Form 10-Q
period 2000-06-30
USX CORP
filed 2000-08-02
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

Common stock outstanding at July 31, 2000 follows:

               USX-Marathon Group    -  312,065,978 shares
               USX-U. S. Steel Group -   88,688,017 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 2000
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          20

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         21

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        30

               Financial Statistics                                 33

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               34

               Marathon Group Balance Sheet                         35

               Marathon Group Statement of Cash Flows               36

               Selected Notes to Financial Statements               37

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              46

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        56

               Supplemental Statistics                              59

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 2000
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            60

               U. S. Steel Group Balance Sheet                      61

               U. S. Steel Group Statement of Cash Flows            62

               Selected Notes to Financial Statements               63

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          69

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        77

               Supplemental Statistics                              80

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings                                    81

Item 4.        Submission of Matters to a Vote of Security Holders  83

Item 5.        Other Information                                    84

Item 6.        Exhibits and Reports on Form 8-K                     85

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000    1999    2000     1999
--------------------------------------------------------------------------------
REVENUES:
 Sales                                         $10,432  $6,731 $19,804  $12,809
 Dividend and affiliate income                      31      18      35       11
 Net gains (losses) on disposal of assets           15       9     122      (13)
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                      4       -       8        -
 Other income                                        6       8      13       13
                                                ------  ------  ------   ------
   Total revenues                               10,488   6,766  19,982   12,820
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      7,848   4,810  15,126    9,364
 Selling, general and administrative expenses       67      37     138       89
 Depreciation, depletion and amortization          318     301     639      609
 Taxes other than income taxes                   1,237   1,123   2,400    2,148
 Exploration expenses                               46      59      91      122
 Inventory market valuation credits                  -     (66)      -     (415)
                                                ------  ------  ------   ------
   Total costs and expenses                      9,516   6,264  18,394   11,917
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             972     502   1,588      903
Net interest and other financial costs              92      91     187      174
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     203     112     258      257
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS  677     299   1,143      472
Provision for estimated income taxes               254     110     423      173
                                                ------  ------  ------   ------
INCOME BEFORE EXTRAORDINARY LOSS                   423     189     720      299
Extraordinary loss on extinguishment of debt,
 net of income tax                                   -       -       -        5
                                                ------  ------  ------   ------
NET INCOME                                         423     189     720      294
Dividends on preferred stock                         2       3       4        5
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $421    $186    $716     $289
                                                ======  ======  ======   ======




Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  2000    1999    2000     1999
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                       $367    $134    $621     $253
   - Per share - basic and diluted                1.18     .43    1.99      .82

 Dividends paid per share                          .21     .21     .42      .42

 Weighted average shares, in thousands
   - Basic                                     312,233 309,054 312,180  309,041
   - Diluted                                   312,431 309,462 312,359  309,332

APPLICABLE TO STEEL STOCK:

 Income before extraordinary loss                  $54     $52     $95      $41
   - Per share - basic                             .62     .60    1.08      .47
            - diluted                              .62     .59    1.07      .47

 Extraordinary loss, net of income tax               -       -       -        5
   - Per share - basic and diluted                   -       -       -      .06

 Net income                                        $54     $52     $95      $36
   - Per share - basic                             .62     .60    1.08      .41
            - diluted                              .62     .59    1.07      .41

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Basic                                      88,499  88,387  88,461   88,378
   - Diluted                                    92,755  92,647  92,721   88,379
















Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                      ASSETS
                                                     June 30    December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $167          $133
  Receivables, less allowance for doubtful
   accounts of $15 and $12                             3,000         2,706
  Inventories                                          2,892         2,627
  Deferred income tax benefits                           316           303
  Other current assets                                   281           218
                                                      ------        ------
     Total current assets                              6,656         5,987

Investments and long-term receivables,
 less reserves of $3 and $3                            1,339         1,237
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $17,163 and $16,799                                  12,746        12,809
Prepaid pensions                                       2,775         2,629
Other noncurrent assets                                  267           300
                                                      ------        ------
     Total assets                                    $23,783       $22,962
                                                      ======        ======

























Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     June 30    December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                         $121            $-
  Accounts payable                                     3,531         3,440
  Payroll and benefits payable                           491           468
  Accrued taxes                                          408           283
  Accrued interest                                       107           107
  Long-term debt due within one year                      43            61
                                                      ------        ------
     Total current liabilities                         4,701         4,359

Long-term debt, less unamortized discount              3,830         4,222
Deferred income taxes                                  2,028         1,839
Employee benefits                                      2,802         2,809
Deferred credits and other liabilities                   663           691
Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              183           183

Minority interest in Marathon Ashland Petroleum LLC    1,943         1,753

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,428,887 shares
    and 2,715,287 ($121 and $136 liquidation preference,
    respectively)                                          2             3
Common stocks:
  Marathon Stock issued - 312,164,678 shares and
   311,767,181 shares                                    312           312
  Steel Stock issued - 88,688,017 shares and
   88,397,714 shares                                      89            88
  Securities exchangeable solely into Marathon Stock
   issued - 282,839 shares and 288,621 shares              -             -
Additional paid-in capital                             4,675         4,673
Deferred compensation                                    (12)            -
Retained earnings                                      2,348         1,807
Accumulated other comprehensive income (loss)            (31)          (27)
                                                      ------        ------
     Total stockholders' equity                        7,383         6,856
                                                      ------        ------
     Total liabilities and stockholders' equity      $23,783       $22,962
                                                      ======        ======

Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $720          $294
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       -             5
  Minority interest in income of Marathon Ashland
   Petroleum LLC                                         258           257
  Depreciation, depletion and amortization               639           609
  Exploratory dry well costs                              32            62
  Inventory market valuation credits                       -          (415)
  Pensions and other postretirement benefits            (157)         (116)
  Deferred income taxes                                  162            98
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                          (8)            -
  Net (gains) losses on disposal of assets              (122)           13
  Changes in:
     Current receivables         - sold                    -            30
                                 - operating turnover   (299)         (301)
     Inventories                                        (265)         (221)
     Current accounts payable and accrued expenses       192           353
  All other - net                                        (44)           (1)
                                                      ------        ------
     Net cash provided from operating activities       1,108           667
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (673)         (685)
Disposal of assets                                       230           182
Restricted cash  - withdrawals                           161            39
                 - deposits                             (194)          (26)
Affiliates - investments                                 (67)            -
           - loans and advances                            -           (56)
           - returns and repayments                        2             -
All other - net                                           23            (3)
                                                      ------        ------
     Net cash used in investing activities              (518)         (549)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements - net(253)          (51)
Other debt - borrowings                                  273           459
           - repayments                                 (309)         (195)
Common stock issued                                        -             8
Preferred stock repurchased                              (12)            -
Dividends paid                                          (179)         (179)
Distributions to minority shareholder of
  Marathon Ashland Petroleum LLC                         (73)         (206)
                                                      ------        ------
     Net cash used in financing activities              (553)         (164)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (3)           (1)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      34           (47)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           133           146
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $167           $99
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(179)        $(178)
  Income taxes paid                                     (141)          (12)

Selected notes to financial statements appear on pages 9-19.

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

 2. In 1998, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) combined the major elements of their refining, marketing and transportation (RM&T) operations. Marathon transferred certain RM&T assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $4 million in each of the first and second quarters of 2000.

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

                                                   Total
                                                  Marathon
(In millions)                E&P    RM&T   OERB   Segments    USS       Total
--------------------------------------------------------------------------------
SECOND QUARTER 2000
Revenues:
 Customer                 $1,060  $7,486    $305    $8,851  $1,581    $10,432
 Intersegment (a)            119      49      13       181       -        181
 Intergroup (a)                6       -       6        12       4         16
 Equity in earnings (losses) of
   unconsolidated affiliate   (3)      6       4         7      14         21
 Other                         7      10       2        19      12         31
                           -----   -----   -----     -----   -----      -----
 Total revenues           $1,189  $7,551    $330    $9,070  $1,611    $10,681
                           =====   =====   =====     =====   =====      =====
Segment income              $356    $529      $-      $885     $68       $953
                           =====   =====   =====     =====   =====      =====
SECOND QUARTER 1999
Revenues:
 Customer                   $689  $4,637    $113    $5,439  $1,292     $6,731
 Intersegment (a)             34       4       6        44       -         44
 Intergroup (a)                4       -       4         8      11         19
 Equity in earnings (losses) of
   unconsolidated affiliates   3       4       5        12     (10)         2
 Other                        13      10       6        29      11         40
                           -----   -----   -----     -----   -----      -----
 Total revenues             $743  $4,655    $134    $5,532  $1,304     $6,836
                           =====   =====   =====     =====   =====      =====
Segment income              $124    $228     $19      $371     $43       $414
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


 4. (Continued)

                                                   Total
                                                  Marathon
(In millions)                E&P    RM&T   OERB   Segments    USS    Total
--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
Revenues:
 Customer                 $2,051  $13,981  $655   $16,687   $3,117  $19,804
 Intersegment (a)            188       69    32       289        -      289
 Intergroup (a)               11        -    11        22        8       30
 Equity in earnings (losses) of
   unconsolidated affiliates  (4)      10     8        14        7       21
 Other                        10       20     6        36       26       62
                           -----    ----- -----     -----    -----    -----
 Total revenues           $2,256  $14,080  $712   $17,048   $3,158  $20,206
                           =====    ===== =====     =====    =====    =====
Segment income              $665     $669   $13    $1,347     $122   $1,469
                           =====    ===== =====     =====    =====    =====
SIX MONTHS ENDED JUNE 30, 1999
Revenues:
 Customer                 $1,261   $8,816  $195   $10,272   $2,537  $12,809
 Intersegment (a)             68        9    15        92        -       92
 Intergroup (a)                7        -     8        15       12       27
 Equity in earnings (losses) of
   unconsolidated affiliates   4        7    13        24      (33)      (9)
 Other                        19       16     9        44       21       65
                           -----    ----- -----     -----    -----    -----
 Total revenues           $1,359   $8,848  $240   $10,447   $2,537  $12,984
                           =====    ===== =====     =====    =====    =====
Segment income              $160     $273   $34      $467      $40     $507
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


 4. (Continued)

    The following schedules reconcile segment revenues and income to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                                Marathon Group U. S. Steel Group
                                                Second Quarter  Second Quarter
                                                    Ended           Ended
                                                   June 30         June 30
(In millions)                                    2000    1999    2000     1999
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments                $9,070  $5,532  $1,611   $1,304
 Items not allocated to segments:
  Gain on ownership change in MAP                    4       -       -        -
  Other (a)                                          -      (7)      -        -
 Elimination of intersegment revenues             (181)    (44)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                         $8,893  $5,481  $1,611   $1,304
                                                ======  ======  ======   ======

Income:
 Income for reportable segments                   $885    $371     $68      $43
 Items not allocated to segments:
  Gain on ownership change in MAP                    4       -       -        -
  Administrative expenses                          (29)    (31)     (5)      (8)
  Net pension credits                                -       -      67       88
  Costs related to former business activities        -       -     (18)     (20)
  Inventory market valuation adjustments             -      66       -        -
  Other (a)                                          -      (7)      -        -
                                                ------  ------  ------   ------
   Total Group income from operations             $860    $399    $112     $103
                                                ======  ======  ======   ======

(a) Represents for the Marathon Group in 1999, estimated loss on sale of Carnegie Natural Gas Company and affiliated subsidiaries (Carnegie).


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


 4.  (Continued)



                                               Marathon Group  U. S. Steel Group
                                                  Six Months      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(In millions)                                    2000    1999    2000     1999
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments               $17,048 $10,447  $3,158   $2,537
 Items not allocated to segments:
  Gain on ownership change in MAP                    8       -       -        -
  Other (a)                                         87     (23)      -      (22)
 Elimination of intersegment revenues             (289)    (92)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                        $16,854 $10,332  $3,158   $2,515
                                                ======  ======  ======   ======

Income:
 Income for reportable segments                 $1,347    $467    $122      $40
 Items not allocated to segments:
  Gain on ownership change in MAP                    8       -       -        -
  Administrative expenses                          (57)    (57)    (11)     (13)
  Net pension credits                                -       -     132      140
  Costs related to former business activities        -       -     (40)     (44)
  Inventory market valuation adjustments             -     415       -        -
  Other (a)                                         87     (23)      -      (22)
                                                ------  ------  ------   ------
   Total Group income from operations           $1,385    $802    $203     $101
                                                ======  ======  ======   ======

(a) Represents for the Marathon Group in 2000, gain on disposition of Angus/Stellaria and in 1999, loss on sale of Scurlock Permian LLC and Carnegie. For the U. S. Steel Group in 1999, represents loss on investment in RTI International Metals stock used to satisfy indexed debt obligations.

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

                                                         (In millions)
                                                    ------------------------
                                                     June 30    December 31
                                                       2000         1999
                                                     --------   -----------
    Raw materials                                       $922         $830
    Semi-finished products                               368          392
    Finished products                                  1,440        1,239
    Supplies and sundry items                            162          166
                                                      ------        ------
      Total (at cost)                                  2,892        2,627
    Less inventory market valuation reserve                -            -
                                                      ------        ------
      Net inventory carrying value                    $2,892       $2,627
                                                      ======        ======

     The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses. For additional information, see discussion of results of operations in the Marathon Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

 6. Total comprehensive income was $420 million for the second quarter of 2000, $185 million for the second quarter of 1999, $716 million for the six months of 2000 and $288 for the six months of 1999.

 7. The method of calculating net income per share for the Marathon Stock and Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the
     U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group and the U. S. Steel Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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


     7.   (Continued)

          COMPUTATION OF INCOME PER SHARE
                                                     Second Quarter Ended
                                                           June 30
                                                     2000            1999
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group
--------------
Net income (millions)                             $367    $367    $134     $134
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   312,233 312,233 309,054  309,054
 Effect of dilutive securities - stock options       -     198       -      408
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   312,233 312,431 309,054  309,462
                                                ======  ======  ======   ======
Net income per share                             $1.18   $1.18    $.43     $.43
                                                ======  ======  ======   ======
U. S. Steel Group
-----------------
Net income (millions):
 Net income                                        $56     $56     $55      $55
 Dividends on preferred stock                        2       2       3        3
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock               54      54      52       52
 Effect of dilutive convertible securities           -       2       -        2
                                                ------  ------  ------   ------
   Net income assuming conversions                 $54     $56     $52      $54
                                                ======  ======  ======   ======

Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,499  88,499  88,387   88,387
 Effect of dilutive securities:
   Trust preferred securities                        -   4,256       -    4,256
   Stock options                                     -       -       -        4
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,499  92,755  88,387   92,647
                                                ======  ======  ======   ======

Net income per share                              $.62    $.62    $.60     $.59
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     7.   (Continued)

          COMPUTATION OF INCOME PER SHARE
                                                        Six Months Ended
                                                             June 30
                                                     2000            1999
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group
--------------
Net income (millions)                             $621    $621    $253     $253
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   312,180 312,180 309,041  309,041
 Effect of dilutive securities - stock options       -     179       -      291
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   312,180 312,359 309,041  309,332
                                                ======  ======  ======   ======
Net income per share                             $1.99   $1.99    $.82     $.82
                                                ======  ======  ======   ======
U. S. Steel Group
-----------------
Net income (millions):
 Income before extraordinary loss                  $99     $99     $46      $46
 Dividends on preferred stock                        4       4       5        5
 Extraordinary loss                                  -       -       5        5
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock               95      95      36       36
 Effect of dilutive convertible securities           -       4       -        -
                                                ------  ------  ------   ------
   Net income assuming conversions                 $95     $99     $36      $36
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,461  88,461  88,378   88,378
 Effect of dilutive securities:
   Trust preferred securities                        -   4,256       -        -
   Stock options                                     -       4       -        1
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,461  92,721  88,378   88,379
                                                ======  ======  ======   ======
Per share:
 Income before extraordinary loss                $1.08   $1.07    $.47     $.47
 Extraordinary loss                                  -       -     .06      .06
                                                ------  ------  ------   ------
 Net income                                      $1.08   $1.07    $.41     $.41
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

                                                         (In millions)
                                                 -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 2000    1999    2000     1999
                                                 ----    ----    ----     ----
    Matching crude oil and refined product
      buy/sell transactions settled in cash     $1,415    $698  $2,470   $1,570
    Consumer excise taxes on petroleum
      products and merchandise                   1,108   1,003   2,147    1,916

 10. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

 11. In the second quarter of 1999, USX recognized a one-time pretax settlement gain of $35 million, related mainly to pension costs of employees who retired under the U. S. Steel Group 1998 voluntary early retirement program. This noncash settlement gain is included in selling, general and administrative expenses.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 12. At June 30, 2000, USX had no borrowings against its $2,350 million long-term revolving credit agreement.

     At June 30, 2000, MAP had no borrowings against its $500 million revolving credit agreements with banks and had no amounts outstanding against its $190 million revolving credit agreement with Ashland.

     USX has a short-term credit agreement totaling $125 million at June
     30, 2000. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At June 30, 2000, there were no borrowings against these facilities. USX had other outstanding short-term borrowings of $121 million.

     In the event of a change in control of USX, debt obligations totaling $3,089 million at June 30, 2000, may be declared immediately due and payable.

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

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2000, and December 31, 1999, accrued liabilities for remediation totaled $184 million and $170 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $55 million at June 30, 2000, and $52 million at December 31, 1999.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 2000 and for the years 1999 and 1998, such capital expenditures totaled $23 million, $78 million and $132 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 13. (Continued)

     At June 30, 2000, and December 31, 1999, accrued liabilities for platform abandonment and dismantlement totaled $157 million and $152 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities totaled
     $218 million at June 30, 2000. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of June 30, 2000, the largest guarantee for a single affiliate was $131 million.

     At June 30, 2000, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $144 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments to acquire property, plant and equipment and long-term investments at June 30, 2000, totaled $709 million compared with $568 million at December 31, 1999.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
           ----------------------------------------------------------


   Six Months Ended
       June 30                           Year Ended December 31
---------------------   -------------------------------------------------------
   2000        1999         1999        1998         1997        1996      1995
   ----        ----         ----        ----         ----        ----      ----

   6.58        4.00         4.20        3.45         3.63        3.41      1.46
   ====        ====         ====        ====         ====        ====      ====


                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
                -------------------------------------------------


   Six Months Ended
       June 30                           Year Ended December 31
---------------------   -------------------------------------------------------
   2000        1999         1999        1998         1997        1996      1995
   ----        ----         ----        ----         ----        ----      ----

   6.74        4.11         4.32        3.56         3.79        3.65      1.58
   ====        ====         ====        ====         ====        ====      ====

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company that is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the second quarter 2000 USX Consolidated Financial Statements and Selected Notes to Financial Statements. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For individual Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the
U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

     Revenues for the second quarter and the first six months of 2000 and 1999 are set forth in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000    1999    2000     1999
                                                ------  ------  ------   ------
Revenues
 Marathon Group                                 $8,893  $5,481 $16,854  $10,332
 U. S. Steel Group                               1,611   1,304   3,158    2,515
 Eliminations                                      (16)    (19)    (30)     (27)
                                                ------  ------ -------  -------
   Total USX Corporation revenues              $10,488  $6,766 $19,982  $12,820
Less:
 Excise taxes (a)(b)                             1,108   1,003   2,147    1,916
 Matching buy/sell transactions (a)(c)           1,415     698   2,470    1,570
                                                ------  ------  ------   ------
   Revenues excluding above items               $7,965  $5,065 $15,365   $9,334
                                                ======  ======  ======   ======
------

(a) Included in both revenues and costs and expenses for the Marathon Group and USX consolidated.
(b)  Consumer excise taxes on petroleum products and merchandise.
(c) Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding excise taxes and matching buy/sell transactions) increased by $2,900 million in the second quarter of 2000 as compared with the second quarter of 1999, reflecting increases of $2,590 million for the Marathon Group and $307 million for the U. S. Steel Group. For the first six months of 2000, revenues increased $6,031 million as compared with the same period of 1999, reflecting increases of $5,391 million for the Marathon Group and $643 million for the U. S. Steel Group.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the second quarter and the first six months of 2000 and 1999 are set forth in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000    1999    2000     1999
                                                ------  ------  ------   ------
Reportable segments
 Marathon Group
  Exploration & production                        $356    $124    $665     $160
 Refining, marketing & transportation              529     228     669      273
 Other energy related businesses                     -      19      13       34
                                                ------  ------  ------   ------
   Income for reportable segments-Marathon Group  $885    $371  $1,347     $467
 U. S. Steel Group
   Income for reportable segment                    68      43     122       40
                                                 -----   -----   -----    -----
   Income for reportable segments-USX Corporation  953     414   1,469      507
Items not allocated to segments:
 Marathon Group                                    (25)     28      38      335
 U. S. Steel Group                                  44      60      81       61
                                                 -----   -----   -----    -----
   Total income from operations-USX Corporation   $972    $502  $1,588     $903
                                                 =====   =====   =====    =====

     Income for reportable segments increased by $539 million in the second quarter of 2000 as compared with the second quarter of 1999, reflecting increases of $514 million for the Marathon Group reportable segments and $25 million for U. S. Steel Group reportable segment. Income for reportable segments in the first six months of 2000 increased by $962 million compared with the first six months of 1999, reflecting increases of $880 million for the Marathon Group reportable segments and $82 million for the U. S. Steel Group reportable segment.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the second quarter and first six months of 2000 and 1999 are set forth in the following table:

                                                Second Quarter     Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000   1999     2000     1999
                                                ------  ------  ------   ------
Net interest and other financial costs             $92     $91    $187     $174
Less:
 Favorable adjustment to carrying value
    of indexed debt(a)                               -       -       -      (13)
                                                ------  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item                $92     $91    $187     $187
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

     Provisions for estimated income taxes of $254 million and $423 million for the second quarter and the first six months of 2000 were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities.

     Extraordinary loss on extinguishment of debt of $5 million (net of a $3 million income tax benefit) in the first six months of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt. For further discussion, see Note 8 to the USX Consolidated Financial Statements.

     Net income was $423 million for the second quarter of 2000, an increase of $234 million compared to the second quarter of 1999 reflecting increases of $233 million for the Marathon Group and $1 million for the U. S. Steel Group. Net income was $720 million for the first six months of 2000, an increase of $426 million compared with the first six months of 1999, reflecting increases of $368 million for the Marathon Group and $58 million for the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Dividends to Stockholders
-------------------------
     On July 25, 2000, the USX Board of Directors (the "Board") declared dividends of 23 cents per share on Marathon Stock, a 2 cents per share increase over the previous quarter, and 25 cents per share on Steel Stock, payable September 9, 2000, to stockholders of record at the close of business on August 16, 2000. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable September 29, 2000, to stockholders of record at the close of business on August 31, 2000.

     On July 25, 2000, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, declared a dividend of CDN $0.3370 per share on its non-voting Exchangeable Shares, payable September 9, 2000, to stockholders of record at the close of business on August 16, 2000.

Cash Flows
----------
     Cash and cash equivalents totaled $167 million at June 30, 2000, compared with $99 million at June 30, 1999, an increase of $68 million reflecting an $83 million increase for the Marathon Group offset by a $15 million decrease for the
U. S. Steel Group.

     Net cash provided from operating activities totaled $1,108 million in the first six months of 2000, a $441 million increase from the first six months of 1999, reflecting a $466 million increase for the Marathon Group and a $25 million decrease for the U. S. Steel Group. The increase primarily reflects higher net income. For details, see Management's Discussion and Analysis of Financial Condition and Results of Operation for each Group.

     Capital expenditures for property, plant and equipment in the first six months of 2000 were $673 million compared with $685 million for the first six months of 1999. For details by Group, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Contract commitments to acquire property, plant and equipment and long-term investments at June 30, 2000, totaled $709 million compared with $568 million at December 31, 1999.

     Cash from disposal of assets was $230 million in the first six months of 2000, compared with $182 million in the first six months of 1999. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico. Proceeds in 1999 were mainly from the sale of Scurlock Permian LLC and domestic production properties.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The net change in restricted cash was a net deposit of $33 million in the first six months of 2000, compared with a net withdrawal of $13 million in the first six months of 1999. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Financial obligations (the net of commercial paper and revolving credit agreements, debt borrowings and repayments on the Consolidated Statement of Cash Flows) decreased $289 million in the first six months of 2000 compared with an increase of $213 million in the first six months of 1999. The decrease in 2000 reflects net cash provided from operating activities and asset sales in excess of cash used for capital expenditures and dividend payments.

     Distributions to minority shareholder of MAP were $73 million in the first six months of 2000, compared with $206 million in the first six months of 1999. For further details, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.

Debt and Preferred Stock Ratings
--------------------------------
     On May 8, 2000, Standard & Poor's raised its rating for USX senior debt to BBB. USX's preferred stock rating is BB+. On May 26, 2000, Moody's Investors Service upgraded the senior debt ratings of USX to Baa1 and preferred stock to baa3.

Liquidity
---------
     At June 30, 2000, USX had no borrowings against its $2,350 million long-term revolving credit agreement. At June 30, 2000, MAP had no borrowings against its bank revolving credit agreements. MAP's $100 million revolving credit facility that was scheduled to terminate in July 2000 was extended for an additional year. MAP's $400 million revolving credit facility terminates in July 2003.

     On July 25, 2000, the USX Board of Directors authorized the spending of up to $450 million to repurchase shares of its USX-Marathon Group Common Stock, such purchases to be made from time to time as the Corporation's financial condition and market conditions warrant. Any purchases may be in either open market transactions, including block purchases, or in privately negotiated transactions. The repurchase program does not include specific price targets or timetables, and is subject to termination prior to completion. During the repurchase program, offerings of Marathon Stock under the Marathon Group Dividend Reinvestment and Direct Stock Purchase Plan have been suspended for first-time, non-employee purchasers.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of June 30, 2000, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 2000 and years 2001 and 2002, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 13 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 40 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 2000. In addition, there are 17 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 138 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 16 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     MAP has responded to information requests from the U.S. Environmental Protection Agency ("EPA")regarding New Source Review ("NSR") compliance at its Garyville and Texas City refineries. In addition, the scope of the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries included NSR compliance. MAP has not been notified of the results of either the information requests or inspections as regards NSR compliance.

     NSR requires new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The current initiative appears to target many items that the industry has historically considered routine repair, replacement and maintenance or other activity exempted from the NSR requirements.

     On July 25, 2000, the EPA issued a press release announcing a settlement in principle with two refiners concerning NSR and other environmental issues. MAP has initiated discussions with the EPA on similar issues.

     In October 1998, the National Enforcement Investigations Center and Region V of the EPA conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, complete findings on the results of the inspections have not been issued. Thus far, MAP has been served with two Notices of Violation ("NOV")and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulation, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutant for benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson Refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

   In 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances and oil into the Grand Calumet River, Indiana Harbor Canal and Indiana Harbor near Gary Works. USX was identified as a PRP along with 15 other companies owning property along the river, harbor canal and harbor. The public trustees have completed a preassessment screen pursuant to federal regulations and are performing a Natural Resource Damage Assessment. USX is cooperating with eight other PRPs in a joint defense group which is currently engaged in settlement discussions with the public trustees and the EPA.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on income before income taxes of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments are provided in the following table(a):

                                        Incremental Decrease in
                                       Income Before Income Taxes
                                        Assuming a Hypothetical
                                            Price Change of:

(Dollars in millions)                         10%     25%
-------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
  Crude oil
    Trading                                    $-       $-
    Other than trading (f)(g)               $29.0    $74.5       (d)
  Natural gas
    Other than trading (f)(g)                 2.2      5.7       (d)
  Refined products
    Other than trading (f)(g)                  .2       .8       (d)

U. S. Steel Group
  Natural gas
    Other than trading                         $-       $-
  Zinc
    Other than trading                         .5      1.2       (e)
  Tin
    Other than trading                         .3       .7       (e)

 (a) Gains and losses on derivative commodity instruments used for other than trading activities are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental decrease in income before income taxes of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 2000. Management evaluates the portfolios of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to June 30, 2000, may cause future income before income tax effects to differ from those presented in the table.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

 (b)  The number of net open contracts varied throughout second quarter
      2000, from a low of 13,821 contracts at June 10, to a high of 24,360 contracts at May 4, and averaged 18,694 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout second quarter 2000, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
 (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
 (d)  Price increase.
 (e)  Price decrease.
 (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income before income taxes when applied to the derivative commodity instruments used to hedge that commodity.
 (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in June 30, 2000 interest rates on the fair value of USX's non-derivative financial instruments is provided in the following table:

(Dollars in millions)
--------------------------------------------------------------------------------
As of June 30, 2000
                                                                  Incremental
                                                                  Increase in
Non-Derivative                                 Carrying    Fair      Fair
Financial Instruments(a)                         Value    Value     Value(b)
-----------------------------------------------------------------------------
Financial assets:
  Investments and
    long-term receivables                         $204     $257        $ -
-----------------------------------------------------------------------------
Financial liabilities:
  Long-term debt (c)(d)                         $3,770   $3,868       $158
  Preferred stock of
    subsidiary                                     250      233         21
  USX obligated mandatorily redeemable convertible
    preferred securities of a subsidiary trust     183      132         12
                                                 -----    -----      -----
       Total liabilities                        $4,203   $4,233       $191
-----------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at June 30, 2000, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at June 30, 2000.
(c) Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2000, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $41 million. A 10% increase in the Canadian dollar to U.S. dollar forward rate would result in a charge to income of approximately $4 million.

Equity Price Risk
-----------------

     As of June 30, 2000, USX had no material exposure to equity price risk.

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

USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------


                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
(Dollars in millions)                            2000    1999    2000     1999
------------------------------------------------------------------------------
REVENUES

 Marathon Group                                 $8,893  $5,481 $16,854  $10,332
 U. S. Steel Group                               1,611   1,304   3,158    2,515
 Eliminations                                      (16)    (19)    (30)     (27)
                                               ------- ------- -------  -------
   Total                                       $10,488  $6,766 $19,982  $12,820


INCOME FROM OPERATIONS

 Marathon Group                                   $860    $399  $1,385     $802
 U. S. Steel Group                                 112     103     203      101
                                                ------  ------  ------   ------
   Total                                          $972    $502  $1,588     $903




CASH FLOW DATA
--------------

CAPITAL EXPENDITURES

 Marathon Group                                   $239    $336    $576     $532
 U. S. Steel Group                                  52      74      97      153
                                                ------  ------  ------   ------
   Total                                          $291    $410    $673     $685


INVESTMENTS (RETURNS) & OTHER AFFILIATE ACTIVITY - NET

 Marathon Group                                    $34     $37     $54     $56
 U. S. Steel Group                                   -       -      11       -
                                                ------  ------  ------  ------
   Total                                           $34     $37     $65     $56

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000    1999    2000     1999
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $8,863  $5,447 $16,709  $10,287
 Dividend and affiliate income                      17      28      28       44
 Net gains (losses) on disposal of assets            2      (1)      94     (11)
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                      4       -       8        -
 Other income                                        7       7      15       12
                                                ------  ------  ------   ------
   Total revenues                                8,893   5,481  16,854   10,332
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      6,447   3,669  12,352    7,074
 Selling, general and administrative expenses      124     132     258      254
 Depreciation, depletion and amortization          240     222     486      459
 Taxes other than income taxes                   1,176   1,066   2,282    2,036
 Exploration expenses                               46      59      91      122
 Inventory market valuation credits                  -     (66)      -     (415)
                                                ------  ------  ------   ------
   Total costs and expenses                      8,033   5,082  15,469    9,530
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             860     399   1,385      802
Net interest and other financial costs              68      71     139      146
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     203     112     258      257
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         589     216     988      399
Provision for estimated income taxes               222      82     367      146
                                                ------  ------  ------   ------
NET INCOME                                        $367    $134    $621     $253
                                                ======  ======  ======   ======
MARATHON STOCK DATA:
 Net income per share - basic and diluted        $1.18    $.43   $1.99     $.82

 Dividends paid per share                          .21     .21     .42      .42

 Weighted average shares, in thousands
   - Basic                                     312,233 309,054 312,180  309,041
   - Diluted                                   312,431 309,462 312,359  309,332


Selected notes to financial statements appear on pages 37-45.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $162          $111
  Receivables, less allowance for doubtful
   accounts of $2 and $2                               2,167         1,876
  Inventories                                          2,120         1,884
  Deferred income tax benefits                            29            23
  Other current assets                                   278           218
                                                      ------        ------
     Total current assets                              4,756         4,112

Investments and long-term receivables                    851           762
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,816  and $10,567                                 10,302        10,293
Prepaid pensions                                         232           225
Other noncurrent assets                                  280           313
                                                      ------        ------
     Total assets                                    $16,421       $15,705
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                         $103            $-
  Accounts payable                                     2,843         2,685
  Payroll and benefits payable                           156           146
  Income taxes payable                                    73            97
  Accrued taxes                                          269           107
  Accrued interest                                        91            92
  Long-term debt due within one year                      31            48
                                                      ------        ------
     Total current liabilities                         3,566         3,175

Long-term debt, less unamortized discount              2,911         3,320
Deferred income taxes                                  1,530         1,495
Employee benefits                                        590           564
Deferred credits and other liabilities                   408           414
Preferred stock of subsidiary                            184           184

Minority interest in Marathon Ashland Petroleum LLC    1,943         1,753

COMMON STOCKHOLDERS' EQUITY                            5,289         4,800
                                                      ------        ------
   Total liabilities and common stockholders' equity $16,421       $15,705
                                                      ======        ======

Selected notes to financial statements appear on pages 37-45.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $621          $253
Adjustments to reconcile to net cash provided from
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC                                         258           257
  Depreciation, depletion and amortization               486           459
  Exploratory dry well costs                              32            62
  Inventory market valuation credits                       -          (415)
  Pensions and other postretirement benefits               6            27
  Deferred income taxes                                   16            49
  Gain on ownership change in Marathon
                      Ashland Petroleum LLC               (8)            -
  Net (gains) losses on disposal of assets               (94)           11
  Changes in:
     Current receivables                                (290)         (265)
     Inventories                                        (236)         (151)
     Current accounts payable and accrued expenses       260           301
  All other - net                                        (42)          (45)
                                                      ------        ------
     Net cash provided from operating activities       1,009           543
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (576)         (532)
Disposal of assets                                       214           178
Restricted cash   - withdrawals                          158            39
                  - deposits                            (193)          (20)
Affiliates - investments                                 (56)            -
           - loans and advances                            -           (56)
           - returns and repayments                        2             -
All other - net                                           20             -
                                                      ------        ------
     Net cash used in investing activities              (431)         (391)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Marathon Group's portion of USX
 consolidated debt                                      (322)          119
Specifically attributed debt  - borrowings               273           140
                              - repayments              (271)         (140)
Marathon Stock issued                                      -             8
Dividends paid                                          (131)         (130)
Distributions to minority shareholder of
  Marathon Ashland Petroleum LLC                         (73)         (206)
                                                      ------        ------
     Net cash used in financing activities              (524)         (209)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (3)           (1)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      51           (58)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           111           137
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $162           $79
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(138)        $(136)
  Income taxes paid, including settlements with the
   U. S. Steel Group                                    (226)           (7)

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

 4. In 1998, Marathon and Ashland Inc. (Ashland) combined the major elements of their refining, marketing and transportation (RM&T) operations. Marathon transferred certain RM&T assets to Marathon Ashland Petroleum LLC
     (MAP), a new consolidated subsidiary. Also, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $4 million in each of the first and second quarters of 2000.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 5. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                        (In millions)
                                              -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 2000    1999    2000     1999
                                                 ----    ----    ----     ----
    Matching crude oil and refined product
      buy/sell transactions settled in cash     $1,415    $698  $2,470   $1,570
    Consumer excise taxes on petroleum
      products and merchandise                   1,108   1,003   2,147    1,916

 6. The Marathon Group's total comprehensive income was $366 million for the second quarter of 2000, $134 million for the second quarter of 1999, $618 million for the six months of 2000 and $255 million for the six months of 1999.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 7.  (Continued)

                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
SECOND QUARTER 2000
Revenues:
 Customer                                       $1,060  $7,486    $305   $8,851
 Intersegment (a)                                  119      49      13      181
 Intergroup (a)                                      6       -       6       12
 Equity in earnings (losses) of
  unconsolidated affiliates                         (3)      6       4        7
 Other                                               7      10       2       19
                                                ------  ------  ------   ------
   Total revenues                               $1,189  $7,551    $330   $9,070
                                                ======  ======  ======   ======
Segment income                                    $356    $529      $-     $885
                                                ======  ======  ======   ======

SECOND QUARTER 1999
Revenues:
 Customer                                         $689  $4,637    $113   $5,439
 Intersegment (a)                                   34       4       6       44
 Intergroup (a)                                      4       -       4        8
 Equity in earnings of
  unconsolidated affiliates                          3       4       5       12
 Other                                              13      10       6       29
                                                ------  ------  ------   ------
   Total revenues                                 $743  $4,655    $134   $5,532
                                                ======  ======  ======   ======
Segment income                                    $124    $228     $19     $371
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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 7.  (Continued)

                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Revenues:
 Customer                                       $2,051 $13,981    $655  $16,687
 Intersegment (a)                                  188      69      32      289
 Intergroup (a)                                     11       -      11       22
 Equity in earnings (losses) of
  unconsolidated affiliates                         (4)     10       8       14
 Other                                              10      20       6       36
                                                ------  ------  ------   ------
   Total revenues                               $2,256 $14,080    $712  $17,048
                                                ======  ======  ======   ======
Segment income                                    $665    $669     $13   $1,347
                                                ======  ======  ======   ======

SIX MONTHS ENDED JUNE 30, 1999
------------------------------
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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 7.  (Continued)

    The following schedules reconcile segment revenues and income to amounts reported in the Marathon Group financial statements:

                                                      Second Quarter Ended
                                                            June 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                     $9,070        $5,532
  Items not allocated to segments:
   Gain on ownership change in MAP                         4             -
   Other (a)                                               -            (7)
  Elimination of intersegment revenues                  (181)          (44)
                                                      ------        ------
     Total Group revenues                             $8,893        $5,481
                                                      ======        ======

Income:
  Income for reportable segments                        $885          $371
  Items not allocated to segments:
   Gain on ownership change in MAP                         4             -
   Administrative expenses                               (29)          (31)
   Inventory market valuation adjustments                  -            66
   Other (a)                                               -            (7)
                                                      ------        ------
     Total Group income from operations                 $860          $399
                                                      ======        ======


(a)Represents in 1999, estimated loss on sale of Carnegie Natural Gas Company and subsidiaries (Carnegie).

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 7.  (Continued)

                                                        Six Months Ended
                                                            June 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                    $17,048       $10,447
  Items not allocated to segments:
   Gain on ownership change in MAP                         8             -
   Other (a)                                              87           (23)
  Elimination of intersegment revenues                  (289)          (92)
                                                      ------        ------
     Total Group revenues                            $16,854       $10,332
                                                      ======        ======

Income:
  Income for reportable segments                      $1,347          $467
  Items not allocated to segments:
   Gain on ownership change in MAP                         8             -
   Administrative expenses                               (57)          (57)
   Inventory market valuation adjustments                  -           415
   Other (a)                                              87           (23)
                                                      ------        ------
     Total Group income from operations               $1,385          $802
                                                      ======        ======

(a) Represents in 2000, gain on disposition of Angus/Stellaria and in 1999, loss on sale of Scurlock Permian LLC and Carnegie.

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

                                                         (In millions)
                                                    ------------------------
                                                     June 30    December 31
                                                       2000         1999
                                                   -----------  -----------
    Crude oil and natural gas liquids                   $794         $729
    Refined products and merchandise                   1,222        1,046
    Supplies and sundry items                            104          109
                                                      ------        ------
      Total (at cost)                                  2,120        1,884
    Less inventory market valuation reserve                -            -
                                                      ------        ------
      Net inventory carrying value                    $2,120       $1,884
                                                      ======        ======

     The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses. For additional information, see discussion of results of operations in the Marathon Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

 9. At June 30, 2000, and December 31, 1999, income taxes payable represents an estimated income tax payable to the U. S. Steel Group. In addition, included in deferred credits and other liabilities at June 30, 2000, and December 31, 1999, is $97 million income taxes payable to the
     U. S. Steel Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2000, and December 31, 1999, accrued liabilities for remediation totaled $73 million and $69 million, respectively. It is not presently possible to estimate the ultimate amount of

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 10. (Continued)

     all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $55 million at June 30, 2000, and $52 million at December 31, 1999.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2000 and for the years 1999 and 1998, such capital expenditures totaled $9 million, $46 million and $83 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At June 30, 2000, and December 31, 1999, accrued liabilities for platform abandonment and dismantlement totaled $157 million and $152 million, respectively.

     Guarantees by USX and its consolidated subsidiaries of the liabilities of an affiliated entity of the Marathon Group totaled $131 million at June 30, 2000.

     At June 30, 2000, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $144 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at June 30, 2000, totaled $617 million compared with $485 million at December 31, 1999.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum ("MAP"), owned 62 percent by Marathon; and other energy related businesses. The Management's Discussion and Analysis should be read in conjunction with the Marathon Group's Financial Statements and Selected Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 59.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 2000 and 1999 are summarized in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000    1999    2000     1999
                                                -----   -----   -----    -----
Exploration & production ("E&P")                $1,189    $743  $2,256   $1,359
Refining, marketing & transportation ("RM&T")    7,551   4,655  14,080    8,848
Other energy related businesses (a)                330     134     712      240
                                                ------  ------  ------   ------
     Revenues of reportable segments            $9,070  $5,532 $17,048  $10,447

Revenues not allocated to segments:
 Gain on ownership change in MAP                     4       -       8        -
 Other (b)                                           -      (7)     87      (23)
Elimination of intersegment revenues              (181)    (44)   (289)     (92)
                                                ------  ------  ------   ------
     Total Group revenues                       $8,893  $5,481 $16,854  $10,332
                                                ======  ======  ======   ======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
  products and merchandise                      $1,108  $1,003  $2,147   $1,916
Matching crude oil and refined product
  buy/sell transactions settled in cash:
    E&P                                           $222    $161    $377     $275
    RM&T                                         1,193     537   2,093    1,295
                                                 -----   -----   -----    -----
     Total buy/sell transactions                $1,415    $698  $2,470   $1,570

---------

(a)Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(b)Represents in 2000, a gain on the disposition of Angus/Stellaria and in 1999, an estimated loss on sale of Scurlock and Carnegie.

     E&P segment revenues increased by $446 million in the second quarter of 2000 from the comparable prior-year period. For the first six months of 2000, revenues increased by $897 million from the prior-year period. The increase in both periods primarily reflected higher worldwide liquid hydrocarbon and natural gas prices.

     RM&T segment revenues increased by $2,896 million in the second quarter of 2000 from the comparable prior-year period. For the first six months of 2000, revenues increased by $5,232 million from the prior-year period. The increase in both periods primarily reflected higher refined product prices and increased refined product sales volumes.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other energy related businesses segment revenues increased by $196 million in the second quarter of 2000 from the comparable prior-year period. For the first six months of 2000, revenues increased by $472 million from the prior-year period. The increase in both periods primarily reflected higher natural gas and crude oil purchase and resale activity accompanied by higher crude oil and natural gas prices.

     Income from operations for the second quarter and first six months of 2000 and 1999 is summarized in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000    1999    2000     1999
                                                -----   -----   -----    -----
E&P
 Domestic                                         $277     $93    $478     $131
 International                                      79      31     187       29
                                                ------  ------  ------   ------
   Income for E&P reportable segment               356     124     665      160
RM&T                                               529     228     669      273
Other energy related businesses                      -      19      13       34
                                                ------  ------  ------   ------
     Income for reportable segments               $885    $371  $1,347     $467

Items not allocated to segments:
 Administrative expenses (a)                      $(29)   $(31)   $(57)    $(57)
 IMV reserve adjustment (b)                          -      66       -      415
 Estimated loss on sale of assets (c)                -      (7)      -      (23)
 Gain on disposition of Angus/Stellaria (d)          -       -      87        -
 Gain on ownership change in MAP (e)                 4       -       8        -
                                                ------  ------  ------   ------
     Total Group income from operations           $860    $399  $1,385     $802
                                                ======  ======  ======   ======
--------

(a) Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
(b) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of the IMV, see
    Note 8 to the Marathon Group Financial Statements.
(c) Resulted from the sale of Scurlock Permian LLC and Carnegie Natural Gas Company and affiliated subsidiaries.
(d) Resulted from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development located in the Gulf of Mexico.
(e) For additional discussion of the gain on ownership change in MAP, see Note 4 to the Marathon Group Financial Statements.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income for reportable segments in the second quarter of 2000 increased by $514 million from last year's second quarter, due primarily to higher worldwide liquid hydrocarbon and natural gas prices and higher refined product margins. Income for reportable segments in the first six months of 2000 increased by $880 million from the first six months of 1999, due primarily to the factors discussed previously.

     Worldwide E&P segment income in the second quarter of 2000 increased by $232 million from last year's second quarter. Results in the first six months of 2000 increased by $505 million from the same period in 1999.

     Domestic E&P income in the second quarter of 2000 increased by $184 million from last year's second quarter. Results in the first six months of 2000 increased by $347 million from the same period in 1999. These increases were mainly due to higher liquid hydrocarbon and natural gas prices and lower exploration expense, partially offset by derivative losses from other than trading activities and lower liquid hydrocarbon and natural gas volumes due to natural field declines and asset sales.

     International E&P income in the second quarter of 2000 increased by $48 million from last year's second quarter. This increase was mainly due to higher liquid hydrocarbon and natural gas prices, partially offset by a decrease in natural gas volumes due to the depletion of Heimdal reserves in Norway, decreased production in Ireland and the sale of certain Egyptian properties. Results in the first six months of 2000 increased by $158 million from the same period in 1999. In addition to the factors discussed previously, the increase was also due to lower dry well expense.

     RM&T segment income in the second quarter of 2000 increased by $301 million from last year's second quarter. Results in the first six months of 2000 increased by $396 million from the same period in 1999. These increases were mainly due to higher refined product margins and increased refined product sales volumes.

     Other energy related businesses segment income in the second quarter of 2000 decreased by $19 million from last year's second quarter. Results in the first six months of 2000 decreased by $21 million from the same period in 1999. These decreases were primarily a result of derivative losses from other than trading activities and lower equity earnings as a result of decreased pipeline throughput. Also, the 1999 results included a reversal of abandonment accruals of $10 million.

     Item not allocated to reportable segments: IMV reserve adjustment - When United States Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve, if necessary, result in noncash charges or credits to income from operations.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs in the first six months of 2000 decreased by $7 million from the comparable 1999 period, mainly due to decreased costs resulting from lower average debt levels and higher interest income, partially offset by lower capitalized interest on E&P projects.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased by $1 million in the first six months of 2000 from the comparable 1999 period. The 1999 results included a favorable IMV reserve adjustment as discussed previously.

     The provision for estimated income taxes in the first six months of 2000 increased by $221 million from the comparable 1999 period due to an increase in income before taxes.

     Net income for the second quarter and first six months increased by $233 million and $368 million, respectively, in 2000 from 1999, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $1,009 million in the first six months of 2000, compared with $543 million in the first six months of 1999. The $466 million increase mainly reflected the favorable effects of improved net income (excluding noncash items), partially offset by an income tax settlement with the Steel Group in accordance with the group tax allocation policy.

     Capital expenditures in the first six months of 2000 totaled $576 million, compared with $532 million in the comparable 1999 period. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 59.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at June 30, 2000 totaled $617 million compared with $485 million at December 31, 1999.

     Cash from disposal of assets was $214 million in the first six months of 2000, compared with $178 million in the comparable 1999 period. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico. Proceeds in 1999 were mainly from the sale of Scurlock Permian LLC and domestic production properties.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The net change in restricted cash was a net deposit of $35 million in the first six months of 2000, compared to a net withdrawal of $19 million in the comparable 1999 period. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Net investments in affiliates were $54 million in the first six months of 2000, compared with $56 million in the comparable 1999 period. Cash outflows in both periods mainly reflected funding provided to equity affiliates for capital projects, primarily the Sakhalin II project in Russia.

     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, decreased by $320 million in the first six months of 2000. Financial obligations decreased primarily because cash from operating activities and asset sales exceeded capital expenditures and dividend payments. For further details, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

     Distributions to minority shareholder of MAP were $73 million in the first six months of 2000, compared with $206 million in the comparable 1999 period. The 1999 amount included a distribution of $103 million in the first quarter 1999, which related to fourth quarter 1998 MAP activity.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 13 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 2000. In addition, there are 5 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     MAP has responded to information requests from the U.S. Environmental Protection Agency ("EPA") regarding New Source Review ("NSR") compliance at its Garyville and Texas City refineries. In addition, the scope of the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries included NSR compliance. MAP has not been notified of the results of either the information requests or inspections as regards NSR compliance.

     NSR requires new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The current initiative appears to target many items that the industry has historically considered routine repair, replacement and maintenance or other activity exempted from the NSR requirements.

     On July 25, 2000, the EPA issued a press release announcing a settlement in principle with two refiners concerning NSR and other environmental issues. MAP has initiated discussions with the EPA on similar issues.

     In October 1998, the National Enforcement Investigations Center and Region V of the EPA conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, complete findings on the results of the inspections have not been issued. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson Refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

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

     On July 27, 2000, Marathon expounded upon existing goals to significantly improve its E&P business performance. Specific actions include: $75 million reduction in above field costs, $25 million savings in global procurement expenses and $50 million reduction in exploration expense. Other actions include possible disposition or exchange of noncore producing properties for producing properties in Marathon's core producing areas. These goals are expected to be achieved in 2001. This is a forward-looking statement. Some factors that could potentially affect reaching these goals include the closing of certain acquisitions, dispositions and exchanges, drilling rig availability, weather conditions, and other geological, operating and economic considerations.

     On June 1, 2000, Marathon announced it had signed a non-binding letter of intent with Shell to trade its 37.5 percent interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"). In exchange, Marathon would receive all of Shell's interest in the BP Amoco-operated Foinaven field in the UK North Sea, associated infrastructure, and adjacent discoveries and prospects. In addition, Marathon would receive a 3.5 percent overriding royalty in eight Gulf of Mexico blocks including the Shell-operated Ursa field and Shell would reimburse Marathon for all Sakhalin project expenditures made this year. Ultimate completion of the transaction is subject to the resolution of a number of significant contingencies between Shell and Marathon in addition to the receipt of consents from third parties. Pending the favorable and timely resolution of these contingencies, definitive agreements are expected to be signed in late September, with transfer of operations expected to take place in the fourth quarter of this year. This is a forward-looking statement. Some factors that could potentially affect the timing and completion of the Sakhalin transaction include negotiation of definitive agreements, third party consents and satisfactory due diligence results. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USX has included in Form 10-K for the year ended December 31, 1999, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statement.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net deferred tax liabilities reported by USX at December 31, 1999 included deferred tax assets related to expected federal tax benefits for crediting certain foreign deferred tax liabilities, net of a valuation allowance for amounts not expected to be realized. USX's ability to realize these assets is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil and gas commodity prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed. The proposed disposition of Sakhalin Energy would have a significant impact on the amount and timing of expected future income generated from foreign sources. An additional impairment of these deferred tax assets would be necessary when it becomes more likely than not that Marathon will dispose of its interest in Sakhalin Energy. Any impairment of these deferred tax assets would not have a material impact on the financial position of USX or the Marathon Group, although the impact could be material to the results of operations for the interim period in which the deferred tax expense is recognized.

     Downstream income of the Marathon Group is largely dependent upon refined product margins, which reflect the difference between the selling prices of refined products and the cost of raw materials refined and manufacturing costs. Refined product margins have been historically volatile and vary due to numerous factors such as supply and demand balance in the various marketing areas, the regulatory climate, crude oil costs, manufacturing costs and the available supply of crude oil and refined products.

     On March 9, 2000, Marathon Ashland Petroleum LLC ("MAP") announced it joined CMS Energy Corporation and TEPPCO Partners, L.P., in an agreement to form a limited liability company with equal ownership to operate an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. The new company plans to build a 70-mile, 24-inch diameter pipeline connecting TEPPCO's facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana to Bourbon, Illinois. The system will be called Centennial Pipeline and will pass through seven states. It is expected to be completed in the fourth quarter of 2001. This is a forward-looking statement. Some factors that could potentially affect the timing of the Centennial Pipeline completion include (among others) securing acceptable financing, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, acquisitions of rights-of-way and regulatory approval constraints.

     MAP's subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. Construction is currently expected to begin in the second half of 2001. However, the construction schedule is largely dependent on obtaining the necessary rights-of-way, of which approximately 90 percent have been obtained to date, and final regulatory approvals. ORPL is still negotiating with various landowners to obtain the remaining rights-of-way. In addition, where appropriate, ORPL has brought condemnation actions to acquire rights-of-way. These actions are at various stages of litigation and appeal.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on income before income taxes of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of June 30, 2000, are provided in the following table(a):

                                        Incremental Decrease in
                                       Income Before Income Taxes
                                        Assuming a Hypothetical
                                            Price Change of:

(Dollars in millions)                         10%     25%
-------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
  Crude oil
   Trading                                    $-       $-
   Other than trading (f)(g)               $29.0    $74.5           (d)
  Natural gas
   Other than trading (f)(g)                 2.2      5.7           (d)
  Refined products
   Other than trading (f)(g)                  .2       .8           (d)

 (a) Gains and losses on derivative commodity instruments used for other than trading activities are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental decrease in income before income taxes of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 2000. Management evaluates the portfolios of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to June 30, 2000, may cause future income before income tax effects to differ from those presented in the table.
 (b)  The number of net open contracts varied throughout second quarter
      2000, from a low of 13,821 contracts at June 10, to a high of 24,360 contracts at May 4, and averaged 18,694 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout second quarter 2000, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
 (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
 (d)  Price increase.
 (e)  Price decrease.
 (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income before income taxes when applied to the derivative commodity instruments used to hedge that commodity.
 (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in June 30, 2000, interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
-------------------------------------------------------------------------------
As of June 30, 2000
                                                           Incremental
                                                           Increase in
Non-Derivative                            Carrying   Fair     Fair
Financial Instruments(a)                    Value    Value   Value(b)
-------------------------------------------------------------------------------
Financial assets:
  Investments and
     long-term receivables                    $152     $205      $ -
-------------------------------------------------------------------------------
Financial liabilities:
  Long-term debt (c)(d)                     $2,927   $3,011     $135
  Preferred stock of
    subsidiary                                 184      171       15
                                             -----    -----    -----
        Total liabilities                   $3,111   $3,182     $150
-------------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at June 30, 2000, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at June 30, 2000.
(c) Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2000, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $41 million. A 10% increase in the Canadian dollar to U.S. dollar forward rate would result in a charge to income of approximately $4 million.
The entire amount of these contracts is attributed to the Marathon Group.

Equity Price Risk
-----------------

     As of June 30, 2000, the Marathon Group had no material exposure to equity price risk.

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

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                ------------------------------------------------
                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
(Dollars in millions)                             2000   1999      2000   1999
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
 Exploration & Production ("E&P")
   Domestic                                       $277     $93    $478     $131
   International                                    79      31     187       29
                                                 -----   -----   -----    -----
     Income For E&P Reportable Segment             356     124     665      160
 Refining, Marketing & Transportation              529     228     669      273
 Other Energy Related Businesses (a)                 -      19      13       34
                                                 -----   -----   -----    -----
       Income For Reportable Segments             $885    $371  $1,347     $467

Items Not Allocated To Segments:
 Administrative Expenses                          $(29)   $(31)   $(57)    $(57)
 Inventory Market Valuation Reserve Adjustment       -      66       -      415
 Estimated Loss on Sale of Assets                    -      (7)      -      (23)
 Gain on Disposition of Angus/Stellaria              -       -      87        -
 Gain on Ownership Change In MAP                     4       -       8        -
                                                ------  ------  ------   ------
     Marathon Group Income From Operations        $860    $399  $1,385     $802

CAPITAL EXPENDITURES
 Exploration & Production                         $129    $261    $400     $410
 Refining, Marketing & Transportation              106      73     166      119
 Other (b)                                           4       2      10        3
                                                 -----   -----   -----    -----
     Total                                        $239    $336    $576     $532

EXPLORATION EXPENSE
 Domestic                                          $20     $44     $51      $66
 International                                      26      15      40       56
                                                 -----   -----   -----    -----
     Total                                         $46     $59     $91     $122

INVESTMENTS IN EQUITY AFFILIATES - NET             $34     $37     $54      $56

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (c):
     United States                               137.1   148.7   132.9    145.9
     Europe                                       28.9    34.5    29.1     34.2
     Other International                          32.8    29.8    34.6     30.4
                                                ------  ------  ------   ------
       Total Consolidated                        198.8   213.0   196.6    210.5
  Equity Affiliates (CLAM & Sakhalin Energy)       2.6     0.1     1.3      0.1
                                                ------  ------  ------   ------
       Worldwide                                 201.4   213.1   197.9    210.6


Net Natural Gas Production (d):
     United States                               711.6   741.8   731.5    755.5
     Europe (e)                                  331.8   346.9   346.6    373.1
     Other International                         154.6   171.0   144.8    180.2
                                                ------  ------ -------  -------
       Total Consolidated                       1198.0  1259.7  1222.9   1308.8
     Equity Affiliate (CLAM)                      25.9    35.6    31.4     35.6
                                               ------- ------- -------  -------
       Worldwide                                1223.9  1295.3  1254.3   1344.4

Average Equity Sales Prices (f) (g):
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $23.88 $13.56   $24.00   $11.41
   International                                 25.74  14.87    25.80    12.80
 Natural Gas (per Mcf)
   Domestic                                      $2.95  $1.81    $2.55    $1.64
   International                                  2.41   1.77     2.41     1.82

Crude Oil Refined (c)                            965.0  939.0    908.2    893.8
Refined Products Sold (c)                       1344.7 1259.3   1281.7   1190.5
Matching buy/sell volumes included in refined
       products sold (c)                          73.5   56.0     61.3     47.1
MAP Merchandise Sales                             $607   $525   $1,148     $984
--------------

 (a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
 (b) Includes other energy related businesses and corporate capital expenditures.
 (c)  Thousands of barrels per day
 (d)  Millions of cubic feet per day
 (e) Includes gas acquired for injection and subsequent resale of 11.9, 16.1, 12.9 and 24.5 mmcfd in the second quarter and six month year-to-date 2000 and 1999, respectively.
 (f)  Prices exclude gains and losses from hedging activities.
 (g)  Prices exclude equity affiliates and purchase/resale gas.

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  2000    1999    2000     1999
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $1,585  $1,303  $3,125   $2,549
 Income (loss) from affiliates                      14     (10)      7      (33)
 Net gains (losses) on disposal of assets           13      10      28       (2)
 Other income (loss)                                (1)      1      (2)       1
                                                ------  ------  ------   ------
   Total revenues                                1,611   1,304   3,158    2,515
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      1,417   1,160   2,804    2,317
 Selling, general and administrative
  expenses (credits)                               (57)    (95)   (120)    (165)
 Depreciation, depletion and amortization           78      79     153      150
 Taxes other than income taxes                      61      57     118      112
                                                ------  ------  ------   ------
   Total costs and expenses                      1,499   1,201   2,955    2,414
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             112     103     203      101
Net interest and other financial costs              24      20      48       28
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS   88      83      155      73
Provision for estimated income taxes                32      28      56       27
                                                ------  ------  ------   ------
INCOME BEFORE EXTRAORDINARY LOSS                    56      55      99       46
Extraordinary loss on extinguishment of debt,
 net of income tax                                   -       -       -        5
                                                ------  ------  ------   ------
NET INCOME                                          56      55      99       41
Dividends on preferred stock                         2       3       4        5
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK               $54     $52     $95      $36
                                                ======  ======  ======   ======
STEEL STOCK DATA:
 Income before extraordinary loss                  $54     $52     $95      $41
   - Per share - basic                             .62     .60    1.08      .47
            - diluted                              .62     .59    1.07      .47
 Extraordinary loss, net of income tax               -       -       -        5
   - Per share - basic and diluted                   -       -       -      .06
 Net income                                        $54     $52     $95      $36
   - Per share - basic                             .62     .60    1.08      .41
            - diluted                              .62     .59    1.07      .41

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Basic                                      88,499  88,387  88,461   88,378
   - Diluted                                    92,755  92,647  92,721   88,379

Selected notes to financial statements appear on pages 63-68.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                               $5           $22
  Receivables, less allowance for doubtful
   accounts of $13 and $10                               842           838
  Income taxes receivable                                 73            97
  Inventories                                            772           743
  Deferred income tax benefits                           287           281
  Other current assets                                     3             -
                                                      ------        ------
     Total current assets                              1,982         1,981

Investments and long-term receivables,
 less reserves of $3 and $3                              585           572
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,347 and $6,232                                     2,444         2,516
Prepaid pensions                                       2,543         2,404
Other noncurrent assets                                   52            52
                                                      ------        ------
     Total assets                                     $7,606        $7,525
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $18            $-
  Accounts payable                                       691           757
  Payroll and benefits payable                           335           322
  Accrued taxes                                          139           177
  Accrued interest                                        16            15
  Long-term debt due within one year                      12            13
                                                      ------        ------
     Total current liabilities                         1,211         1,284

Long-term debt, less unamortized discount                919           902
Deferred income taxes                                    498           348
Employee benefits                                      2,212         2,245
Deferred credits and other liabilities                   423           441
Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              183           183

STOCKHOLDERS' EQUITY
Preferred stock                                            2             3
Common stockholders' equity                            2,092         2,053
                                                      ------        ------
     Total stockholders' equity                        2,094         2,056
                                                      ------        ------
     Total liabilities and stockholders' equity       $7,606        $7,525
                                                      ======        ======

Selected notes to financial statements appear on pages 63-68.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                               $99           $41
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       -             5
  Depreciation, depletion and amortization               153           150
  Pensions and other postretirement benefits            (163)         (143)
  Deferred income taxes                                  146            49
  Net (gains) losses on disposal of assets               (28)            2
  Changes in:
     Current receivables  - sold                           -            30
                          - operating turnover            13           (60)
     Inventories                                         (29)          (70)
     Current accounts payable and accrued expenses       (90)           76
  All other - net                                         (2)           44
                                                      ------        ------
     Net cash provided from operating activities          99           124
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                     (97)         (153)
Disposal of assets                                        16             4
Restricted cash  - withdrawals                             3             -
                 - deposits                               (1)           (6)
Affiliates - investments                                 (11)            -
All other - net                                            3            (3)
                                                      ------        ------
     Net cash used in investing activities               (87)         (158)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in U. S. Steel Group's portion of USX
 consolidated debt                                        37           105
Specifically attributed debt repayments                   (6)          (11)
Preferred stock repurchased                              (12)            -
Dividends paid                                           (48)          (49)
                                                      ------        ------
  Net cash provided from (used in) financing activities  (29)           45
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (17)           11
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            22             9
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $5           $20
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(41)         $(42)
  Income taxes (paid) refunded, including settlements
   with the Marathon Group                                85            (5)

Selected notes to financial statements appear on pages 63-68.

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

 3. The U. S. Steel Group's total comprehensive income was $54 million for the second quarter of 2000, $51 million for the second quarter of 1999, $98 million for the six months of 2000 and $33 million for the six months of 1999.

 4. The method of calculating net income per common share for the Steel Stock and Marathon Stock reflects the Board's intent that the separately reported earnings and surplus of the U. S. Steel Group and the Marathon Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

                                                      Second Quarter Ended
                                                            June 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Customer                                            $1,581        $1,292
  Intergroup (a)                                           4            11
  Equity in earnings (losses) of
                   unconsolidated affiliates              14           (10)
  Other                                                   12            11
                                                      ------        ------
     Total revenues                                   $1,611        $1,304
                                                      ======        ======
Segment income                                           $68           $43
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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     6.   (Continued)

                                                        Six Months Ended
                                                            June 30
(In millions)                                          2000          1999
--------------------------------------------------------------------------------
Revenues:
  Customer                                            $3,117        $2,537
  Intergroup (a)                                           8            12
  Equity in earnings (losses) of
                   unconsolidated affiliates               7           (33)
  Other                                                   26            21
                                                      ------        ------
     Total revenues                                   $3,158        $2,537
                                                      ======        ======
Segment income                                          $122           $40
                                                      ======        ======

(a) Intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

     The following schedules reconcile segment revenue and income to amounts reported in the U. S. Steel Group's financial statements:

                                                      Second Quarter Ended
                                                            June 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues of reportable segment and Group revenues     $1,611        $1,304
                                                      ======        ======

Income for reportable segment                            $68           $43
Items not allocated to segment:
  Administrative expenses                                 (5)           (8)
  Net pension credits                                     67            88
  Costs related to former business activities            (18)          (20)
                                                      ------        ------
     Total Group income from operations                 $112          $103
                                                      ======        ======

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 6.  (Continued)

                                                        Six Months Ended
                                                            June 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues of reportable segment                        $3,158        $2,537
Loss on investment in RTI stock used to satisfy
 indexed debt obligations                                  -           (22)
                                                      ------        ------
     Total Group revenues                             $3,158        $2,515
                                                      ======        ======

Income for reportable segment                           $122           $40
Items not allocated to segment:
  Administrative expenses                                (11)          (13)
  Net pension credits                                    132           140
  Costs related to former business activities            (40)          (44)
  Loss on investment in RTI stock used to satisfy
   indexed debt obligations                                -           (22)
                                                      ------        ------
     Total Group income from operations                 $203          $101
                                                      ======        ======

 7. In the second quarter of 1999, the U. S. Steel Group recognized a one-time pretax settlement gain of $35 million, related mainly to pension costs of employees who retired under the U. S. Steel Group 1998 voluntary early retirement program. This noncash settlement gain is included in selling, general and administrative expenses.

 8. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                   -------------------------
                                                     June 30    December 31
                                                       2000         1999
                                                   -----------  -----------
    Raw materials                                       $128         $101
    Semi-finished products                               368          392
    Finished products                                    218          193
    Supplies and sundry items                             58           57
                                                        ----          ----
      Total                                             $772         $743
                                                        ====          ====

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 9. At June 30, 2000, and December 31, 1999, income taxes receivable represents an estimated income tax receivable from the Marathon Group. In addition, included in investments and long-term receivables at June 30, 2000, and December 31, 1999, is $97 million income taxes receivable from the Marathon Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

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

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2000, and December 31, 1999, accrued liabilities for remediation totaled $111 million and $101 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 2000 and for the years 1999 and 1998, such capital expenditures totaled $14 million, $32 million and $49 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the
     U. S. Steel Group totaled $87 million at June 30, 2000. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of June 30, 2000, the largest guarantee for a single affiliate was $60 million.

     The U. S. Steel Group's contract commitments to acquire property, plant and equipment at June 30, 2000, totaled $92 million compared with $83 million at December 31, 1999.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is engaged in the production, transportation and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o, and Republic Technologies International, LLC ("Republic"). Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Selected Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 80.

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

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 2000 and 1999 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000    1999    2000     1999
--------------------------------------------------------------------------------
Revenues of reportable segment                  $1,611  $1,304  $3,158   $2,537
Revenues not allocated to reportable segment         -       -       -      (22)
                                                 -----   -----   -----    -----
 Total Revenues                                 $1,611  $1,304  $3,158   $2,515

     Total reportable segment revenues increased by $307 million and $621 million in the second quarter and first six months of 2000, respectively, compared with the same periods in 1999. The increases primarily reflected higher average steel product prices (average prices increased $27/ton and $15/ton in the second quarter and first six months of 2000, respectively), higher shipment volumes (shipments increased 356,000 tons and 955,000 tons in the second quarter and first six months of 2000, respectively) and better results from equity affiliates.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Income from operations for the U. S. Steel Group for the second quarter and first six months of 2000 and 1999 is set forth in the following table:

                                                 Second Quarter    Six Months
                                                     Ended           Ended
                                                    June 30         June 30
(Dollars in millions)                             2000    1999    2000     1999
------------------------------------------------------------------------------
Segment income for U. S. Steel operations (a)      $68     $43    $122      $40
Items not allocated to segment:
 Net pension credits                                67      88     132      140
 Administrative expenses                            (5)     (8)    (11)     (13)
 Costs related to former business activities (b)   (18)    (20)    (40)     (44)
 Loss on investment in RTI stock used to satisfy
  indexed debt obligations (c)                       -       -       -      (22)
                                                 -----   -----   -----    -----
  Total Group income from operations              $112    $103    $203     $101
                                                 =====   =====   =====    =====
-----

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

Segment income for U. S. Steel operations

     Segment income for U. S. Steel operations increased $25 million and $82 million in the second quarter and first six months of 2000, respectively, compared with the same periods in 1999. The increases in segment income were primarily due to higher average steel prices, higher shipments and better results from affiliates. The second quarter and first six months of 2000 included charges totaling $15 million for certain environmental and legal contingencies and were unfavorably impacted by a two-week unplanned blast furnace outage at Fairfield Works and increased natural gas prices. Segment income for the first six months of 1999 included a $10 million charge for environmental accruals. Segment income for 1999 was restated to conform with the current pension allocation methodology; therefore, no pension credit or cost is allocated to the U. S. Steel operations segment.

Item not allocated to segment

     Net pension credits associated with all of U. S. Steel's pension plans are not included in segment income for U. S. Steel operations. These net pension credits, which are primarily noncash, totaled $67 million and $132 million in the second quarter and first six months of 2000, respectively, compared to $88 million and $140 million in the same periods in 1999. Net pension credits in the second quarter and first six months of 1999 included $35 million for a one-time favorable settlement primarily related to the 1998 voluntary early retirement program for salaried employees completed during the second quarter 1999.

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

     Net interest and other financial costs for the second quarter and first six months of 2000 and 1999 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            2000    1999    2000     1999
------------------------------------------------------------------------------
Net interest and other financial costs            $24     $20     $48      $28
Less:
  Favorable adjustment to carrying value
     of indexed debt(a)                             -       -       -      (13)
                                                 -----   -----   -----    -----
Net interest and other financial costs
 adjusted to exclude above item                    $24     $20     $48     $41
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

     Adjusted net interest and other financial costs increased by $4 million and $7 million in the second quarter and first six months of 2000, respectively, as compared with the same periods in 1999. This increase was primarily due to higher debt levels and higher interest rates.

     The provision for estimated income taxes in the second quarter and first six months of 2000 increased compared to the same periods in 1999 due to an increase in income before income taxes.

     The extraordinary loss on extinguishment of debt of $5 million (net of $3 million income tax benefit) in the first six months of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt. For further discussion, see Note 5 to the U. S. Steel Group Financial Statements.

     Net income increased $1 million and $58 million in the second quarter and first six months of 2000, respectively, compared to the same periods in 1999, primarily reflecting the factors discussed above.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Operating Statistics
--------------------
     Second quarter and first six months of 2000 steel shipments of 2.9 million tons and 5.9 million tons, increased 14% and 19%, respectively, from the same periods in 1999. Raw steel production in the second quarter of 2000 of 3.0 million tons was down slightly compared to the same period in 1999. Raw steel production in the first six months of 2000 of 6.2 million tons, increased 6% from the same period in 1999. Raw steel capability utilization in the second quarter of 2000 averaged 95.4%, compared to 96.9% in the same period in 1999. Raw steel capability utilization in the first six months of 2000 averaged 97.2%, compared to 92.0% in the same period in 1999. Steel shipments, raw steel production and raw steel capability utilization in the second quarter and first six months of 2000 were negatively impacted by the blast furnace outage at Fairfield Works.

Cash Flows
----------
     Net cash provided from operating activities in the first six months of 2000 was $99 million, compared with $124 million in the same period in 1999. The decrease of $25 million reflected unfavorable working capital changes, partially offset by improved net income and an income tax settlement with the Marathon Group in accordance with the group tax allocation policy.

     Capital expenditures in the first six months of 2000 were $97 million, compared with $153 million in the same period in 1999.

     Contract commitments for capital expenditures at June 30, 2000, totaled $92 million, compared with $83 million at December 31, 1999.

     Financial obligations increased $19 million in the first six months of 2000. The increase in financial obligations resulted from capital expenditures and dividend payments exceeding cash from operating activities. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.


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

     USX has been notified that it is a potential responsible party ("PRP") at 27 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 2000. In addition, there are 12 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 30 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     In 1997, USS/Kobe Steel Company ("USS/Kobe"), a joint venture between USX and Kobe Steel, Ltd. ("Kobe"), was the subject of a multi-media audit by the U.S. Environmental Protection Agency ("EPA") that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC ("Lorain Tubular"), which operated as a joint venture between USX and Kobe until December 31, 1999 when USX purchased all of Kobe's interest in Lorain Tubular. Republic and Lorain Tubular are continuing negotiations with the EPA. Most of the matters raised by the EPA relate to Republic's facilities; however, air discharges from Lorain Tubular's #3 seamless pipe mill have also been cited. Lorain Tubular will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     In 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM"), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances and oil into the Grand Calumet River, Indiana Harbor Canal and Indiana Harbor near Gary Works. USX was identified as a PRP along with 15 other companies owning property along the river, harbor canal and harbor. The public trustees have completed a preassessment screen pursuant to federal regulations and are performing a Natural Resource Damage Assessment. USX is cooperating with eight other PRP's in a joint defense group which is currently engaged in settlement discussions with the public trustees and the EPA.

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

Outlook
-------
     U. S. Steel's order book and prices are softening due to continued high import volumes, which are approaching record 1998 levels, and increasing evidence that the growth in the domestic economy is slowing. High natural gas prices, which unfavorably affected the second quarter 2000, are expected to persist for some time.

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

     On July 18, 2000, Republic announced that it had "reached a series of key agreements and agreements in principle that will, upon completion, provide the additional liquidity Republic needs to continue its plans to expand. Coincident with this, Republic made its current bond interest payment of July 17, 2000." Through one of the agreements, Republic raised approximately $30 million through a rights offering to its current shareholders, including USX which invested approximately $6 million under such agreement. USX also agreed to certain deferred payment terms, up to a maximum of $30 million into the year 2002, with regard to Republic's obligations to USX relating to iron ore pellets supplied to Republic.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     At June 30, 2000, USX's financial exposure to Republic totaled approximately $100 million, excluding the $6 million July investment, consisting of its equity investment in Republic (which includes an unsecured note receivable), unsecured trade accounts receivable and contingent liabilities on USX obligations assumed by Republic.

     In March 2000, U. S. Steel announced it had reached a tentative agreement to acquire ownership of the steel and related assets of VSZ a.s. ("VSZ") located in the Slovak Republic. VSZ has an annual capacity of 4 million tons of raw steel production. In May 2000, the shareholders of VSZ approved the general terms of this agreement. Final approval of the transaction is expected to be voted on by the shareholders in late August and closing of the transaction is expected in the third quarter of 2000. The agreement guaranteeing U. S. Steel's exclusivity as the strategic investor in VSZ has been extended.

     The above discussion includes forward-looking statements concerning shipments, pricing, and completion of the VSZ acquisition. These statements are based on assumptions as to future product demand, prices and mix, production and the prompt closing of the VSZ acquisition. Steel shipments and prices can be affected by imports and actions of the U.S. Government and its agencies pertaining to trade, domestic and international economies, domestic production capacity, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated. Some factors that could potentially affect the completion or timing of the VSZ closing include, among others, final approval by the shareholders of VSZ and satisfactory completion of all necessary agreements and financing arrangements.

     Steel imports to the United States accounted for an estimated 27%, 26% and 30% of the domestic steel market in the first five months of 2000, and for the years 1999 and 1998, respectively. Steel imports of hot-rolled sheet and pipe increased 76% and 44%, respectively, in the first five months of 2000, compared to the same period in 1999.

     On June 2, 1999, U. S. Steel joined with eight other producers, the USWA and the Independent Steelworkers Union ("ISU") to file trade cases against twelve countries (Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey, and Venezuela) concerning imports of cold-rolled sheet products. Antidumping ("AD") cases were filed against all the countries and countervailing duty ("CVD") cases were filed against Brazil, Indonesia, Thailand, and Venezuela. On July 19, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries. It decided, however, to discontinue the investigations of subsidies on imports from Indonesia, Thailand, and Venezuela. The Department of Commerce ("Commerce") found AD and CVD margins against each of the countries in each of the remaining cases, and also announced that it had entered into an agreement with Russia to suspend the investigation. On March 3, 2000 and June 30, 2000, the International Trade Commission ("ITC") determined that the imports in question were not causing, or threatening to cause, material injury to the domestic industry, terminating the cases. Appeals are pending at the U.S. Court of International Trade ("CIT") in which various domestic producers are challenging the decisions of the ITC.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     On June 30, 1999, U. S. Steel joined with four other producers and the USWA to file trade cases against five countries (the Czech Republic, Japan, Mexico, Romania, and South Africa) concerning imports of large and small diameter seamless carbon and alloy standard, line, and pressure pipe. In each of these cases Commerce found that dumping had occurred, and on June 9, 2000 and July 13, 2000, the ITC determined that the domestic industry is being materially injured or threatened with material injury by the dumping in question. Commerce issued AD orders against Japan and South Africa effective June 26, 2000 and is expected to issue orders against the remaining countries in early August.

     USX intends to file additional AD and CVD petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

     On September 1, 1999, Commerce and the ITC published public notices announcing the initiation of the mandatory five-year "sunset" reviews of AD and CVD orders issued as a result of the cold-rolled, corrosion-resistant, and cut-to-length plate cases filed by the domestic industry in 1992 and earlier. Under the "sunset" review procedure, an order must be revoked after five years unless Commerce and the ITC determine that dumping or a countervailable subsidy is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Of the 34 orders issued concerning the various products imported from various countries, 26 are the subject of expedited review at Commerce because there was no response, inadequate response, or waiver of participation by the respondent parties. Therefore, at Commerce, only eight of the orders (corrosion-resistant, cold-rolled, and cut-to-length plate from Germany; corrosion-resistant and cut-to-length plate from Canada; corrosion-resistant from Japan; cold-rolled from the Netherlands; and cut-to-length plate from Romania) are the subject of a full review. On March 29, 2000, Commerce issued its final determinations of margins in the expedited reviews and found that if the CVD or AD orders were to be revoked, further dumping or subsidization would occur. In all eight cases subject to full review, it issued preliminary margins and a preliminary determination that, if the CVD or AD orders were to be revoked, further dumping or subsidization would occur. The ITC will conduct full reviews in all 34 of the cases, despite the fact that responses by some of the respondent countries were inadequate. Hearings in these cases are scheduled to be held at the ITC on September 12, 13, and 15, 2000.

    On July 3, 2000, Commerce and the ITC published public notices announcing the initiation of the mandatory five-year "sunset" reviews of AD orders issued in 1995 against seamless pipe from Argentina, Brazil, Germany and Italy and oil country tubular goods from Argentina, Italy, Japan, Mexico and South Korea. The reviews will also encompass the 1995 CVD orders against the same two products from Italy.

     On October 28, 1999, Weirton Steel, along with the USWA and the ISU, filed a trade case against tin- and chromium-coated steel sheet imports from Japan.
In December 1999, the ITC issued its preliminary determination that the domestic industry is being injured as a result of the imports from Japan. On June 20, 2000 Commerce announced final AD margins. This case is subject to further investigation by the ITC.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on income before income taxes of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of June 30, 2000, are provided in the following table(a):

                                        Incremental Decrease in
                                       Income Before Income Taxes
                                        Assuming a Hypothetical
                                            Price Change of:

(Dollars in millions)                         10%     25%
-------------------------------------------------------------------------------
Derivative Commodity Instruments
U. S. Steel Group
  Natural gas
   Other than trading                         $-       $-       (b)
  Zinc
   Other than trading                         .9      2.2       (b)
  Tin
   Other than trading                         .3       .7       (b)

 (a) Gains and losses on derivative commodity instruments used for other than trading activities are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental decrease in income before income taxes of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 2000. Management evaluates the portfolios of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to June 30, 2000, may cause future income before income tax effects to differ from those presented in the table.
 (b)  Price decrease.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in June 30, 2000, interest rates on the fair value of the U.S. Steel Group's specifically attributed non-derivative financial instruments and the U. S. Steel Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
--------------------------------------------------------------------------------
As of June 30, 2000
                                                                   Incremental
                                                                   Increase in
Non-Derivative                                   Carrying     Fair     Fair
Financial Instruments(a)                           Value     Value     Value(b)
-------------------------------------------------------------------------------
Financial assets:
  Investments and
    long-term receivables                           $52        $52        $-
-------------------------------------------------------------------------------
Financial liabilities:
  Long-term debt (c)(d)                            $843       $857       $23
  Preferred stock of
    subsidiary                                       66         62         6
  USX obligated mandatorily redeemable convertible
    preferred securities of a subsidiary trust      183        132        12
                                                  -----      -----     -----
       Total liabilities                         $1,092     $1,051       $41
-------------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at June 30, 2000, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at June 30, 2000.
(c) Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of June 30, 2000, the U. S. Steel Group had no material exposure to foreign currency exchange rate risk.

Equity Price Risk
-----------------
     As of June 30, 2000, the U. S. Steel Group had no material exposure to equity price risk.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
(Dollars in millions)                            2000    1999    2000     1999
-------------------------------------------------------------------------------
REVENUES                                        $1,611  $1,304  $3,158   $2,515

INCOME (LOSS) FROM OPERATIONS

 U. S. Steel operations (a) (b) (c)                $68     $43    $122      $40
 Items not allocated to segment:
   Net Pension Credits (c)                          67      88     132      140
   Administrative Expenses                          (5)     (8)    (11)     (13)
   Cost related to former business activities (d)  (18)    (20)    (40)     (44)
   Loss on settlement of indexed debt with
     RTI International Metals, Inc. Stock            -       -       -      (22)
                                                  ----    ----    ----     ----
Total U. S. Steel Group                            112     103     203      101

CAPITAL EXPENDITURES                               $52     $74     $97     $153

OPERATING STATISTICS

 Average steel price per ton                      $451    $424    $445     $430
 Steel Shipments (e)                             2,904   2,548   5,884    4,929
 Raw Steel-Production (e)                        3,034   3,091   6,186    5,840
 Raw Steel-Capability Utilization (f)            95.4%   96.9%   97.2%    92.0%
 Iron ore shipments (e)                          4,656   4,823   6,685    6,186

----------

 (a)  Results in the second quarter and first six months of 2000 included charges totaling $15 million for environmental and legal contingencies.
      Results in the first six months of 1999 included a $10 million charge for environmental accruals.
 (b)  Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; engineering and consulting services; and equity income from joint ventures and partially owned companies, such as USS-POSCO Industries, PRO-TEC Coating Company, Transtar
      Inc., Republic Technologies International, LLC and VSZ U. S. Steel, s. r.o.
      Also includes results of real estate development and leasing and financing activities.
 (c)  Effective January 1, 2000, USX changed its methodology for allocating the pension credit or cost associated with its principal pension plans for internal business performance reporting purposes.
      Since future contributions to these plans are expected to be minimal due to their overfunded position, no pension credit or cost is allocated to current business activities.  Accordingly, no pension credit or cost has been allocated to the U. S. Steel operations segment.  Prior years'
      segment profit or loss has been restated to conform with the current allocation methodology. Net pension credits for 1999 periods include $35 million for a pension settlement gain primarily related to the early retirement program completed during the second quarter 1999.
 (d)  Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S.
      Steel Group.
 (e)  Thousands of net tons.
 (f)  Based on annual raw steel production capability of 12.8 million tons.

Part II - Other Information
----------------------------

     Item 1. LEGAL PROCEEDINGS

Marathon Group

Environmental Proceedings

     MAP has responded to information requests from the U.S. Environmental Protection Agency ("EPA") regarding New Source Review ("NSR") compliance at its Garyville and Texas City refineries. In addition, the scope of the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries included NSR compliance. MAP has not been notified of the results of either the information requests or inspections as regards NSR compliance.

     NSR requires new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The current initiative appears to target many items that the industry has historically considered routine repair, replacement and maintenance or other activity exempted from the NSR requirements.

     On July 25, 2000, the EPA issued a press release announcing a settlement in principle with two refiners concerning NSR and other environmental issues. MAP has initiated discussions with the EPA on similar issues.

     In October 1998, the National Enforcement Investigations Center and Region V of the EPA conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, complete findings on the results of the inspections have not been issued. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson Refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

FTC Investigation

     On June 27, 2000, the Federal Trade Commission ("FTC") issued a subpoena to MAP as part of an investigation to determine whether firms engaged in the production, transportation, distribution, marketing or sale of petroleum products have engaged in any unfair methods of competition in the Midwest in violation of Section 5 of the Federal Trade Commission Act. MAP is responding to the subpoena and cooperating with the investigation. On June 29, 2000, MAP received a demand for information from the Wisconsin Attorney General which is substantially similar to the FTC subpoena. MAP is likewise responding to the request and certain other informal requests for information.

Part II - Other Information
----------------------------

Item 1. LEGAL PROCEEDINGS (continued)

Marathon Group (continued)

Environmental Proceedings (continued)

     The investigation was in response to a recent increase in gasoline prices, particularly those in the Midwest. MAP believes that much of the increase nationwide was related to the price of crude oil, which nearly tripled since January 1999, and to the implementation of regulations which force refiners to produce an ever-widening array of motor fuels for different markets. In addition to these factors, the Midwest has been experiencing an imbalance of gasoline supply and demand. The primary causes of this imbalance are new fuels required June 1 for the Chicago, Milwaukee and St. Louis markets and a series of pipeline and refinery disruptions. MAP believes that it properly responded to market forces in its gasoline pricing practices.


Manteo

     On July 18, 1997, the United States Court of Federal Claims, Case No. 92-331C, entered a judgment in the amount of $78 million in favor of Marathon Oil Company and against the United States of America. The U.S. government was effectively ordered to return lease bonuses that Marathon paid in 1981 for interest in five oil and gas leases offshore North Carolina. The lawsuit filed in May 1992 alleged, inter alia, that the federal government breached the leases through passage of legislation which imposed additional conditions and a moratorium on the company's rights to explore, develop, and produce hydrocarbons from the leases. The Department of Justice appealed the trial court's decision to the U.S. Court of Appeals for the Federal Circuit which reversed the trial court. During the fourth quarter of 1999, Marathon's request for Writ of Certiorari to the U.S. Supreme Court was granted. On June 26, 2000, the United States Supreme Court reversed and remanded the case to the U.S. Court of Appeals for the Federal Circuit for further action.

----------------------------

Item 1. LEGAL PROCEEDINGS (continued)

U. S. Steel Group

Environmental Proceedings

Gary Works

     In 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances and oil into the Grand Calumet River, Indiana Harbor Canal and Indiana Harbor near Gary Works. USX was identified as a PRP along with 15 other companies owning property along the river, harbor canal and harbor. The public trustees have completed a preassessment screen pursuant to federal regulations and are performing a Natural Resource Damage Assessment. USX is cooperating with eight other
PRPs in a joint defense group which is currently engaged in settlement discussions with the public trustees and the EPA.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders was held April 25, 2000. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1.   All nominees for director listed in the proxy statement were elected.

     2. PricewaterhouseCoopers LLP was elected as the independent accountants for 2000. (For, 346,217,388; against, 964,867; abstained, 1,679,869).

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

                                                          (In millions)
                                               -------------------------------
                                                 Second Quarter    Six Months
                                                     Ended           Ended
                                                    June 30         June 30
                                                 2000    1999    2000     1999
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                       $8,893  $5,480 $16,854  $10,322
Income from operations                            866     415   1,399      823
Net income                                        355     143     617      254

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       2000         1999
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $6,939        $6,077
Noncurrent assets                                     11,557        11,489
                                                      ------        ------
Total assets                                         $18,496       $17,566
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $3,744        $3,320
Noncurrent liabilities                                 8,950         9,250
Preferred stock of subsidiary                             10            10
Minority interest in consolidated subsidiary           1,943         1,753
Stockholder's equity                                   3,849         3,233
                                                     -------       -------
Total liabilities and stockholder's equity           $18,496       $17,566
                                                     =======       =======

---------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          12.1 Computation of Ratio of Earnings to
               Combined Fixed Charges and Preferred
               Stock Dividends

          12.2 Computation of Ratio of Earnings to Fixed Charges

          27.  Financial Data Schedule


    (b)   REPORTS ON FORM 8-K

     Form 8-K dated June 1, 2000, reporting under Item 5. Other Events, that effective June 1, 2000, Marathon Sakhalin Limited, a subsidiary of Marathon Oil Company, had signed a nonbinding letter of intent with Shell Sakhalin Holdings B.V. to transfer Marathon's 37.5 percent interest in Sakhalin Energy Investment Company Ltd. to Shell.

     Form 8-K dated July 25, 2000, reporting under Item 5. Other Events, that the Board of Directors declared a dividend of 25 cents per share on USX-U. S. Steel Group Common Stock.

     Form 8-K dated July 25, 2000, reporting under Item 5. Other Events, that the Board of Directors declared a dividend of 23 cents per share on USX-Marathon Group Common Stock, an increase of 2 cents per share. USX also announced the Board of Directors authorized the spending of up to $450 million to repurchase shares of its USX-Marathon Group Common Stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      USX CORPORATION


      By /s/ Larry G. Schultz
      -----------------------
          Larry G. Schultz
          Vice President -
             Accounting

August 2, 2000