Form 10-Q
period 2000-09-30
USX CORP
filed 2000-11-02
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

Common stock outstanding at October 31, 2000 follows:

               USX-Marathon Group       - 310,455,772 shares
               USX-U. S. Steel Group    -  88,767,023 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 2000
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          22

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         23

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        32

               Financial Statistics                                 35

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               36

               Marathon Group Balance Sheet                         37

               Marathon Group Statement of Cash Flows               38

               Selected Notes to Financial Statements               39

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              49

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        60

               Supplemental Statistics                              63

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 2000
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            64

               U. S. Steel Group Balance Sheet                      65

               U. S. Steel Group Statement of Cash Flows            66

               Selected Notes to Financial Statements               67

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          76

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        85

               Supplemental Statistics                              88

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings                                    89

Item 5.        Other Information                                    92

Item 6.        Exhibits and Reports on Form 8-K                     93

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2000    1999    2000     1999
--------------------------------------------------------------------------------
REVENUES:
 Sales                                         $10,621  $7,827 $30,425  $20,636
 Dividend and affiliate income (loss)               46     (39)     81      (28)
 Net gains (losses) on disposal of assets            7       5     129       (8)
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                      1      11       9       11
 Other income                                       18       9      31       22
                                                ------  ------  ------   ------
   Total revenues                               10,693   7,813  30,675   20,633
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      8,198   5,896  23,324   15,260
 Selling, general and administrative expenses       95      60     233      149
 Depreciation, depletion and amortization          310     297     949      906
 Taxes other than income taxes                   1,250   1,121   3,650    3,269
 Exploration expenses                               51      40     142      162
 Inventory market valuation credits                  -    (136)      -     (551)
                                                ------  ------  ------   ------
   Total costs and expenses                      9,904   7,278  28,298   19,195
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             789     535   2,377    1,438
Net interest and other financial costs              80      92     267      266
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     115     148     373      405
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
 LOSSES                                            594     295   1,737      767
Provision for estimated income taxes               454      94     877      267
                                                ------  ------  ------   ------
INCOME BEFORE EXTRAORDINARY LOSSES                 140     201     860      500
Extraordinary losses on extinguishment of debt,
 net of income tax                                   -       2       -        7
                                                ------  ------  ------   ------
NET INCOME                                         140     199     860      493
Dividends on preferred stock                         2       2       6        7
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $138    $197    $854     $486
                                                ======  ======  ======   ======





Selected notes to financial statements appear on pages 9-21.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  2000    1999    2000     1999
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                       $121    $230    $742     $483
   - Per share - basic                             .38     .74    2.38     1.56
            - diluted                              .38     .74    2.37     1.56

 Dividends paid per share                          .23     .21     .65      .63

 Weighted average shares, in thousands
   - Basic                                     311,847 309,392 312,068  309,160
   - Diluted                                   312,094 309,810 312,272  309,491

APPLICABLE TO STEEL STOCK:

 Income (loss) before extraordinary losses         $17    $(31)   $112      $10
   - Per share - basic and diluted                 .19    (.35)   1.27      .12

 Extraordinary losses, net of income tax             -       2       -        7
   - Per share - basic and diluted                   -     .02       -      .08

 Net income (loss)                                 $17    $(33)   $112       $3
   - Per share - basic and diluted                 .19    (.37)   1.27      .04

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Basic                                      88,738  88,394  88,554   88,383
   - Diluted                                    88,738  88,394  88,556   88,385


















Selected notes to financial statements appear on pages 9-21.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                     ASSETS
                                                   September 30 December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $171          $133
  Receivables, less allowance for doubtful
   accounts of $16 and $12                             3,035         2,706
  Inventories                                          2,886         2,627
  Deferred income tax benefits                           316           303
  Other current assets                                   269           218
                                                      ------        ------
     Total current assets                              6,677         5,987

Investments and long-term receivables,
 less reserves of $3 and $3                            1,355         1,237
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $17,242 and $16,799                                  12,718        12,809
Prepaid pensions                                       2,850         2,629
Other noncurrent assets                                  270           300
                                                      ------        ------
     Total assets                                    $23,870       $22,962
                                                      ======        ======


























Selected notes to financial statements appear on pages 9-21.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   September 30 December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                          $65            $-
  Accounts payable                                     3,515         3,440
  Payroll and benefits payable                           501           468
  Accrued taxes                                          305           283
  Accrued interest                                        64           107
  Long-term debt due within one year                     709            61
                                                      ------        ------
     Total current liabilities                         5,159         4,359

Long-term debt, less unamortized discount              3,128         4,222
Deferred income taxes                                  2,366         1,839
Employee benefits                                      2,818         2,809
Deferred credits and other liabilities                   652           691
Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              183           183

Minority interest in Marathon Ashland Petroleum LLC    1,922         1,753

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,421,987 shares
    and 2,715,287 shares ($121 and $136 liquidation
    preference, respectively)                              2             3
Common stocks:
  Marathon Stock issued - 312,165,978 shares and
   311,767,181 shares                                    312           312
  Steel Stock issued - 88,767,395 shares and
   88,397,714 shares                                      89            88
  Securities exchangeable solely into Marathon Stock
   issued - 281,539 shares and 288,621 shares              -             -
Treasury common stock, at cost -
  Marathon Stock 1,397,400 shares and -0- shares         (37)            -
Additional paid-in capital                             4,675         4,673
Deferred compensation                                     (8)            -
Retained earnings                                      2,392         1,807
Accumulated other comprehensive income (loss)            (33)          (27)
                                                      ------        ------
     Total stockholders' equity                        7,392         6,856
                                                      ------        ------
     Total liabilities and stockholders' equity      $23,870       $22,962
                                                      ======        ======

Selected notes to financial statements appear on pages 9-21.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $860          $493
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary losses                                     -             7
  Minority interest in income of Marathon Ashland
   Petroleum LLC                                         373           405
  Depreciation, depletion and amortization               949           906
  Exploratory dry well costs                              52            74
  Inventory market valuation credits                       -          (551)
  Pensions and other postretirement benefits            (217)         (156)
  Deferred income taxes                                  522           161
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                          (9)          (11)
  Net (gains) losses on disposal of assets              (129)            8
  Changes in:
     Current receivables - sold                            -            30
                         - operating turnover           (334)         (816)
  Inventories                                           (259)         (116)
     Current accounts payable and accrued expenses       (20)          742
  All other - net                                        (32)          126
                                                      ------        ------
     Net cash provided from operating activities       1,756         1,302
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                  (1,011)       (1,048)
Disposal of assets                                       269           261
Restricted cash - withdrawals                            219            54
                - deposits                              (207)          (39)
Affiliates - investments                                 (80)          (17)
         - loans and advances                            (13)         (104)
         - returns and repayments                          9             1
All other - net                                           20            (4)
                                                      ------        ------
     Net cash used in investing activities              (794)         (896)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit
                        arrangements - net              (329)         (126)
Other debt - borrowings                                  273           460
           - repayments                                 (328)         (240)
Common stock - issued                                      -            46
             - repurchased                               (37)            -
Preferred stock repurchased                              (12)            -
Dividends paid                                          (275)         (266)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                         (212)         (333)
                                                      ------        ------
     Net cash used in financing activities              (920)         (459)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (4)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      38           (53)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           133           146
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $171           $93
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(301)        $(313)
  Income taxes paid                                     (381)          (36)

Selected notes to financial statements appear on pages 9-21.

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

     In March 2000, the Emerging Issues Task Force of the Financial
     Accounting Standards Board (EITF) issued EITF Topic No. D-88, which requires companies to disclose their accounting policy for costs incurred in connection with planned major maintenance activities. For USX, such costs primarily are associated with refinery turnarounds in the Marathon Group and blast furnace relines in the U. S. Steel Group. Costs associated with refinery turnarounds are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis. Costs associated with blast furnace relines are separately capitalized in property, plant and equipment. Such costs are amortized over their estimated useful life, which is generally the period until the next scheduled reline.

2. In August 1999, USX and Kobe Steel, Ltd. (Kobe Steel) completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, LLC (Republic). In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns 16% of Republic. USX accounts for its investment in Republic under the equity method of accounting. The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company LLC, is a wholly owned subsidiary of USX.

     Third quarter 2000 dividend and affiliate income (loss) includes $10 million in charges related to USX's share of impairment and restructuring charges of Republic. In addition, third quarter 1999 dividend and affiliate income (loss) includes $50 million in charges related to the impairment of the carrying value of USX's investment in USS/Kobe and costs related to the formation of Republic.

     In the third quarter of 2000, Republic underwent a financial restructuring to improve its liquidity position and to assist in making the semi-annual interest payment on its senior secured notes. As part of this restructuring, Republic received approximately $30 million in loans from certain of its direct and indirect equity partners in exchange for notes of Republic and warrants to purchase Class D common stock of Republic Technologies International, Inc., Republic's majority owner. USX loaned approximately $6 million to Republic as part of this transaction. USX also agreed to certain deferred payment terms into 2002 on up to a maximum of $30 million of obligations relating to an iron ore pellets supply agreement.

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

                                                  Total
                                                Marathon
(In millions)            E&P     RM&T      OERB Segments  USS  Total
------------------------------------------------------------------------------
THIRD QUARTER 2000
------------------
Revenues:
 Customer                $1,124  $7,595    $490 $9,209  $1,412 $10,621
 Intersegment (a)            74      10      20    104       -     104
 Intergroup (a)               9       -      10     19       5      24
 Equity in earnings of
   unconsolidated affiliates 28       5       4     37       6      43
 Other                        5      13       3     21       7      28
                          -----   -----   -----  -----   -----   -----
 Total revenues          $1,240  $7,623    $527 $9,390  $1,430 $10,820
                          =====   =====   =====  =====   =====   =====
 Segment income            $465    $299     $12   $776     $23    $799
                          =====   =====   =====  =====   =====   =====
THIRD QUARTER 1999
------------------
Revenues:
 Customer                  $820  $5,413    $219 $6,452  $1,376  $7,828
 Intersegment (a)            61      16       9     86       -      86
 Intergroup (a)               5       -       7     12       2      14
 Equity in earnings (losses) of
   unconsolidated affiliates (2)      6       5      9      (3)      6
 Other                        1      12       3     16      12      28
                          -----   -----   -----  -----   -----   -----
 Total revenues            $885  $5,447    $243 $6,575  $1,387  $7,962
                          =====   =====   =====  =====   =====   =====
 Segment income            $201    $236     $13   $450      $3    $453
                          =====   =====   =====  =====   =====   =====

(a) Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


3.   (Continued)

                                                 Total
                                                Marathon
(In millions)            E&P    RM&T     OERB   Segments   USS    Total
--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------
Revenues:
 Customer                $3,175 $21,576  $1,145 $25,896 $4,529  $30,425
 Intersegment (a)           262      79      52     393      -      393
 Intergroup (a)              20       -      21      41     13       54
 Equity in earnings of
   unconsolidated affiliates 24      15      12      51     13       64
 Other                       15      33       9      57     33       90
                          -----   -----   -----   -----  -----    -----
 Total revenues          $3,496 $21,703  $1,239 $26,438 $4,588  $31,026
                          =====   =====   =====   =====  =====    =====
 Segment income          $1,130    $968     $25  $2,123   $145   $2,268
                          =====   =====   =====   =====  =====    =====

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
Revenues:
 Customer                $2,081 $14,229    $414 $16,724 $3,913  $20,637
 Intersegment (a)           129      25      24     178      -      178
 Intergroup (a)              12       -      15      27     14       41
 Equity in earnings (losses) of
   unconsolidated affiliates  2      13      18      33    (36)      (3)
 Other                       20      28      12      60     33       93
                          -----   -----   -----   -----  -----    -----
 Total revenues          $2,244 $14,295    $483 $17,022 $3,924  $20,946
                          =====   =====   =====   =====  =====    =====
 Segment income            $361    $509     $47    $917    $43     $960
                          =====   =====   =====   =====  =====    =====

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


3.   (Continued)

    The following schedules reconcile segment revenues and income to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                               Marathon Group  U. S. Steel Group
                                                Third Quarter   Third Quarter
                                                    Ended           Ended
                                                 September 30    September 30
(In millions)                                    2000    1999    2000     1999
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments                $9,390  $6,575  $1,430   $1,387
 Items not allocated to segments:
  Gain on ownership change in MAP                    1      11       -        -
  Other (a)                                          -     (10)      -      (50)
 Elimination of intersegment revenues             (104)    (86)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                         $9,287  $6,490  $1,430   $1,337
                                                ======  ======  ======   ======

Income:
 Income for reportable segments                   $776    $450     $23       $3
 Items not allocated to segments:
  Gain on ownership change in MAP                    1      11       -        -
  Administrative expenses                          (48)    (26)     (7)      (4)
  Net pension credits                                -       -      67       46
  Costs related to former business activities        -       -     (23)     (21)
  Inventory market valuation adjustments             -     136       -        -
  Other (a)                                          -     (10)      -      (50)
                                                ------  ------  ------   ------
   Total Group income (loss) from operations      $729    $561     $60     $(26)
                                                ======  ======  ======   ======

(a) Represents in 1999 for the Marathon Group, mainly the loss on sale of certain domestic production properties and for the U. S. Steel Group, impairment of investment in USS/Kobe and costs related to the formation of Republic.

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


3.   (Continued)


                                               Marathon Group  U. S. Steel Group
                                                 Nine Months     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(In millions)                                    2000    1999    2000     1999
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments               $26,438 $17,022  $4,588   $3,924
 Items not allocated to segments:
  Gain on ownership change in MAP                    9      11       -        -
  Other (a)                                         87     (33)      -      (72)
 Elimination of intersegment revenues             (393)   (178)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                        $26,141 $16,822  $4,588   $3,852
                                                ======  ======  ======   ======

Income:
 Income for reportable segments                 $2,123    $917    $145      $43
 Items not allocated to segments:
  Gain on ownership change in MAP                    9      11       -        -
  Administrative expenses                         (105)    (83)    (18)     (17)
  Net pension credits                                -       -     199      186
  Costs related to former business activities        -       -     (63)     (65)
  Inventory market valuation adjustments             -     551       -        -
  Other (a)                                         87     (33)      -      (72)
                                                ------  ------  ------   ------
   Total Group income from operations           $2,114  $1,363    $263      $75
                                                ======  ======  ======   ======

(a) Represents for the Marathon Group in 2000, gain on disposition of Angus/Stellaria and in 1999, mainly the loss on sale of Scurlock Permian LLC, Carnegie Natural Gas Company and subsidiaries, and certain domestic production properties. For the U. S. Steel Group in 1999, represents impairment of investment in USS/Kobe and costs related to the formation of Republic and loss on investment in RTI International Metals, Inc. stock used to satisfy indexed debt obligations.

4. In 1998, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) combined the major elements of their refining, marketing and transportation (RM&T) operations. Marathon transferred certain RM&T assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $1 million in the third quarter of 2000 and $9 million in the nine months of 2000 and $11 million in the third quarter and nine months of 1999.

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

                                                         (In millions)
                                                   -------------------------
                                                   September 30 December 31
                                                       2000         1999
                                                   ------------ -----------
    Raw materials                                       $976         $830
    Semi-finished products                               391          392
    Finished products                                  1,354        1,239
    Supplies and sundry items                            165          166
                                                      ------       ------
      Total (at cost)                                  2,886        2,627
    Less inventory market valuation reserve                -            -
                                                      ------       ------
      Net inventory carrying value                    $2,886       $2,627
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

6. Total comprehensive income was $138 million for the third quarter of 2000, $208 million for the third quarter of 1999, $854 million for the nine months of 2000 and $496 million for the nine months of 1999.

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


7.   (Continued)

          COMPUTATION OF INCOME PER SHARE
                                                      Third Quarter Ended
                                                          September 30
                                                     2000            1999
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group
---------------
Net income (millions)                             $121    $121    $230     $230
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   311,847 311,847 309,392  309,392
 Effect of dilutive securities - stock options       -     247       -      418
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   311,847 312,094 309,392  309,810
                                                ======  ======  ======   ======
Net income per share                              $.38    $.38    $.74     $.74
                                                ======  ======  ======   ======

U. S. Steel Group
-----------------
Net income (loss) (millions):
 Income (loss) before extraordinary loss           $19      $19   $(29)    $(29)
 Dividends on preferred stock                        2       2       2        2
 Extraordinary loss                                  -       -       2        2
                                                ------  ------  ------   ------
 Net income (loss) applicable to Steel Stock       $17     $17    $(33)    $(33)
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands) -
 Average number of common shares outstanding    88,738  88,738  88,394   88,394
                                                ======  ======  ======   ======
Per share:
 Income (loss) before extraordinary loss          $.19    $.19   $(.35)   $(.35)
 Extraordinary loss                                  -       -     .02      .02
                                                ------  ------  ------   ------
 Net income (loss)                                $.19    $.19   $(.37)   $(.37)
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


7.   (Continued)

          COMPUTATION OF INCOME PER SHARE
                                                      Nine Months Ended
                                                         September 30
                                                     2000            1999
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group
--------------
Net income (millions)                             $742    $742    $483     $483
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   312,068 312,068 309,160  309,160
 Effect of dilutive securities - stock options       -     204       -      331
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   312,068 312,272 309,160  309,491
                                                ======  ======  ======   ======
Net income per share                             $2.38   $2.37   $1.56    $1.56
                                                ======  ======  ======   ======
U. S. Steel Group
-----------------
Net income (millions):
 Income before extraordinary loss                 $118    $118     $17      $17
 Dividends on preferred stock                        6       6       7        7
 Extraordinary loss                                  -       -       7        7
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock             $112    $112      $3       $3
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,554  88,554  88,383   88,383
 Effect of dilutive securities - stock options       -       2       -        2
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,554  88,556  88,383   88,385
                                                ======  ======  ======   ======
Per share:
 Income before extraordinary loss                $1.27   $1.27    $.12     $.12
 Extraordinary loss                                  -       -     .08      .08
                                                ------  ------  ------   ------
 Net income                                      $1.27   $1.27    $.04     $.04
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

     Republic Technologies International, LLC, an equity method affiliate of USX, recorded in the third quarter of 1999 an extraordinary loss related to the early extinguishment of debt. As a result, USX recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.

9. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                                -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 2000    1999    2000     1999
                                                 ----    ----    ----     ----
    Matching crude oil and refined product
      buy/sell transactions settled in cash     $1,192    $901  $3,662   $2,471
    Consumer excise taxes on petroleum
      products and merchandise                   1,121   1,007   3,268    2,923

10. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

     The third quarter and nine month 2000 income tax provisions include a one-time, noncash adjustment to deferred tax expense of $235 million, which is discussed further in Note 17.

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

12.  At September 30, 2000, USX had no borrowings against its
     $2,350 million revolving credit facility.

     At September 30, 2000, MAP had no borrowings against its $500 million revolving credit agreements with banks and had no amounts outstanding against its $190 million revolving credit agreement with Ashland.

     USX has a short-term credit agreement totaling $125 million at September 30, 2000. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At September 30, 2000, there were no borrowings against these facilities. USX had other outstanding short-term borrowings of $65 million.

     In December 1999, USX entered into a secured borrowing agreement for $350 million, under which the U. S. Steel Group participated in a program to sell an undivided interest in certain accounts receivable. At December 31, 1999, the receivables facility was considered long-term, since it could be refinanced by USX's long-term revolving credit facility. In August 2000, the revolving credit facility became due within one year, resulting in the receivables facility being reclassified to short-term debt.

     In the event of a change in control of USX, debt obligations totaling $3,077 million at September 30, 2000, may be declared immediately due and payable.

13. In July 2000, the Board of Directors of USX Corporation authorized the spending of up to $450 million to repurchase shares of USX-Marathon Group Common Stock (Marathon Stock), such purchases to be made from time to time as the Corporation's financial condition and market conditions warrant. During the third quarter of 2000, 1.4 million shares of Marathon Stock were repurchased for $37 million.

14. In 1997, USX sold its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group. The net proceeds of the sale of $195 million were used to redeem all shares of USX-Delhi Group Common Stock (Delhi Stock) and were distributed to the holders thereof on January 26, 1998. After the redemption, 50,000,000 shares of Delhi Stock remain authorized but unissued.

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

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2000, and December 31, 1999, accrued liabilities for remediation totaled $187 million and $170 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $57 million at September 30, 2000, and $52 million at December 31, 1999.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the nine months of 2000 and for the years 1999 and 1998, such capital expenditures totaled $38 million, $78 million and $132 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At September 30, 2000, and December 31, 1999, accrued liabilities for platform abandonment and dismantlement totaled $161 million and $152 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities totaled
     $219 million at September 30, 2000. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of September 30, 2000, the largest guarantee for a single affiliate was $131 million.

     At September 30, 2000, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $120 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments to acquire property, plant and equipment and long-term investments at September 30, 2000, totaled $719 million compared with $568 million at December 31, 1999.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


16. In the fourth quarter 2000, USX must adopt several recently issued accounting pronouncements primarily related to the classification of items in the statement of operations. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB
     101) "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification. During the third quarter 2000, the EITF issued EITF Consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", which addresses whether certain cost items should be reported as a reduction of revenue or as a component of cost of sales, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers. The adoption of these new pronouncements will have no net effect on the financial position or results of operations of USX, although they will require reclassifications of certain amounts in the statement of operations.

17. On October 19, 2000, the Marathon Group of USX signed a definitive agreement with Shell to transfer its 37.5 percent interest in Sakhalin Energy Investment Company Ltd.(Sakhalin Energy). In exchange, the Marathon Group will receive certain Shell interests in the UK Atlantic Margin area and the U.S. Gulf of Mexico as well as reimbursement for all Sakhalin project capital expenditures made by the Marathon Group in 2000. The closing and transfer of operations are expected to take place in early December 2000.

     The increased likelihood of closing this transaction resulted in a one-time, noncash deferred tax charge of $235 million in the third quarter of 2000. Balance sheet net deferred tax liabilities include deferred U.S. tax benefits related to certain foreign subsidiaries. Until now, management concluded it was likely that income from foreign sources, such as Sakhalin Energy, would allow these benefits to be realized in the future. The definitive agreement to transfer the Marathon Group's interest in Sakhalin Energy affects the timing, amount and nature of expected future foreign source income, decreasing the likelihood that these tax benefits will be realized.

18. Definitive agreements have been executed regarding the following transactions, which will be accounted for as business combinations. The transactions are expected to close shortly after the receipt of any required approvals and the clearance of all preclosing conditions.

     On September 29, 2000, final documents were signed for the acquisition by USX of the steel operations and related assets of VSZ a.s. (VSZ). The transaction was approved by VSZ shareholders on October 12, 2000. The transaction must be approved by the Slovak government's anti-monopoly office. These operations are located in Kosice, Slovak Republic and will be known as U. S. Steel Kosice s.r.o. (USSK). An initial cash payment to VSZ of $60 million will be made at closing. An additional payment to VSZ of not less than $25 million and up to $75 million is contingent upon the future performance of USSK. Additionally, $325 million of debt will be issued by USSK to VSZ's lenders prior to closing. The acquisition will be accounted for under the purchase method of accounting.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


18.  (Continued)

     Prior to this transaction, USX and VSZ were joint partners in VSZ U. S. Steel s. r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK will include VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS will be accounted for under the purchase method of accounting. Previously, USX had accounted for its investment in VSZUSS under the equity method of accounting.

     In October 2000, Transtar, Inc. (Transtar) announced that it had entered into a Reorganization and Exchange Agreement with its two voting shareholders, USX and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, USX will become sole owner of Transtar and certain of its subsidiaries. Holdings will become owner of the other subsidiaries of Transtar. USX will account for the change in its ownership interest in Transtar under the purchase method of accounting. Previously, USX had accounted for its investment in Transtar under the equity method of accounting.

     Also in October 2000, USX agreed to purchase the tin mill products business of LTV Corporation (LTV). Terms of this noncash transaction call for USX to assume certain employee-related obligations of LTV. The acquisition will be accounted for under the purchase method of accounting.

     Both the Transtar and the LTV transactions are subject to certain government approvals and clearances. The LTV transaction is also subject to certain third party consents and customary closing conditions.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
           ----------------------------------------------------------


  Nine Months Ended
     September 30                        Year Ended December 31
---------------------   -------------------------------------------------------
   2000        1999         1999        1998         1997        1996      1995
   ----        ----         ----        ----         ----        ----      ----

   6.60        4.30         4.20        3.45         3.63        3.41      1.46
   ====        ====         ====        ====         ====        ====      ====


                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
                -------------------------------------------------


  Nine Months Ended
     September 30                        Year Ended December 31
---------------------   -------------------------------------------------------
   2000        1999         1999        1998         1997        1996      1995
   ----        ----         ----        ----         ----        ----      ----

   6.77        4.43         4.32        3.56         3.79        3.65      1.58
   ====        ====         ====        ====         ====        ====      ====

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company that is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the third quarter 2000 USX Consolidated Financial Statements and Selected Notes to Financial Statements. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For individual Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

     Revenues for the third quarter and the first nine months of 2000 and 1999 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2000    1999    2000     1999
                                               ------  ------  ------   ------
Revenues
 Marathon Group                                $9,287  $6,490 $26,141  $16,822
 U. S. Steel Group                              1,430   1,337   4,588    3,852
 Eliminations                                     (24)    (14)    (54)     (41)
                                               ------  ------  -------  -------
   Total USX Corporation revenues             $10,693  $7,813  $30,675  $20,633
Less:
 Excise taxes (a)(b)                            1,121   1,007    3,268    2,923
 Matching buy/sell transactions (a)(c)          1,192     901    3,662    2,471
                                               ------  ------   ------   ------
   Revenues excluding above items              $8,380  $5,905  $23,745  $15,239
                                               ======  ======   ======   ======
------

(a) Included in both revenues and costs and expenses for the Marathon Group and USX consolidated.
(b)  Consumer excise taxes on petroleum products and merchandise.
(c) Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding excise taxes and matching buy/sell transactions) increased by $2,475 million in the third quarter of 2000 as compared with the third quarter of 1999, reflecting increases of $2,392 million for the Marathon Group and $93 million for the U. S. Steel Group, before intergroup eliminations. For the first nine months of 2000, revenues increased $8,506 million as compared with the same period of 1999, reflecting increases of $7,783 million for the Marathon Group and $736 million for the U. S. Steel Group, before intergroup eliminations.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the third quarter and the first nine months of 2000 and 1999 are set forth in the following table:

                                                 Third Quarter    Nine Months
                                                     Ended           Ended
                                                  September 30    September 30
(Dollars in millions)                             2000    1999    2000     1999
                                                ------  ------  ------   ------
Reportable segments
 Marathon Group
  Exploration & production                        $465    $201  $1,130     $361
 Refining, marketing & transportation              299     236     968      509
 Other energy related businesses                    12      13      25       47
                                                ------  ------  ------   ------
   Income for reportable segments-Marathon Group  $776    $450  $2,123     $917
 U. S. Steel Group
   Income for reportable segment                    23       3     145       43
                                                 -----   -----   -----    -----
   Income for reportable segments-USX Corporation  799     453   2,268      960
Items not allocated to segments:
 Marathon Group                                    (47)    111      (9)     446
 U. S. Steel Group                                  37     (29)    118       32
                                                 -----   -----   -----    -----
   Total income from operations-USX Corporation   $789    $535  $2,377   $1,438

     Income for reportable segments increased by $346 million in the third quarter of 2000 as compared with the third quarter of 1999, reflecting increases of $326 million for the Marathon Group reportable segments and $20 million for the U. S. Steel Group reportable segment. Income for reportable segments in the first nine months of 2000 increased by $1,308 million compared with the first nine months of 1999, reflecting increases of $1,206 million for the Marathon Group reportable segments and $102 million for the U. S. Steel Group reportable segment.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the third quarter and first nine months of 2000 and 1999 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                             2000    1999    2000     1999
                                                ------  ------  ------   ------
Net interest and other financial costs             $80     $92    $267     $266
Less:
 Favorable adjustment to carrying value
    of indexed debt(a)                               -       -       -      (13)
                                                ------  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item                $80     $92    $267     $279
                                                 =====  ======  ======   ======
------

(a) For further discussion, see the Exchangeable Notes discussion in Note 8 to the USX Consolidated Financial Statements.

     Provisions for estimated income taxes of $454 million and $877 million for the third quarter and the first nine months of 2000, respectively, were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities and included a $235 million one-time, noncash deferred tax charge related to the exchange involving Marathon's interest in Sakhalin Energy Investment Company Ltd. (see Note 17 to the USX Consolidated Financial Statements).

     Extraordinary loss on extinguishment of debt of $2 million (net of $1 million income tax benefit) in the third quarter of 1999 was USX's share of Republic's extraordinary loss related to the early extinguishment of debt. The $7 million for the first nine months of 1999 included this charge and a $5 million loss (net of a $3 million income tax benefit) resulting from the satisfaction of the indexed debt. For further discussion, see Note 8 to the USX Consolidated Financial Statements.

     Net income was $140 million for the third quarter of 2000, a decrease of $59 million compared to the third quarter of 1999 reflecting a decrease of $109 million for the Marathon Group and an increase of $50 million for the U. S. Steel Group. Net income was $860 million for the first nine months of 2000, an increase of $367 million compared with the first nine months of 1999, reflecting increases of $259 million for the Marathon Group and $108 million for the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Dividends to Stockholders
-------------------------
     On October 31, 2000, the USX Board of Directors (the "Board") declared dividends of 23 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable December 9, 2000, to stockholders of record at the close of business on November 16, 2000. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable December 29, 2000, to stockholders of record at the close of business on December 1, 2000.

     On October 31, 2000, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, declared a dividend of CDN $0.3512 per share on its non-voting Exchangeable Shares, payable December 9, 2000, to stockholders of record at the close of business on November 16, 2000.

Cash Flows
----------
     Cash and cash equivalents totaled $171 million at September 30, 2000, compared with $133 million at December 31, 1999, an increase of $38 million reflecting a $54 million increase for the Marathon Group and a $16 million decrease for the U. S. Steel Group.

     Net cash provided from operating activities totaled $1,756 million in the first nine months of 2000, a $454 million increase from the first nine months of 1999, reflecting a $607 million increase for the Marathon Group and a $153 million decrease for the U. S. Steel Group. The increase primarily reflects higher net income partially offset by income tax payments. For details, see Management's Discussion and Analysis of Financial Condition and Results of Operation for each Group.

     Capital expenditures for property, plant and equipment in the first nine months of 2000 were $1,011 million compared with $1,048 million for the first nine months of 1999. For details by Group, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Contract commitments to acquire property, plant and equipment and long-term investments at September 30, 2000, totaled $719 million compared with $568 million at December 31, 1999.

     Cash from disposal of assets was $269 million in the first nine months of 2000, compared with $261 million in the first nine months of 1999. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico. Proceeds in 1999 were mainly from the sale of Scurlock Permian LLC and domestic production properties.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The net change in restricted cash was a net withdrawal of $12 million in the first nine months of 2000, compared with a net withdrawal of $15 million in the first nine months of 1999. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Financial obligations (the net of commercial paper and revolving credit agreements, debt borrowings and repayments on the Consolidated Statement of Cash Flows) decreased $384 million in the first nine months of 2000 compared with an increase of $94 million in the first nine months of 1999. The decrease in 2000 reflects net cash provided from operating activities and asset sales in excess of cash used for capital expenditures, dividend payments, and distributions.

     Common stock repurchased was $37 million in the first nine months of 2000. Based on USX Board of Directors' authorization, in the third quarter of 2000,
1.4 million shares of Marathon Stock were repurchased. For further details, see Liquidity discussion for USX Corporation and Subsidiary Companies.

     Distributions to minority shareholder of MAP were $212 million in the first nine months of 2000, compared with $333 million in the first nine months of 1999. For further details, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.

Liquidity
---------
     At September 30, 2000, USX had no borrowings against its $2,350 million revolving credit agreement which is scheduled to terminate in August 2001. At September 30, 2000, MAP had no borrowings against its bank revolving credit agreements. MAP's $100 million revolving credit facility is scheduled to terminate in July 2001. MAP's $400 million revolving credit facility terminates in July 2003.

     On July 25, 2000, the USX Board of Directors authorized the spending of up to $450 million to repurchase shares of its Marathon Stock, such purchases to be made from time to time as the Corporation's financial condition and market
conditions warrant.    During the third quarter of 2000, 1.4 million shares ($37
million) of Marathon Stock were repurchased. The repurchase program does not include specific price targets or timetables, and is subject to termination prior to completion. During the repurchase program, offerings of Marathon Stock under the Marathon Group Dividend Reinvestment and Direct Stock Purchase Plan have been suspended for first-time, non-employee purchasers. In addition, offerings of Steel Stock under the U. S. Steel Group Dividend Reinvestment and Direct Stock Purchase Plan have also been suspended for first-time, non-employee purchasers.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of September 30, 2000, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 2000 and years 2001 and 2002, and any amounts that may ultimately be

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

paid in connection with contingencies (which are discussed in Note 15 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 40 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 2000. In addition, there are 19 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 145 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 15 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     New Tier II Fuels regulations were proposed in late 1999 and the U.S. Environmental Protection Agency ("EPA") has since finalized the rules for gasoline; however, the rules for diesel fuel are not yet final. The gasoline rules, which are finalized and the diesel fuel rules, which are not yet final are expected to require reduced sulfur levels. It is anticipated that if final diesel regulations are adopted, consistent with the published proposed regulations, then the combined compliance cost for the gasoline and diesel regulations could amount to $600 to $700 million between 2003 and 2005. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include adoption of final diesel fuel regulations, obtaining the necessary construction and environmental permits, operating considerations, and unforeseen hazards such as weather conditions.

     MAP has responded to information requests from the EPA regarding New Source Review ("NSR") compliance at its Garyville and Texas City refineries. In addition, the scope of the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries included NSR compliance. NSR requires new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The current EPA initiative appears to target many items that the industry has historically considered routine repair, replacement and maintenance or other activity exempted from the NSR requirements. MAP is engaged in ongoing discussions with the EPA on these issues concerning all of MAP's refineries.

     While MAP has not been notified of any formal findings or violations resulting from either the information requests or inspections regarding NSR compliance; MAP has been informed during discussions with the EPA of potential non-compliance concerns of the EPA based on these inspections and other information identified by the EPA. Currently, discussions with the EPA have been of a general and technical nature without any commitment to specific control technologies, implementation schedules or possible penalties. It is possible that a framework for resolution of these issues could be reached as early as the fourth quarter of this year and that any resolution may include other pending matters such as those arising from the EPA's 1998 multi-media inspections.

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

     In 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances and oil into the Grand Calumet River, Indiana Harbor Canal and Indiana Harbor near Gary Works. USX was identified as a PRP along with 15 other companies owning property along the river, harbor canal and harbor. The public trustees have completed a preassessment screen pursuant to federal regulations and are performing a Natural Resource Damage Assessment. USX is cooperating with eight other PRPs in a joint defense group which is currently engaged in settlement discussions with the public trustees and EPA.

     In February 1999, the United States Department of Justice and the EPA issued a letter demanding a cash payment of approximately $4 million to resolve a Finding of Violation issued in 1997 alleging improper sampling of benzene waste streams at Gary Works. On September 18, 2000, a Consent Decree was entered with the United States District Court which settled the alleged violation of the benzene National Emissions Standards for Hazardous Air Pollutants. U. S. Steel agreed to pay a civil penalty of $587,000 and to complete a Supplemental Environmental Project removing transformers containing polychlorinated biphenyl at a cost of approximately $2.2 million.
Payment of the civil penalty was made on October 13, 2000.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 15 to the USX Consolidated Financial Statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the USX Consolidated Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity herein.

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

                                        Incremental Decrease in
                                       Income Before Income Taxes
                                        Assuming a Hypothetical
                                            Price Change of:

(Dollars in millions)                          10%      25%
-------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
  Crude oil
   Other than trading (f)(g)                   $19.8    $54.6  (d)
  Natural gas
   Other than trading (f)(g)                     4.3     10.6  (d)
  Refined products
   Other than trading (f)(g)                    11.1     29.6  (d)

U. S. Steel Group
  Zinc
   Other than trading                            .2       .4   (e)
  Tin
   Other than trading                            .1       .2   (e)

 (a) Gains and losses on derivative commodity instruments used for other than trading activities are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental decrease in income before income taxes of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 2000. Management evaluates the portfolios of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to September 30, 2000, will cause future income before income tax effects to differ from those presented in the table.
 (b)  The number of net open contracts varied throughout third quarter
      2000, from a low of 12,252 contracts at July 5, to a high of 34,126 contracts at September 27, and averaged 21,063 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout third quarter 2000, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
 (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
 (d)  Price increase.
 (e)  Price decrease.
 (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income before income taxes when applied to the derivative commodity instruments used to hedge that commodity.
 (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in September 30, 2000 interest rates on the fair value of USX's non-derivative financial instruments is provided in the following table:

(Dollars in millions)
------------------------------------------------------------------------------

As of September 30, 2000
                                                                 Incremental
                                                                 Increase in
Non-Derivative                                Carrying   Fair        Fair
Financial Instruments(a)                        Value   Value      Value(b)
------------------------------------------------------------------------------
Financial assets:
  Investments and
    long-term receivables                        $188      $241          $ -
------------------------------------------------------------------------------
Financial liabilities:
  Long-term debt (c)(d)                        $3,734    $3,885         $154
  Preferred stock of
    subsidiary                                    250       241           21
  USX obligated mandatorily redeemable convertible
    preferred securities of a subsidiary trust    183       129           11
                                                -----     -----        -----
        Total liabilities                      $4,167    $4,255         $186
------------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at September 30, 2000 on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at September 30, 2000.
(c) Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2000, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $9 million. A 10% increase in the Canadian dollar to U.S. dollar forward rate would result in a charge to income of approximately $1 million.

Equity Price Risk
-----------------
     As of September 30, 2000, USX had no material exposure to equity price risk.

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

                                 USX CORPORATION

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  --------------
(Dollars in millions)                            2000    1999    2000     1999
------------------------------------------------------------------------------
REVENUES

 Marathon Group                                 $9,287  $6,490 $26,141  $16,822
 U. S. Steel Group                               1,430   1,337   4,588    3,852
 Eliminations                                      (24)    (14)    (54)     (41)
                                                ------  ------  ------   ------
   Total                                       $10,693  $7,813 $30,675  $20,633


INCOME FROM OPERATIONS

 Marathon Group                                   $729    $561  $2,114   $1,363
 U. S. Steel Group                                  60    (26)     263       75
                                                ------  ------  ------   ------
   Total                                          $789    $535  $2,377   $1,438




CASH FLOW DATA
--------------

CAPITAL EXPENDITURES

 Marathon Group                                   $302    $295    $878     $827
 U. S. Steel Group                                  36      68     133      221
                                                ------  ------  ------   ------
   Total                                          $338    $363  $1,011   $1,048


INVESTMENTS (RETURNS) & OTHER AFFILIATE ACTIVITY - NET

 Marathon Group                                     $4     $49     $58     $105
 U. S. Steel Group                                  15      15      26       15
                                                ------  ------  ------   ------
   Total                                           $19     $64     $84     $120

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  2000    1999    2000     1999
-------------------------------------------------------------------------------
REVENUES:
 Sales                                          $9,228  $6,464 $25,937  $16,751
 Dividend and affiliate income                      40      14      68       58
 Net gains (losses) on disposal of assets            1      (6)     95      (17)
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                      1      11       9       11
 Other income                                       17       7      32       19
                                                ------  ------  ------   ------
   Total revenues                                9,287   6,490  26,141   16,822
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      6,923   4,621  19,275   11,695
 Selling, general and administrative expenses      151     121     409      375
 Depreciation, depletion and amortization          241     219     727      678
 Taxes other than income taxes                   1,192   1,064   3,474    3,100
 Exploration expenses                               51      40     142      162
 Inventory market valuation credits                  -    (136)      -     (551)
                                                ------  ------  ------   ------
   Total costs and expenses                      8,558   5,929  24,027   15,459
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             729     561   2,114    1,363
Net interest and other financial costs              53      72     192      218
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     115     148     373      405
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         561     341   1,549      740
Provision for estimated income taxes               440     111     807      257
                                                ------  ------  ------   ------
NET INCOME                                        $121    $230    $742     $483
                                                ======  ======  ======   ======
MARATHON STOCK DATA:
 Net income per share - basic                     $.38    $.74   $2.38    $1.56
                      - diluted                    .38     .74    2.37     1.56

 Dividends paid per share                          .23     .21     .65      .63

 Weighted average shares, in thousands
   - Basic                                     311,847 309,392 312,068  309,160
   - Diluted                                   312,094 309,810 312,272  309,491




Selected notes to financial statements appear on pages 39-48.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  2000         1999
------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $165          $111
  Receivables, less allowance for doubtful
   accounts of $2 and $2                               2,212         1,876
  Inventories                                          2,030         1,884
  Deferred income tax benefits                            32            23
  Other current assets                                   259           218
                                                      ------        ------
     Total current assets                              4,698         4,112

Investments and long-term receivables                    857           762
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,837 and $10,567                                  10,305        10,293
Prepaid pensions                                         234           225
Other noncurrent assets                                  282           313
                                                      ------        ------
     Total assets                                    $16,376       $15,705
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $52            $-
  Accounts payable                                     2,888         2,685
  Payroll and benefits payable                           185           146
  Income taxes payable                                   129            97
  Accrued taxes                                          130           107
  Accrued interest                                        50            92
  Long-term debt due within one year                     287            48
                                                      ------        ------
     Total current liabilities                         3,721         3,175

Long-term debt, less unamortized discount              2,445         3,320
Deferred income taxes                                  1,814         1,495
Employee benefits                                        603           564
Deferred credits and other liabilities                   387           414
Preferred stock of subsidiary                            184           184

Minority interest in Marathon Ashland Petroleum LLC    1,922         1,753

COMMON STOCKHOLDERS' EQUITY                            5,300         4,800
                                                      ------        ------
   Total liabilities and common stockholders' equity $16,376       $15,705
                                                      ======        ======



Selected notes to financial statements appear on pages 39-48.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $742          $483
Adjustments to reconcile to net cash provided from
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC                                         373           405
  Depreciation, depletion and amortization               727           678
  Exploratory dry well costs                              52            74
  Inventory market valuation credits                       -          (551)
  Pensions and other postretirement benefits              17            41
  Deferred income taxes                                  314            89
  Gain on ownership change in Marathon
                     Ashland Petroleum LLC                (9)          (11)
  Net (gains) losses on disposal of assets               (95)           17
  Changes in:
     Current receivables                                (334)         (667)
     Inventories                                        (146)          (95)
     Current accounts payable and accrued expenses       149           630
     All other - net                                     (39)           51
                                                      ------        ------
     Net cash provided from operating activities       1,751         1,144
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (878)         (827)
Disposal of assets                                       252           255
Restricted cash - withdrawals                            216            39
                - deposits                              (205)          (25)
Affiliates - investments                                 (62)           (2)
           - loans and advances                           (5)         (104)
           - returns and repayments                        9             1
All other - net                                           16           (10)
                                                      ------        ------
     Net cash used in investing activities              (657)         (673)
                                                      ------        ------
FINANCING ACTIVITIES:
Decrease in Marathon Group's portion of USX
 consolidated debt                                      (586)          (41)
Specifically attributed debt - borrowings                273           141
                             - repayments               (271)         (141)
Marathon Stock - issued                                    -            46
               - repurchased                             (37)            -
Dividends paid                                          (203)         (193)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                         (212)         (333)
                                                      ------        ------
     Net cash used in financing activities            (1,036)         (521)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (4)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      54           (50)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           111           137
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $165           $87
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(233)        $(250)
  Income taxes paid, including settlements with the
   U. S. Steel Group                                    (466)          (31)

Selected notes to financial statements appear on pages 39-48.

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

     In March 2000, the Emerging Issues Task Force of the Financial
     Accounting Standards Board (EITF) issued EITF Topic No. D-88, which requires companies to disclose their accounting policy for costs incurred in connection with planned major maintenance activities. For the Marathon Group, such costs primarily are associated with refinery turnarounds, which are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

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

4. In 1998, Marathon and Ashland Inc. (Ashland) combined the major elements of their refining, marketing and transportation (RM&T) operations. Marathon transferred certain RM&T assets to Marathon Ashland Petroleum LLC
     (MAP), a new consolidated subsidiary. Also, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $1 million in the third quarter of 2000 and $9 million in the nine months of 2000 and $11 million in the third quarter and nine months of 1999.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


5. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                                -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 2000    1999    2000     1999
                                                 ----    ----    ----     ----
    Matching crude oil and refined product
      buy/sell transactions settled in cash     $1,192    $901  $3,662   $2,471
    Consumer excise taxes on petroleum
      products and merchandise                   1,121   1,007   3,268    2,923

6. The Marathon Group's total comprehensive income was $121 million for the third quarter of 2000, $233 million for the third quarter of 1999, $739 million for the nine months of 2000 and $488 million for the nine months of 1999.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


7.   (Continued)
                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
THIRD QUARTER 2000
------------------
Revenues:
 Customer                                       $1,124  $7,595    $490   $9,209
 Intersegment (a)                                   74      10      20      104
 Intergroup (a)                                      9       -      10       19
 Equity in earnings of unconsolidated affiliates    28       5       4       37
 Other                                               5      13       3       21
                                                ------  ------  ------   ------
   Total revenues                               $1,240  $7,623    $527   $9,390
                                                ======  ======  ======   ======
Segment income                                    $465    $299     $12     $776
                                                ======  ======  ======   ======

THIRD QUARTER 1999
------------------
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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


7.   (Continued)

                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------
Revenues:
 Customer                                       $3,175 $21,576  $1,145  $25,896
 Intersegment (a)                                  262      79      52      393
 Intergroup (a)                                     20       -      21       41
 Equity in earnings of unconsolidated affiliates    24      15      12       51
 Other                                              15      33       9       57
                                                ------  ------  ------   ------
   Total revenues                               $3,496 $21,703  $1,239  $26,438
                                                ======  ======  ======   ======
Segment income                                  $1,130    $968     $25   $2,123
                                                ======  ======  ======   ======

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


7.   (Continued)

    The following schedules reconcile segment revenues and income to amounts reported in the Marathon Group financial statements:

                                                      Third Quarter Ended
                                                          September 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                     $9,390        $6,575
  Items not allocated to segments:
   Gain on ownership change in MAP                         1            11
   Other (a)                                               -           (10)
  Elimination of intersegment revenues                  (104)          (86)
                                                      ------        ------
     Total Group revenues                             $9,287        $6,490
                                                      ======        ======

Income:
  Income for reportable segments                        $776          $450
  Items not allocated to segments:
   Gain on ownership change in MAP                         1            11
   Administrative expenses                               (48)          (26)
   Inventory market valuation adjustments                  -           136
   Other (a)                                               -           (10)
                                                      ------        ------
     Total Group income from operations                 $729          $561
                                                      ======        ======


(a) Represents mainly in 1999, loss on sale of certain domestic production properties.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


7.   (Continued)

                                                       Nine Months Ended
                                                          September 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                    $26,438       $17,022
  Items not allocated to segments:
   Gain on ownership change in MAP                         9            11
   Other (a)                                              87           (33)
  Elimination of intersegment revenues                  (393)         (178)
                                                      ------        ------
     Total Group revenues                            $26,141       $16,822
                                                      ======        ======

Income:
  Income for reportable segments                      $2,123          $917
  Items not allocated to segments:
   Gain on ownership change in MAP                         9            11
   Administrative expenses                              (105)          (83)
   Inventory market valuation adjustments                  -           551
   Other (a)                                              87           (33)
                                                      ------        ------
     Total Group income from operations               $2,114        $1,363
                                                      ======        ======

(a) Represents in 2000, gain on disposition of Angus/Stellaria. Represents in 1999, mainly the loss on sale of Scurlock Permian LLC, Carnegie Natural Gas Company and subsidiaries, and certain domestic production properties.

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

                                                         (In millions)
                                                    ------------------------
                                                   September 30 December 31
                                                       2000         1999
                                                   ------------ -----------
    Crude oil and natural gas liquids                   $789         $729
    Refined products and merchandise                   1,136        1,046
    Supplies and sundry items                            105          109
                                                      ------        ------
      Total (at cost)                                  2,030        1,884
    Less inventory market valuation reserve                -            -
                                                      ------        ------
      Net inventory carrying value                    $2,030       $1,884
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

9. At September 30, 2000, and December 31, 1999, income taxes payable represents an estimated income tax payable to the U. S. Steel Group. In addition, included in deferred credits and other liabilities at September 30, 2000, and December 31, 1999, is $97 million income taxes payable to the
     U. S. Steel Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2000, and December 31, 1999, accrued liabilities for remediation totaled $72 million and $69 million, respectively. It is not presently possible to estimate the ultimate amount of

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $57 million at September 30, 2000, and $52 million at December 31, 1999.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2000 and for the years 1999 and 1998, such capital expenditures totaled $22 million, $46 million and $83 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At September 30, 2000, and December 31, 1999, accrued liabilities for platform abandonment and dismantlement totaled $161 million and $152 million, respectively.

     Guarantees by USX and its consolidated subsidiaries of the liabilities of an affiliated entity of the Marathon Group totaled $131 million at September 30, 2000.

     At September 30, 2000, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $120 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at September 30, 2000, totaled $635 million compared with $485 million at December 31, 1999.

11. In the fourth quarter 2000, the Marathon Group must adopt several recently issued accounting pronouncements primarily related to the classification of items in the statement of operations. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification. During the third quarter 2000, the EITF issued EITF Consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", which addresses whether certain cost items should be reported as a reduction of revenue or as a component of cost of sales, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers. The adoption of these new pronouncements will have no net effect on the financial position or results of operations of the Marathon Group, although they will require reclassifications of certain amounts in the statement of operations.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


12. On October 19, 2000, the Marathon Group signed a definitive agreement with Shell to transfer its 37.5 percent interest in Sakhalin Energy Investment Company Ltd.(Sakhalin Energy). In exchange, the Marathon Group will receive certain Shell interests in the UK Atlantic Margin area and the U.S. Gulf of Mexico as well as reimbursement for all Sakhalin project capital expenditures made by the Marathon Group in 2000. The closing and transfer of operations are expected to take place in early December 2000.

     The increased likelihood of closing this transaction resulted in a one-time, noncash deferred tax charge of $235 million in the third quarter of 2000. Balance sheet net deferred tax liabilities include deferred U.S. tax benefits related to certain foreign subsidiaries. Until now, management concluded it was likely that income from foreign sources, such as Sakhalin Energy, would allow these benefits to be realized in the future. The definitive agreement to transfer the Marathon Group's interest in Sakhalin Energy affects the timing, amount and nature of expected future foreign source income, decreasing the likelihood that these tax benefits will be realized.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 2000 and 1999 are summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2000    1999    2000     1999
                                                -----   -----   -----    -----
Exploration & production ("E&P")                $1,240    $885  $3,496   $2,244
Refining, marketing & transportation ("RM&T")    7,623   5,447  21,703   14,295
Other energy related businesses (a)                527     243   1,239      483
                                                ------  ------  ------   ------
     Revenues of reportable segments            $9,390  $6,575 $26,438  $17,022

Revenues not allocated to segments:
 Gain on ownership change in MAP                     1      11       9       11
 Other (b)                                           -     (10)     87      (33)
Elimination of intersegment revenues              (104)    (86)   (393)    (178)
                                                ------  ------  ------   ------
     Total Group revenues                       $9,287  $6,490 $26,141  $16,822
                                                ======  ======  ======   ======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
  products and merchandise                      $1,121  $1,007  $3,268   $2,923
Matching crude oil and refined product
  buy/sell transactions settled in cash:
 E&P                                              $119    $176    $496     $451
 RM&T                                            1,073     725   3,166    2,020
                                                 -----   -----   -----    -----
 Total buy/sell transactions                    $1,192    $901  $3,662   $2,471

---------

(a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(b) Represents in 2000, a gain on the disposition of Angus/Stellaria and in 1999, a loss on the sale of certain domestic production properties and a loss on sale of Scurlock Permian LLC ("Scurlock") and Carnegie Natural Gas Company and affiliated subsidiaries ("Carnegie"), partially offset by a gain on the sale of certain Egyptian properties.

     E&P segment revenues increased by $355 million in the third quarter of 2000 from the comparable prior-year period. For the first nine months of 2000, revenues increased by $1,252 million from the prior-year period. The increase in both periods primarily reflected higher worldwide liquid hydrocarbon and natural gas prices, partially offset by lower domestic liquid hydrocarbon volumes.

     RM&T segment revenues increased by $2,176 million in the third quarter of 2000 from the comparable prior-year period. For the first nine months of 2000, revenues increased by $7,408 million from the prior-year period. The increase in both periods primarily reflected higher refined product prices and increased refined product sales volumes.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other energy related businesses segment revenues increased by $284 million in the third quarter of 2000 from the comparable prior-year period. For the first nine months of 2000, revenues increased by $756 million from the prior-year period. The increase in both periods primarily reflected higher natural gas and crude oil purchase and resale activity accompanied by higher crude oil and natural gas prices.

     Income from operations for the third quarter and first nine months of 2000 and 1999 is summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2000    1999    2000     1999
                                                -----   -----   -----    -----
E&P
 Domestic                                         $305    $168    $783     $299
 International                                     160      33     347       62
                                                ------  ------  ------   ------
   Income for E&P reportable segment               465     201   1,130      361
RM&T                                               299     236     968      509
Other energy related businesses                     12      13      25       47
                                                ------  ------  ------   ------
     Income for reportable segments               $776    $450  $2,123     $917

Items not allocated to segments:
 Administrative expenses (a)                      $(48)   $(26)  $(105)    $(83)
 IMV reserve adjustment (b)                          -     136       -      551
 Loss on disposal of assets (c)                      -     (10)      -      (33)
 Gain on disposition of Angus/Stellaria (d)          -       -      87        -
 Gain on ownership change in MAP (e)                 1      11       9       11
                                                ------  ------  ------   ------
     Total Group income from operations           $729    $561  $2,114   $1,363
                                                ======  ======  ======   ======
--------

(a) Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
(b) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of the IMV, see
    Note 8 to the Marathon Group Financial Statements.
(c) For the third quarter of 1999, this represented a loss on the sale of certain domestic production properties, partially offset by a gain on the sale of certain Egyptian properties. For the first nine months of 1999, this also included a loss from the sale of Scurlock and Carnegie.
(d) Resulted from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development located in the Gulf of Mexico.
(e) For additional discussion of the gain on ownership change in MAP, see Note 4 to the Marathon Group Financial Statements.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income for reportable segments in the third quarter of 2000 increased by $326 million from last year's third quarter, due primarily to higher worldwide liquid hydrocarbon and natural gas prices, higher refined product margins, and increased liquid hydrocarbon volumes. Income for reportable segments in the first nine months of 2000 increased by $1,206 million from the first nine months of 1999, due primarily to higher worldwide liquid hydrocarbon and natural gas prices and higher refined product margins.

     Worldwide E&P segment income in the third quarter of 2000 increased by $264 million from last year's third quarter. Results in the first nine months of 2000 increased by $769 million from the same period in 1999.

     Domestic E&P income in the third quarter of 2000 increased by $137 million from last year's third quarter. Results in the first nine months of 2000 increased by $484 million from the same period in 1999. These increases were mainly due to higher liquid hydrocarbon and natural gas prices, partially offset by lower liquid hydrocarbon and natural gas volumes due to natural field declines and asset sales and derivative losses from other than trading activities.

     International E&P income in the third quarter of 2000 increased by $127 million from last year's third quarter. This increase was mainly due to higher liquid hydrocarbon and natural gas prices and higher liquid hydrocarbon liftings, primarily in Russia and Gabon. Results in the first nine months of 2000 increased by $285 million from the same period in 1999. In addition to the factors discussed previously, the increase was also due to lower dry well expense, offset by lower natural gas volumes.

     RM&T segment income in the third quarter of 2000 increased by $63 million from last year's third quarter. Results in the first nine months of 2000 increased by $459 million from the same period in 1999. These increases were mainly due to higher refined product margins and increased refined product sales volumes.

     Other energy related businesses segment income in the first nine months of 2000 decreased by $22 million from the same period in 1999. This decrease was primarily a result of derivative losses from other than trading activities and lower equity earnings as a result of decreased pipeline throughput. Also, the 1999 results included a second quarter reversal of abandonment accruals of $10 million.

Items not allocated to reportable segments:

     Administrative expenses in the third quarter and first nine months of 2000 increased by $22 million from the same periods in 1999. The increase was primarily due to higher accruals for employee benefit plans, and Voluntary Early Retirement Program ("VERP") and reorganization costs recorded in the third quarter of 2000.

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

     Net interest and other financial costs in the first nine months of 2000 decreased by $26 million from the comparable 1999 period, mainly due to decreased costs resulting from lower average debt levels and higher interest income, partially offset by lower capitalized interest on E&P projects.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, decreased by $32 million in the first nine months of 2000 from the comparable 1999 period. The 1999 results included a favorable IMV reserve adjustment as discussed previously.

     The provision for estimated income taxes in the first nine months of 2000 increased by $550 million from the comparable 1999 period due to an increase in income before taxes and a $235 million one-time, noncash deferred tax charge. For additional information, see Note 12 to the Marathon Group Financial Statements.

     Net income for the third quarter and first nine months decreased by $109 million and increased by $259 million, respectively, in 2000 from 1999, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $1,751 million in the first nine months of 2000, compared with $1,144 million in the first nine months of 1999. The $607 million increase mainly reflected the favorable effects of improved net income (excluding noncash items), partially offset by increased allocation for income tax payments and an income tax settlement with the Steel Group in accordance with the group tax allocation policy.

     Capital expenditures in the first nine months of 2000 totaled $878 million, compared with $827 million in the comparable 1999 period. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 63.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at September 30, 2000, totaled $635 million compared with $485 million at December 31, 1999.

     Cash from disposal of assets was $252 million in the first nine months of 2000, compared with $255 million in the comparable 1999 period. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico and other domestic production properties. Proceeds in 1999 were mainly from the sale of Scurlock Permian LLC and domestic and international production properties.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The net change in restricted cash was a net withdrawal of $11 million in the first nine months of 2000, compared to a net withdrawal of $14 million in the comparable 1999 period. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Net investments in affiliates were $58 million in the first nine months of 2000, compared with $105 million in the comparable 1999 period. Cash outflows in both periods mainly reflected funding provided to equity affiliates for capital projects, primarily the Sakhalin II project in Russia.

     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, decreased by $584 million in the first nine months of 2000. Financial obligations decreased primarily because cash from operating activities and asset sales exceeded capital expenditures and distribution and dividend payments. For further details, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

     Common stock repurchased was $37 million in the first nine months of 2000. As announced on July 25, 2000, the USX Board of Directors authorized the spending of up to $450 million to repurchase shares of USX-Marathon Group Common Stock ("Marathon Stock"). In the third quarter, 1.4 million shares of Marathon Stock were repurchased. Share repurchases will continue to be made from time to time as the Corporation's financial condition and market conditions warrant.

     Dividends paid in the first nine months of 2000 increased by $10 million from the comparable 1999 period, reflecting the two-cents-per-share increase in the quarterly Marathon Stock dividend rate, declared in July 2000.

     Distributions to minority shareholder of MAP were $212 million in the first nine months of 2000, compared with $333 million in the comparable 1999 period. The 1999 amount included a distribution of $103 million in the first quarter 1999, which related to fourth quarter 1998 MAP activity.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 13 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 2000. In addition, there are 6 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 115 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 15 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     New Tier II Fuels regulations were proposed in late 1999 and the U.S. Environmental Protection Agency ("EPA") has since finalized the rules for gasoline; however, the rules for diesel fuel are not yet final. The gasoline rules, which are finalized and the diesel fuel rules, which are not yet final are expected to require reduced sulfur levels. It is anticipated that if final diesel regulations are adopted, consistent with the published proposed regulations, then the combined compliance cost for the gasoline and diesel regulations could amount to approximately $700 million between 2003 and 2005. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include adoption of final diesel fuel regulations, obtaining the necessary construction and environmental permits, operating considerations, and unforeseen hazards such as weather conditions.

     MAP has responded to information requests from the EPA regarding New Source Review ("NSR") compliance at its Garyville and Texas City refineries. In addition, the scope of the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries included NSR compliance. NSR requires new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The current EPA initiative appears to target many items that the industry has historically considered routine repair, replacement and maintenance or other activity exempted from the NSR requirements. MAP is engaged in ongoing discussions with the EPA on these issues concerning all of MAP's refineries.

     While MAP has not been notified of any formal findings or violations resulting from either the information requests or inspections regarding NSR compliance; MAP has been informed during discussions with the EPA of potential non-compliance concerns of the EPA based on these inspections and other information identified by the EPA. Currently, discussions with the EPA have been of a general and technical nature without any commitment to specific control technologies, implementation schedules or possible penalties. It is possible that a framework for resolution of these issues could be reached as early as the fourth quarter of this year and that any resolution may include other pending matters such as those arising from the EPA's 1998 multi-media inspections.

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

     Marathon's fourth quarter 2000 worldwide liquid hydrocarbon production is expected to be approximately 215,000 barrels per day ("bpd") and worldwide natural gas production is projected at approximately 1.3 billion cubic feet per day ("bcfpd"). Based on these fourth quarter projections, average production for the full year 2000 is expected to be approximately 208,000 bpd and 1.25 bcfpd.

     Because of potential transactions involving the possible disposition or exchange of producing properties, it is difficult to project 2001 production at this time. A revised 2001 production forecast is expected to be available by early first quarter 2001.

     On October 19, 2000, Marathon signed a definitive agreement with Shell Sakhalin Holdings B.V. ("Shell") to transfer its 37.5 percent interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"). In exchange, Marathon will receive certain Shell interests in the UK Atlantic Margin area and the U.S. Gulf of Mexico as well as reimbursement for all Sakhalin project capital expenditures made by Marathon in 2000. The closing and transfer of operations are expected to take place in early December.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On August 17, 2000, Marathon announced a VERP for approximately 970 eligible employees, of which 460 employees elected to retire. Upon completion of the VERP, it is anticipated that some involuntary terminations may be necessary as the company reorganizes to improve its overall competitiveness. Administrative activities at region production offices in Cody, Wyoming and Tyler, Texas along with a research facility in Littleton, Colorado will be combined with functions currently being carried out in Catlettsburg, Kentucky, Oklahoma City, Oklahoma, and Midland and Houston, Texas. Through the third quarter, Marathon accrued $8 million in VERP charges. This is consistent with Marathon's goals to significantly improve its E&P business performance, including a $75 million reduction in above field costs, a $25 million savings in global procurement expenses and a $50 million reduction in exploration expense. These goals are expected to be achieved fully in 2001.

     In July 2000, first production was achieved from Marathon's 50 percent owned Viosca Knoll Block 786 ("Petronius") development in the Gulf of Mexico. Drilling and well completion activities will continue through next year with gross peak production of 50,000 barrels of oil per day and 70 million cubic feet of gas per day expected by mid-2001.

     The above discussion includes forward-looking statements with respect to the timing and levels of Marathon's worldwide liquid hydrocarbon and natural gas production, including production rates from the Petronius field, timing and completion of the Sakhalin transaction, and amount and timing of cost reductions. Some factors that could potentially affect timing and levels of production include pricing, supply and demand for petroleum products, regulatory constraints, and geological and operating considerations. Some factors that could potentially affect the timing and completion of the Sakhalin transaction include third party consents. Some factors that could potentially affect reaching efficiency goals include the closing of certain acquisitions, dispositions and exchanges, drilling rig availability, weather conditions, and other geological, operating and economic considerations. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USX has included in Form 10-K for the year ended December 31, 1999, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements.

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

     MAP is pursuing the disposition of approximately 270 non-strategic Speedway SuperAmerica retail locations in the Midwest and Southeast. These locations comprise less than 12 percent of MAP's owned and operated Speedway SuperAmerica retail network. Through the end of the third quarter, 25 stations had been sold. Most of the remaining stations are expected to be disposed of in the fourth quarter of 2000.

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

     MAP's subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. Construction is currently expected to begin in the second half of 2001. However, the construction schedule is largely dependent on obtaining the necessary rights-of-way, of which approximately 92 percent have been obtained to date, and final regulatory approvals. ORPL is still negotiating with various landowners to obtain the remaining rights-of-way. In addition, where appropriate, ORPL has brought condemnation actions to acquire rights-of-way. These actions are at various stages of litigation and appeal.

     The above discussion includes forward-looking statements with respect to the disposition of MAP retail stations and completion of MAP infrastructure projects. Some factors that could potentially affect the MAP dispositions include receipt of government approvals, regulatory constraints, consent of third parties, and satisfaction of customary closing conditions. Some factors that could potentially affect the completion of the MAP infrastructure projects include securing acceptable financing, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, acquisitions of rights-of-way, outcome of pending litigation, and regulatory approval constraints. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USX has included in Form 10-K for the year ended December 31, 1999, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on income before income taxes of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of September 30, 2000, are provided in the following table(a):

                                        Incremental Decrease in
                                       Income Before Income Taxes
                                        Assuming a Hypothetical
                                            Price Change of:

(Dollars in millions)                         10%       25%
-------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
  Crude oil
   Other than trading (e)(f)                 $19.8     $54.6        (d)
  Natural gas
   Other than trading (e)(f)                   4.3      10.6        (d)
  Refined products
   Other than trading (e)(f)                  11.1      29.6        (d)

 (a) Gains and losses on derivative commodity instruments used for other than trading activities are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental decrease in income before income taxes of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 2000. Management evaluates the portfolios of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to September 30, 2000, will cause future income before income tax effects to differ from those presented in the table.
 (b)  The number of net open contracts varied throughout third quarter
      2000, from a low of 12,252 contracts at July 5, to a high of 34,126 contracts at September 27, and averaged 21,063 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout third quarter 2000, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
 (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
 (d)  Price increase.
 (e) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income before income taxes when applied to the derivative commodity instruments used to hedge that commodity.
 (f)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in September 30, 2000, interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
------------------------------------------------------------------------------

As of September 30, 2000
                                                              Incremental
                                                              Increase in
Non-Derivative                             Carrying     Fair     Fair
Financial Instruments(a)                     Value     Value     Value(b)
-------------------------------------------------------------------------------
Financial assets:
  Investments and
    long-term receivables                      $129     $182       $ -
------------------------------------------------------------------------------
Financial liabilities:
  Long-term debt (c)(d)                      $2,717   $2,838      $124
  Preferred stock of
    subsidiary                                  184      177        15
                                              -----    -----     -----
        Total liabilities                    $2,901   $3,015      $139
------------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at September 30, 2000, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at September 30, 2000.
(c) Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2000, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $9 million. A 10% increase in the Canadian dollar to U.S. dollar forward rate would result in a charge to income of approximately $1 million.
The entire amount of these contracts is attributed to the Marathon Group.

Equity Price Risk
-----------------
     As of September 30, 2000, the Marathon Group had no material exposure to equity price risk.

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

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                ------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                             2000   1999      2000   1999
-------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
 Exploration & Production ("E&P")
   Domestic                                       $305    $168    $783     $299
   International                                   160      33     347       62
                                                 -----   -----   -----    -----
     Income For E&P Reportable Segment             465     201   1,130      361
 Refining, Marketing & Transportation              299     236     968      509
 Other Energy Related Businesses (a)                12      13      25       47
                                                 -----   -----   -----    -----
       Income For Reportable Segments             $776    $450  $2,123     $917

Items Not Allocated To Segments:
 Administrative Expenses                          $(48)   $(26)  $(105)    $(83)
 Inventory Market Valuation Reserve Adjustment       -     136       -      551
 Estimated Loss on Sale of Assets                    -     (10)      -      (33)
 Gain on Disposition of Angus/Stellaria              -       -      87        -
 Gain on Ownership Change In MAP                     1      11       9       11
                                                ------  ------  ------   ------
     Marathon Group Income From Operations        $729    $561  $2,114   $1,363

CAPITAL EXPENDITURES
 Exploration & Production                         $153    $184    $553     $594
 Refining, Marketing & Transportation              149     107     315      226
 Other (b)                                           -       4      10        7
                                                 -----   -----   -----    -----
     Total                                        $302    $295    $878     $827

EXPLORATION EXPENSE
 Domestic                                          $33     $26     $84      $92
 International                                      18      14      58       70
                                                 -----   -----   -----    -----
     Total                                         $51     $40    $142     $162

INVESTMENTS IN EQUITY AFFILIATES - NET              $4     $49     $58     $105
OPERATING STATISTICS

Net Liquid Hydrocarbon Production (c):
     United States                               129.4   138.6   131.7    143.4
     Europe                                       26.3    28.7    28.2     32.3
     Other International                          42.8    24.4    37.3     28.4
                                                ------  ------  ------   ------
       Total Consolidated                        198.5   191.7   197.2    204.1
  Equity Affiliates (CLAM & Sakhalin Energy)      24.4     2.4     9.1      0.9
                                                ------  ------  ------   ------
       Worldwide                                 222.9   194.1   206.3    205.0


Net Natural Gas Production (d):
     United States                               715.5   730.9   726.1    747.2
     Europe (e)                                  306.2   291.1   333.1    345.5
     Other International                         144.8   149.1   144.8    169.7
                                                ------  ------ -------  -------
       Total Consolidated                       1166.5  1171.1  1204.0   1262.4
     Equity Affiliate (CLAM)                      21.4    25.1    28.0     32.0
                                               ------- ------- -------  -------
       Worldwide                                1187.9  1196.2  1232.0   1294.4

Average Equity Sales Prices (f) (g):
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $26.58 $17.78   $24.85   $13.48
   International                                 28.84  19.56    26.87    14.80
 Natural Gas (per Mcf)
   Domestic                                      $3.61  $2.22    $2.90    $1.83
   International                                  2.59   1.80     2.47     1.81

Crude Oil Refined (c)                            928.4  940.4    915.0    909.5
Refined Products Sold (c)                       1350.0 1301.4   1304.6   1227.9
Matching buy/sell volumes included in refined
       products sold (c)                          43.5   55.8     55.3     50.0
MAP Merchandise Sales                             $638   $561   $1,786   $1,545
--------------

 (a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
 (b) Includes other energy related businesses and corporate capital expenditures.
 (c)  Thousands of barrels per day
 (d)  Millions of cubic feet per day
 (e) Includes gas acquired for injection and subsequent resale of 9.3, 16.0, 11.7 and 20.8 mmcfd in the third quarter and nine month year-to-date 2000 and 1999, respectively.
 (f)  Prices exclude gains and losses from hedging activities.
 (g)  Prices exclude equity affiliates and purchase/resale gas.

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  2000    1999    2000     1999
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $1,417  $1,377  $4,542   $3,926
 Income (loss) from affiliates                       6     (53)     13      (86)
 Net gains on disposal of assets                     6      11      34        9
 Other income (loss)                                 1       2      (1)       3
                                                ------  ------  ------   ------
   Total revenues                                1,430   1,337   4,588    3,852
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      1,299   1,289   4,103    3,606
 Selling, general and administrative
  expenses (credits)                               (56)    (61)   (176)    (226)
 Depreciation, depletion and amortization           69      78     222      228
 Taxes other than income taxes                      58      57     176      169
                                                ------  ------  ------   ------
   Total costs and expenses                      1,370   1,363   4,325    3,777
                                                ------  ------  ------   ------
INCOME (LOSS) FROM OPERATIONS                       60     (26)    263       75
Net interest and other financial costs              27      20      75       48
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSSES                               33     (46)    188       27
Provision (credit) for estimated income taxes       14     (17)     70       10
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSSES           19     (29)    118       17
Extraordinary losses on extinguishment of debt,
 net of income tax                                   -       2       -        7
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                   19     (31)    118       10
Dividends on preferred stock                         2       2       6        7
                                                ------  ------  ------   ------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK        $17    $(33)   $112       $3
                                                ======  ======  ======   ======
STEEL STOCK DATA:
 Income (loss) before extraordinary losses         $17    $(31)   $112      $10
   - Per share - basic and diluted                 .19    (.35)   1.27      .12
 Extraordinary losses, net of income tax             -       2       -        7
   - Per share - basic and diluted                   -     .02       -      .08
 Net income (loss)                                 $17    $(33)   $112       $3
   - Per share - basic and diluted                 .19    (.37)   1.27      .04

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Basic                                      88,738  88,394  88,554   88,383
   - Diluted                                    88,738  88,394  88,556   88,385

Selected notes to financial statements appear on pages 67-75.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                               $6           $22
  Receivables, less allowance for doubtful
   accounts of $14 and $10                               832           838
  Income taxes receivable                                129            97
  Inventories                                            856           743
  Deferred income tax benefits                           284           281
  Other current assets                                    10             -
                                                      ------        ------
     Total current assets                              2,117         1,981

Investments and long-term receivables,
 less reserves of $3 and $3                              595           572
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,405 and $6,232                                     2,413         2,516
Prepaid pensions                                       2,616         2,404
Other noncurrent assets                                   52            52
                                                      ------        ------
     Total assets                                     $7,793        $7,525
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $13            $-
  Accounts payable                                       627           757
  Payroll and benefits payable                           316           322
  Accrued taxes                                          175           177
  Accrued interest                                        14            15
  Long-term debt due within one year                     422            13
                                                      ------        ------
     Total current liabilities                         1,567         1,284

Long-term debt, less unamortized discount                683           902
Deferred income taxes                                    552           348
Employee benefits                                      2,215         2,245
Deferred credits and other liabilities                   435           441
Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              183           183

STOCKHOLDERS' EQUITY
Preferred stock                                            2             3
Common stockholders' equity                            2,090         2,053
                                                      ------        ------
     Total stockholders' equity                        2,092         2,056
                                                      ------        ------
     Total liabilities and stockholders' equity       $7,793        $7,525
                                                      ======        ======

Selected notes to financial statements appear on pages 67-75.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $118           $10
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary losses                                     -             7
  Depreciation, depletion and amortization               222           228
  Pensions and other postretirement benefits            (234)         (197)
  Deferred income taxes                                  208            72
  Net gains on disposal of assets                        (34)           (9)
  Changes in:
     Current receivables - sold                            -            30
                         - operating turnover            (33)         (208)
     Inventories                                        (113)          (21)
     Current accounts payable and accrued expenses      (138)          170
  All other - net                                          9            76
                                                      ------        ------
     Net cash provided from operating activities           5           158
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (133)         (221)
Disposal of assets                                        17             6
Restricted cash - withdrawals                              3            15
                - deposits                                (2)          (14)
Affiliates - investments                                 (18)          (15)
           - loans and advances                           (8)            -
All other- net                                             4             6
                                                      ------        ------
     Net cash used in investing activities              (137)         (223)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in U. S. Steel Group's portion of USX
 consolidated debt                                       206           146
Specifically attributed debt repayments                   (6)          (11)
Preferred stock repurchased                              (12)            -
Dividends paid                                           (72)          (73)
                                                      ------        ------
     Net cash provided from financing activities         116            62
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (16)           (3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            22             9
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $6            $6
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(68)         $(63)
  Income taxes (paid) refunded, including settlements
   with the Marathon Group                                85            (5)

Selected notes to financial statements appear on pages 67-75.

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

     In March 2000, the Emerging Issues Task Force of the Financial
     Accounting Standards Board (EITF) issued EITF Topic No. D-88, which requires companies to disclose their accounting policy for costs incurred in connection with planned major maintenance activities. For the U. S. Steel Group, such costs primarily are associated with blast furnace relines, which are separately capitalized in property, plant and equipment. Such costs are amortized over their estimated useful life, which is generally the period until the next scheduled reline.

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

3. The U. S. Steel Group's total comprehensive income (loss) was $17 million for the third quarter of 2000, $(25) million for the third quarter of 1999, $115 million for the nine months of 2000 and $8 million for the nine months of 1999.

4. In 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6-3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity; therefore, none reverted back to USX.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


4.   (Continued)

     Republic Technologies International, LLC, an equity method affiliate of USX, recorded in the third quarter of 1999 an extraordinary loss related to the early extinguishment of debt. As a result, the U. S. Steel Group recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.

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

                                                      Third Quarter Ended
                                                          September 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Customer                                            $1,412        $1,376
  Intergroup (a)                                           5             2
  Equity in earnings (losses) of unconsolidated affiliates 6            (3)
  Other                                                    7            12
                                                      ------        ------
     Total revenues                                   $1,430        $1,387
                                                      ======        ======
Segment income                                           $23            $3
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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


5.   (Continued)

                                                       Nine Months Ended
                                                          September 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Customer                                             $4,529        $3,913
  Intergroup (a)                                           13            14
  Equity in earnings (losses) of unconsolidated affiliates 13           (36)
  Other                                                    33            33
                                                       ------        ------
     Total revenues                                    $4,588        $3,924
                                                       ======        ======
Segment income                                           $145           $43
                                                       ======        ======

(a) Intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

          The following schedules reconcile segment revenue and income to amounts reported in the U. S. Steel Group's financial statements:

                                                      Third Quarter Ended
                                                          September 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues of reportable segment                        $1,430        $1,387
Items not allocated to segment - impairment of USS/Kobe
  investment and costs related to formation of Republic    -           (50)
                                                      ------        ------
     Total Group revenues                             $1,430        $1,337
                                                      ======        ======

Income for reportable segment                            $23            $3
Items not allocated to segment:
  Administrative expenses                                 (7)           (4)
  Net pension credits                                     67            46
  Costs related to former business activities            (23)          (21)
  Impairment of USS/Kobe investment and costs related
    to formation of Republic                                -          (50)
                                                       ------        ------
     Total Group income (loss) from operations            $60          $(26)
                                                       ======        ======

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


5.   (Continued)

                                                       Nine Months Ended
                                                          September 30
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues of reportable segment                        $4,588        $3,924
Items not allocated to segment:
  Impairment of USS/Kobe investment and costs related
    to formation of Republic                               -           (50)
  Loss on investment in RTI stock used to satisfy
    indexed debt obligations                               -           (22)
                                                      ------        ------
     Total Group revenues                             $4,588        $3,852
                                                      ======        ======

Income for reportable segment                           $145           $43
Items not allocated to segment:
  Administrative expenses                                (18)          (17)
  Net pension credits                                    199           186
  Costs related to former business activities            (63)          (65)
  Impairment of USS/Kobe investment and costs related
    to formation of Republic                               -           (50)
  Loss on investment in RTI stock used to satisfy
    indexed debt obligations                               -           (22)
                                                      ------        ------
     Total Group income from operations                 $263           $75
                                                      ======        ======

6. In the second quarter of 1999, the U. S. Steel Group recognized a one-time pretax settlement gain of $35 million, related mainly to pension costs of employees who retired under the U. S. Steel Group 1998 voluntary early retirement program. This noncash settlement gain is included in selling, general and administrative expenses.

7. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                   -------------------------
                                                   September 30 December 31
                                                       2000         1999
                                                   ------------ -----------
    Raw materials                                       $187         $101
    Semi-finished products                               391          392
    Finished products                                    218          193
    Supplies and sundry items                             60           57
                                                        ----         ----
      Total                                             $856         $743
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

9. At September 30, 2000, and December 31, 1999, income taxes receivable represents an estimated income tax receivable from the Marathon Group. In addition, included in investments and long-term receivables at September 30, 2000, and December 31, 1999, is $97 million income taxes receivable from the Marathon Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

10. In August 1999, USX and Kobe Steel, Ltd. (Kobe Steel) completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, LLC (Republic). In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns 16% of Republic. USX accounts for its investment in Republic under the equity method of accounting. The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company LLC, is a wholly owned subsidiary of USX.

     Third quarter 2000 income (loss) from affiliates includes $10 million in charges related to USX's share of impairment and restructuring charges of Republic. In addition, third quarter 1999 income (loss) from affiliates includes $50 million in charges related to the impairment of the carrying value of USX's investment in USS/Kobe and costs related to the formation of Republic.

     In the third quarter of 2000, Republic underwent a financial restructuring to improve its liquidity position and to assist in making the semi-annual interest payment on its senior secured notes. As part of this restructuring, Republic received approximately $30 million in loans from certain of its direct and indirect equity partners in exchange for notes of Republic and warrants to purchase Class D common stock of Republic Technologies International, Inc., Republic's majority owner. USX loaned approximately $6 million to Republic as part of this transaction. USX also agreed to certain deferred payment terms into 2002 on up to a maximum of $30 million of obligations relating to an iron ore pellets supply agreement.

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

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2000, and December 31, 1999, accrued liabilities for remediation totaled $115 million and $101 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the nine months of 2000 and for the years 1999 and 1998, such capital expenditures totaled $16 million, $32 million and $49 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $88 million at September 30, 2000. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of September 30, 2000, the largest guarantee for a single affiliate was $60 million.

     The U. S. Steel Group's contract commitments to acquire property, plant and equipment at September 30, 2000, totaled $84 million compared with $83 million at December 31, 1999.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


12. In the fourth quarter 2000, the U. S. Steel Group must adopt several recently issued accounting pronouncements primarily related to the classification of items in the statement of operations. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification. During the third quarter 2000, the EITF issued EITF Consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", which addresses whether certain cost items should be reported as a reduction of revenue or as a component of cost of sales, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers. The adoption of these new pronouncements will have no net effect on the financial position or results of operations of the U. S. Steel Group, although they will require reclassifications of certain amounts in the statement of operations.

13. Definitive agreements have been executed regarding the following transactions, which will be accounted for as business combinations. The transactions are expected to close shortly after the receipt of any required approvals and the clearance of all preclosing conditions.

     On September 29, 2000, final documents were signed for the acquisition by USX of the steel operations and related assets of VSZ a.s. (VSZ). The transaction was approved by VSZ shareholders on October 12, 2000. The transaction must be approved by the Slovak government's anti-monopoly office. These operations are located in Kosice, Slovak Republic and will be known as U. S. Steel Kosice s.r.o. (USSK). An initial cash payment to VSZ of $60 million will be made at closing. An additional payment to VSZ of not less than $25 million and up to $75 million is contingent upon the future performance of USSK. Additionally, $325 million of debt will be issued by USSK to VSZ's lenders prior to closing. The acquisition will be accounted for under the purchase method of accounting.

     Prior to this transaction, USX and VSZ were joint partners in VSZ U.S. Steel s. r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK will include VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS will be accounted for under the purchase method of accounting. Previously, USX had accounted for its investment in VSZUSS under the equity method of accounting.

     In October 2000, Transtar, Inc. (Transtar) announced that it had entered into a Reorganization and Exchange Agreement with its two voting shareholders, USX and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, USX will become sole owner of Transtar and certain of its subsidiaries. Holdings will become owner of the other subsidiaries of Transtar. USX will account for the change in its ownership interest in Transtar under the purchase method of accounting. Previously, USX had accounted for its investment in Transtar under the equity method of accounting.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


13.  (Continued)

     Also in October 2000, USX agreed to purchase the tin mill products business of LTV Corporation (LTV). Terms of this noncash transaction call for USX to assume certain employee-related obligations of LTV. The acquisition will be accounted for under the purchase method of accounting.

     Both the Transtar and the LTV transactions are subject to certain government approvals and clearances. The LTV transaction is also subject to certain third party consents and customary closing conditions.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is engaged in the production, transportation and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development and management; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o., and Republic Technologies International, LLC ("Republic"). Management's Discussion and Analysis should be read in conjunction with the
U. S. Steel Group's Financial Statements and Selected Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 88.

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

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 2000 and 1999 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2000    1999    2000     1999
--------------------------------------------------------------------------------
Revenues of reportable segment                  $1,430  $1,387  $4,588   $3,924
Revenues not allocated to reportable segment         -     (50)      -      (72)
                                                 -----   -----   -----    -----
 Total Revenues                                 $1,430  $1,337  $4,588   $3,852

     Total reportable segment revenues increased by $43 million and $664 million in the third quarter and first nine months of 2000, respectively, compared with the same periods in 1999. The increase in the third quarter reflected higher steel transaction prices and better results from equity affiliates, partially offset by lower steel shipment volumes. For the first nine months, improvement came primarily from higher tubular shipment volumes which had higher average transaction prices.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Income from operations for the U. S. Steel Group for the third quarter and first nine months of 2000 and 1999 is set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2000    1999    2000     1999
-------------------------------------------------------------------------------
Segment income for U. S. Steel operations (a)      $23      $3    $145      $43
Items not allocated to segment:
 Net pension credits                                67      46     199      186
 Administrative expenses                            (7)     (4)    (18)     (17)
 Costs related to former business activities (b)   (23)    (21)    (63)     (65)
 Impairment of USX's investment in USS/Kobe and
  costs related to formation of Republic (c)         -     (50)      -      (50)
 Loss on investment in RTI stock used to satisfy
  indexed debt obligations (d)                       -       -       -      (22)
                                                 -----   -----   -----    -----
  Total Group income from operations               $60    $(26)   $263      $75
                                                 =====   =====   =====    =====
-----

  (a) Includes income from the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; engineering and consulting services; and equity income from joint ventures and partially owned companies, such as USS-POSCO Industries, PRO-TEC Coating Company, Transtar, Inc., Republic Technologies International, LLC and VSZ U. S. Steel, s. r.o. Also includes results of real estate development and management, and financing activities.
  (b) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group.
  (c) For further details, see Note 10 to the U. S. Steel Group Financial Statements.
  (d) For further details, see Note 4 to the U. S. Steel Group Financial Statements.

Segment income for U. S. Steel operations

     Segment income for U. S. Steel operations increased $20 million and $102 million in the third quarter and first nine months of 2000, respectively, compared with the same periods in 1999. The increases in segment income were primarily due to those factors previously mentioned in the revenue discussion. In addition, the third quarter and first nine months of 2000 were negatively impacted by higher natural gas prices. Segment income in the third quarter and first nine months of 2000 included a $10 million charge for USX's share of restructuring and impairment charges at Republic. The first nine months of 2000 included charges totaling $15 million for certain environmental and legal contingencies. The third quarter and first nine months of 2000 were unfavorably impacted by a planned blast furnace outage at Gary Works and the first nine months of 2000 were also negatively impacted by an unplanned blast furnace outage at Fairfield Works. Segment income for the third quarter and first nine months of 1999 included charges of $7 million and $17 million, respectively, for certain environmental and legal accruals. Segment income for 1999 was restated to conform with the current pension allocation methodology; therefore, no pension credit or cost is allocated to the U. S. Steel operations segment.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Item not allocated to segment

     Net pension credits associated with all of U. S. Steel's pension plans are not included in segment income for U. S. Steel operations. These net pension credits, which are primarily noncash, totaled $67 million and $199 million in the third quarter and first nine months of 2000, respectively, compared to $46 million and $186 million in the same periods in 1999. Net pension credits in the first nine months of 1999 included $35 million for a one-time favorable settlement primarily related to the 1998 voluntary early retirement program for salaried employees completed during the second quarter 1999.

     Net interest and other financial costs for the third quarter and first nine months of 2000 and 1999 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2000    1999    2000     1999
-------------------------------------------------------------------------------
Net interest and other financial costs             $27     $20     $75      $48
Less:
  Favorable adjustment to carrying value
     of indexed debt(a)                              -       -       -      (13)
                                                 -----   -----   -----    -----
Net interest and other financial costs
 adjusted to exclude above item                    $27     $20     $75      $61
                                                 =====   =====   =====    =====
-----

(a) For further discussion, see the Exchangeable Notes discussion in Note 4 to the U. S. Steel Group Financial Statements.

     Adjusted net interest and other financial costs increased by $7 million and $14 million in the third quarter and first nine months of 2000, respectively, as compared with the same periods in 1999. These increases were primarily due to higher debt levels.

     The provision for estimated income taxes in the third quarter and first nine months of 2000 increased compared to the same periods in 1999 due to an increase in income before income taxes.

     The extraordinary loss on extinguishment of debt of $2 million (net of $1 million income tax benefit) in the third quarter of 1999 was USX's share of Republic's extraordinary loss related to the early extinguishment of debt. The $7 million for the first nine months included this charge and a $5 million loss (net of $3 million income tax benefit) resulting from the satisfaction of the indexed debt. For further discussion, see Note 4 to the U. S. Steel Group Financial Statements.

     Net income increased $50 million and $108 million in the third quarter and first nine months of 2000, respectively, compared to the same periods in 1999, primarily reflecting the factors discussed above.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Operating Statistics
--------------------
     Third quarter 2000 steel shipments of 2.6 million tons decreased 10% from the same period in 1999 and steel shipments of 8.4 million tons in the first nine months of 2000 increased 9% from the same period in 1999. Raw steel production in the third quarter of 2000 of 2.8 million tons was down 10% compared to the same period in 1999. Raw steel production in the first nine months of 2000 of 8.9 million tons was comparable to the same period in 1999. Raw steel capability utilization in the third quarter of 2000 averaged 85.5%, compared to 94.9% in the same period in 1999. Raw steel capability utilization in the first nine months of 2000 averaged 93.3%, compared to 93.0% in the same period in 1999. Steel shipments, raw steel production and raw steel capability utilization in the third quarter and first nine months of 2000 were negatively impacted by a planned blast furnace outage at Gary Works, with this blast furnace expected to be idled for the remainder of the year because of business conditions, and, for the first nine months, by the blast furnace outage at Fairfield Works in the second quarter.

Cash Flows
----------
     Net cash provided from operating activities in the first nine months of 2000 was $5 million, compared with $158 million in the same period in 1999. The decrease of $153 million reflected unfavorable working capital changes, partially offset by improved net income and an income tax settlement with the Marathon Group in accordance with the group tax allocation policy.

     Capital expenditures in the first nine months of 2000 were $133 million, compared with $221 million in the same period in 1999. Capital expenditures are expected to approximate $200 million for the year 2000.

     Contract commitments for capital expenditures at September 30, 2000, totaled $84 million, compared with $83 million at December 31, 1999. The September 30, 2000 commitment includes approximately half of the $90 million purchase price for the Gary No. 2 Slab Caster which is expected to be purchased upon lease expirations in the second and third quarters of 2001. The commitment for the remaining purchase price was made in October 2000.

     The above discussion includes a forward-looking statement concerning capital expenditures for the year 2000. This statement is based on assumptions as to completion of capital projects and estimated spending levels. In the event any of these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

     Financial obligations increased $200 million in the first nine months of 2000. The increase in financial obligations resulted from capital expenditures and dividend payments exceeding cash from operating activities. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

     USX has been notified that it is a potential responsible party ("PRP") at 27 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 2000. In addition, there are 13 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 30 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

     In 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM"), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances and oil into the Grand Calumet River, Indiana Harbor Canal and Indiana Harbor near Gary Works. USX was identified as a PRP along with 15 other companies owning property along the river, harbor canal and harbor. The public trustees have completed a preassessment screen pursuant to federal regulations and are performing a Natural Resource Damage Assessment. USX is cooperating with eight other PRP's in a joint defense group which is currently engaged in settlement discussions with the public trustees and EPA.

     In February 1999, the United States Department of Justice and EPA issued a letter demanding a cash payment of approximately $4 million to resolve a Finding of Violation issued in 1997 alleging improper sampling of benzene waste streams at Gary Works. On September 18, 2000, a Consent Decree was entered with the United States District Court which settled the alleged violation of the benzene National Emissions Standards for Hazardous Air Pollutants. U. S. Steel agreed to pay a civil penalty of $587,000 and to complete a Supplemental Environmental Project removing polychlorinated biphenyl transformers at a cost of approximately $2.2 million. Payment of the civil penalty was made on October 13, 2000.

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

Outlook
-------
     U. S. Steel's order book and prices have softened due to continued high import volumes, which, through the first eight months of 2000, exceeded record-year 1998 levels for the same period, a draw down of inventories by spot purchasers and increasing evidence that the growth in the domestic economy is slowing. These factors are expected to continue to dampen our business through the fourth quarter with shipments for the fourth quarter of 2000 projected to be somewhat below third quarter levels. High natural gas prices, which unfavorably affected the first nine months of 2000, are expected to persist for some time. Due to our reduced order book, the blast furnace idled at Gary Works in July for a planned 10-day outage is now expected to remain down through year end. In addition, one of five agglomerator lines at Minntac taconite mining operations in Minnesota will be idled on November 3, 2000, and is expected to remain down through year end.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     U. S. Steel's income from operations includes net pension credits, which are primarily noncash, associated with all of U. S. Steel's pension plans. Net pension credits are expected to be approximately $265 million in 2000. At the end of 2000, U. S. Steel's main pension plans' transition asset will be fully amortized, decreasing the pension credit by $69 million annually in future years for this component. In addition, for the year 2001, changes in plan assets based on market performance, if unfavorable, and pending business combinations are expected to further reduce net pension credits which are currently projected to be in the range of $140 million to $165 million. The above includes forward-looking statements concerning net pension credits which can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of a discount rate and rate of return on plan assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected.

     USX owns a 16 percent equity method investment in Republic (through USX's ownership in Republic Technologies International Holdings, LLC ("Republic Holdings"), which is the sole owner of Republic). In the third quarter of 2000, Republic announced that it had completed a financial restructuring to improve its liquidity position. Republic raised approximately $30 million in loans from certain of its direct and indirect equity partners in exchange for notes of Republic and warrants to purchase Class D common stock of Republic Technologies International, Inc., Republic's majority owner. USX's portion was approximately $6 million. USX also agreed to certain deferred payment terms into the year 2002, up to a maximum of $30 million, with regard to Republic's obligations relating to iron ore pellets supplied to Republic. In its Form 10-Q for the period ended September 30, 2000, which was filed with the SEC on October 31, 2000, Republic Holdings stated that "Notwithstanding these efforts, [Republic] may need to obtain additional financing to meet its cash flow requirements, including financing from the sale of additional debt or equity securities." Republic Holdings also stated, "As a result of the factors mentioned above, [Republic] is highly leveraged and could be considered a risky investment."

     At September 30, 2000, USX's financial exposure to Republic totaled approximately $107 million, consisting of its equity investment in Republic, unsecured notes receivable, unsecured trade accounts receivable and contingent liabilities on USX obligations assumed by Republic.

     In March 2000, U. S. Steel announced it had reached a tentative agreement to acquire ownership of the steel operations and related assets of VSZ a.s. ("VSZ"). These operations are located in Kosice, Slovak Republic and will be known as U. S. Steel Kosice s.r.o. ("USSK"). VSZ has an annual capacity of 4 million tons of raw steel production. An initial cash payment to VSZ of $60 million will be made at closing. Additional payments to VSZ of not less that $25 million and up to $75 million are contingent upon the future performance of USSK. Additionally, USSK will issue $325 million of debt to VSZ lenders and will reimburse VSZ for paying $15 million in past taxes. Also, USSK has agreed to spend $700 million in capital improvements over the next ten years. Final transaction documents were signed on September 29 and shareholders gave their final approval at a meeting held on October 12. The transaction is expected to close in November 2000. USX owns approximately 25% of the shares of VSZ.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     In early October 2000, U. S. Steel announced an agreement with LTV Corporation ("LTV") to purchase LTV's tin mill products business, including its Indiana Harbor, Indiana tin operations. Terms of this noncash transaction call for U. S. Steel to assume certain employee-related obligations of LTV. U. S. Steel intends to operate these facilities as an ongoing business and tin mill employees at Indiana Harbor will become U. S. Steel employees. U. S. Steel and LTV also entered into 5-year agreements for LTV to supply U. S. Steel with pickled hot bands and for U. S. Steel to provide LTV with processing of cold rolled steel. The purchase is expected to become effective around year end.

     Transtar recently announced it has entered into a Reorganization and Exchange Agreement with its two voting shareholders, Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P., and USX Corporation. As a result of this transaction, USX would become the sole owner of Transtar and certain of its subsidiaries, namely, the Birmingham Southern Railroad Company; the Elgin, Joliet and Eastern Railway Company; the Lake Terminal Railroad Company; the McKeesport Connecting Railroad Company; the Mobile River Terminal Company, Inc.; the Union Railroad Company; the Warrior & Gulf Navigation Company; and Tracks Traffic and Management Services, Inc. and their subsidiaries. Holdings would become the owner of the other subsidiaries.

     The above discussion includes forward-looking statements concerning shipments and prices and the completion of the VSZ, LTV and Transtar transactions. Projected shipments and prices are based on assumptions as to import levels, purchaser inventory levels and U.S. economic performance. One factor among others that could affect the VSZ acquisition is final approval by the anti-monopoly office of the Slovak Republic. The completion of the LTV acquisition may be affected by factors such as receipt of government approvals, consent of third parties, and satisfaction of customary closing conditions. The completion of the Transtar reorganization and exchange could be affected by a number of factors, such as approval by the Surface and Transportation Board, antitrust clearances and satisfaction of customary closing conditions. In the event any of these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

     Steel imports to the United States accounted for an estimated 28%, 26% and 30% of the domestic steel market in the first eight months of 2000, and for the years 1999 and 1998, respectively. Steel imports of hot-rolled sheet and pipe increased 58% and 45%, respectively, in the first eight months of 2000, compared to the same period in 1999.

     On June 30, 1999, U. S. Steel joined with four other producers and the USWA to file trade cases against five countries (the Czech Republic, Japan, Mexico, Romania, and South Africa) concerning imports of large and small diameter seamless carbon and alloy standard, line, and pressure pipe. In each of these cases the Department of Commerce ("Commerce") found that dumping had occurred, and on June 9, 2000 and July 13, 2000, the International Trade Commission ("ITC") determined that the domestic industry is being materially injured or threatened with material injury by the dumping in question. Commerce issued antidumping ("AD") orders in all of the cases.

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

     On September 1, 1999, Commerce and the ITC published public notices announcing the initiation of the mandatory five-year "sunset" reviews of AD and countervailing duty ("CVD") orders issued as a result of the cold-rolled, corrosion-resistant, and cut-to-length plate cases filed by the domestic industry in 1992 and earlier. Under the "sunset" review procedure, an order must be discontinued after five years unless Commerce and the ITC determine that dumping or a countervailable subsidy is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. In all 34 of the cases, Commerce issued determinations that, if the CVD or AD orders were to be revoked, further dumping or subsidization would occur. On
November 2, 2000, the ITC determined that the orders should be continued in place in all of the cases concerning corrosion-resistant steel and all of the cases concerning cut-to-length plate, except cut-to-length plate from Canada.
It decided that all of the orders on cold-rolled product should be discontinued.

     On July 3, 2000, Commerce and the ITC published public notices announcing the initiation of the mandatory five-year "sunset" reviews of AD orders issued in 1995 against seamless pipe from Argentina, Brazil, Germany and Italy and oil country tubular goods ("OCTG") from Argentina, Italy, Japan, Mexico and South Korea. The reviews also encompass the 1995 CVD orders against the same two products from Italy. Of the 11 orders, 8 are the subject of expedited review at Commerce because there was no response, inadequate response, or waiver of participation by the respondent parties. Therefore, at Commerce, only three of the orders (AD: OCTG from Mexico; and CVD: OCTG and seamless pipe from Italy) are the subject of a full review. The ITC is conducting full reviews of all the cases, despite the fact that responses by some of the respondent countries were inadequate.

     On October 28, 1999, Weirton Steel, along with the USWA and the Independent Steelworkers Union ("ISU"), filed a trade case against tin- and chromium-coated steel sheet imports from Japan. On June 20, 2000 Commerce announced final AD margins and on August 2, 2000, the ITC determined that the domestic industry is being materially injured or threatened with material injury by the dumping in question. Commerce issued an AD order against Japan effective August 28, 2000.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on income before income taxes of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of September 30, 2000, are provided in the following table(a):

                                        Incremental Decrease in
                                       Income Before Income Taxes
                                        Assuming a Hypothetical
                                            Price Change of:

(Dollars in millions)                         10%       25%
-------------------------------------------------------------------------------
Derivative Commodity Instruments
U. S. Steel Group
  Zinc
   Other than trading                         $.2       $.4           (b)
  Tin
   Other than trading                          .1        .2           (b)

 (a) Gains and losses on derivative commodity instruments used for other than trading activities are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental decrease in income before income taxes of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 2000. Management evaluates the portfolios of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to September 30, 2000, will cause future income before income tax effects to differ from those presented in the table.
 (b)  Price decrease.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in September 30, 2000, interest rates on the fair value of the U.S. Steel Group's specifically attributed non-derivative financial instruments and the U. S. Steel Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
--------------------------------------------------------------------------------
As of September 30, 2000

                                                              Incremental
                                                              Increase in
Non-Derivative                             Carrying     Fair    Fair
Financial Instruments(a)                     Value      Value   Value(b)
-------------------------------------------------------------------------------
Financial assets:
  Investments and
    long-term receivables                       $59       $59        $-
------------------------------------------------------------------------------
Financial liabilities:
  Long-term debt (c)(d)                      $1,017    $1,047       $30
  Preferred stock of
    subsidiary                                   66        64         6
  USX obligated mandatorily redeemable convertible
    preferred securities of a subsidiary trust  183       129        11
                                              -----     -----     -----
        Total liabilities                    $1,266    $1,240       $47
------------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at September 30, 2000, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at September 30, 2000.
(c) Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of September 30, 2000, the U. S. Steel Group had no material exposure to foreign currency exchange rate risk.

Equity Price Risk
-----------------
     As of September 30, 2000, the U. S. Steel Group had no material exposure to equity price risk.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2000    1999    2000     1999
--------------------------------------------------------------------------------
REVENUES                                        $1,430  $1,337  $4,588   $3,852

INCOME (LOSS) FROM OPERATIONS

 U. S. Steel operations (a) (b) (c)                $23      $3    $145      $43
 Items not allocated to segment:
   Net Pension Credits (c)                          67      46     199      186
   Administrative Expenses                          (7)     (4)    (18)     (17)
   Cost related to former business activities (d)  (23)    (21)    (63)     (65)
   Impairment of USX's investment in USS/Kobe
     and costs related to the formation of
     Republic (e)                                    -     (50)      -      (50)
   Loss on settlement of indexed debt with
     RTI International Metals, Inc. Stock            -       -       -      (22)
                                                  ----    ----    ----     ----
Total U. S. Steel Group                             60     (26)    263       75

CAPITAL EXPENDITURES                               $36     $68    $133     $221

OPERATING STATISTICS

 Average steel price per ton                      $454    $405    $448     $421
 Steel Shipments (f)                             2,557   2,835   8,441    7,764
 Raw Steel-Production (f)                        2,752   3,061   8,938    8,901
 Raw Steel-Capability Utilization (g)            85.5%   94.9%   93.3%    93.0%
 Iron ore shipments (f)                          4,770   4,706  11,455   10,892

----------

 (a)  Results in the third quarter and first nine months of 2000 included
      $10 million for USX's share of Republic's special charges. Results in the first nine months of 2000 included charges totaling $15 million for certain environmental and legal accruals. Results in the third quarter and first nine months of 1999 included charges of $7 million and $17 million, respectively, for certain legal and environmental accruals.
 (b) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; engineering and consulting services; and equity income from joint ventures and partially owned companies, such as USS-POSCO Industries, PRO-TEC Coating Company, Transtar, Inc., Republic Technologies International, LLC and VSZ U. S. Steel, s. r.o. Also includes results of real estate development and management, and financing activities.
 (c) Effective January 1, 2000, USX changed its methodology for allocating the pension credit or cost associated with its principal pension plans for internal business performance reporting purposes.
      Since future contributions to these plans are expected to be minimal due to their overfunded position, no pension credit or cost is allocated to current business activities. Accordingly, no pension credit or cost has been allocated to the U. S. Steel operations segment. Prior years' segment profit or loss has been restated to conform with the current allocation methodology. Net pension credits for 1999 periods include $35 million for a pension settlement gain primarily related to the early retirement program completed during the second quarter 1999.
 (d) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.
 (e) For additional information on the impairment, see Note 10 to the U. S. Steel Group Financial Statements.
 (f)  Thousands of net tons.
 (g) Based on annual raw steel production capability of 12.8 million tons.

Part II - Other Information
----------------------------

Item 1. LEGAL PROCEEDINGS

Marathon Group

Environmental Proceedings

     MAP has responded to information requests from the EPA regarding New Source Review ("NSR") compliance at its Garyville and Texas City refineries. In addition, the scope of the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries included NSR compliance. NSR requires new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The current EPA initiative appears to target many items that the industry has historically considered routine repair, replacement and maintenance or other activity exempted from the NSR requirements. MAP is engaged in ongoing discussions with the EPA on these issues.

     While MAP has not been notified of any formal findings or violations resulting from either the information requests or inspections regarding NSR compliance; MAP has been informed during discussions with the EPA of potential non-compliance concerns of the EPA based on these inspections and other information identified by the EPA. Currently, discussions with the EPA have been of a general and technical nature without any commitment to specific control technologies, implementation schedules or possible penalties. It is possible that a framework for resolution of these issues could be reached as early as the fourth quarter of this year and that any resolution may include other pending matters such as those arising from the EPA's 1998 multi-media inspections.

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

FTC Investigation

     On June 27, 2000, the Federal Trade Commission ("FTC") issued a subpoena to MAP as part of an investigation to determine whether firms engaged in the production, transportation, distribution, marketing or sale of petroleum products have engaged in any unfair methods of competition in the Midwest in violation of Section 5 of the Federal Trade Commission Act. MAP has responded to the subpoena and is cooperating with the investigation. On June 29, 2000, MAP received a demand for information from the Wisconsin Attorney General which is substantially similar to the FTC subpoena. MAP has responded to the request and certain other informal requests for information.

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


Manteo

      On July 18, 1997, the United States Court of Federal Claims, Case No. 92-331C, entered a judgment in the amount of $78 million in favor of Marathon Oil Company and against the United States of America. The U. S. government was effectively ordered to return lease bonuses that Marathon paid in 1981 for interest in five oil and gas leases offshore North Carolina. The lawsuit filed in May 1992 alleged, inter alia, that the federal government breached the leases through passage of legislation which imposed additional conditions and a moratorium on the company's rights to explore, develop, and produce hydrocarbons from the leases. The Department of Justice appealed the trial court's decision to the U. S. Court of Appeals for the Federal Circuit which reversed the trial court. During the fourth quarter of 1999, Marathon's request for Writ of Certiorari to the U.S. Supreme Court was granted. On June 26, 2000, the United States Supreme Court reversed and remanded the case to the U. S. Court of Appeals for the Federal Circuit for further action.

----------------------------

Item 1. LEGAL PROCEEDINGS (continued)

U. S. Steel Group

Environnmental Proceedings

Gary Works

     In 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances and oil into the Grand Calumet River, Indiana Harbor Canal and Indiana Harbor near Gary Works. USX was identified as a PRP along with 15 other companies owning property along the river, harbor canal and harbor. The public trustees have completed a preassessment screen pursuant to federal regulations and are performing a Natural Resource Damage Assessment. USX is cooperating with eight (8) other PRPs in a joint defense group which is currently engaged in settlement discussions with the public trustees and EPA.

     In February 1999, the United States Department Of Justice and EPA issued a letter demanding a cash payment of approximately $4 million to resolve a Finding of Violation issued in 1997 alleging improper sampling of benzene waste streams at Gary Works. On September 18, 2000, a Consent Decree was entered with the United States District Court which settled the alleged violation of the benzene National Emissions Standards for Hazardous Air Pollutants. U. S. Steel agreed to pay a civil penalty of $587,000 and to complete a Supplemental Environmental Project removing transformers containing polychlorinated biphenyl at a cost of approximately $2.2 million. Payment of the civil penalty was made on October 13, 2000.

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

                                                        (In millions)
                                                -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 2000    1999    2000     1999
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $9,288  $6,483 $26,142  $16,805
Income from operations                             741     566   2,140    1,389
Net income                                         107     221     724      475


                                                         (In millions)
                                                    -----------------------
                                                   September 30 December 31
                                                       2000         1999
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $7,031        $6,077
Noncurrent assets                                     11,568        11,489
                                                      ------        ------
Total assets                                         $18,599       $17,566
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $3,912        $3,320
Noncurrent liabilities                                 8,799         9,250
Preferred stock of subsidiary                             10            10
Minority interest in consolidated subsidiary           1,922         1,753
Stockholder's equity                                   3,956         3,233
                                                     -------       -------
Total liabilities and stockholder's equity           $18,599       $17,566
                                                     =======       =======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          12.1 Computation of Ratio of Earnings to
               Combined Fixed Charges and Preferred
               Stock Dividends

          12.2 Computation of Ratio of Earnings to Fixed Charges

          27.  Financial Data Schedule


   (b)    REPORTS ON FORM 8-K

          Form 8-K dated July 25, 2000, reporting under Item 5. Other Events, that the Board of Directors declared a dividend of 25 cents per share on USX-US Steel Group Common Stock.

          Form 8-K dated July 25, 2000, reporting under Item 5. Other Events, that the Board of Directors declared a dividend of 23 cents per share on USX-Marathon Group Common Stock, an increase of 2 cents per share. USX also announced the Board of Directors authorized the spending of up to $450 million to repurchase shares of its USX-Marathon Group Common Stock.

          Form 8-K dated October 19, 2000, reporting under Item 5. Other Events and Regulation FD Disclosure, that the Marathon Group Earnings Release reported that Marathon has signed a definitive agreement with Shell to transfer its 37.5 percent interest in Sakhalin Energy Investment Company Ltd. The increased likelihood of closing this transaction triggered a one-time, noncash deferred tax charge of $235 million in the third quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      USX CORPORATION


      By /s/ Larry G. Schultz
         --------------------
          Larry G. Schultz
          Vice President -
             Accounting

November 2, 2000