Form 10-K
period 2000-12-31
USX CORP
filed 2001-03-12
CIK 101778

                                   FORM 10-K                                2000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000
                                      OR
   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________________ to __________________

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

========================================================================================================
                                          Title of Each Class
--------------------------------------------------------------------------------------------------------
USX-Marathon Group                              8-3/4% Cumulative Monthly Income Preferred Shares,
   Common Stock, par value $1.00                  Series A (Liquidation Preference $25 per share)**/(a)/
USX-U. S. Steel Group                           6.75% Convertible Quarterly Income Preferred
   Common Stock, par value $1.00                  Securities (Initial Liquidation Amount $50 per
6.50% Cumulative Convertible Preferred            Security)***/(a)/
   (Liquidation Preference $50.00 per share)    7% Guaranteed Notes Due 2002 of Marathon Oil
                                                  Company/(a)/
========================================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  X   No ___
                                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of Common Stock held by non-affiliates as of January 31, 2001: $10 billion. The amount shown is based on the closing prices of the registrant's Common Stocks on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 308,269,864 shares of USX-Marathon Group Common Stock and 88,767,023 shares of USX-U. S. Steel Group Common Stock outstanding as of January 31, 2001.

Documents Incorporated By Reference:
  Proxy Statement dated March 12, 2001 is incorporated in Part III. Proxy Statement dated March 9, 1998 is incorporated in Part IV.

_______________
   * These securities are listed on the New York Stock Exchange. In addition, the Common Stocks are listed on The Chicago Stock Exchange and the Pacific Exchange.
  **  Issued by USX Capital LLC.
 ***  Issued by USX Capital Trust I.
/(a)/ Obligations of Marathon Oil Company, USX Capital LLC and USX Capital Trust
      I, all wholly owned subsidiaries of the registrant, have been guaranteed by the registrant.

                                     INDEX

PART I
           NOTE ON PRESENTATION........................................     2

  Item 1.  BUSINESS
             USX CORPORATION...........................................     3
             MARATHON GROUP............................................     5
             U.S. STEEL GROUP..........................................    27
  Item 2.  PROPERTIES..................................................    38
  Item 3.  LEGAL PROCEEDINGS
             MARATHON GROUP............................................    38
             U.S. STEEL GROUP..........................................    41
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    46

PART II
  Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.......................................    47
  Item 6.  SELECTED FINANCIAL DATA
             USX CONSOLIDATED..........................................    49
             MARATHON GROUP............................................    51
             U. S. STEEL GROUP.........................................    52
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
             USX CONSOLIDATED..........................................  U-39
             MARATHON GROUP............................................  M-25
             U. S. STEEL GROUP.........................................  S-25
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             USX CONSOLIDATED..........................................  U-60
             MARATHON GROUP............................................  M-37
             U. S. STEEL GROUP.........................................  S-38
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             USX CONSOLIDATED..........................................   U-1
             MARATHON GROUP............................................   M-1
             U. S. STEEL GROUP.........................................   S-1
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.......................    53

PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    54
  Item 11. MANAGEMENT REMUNERATION.....................................    55
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT............................................    55
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    55

PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K...............................................    56

SIGNATURE..............................................................    60

GLOSSARY OF CERTAIN DEFINED TERMS......................................    61

SUPPLEMENTARY DATA

  SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY.............    63
  DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS.........................    64

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

         For a Glossary of Certain Defined Terms used in this document, see page 61.

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

Groups

         For consolidated reporting purposes, USX consists of the Marathon Group and the U. S. Steel Group. The businesses of the Marathon Group and the U. S. Steel Group, are as follows:

         . The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX, which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum LLC ("MAP"), owned 62 percent by Marathon; and other energy related businesses. Marathon Group revenues as a percentage of total USX consolidated revenues were 85 percent in 2000, 81 percent in 1999 and 77 percent in 1998.

         . The U. S. Steel Group is engaged in the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially-owned companies, such as USS-POSCO Industries, PRO-TEC Coating Company, Transtar, Inc., Clairton 1314B Partnership, and Republic Technologies International, LLC. On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o., which held the steel and related assets of VSZ a.s., headquartered in the Slovak Republic.
              U. S. Steel Group revenues as a percentage of total USX consolidated revenues were 15 percent in 2000, 19 percent in 1999 and 23 percent in 1998.

         On November 30, 2000, USX announced that the board of directors authorized management to retain financial, tax and legal advisors to perform an in-depth study of the corporation's targeted stock structure and all alternative structures which may be in the best interest of all USX shareholders. This study is ongoing and will take several months to complete. The advisors will report their findings and recommendations to the USX board of directors, who will review them to determine what actions to take.

         A three-year summary of financial highlights for the groups is provided below.

                                   Revenues              Income                              Assets
                                      and                 from               Net               at            Capital
         (Millions)              Other Income/(a)/    Operations/(b)/    Income (Loss)       Year-End    Expenditures
         ------------------------------------------------------------------------------------------------------------
         Marathon Group
           2000                     $ 33,859            $   1,648           $   432         $  15,232       $  1,425
           1999                       23,707                1,713               654            15,674          1,378
           1998                       21,623                  938               310            14,544          1,270

         U. S. Steel Group
           2000                        6,132                  104               (21)            8,711            244
           1999                        5,470                  150                44             7,525            287
           1998                        6,477                  579               364             6,749            310

         Eliminations
           2000                          (77)                   -                 -              (542)             -
           1999                          (58)                   -                 -              (268)             -
           1998                          (23)                   -                 -              (160)             -

         Total USX Corporation
           2000                    $  39,914            $   1,752            $  411           $23,401       $  1,669
           1999                       29,119                1,863               698            22,931          1,665
           1998                       28,077                1,517               674            21,133          1,580
         ------------------------------------------------------------------------------------------------------------

         /(a)/ Consists of revenues, dividend and investee income (loss), gain on ownership change in MAP, net gains (losses) on disposal of assets, and other income.

         /(b)/ Includes the following favorable (unfavorable) amounts:
               adjustments to the inventory market valuation reserve for the Marathon Group of $551 million and ($267) million in 1999 and 1998, respectively; and gain on ownership change in MAP of $12 million in 2000, $17 million in 1999 and $245 million in 1998.

         For additional financial information about the Groups, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
8. Group and Segment Information" on page U-13.

         The total number of active USX Headquarters employees not assigned to a specific group at year-end 2000 was 235.

         A narrative description of the primary businesses of the Marathon Group and the U. S. Steel Group is provided below.

MARATHON GROUP

         The Marathon Group is comprised of Marathon Oil Company and certain other subsidiaries of USX which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum LLC ("MAP"), owned 62 percent by Marathon Oil Company; and other energy related businesses. Marathon Group revenues as a percentage of total USX consolidated revenues were 85 percent in 2000, 81 percent in 1999 and 77 percent in 1998.

         The following table summarizes Marathon Group revenues for each of the last three years:

         Revenues and Other Income

         (Millions)                                                 2000        1999           1998
         ---------------------------------------------------------------------------------------------
         Revenues by product/(a)/:
            Refined products..................................   $ 22,514     $  15,181      $ 12,852
            Merchandise.......................................      2,441         2,194         1,941
            Liquid hydrocarbons...............................      6,856         4,587         5,023
            Natural gas.......................................      2,518         1,429         1,187
            Transportation and other products.................        158           199           271
         Gain on ownership change in MAP/(b)/.................         12            17           245
         Other/(c)/...........................................       (640)          100           104
                                                                 ---------    ---------      --------
            Total revenues and other income...................   $ 33,859     $  23,707      $ 21,623
         ---------------------------------------------------------------------------------------------

         /(a)/ Reclassified to conform to 2000 classifications.
         /(b)/ See Note 5 to the Marathon Group Financial Statements for a
               discussion of the gain on ownership change in MAP.
         /(c)/ Includes dividend and investee income, net gains (losses) on disposal of assets and other income.

         For additional financial information about USX's operating segments, see "Financial Statements and Supplementary Data - Notes to USX Consolidated Financial Statements - 8, Group and Segment Information" on page U-13.

Exploration and Production

Oil and Natural Gas Exploration and Development

         Marathon is currently conducting exploration and development activities in 11 countries. Principal exploration activities are in the United States, United Kingdom, Angola, Canada, Denmark, Ireland, the Netherlands and Norway. Principal development activities are in the United States, United Kingdom, Canada, Gabon, Ireland, the Netherlands and Norway. Marathon is also pursuing opportunities in North and West Africa, the Middle East and Southeast Asia.

       The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share as the context requires):

Net Productive and Dry Wells Completed/(a)/

                                                 2000              1999             1998
-----------------------------------------------------------------------------------------
United States
   Development/(b)/  - Oil                         23                11               28
                     - Gas                        109                54               58
                     - Dry                          2                 1                2
                                                 ----              ----             ----
                     Total                        134                66               88

   Exploratory       - Oil                          2                 5                7
                     - Gas                          6                 9                5
                     - Dry                          5                13                8
                                                 ----              ----             ----
                     Total                         13                27               20
                                                 ----              ----             ----
                     Total United States          147                93              108

International/(c)/
   Development/(b)/  - Oil                         12                42                7
                     - Gas                        111                55                7
                     - Dry                          5                11                2
                                                 ----              ----             ----
                     Total                        128               108               16

   Exploratory       - Oil                          4                 2                5
                     - Gas                         26                14                4
                     - Dry                         14                16               15
                                                 ----              ----             ----
                     Total                         44                32               24
                                                 ----              ----             ----
                     Total International          172               140               40
                                                 ----              ----             ----

                     Total Worldwide              320               233              148
-----------------------------------------------------------------------------------------

/(a)/ Includes the number of wells completed during the year regardless of the year in which drilling was initiated. A dry well is a well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion. A productive well is a well that is not a dry well.
/(b)/ Indicates wells drilled in the proved area of an oil or gas reservoir. /(c)/ Includes Marathon's equity interest in CLAM Petroleum B.V. ("CLAM") and
      Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy").

United States

       In the United States during 2000, Marathon drilled 24 gross (12 net) wildcat and delineation ("exploratory") wells of which 14 gross (8 net) wells encountered hydrocarbons. Of these 14 wells, 1 gross (1 net) well was temporarily suspended, and will be reported in the Net Productive and Dry Wells Completed table when completed. Principal domestic exploratory and development activities were in the U.S. Gulf of Mexico and the states of Alaska, Louisiana, New Mexico, Oklahoma, Texas and Wyoming.

       Exploration expenditures during the three-year period ended December 31, 2000, totaled $519 million in the United States, of which $161 million was incurred in 2000. Development expenditures during the three-year period ended December 31, 2000, totaled $951 million in the United States, of which $288 million was incurred in 2000.

         On December 22, 2000, Marathon announced its plans to acquire Pennaco Energy, Inc. ("Pennaco"). Pennaco is a coal bed methane gas producer in the Powder River Basin, located in northern Wyoming and southern Montana. This acquisition will enhance Marathon's presence in a core area, the North American gas market, and will provide an opportunity for possible new reserves to be developed. The tender offer expired on February 5, 2001 at 12:00 midnight, Eastern time. Marathon acquired approximately 17.6 million shares of Pennaco common stock which were validly tendered and not withdrawn in the offer, representing approximately 87 percent of the outstanding Pennaco shares.

         Marathon plans to acquire the remaining Pennaco shares through a merger in which each share of Pennaco common stock, not purchased in the offer and not held by stockholders who have properly exercised dissenters rights under Delaware law, will be converted into the right to receive the tender offer price in cash, without interest.

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

         The Camden Hills field is located in the deepwater Gulf on Mississippi Canyon Block 348 in approximately 7,200 feet of water. The field, operated by Marathon with a 50.03 percent working interest, was discovered in August 1999 and confirmed by a subsequent well in January 2000. Development is being achieved with the sharing of infrastructure that will service two other fields in the area. The Canyon Express natural gas gathering system will link three gas fields, including Camden Hills, to a host processing platform named Canyon Station. Marathon personnel are engaged in several teams responsible for the design and implementation of Canyon Express as well as the completion of the subsea wells. The first production is scheduled for mid-2002.

         In July 2000, production commenced from the Viosca Knoll Block 786 ("Petronius") development in the deepwater Gulf. Proved reserves are estimated to be approximately 57 million gross barrels of oil equivalent ("BOE"). Marathon holds a 50 percent working interest in this project.

         In 2001, Marathon plans to drill six deepwater exploratory wells. To support the drilling of deepwater prospects, Marathon, along with two other parties, began a five-year commitment in 1999 on the Noble Amos Runner, a drilling rig capable of drilling in water depths up to 6,600 feet. Additionally, in the second quarter of 2001, Marathon expects to take receipt of the Transocean-Sedco-Forex Cajun Express, a drilling rig capable of drilling in water depths up to 8,500 feet. Marathon has an eighteen month commitment to utilize this rig.

         Alaska - After being placed in service during the second quarter of 2000, the Marathon-owned Glacier drilling rig was used to drill and complete four development wells and perform two workovers. Marathon's strong Cook Inlet lease position facilitates an aggressive 2001 drilling program to further its competitive position in the local gas market, as well as extending the ongoing liquefied natural gas ("LNG") export project. Marathon and a co-venturer have extended their LNG contract with the Japanese buyers from 2004 to 2009. This extension represents a total sales commitment of 125 billion cubic feet ("bcf") over a five year term commencing in 2004. Additionally, a prior gas discovery at Wolf Lake is expected to be developed in 2001.

         Louisiana - In North Louisiana, Marathon continued an active development program in the Haynesville, Cotton Valley and Logansport fields in 2000. These development programs will continue in 2001 with a total of 12 wells planned.

         New Mexico - Marathon's New Mexico gas production continued with successful development activity in the Indian Basin field. In 2000, seven development wells were completed in this field and Marathon's Indian Basin gas plant was further expanded to a capacity of 300 million cubic feet per day ("mmcfd"). Of particular importance were three Upper Penn development wells in the eastern area of the Indian Basin field, which added 30 gross mmcfd. On the strength of these projects, record gross production of 160 mmcfd was reached by year-end from Marathon-operated wells. In 2001, eleven new well completions are planned, seven of which will be in the prospective east Indian Basin area.

         Oklahoma - Marathon continued exploration in the Granite Wash play of the Southern Anadarko Basin with four successful exploration wells drilled in 2000. Utilizing approximately 1,000 square miles of 3-D seismic data, Marathon plans to drill six exploratory wells along the Granite Wash play in 2001.

         With Marathon's active development drilling following its 1998 Granite Wash formation discovery, 19 wells were drilled in 2000 increasing production by 86 percent. Marathon's current net production now exceeds 26 mmcfd and 1,400 barrels of liquid hydrocarbons per day ("bpd"). In 2001, 18 additional development wells are planned in the Granite Wash formation.

         Development drilling in the Carter Knox field included nine wells on properties acquired in 2000. As a result, Marathon's production from acquired properties increased from 13 to 46 net mmcfd. Production from the acquired properties is nearly double expectations with well production fifteen percent better than that of offset operators. Marathon's total net production from Carter Knox increased 47 percent over the average 1999 total annual rate. In 2001, 14 development wells are planned for the Carter Knox field.

         Marathon's deep drilling activity in the Cement field, one of Oklahoma's oldest fields, increased Marathon's field production 60 percent in 2000. With six successful wells (all with depths of 14,000 feet or greater), Marathon's production now exceeds 15 net mmcfd. In 2001, four development wells and four exploratory wells (with depths greater than 16,000 feet) are planned.

         Texas - In East Texas, Marathon continued an active development program in the Oletha field after a January 2000 acquisition. An 11-well Travis Peak/Cotton Valley development program is planned in the Oletha field for 2001. Additionally, a horizontal well program in the James Lime play was initiated and will continue. In 2000, Marathon drilled three horizontal exploratory wells and participated in one horizontal exploratory well, all of which were successful.

         In West Texas, on December 28, 2000, Marathon signed a definitive agreement to form a joint venture with Kinder Morgan Energy Partners, L.P., which commenced operations in January 2001. The formation of the joint venture included contribution of interests in the Yates and SACROC assets. This transaction will allow Marathon to expand its interests in the Permian Basin and will improve access to materials for use in enhanced recovery techniques in the Yates field. Marathon holds an 85 percent economic interest in the combined entity.

         Wyoming - Successful exploratory and development drilling activity along the Wamsutter Arch and in the Washakie Basin contributed to a growth in gas production. This was offset, however, by a trade of minor interests in Moxa Arch southwest Wyoming gas producing properties for oil producing properties in the Big Horn Basin. The trade complements Marathon's position as Wyoming's largest oil producer and enhances production, transportation and marketing opportunities within the Big Horn Basin.

International

         Outside the United States during 2000, Marathon drilled 89 gross (53 net) exploratory wells in 7 countries. Of these 89 wells, 68 gross (39 net) wells encountered hydrocarbons, of which 6 gross (5 net) wells were temporarily suspended and will be reported in the Net Productive and Dry Wells Completed table when completed.

         Marathon's expenditures for international oil and natural gas exploration activities, including Marathon's 50 percent equity interest in CLAM and former 37.5 percent equity interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), during the three-year period ended December 31, 2000, totaled $372 million, of which $128 million was incurred in 2000. Marathon's international development expenditures, including CLAM and Sakhalin Energy, during the three-year period ended December 31, 2000, totaled $707 million, of which $222 million was incurred in 2000.

         The following is a summary of recent, significant exploration and development activity outside the United States, including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

         United Kingdom - In 2000, Marathon acquired an interest in the BP-operated Foinaven development in the U.K. Atlantic Margin. Marathon's interest is 28 percent in the main Foinaven field (T34), 20 percent in the deeper T35 Foinaven field and 47 percent in the East Foinaven field. Development activity is scheduled for both Foinaven and East Foinaven in 2001. The East Foinaven field will initially consist of production and water injection wells tied back to the floating production, storage and offloading (FPSO) vessel with first production expected late third quarter 2001. A third production well is planned in 2003. Further development drilling in the main Foinaven field involves four new production wells, a possible side track of an existing production well, and one new water injection well.

         As an interest owner in Foinaven, Marathon also has an 11.465 percent working interest in the West of Shetland gas evacuation line which is currently under construction. The line will take gas from fields in the West of Shetlands area to the BP-operated Magnus platform for injection and enhanced oil recovery purposes. Gas from the Foinaven field, which is currently injected for disposal, will be sold to the Magnus group, with sales commencing in early 2002.

         Marathon is continuing its development of the Brae area in the U.K. North Sea where it is the operator and owns a 41.6 percent interest in the South, Central and North Brae fields, a 38.5 percent interest in the East Brae field and a 28.1 percent interest in the West Brae/Sedgwick joint development project. Marathon has interests in 30 blocks in the U.K. North Sea and other offshore areas. Marathon drilled one and participated in one exploratory well offshore U.K. in 2000, and both were dry. One exploratory well in the Brae area is planned for 2001.

         Angola - In May 1999, Marathon was awarded an interest in Blocks 31 and 32 offshore Angola. The blocks, which are located approximately 90 miles northwest of Luanda in water depths between 5,400 and 9,200 feet, are adjacent to Blocks 15 and 17 where major discoveries by others have been made. Marathon holds a 10 percent working interest in these blocks, which are operated by co-venturers. Surveys of 3-D seismic data have been acquired for both blocks and two wells are planned to be drilled on Block 31 in 2001. Exploratory drilling should commence on Block 32 in early 2002.

         Canada - In May 1999, Marathon was awarded three exploration licenses offshore Nova Scotia. Marathon has a 30, 33.75 and 37.5 percent interest in Exploration Licenses ("EL") 2377, 2384 and 2376, respectively and will be the operator of EL 2377. Two of the licenses are in the immediate proximity of recent production by others. In 2000, 3-D seismic data was acquired for all blocks and is being evaluated. It is anticipated that a well will be drilled on EL 2376 in late 2001.

         Congo - In February 2000, Marathon acquired a 15 percent equity interest in the Mer Profonde Nord Permit, which is operated by a co-venturer. One exploratory well was drilled and abandoned in 2000. This permit was relinquished in December 2000.

         Denmark - In June 1998, Marathon acquired one block in Denmark. A 3-D seismic program was completed in 1999 and evaluation of the data continues in 2001.

         Gabon - In November 2000, production commenced from the Tchatamba West field in the Kowe Permit, located 15 miles offshore Gabon. This field was developed as a one-well development tied back to the Tchatamba Marin facility. Marathon is operator of this field. Its working interest was proportionately reduced from 75 percent to 56.25 percent after the Gabonese government exercised its right to obtain a 25 percent interest in the field.

         In 1998, Marathon acquired a 50 percent working interest in the Inguessi Permit, which is adjacent to the Kowe Permit. During 1999, Marathon acquired 139 square miles of 3-D seismic data. The seismic data was evaluated and the block was relinquished in June 2000.

         Ireland - Plans are underway to convert the Southwest Kinsale field to a gas storage field. The Southwest Kinsale field, located in the Celtic Sea 30 miles south of Cork, was brought online in 1999 through a single subsea well tied back to the Kinsale Head field's Bravo platform. After producing just over nine gross bcf, the field was shut-in during August 2000. Gas injection through the existing well will commence in April 2001. Two additional wells to be used for gas injection and withdrawal will be drilled and tied back to the existing infrastructure during the second and third quarters of 2001. Marathon has a 100 percent interest in this field.

         During 2000, two additional appraisal wells were drilled in the Corrib gas field in the Slyne Trough License PL 2/93, located 40 miles off the west coast of Ireland. Four wells have now been drilled and suspended as producers in this field, and a fifth appraisal well is planned in 2001. In December 2000, a development plan was submitted to the Irish authorities with first gas expected in October 2003. Marathon owns an 18.5 percent interest in the Corrib field.

         Norway - In 2000, Marathon participated in a project to modify the Heimdal platform to a processing and transportation center for third party business. Marathon owns a 23.798 percent interest in the Heimdal field and platform.

         In November 2000, Marathon approved the development of the Vale field, located northeast of the Heimdal field. Production from Vale, which has estimated net proven reserves of six and one half million BOE, is expected to start early 2002. Marathon owns a 46.904 percent interest in this field. An exploration well between the Vale and Heimdal fields is planned in 2001.

         Netherlands - In 2000, Marathon, through its 50 percent equity interest in CLAM, participated in two exploratory wells and one development well in the Dutch sector of the North Sea. One exploration well was successful and was brought on production at 45 mmcfd in October 2000. CLAM has a 9.95 percent interest in this field. A second exploration well was spudded in late 2000. The Q4 field came onstream in December 2000 at an initial rate of 48 mmcfd. CLAM has a 19.8 percent interest in this field. The L12 FC field came onstream in December 2000 at a rate of 16 mmcfd. CLAM holds a 15 percent interest in this field.

         In 1998, CLAM was awarded two blocks in the Danish sector of the North Sea. Surveys of 3-D seismic data were acquired in 1999 and two exploration wells were drilled in 2000. Both wells were dry and the license will be relinquished in 2001.

         Independent from its interest in CLAM, Marathon holds a 24 percent working interest in the A-15 block in the Netherlands North Sea, which is operated by a co-venturer. One exploration well was drilled in 1999, which successfully tested the upper North Sea Group Sand. 3-D seismic data has been acquired and will be interpreted in early 2001 with another exploration well planned for 2001. In 2000, Marathon was awarded a new block, F12. Marathon's interest in F12 is 24 percent.

         Russia - In December 2000, Marathon Sakhalin Limited transferred its
37.5 percent ownership interest in Sakhalin Energy to Shell Sakhalin Holdings B.V. In exchange, Marathon received:

         . Shell U.K. Limited's 28 percent interest in the BP-operated Foinaven field, located in the Atlantic Margin west of the Shetland Islands in the U.K.

         . Shell U.K. Limited's interests in discoveries and prospects on license areas adjacent to the Foinaven field.

         . A 3.5 percent overriding royalty, payable from Shell's working interest, on 100 percent of the production from an eight block area in the Gulf of Mexico, which includes the producing Ursa field and the recently announced Princess discovery.

         . Reimbursement of $54 million for its expenditures on the Sakhalin project for the year 2000.

         Tunisia - Marathon's 60 percent working interest in the South Jenein Permit in southern Tunisia was formally ratified by the government in 1996. In 2000, one exploratory well was drilled to test the Mabrouk prospect. The well was abandoned and no further drilling is planned for this permit as all work commitments have been fulfilled.

         The above discussions include forward-looking statements concerning various projects, drilling plans, expected production and sales levels, reserves and dates of initial production, which are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, reserve replacement rates, drilling rig availability, license relinquishments and other geological, operating and economic considerations. Offshore production and marine operations in areas such as the Gulf of Mexico, the U.K. North Sea, the U.K. Atlantic Margin and West Africa are also subject to severe weather conditions such as hurricanes or violent storms or other hazards. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations and tax regulations, which could adversely affect the economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

Reserves

         At December 31, 2000, the Marathon Group's net proved liquid hydrocarbon and natural gas reserves, including equity investee interests, totaled approximately 1.2 billion barrels on a BOE basis, of which 63 percent were located in the United States. (For purposes of determining BOE, natural gas volumes are converted to approximate liquid hydrocarbon barrels by dividing the natural gas volumes expressed in thousands of cubic feet ("mcf") by 6. The liquid hydrocarbon volume is added to the barrel equivalent of gas volume to obtain BOE.) At year-end 2000, Marathon revised its estimate of proved developed and undeveloped oil and gas reserves downward by 167 million BOE. These revisions were principally in Canada, the North Sea and the United States and are the result of production performance and disappointing drilling results.

     The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

Estimated Quantities of Net Proved Oil and Gas Reserves at December 31

                                                Developed                   Developed & Undeveloped
                                       ---------------------------        ---------------------------
(Millions of Barrels)                   2000       1999       1998          2000      1999       1998
-----------------------------------------------------------------------------------------------------
Liquid Hydrocarbons
     United States..................     414        476        489           458       520        549
     Europe.........................      74         90        119           108        90        122
     Other International............      57         72         67           151       187        194
                                      ------     ------     ------        ------    ------     ------
         Total Consolidated.........     545        638        675           717       797        865
     Equity Investees/(a)/..........      -          69         -             -         77         80
                                      ------     ------     ------        ------    ------     ------
WORLDWIDE...........................     545        707        675           717       874        945
                                      ======     ======     ======        ======    ======     ======
Developed reserves as % of
     total net proved reserves......    76.0%      80.9%      71.4%

(Billions of Cubic Feet)
Natural Gas
     United States..................   1,421      1,550      1,678         1,914     2,057      2,163
     Europe.........................     563        741        909           614       774        966
     Other International............     381        497        534           477       833        830
                                      ------     ------     ------        ------    ------     ------
         Total Consolidated.........   2,365      2,788      3,121         3,005     3,664      3,959
     Equity Investee/(b)/...........      52         65         76            89       123        110
                                      ------     ------     ------        ------    ------     ------
WORLDWIDE...........................   2,417      2,853      3,197         3,094     3,787      4,069
                                      ======     ======     ======        ======    ======     ======
Developed reserves as % of
     total net proved reserves......    78.1%      75.3%      78.6%

(Millions of Barrels)
Total BOEs
     United States..................     651        734        769           777       863        910
     Europe.........................     168        213        270           211       219        282
     Other International............     121        155        156           231       326        332
                                      ------     ------     ------        ------    ------     ------
         Total Consolidated.........     940      1,102      1,195         1,219     1,408      1,524
     Equity Investees/(a)/..........       9         80         13            15        98         98
                                      ------     ------     ------        ------    ------     ------
WORLDWIDE...........................     949      1,182      1,208         1,234     1,506      1,622
                                      ======     ======     ======        ======    ======     ======
Developed reserves as % of
     total net proved reserves......    76.9%      78.5%      74.5%

-------------------------------------------------------------------------------
/(a)/ Represents Marathon's equity interests in CLAM and in 1999 and 1998, Sakhalin Energy.
/(b)/  Represents Marathon's equity interests in CLAM.

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

         For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves" on page U-32. Reports have been filed with the U.S. Department of Energy ("DOE") for the years 1999 and 1998 disclosing the year-end estimated oil and gas reserves. A similar report will be filed for 2000. The year-end estimates reported to the DOE are the same as the estimates reported in the USX Consolidated Supplementary Data.

Oil and Gas Acreage

         The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage held as of December 31, 2000:

Gross and Net Acreage

     -----------------------------------------------------------------------------------------------------
                                                                                           Developed &
                                        Developed                Undeveloped               Undeveloped
                                  --------------------      --------------------      --------------------
     (Thousands of Acres)            Gross       Net           Gross        Net          Gross        Net
     -----------------------------------------------------------------------------------------------------
     United States...............   1,997         839          3,092       1,764         5,089       2,603
     Europe......................     348         287          2,465       1,205         2,813       1,492
     Other International.........   1,406         869          7,099       2,882         8,505       3,751
                                   ------      ------         ------      ------        ------      ------
     Total Consolidated..........   3,751       1,995         12,656       5,851        16,407       7,846
     Equity Investee/(a)/........     453          46            302          70           755         116
                                   ------      ------         ------      ------        ------      ------
     WORLDWIDE...................   4,204       2,041         12,958       5,921        17,162       7,962
     -----------------------------------------------------------------------------------------------------

     /(a)/ Represents Marathon's equity interests in CLAM.

Oil and Natural Gas Production

         The following tables set forth daily average net production of liquid hydrocarbons and natural gas for each of the last three years:

Net Liquid Hydrocarbons Production/(a)/
(Thousands of Barrels per Day)                                        2000         1999           1998
-------------------------------------------------------------------------------------------------------
United States/(b)/............................................         131          145           135
Europe/(c)/...................................................          29           31            42
Other International/(c)/......................................          36           31            19
                                                                      ----         ----          ----
        Total Consolidated....................................         196          207           196
Equity Investees (CLAM & Sakhalin Energy)/(c)/................          11            1            -
                                                                      ----         ----          ----
WORLDWIDE.....................................................         207          208           196
                                                                      ====         ====          ====

Net Natural Gas Production/(d)/
(Millions of Cubic Feet per Day)

United States/(b)/............................................         731          755           744
Europe/(e)/...................................................         327          325           360
Other International/(e)/......................................         143          163            81
                                                                    ------       ------        ------
        Total Consolidated....................................       1,201        1,243         1,185
Equity Investee (CLAM)/(e)/...................................          29           36            33
                                                                    ------       ------        ------
WORLDWIDE.....................................................       1,230        1,279         1,218
-------------------------------------------------------------------------------------------------------

/(a)/   Includes crude oil, condensate and natural gas liquids.
/(b)/ Amounts reflect production from leasehold and plant ownership, after royalties and interests of others.
/(c)/ Amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties, if any; excluding Canada, Gabon and Russia where amounts are after royalties. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
/(d)/ Amounts reflect sales of equity production, only. It excludes volumes purchased from third parties for injection and subsequent resale of 11 mmcfd in 2000 and 16 and 23 mmcfd in 1999 and 1998, respectively.
/(e)/ Amounts reflect production before royalties, excluding Canada where amounts are after royalties.

         At year-end 2000, Marathon was producing crude oil and/or natural gas in seven countries, including the United States. Marathon's worldwide liquid hydrocarbon production, including Marathon's share of equity investee production, remained consistent with 1999. Marathon's 2000 worldwide sales of equity natural gas production, including Marathon's share of CLAM's production, decreased about four percent from 1999 reflecting dispositions and natural field declines. In addition to sales of 500 net mmcfd of international equity natural gas production, Marathon sold 11 net mmcfd of natural gas acquired for injection and resale during 2000. In 2001, Marathon's worldwide production is expected to average 430,000 BOE per day.

         The above projections of 2001 worldwide liquid hydrocarbon production and natural gas volumes are forward-looking statements. Some factors that could potentially affect timing and levels of production include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, reserve estimates, reserve replacement rates, production decline rates of mature fields, timing of commencing production from new wells, drilling rig availability, the completion of the merger with Pennaco, future acquisitions of producing properties, and other geological, operating and economic considerations. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

United States

         Approximately 63 percent of Marathon's 2000 worldwide liquid hydrocarbon production and equity investee liftings and 59 percent of worldwide natural gas production (including CLAM volumes) were from domestic operations. The principal domestic producing areas are located in the U.S. Gulf of Mexico and the states of Alaska, New Mexico, Oklahoma, Texas and Wyoming. Marathon's ongoing domestic growth strategy is to apply its technical expertise in fields with undeveloped potential, to dispose of interests in non-core properties with limited upside potential and high production costs, and to acquire significant working interests in properties with high development potential.

         Gulf of Mexico - During 2000, Marathon's Gulf of Mexico production averaged 61,600 net bpd of liquid hydrocarbons and 88 net mmcfd of natural gas, representing 47 percent and 12 percent of Marathon's total U.S. liquid hydrocarbon and natural gas production, respectively. Liquid hydrocarbon production decreased by 12,900 net bpd and natural gas production decreased by 18 net mmcfd from the prior year, mainly due to dispositions and natural field declines. At year-end 2000, Marathon held working interests in 9 fields and 17 platforms, of which 7 platforms are operated by Marathon.

         Ewing Bank 873 is an important part of Marathon's deepwater infrastructure. Marathon is the operator and holds a 66.7 percent working interest. Production averaged 22,700 net bpd and 18 net mmcfd in 2000, compared with 35,400 net bpd and 28 net mmcfd in 1999, primarily due to natural field declines. Based on liquid hydrocarbon and natural gas production, Ewing Bank ranked as Marathon's second highest domestic production field in 2000.

         Alaska - Marathon's production from Alaska averaged 160 net mmcfd of natural gas in 2000, compared with 148 net mmcfd in 1999. Marathon's primary focus in Alaska is the expansion of its natural gas business through exploration, development and marketing.

         New Mexico - Production in New Mexico, primarily from the Indian Basin field, averaged 12,600 net bpd and 121 net mmcfd in 2000, compared with 11,900 net bpd and 115 net mmcfd in 1999. The increase in gas production was primarily due to ongoing development of the eastern area of the Indian Basin field.

         Oklahoma - Gas production for 2000 averaged 151 net mmcfd, representing 21 percent of Marathon's total U.S. gas production, compared with 127 net mmcfd in 1999. The increase in gas production was primarily due to exploration success in the Anadarko Basin coupled with the acquisition and further development of existing producing properties.

         Texas - Onshore production for 2000 averaged 23,400 net bpd of liquid hydrocarbons and 132 net mmcfd of natural gas, representing 18 percent of Marathon's total U.S. liquid hydrocarbon and natural gas production. Liquid production volumes decreased by 4,000 net bpd from 1999 levels, and gas volumes decreased by 34 net mmcfd from 1999 levels. The volume decreases were mainly due to natural field declines. Marathon's 13,900 net bpd of 2000 liquid hydrocarbon production from the Yates field accounted for 11 percent of Marathon's total U.S. liquids production.

         Wyoming - Liquid hydrocarbon production for 2000 averaged 25,300 net bpd, representing 19 percent of Marathon's total U.S. liquid hydrocarbon production, up from 22,000 net bpd in 1999. The increase in 2000 from 1999 was primarily due to the Moxa Arch for Big Horn Basin property exchange and associated development drilling on the acquired properties. Gas production averaged 45 net mmcfd in 2000, compared to 57 net mmcfd in 1999, with the decrease due mainly to property exchanges and natural production declines.

International

         Interests in liquid hydrocarbon and/or natural gas production are held in the U.K. North Sea, the U.K. Atlantic Margin, Irish Celtic Sea, the Norwegian North Sea, Canada and Gabon. In addition, Marathon has interests through an equity investee in the Netherlands North Sea.

         U.K. North Sea - Production from the Brae area averaged 26,500 net bpd of liquid hydrocarbons in 2000, compared with 31,100 net bpd in 1999. The decrease is mainly within the East Brae field, reflecting the expected decline of the field.

         The Brae A facilities act as the host platform for the underlying South Brae field, adjacent Central Brae field and West Brae/Sedgwick fields. The North Brae field, which is produced via the Brae B platform, and the East Brae field are gas condensate fields. These fields are produced using the gas cycling technique. Although partial cycling continues, the majority of North Brae gas is being transferred to the East Brae reservoir for pressure maintenance and sales.

         The strategic location of the Brae A, Brae B and East Brae platforms and pipeline infrastructure has generated significant third-party business since 1986. Currently, there are 15 agreements with third-party fields contracted to use the Brae system. In addition to generating processing and pipeline tariff revenue, third-party business also has a favorable impact on Brae area operations by optimizing infrastructure usage and extending the economic life of the facilities.

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

         Marathon's total United Kingdom gas sales from all sources averaged 224 net mmcfd in 2000, compared with 184 net mmcfd in 1999. Sales of Brae-area gas through the SAGE pipeline system averaged 222 net mmcfd for the year 2000 and 182 net mmcfd for the year 1999. Of these totals, 211 mmcfd and 166 mmcfd was Brae-area equity gas in 2000 and 1999, respectively, and 11 and 16 mmcfd was gas acquired for injection and subsequent resale in 2000 and 1999, respectively.

         U.K. Atlantic Margin - As of the end of December 2000, the Foinaven field was producing approximately 24,000 net bpd of liquid hydrocarbons.

         Ireland - Marathon holds a 100 percent working interest in the Kinsale Head, Ballycotton and Southwest Kinsale fields in the Irish Celtic Sea. Natural gas sales were 114 net mmcfd in 2000, compared with 132 net mmcfd in 1999. This reduction is due to natural field declines and changes to the production profile of the Southwest Kinsale field. The Southwest Kinsale field has been shut-in so gas can be saved and produced at peak times.

         Norway - In the Norwegian North Sea, Marathon holds a 23.8 percent working interest in the Heimdal field. Heimdal production ceased at the end of September 1999. Production of the remaining remnant gas from Heimdal is expected to commence in the second quarter of 2001. Marathon also holds a 46.904 percent working interest in the Vale field. This single well sub-sea development will be tied back to the Heimdal platform, with first production expected early 2002.

         Canada - Production in Canada averaged 18,400 bpd and 143 mmcfd in 2000, compared with 17,200 bpd and 150 mmcfd in 1999. The increase in liquid hydrocarbon production was primarily due to higher heavy oil volumes. Natural gas sales were lower because of natural declines and higher royalty payments due to higher realized sales prices. This decline was partially offset by production from new wells.

         Gabon - Production in Gabon averaged 15,800 net bpd of liquid hydrocarbons in 2000, compared with 9,000 net bpd in 1999. This increase reflected a full year production from the Tchatamba South field, which began production in August 1999, and the addition of the Tchatamba West field, which began production in November 2000.

         Netherlands - Marathon's 50 percent equity interest in CLAM provides a 5 percent entitlement in the production from 21 gas fields, which provided sales of 29 net mmcfd of natural gas in 2000, compared with 36 net mmcfd in 1999.

         The following tables set forth productive wells and service wells for each of the last three years and drilling wells as of December 31, 2000:

Gross and Net Wells

2000                                       Productive Wells/(a)/
----                               ---------------------------------
                                          Oil              Gas          Service Wells/(b)/  Drilling Wells/(c)/
                                   ---------------   ---------------    ----------------   ---------------
                                     Gross    Net     Gross     Net        Gross    Net       Gross   Net
----------------------------------------------------------------------------------------------------------
United States.................      8,013    3,113    2,526    1,275       3,103     976       31     16
Europe........................         54       18       66       34          25       9        1      -
Other International ..........        868      616    1,832    1,257         249     172        5      4
                                   ------    -----    -----    -----       -----   -----      ---    ---
     Total Consolidated.......      8,935    3,747    4,424    2,566       3,377   1,157       37     20
Equity Investee/(e)/..........          -        -       85        5           -       -        2      -
                                   ------    -----    -----    -----       -----   -----      ---    ---
WORLDWIDE.....................      8,935    3,747    4,509    2,571       3,377   1,157       39     20
                                   ======    =====    =====    =====       =====   =====      ===    ===

 1999                                     Productive Wells/(a)/
 ----                              ---------------------------------
                                          Oil              Gas          Service Wells/(b)/
                                   ---------------   ---------------   -----------------
                                     Gross    Net     Gross     Net        Gross    Net
----------------------------------------------------------------------------------------
United States.................      8,654    3,205    3,122    1,396       3,617   1,056
Europe........................         36       14       65       33          18       7
Other International ..........      1,590      754    1,746    1,214         461     133
                                   ------    -----    -----    -----       -----   -----
     Total Consolidated.......     10,280    3,973    4,933    2,643       4,096   1,196
Equity Investees/(d)/.........          5        2       83        4           1       -
                                   ------    -----    -----    -----       -----   -----
WORLDWIDE.....................     10,285    3,975    5,016    2,647       4,097   1,196
                                   ======    =====    =====    =====       =====   =====

1998                                    Productive Wells/(a)/
----                               ---------------------------------
                                          Oil              Gas          Service Wells/(b)/
                                   ---------------   ---------------    ------------------
                                     Gross    Net     Gross     Net        Gross    Net
-----------------------------------------------------------------------------------------
United States.................      9,396    3,616    3,214    1,414       4,062   1,127
Europe........................         33       13       64       32          22       9
Other International...........      1,605      826    1,459    1,068         162     111
                                   ------    -----    -----    -----       -----   -----
     Total Consolidated.......     11,034    4,455    4,737    2,514       4,246   1,247
Equity Investee/(e)/..........          -        -       83        4           -       -
                                   ------    -----    -----    -----       -----   -----
WORLDWIDE.....................     11,034    4,455    4,820    2,518       4,246   1,247
-----------------------------------------------------------------------------------------

/a)/ Includes active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 469, 478 and 518 in 2000, 1999 and 1998, respectively. Information on wells with multiple completions operated by other companies is not available to Marathon.
/(b)/  Consist of injection, water supply and disposal wells.
/(c)/  Consist of exploratory and development wells.
/(d)/  Represents CLAM and Sakhalin Energy.
/(e)/  Represents CLAM.

         The following tables set forth average production costs and sales prices per unit of production for each of the last three years:

Average Production Costs/(a)/
(Dollars per BOE)                                                  2000        1999        1998
-------------------------------------------------------------------------------------------------
United States.................................................   $  4.01     $  3.26    $   3.12
International  - Europe.......................................      3.82        4.62        4.29
               - Other International..........................      6.09        4.66        4.73
Total Consolidated............................................   $  4.29     $  3.73    $   3.55
               - Equity Investees/(c)/........................      6.00       10.02        3.99
WORLDWIDE.....................................................   $  4.35     $  3.83    $   3.56

Average Sales Prices/(b)/                      2000        1999        1998       2000        1999        1998
                                             -------     -------     -------     -------    -------      -------
(Dollars per Barrel)                              Crude Oil and Condensate             Natural Gas Liquids
----------------------------------------------------------------------------------------------------------------
United States..............................   $ 25.96     $ 15.78    $  10.60    $ 19.20     $ 12.30    $   8.64
International  - Europe....................     27.90       17.59       12.87      24.98       13.84       11.49
               - Other International.......     25.77       16.77       11.31      23.48       13.49        8.38
Total Consolidated.........................   $ 26.22     $ 16.21    $  11.14    $ 20.35     $ 12.67    $   9.32
               - Equity Investees/(c)/.....     29.64       23.43           -      28.74       13.22       12.65
WORLDWIDE..................................   $ 26.42     $ 16.25    $  11.14    $ 20.37     $ 12.67    $   9.33

(Dollars per Thousand Cubic Feet)                        Natural Gas
-----------------------------------------------------------------------------
United States..............................   $  3.30     $  1.90    $   1.79
International  - Europe....................      2.56        2.03        2.07
               - Other International.......      3.20        1.64        1.34
Total Consolidated.........................   $  3.08     $  1.90    $   1.85
               - Equity Investee (CLAM)....      2.75        1.87        2.37
WORLDWIDE..................................   $  3.08     $  1.90    $   1.86
------------------------------------------------------------------------------

/(a)/ Production costs are as defined by the Securities and Exchange Commission and include property taxes, severance taxes and other costs, but exclude depreciation, depletion and amortization of capitalized acquisition, exploration and development costs and certain administrative costs. Natural gas volumes were converted to BOE using a conversion factor of six mcf of natural gas to one barrel of oil.
/(b)/ Prices exclude gains/losses from hedging activities.
/(c)/ Represents CLAM and Sakhalin Energy for 2000 and 1999, and CLAM for 1998.

Refining, Marketing and Transportation

         Refining, Marketing and Transportation ("RM&T") operations are primarily conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. Marathon holds a 62 percent interest in MAP and Ashland Inc. holds the remaining 38 percent interest. The following discussion of RM&T operations includes historical data for the three-year period ended December 31, 2000.

Refining

         MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per day. The table below sets forth the location and daily throughput capacity of each of MAP's refineries as of December 31, 2000:

                     In-Use Refining Capacity
                     (Barrels per Day)

                     Garyville, LA.................    232,000
                     Catlettsburg, KY..............    222,000
                     Robinson, IL..................    192,000
                     Detroit, MI...................     74,000
                     Canton, OH....................     73,000
                     Texas City, TX................     72,000
                     St. Paul Park, MN.............     70,000
                                                      --------
                     TOTAL.........................    935,000
                                                      ========

         MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline ("RFG"). MAP's refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha is moved from Texas City and Catlettsburg to Robinson where excess reforming capacity is available. Gas oil is moved from Robinson to Detroit and Catlettsburg where excess fluid catalytic cracking unit capacity is available. Light cycle oil is moved from Texas City to Robinson where excess desulfurization capacity is available.

         MAP also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts. MAP manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries. Additionally, MAP manufactures aromatics, aliphatic hydrocarbons, cumene, base oil and slack wax.

         During 2000, MAP's refineries processed 900,000 bpd of crude oil and 141,000 bpd of other charge and blend stocks. The following table sets forth MAP's refinery production by product group for each of the last three years:

Refined Product Yields
(Thousands of Barrels per Day)                                       2000         1999           1998
-----------------------------------------------------------------------------------------------------
Gasoline......................................................         552          566           545
Distillates...................................................         278          261           270
Propane.......................................................          20           22            21
Feedstocks & Special Products.................................          74           66            64
Heavy Fuel Oil................................................          43           43            49
Asphalt.......................................................          74           69            68
                                                                     -----        -----         -----
TOTAL.........................................................       1,041        1,027         1,017
                                                                     =====        =====         =====

         Planned maintenance activities requiring temporary shutdown of certain refinery operating units ("turnarounds") are periodically performed at each refinery. MAP completed major turnarounds at the Catlettsburg, Detroit and Robinson refineries in 2000.

         MAP is constructing a delayed coker unit at its Garyville, Louisiana refinery. This unit will allow for the use of heavier, lower cost crude and reduce the production of heavy fuel oil. To supply this new unit, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V., (PMI), an affiliate of Petroleos Mexicanos, (PEMEX), to purchase approximately 90,000 bpd of heavy Mayan crude oil. This is a multi-year contract, which will begin upon completion of the delayed coker unit which is scheduled in the fall of 2001. In addition, a project to increase light product output is underway at MAP's Robinson, Illinois refinery and is expected to be completed in the second quarter of 2001.

Marketing

         In 2000, MAP's refined product sales volumes (excluding matching buy/sell transactions) totaled 19.3 billion gallons (1,254,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest, the upper Great Plains and the Southeast, and sales in the spot market, accounted for about 64 percent of MAP's refined product sales volumes in 2000. Approximately 46 percent of MAP's gasoline volumes and 78 percent of its distillate volumes were sold on a wholesale or spot market basis to independent unbranded customers or other wholesalers in 2000.

         The following table sets forth the volume of MAP's consolidated refined product sales by product group for each of the last three years:

Refined Product Sales
(Thousands of Barrels per Day)                                       2000         1999           1998
-----------------------------------------------------------------------------------------------------
Gasoline .....................................................         746          714           671
Distillates...................................................         352          331           318
Propane  .....................................................          21           23            21
Feedstocks & Special Products.................................          69           66            67
Heavy Fuel Oil................................................          43           43            49
Asphalt.......................................................          75           74            72
                                                                     -----        -----         -----
TOTAL.........................................................       1,306        1,251         1,198
                                                                     =====        =====         =====
Matching Buy/Sell Volumes included in above...................          52           45            39

         As of December 31, 2000, MAP supplied petroleum products to 3,729 Marathon and Ashland branded retail outlets located primarily in Michigan, Ohio, Indiana, Kentucky and Illinois. Branded retail outlets are also located in West Virginia, Florida, Georgia, Wisconsin, Minnesota, Virginia, Tennessee, Pennsylvania, North Carolina, South Carolina and Alabama.

         In 2000, retail sales of gasoline and diesel fuel were also made through limited service and self-service stations and truck stops operated in 20 states by a wholly owned MAP subsidiary, Speedway SuperAmerica LLC ("SSA"). As of December 31, 2000, this subsidiary had 2,242 retail outlets which sold petroleum products and convenience-store merchandise, primarily under the brand names "Speedway"and "SuperAmerica". SSA's revenues from the sale of convenience-store merchandise totaled $2,322 million in 2000, compared with $2,056 million in 1999. Profits generated from these sales tend to moderate the margin volatility experienced in the retail sale of gasoline and diesel fuel. The selection of merchandise varies among outlets. At December 31, 2000, 2,100 of SSA's 2,242 outlets had convenience stores which sold a variety of food and merchandise, and the remaining outlets sold selected convenience-store items such as cigarettes, candy and beverages.

         MAP sells RFG in parts of its marketing territory, primarily Chicago, Illinois; Louisville, Kentucky; Northern Kentucky; Maryland; Virginia; and Milwaukee, Wisconsin. MAP also markets low-vapor-pressure gasolines in all or parts of eleven states.

Supply and Transportation

         The crude oil processed in MAP's refineries is obtained from negotiated contract and spot purchases or exchanges. In 2000, MAP's net purchases of U.S. crude oil for refinery input averaged 400,000 bpd including 24,000 bpd from Marathon. In 2000, 56 percent or 500,000 bpd of the crude oil processed by MAP's refineries was from foreign sources, including approximately 301,000 bpd from the Middle East, and was acquired primarily from various foreign national oil companies, producing companies and traders.

         MAP operates a system of pipelines and terminals to provide crude oil to its refineries and refined products to its marketing areas. Ninety-one light product and asphalt terminals are strategically located throughout the Midwest, upper Great Plains and Southeast. These facilities are supplied by a combination of pipelines, barges, rail cars and trucks.

         At December 31, 2000, MAP owned, leased or had an ownership interest in approximately 68 miles of crude oil gathering lines; 3,564 miles of crude oil trunk lines; and 2,834 miles of products trunk lines. MAP owned a 46.7 percent interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater oil port, located 18 miles off the coast of Louisiana; a 49.9 percent interest in LOCAP Inc. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP and the Capline system; and a 37.2 percent interest in the Capline system, a large diameter crude oil pipeline extending from St. James, Louisiana to Patoka, Illinois.

         MAP also has a 33.3 percent ownership interest in Minnesota Pipe Line Company, which operates a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota, refinery.

         A MAP subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. The pipeline is currently expected to be operational in mid-2002. The startup of this pipeline is largely dependent on obtaining the final regulatory approvals, obtaining the necessary rights-of-way, of which approximately 95 percent have been obtained to date, and completion of construction. ORPL is still negotiating with a few landowners to obtain the remaining rights-of-way. Where necessary, ORPL has filed condemnation actions to acquire some rights-of-way. These actions are at various stages of litigation and appeal with several recent decisions supporting ORPL's use of eminent domain.

         MAP has joined CMS Energy Corporation and TEPPCO Partners, L.P., in an agreement to form a limited liability company with equal ownership to operate an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. The new company plans to build a 74-mile, 24-inch diameter pipeline connecting TEPPCO's facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana to Bourbon, Illinois. In addition, a two million barrel terminal storage facility will be constructed. The system will be called Centennial Pipeline and will connect with existing MAP transportation assets and other common carrier lines. Construction is expected to be completed in the fourth quarter of 2001.

         MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intercoastal Waterway. MAP also leases and owns rail cars in various sizes and capacities for movement and storage of petroleum products and a large number of tractors, tank trailers and general service trucks.

         The above RM&T discussions include forward-looking statements concerning anticipated refinery and pipeline projects. Some factors that could potentially cause actual results to differ materially from present expectations include (among others) price of petroleum products, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, obtaining the necessary rights-of-way and regulatory approval constraints. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those presently anticipated.

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

         Marathon has a 30 percent ownership in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport LNG to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon's equity natural gas production in the Cook Inlet. LNG is sold under a long-term contract with two of Japan's largest utility companies which calls for the sale of more than 900 gross bcf over the term of the contract. Marathon has a 30 percent participation in this contract which is effective through March 31, 2004, and provides an option for a five-year extension. During 2000, LNG deliveries totaled 64 gross bcf (19 net bcf), unchanged from 1999.

         Marathon has a 34 percent ownership interest in the Neptune natural gas processing plant located in St. Mary Parish, Louisiana, which commenced operations on March 20, 2000. The plant has the capacity to process 300 mmcfd of natural gas, which is transported on the Nautilus pipeline system.

         In addition to the sale of equity oil and natural gas production, Marathon purchases oil and gas from third-party producers and marketers for resale.

Power Generation

         Marathon, through its wholly owned subsidiary, Marathon Power Company, Ltd. ("Marathon Power"), pursues development, construction, ownership and operation of independent electric power projects in the global electrical power market.

Competition and Market Conditions

         The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Based on industry sources, Marathon believes it currently ranks 9th among U.S. based petroleum corporations on the basis of 1999 worldwide liquid hydrocarbon and natural gas production.

         Marathon through MAP must also compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks fifth among U.S. petroleum companies on the basis of crude oil refining capacity as of January 1, 2001. MAP competes in four distinct markets - wholesale, spot, branded and retail distribution - for the sale of refined products, and believes it competes with about 50 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; about 75 companies in the sale of petroleum products in the spot market; 10 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 600 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through SSA's retail outlets. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other products and services, such as tobacco, soft drinks, health and beauty aids, groceries, fresh-baked goods, automated teller machines, automotive accessories and a line of private-label items. Some locations also have on-premises brand-name restaurants such as Subway and Taco Bell.

         The Marathon Group's operating results are affected by price changes in crude oil, natural gas and petroleum products as well as changes in competitive conditions in the markets it serves. Generally, results from production operations benefit from higher crude oil and natural gas prices while refining and marketing margins may be adversely affected by crude oil price increases. Market conditions in the oil industry are cyclical and subject to global economic and political events.

Employees

         The Marathon Group had 30,892 active employees as of December 31, 2000, which included 27,799 MAP employees. Of the MAP total, 21,677 were employees of Speedway SuperAmerica LLC, primarily representing employees at retail marketing outlets.

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

Property, Plant and Equipment Additions

         For property, plant and equipment additions, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures"for the Marathon Group on page M-30.

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

         For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies"on page M-31 and "Legal Proceedings"for the Marathon Group on page 38.

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

Air

         The CAA imposes stringent limits on air emissions, establishes a federally mandated operating permit program and allows for civil and criminal enforcement sanctions. The principal impact of the CAA on the Marathon Group is on its RM&T operations. The CAA also establishes attainment deadlines and control requirements based on the severity of air pollution in a geographical area. It is estimated that, from 2001 to 2004, the Marathon Group, which includes all seven MAP refineries, may spend approximately $110 million in order to comply with the proposed Maximum Achievable Control Technology ("MACT") Phase II standards under the CAA. These standards require new control equipment on Fluid Catalytic Cracking Units and other units. New Tier II Fuels regulations were proposed in late 1999. The gasoline rules, which were finalized by the U.S. Environmental Protection Agency ("EPA") in February 2000, and the diesel fuel rule which was finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $600 - $700 million between 2003 and 2005.

         In July 1997, the EPA promulgated more stringent revisions to the National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter. These revisions had been vacated by the Court of Appeals for the District of Columbia and remanded to the EPA for further action. The EPA sought review of the matter by the United States Supreme Court, and the Supreme Court heard the case in the fall of 2000. On February 27, 2001 the Supreme Court affirmed in part, reversed in part, and remanded the case to the EPA to develop a reasonable interpretation of the nonattainment implementation provisions insofar as they relate to the revised ozone NAAQS. Additionally, in 1998, the EPA published a nitrogen oxide ("NOx") State Implementation Plan ("SIP") call, which would require some 22 states, including many states where the Marathon Group has operations, to revise their SIPs to reduce NOx emissions. In December 1999, the EPA granted a petition from several northeastern states requesting that stricter NOx standards be adopted by midwestern states, including several states where the Marathon Group has refineries. The impact of the revised NAAQS and NOx standards could be significant to Marathon, but the potential financial effects cannot be reasonably estimated until the EPA takes further action on the revised ozone NAAQA (along with any further judicial review) and the states, as necessary, develop and implement revised SIPs in response to the revised NAAQS and NOx standards.

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

         As a general rule, Marathon and Ashland retained responsibility for certain remediation costs arising out of the prior ownership and operation of those businesses transferred to MAP. Such continuing responsibility, in certain situations, may be subject to threshold or sunset agreements which gradually diminish this responsibility over time.

         USX is also involved in a number of remedial actions under RCRA, CERCLA and similar state statutes related to the Marathon Group. It is possible that additional matters relating to the Marathon Group may come to USX's attention which may require remediation.

U. S. STEEL GROUP

         The U. S. Steel Group is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially-owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, and Republic Technologies International LLC ("Republic"). On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o. ("USSK"), which held the steel and related assets of VSZ a.s., headquartered in the Slovak Republic.
U. S. Steel Group revenues as a percentage of total USX consolidated revenues were approximately 15 percent in 2000, 19 percent in 1999 and 23 percent in 1998.

         The following table sets forth the total revenues of the U. S. Steel Group for each of the last three years.

         Revenues and other income
         (Millions)                                                 2000           1999          1998
         --------------------------------------------------------------------------------------------
         Revenues by product:
            Sheet and semi-finished steel products............   $  3,288     $  3,433       $ 3,598
            Tubular, plate, and tin mill products ............      1,731        1,140         1,546
            Raw materials (coal, coke and iron ore)...........        626          549           744
            Other/(a)/........................................        445          414           490
         Income (loss) from affiliates........................         (8)         (89)           46
         Gain on disposal of assets...........................         46           21            54
         Other income (loss)..................................          4            2            (1)
                                                                  -------      -------       -------
            Total revenues and other income...................   $  6,132     $  5,470       $ 6,477
         --------------------------------------------------------------------------------------------
         /(a)/ Includes revenue from the sale of steel production by-products, real estate development, resource management, and engineering and consulting services.

         For additional financial information about USX's industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 8. Group and Segment Information"on page U-13.

         The total number of active U. S. Steel Group domestic employees at year-end 2000 was 18,784. The total number of active USSK employees was 16,244. Most hourly and certain salaried employees in the United States are represented by the United Steelworkers of America ("USWA"). Most USSK employees are represented by OZ Metalurg which on February 16, 2001 signed a Collective Labor Agreement with USSK which, for nonwage issues, covers the years 2001 to 2004 and covers all 2001 wage issues. Wage issues for the remainder of the term of the Collective Labor Agreement are expected to be renegotiated annually.

Steel Industry Background and Competition

         The steel industry is cyclical and highly competitive and is affected by excess world capacity, which has restricted price increases during periods of economic growth and led to price decreases during economic contraction. In addition, the domestic and international steel industries face competition from producers of materials such as aluminum, cement, composites, glass, plastics and wood in many markets.

         U. S. Steel Group is one of the largest steel producers in the United States and, through its subsidiary USSK, the largest integrated flat rolled producer in Central Europe, and competes with many domestic and foreign steel producers. Competitors include integrated producers which, like U. S. Steel Group, use iron ore and coke as primary raw materials for steel production, and mini-mills which primarily use steel scrap and, increasingly, iron bearing feedstocks as raw materials. Mini-mills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages such as lower capital expenditures for construction of facilities and non-unionized work forces with lower employment costs and more flexible work rules. An increasing number of mini-mills utilize thin slab casting technology to produce flat-rolled products. Through the use of thin slab casting, mini-mill competitors are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, the additional production generated by flat-rolled mini-mills could have an adverse effect on U. S. Steel Group's selling prices and shipment levels.

         Steel imports to the United States accounted for an estimated 27%, 26% and 30% of the domestic steel market for 2000, 1999 and 1998, respectively. Steel imports of pipe increased 37% and of hot rolled steel increased 19% in 2000, compared to 1999. Foreign competitors typically have lower labor costs and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. High levels of imported steel are expected to continue to have an adverse effect on future market prices and demand levels for domestic steel.

         On November 13, 2000, U. S. Steel Group joined with eight other producers and the Independent Steelworkers Union to file trade cases against hot-rolled carbon steel flat products from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine). Three days later the USWA also entered the cases as a petitioner. Antidumping ("AD") cases were filed against all the countries and countervailing duty ("CVD") cases were filed against Argentina, India, Indonesia, South Africa and Thailand. On December 28, 2000, the U.S. International Trade Commission ("ITC") made a preliminary determination that there is a reasonable indication that the domestic industry is materially injured by the imports in question. As a result, both the ITC and the U.S. Department of Commerce ("Commerce") will continue their investigations in these cases.

         U. S. Steel Group believes that the remedies provided by U.S. law to private litigants are insufficient to correct the widespread dumping and subsidy abuses that currently characterize steel imports into our country. U. S. Steel Group, nevertheless, intends to file additional AD and CVD petitions against unfairly traded imports that adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group and is urging the U.S. government to take additional steps.

         On July 3, 2000, Commerce and the ITC initiated the mandatory five-year "sunset"reviews of AD orders issued in 1995 against seamless pipe from Argentina, Brazil, Germany and Italy and oil country tubular goods ("OCTG") from Argentina, Italy, Japan, Mexico and South Korea. The reviews also encompass the 1995 CVD orders against the same two products from Italy. The "sunset" review procedures require that an order must be revoked after five years unless Commerce and the ITC determine that, if the orders would be discontinued, dumping or a countervailable subsidy would be likely to continue or recur and that material injury to the domestic industry would be likely to continue or recur. Of the 11 orders, 8 are the subject of expedited review at Commerce because there was no response, inadequate response, or waiver of participation by the respondent parties. Therefore, at Commerce, only three of the orders (AD:
OCTG from Mexico; and CVD: OCTG and seamless pipe from Italy) are the subject of a full review. The ITC is conducting full reviews of all the cases, despite the fact that responses by some of the respondent countries were inadequate.

         The U. S. Steel Group's domestic businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel Group believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel Group's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. For further information, see Environmental Proceedings on page 42, Legal Proceedings on page 42, and Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies on page S-30.

         USSK does business primarily in Central Europe and is subject to market conditions in this area which are similar to domestic factors, including excess world supply, and also can be influenced by matters peculiar to international marketing such as tariffs.

Business Strategy

         U. S. Steel Group produces raw steel at Gary Works in Indiana, Mon Valley Works in Pennsylvania, Fairfield Works in Alabama, and USSK in Kosice, Slovak Republic.

         U. S. Steel Group has responded to competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. These products include bake hardenable steels and coated sheets for the automobile and appliance industries, laminated sheets for the manufacture of motors and electrical equipment, higher strength plate products, improved tin mill products for the container industry and oil country tubular goods. Several recent modernization projects further support U. S. Steel Group's objectives of providing value-added products and services to customers. These projects include, for the automotive industry - the degasser facility at Mon Valley Works, the second hot-dip galvanized sheet at PRO-TEC, the Fairless Works galvanizing line upgrade and the cold reduction mill upgrades at Gary Works and Mon Valley Works; for the construction industry - the dual coating lines at Fairfield Works and Mon Valley Works; for the tubular market - the Fairfield Works pipemill upgrade and acquiring full ownership of Lorain Tubular Company LLC's tubular facilities and for the plate market - the heat treat facility at the Gary Works plate mill. Also, a new pickle line was built at the Mon Valley Works which replaced three older and less efficient facilities located at Fairless Works and Mon Valley Works.

         Through its purchase in 2000 of USSK, which held the steel producing operations and related assets of VSZ a.s. in the Slovak Republic, the U. S. Steel Group took a major strategic step by expanding offshore and following many of its customers into the European market. The objective is to advance USSK to become a leader among European steel producers and the prime supplier of flat-rolled steel to the growing central European market. This globalization strategy is also being pursued through our Acero Prime joint venture in Mexico. The location of this joint venture allows for easy servicing and just-in-time delivery to customers throughout Mexico.

         In addition, in October 2000, U. S. Steel Group entered into an agreement with LTV Corporation ("LTV") to purchase LTV's tin mill products business, including its Indiana Harbor, Indiana tin operations. This acquisition recently closed and was effective March 1, 2001. Under this agreement, U. S. Steel Group will lease the land and take title to the buildings, facilities and inventory of LTV's Indiana Harbor tin operations. U. S. Steel Group intends to operate these facilities as an ongoing business and tin mill employees at Indiana Harbor became U. S. Steel Group employees. The U. S. Steel Group and LTV also entered into 5-year agreements for LTV to supply U. S. Steel Group with pickled hot bands and for U. S. Steel Group to provide LTV with processing of cold rolled steel. U. S. Steel Group will not lease the land or take title to the buildings of LTV's Aliquippa, Pennsylvania tin operations. However, U. S. Steel Group has the right to transfer certain tin line equipment from Aliquippa to Indiana Harbor and other U. S. Steel Group tin operations to upgrade those facilities.

         In addition to the modernization of its production facilities, USX has entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin mill, tubular, bar and plate consuming industries.

         U. S. Steel Group continues to pursue lower manufacturing cost objectives through continuing cost improvement programs. These initiatives include, but are not limited to, reduced production cycle time, improved yields, increased customer orientation and improved process control. In January 2001,
U. S. Steel domestic operations requested from current suppliers an immediate, temporary eight percent price reduction from existing levels.

         The following table lists products and services by facility or business unit:

      Domestic Steel
      --------------
         Gary.............................................   Sheets; Tin Mill; Plates; Coke
         Fairfield........................................   Sheets; Tubular
         Mon Valley.......................................   Sheets
         Fairless.........................................   Sheets; Tin Mill
         USS-POSCO/(a)/...................................   Sheets; Tin Mill
         Lorain Tubular Company LLC.......................   Tubular
         Republic Technologies International, LLC/(a)/....   Bar
         PRO-TEC/(a)/.....................................   Galvanized Sheet
         Clairton.........................................   Coke
         Clairton 1314B Partnership/(a)/..................   Coke
         Transtar/(a)/....................................   Transportation
         Minntac..........................................   Taconite Pellets
         U. S. Steel Mining...............................   Coal
         Resource Management..............................   Administration of Mineral, Coal and Timber Properties
         USX Realty Development...........................   Real estate sales, leasing and management
         USX Engineers and Consultants....................   Engineering and Consulting Services
      USSK
      ----
         U. S. Steel Kosice s.r.o.........................   Sheets; Tin Mill; Plates; Coke
         ------------------------------------------------------------------------------------------------------------------
         /(a)/  Equity investee

U. S. Steel Domestic Operations

         U. S. Steel domestic operations includes plants which produce steel products in a variety of forms and grades. Raw steel production was 11.4 million tons in 2000, compared with 12.0 million tons in 1999 and 11.2 million tons in 1998. Raw steel produced was nearly 100% continuous cast in 2000, 1999 and 1998. Raw steel production averaged 89% of capability in 2000, compared with 94% of capability in 1999 and 88% of capability in 1998. U. S. Steel's stated annual raw steel production capability was 12.8 millions tons for 2000 (7.5 million at Gary Works, 2.9 million at Mon Valley Works, and 2.4 million at Fairfield Works).

         Steel shipments were 10.8 million tons in 2000, 10.6 million tons in 1999 and 10.7 million tons in 1998. U. S. Steel Group shipments comprised approximately 9.8% of domestic steel shipments in 2000. Exports accounted for approximately 5% of U. S. Steel Group shipments in 2000, 3% in 1999 and 4% in 1998.

         The following tables set forth significant U. S. Steel domestic operations shipment data by major markets and products for each of the last three years. Such data does not include shipments by joint ventures and other affiliates of USX accounted for by the equity method.

Steel Shipments By Market and Product (United States production only)

                                                                  Sheets &       Tubular,
                                                                Semi-finished   Plate & Tin
Major Market - 2000                                                 Steel      Mill Products     Total
------------------------------------------------------------------------------------------------------
(Thousands of Net Tons)
Steel Service Centers.........................................       1,636          679         2,315
Further Conversion:
     Trade Customers..........................................         742          432         1,174
     Joint Ventures...........................................       1,771            -         1,771
Transportation (Including Automotive).........................       1,206          260         1,466
Containers....................................................         182          520           702
Construction and Construction Products........................         778          158           936
Oil, Gas and Petrochemicals...................................           -          973           973
Export........................................................         346          198           544
All Other.....................................................         748          127           875
                                                                     -----        -----        ------
        TOTAL.................................................       7,409        3,347        10,756
                                                                     =====        =====        ======

Major Market - 1999
-------------------
(Thousands of Net Tons)
Steel Service Centers.........................................       1,867          589         2,456
Further Conversion:
     Trade Customers..........................................       1,257          376         1,633
     Joint Ventures...........................................       1,818            -         1,818
Transportation (Including Automotive).........................       1,280          225         1,505
Containers....................................................         167          571           738
Construction and Construction Products........................         660          184           844
Oil, Gas and Petrochemicals...................................           -          363           363
Export........................................................         246           75           321
All Other.....................................................         819          132           951
                                                                     -----        -----        ------
     TOTAL....................................................       8,114        2,515        10,629
                                                                     =====        =====        ======

Major Market - 1998
-------------------
(Thousands of Net Tons)
Steel Service Centers.........................................       1,867          696         2,563
Further Conversion:
     Trade Customers..........................................         706          434         1,140
     Joint Ventures...........................................       1,473            -         1,473
Transportation (Including Automotive).........................       1,438          347         1,785
Containers....................................................         222          572           794
Construction and Construction Products........................         809          178           987
Oil, Gas and Petrochemicals...................................           -          509           509
Export........................................................         226          156           382
All Other.....................................................         867          186         1,053
                                                                     -----        -----        ------
     TOTAL....................................................       7,608        3,078        10,686
                                                                     =====        =====        ======

         USX and its wholly owned entity, U. S. Steel Mining, have domestic coal properties with demonstrated bituminous coal reserves of approximately 787 million net tons at year-end 2000 and at year-end 1999. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Illinois, Indiana, Pennsylvania, Tennessee and West Virginia. Approximately 93% of the reserves are owned, and the rest are leased. The leased properties are covered by leases which expire in 2005 and 2012. During 2000, the U. S. Steel Group recorded $71 million of impairments relating to coal assets located in West Virginia and Alabama. The impairment was recorded as a result of a reassessment of long-term prospects after geological conditions were encountered. U. S. Steel Mining's coal production was 6.2 million tons in 2000, compared with 6.6 million tons in 1999 and 8.2 million tons in 1998. Coal shipments were 6.8 million tons in 2000, compared with 6.9 million tons in 1999 and 7.7 million tons in 1998.

         USX controls domestic iron ore properties having demonstrated iron ore reserves in grades subject to beneficiation processes in commercial use by U. S. Steel domestic operations of approximately 710 million tons at year-end 2000, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials. All demonstrated reserves are located in Minnesota. Approximately 32% of these reserves are owned and the remaining 68% are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 2021 to 2026. U. S. Steel Group's iron ore operations at Mt. Iron, Minnesota ("Minntac") produced
16.3 million net tons of taconite pellets in 2000, 14.3 million net tons in 1999 and 15.8 million net tons in 1998. Taconite pellet shipments were 15.0 million tons in 2000, compared with 15.0 million tons in 1999 and 15.4 million tons in 1998.

         USX's Resource Management administers the remaining mineral lands and timber lands of U. S. Steel domestic operations and is responsible for the lease or sale of these lands and their associated resources, which encompass approximately 270,000 acres of surface rights and 1,500,000 acres of mineral rights in 13 states.

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

         For significant operating data for U. S. Steel Group for each of the last five years, see "USX Consolidation Financial Statements and Supplementary Data - Five-Year Operating Summary - U. S. Steel Group" on page U-37.

         USX participates directly and through subsidiaries in a number of joint ventures included in the Domestic Steel segment. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are at least 50% owned except Transtar, Republic, Acero Prime and the Clairton 1314B Partnership. For financial information regarding joint ventures and other investments, see "Financial Statements and Supplementary Data - Notes to Financial Statements -
16. Investments and Long-Term Receivables" for the U. S. Steel Group on page
S-16.

          USX and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture, USS-POSCO, which owns and operates the former U.
S. Steel Pittsburg, California plant. The joint venture markets high quality sheet and tin products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel, with hot bands principally provided by U. S. Steel Group and POSCO. Total shipments by USS-POSCO were approximately 1.5 million tons in 2000.

         USX owns approximately a 16% interest in Republic Technologies International, LLC ("Republic"), a subsidiary of Republic Technologies International Holdings, LLC which is controlled by Blackstone Capital Partners
II. Republic produces raw steel, semi-finished steel products and bar products. Total shipments by Republic were approximately 2.5 million tons in 2000.

         USX and Kobe Steel, Ltd. ("Kobe") participate in a joint venture, PRO-TEC, which owns and operates two hot-dip galvanizing lines in Leipsic, Ohio. The first galvanizing line commenced operations in early 1993. In November 1998, operations commenced on a second hot-dip galvanized sheet line which expanded PRO-TEC's capacity nearly 400,000 tons a year to 1.0 million tons annually. Total shipments by PRO-TEC were approximately 1.0 million tons in 2000.

         USX and Worthington Industries Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. In 2000, Worthington Specialty Processing shipments were approximately 299 thousand tons.

         USX and Rouge Steel Company participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. This facility enables U. S. Steel Group to supply the automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Availability of the facility is shared equally by the partners. In 2000, DESCO produced approximately 799 thousand tons of electrogalvanized steel.

         USX and Olympic Steel, Inc. participate in a 50-50 joint venture to process laser welded sheet steel blanks at a facility in Van Buren, Michigan. The joint venture conducts business as Olympic Laser Processing. Startup began in 1998. In February 2000 an expansion project was announced adding two manually operated welding lines. The expansion will create the needed flexibility and capacity to service current and growing requirements for automotive laser weld applications. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. U. S. Steel Group is the venture's primary customer and is responsible for marketing the laser-welded blanks. In 2000, Olympic Laser Processing shipments were approximately 676 thousand parts.

         In 2000, USX owned a 46% interest in Transtar, which in 1988 purchased the former domestic transportation businesses of USX including railroads, a dock company, USS Great Lakes Fleet, Inc. and Warrior & Gulf Navigation Company. Blackstone Transportation Partners, L.P. and Blackstone Capital Partners L.P., both affiliated with The Blackstone Group, together owned 53% of Transtar, and the senior management of Transtar owned the remaining 1%. In October 2000, Transtar announced that it had entered into a Reorganization and Exchange Agreement with its two voting shareholders, USX and Transtar Holdings, L.P. ("Holdings"), an affiliate of Blackstone Capital Partners L.P. Upon closing, USX will become sole owner of Transtar and certain of its subsidiaries, namely, the Birmingham Southern Railroad Company; the Elgin, Joliet and Eastern Railway Company; the Lake Terminal Railroad Company; the McKeesport Connecting Railroad Company; the Mobile River Terminal Company, Inc.; the Union Railroad Company; the Warrior & Gulf Navigation Company; and Tracks Traffic Management Services, Inc. and their subsidiaries. Holdings will own the other subsidiaries.

         In 1998, USX and VSZ a.s. ("VSZ"), formed a 50-50 joint venture in Kosice, Slovak Republic for the production and marketing of tin mill products. VSZ's interest in the joint venture was transferred as part of the November 24, 2000 transaction in which USX purchased USSK. In 2000, through the date of the acquisition, the former joint venture shipments were approximately 148 thousand net tons.

         USX, through its subsidiary, United States Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., participate in a joint venture, Acero Prime, for a slitting and warehousing facility in San Luis Potosi, Mexico. In May 2000, an expansion project was announced for the joint venture. The expansion project involves the construction of a 60,000 square-foot addition that will double the current facility's size and total warehousing capacity. A second slitting line and an automatic packaging system will also be installed as part of the project. Also, a new 70,000 square-foot, in-bond warehouse facility will be built in Coahuilla state in Ramos Arizpe. The warehouse will store and manage coil inventories. Startup is scheduled for the first quarter of 2001. In 2000, the joint venture processed approximately 95 thousand tons.

         On February 24, 2000, U. S. Steel Group entered into a strategic alliance with e-STEEL Corporation ("e-STEEL"), a leading online exchange for the global steel industry. e-STEEL provides an easy-to-use, secure web site where both steel buyers and sellers can initiate, describe, specifically target, negotiate in real time, and conclude transactions online. As part of the agreement, U. S. Steel Group has taken a minority stake in e-STEEL. e-STEEL also entered into agreements with USX Engineers and Consultants, Inc., a wholly owned subsidiary of USX, for joint marketing and implementation of system integration services.

U. S. Steel Kosice

         On November 24, 2000, USX completed the acquisition of the steelmaking operations and related assets of VSZ located in Kosice in the Slovak Republic. These operations are now operating as USSK. The commercial strategy is to serve existing U. S. Steel Group customers in Central Europe and to grow our customer base in this region. For more information on this transaction, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 5. Business Combination" for the U. S. Steel Group on page S-8.

         USSK produces steel products in a variety of forms and grades. For the 38 days of U. S. Steel Group's ownership in 2000, USSK raw steel production was 382 thousand tons or 82% of capability, based on annual capability of 4.5 million tons. USSK has three blast furnaces, two steel shops with two vessels each, a dual strand caster attached to each steel shop, a hot strip mill, cold rolling mill, pickling lines, galvanizing line, tin coating line and two coke batteries. Raw steel produced in 2000 was 100% continuous cast.

         USSK shipped 317 thousand tons following the acquisition. These shipments included sheet products, galvanized sheet products, tin mill products and plate products. In addition, USSK includes Walzwerk Finow GmbH, located in eastern Germany, which produces about 90,000 tons per year of welded precision steel tubes from both cold rolled and hot rolled product as well as cold rolled specialty shaped sections. USSK also has facilities for manufacturing heating radiators and spiral weld pipe.

         A majority of product sales by USSK are anticipated to be denominated in Euros while only a small percent of expected expenditures is anticipated to be in Euros. In addition, most interest and debt payments will be in U.S. dollars and the majority of other spending is expected to be in U.S. dollars and the Slovak koruna. This introduces exposure to currency fluctuations.

Property, Plant and Equipment Additions

         For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures for the U. S. Steel Group" on page S-28.

Environmental Matters

         The U. S. Steel Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The Environmental Affairs organization has the responsibility to ensure that the U.
S. Steel Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of the U. S. Steel Group, is charged with reviewing its overall performance with various environmental compliance programs. Also, the U. S. Steel Group, largely through the American Iron and Steel Institute, continues its involvement in the negotiation of various air, water, and waste regulations with federal, state and local governments concerning the implementation of cost effective pollution reduction strategies.

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

         For a discussion of environmental capital expenditures and the cost of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Environmental Matters, Litigation and
Contingencies" on page S-30 and "Legal Proceedings" for the U. S. Steel Group on page 42.

         The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on
U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see "Legal Proceedings" on page 42, and "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page S-30.

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

         The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology ("MACT") Standards. The amendment to the Chrome Electroplating MACT to include the chrome processes at Gary and Fairless is expected sometime in the next couple years. The EPA is also promulgating MACT standards for integrated iron and steel plants and taconite iron ore processing which are expected to be finalized in 2002. The impact of these new standards could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the rules are finalized.

         The CAA specifically addressed the regulation and control of coke oven batteries. The National Emission Standard for Hazardous Air Pollutants for coke oven batteries was finalized in October 1993, setting forth the MACT standard and, as an alternative, a Lowest Achievable Emission Rate ("LAER") standard. Effective January 1998, U. S. Steel elected to comply with the LAER standards.
U. S. Steel believes it will be able to meet the current LAER standards. The LAER standards will be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020. EPA is in the process of developing the Phase II Coke MACT for pushing, quenching and battery stacks which is scheduled to be finalized in 2002. This MACT will impact U. S. Steel, but the cost cannot be reasonably estimated at this time.

         The CAA also mandates the nationwide reduction of emissions of acid rain precursors (sulfur dioxide and nitrogen oxides) from fossil fuel-fired electrical utility plants. U. S. Steel, like all other electricity consumers, will be impacted by increased electrical energy costs that are expected as electric utilities seek rate increases to comply with the acid rain requirements.

         In September 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and particulate matter which are significantly more stringent than prior standards. EPA has issued a Nitrogen Oxide ("NOx") State Implementation Plan ("SIP") call to require certain states to develop plans to reduce NOx emissions focusing on large utility and industrial boilers. The impact of these revised standards could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the final revised standards and the NOx SIP call are issued and, more importantly, the states implement their SIPs covering their standards.

         In 2000, all of the coal production of U. S. Steel Mining was metallurgical coal, which is primarily used in coke production. While USX believes that the new environmental requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke. The new ozone and particulate matter standards could be significant to U. S. Steel Mining, but the cost is not capable of being reasonably estimated until rules are proposed or finalized.

Water

         The U. S. Steel Group maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System ("NPDES") program of the CWA, and it is in compliance with such permits. In 1998, USX entered into a consent decree with the Environmental Protection Agency ("EPA") which resolved alleged violations of the Clean Water Act NPDES permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, USX paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, USX will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and USX is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $36.4 million over the next five years. Estimated remediation and monitoring costs for this project have been accrued.

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

         The U. S. Steel Group is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, and it is possible that additional matters may come to its attention which may require remediation. For a discussion of remedial actions related to the U. S. Steel Group, see "Legal Proceedings - U. S. Steel Group Environmental Proceedings" on page 42.

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

         Unless otherwise indicated, all reserves shown are as of December 31, 2000.

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

Marathon Group

Posted Price Litigation

         The Marathon Group, alone or with other energy companies, was named in a number of lawsuits in State and Federal courts alleging various causes of action related to crude oil royalty payments based on posted prices, including underpayment of royalty interests, underpayment of severance taxes, antitrust violations, and violation of the Texas common purchaser statute. Plaintiffs in these actions included governmental entities and private entities or individuals. Except for the litigation described in the following paragraph, all posted price litigation involving crude oil royalties has been resolved as to Marathon.

         During November 1997, Marathon and over twenty other defendants entered into a proposed class settlement agreement covering antitrust and contract claims from January 1, 1986, through September 30, 1997, excluding federal and Indian royalty claims, common purchaser claims and severance tax claims. A new settlement agreement was filed with the U.S. District Court for the Southern District of Texas on June 26, 1998, which replaced the November 1997 Settlement Agreement. The new settlement agreement omits from the settlement class all State entities which receive royalty payments and only covers private claimants. At a hearing on December 1, 1998, the court preliminarily approved the new settlement agreement for the group of defendants of which Marathon is a part. The new settlement agreement settles all private claims, subject to opt-outs. The agreement was approved by the court in April 1999. The approval of the settlement has been appealed to the 5th Circuit Court of Appeals. A decision from the court is expected in 2001. This statement as to the expected decision from the court is a forward-looking statement. Predictions as to the date of the decision are subject to uncertainties with respect to (among other things) the court's docket and caseload.

         Marathon has been named by private plaintiffs as a defendant, along with 17 other energy companies, in a lawsuit under the False Claims Act in the U.S. District Court for the Eastern District of Texas. In February 2001, Marathon paid $7.7 million to settle this dispute over the calculation and amount of royalties due from leases on federal and Native American lands between 1988 and 1998.

         Marathon is a named defendant in Wright v. Chevron, et al., a qui tam case originally filed in the U.S. District Court for the Eastern District of Texas against over 125 companies which alleges violations under the federal False Claims Act arising from the reporting and payment of royalties on natural gas and natural gas liquids in connection with leases on federal and Native American lands. The Department of Justice decided not to intervene in the case against Marathon.

         The Marathon Group intends to vigorously defend such remaining cases.

Manteo

         On July 18, 1997, the United States Court of Federal Claims, Case No. 92-331C, entered a judgment in the amount of $78 million in favor of Marathon Oil Company and against the United States of America. The U.S. government was effectively ordered to return lease bonuses that Marathon paid in 1981 for interest in five oil and gas leases offshore North Carolina. The lawsuit filed in May 1992 alleged, inter alia, that the federal government breached the leases through passage of legislation which disputed the company's rights to explore, develop, and produce hydrocarbons from the leases. The Department of Justice appealed the trial court's decision to the U.S. Court of Appeals for Federal Claims which reversed the trial court. During the fourth quarter of 1999, Marathon's request for Writ of Certiorari to the U.S. Supreme Court was granted. On June 26, 2000, the U.S. Supreme Court reversed and remanded the case to the U.S. Court of Appeals for the Federal Circuit for further action. The court of appeals subsequently ordered full restitution. The U.S. government's request for reconsideration was denied.

FTC Investigation

         On June 27, 2000, the Federal Trade Commission ("FTC") issued a subpoena to MAP as part of an investigation to determine whether firms engaged in the production, transportation, distribution, marketing or sale of petroleum products have engaged in any unfair methods of competition in the Midwest in violation of Section 5 of the Federal Trade Commission Act. MAP responded to the subpoena and has cooperated with the investigation. On June 29, 2000, MAP received a demand for information from the Wisconsin Attorney General which is substantially similar to the FTC subpoena. MAP has responded to the request and certain other informal requests for information.

         The investigation was in response to gasoline price increases during the summer of 2000, particularly those in the Midwest. MAP believes that much of the increase nationwide was related to the price of crude oil, which nearly tripled between January 1999 and the summer of 2000, and to the implementation of regulations which force refiners to produce an ever-widening array of motor fuels for different markets. In addition to these factors, the Midwest had been experiencing an imbalance of gasoline supply and demand. The primary causes of this imbalance were new fuels required June 1, 2000 for the Chicago, Milwaukee and St. Louis markets and a series of pipeline and refinery disruptions. MAP believes that it properly responded to market forces in its gasoline pricing practices.

Environmental Proceedings

         The following is a summary of proceedings attributable to the Marathon Group that were pending or contemplated as of December 31, 2000, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under Item 3. "Legal Proceedings" above takes such matters into account.

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

         At December 31, 2000, USX had been identified as a PRP at a total of 13 CERCLA waste sites related to the Marathon Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with all but one of these sites will be under $1 million per site, and most will be under $100,000. USX believes that its liability for cleanup and remediation costs in connection with the one remaining site will be under $2.5 million.

         In addition, there are 6 waste sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

         There are also 115 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 15 were associated with properties conveyed to MAP by Ashland which has retained liability for all costs associated with remediation. Based on currently available information, which is in many cases preliminary and incomplete, the Marathon Group believes that its liability for cleanup and remediation costs in connection with 20 of these sites will be under $100,000 per site, 32 sites have potential costs between $100,000 and $1 million per site, 10 sites may involve remediation costs between $1 million and $5 million per site and 6 sites have incurred remediation costs of more than $5 million per site. Of the 6 sites, only 1 site as described in the following paragraph has future costs that are estimated to exceed $5 million. There are 32 sites with insufficient information to estimate any remediation costs.

         There is one site that involves a remediation program in cooperation with the Michigan Department of Environmental Quality at a closed and dismantled refinery site located near Muskegon, Michigan. During the next 10 to 20 years, the Marathon Group anticipates spending less than $7 million at this site. Expenditures in 2001 are expected to be approximately $500,000. Additionally, negotiations are taking place with Michigan Department of Environmental Quality to eventually perform a risk-based closure on this site.

         In October 1998, the National Enforcement Investigations Center and Region V of the EPA conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. MAP has been advised, in ongoing discussions with the EPA, as to certain compliance issues regarding MAP's Detroit and Robinson refineries. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspection at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for Benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations.

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

         While MAP has not been notified of any formal findings or violations resulting from either the information requests or inspections regarding NSR compliance, MAP has been informed during discussions with the EPA of potential non-compliance concerns of the EPA based on these inspections and other information identified by the EPA. Recently, discussions with the EPA have included commitment to some specific control technologies and implementation schedules, but not penalties. In addition, MAP anticipates that some or all of the non-NSR related issues arising from the multi-media inspections may also be resolved as part of the current discussions with the EPA. A negotiated resolution with the EPA could result in increased environmental capital expenditures in future years, in addition to as yet, undetermined penalties.

         In connection with the multi-media inspection at MAP's Detroit refinery, in December 1998, EPA, Region V issued a Notice of Violation against the refinery alleging that, as a result of "stack tests" conducted in 1992, 1995, 1997 and 1998, at the fluid catalytic cracking unit and the fluid catalytic cracking unit carbon monoxide boiler, the refinery exceeded the emission limits for particulate matter and sulfur dioxide thereby violating the CAA.

         In January 1997, a Notice of Violation ("NOV") was served by the Illinois Environmental Protection Agency on the Marathon Group, including Marathon Oil Company (Robinson Refinery and Brand Marketing, now operating organizations within MAP), Marathon Pipe Line Company (now Marathon Ashland Pipe Line LLC) and Emro Marketing Company (now Speedway SuperAmerica LLC), consolidating various alleged violations of federal and state environmental laws and regulations relating to air, water and soil contamination. Three of these matters have been resolved through two court consent decrees (relating to an Underground Storage Tank ("UST") site in Chicago, Illinois and Stage II Vapor Recovery Systems at certain station sites) and an administrative order (a UST site in Springfield, Illinois) with civil penalties of less than $100,000 per matter. Three more matters have settlements in concept (two refining and one pipeline) with civil penalties of less than $100,000 per matter.

         In October 1996, EPA Region V issued a Finding of Violation against the Robinson refinery alleging that it does not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the CAA, because the refinery's Total Annual Benzene releases exceed the limitation of 10 megagrams per year, and as a result, the refinery is in violation of the emission control, record keeping, and reports requirements. The Marathon Group contends that it does qualify for the exemption. However, in February 1999, the U.S. Department of Justice ("DOJ") in Chicago, Illinois, filed a civil complaint in the U.S. District Court for the Southern District of Illinois alleging six counts of violations of the CAA with respect to the benzene releases. The case has been settled in concept with Marathon and MAP agreeing to pay a combined $1.8 million civil penalty and conduct various injunctive remedies. It is anticipated that a consent decree will be negotiated and agreed to in the first half of 2001.

         In connection with the formation of MAP all three of the refineries owned by Ashland Inc. ("Ashland") were conveyed effective January 1, 1998, to MAP or its subsidiaries. Ashland reported in its 1997 Form 10-K, that during 1997, the EPA completed comprehensive inspections of these three refineries, prior to formation of MAP. These inspections resulted in a consent decree, which required Ashland to pay civil penalties and to undertake specific remedial projects and improvements at the refinery sites, as well as a number of supplemental environmental projects involving improvements to the facilities' operations. Under the terms of its agreements with MAP, Ashland has retained responsibility for matters arising out of these inspections, including commencement of work as soon as practical on certain enumerated projects. During 2000, Ashland continued its work under its consent decree with the EPA regarding these matters.

         In 2000, the Kentucky Natural Resources and Environmental Cabinet ("Cabinet") sent Catlettsburg Refining, LLC a NOV seeking a $150,000 civil penalty for a tank rupture and spill at the Catlettsburg refinery. This matter is pending.

         In 2000, the Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a $300,000 civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. Discussions with the Cabinet have been ongoing.

U. S. Steel Group

Inland Steel Patent Litigation

         In July 1991, Inland Steel Company ("Inland") filed an action against USX and another domestic steel producer in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants had infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $50 million and an injunction against future infringement. USX in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, a jury found USX to have infringed the patents. The District Court has yet to rule on the validity of the patents. In July 1993, the U.S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of USX and the other steel producer. A further request was submitted by USX to the Patent Office in October 1993, presenting additional questions as to patentability which was granted and consolidated for consideration with the original request. In 1994, the Patent Office issued a decision rejecting all claims of the Inland patents. On September 21, 1999, the Patent Office Board of Appeals affirmed the decision of the Patent Office. Inland filed a notice of appeal with the Court of Appeals for the Federal Circuit on November 17, 1999. A hearing was held before the court on January 10, 2001, and the decision is pending.

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

Environmental Proceedings

         The following is a summary of the proceedings attributable to the U. S. Steel Group that were pending or contemplated as of December 31, 2000, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. Legal Proceedings" above takes such matters into account.

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

         At December 31, 2000, USX had been identified as a PRP at a total of 25 CERCLA sites related to the U. S. Steel Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with 11 of these sites will be between $100,000 and $1 million per site and 7 will be under $100,000.

         At the remaining 7 sites, USX expects that its share in the remaining cleanup costs at any single site will not exceed $5 million, although it is not possible to accurately predict the amount of USX's share in any final allocation of such costs. Following is a summary of the status of these sites:

         1. At USX's former Duluth, Minn. Works, USX spent a total of approximately $11.2 million through 2000. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. USX is conducting an engineering study of the estuary sediments and the construction of a breakwater in the estuary. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable.

         2. The Buckeye Reclamation Landfill, near St. Clairsville, Ohio, has been used at various times as a disposal site for coal mine refuse and municipal and industrial waste. USX is one of 15 PRPs that have entered into an agreed order with the EPA to perform a remediation of the site. Implementation of the remedial design plan, resulting in a long-term cleanup of the site, is estimated to cost approximately $28.5 million.

              One of the PRPs filed suit against the EPA, the Ohio Environmental Protection Agency, and 13 PRPs including USX. The EPA, in turn, filed suit against the PRPs to recover $1.5 million in oversight costs. In May 1996, USX entered into a final settlement agreement to resolve this litigation and the overall allocation. USX agreed to pay 4.8% of the estimated costs which would result in USX paying an additional amount of approximately $1.1 million over a two- to three-year period. To date USX has spent $900,000 at the site. Remediation commenced in 1999 and should be substantially completed in 2001.

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

         4. The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. The EPA undertook the dismantling of the Berks Site's former processing area and instituted a cost recovery suit in July 1991 against 30 former Berks Site customers, as PRPs to recover $8 million it expended in the process area dismantling. The 30 PRPs targeted by the EPA joined over 400 additional PRPs in the EPA's cost recovery litigation. On June 30, 1993, the EPA issued a unilateral administrative order to the original 30 PRPs ordering remediation which the EPA estimated would cost over $70 million. In June 1996, the PRPs proposed an alternative remedy estimated to cost approximately $20 million. USX expected its share of these costs to be approximately 7%. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. In 1999, a new Record of Decision was approved by EPA and the DOJ. On January 19, 2001, USX signed a consent decree with the EPA to remediate this site. The cost to USX for remediating this site is approximately $450,000.

              In February 1996, USX and other Berks Site PRPs were sued by the Pennsylvania Department of Environmental Resources ("PaDER") for $6 million in past costs.

         5. In 1987 the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, Calif. DHS alleged that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid which were eventually taken to this landfill for disposal. The parties are attempting to negotiate a buyout arrangement with a third party remediation firm, whereby the firm would agree to take title to and remediate the site and also indemnify the PRPs. This commitment would be backed by pollution insurance. USX's share to participate in the buyout has been estimated at approximately $1.05 million.

         6. In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which USX paid $3.4 million. The EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the PaDER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation ("RI") which was issued in 1997. It is not possible to estimate accurately the cost of any remediation or USX's share in any final allocation formula; however, based on presently available information, USX may have been responsible for as much as 70% of the waste material deposited at the site. On October 10, 1995, the DOJ filed a complaint in the U.S. District Court for Western Pennsylvania against USX and other Municipal & Industrial Disposal Co. defendants to recover alleged costs incurred at the site. In June 1996, USX agreed to pay $245,000 to settle the government's claims for costs against USX, American Recovery, and Carnegie Natural Gas. In 1996, USX filed a cost recovery action against parties who did not contribute to the cost of the removal activity at the site. USX has reached a settlement in principle with all of the parties except the site owner. The PRPs are awaiting issuance of the State's Feasibility Study ("FS").

         7. USX participated with 35 other PRPs in performing removal work at the Ekotek/Petrochem site in Salt Lake City, Utah under the terms of a 1991 administrative order negotiated with the EPA. The removal work was completed in 1992 at a cost of over $9 million. In July 1992, the PRP Remediation Committee negotiated an administrative order on consent to perform a RI/FS of the site. The RI/FS was completed in 1995. A remediation plan estimated to cost $16.6 million was proposed by the EPA in 1995. In 1997, the EPA issued a revised Record of Decision with a remedial action estimated to cost $12.2 million. USX has contributed approximately $1.1 million through 1999 towards completing the removal work and performing the RI/FS. USX's proportionate share of costs presently being used by the PRP Remediation Committee is approximately 5% of the participating PRPs. The PRP Remediation Committee commenced cost recovery litigation against approximately 1,100 non-participating PRPs. Almost all of these defendants have settled their liability or joined the PRP Remediation Committee. In February 1997, the EPA issued an administrative order to USX and other PRPs to undertake the proposed remedial action and to reimburse approximately $5 million to de minimus PRPs who had earlier settled with the EPA on the basis of a substantially greater remedial cost estimate. On December 15, 1997, USX, along with forty other parties, signed a consent decree to clean up the site. Site cleanup commenced in 1999 and was completed in 2000. Payment has been made for all remediation work.

         In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

         There are also 29 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, the U. S. Steel Group believes that its liability for cleanup and remediation costs in connection with 4 of these sites will be under $100,000 per site, another 3 sites have potential costs between $100,000 and $1 million per site, and 7 sites may involve remediation costs between $1 million and $5 million. Another 3 sites, including the Grand Calumet River remediation at Gary Works, the Peters Creek Lagoon remediation at Clairton, and the potential claim for investigation, restoration and compensation of injuries to sediments in the East Branch of the Grand Calumet River near Gary Works, have or are expected to have costs for remediation, investigation, restoration or compensation in excess of $5 million. Potential costs associated with remediation at the remaining 12 sites are not presently determinable.

         The following is a discussion of remediation activities at the U. S. Steel Group's major facilities:

Gary Works

         In 1990 a consent decree was signed by USX which, among other things, required USX to study and implement a program to remediate the sediment in a portion of the Grand Calumet River. USX has developed a sediment remediation plan for the section of the Grand Calumet River that runs through Gary Works. As proposed, this project would require five to six years to complete after approval and would be followed by an environmental recovery validation. The estimated program cost, which has been accrued, is approximately $36.4 million. In 1998, USX entered into a consent decree with the EPA which provides for the expanded sediment remediation program and resolves alleged violations of the prior consent decree and National Pollutant Discharge Elimination System permit since 1990. In 1999, USX paid civil penalties of $2.9 million for alleged violations of the Clean Water Act at Gary Works. In addition, USX has entered into a consent decree with the public trustees to settle natural resource damage claims for the portion of the Grand Calumet River that runs through Gary Works. This settlement obligates USX to purchase and restore several parcels of property and pay $1.5 million in past and future assessment and monitoring costs. In 1999, USX reimbursed past assessment costs of $570,000 and purchased properties which were conveyed to trustees.

         In October 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The Public Trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a NRD Assessment. USX was identified as a PRP along with 15 other companies owning property along the river and harbor canal. USX and eight other PRPs have formed a joint defense group. The Trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the Trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group is discussing settlement opportunities with the Trustees and EPA.

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

         IDEM issued NOVs to USS Gary Works in 1994 alleging various violations of air pollution requirements. In early 1996, USX paid a $6 million penalty and agreed to install additional pollution control equipment and programs and implement programs costing over $100 million over a period of several years. In 1999, USS Gary Works entered into an Agreed Order with IDEM to resolve outstanding air issues. USX paid a penalty of $207,400 and installed equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions. In November 1999, IDEM issued to USS Gary Works a NOV alleging various air violations. USS and IDEM are in the process of negotiating an Agreed Order.

         In February 1999, the DOJ and EPA issued a letter demanding a cash payment of approximately $4 million to resolve a Finding of Violation issued in 1997 alleging improper sampling of benzene waste streams at Gary Coke. On September 18, 2000, a Consent Decree was entered which required USX to pay a civil penalty of $587,000 and to replace PCB transformers as a Supplemental Environmental Program ("SEP") at a cost of approximately $2.2 million. Payment of the civil penalty was made on October 13, 2000.

Clairton

         In 1987, USX and the PaDER entered into a consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That consent Order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PaDER reached agreement to amend the consent Order. Under the amended Order, USX agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $8.8 million with another $634,000 presently projected to complete the project.

Fairless Works

         In January 1992, USX commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to the RCRA, under which USX would perform a RFI and a CMS at Fairless Works. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at Fairless Works. USX is working with the Commonwealth of Pennsylvania to use PA Act 2 to facilitate the site cleanup.

Fairfield Works

         In December 1995, USX reached an agreement in principle with the EPA and the DOJ with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by USX and the United States and filed with the court on December 11, 1997, under which USX will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is underway. The first RFI work plan for the site will be submitted for agency approval in the first quarter of 2001.

         In November 2000, Fairfield received a Notice of Violation from Jefferson County Health Department ("JHCD") alleging violation of the Halogenated Solvent NESHAP and the JCHD VOC regulation at the Sheet Mill Stretch Leveler. USX has proposed a civil penalty of $100,000 and a VOC emission limit.

Mon Valley Works/Edgar Thomson Plant

         In September 1997, USX received a draft consent decree addressing issues raised in a NOV issued by the EPA in January 1997. The NOV alleged air quality violations at U. S. Steel's Edgar Thomson Plant, which is part of Mon Valley Works. The draft consent decree addressed these issues, including various operational requirements, which EPA believed were necessary to bring the plant into compliance. USX has completed implementing the compliance requirements identified by EPA. USX has paid a cash penalty of $550,000 and implemented five SEPs valued at approximately $1.5 million in settlement of the government's allegations. On February 1, 2000, the U.S. District Court for Western Pennsylvania entered the consent decree.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market on which Marathon Stock and Steel Stock are traded is the New York Stock Exchange. Information concerning the high and low sales prices for the common stocks as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Consolidated Financial Statements and Supplementary Data - Selected Quarterly Financial Data (Unaudited)"on page U-29.

         As of January 31, 2001, there were 64,511 registered holders of Marathon Stock and 49,940 registered holders of Steel Stock.

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

         Because the Board owes an equal duty to all common stockholders regardless of class, the Board is the appropriate body to deal with these matters. In order to assist the Board in this regard, the Board has adopted policies to serve as guidelines for the resolution of matters involving a conflict or a potential conflict, including policies dealing with the payment of dividends, limiting capital investment in the U. S. Steel Group over the long term to its internally generated cash flow and allocation of corporate expenses and other matters. The Board has been advised concerning the applicable law relating to the discharge of its fiduciary duties to the common stockholders in the context of the separate classes of USX common stock and has delegated to the Audit Committee of the Board the responsibility to review matters which relate to this subject and report to the Board. Under principles of Delaware law and the "business judgment rule,"absent abuse of discretion, a good faith determination made by a disinterested and adequately informed Board with respect to any matter having disparate impacts upon holders of Marathon and Steel Stock would be a defense to any challenge to such determination made by or on behalf of the holders of either class of USX common stock.

Item 6.  SELECTED FINANCIAL DATA
         USX - Consolidated

Dollars in millions (except per share data)             2000         1999         1998         1997         1996
-------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
   Revenues and other income/(a)(b)/..............   $ 39,914     $ 29,119      $28,077      $22,824      $ 22,938
      Income from operations/(b)/.................      1,752        1,863        1,517        1,705         1,779
      Includes:
      Inventory market valuation
         charges (credits)........................          -         (551)         267          284          (209)
      Gain on ownership change in MAP.............        (12)         (17)        (245)           -             -
   Income from continuing operations..............   $    411     $    705      $   674      $   908      $    946
   Income (loss) from discontinued operations.....          -            -            -           80             6
   Extraordinary losses...........................          -           (7)           -            -            (9)
                                                      -------      -------      -------      -------       -------
   Net income ....................................   $    411     $    698      $   674      $   988      $    943
   Noncash credit from exchange of
      preferred stock.............................          -            -            -           10             -
   Dividends on preferred stock...................         (8)          (9)          (9)         (13)          (22)
                                                      -------      -------      -------      -------       -------
   Net income applicable to common stocks.........   $    403     $    689      $   665      $   985      $    921
------------------------------------------------------------------------------------------------------------------

/(a)/ Consists of revenues, dividend and investee income (loss), gain on ownership change in MAP, net gains/(losses) on disposal of assets, gain on investee stock offering and other income.

/(b)/ Excludes amounts for the Delhi Companies (sold in 1997), which have been reclassified as discontinued operations. See Note 5 to the USX Consolidated Financial Statements, on page U-12.

--------------------------------------------------------------------------------

Common Share Data
Marathon Stock:
   Income before extraordinary losses
      applicable to Marathon Stock................   $    432     $    654      $   310      $   456      $    671
   Per share  - basic (in dollars)................       1.39         2.11         1.06         1.59          2.33
              - diluted (in dollars)..............       1.39         2.11         1.05         1.58          2.31

   Net income applicable to
      Marathon Stock..............................        432          654          310          456           664
   Per share  - basic (in dollars) ...............       1.39         2.11         1.06         1.59          2.31
              - diluted (in dollars)..............       1.39         2.11         1.05         1.58          2.29

   Dividends paid per share (in dollars)..........        .88          .84          .84          .76           .70
      Common Stockholders' Equity
         per share (in dollars)...................      15.70        15.38        13.95        12.53         11.62

SELECTED FINANCIAL DATA (contd.)
USX - Consolidated (contd.)

Dollars in millions (except per share data)             2000         1999         1998         1997           1996
-------------------------------------------------------------------------------------------------------------------
Steel Stock:
   Income (loss) before extraordinary losses
      applicable to Steel Stock...................   $    (29)    $      42     $    355     $    449     $     253
   Per share  - basic (in dollars) ...............       (.33)          .48         4.05         5.24          3.00
              - diluted (in dollars)..............       (.33)          .48         3.92         4.88          2.97

   Net income (loss) applicable to Steel Stock....        (29)           35          355          449           251
   Per share  - basic (in dollars) ...............       (.33)          .40         4.05         5.24          2.98
              - diluted (in dollars)..............       (.33)          .40         3.92         4.88          2.95

   Dividends paid per share (in dollars)..........       1.00          1.00         1.00         1.00          1.00
   Common Stockholders' Equity
      per share (in dollars)......................      21.58         23.23        23.66        20.56         18.37

-------------------------------------------------------------------------------------------------------------------

Balance Sheet Data - December 31:
   Capital expenditures - for year................   $  1,669     $   1,665     $  1,580     $  1,373     $   1,168
      Total assets................................     23,401        22,931       21,133       17,284        16,980
      Capitalization:
      Notes payable...............................   $    150     $       -     $    145     $    121     $      81
      Total long-term debt........................      4,460         4,283        3,991        3,403         4,212
      Preferred stock of subsidiary/(a)/..........        250           250          250          250           250
      Trust preferred securities/(a)/.............        183           183          182          182             -
      Minority interest in MAP....................      1,840         1,753        1,590            -             -
      Redeemable Delhi Stock/(b)/.................          -             -            -          195             -
      Preferred stock.............................          2             3            3            3             7
      Common stockholders' equity.................      6,762         6,853        6,402        5,397         5,015
                                                     --------     ---------     --------     --------     ---------
      Total capitalization........................   $ 13,647     $  13,325     $ 12,563     $  9,551     $   9,565
                                                     ========     =========     ========     ========     =========

   Ratio of earnings to fixed charges/(c)/........       3.89          4.32         3.56         3.79          3.65
   Ratio of earnings to combined fixed charges
      and preferred stock dividends/(c)/..........       3.79          4.20         3.45         3.63          3.41
-------------------------------------------------------------------------------------------------------------------

/(a)/ See Note 22 to the USX Consolidated Financial Statements, on page U-25. /(b)/ On January 26, 1998, USX redeemed all of the outstanding shares of Delhi
      Stock. For additional information regarding Delhi Stock, see Note 5 to the USX Consolidated Financial Statements, on page U-12.
/(c)/ Amounts represent combined fixed charges and earnings from continuing operations.

SELECTED FINANCIAL DATA (contd.)
USX - Marathon Group

Dollars in millions (except per share data)             2000         1999         1998         1997           1996
------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
   Revenues and other income/(a)/.................   $ 33,859     $ 23,707      $21,623      $15,775      $ 16,153
   Income from operations.........................      1,648        1,713          938          932         1,296
      Includes:
      Inventory market valuation
         charges (credits)........................          -         (551)         267          284          (209)
      Gain on ownership change in MAP.............        (12)         (17)        (245)           -             -
   Income before extraordinary losses.............        432          654          310          456           671
   Net income.....................................   $    432     $    654      $   310      $   456      $    664
   Net income applicable to
      Marathon Stock..............................   $    432     $    654      $   310      $   456      $    664

------------------------------------------------------------------------------------------------------------------
Per Common Share Data
   Income before extraordinary losses
      - basic.....................................   $   1.39     $   2.11      $  1.06      $  1.59      $   2.33
      - diluted...................................       1.39         2.11         1.05         1.58          2.31
   Net income   - basic...........................       1.39         2.11         1.06         1.59          2.31
                - diluted.........................       1.39         2.11         1.05         1.58          2.29
   Dividends paid.................................        .88          .84          .84          .76           .70
   Common stockholders' equity....................      15.70        15.38        13.95        12.53         11.62

------------------------------------------------------------------------------------------------------------------
Balance Sheet Data-December 31:
   Capital expenditures - for year................   $  1,425     $  1,378      $ 1,270      $ 1,038      $    751
   Total assets...................................     15,232       15,674       14,544       10,565        10,151

   Capitalization:
      Notes payable...............................   $     80     $      -      $   132      $   108      $     59
      Total long-term debt........................      2,085        3,368        3,515        2,893         2,906
      Preferred stock of subsidiary...............        184          184          184          184           182
      Minority interest in MAP....................      1,840        1,753        1,590            -             -
      Common stockholders' equity.................      4,845        4,800        4,312        3,618         3,340
                                                     ---------    ---------     --------     --------     ---------
         Total capitalization.....................   $  9,034     $ 10,105      $ 9,733      $ 6,803      $  6,487
------------------------------------------------------------------------------------------------------------------

/(a)/ Consists of revenues, dividend and investee income, gain on ownership change in MAP, net gains/(losses) on disposal of assets and other income.

SELECTED FINANCIAL DATA (contd.)
USX - U. S. Steel Group

Dollars in millions (except per share data)             2000         1999         1998         1997           1996
------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
   Revenues and other income/(a)/.................   $  6,132     $  5,470      $ 6,477      $ 7,156      $  6,872
   Income from operations.........................        104          150          579          773           483
   Income (loss) before extraordinary losses......        (21)          51          364          452           275
   Net income (loss)..............................   $    (21)    $     44      $   364      $   452      $    273
   Noncash credit from exchange
      of preferred stock..........................          -            -            -           10             -
   Dividends on preferred stock...................         (8)          (9)          (9)         (13)          (22)
                                                     --------     --------      -------      -------      --------
   Net income (loss) applicable to Steel Stock....   $    (29)    $     35      $   355      $   449      $    251

------------------------------------------------------------------------------------------------------------------
Per Common Share Data
   Income (loss) before extraordinary losses
      - basic.....................................   $   (.33)    $    .48      $  4.05      $  5.24      $   3.00
      - diluted...................................       (.33)         .48         3.92         4.88          2.97
   Net income (loss)  - basic.....................       (.33)         .40         4.05         5.24          2.98
                      - diluted...................       (.33)         .40         3.92         4.88          2.95
   Dividends paid.................................       1.00         1.00         1.00         1.00          1.00
   Common stockholders' equity....................      21.58        23.23        23.66        20.56         18.37

------------------------------------------------------------------------------------------------------------------
Balance Sheet Data - December 31:
   Capital expenditures - for year................   $    244     $    287      $   310      $   261      $    337
   Total assets...................................      8,711        7,525        6,749        6,694         6,580

   Capitalization:
      Notes payable...............................   $     70     $      -      $    13      $    13      $     18
      Total long-term debt........................      2,375          915          476          510         1,087
      Preferred stock of subsidiary...............         66           66           66           66            64
      Trust Preferred Securities..................        183          183          182          182             -
      Preferred stock.............................          2            3            3            3             7
      Common stockholders' equity.................      1,917        2,053        2,090        1,779         1,559
                                                     --------     --------      -------      -------      --------
         Total capitalization.....................   $  4,613     $  3,220      $ 2,830      $ 2,553      $  2,735
------------------------------------------------------------------------------------------------------------------

/(a)/ Consists of revenues, dividend and investee income (loss), net gains on disposal of assets, gain on investee stock offering and other income
      (loss).

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

          USX


               Index to Consolidated Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk

                                                                          Page
                                                                          ----
Management's Report...................................................... U-1
Audited Consolidated Financial Statements:
 Report of Independent Accountants....................................... U-1
 Consolidated Statement of Operations.................................... U-2
 Consolidated Balance Sheet.............................................. U-4
 Consolidated Statement of Cash Flows.................................... U-5
 Consolidated Statement of Stockholders' Equity.......................... U-6
 Notes to Consolidated Financial Statements.............................. U-8
Selected Quarterly Financial Data........................................ U-29
Principal Unconsolidated Affiliates...................................... U-30
Supplementary Information................................................ U-30
Five-Year Operating Summary -- Marathon Group............................ U-35
Five-Year Operating Summary -- U. S. Steel Group......................... U-37
Five-Year Financial Summary.............................................. U-38
Management's Discussion and Analysis..................................... U-39
Quantitative and Qualitative Disclosures About Market Risk............... U-60

                     THIS PAGE IS INTENTIONALLY LEFT BLANK

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


             Thomas J. Usher                   Robert M. Hernandez      Larry G. Schultz
             Chairman, Board of Directors &    Vice Chairman &          Vice President-
             Chief Executive Officer           Chief Financial Officer  Accounting

             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying consolidated financial statements appearing on pages U-2 through U-28 present fairly, in all material respects, the financial position of USX Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



             PricewaterhouseCoopers LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 7, 2001

             Consolidated Statement of Operations

             (Dollars in millions)                                         2000      1999      1998
             --------------------------------------------------------------------------------------
             Revenues and other income:
              Revenues (Note 6)                                         $40,500   $29,068   $27,629
              Dividend and investee income (loss)                            94       (20)       96
              Net gains (losses) on disposal of assets (Note 27)           (739)       21        82
              Gain on ownership change in
               Marathon Ashland Petroleum LLC (Note 3)                       12        17       245
              Other income                                                   47        33        25
                                                                        -------   -------   -------
                 Total revenues and other income                         39,914    29,119    28,077
                                                                        -------   -------   -------
             Costs and expenses:
              Cost of revenues (excludes items shown below)              31,056    21,679    20,211
              Selling, general and administrative expenses                  402       203       304
              Depreciation, depletion and amortization                    1,605     1,254     1,224
              Taxes other than income taxes                               4,861     4,433     4,241
              Exploration expenses                                          238       238       313
              Inventory market valuation charges (credits) (Note 15)          -      (551)      267
                                                                        -------   -------   -------
                 Total costs and expenses                                38,162    27,256    26,560
                                                                        -------   -------   -------
             Income from operations                                       1,752     1,863     1,517
             Net interest and other financial costs (Note 6)                341       362       279
             Minority interest in income of
              Marathon Ashland Petroleum LLC (Note 3)                       498       447       249
                                                                        -------   -------   -------
             Income before income taxes and extraordinary losses            913     1,054       989
             Provision for income taxes (Note 11)                           502       349       315
                                                                        -------   -------   -------
             Income before extraordinary losses                             411       705       674
             Extraordinary losses (Note 7)                                    -         7         -
                                                                        -------   -------   -------
             Net income                                                     411       698       674
             Dividends on preferred stock                                     8         9         9
                                                                        -------   -------   -------
             Net income applicable to common stocks                     $   403   $   689   $   665
             --------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these consolidated financial statements.

             Income Per Common Share

             (Dollars in millions, except per share data)      2000    1999   1998
             ---------------------------------------------------------------------
             Applicable to Marathon Stock:
              Net income                                      $ 432   $ 654  $ 310
              Per Share Data:
               Basic                                           1.39    2.11   1.06
               Diluted                                         1.39    2.11   1.05
             ---------------------------------------------------------------------
             Applicable to Steel Stock:
              Income (loss) before extraordinary losses       $ (29)  $  42  $ 355
              Extraordinary losses                                -       7      -
                                                              -----   -----  -----
              Net income (loss)                               $ (29)  $  35  $ 355
              Per Share Data
               Basic:
                Income (loss) before extraordinary losses     $(.33)  $ .48  $4.05
                Extraordinary losses                              -     .08      -
                                                              -----   -----  -----
                Net income (loss)                             $(.33)  $ .40  $4.05
               Diluted:
                Income (loss) before extraordinary losses     $(.33)  $ .48  $3.92
                Extraordinary losses                              -     .08      -
                                                              -----   -----  -----
                Net income (loss)                             $(.33)  $ .40  $3.92
             ---------------------------------------------------------------------

             See Note 20, for a description and computation of income per common share.
             The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Balance Sheet

             (Dollars in millions)                                                   December 31      2000      1999
             -------------------------------------------------------------------------------------------------------
             Assets
             Current assets:
              Cash and cash equivalents                                                            $   559   $   133
              Receivables, less allowance for doubtful accounts
               of $60 and $12                                                                        2,888     2,367
              Receivables subject to a security interest (Note 14)                                     350       350
              Inventories (Note 15)                                                                  2,813     2,627
              Deferred income tax benefits (Note 11)                                                   261       303
              Assets held for sale (Note 27)                                                           330        84
              Other current assets                                                                     131        92
                                                                                                   -------   -------
                  Total current assets                                                               7,332     5,956

             Investments and long-term receivables, less reserves of
              $28 and $3 (Note 12)                                                                     801     1,237
             Property, plant and equipment - net (Note 21)                                          12,114    12,809
             Prepaid pensions (Note 9)                                                               2,879     2,629
             Other noncurrent assets                                                                   275       300
                                                                                                   -------   -------
                  Total assets                                                                     $23,401   $22,931
             -------------------------------------------------------------------------------------------------------
             Liabilities
             Current liabilities:
              Notes payable (Note 13)                                                              $   150   $     -
              Accounts payable                                                                       3,774     3,409
              Payroll and benefits payable                                                             432       468
              Accrued taxes                                                                            281       283
              Accrued interest                                                                         108       107
              Long-term debt due within one year (Note 14)                                             287        61
                                                                                                   -------   -------
                  Total current liabilities                                                          5,032     4,328

             Long-term debt (Note 14)                                                                4,173     4,222
             Deferred income taxes (Note 11)                                                         2,020     1,839
             Employee benefits (Note 9)                                                              2,415     2,809
             Deferred credits and other liabilities                                                    724       691
             Preferred stock of subsidiary (Note 22)                                                   250       250
             USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
              convertible debentures of USX (Note 22)                                                  183       183

             Minority interest in Marathon Ashland Petroleum LLC (Note 3)                            1,840     1,753

             Stockholders' Equity (Details on pages U-6 and U-7)
             Preferred stock (Note 23) -
              6.50% Cumulative Convertible issued - 2,413,487 shares and
               2,715,287 shares ($121 and $136 liquidation preference, respectively)                     2         3
             Common stocks:
              Marathon Stock issued - 312,165,978 shares and 311,767,181 shares
               (par value $1 per share, authorized 550,000,000 shares)                                 312       312
              Steel Stock issued - 88,767,395 shares and 88,397,714 shares
               (par value $1 per share, authorized 200,000,000 shares)                                  89        88
              Securities exchangeable solely into Marathon Stock -
               issued - 281,148 shares and 288,621 shares (Note 3)                                       -         -
             Treasury common stock, at cost -
              Marathon Stock - 3,899,714 shares and -0- shares                                        (104)        -
             Additional paid-in capital                                                              4,676     4,673
             Deferred compensation                                                                      (8)        -
             Retained earnings                                                                       1,847     1,807
             Accumulated other comprehensive income (loss)                                             (50)      (27)
                                                                                                   -------   -------
                  Total stockholders' equity                                                         6,764     6,856
                                                                                                   -------   -------
                  Total liabilities and stockholders' equity                                       $23,401   $22,931
             -------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Statement of Cash Flows

             (Dollars in millions)                                                             2000      1999      1998
             ----------------------------------------------------------------------------------------------------------
             Increase (decrease) in cash and cash equivalents

             Operating activities:

             Net income                                                                     $   411   $   698   $   674
             Adjustments to reconcile to net cash provided
              from operating activities:
               Extraordinary losses                                                               -         7         -
               Minority interest in income of
                Marathon Ashland Petroleum LLC                                                  498       447       249
               Depreciation, depletion and amortization                                       1,605     1,254     1,224
               Exploratory dry well costs                                                        86       109       186
               Inventory market valuation charges (credits)                                       -      (551)      267
               Pensions and other postretirement benefits                                      (778)     (220)     (181)
               Deferred income taxes                                                            149       212       184
               Gain on ownership change in
                Marathon Ashland Petroleum LLC                                                  (12)      (17)     (245)
               Net (gains) losses on disposal of assets                                         739       (21)      (82)
               Changes in: Current receivables - sold                                             -      (320)      (30)
                                               - operating turnover                            (375)     (988)      451
                           Inventories                                                          (46)      (77)       (6)
                           Current accounts payable and accrued expenses                        182     1,251      (497)
               All other - net                                                                   72       152      (172)
                                                                                            -------   -------   -------
                 Net cash provided from operating activities                                  2,531     1,936     2,022
                                                                                            -------   -------   -------
             Investing activities:

             Capital expenditures                                                            (1,669)   (1,665)   (1,580)
             Acquisitions - U.S. Steel Kosice s.r.o., net of cash acquired of $59               (10)        -         -
                          - Tarragon Oil and Gas Limited                                          -         -      (686)
             Disposal of assets                                                                 560       366        86
             Restricted cash - withdrawals                                                      273        60       241
                             - deposits                                                        (270)      (61)      (67)
             Investees - investments                                                           (100)      (74)     (115)
                       - loans and advances                                                     (16)      (70)     (104)
                       - returns and repayments                                                  10         1        71
             All other - net                                                                     29       (25)       (4)
                                                                                            -------   -------   -------
                 Net cash used in investing activities                                       (1,193)   (1,468)   (2,158)
                                                                                            -------   -------   -------
             Financing activities:

             Commercial paper and revolving credit arrangements - net                            62      (381)      724
             Other debt - borrowings                                                            273       810     1,036
                        - repayments                                                           (339)     (242)   (1,445)
             Common stock - issued                                                                -        89       668
                          - repurchased                                                        (105)        -      (195)
             Treasury common stock reissued                                                       1         -         -
             Preferred stock repurchased                                                        (12)       (2)       (8)
             Dividends paid                                                                    (371)     (354)     (342)
             Distributions to minority shareholder of
              Marathon Ashland Petroleum LLC                                                   (420)     (400)     (211)
                                                                                            -------   -------   -------
                 Net cash provided from (used in) financing activities                         (911)     (480)      227
                                                                                            -------   -------   -------
             Effect of exchange rate changes on cash                                             (1)       (1)        1
                                                                                            -------   -------   -------
             Net increase (decrease) in cash and cash equivalents                               426       (13)       92

             Cash and cash equivalents at beginning of year                                     133       146        54
                                                                                            -------   -------   -------
             Cash and cash equivalents at end of year                                       $   559   $   133   $   146
             ----------------------------------------------------------------------------------------------------------

             See Note 16, for supplemental cash flow information.
             The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Statement of Stockholders' Equity

             USX has two classes of common stock: USX - Marathon Group Common Stock (Marathon Stock) and USX - U. S. Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Marathon and U. S. Steel Groups, respectively. (See Note 8, for a description of the two Groups.) During 1998, USX issued 878,074 Exchangeable Shares (exchangeable solely into Marathon Stock) related to the purchase of Tarragon Oil and Gas Limited. (See Note 3.)

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

                                                                      Dollars in millions                 Shares in thousands
                                                              -------------------------------      -------------------------------
                                                                2000        1999        1998        2000         1999         1998
             ---------------------------------------------------------------------------------------------------------------------
             Preferred stock (Note 23) -
              6.50% Cumulative Convertible:
               Balance at beginning of year                    $   3       $   3       $   3       2,715        2,768        2,962
               Repurchased                                        (1)          -           -        (302)         (53)        (194)
                                                               -----       -----       -----     -------      -------      -------
               Balance at end of year                          $   2       $   3       $   3       2,413        2,715        2,768
             ---------------------------------------------------------------------------------------------------------------------
             Common stocks:
              Marathon Stock:
               Balance at beginning of year                    $ 312       $ 308       $ 289     311,767      308,459      288,786
               Issued in public offering                           -           -          17           -           67       17,000
               Issued for:
                Employee stock plans                               -           3           2         391        2,903        2,236
                Dividend Reinvestment and
                 Direct Stock Purchase Plan                        -           -           -           -          120           66
                Exchangeable Shares                                -           1           -           8          218          371
                                                               -----       -----       -----     -------      -------      -------
               Balance at end of year                          $ 312       $ 312       $ 308     312,166      311,767      308,459
             ---------------------------------------------------------------------------------------------------------------------
              Steel Stock:
               Balance at beginning of year                    $  88       $  88       $  86      88,398       88,336       86,578
               Issued for:
                Employee stock plans                               1           -           2         369           62        1,733
                Dividend Reinvestment and
                 Direct Stock Purchase Plan                        -           -           -           -            -           25
                                                               -----       -----       -----     -------      -------      -------
               Balance at end of year                          $  89       $  88       $  88      88,767       88,398       88,336
             ---------------------------------------------------------------------------------------------------------------------
              Securities exchangeable solely into
               Marathon Stock:
               Balance at beginning of year                    $   -       $   1       $   -         289          507            -
               Issued to acquire Tarragon stock                    -           -           1           -            -          878
               Exchanged for Marathon Stock                        -          (1)          -          (8)        (218)        (371)
                                                               -----       -----       -----     -------      -------      -------
               Balance at end of year                          $   -       $   -       $   1         281          289          507
             ---------------------------------------------------------------------------------------------------------------------
             Treasury common stock, at cost -
              Marathon Stock:
               Balance at beginning of year                    $   -       $   -       $   -           -            -            -
               Repurchased                                      (105)          -           -      (3,957)           -            -
               Reissued for:
                Employee stock plans                               1           -           -          43            -            -
                Non-employee Board of Directors
                 deferred compensation plan                        -           -           -          14            -            -
                                                               -----       -----       -----     -------      -------      -------
               Balance at end of year                          $(104)      $   -       $   -      (3,900)           -            -
             ---------------------------------------------------------------------------------------------------------------------

                        (Table continued on next page)

                                                                      Stockholders' Equity              Comprehensive Income
                                                                         ----------------------------       -----------------------
             (Dollars in millions)                                       2000        1999        1998       2000       1999    1998
             ----------------------------------------------------------------------------------------------------------------------
             Additional paid-in capital:
              Balance at beginning of year                             $4,673      $4,587      $3,924
              Marathon Stock issued                                         9          92         598
              Steel Stock issued                                            5           2          57
              Exchangeable Shares:
               Issued                                                       -           -          28
               Exchanged for Marathon Stock                                 -          (6)        (12)
              Repurchase of 6.50% preferred stock                         (11)         (2)         (8)
                                                                       ------      ------      ------
              Balance at end of year                                   $4,676      $4,673      $4,587
             ----------------------------------------------------------------------------------------
             Deferred compensation (Note 17)                           $   (8)     $    -      $   (1)
             ----------------------------------------------------------------------------------------
             Retained earnings:
              Balance at beginning of year                             $1,807      $1,467      $1,138
              Net income                                                  411         698         674     $  411      $ 698   $ 674
              Dividends on preferred stock                                 (8)         (9)         (9)
              Dividends on Marathon Stock
               (per share: $.88 in 2000 and
               $.84 in 1999 and 1998)                                    (274)       (261)       (248)
              Dividends on Steel Stock
               (per share $1.00)                                          (89)        (88)        (88)
                                                                       ------      ------      ------
              Balance at end of year                                   $1,847      $1,807      $1,467
             ----------------------------------------------------------------------------------------
             Accumulated other comprehensive income (loss):
              Minimum pension liability adjustments:
               Balance at beginning of year                            $  (10)     $  (37)     $  (32)
               Changes during year, net of taxes/(a)/                     (11)         27          (5)       (11)        27      (5)
                                                                       ------      ------      ------
               Balance at end of year                                     (21)        (10)        (37)
                                                                       ------      ------      ------
              Foreign currency translation adjustments:
               Balance at beginning of year                            $  (17)     $  (11)     $   (8)
               Changes during year, net of taxes/(a)/                     (12)         (6)         (3)       (12)        (6)     (3)
                                                                       ------      ------      ------
               Balance at end of year                                     (29)        (17)        (11)
                                                                       ------      ------      ------
              Unrealized holding losses on investments:
               Balance at beginning of year                            $    -      $    -      $    3
               Changes during year, net of taxes/(a)/                       -          (1)          2          -         (1)      2
               Reclassification adjustment included in net income           -           1          (5)         -          1      (5)
                                                                       ------      ------      ------
               Balance at end of year                                       -           -           -
             ----------------------------------------------------------------------------------------
               Total balances at end of year                           $  (50)     $  (27)     $  (48)
             ----------------------------------------------------------------------------------------------------------------------
               Total comprehensive income/(b)/                                                            $  388      $ 719   $ 663
             ----------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                $6,764      $6,856      $6,405
             ----------------------------------------------------------------------------------------
             /(a)/ Related income tax provision (credit):               2000        1999        1998
                                                                       ------      ------      ------
                    Minimum pension liability adjustments              $    4      $  (13)     $    3
                    Foreign currency translation adjustments               (4)          3           4
                    Unrealized holding gains on investments                 -           -           2

             /(b)/  Total comprehensive income (loss) by Group:
                      Marathon Group                                   $  419      $  660      $  306
                      U. S. Steel Group                                   (31)         59         357
                                                                       ------      ------      ------
                       Total                                           $  388      $  719      $  663
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

                 Investments in companies whose stock is publicly traded are carried generally at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

                 Dividend and investee income includes USX's proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.

                 Gains or losses from a change in ownership of a consolidated subsidiary or an unconsolidated investee are recognized in the period of change.

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

             Revenue recognition - Revenues are recognized generally when products are shipped or services are provided to customers, the sales price is fixed and determinable, and collectibility is reasonably assured. Costs associated with revenues, including shipping and other transportation costs, are recorded in cost of revenues. Matching buy/sell transactions settled in cash are recorded in both revenues and cost of revenues as separate sales and purchase transactions, with no net effect on income. USX follows the sales method of accounting for gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

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

                 Commodity-Based Hedging Transactions - For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, as a component of revenues or cost of revenues, in the same period as the underlying physical transaction. To qualify for hedge accounting, derivative positions cannot remain open if the underlying physical market risk has been removed. If such derivative positions remain in place, they would be marked-to-market and accounted for as trading or other activities. Recorded deferred gains or losses are reflected within other current and noncurrent assets or accounts payable and deferred credits and other liabilities, as appropriate.

                 Commodity-Based Trading and Other Activities - Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period within income from operations. This category also includes the use of derivative instruments that have no offsetting underlying physical market risk.

                 Foreign Currency Transactions - USX uses forward exchange contracts to manage currency risks. Gains or losses related to firm commitments are deferred and recognized concurrent with the underlying transaction. All other gains or losses are recognized in income in the current period as revenues, cost of revenues, interest income or expense, or other income, as appropriate. Forward exchange contracts are recorded as receivables or payables, as appropriate.

             Exploration and development - USX follows the successful efforts method of accounting for oil and gas exploration and development.

             Long-lived assets - Except for oil and gas producing properties, depreciation is generally computed on the straight-line method based upon estimated lives of assets. USX's method of computing depreciation for domestic steel producing assets modifies straight-line depreciation based on the level of production. The modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

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

             Major maintenance activities - USX incurs planned major maintenance costs primarily for refinery turnarounds in the Marathon Group and blast furnace relines in the U. S. Steel Group. Costs associated with refinery turnarounds are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis. Costs associated with blast furnace relines are separately capitalized in property, plant and equipment. Such costs are amortized over their estimated useful life, which is generally the period until the next scheduled reline.

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

             Reclassifications - Certain reclassifications of prior years' data have been made to conform to 2000 classifications.

________________________________________________________________________________
2. New Accounting Standards

             In the fourth quarter of 2000, USX adopted the following accounting pronouncements primarily related to the classification of items in the financial statements. The adoption of these new pronouncements had no net effect on the financial position or results of operations of USX, although they required reclassifications of certain amounts in the financial statements, including all prior periods presented.

               . In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification.

               . In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF Consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," which addresses whether certain items should be reported as a reduction of revenue or as a component of both revenues and cost of revenues, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers.

               . In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. USX adopted certain recognition and reclassification provisions of SFAS 140, which were effective for fiscal years ending after December 15, 2000. The remaining provisions of SFAS 140 are effective after March 31, 2001.

               In June 1998, the Financial Accounting Standards Board issued
             Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which later was amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value. Changes in fair value will be reflected in either current period net income or other comprehensive income, depending on the designation of the derivative instrument. USX may elect not to designate a derivative instrument as a hedge even if the strategy would be expected to qualify for hedge accounting treatment. The adoption of SFAS No. 133 will change the timing of recognition for derivative gains and losses as compared to previous accounting standards.

               USX will adopt the Standard effective January 1, 2001. The transition adjustment resulting from the adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income, net of tax, is expected to approximate $9 million. The unfavorable cumulative effect on other comprehensive income, net of tax, will approximate $7 million. The amounts reported as other comprehensive income will be reflected in net income when the anticipated physical transactions are consummated. It is not possible to estimate the effect that this Standard will have on future results of operations.

________________________________________________________________________________
3. Business Combinations

             On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o.
             (USSK), which is located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The cash purchase price was $69 million. Additional payments to VSZ of not less than $25 million and up to $75 million are contingent upon the future performance of USSK. Additionally, $325 million of debt was included with the acquisition. The acquisition was accounted for under the purchase method of accounting. The 2000 results of operations include the operations of USSK from the date of acquisition.

               Prior to this transaction, USX and VSZ were equal partners in VSZ
             U. S. Steel s.r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK included VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS was accounted for under the purchase method of accounting. Previously, USX had accounted for its investment in VSZUSS under the equity method of accounting.

                 VSZ did not provide historical carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States. USX was unable to fully determine the effects of transfer pricing, intercompany eliminations and expense allocations in order to prepare such carve-out information from Slovak statutory reports and VSZ internal records. USX broadly estimates that the unaudited pro forma effect on its 2000 and 1999 revenues, giving effect to the acquisition as if it had been consummated at the beginning of those periods, would have been to increase revenues in each period by approximately $1 billion. USX cannot determine the unaudited pro forma effect on its 2000 and 1999 net income. In any event, historical pro forma information is not necessarily indicative of future results of operations.

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

                 During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million in 1998. In accordance with MAP closing agreements, Marathon and Ashland have made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $12 million in 2000 and $17 million in 1999.

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

________________________________________________________________________________
4. Transactions Between MAP and Ashland

             At December 31, 2000 and 1999, MAP had current receivables from Ashland of $35 million and $26 million, respectively, and current payables to Ashland of $2 million.

                 MAP has a $190 million revolving credit agreement with Ashland.
             Interest on borrowings is based on defined short-term market rates. At December 31, 2000 and 1999, there were no borrowings against this facility.

                 During 2000, 1999 and 1998, MAP's sales to Ashland, consisting primarily of petroleum products, were $285 million, $198 million and $190 million, respectively, and MAP's purchases of products and services from Ashland were $26 million, $22 million and $47 million, respectively. These transactions were conducted under terms comparable to those with unrelated parties.

________________________________________________________________________________
5. Discontinued Operations

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

________________________________________________________________________________
6. Other Items

             (In millions)                                            2000   1999    1998
             ----------------------------------------------------------------------------
             Net interest and other financial costs
               Interest and other financial income:
                 Interest income                                     $  29  $  16   $  35
                 Other                                                   5    (13)      4
                                                                     -----  -----   -----
                  Total                                                 34      3      39
                                                                     -----  -----   -----
               Interest and other financial costs:
                 Interest incurred                                     328    326     325
                 Less interest capitalized                              19     26      46
                                                                     -----  -----   -----
                  Net interest                                         309    300     279
                 Interest on tax issues                                 17     20      21
                 Financial costs on trust preferred securities          13     13      13
                 Financial costs on preferred stock of subsidiary       22     22      22
                 Amortization of discounts                               3      3       6
                 Expenses on sales of accounts receivable                -     15      21
                 Adjustment to settlement value of indexed debt          -    (13)    (44)
                 Other                                                  11      5       -
                                                                     -----  -----   -----
                  Total                                                375    365     318
                                                                     -----  -----   -----
               Net interest and other financial costs                $ 341  $ 362   $ 279
             ----------------------------------------------------------------------------

             Foreign currency transactions

               For 2000, 1999 and 1998, the aggregate foreign currency transaction gains (losses) included in determining net income were $37 million, $(12) million and $13 million, respectively.

             Consumer excise taxes

               Included in revenues and costs and expenses for 2000, 1999 and 1998 were $4,344 million, $3,973 million and $3,824 million, respectively, representing consumer excise taxes on petroleum products and merchandise.

________________________________________________________________________________
7. Extraordinary Losses

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

                 In 1999, Republic Technologies International, LLC, an equity investee of USX, recorded an extraordinary loss related to the early extinguishment of debt. As a result, USX recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.

________________________________________________________________________________
8. Group and Segment Information

USX has two classes of common stock: Marathon Stock and Steel Stock, which are intended to reflect the performance of the Marathon Group and the U. S. Steel Group, respectively. A description of each group and its products and services is as follows:

  Marathon Group - The Marathon Group includes Marathon Oil Company and certain other subsidiaries of USX. Marathon Group revenues as a percentage of total consolidated USX revenues were 85% in 2000, 81% in 1999 and 77% in 1998.

  U. S. Steel Group - The U. S. Steel Group consists of U. S. Steel, the largest domestic integrated steel producer and U. S. Steel operations in the Slovak Republic. U. S. Steel Group revenues as a percentage of total consolidated USX revenues were 15% in 2000, 19% in 1999 and 23% in 1998.

Group Operations:

                                                                             Income         Net
                                                                              From         Income           Capital
       (In millions)                   Year                 Revenues       Operations      (Loss)         Expenditures      Assets
-----------------------------------------------------------------------------------------------------------------------------------
Marathon Group                         2000                  $34,487           $1,648      $   432            $ 1,425      $15,232
                                       1999                   23,590            1,713          654              1,378       15,674
                                       1998                   21,274              938          310              1,270       14,544
-----------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group                      2000                    6,090              104          (21)               244        8,711
                                       1999                    5,536              150           44                287        7,525
                                       1998                    6,378              579          364                310        6,749
-----------------------------------------------------------------------------------------------------------------------------------
Eliminations                           2000                      (77)               -            -                  -         (542)
                                       1999                      (58)               -            -                  -         (268)
                                       1998                      (23)               -            -                  -         (160)
-----------------------------------------------------------------------------------------------------------------------------------
Total USX                              2000                  $40,500           $1,752      $   411            $ 1,669      $23,401
  Corporation                          1999                   29,068            1,863          698              1,665       22,931
                                       1998                   27,629            1,517          674              1,580       21,133
-----------------------------------------------------------------------------------------------------------------------------------

Revenues by Product:
(In millions)                                                                                 2000               1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
Marathon Group
  Refined products                                                                         $22,514            $15,181      $12,852
  Merchandise                                                                                2,441              2,194        1,941
  Liquid hydrocarbons                                                                        6,856              4,587        5,023
  Natural gas                                                                                2,518              1,429        1,187
  Transportation and other products                                                            158                199          271
-----------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group
  Sheet and semi-finished steel products                                                   $ 3,288            $ 3,433      $ 3,598
  Tubular, plate and tin mill products                                                       1,731              1,140        1,546
  Raw materials (coal, coke and iron ore)                                                      626                549          744
  Other/(a)/                                                                                   445                414          490
-----------------------------------------------------------------------------------------------------------------------------------

/(a)/ Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management.

Operating Segments:

USX's reportable operating segments are business units within the Marathon and
U. S. Steel Groups, each providing their own unique products and services. Each operating segment is independently managed and requires different technology and marketing strategies. Segment income represents income from operations allocable to operating segments. The following items included in income from operations are not allocated to operating segments:

   . Gain on ownership change in MAP

   . Net pension credits associated with the U. S. Steel Group's pension plan assets and liabilities

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

   . Inventory market valuation adjustments

   . Certain other items not allocated to operating segments for business performance reporting purposes (see (a) in reconcilement table on page U-
     15)

  The Marathon Group's operations consist of three reportable operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses (OERB). Other Energy Related Businesses is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The U. S. Steel Group consists of two reportable operating segments: 1) Domestic Steel and 2) U. S. Steel Kosice
(USSK). Domestic Steel includes the United States operations of U. S. Steel, while USSK includes the U. S. Steel Kosice operations in the Slovak Republic. Domestic Steel is engaged in the domestic production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; coal mining; engineering and consulting services; and real estate development and management. USSK is engaged in the production and sale of steel mill products and coke and primarily serves European markets.

  Information on assets by segment is not provided as it is not reviewed by the chief operating decision maker.


                                                                                   Total                        Total
                                                                                  Marathon  Domestic         U. S. Steel
(In millions)                                             E&P     RM&T     OERB   Segments    Steel    USSK    Segments     Total
-----------------------------------------------------------------------------------------------------------------------------------
2000
Revenues and other income:
 Customer                                               $4,184   $28,693  $1,550   $34,427    $5,981    $92       $6,073   $40,500
 Intersegment/(a)/                                         412        83      78       573         -      -            -       573
 Intergroup/(a)/                                            30         1      29        60        17      -           17        77
 Equity in earnings (losses) of
  unconsolidated investees                                  47        22      15        84        (8)     -           (8)       76
 Other                                                      21        50      12        83        50      -           50       133
                                                        ------   -------  ------   -------    ------   ----       ------   -------
   Total revenues and other income                      $4,694   $28,849  $1,684   $35,227    $6,040    $92       $6,132   $41,359
                                                        ======   =======  ======   =======    ======   ====       ======   =======
Segment income                                          $1,535   $ 1,273  $   38   $ 2,846    $   23    $ 2       $   25   $ 2,871
Significant noncash items included
 in segment income - depreciation,
 depletion and amortization/(b)/                           723       315       3     1,041       285      4          289     1,330
Capital expenditures/(c)/                                  742       656       2     1,400       239      5          244     1,644
-----------------------------------------------------------------------------------------------------------------------------------
1999
Revenues and other income:
 Customer                                               $2,856   $19,962  $  731   $23,549    $5,519    $ -       $5,519   $29,068
 Intersegment/(a)/                                         202        47      40       289         -      -            -       289
 Intergroup/(a)/                                            19         -      22        41        17      -           17        58
 Equity in earnings (losses) of
  unconsolidated investees                                  (2)       17      26        41       (43)     -          (43)       (2)
 Other                                                      30        50      15        95        46      -           46       141
                                                        ------   -------  ------   -------    ------   ----       ------   -------
   Total revenues and other income                      $3,105   $20,076  $  834   $24,015    $5,539    $ -       $5,539   $29,554
                                                        ======   =======  ======   =======    ======   ====       ======   =======
Segment income                                          $  618   $   611  $   61   $ 1,290    $   91    $ -       $   91   $ 1,381
Significant noncash items included
 in segment income - depreciation,
 depletion and amortization/(b)/                           638       280       5       923       304      -          304     1,227
Capital expenditures/(c)/                                  744       612       4     1,360       286      -          286     1,646
-----------------------------------------------------------------------------------------------------------------------------------
1998
Revenues and other income:
 Customer                                               $1,905   $19,018  $  306   $21,229    $6,374    $ -       $6,374   $27,603
 Intersegment/(a)/                                         144        10      17       171         -      -            -       171
 Intergroup/(a)/                                            13         -       7        20         2      -            2        22
 Equity in earnings of
  unconsolidated investees                                   2        12      14        28        46      -           46        74
 Other                                                      26        40      11        77        55      -           55       132
                                                        ------   -------  ------   -------    ------   ----       ------   -------
   Total revenues and other income                      $2,090   $19,080  $  355   $21,525    $6,477    $ -       $6,477   $28,002
                                                        ======   =======  ======   =======    ======   ====       ======   =======
Segment income                                          $  278   $   896  $   33   $ 1,207    $  517    $ -       $  517   $ 1,724
Significant noncash items included
 in segment income - depreciation,
 depletion and amortization/(b)/                           581       272       6       859       283      -          283     1,142
Capital expenditures/(c)/                                  839       410       8     1,257       305      -          305     1,562
-----------------------------------------------------------------------------------------------------------------------------------

/(a)/ Intersegment and intergroup revenues and transfers were conducted under terms comparable to those with unrelated parties.
/(b)/ Differences between segment totals and consolidated totals represent amounts included in administrative expenses, international and domestic oil and gas property impairments and impairment of coal assets.
/(c)/ Differences between segment totals and consolidated totals represent amounts related to corporate administrative activities.

  The following schedules reconcile segment amounts to amounts reported in the Groups' financial statements:

                                                                    Marathon Group                         U. S. Steel Group
                                                          ---------------------------------         ------------------------------
(In millions)                                                2000         1999         1998           2000        1999        1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenues and Other Income:
 Revenues and other income of
  reportable segments                                     $35,227      $24,015      $21,525         $6,132      $5,539      $6,477
 Items not allocated to segments:
  Joint venture formation charges                            (931)           -            -              -           -           -
  Gain on ownership change in MAP                              12           17          245              -           -           -
  Losses on certain equity investments                          -            -            -              -         (69)          -
  Other                                                       124          (36)          24              -           -           -
 Elimination of intersegment revenues                        (573)        (289)        (171)             -           -           -
                                                          -------      -------      -------         ------      ------      ------
   Total Group revenues and other income                  $33,859      $23,707      $21,623         $6,132       5,470      $6,477
                                                          =======      =======      =======         ======      ======      ======
Income:
 Income for reportable segments                           $ 2,846      $ 1,290      $ 1,207         $   25      $   91      $  517
 Items not allocated to segments:
  Joint venture formation charges                            (931)           -            -              -           -           -
  Gain on ownership change in MAP                              12           17          245              -           -           -
  Administrative expenses                                    (136)        (108)        (106)           (25)        (17)        (24)
  Net pension credits                                           -            -            -            266         228         186
  Costs related to former business activities                   -            -            -            (91)        (83)       (100)
  Inventory market valuation adjustments                        -          551         (267)             -           -           -
  Other/(a)/                                                 (143)         (37)        (141)           (71)        (69)          -
                                                          -------      -------      -------         ------      ------      ------
   Total Group income from operations                     $ 1,648      $ 1,713      $   938         $  104      $  150      $  579
-----------------------------------------------------------------------------------------------------------------------------------

/(a)/ Represents in 2000, for the Marathon Group, certain oil and gas property impairments, net gains on certain asset sales and reorganization charges and for the U. S. Steel Group, impairment of coal assets. Represents in 1999, for the Marathon Group, primarily certain oil and gas property impairments, costs of a voluntary early retirement program and net losses on certain asset sales and, for the U. S. Steel Group, certain losses related to investments in equity investees. Represents in 1998, certain international oil and gas property impairments, certain suspended exploration well write-offs, a gas contract settlement and MAP transition charges.

Geographic Area:
  The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                                              Revenues and Other Income
                                                                 --------------------------------------------
                                                                     Within            Between
(In millions)                                             Year  Geographic Areas   Geographic Areas    Total    Assets/(a)/
---------------------------------------------------------------------------------------------------------------------------
Marathon Group:
   United States                                          2000       $32,239           $     -        $32,239       $ 6,711
                                                          1999        22,716                 -         22,716         7,555
                                                          1998        20,837                 -         20,837         7,659
   Canada                                                 2000           856               899          1,755           940
                                                          1999           426               521            947         1,112
                                                          1998           209               368            577         1,094
   United Kingdom                                         2000           567                 -            567         1,698
                                                          1999           459                 -            459         1,581
                                                          1998           462                 -            462         1,739
   Other Foreign Countries                                2000           197               188            385           310
                                                          1999           106                88            194           735
                                                          1998           115                52            167           468
   Eliminations                                           2000             -            (1,087)        (1,087)            -
                                                          1999             -              (609)          (609)            -
                                                          1998             -              (420)          (420)            -
   Total Marathon Group                                   2000       $33,859           $     -        $33,859       $ 9,659
                                                          1999        23,707                 -         23,707        10,983
                                                          1998        21,623                 -         21,623        10,960
---------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:
   United States                                          2000       $ 6,027           $     -        $ 6,027       $ 2,745
                                                          1999         5,452                 -          5,452         2,889
                                                          1998         6,460                 -          6,460         3,043
   Foreign Countries                                      2000           105                 -            105           386
                                                          1999            18                 -             18            63
                                                          1998            17                 -             17            69
   Total U. S. Steel Group                                2000       $ 6,132           $     -        $ 6,132       $ 3,131
                                                          1999         5,470                 -          5,470         2,952
                                                          1998         6,477                 -          6,477         3,112
---------------------------------------------------------------------------------------------------------------------------
Eliminations                                              2000       $   (77)          $     -        $   (77)      $     -
                                                          1999           (58)                -            (58)            -
                                                          1998           (23)                -            (23)            -
---------------------------------------------------------------------------------------------------------------------------
Total USX Corporation                                     2000       $39,914           $     -        $39,914       $12,790
                                                          1999        29,119                 -         29,119        13,935
                                                          1998        28,077                 -         28,077        14,072
---------------------------------------------------------------------------------------------------------------------------

/(a)/ Includes property, plant and equipment and investments.

________________________________________________________________________________
9. Pensions and Other Postretirement Benefits

             USX has noncontributory defined benefit pension plans covering substantially all U.S. employees. Benefits under these plans are primarily based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits based upon a percent of total career pensionable earnings cover certain participating salaried employees.

                 USX also has defined benefit retiree health care and life
             insurance plans (other benefits) covering most U.S. employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. For most U.S. union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions.

                                                                      Pension Benefits                 Other Benefits
                                                                   ---------------------          -----------------------
             (In millions)                                             2000         1999            2000           1999
             ------------------------------------------------------------------------------------------------------------
             Change in benefit obligations
             Benefit obligations at January 1                       $  7,584       $  8,629       $  2,374       $  2,710
             Service cost                                                128            152             26             32
             Interest cost                                               572            540            184            169
             Plan amendments                                               6            399/(a)/         1           (30)
             Actuarial (gains) losses                                    551         (1,019)           306           (333)
             Plan mergers and acquisitions                                 -             56              -             11
             Settlements, curtailments and termination benefits          (99)          (329)            22              -
             Benefits paid                                              (883)          (844)          (189)          (185)
                                                                    --------       --------       --------       --------
             Benefit obligations at December 31                     $  7,859       $  7,584       $  2,724       $  2,374
             ------------------------------------------------------------------------------------------------------------
             Change in plan assets
             Fair value of plan assets at January 1                 $ 11,305       $ 11,574       $    281       $    265
             Actual return on plan assets                                131            865             26             20
             Plan merger and acquisitions                                 (1)            38              -              1
             Employer contributions                                        1              2            576/(b)/        34
             Trustee distributions/(c)/                                  (34)           (30)             -              -
             Settlements paid                                           (134)          (306)             -              -
             Benefits paid from plan assets                             (877)          (838)           (41)           (39)
                                                                    --------       --------       --------       --------
             Fair value of plan assets at December 31               $ 10,391       $ 11,305       $    842       $    281
             ------------------------------------------------------------------------------------------------------------
             Funded status of plans at December 31                  $  2,532/(d)/  $  3,721/(d)/  $ (1,882)      $ (2,093)
             Unrecognized net gain from transition                       (20)           (95)             -              -
             Unrecognized prior service costs (credits)                  778            880            (47)           (53)
             Unrecognized net actuarial gains                           (499)        (1,945)          (126)          (458)
             Additional minimum liability/(e)/                           (38)           (24)             -              -
                                                                    --------       --------       --------       --------
             Prepaid (accrued) benefit cost                         $  2,753       $  2,537       $ (2,055)      $ (2,604)
             ------------------------------------------------------------------------------------------------------------
             /(a)/  Results primarily from a five-year labor contract with the United Steelworkers of America ratified in August
                    1999.
             /(b)/  Includes for the U. S. Steel Group, contributions of $530 million to a Voluntary Employee Benefit Association trust, comprised of $30 million in contractual requirements and an elective contribution of $500 million. Also includes for the U. S. Steel Group, a $30 million elective contribution to the non-union retiree life insurance trust.
             /(c)/  Represents transfers of excess pension assets to fund retiree health care benefits accounts under Section 420 of the Internal Revenue Code.
             /(d)/  Includes several plans that have accumulated
                     benefit obligations in excess of plan assets:
                      Aggregate accumulated benefit obligations     $    (74)      $    (53)
                      Aggregate projected benefit obligations            (92)           (76)
                      Aggregate plan assets                                -              -
             /(e)/  Additional minimum liability recorded
                     was offset by the following:
                      Intangible asset                              $      6       $      9
                                                                    --------       --------
                      Accumulated other comprehensive income
                       (losses):
                        Beginning of year                           $    (10)      $    (37)
                        Change during year (net of tax)                  (11)            27
                                                                    --------       --------
                        Balance at end of year                      $    (21)      $    (10)
             ------------------------------------------------------------------------------------------------------------

                                                                      Pension Benefits                     Other Benefits
                                                              ------------------------------     ----------------------------------
             (In millions)                                      2000       1999        1998         2000        1999       1998
             ----------------------------------------------------------------------------------------------------------------------
             Components of net periodic
              benefit cost (credit)
             Service cost                                   $   128     $   152       $  119      $   26      $  32      $  27
             Interest cost                                      572         540          544         184        169        172
             Expected return on plan assets                    (958)       (895)        (876)        (24)       (21)       (21)
             Amortization - net transition gain                 (71)        (72)         (74)          -          -          -
                          - prior service costs (credits)       102          87           75          (6)        (4)         1
                          - actuarial (gains) losses            (53)          7            6         (26)        (5)       (13)

             Multiemployer and other USX plans                    5           5            6           9/(a)/     7/(a)/    13/(a)/
             Settlement and termination (gains) losses           32/(b)/    (42)/(b)/     10/(b)/     21/(b)/     -          -
                                                            -------     -------       ------      ------      -----      -----
             Net periodic benefit cost (credit)             $  (243)    $  (218)      $ (190)     $  184      $ 178      $ 179
             ----------------------------------------------------------------------------------------------------------------------

             /(a)/ Represents payments to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $84 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.
             /(b)/  Relates primarily to voluntary early retirement programs.

                                                                                             Pension Benefits     Other Benefits
                                                                                            ------------------ --------------------
                                                                                             2000      1999     2000       1999
             ----------------------------------------------------------------------------------------------------------------------
             Weighted average actuarial assumptions
              at December 31:
             Discount rate                                                                      7.5%      8.0%     7.5%     8.0%
             Expected annual return on plan assets                                              9.0%      8.6%     8.5%     8.5%
             Increase in compensation rate                                                      4.1%      4.1%     4.1%     4.1%
             ----------------------------------------------------------------------------------------------------------------------

                 For measurement purposes, a 7.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% in 2006 for the U. S. Steel Group and in 2007 for the Marathon Group and remain at that level thereafter.

                 A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                                  1-Percentage-    1-Percentage-
             (In millions)                                                                        Point Increase  Point Decrease
             ----------------------------------------------------------------------------------------------------------------------
             Effect on total of service and interest cost components                                   $ 25           $ (21)
             Effect on other postretirement benefit obligations                                         248            (209)
             ----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. Leases

             Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                           Capital     Operating
             (In millions)                                                                                  Leases       Leases
             ----------------------------------------------------------------------------------------------------------------------
             2001                                                                                            $  12         $ 173
             2002                                                                                               12           139
             2003                                                                                               12            98
             2004                                                                                               12            87
             2005                                                                                               12           141
             Later years                                                                                        89           173
             Sublease rentals                                                                                    -           (80)
                                                                                                             -----         -----
               Total minimum lease payments                                                                    149         $ 731
                                                                                                                           =====
             Less imputed interest costs                                                                        54
                                                                                                             -----
               Present value of net minimum lease payments
                included in long-term debt                                                                   $  95
             ----------------------------------------------------------------------------------------------------------------------

               Operating lease rental expense:
             (In millions)                                                                       2000         1999       1998
             ----------------------------------------------------------------------------------------------------------------------
              Minimum rental                                                                    $ 288        $ 273         $ 288
              Contingent rental                                                                    30           29            29
              Sublease rentals                                                                    (19)         (19)          (14)
                                                                                                -----        -----     ---------
               Net rental expense                                                               $ 299        $ 283         $ 303
             ----------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
11. Income Taxes

             Provisions (credits) for income taxes were:

                                                 2000                           1999                              1998
                                     ---------------------------     ---------------------------     ----------------------------
             (In millions)           Current   Deferred    Total     Current   Deferred    Total     Current    Deferred    Total
             --------------------------------------------------------------------------------------------------------------------
             Federal                   $257      $ 196      $453       $107     $ 257      $ 364       $102       $ 168    $ 270
             State and local             41          3        44          4         1          5         33          18       51
             Foreign                     55        (50)        5         26       (46)       (20)        (4)         (2)      (6)
                                       ----      -----      ----       ----     -----      -----       ----       -----    -----
                Total                  $353      $ 149      $502       $137     $ 212      $ 349       $131       $ 184    $ 315
             --------------------------------------------------------------------------------------------------------------------

                 A reconciliation of federal statutory tax rate (35%) to total provisions follows:

             (In millions)                                                               2000         1999         1998
             ----------------------------------------------------------------------------------------------------------
             Statutory rate applied to income before income taxes                       $ 320        $ 369       $  346
             Effects of foreign operations:
              Impairment of deferred tax benefits                                         235            -            -
              Adjustments to foreign valuation allowances                                 (30)           -            -
              All other, including foreign tax credits                                    (35)         (20)         (37)
             State and local income taxes after federal income tax effects                 29            3           33
             Credits other than foreign tax credits                                       (10)         (10)         (12)
             Excess percentage depletion                                                   (3)          (7)         (11)
             Effects of partially owned companies                                          (5)          (5)          (4)
             Dispositions of subsidiary investments                                         -            7            -
             Adjustment of prior years' federal income taxes                               (6)           4           (5)
             Other                                                                          7            8            5
                                                                                     --------     --------   ----------
                 Total provisions                                                       $ 502        $ 349       $  315
             ----------------------------------------------------------------------------------------------------------

                 Deferred tax assets and liabilities resulted from the
             following:

             (In millions)                                                      December 31                      2000         1999
             ---------------------------------------------------------------------------------------------------------------------
             Deferred tax assets:
              Minimum tax credit carryforwards                                                                $    39      $   131
              State tax loss carryforwards (expiring in 2001 through 2020)                                        125          122
              Foreign tax loss carryforwards (portion of which expire in 2001 through 2015)                       269          408
              Employee benefits                                                                                 1,028        1,204
              Expected federal benefit for:
               Crediting certain foreign deferred income taxes                                                    315          530
               Deducting state deferred income taxes                                                               36           36
              Receivables, payables and debt                                                                       93           82
              Contingency and other accruals                                                                      226          202
              Investments in foreign subsidiaries                                                                  39           52
              Other                                                                                                62           45
              Valuation allowances:
               Federal                                                                                              -          (30)
               State                                                                                              (50)         (52)
               Foreign                                                                                           (252)        (282)
                                                                                                              -------      -------
                 Total deferred tax assets/(a)/                                                                 1,930        2,448
                                                                                                              -------      -------
             Deferred tax liabilities:
              Property, plant and equipment                                                                     1,890        2,365
              Prepaid pensions                                                                                  1,165        1,048
              Inventory                                                                                           335          340
              Investments in subsidiaries and equity investees                                                     52           76
              Other                                                                                               221          155
                                                                                                              -------      -------
                 Total deferred tax liabilities                                                                 3,663        3,984
                                                                                                              -------      -------
                   Net deferred tax liabilities                                                               $ 1,733      $ 1,536
             ---------------------------------------------------------------------------------------------------------------------

             /(a)/ USX expects to generate sufficient future taxable income to realize the benefit of its deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed. During 2000, the amount of net deferred tax assets expected to be realized was reduced as a result of the change in the amount and timing of future foreign source income due to the exchange of Marathon's interest in Sakhalin Energy Investment Company Ltd. (Sakhalin Energy) for other oil and gas producing interests. Additionally, gross deferred tax assets and the associated valuation allowance were reduced by a change in management's intent regarding the permanent reinvestment of the earnings from certain foreign subsidiaries.

                       The consolidated tax returns of USX for the years 1990
             through 1997 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.
                       Pretax income (loss) included $245 million, $63 million
             and $(75) million attributable to foreign sources in 2000, 1999 and 1998, respectively.

                 Undistributed earnings of certain consolidated foreign
             subsidiaries at December 31, 2000, amounted to $223 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because USX intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $78 million would have been required.

--------------------------------------------------------------------------------
12. Investments and Long-Term Receivables

             (In millions)                                                      December 31     2000     1999
             -------------------------------------------------------------------------------------------------
             Equity method investments                                                        $  575   $1,055
             Other investments                                                                   101       71
             Receivables due after one year                                                       59       57
             Deposits of restricted cash                                                          19       22
             Other                                                                                47       32
                                                                                              ------   ------
                  Total                                                                       $  801   $1,237
             -------------------------------------------------------------------------------------------------

                  Summarized financial information of investees accounted for by the equity method of accounting follows:

             (In millions)                                                             2000     1999      1998
             -------------------------------------------------------------------------------------------------
             Income data - year:
              Revenues and other income                                               $3,901   $3,449   $3,510
              Operating income                                                           286       95      324
              Net income (loss)                                                          (43)     (74)     176
             -------------------------------------------------------------------------------------------------
             Balance sheet data - December 31:
              Current assets                                                          $1,239   $1,382
              Noncurrent assets                                                        3,443    5,008
              Current liabilities                                                      1,427    1,481
              Noncurrent liabilities                                                   1,957    2,317
             -------------------------------------------------------------------------------------------------

                 USX acquired a 25% interest in VSZ during 2000. VSZ does not provide its shareholders with financial statements prepared in accordance with generally accepted accounting principles in the United States (USGAAP). Although shares of VSZ are traded on the Bratislava Stock Exchange, those securities do not have a readily determinable fair value as defined under USGAAP. Accordingly, USX accounts for its investment in VSZ under the cost method of accounting.

                 In 1999, USX and Kobe Steel, Ltd. (Kobe Steel) completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, LLC and is a wholly owned subsidiary of Republic Technologies International Holdings, LLC (Republic). As a result of this transaction, USX recorded $47 million in charges related to the impairment of the carrying value of its investment in USS/Kobe and costs related to the formation of Republic. These charges were included in dividend and investee income (loss) in 1999. In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns 16% of Republic. USX accounts for its investment in Republic under the equity method of accounting. The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company, LLC, became a wholly owned subsidiary of USX at the close of business on December 31, 1999.

                 Dividends and partnership distributions received from equity investees were $56 million in 2000, $46 million in 1999 and $42 million in 1998.

                 USX purchases from equity investees totaled $627 million, $411 million and $395 million in 2000, 1999 and 1998, respectively. USX sales to equity investees totaled $986 million, $853 million and $747 million in 2000, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
13. Short-Term Debt

             In November 2000, USX entered into a $451 million 364-day revolving credit agreement, which terminates in November 2001. Interest is based on defined short-term market rates. During the term of the agreement, USX is obligated to pay a variable facility fee on total commitments, which at December 31, 2000 was .10%. At December 31, 2000, there were no borrowings against this facility. USX has a short-term line of credit totaling $150 million, bearing interest at a defined short-term market rate, which at December 31, 2000 was 7.10%. At December 31, 2000, USX had borrowed $150 million against this facility. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At December 31, 2000, there were no borrowings against these facilities.

                 MAP has a $100 million short-term revolving credit facility that terminates in July 2001. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2000 was .11%. At December 31, 2000, there were no borrowings against this facility.

                 USSK has a short-term $50 million credit facility that expires in November 2001. The facility, which is non-recourse to USX, bears interest on prevailing short-term market rates plus 1%. USSK is obligated to pay a .25% commitment fee on undrawn amounts. At December 31, 2000, there were no borrowings against this facility.

--------------------------------------------------------------------------------
14. Long-Term Debt

                                                                        Interest                           December 31
             (In millions)                                              Rates - %        Maturity           2000    1999
             -----------------------------------------------------------------------------------------------------------
             USX Corporation:
              Revolving credit facility/(a)/                                                   2005       $  300  $  300
              Commercial paper/(a)/                                  7.68                                     77     165
              Notes payable                                          6 13/20 - 9 4/5    2001 - 2023        2,505   2,525
              Obligations relating to Industrial Development and
               Environmental Improvement Bonds and Notes/(b)/          4 1/4 - 6 7/8    2009 - 2033          494     494
              Receivables facility/(c)/                                                        2004          350     350
              All other obligations, including sale-leaseback
               financing and capital leases                                             2001 - 2012           88      92
             Consolidated subsidiaries:
              Revolving credit facilities/(d)/                                          2001 - 2003            -       -
              USSK loan facility/(e)/                                8 1/2                     2010          325       -
              Guaranteed Notes                                       7                         2002          135     135
              Guaranteed Loan/(f)/                                   9 1/20             2001 - 2006          199     223
              Notes payable                                          8 1/2                     2001            1       1
              All other obligations, including capital leases                           2001 - 2011           11      26
                                                                                                          ------  ------
                 Total/(g)(h)/                                                                             4,485   4,311
             Less unamortized discount                                                                        25      28
             Less amount due within one year                                                                 287      61
                                                                                                          ------  ------
                 Long-term debt due after one year                                                        $4,173  $4,222
             -----------------------------------------------------------------------------------------------------------

             /(a)/ In November 2000, USX entered into a $1,354 million 5-year revolving credit agreement, terminating in November 2005, which in conjunction with a $451 million 364-day revolving credit agreement, terminating in December 2001, replaced the prior $2,350 million facility. Interest on the facility is based on defined short-term market rates. During the term of the agreement, USX is obligated to pay a variable facility fee on total commitments, which at December 31, 2000 was .125%. At December 31, 2000, $300 million had been borrowed against this facility. The commercial paper is supported by the unused and available credit on the 5-year facility and, accordingly, is classified as long-term debt.
             /(b)/ At December 31, 2000, USX had outstanding obligations relating to Environmental Improvement Bonds in the amount of $141 million, which were supported by letter of credit arrangements that could become short-term obligations under certain circumstances.
             /(c)/ In December 1999, USX entered into an agreement under which the U. S. Steel Group participates in a program to sell an undivided interest in certain accounts receivable. A previous program expired in October 1999 and was accounted for as a transfer of receivables. The new program is accounted for as a secured borrowing. Payments are collected from sold accounts receivable and invested in new accounts receivable for the purchaser and a yield, based on short-term market rates, is transferred to the purchaser. If the
                    U. S. Steel Group does not have sufficient eligible receivables to reinvest for the purchaser, the size of the program is reduced accordingly. The purchaser has a security interest in a pool of receivables to secure USX's obligations under the program. If the receivables facility is not renewed annually, the balance outstanding of such facility could be refinanced by the 5-year facility discussed in (a), or another long-term debt source; and therefore, is classified as long-term debt. The amounts sold under the previous receivables programs averaged $291 million and $347 million for the years 1999 and 1998, respectively.
             /(d)/ MAP has a $400 million revolving credit facility that terminates in July 2003. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2000 was .125%. At December 31, 2000, the unused and available credit was $352 million, which reflects reductions for outstanding letters of credit. In the event that MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, USX has guaranteed the payment of any outstanding obligations.
             /(e)/ USSK has a loan facility with a group of financial institutions aggregating $325 million. The loan, which is non-recourse to USX, bears interest at a fixed rate of 8.5% per annum. The loan is subject to annual repayments of $20 million beginning in 2003, with the balance due in 2010. Mandatory prepayments of the loan may be required based upon a cash flow formula or a change in control of USX.
             /(f)/ The Guaranteed Loan was used to fund a portion of the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.
             /(g)/ Required payments of long-term debt for the years 2002-2005 are $209 million, $207 million, $710 million and $440 million, respectively.
             /(h)/ In the event of a change in control of USX, as defined in the related agreements, debt obligations totaling $3,614 million may be declared immediately due and payable. The principal obligations subject to such a provision are Notes payable -$2,505 million; USSK loan facility - $325 million; and Guaranteed Loan - $199 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $100 million or provide a letter of credit to secure the remaining obligation.

--------------------------------------------------------------------------------
15. Inventories

             (In millions)                                                           December 31      2000    1999
             -------------------------------------------------------------------------------------------------------
             Raw materials                                                                          $  915  $  830
             Semi-finished products                                                                    429     392
             Finished products                                                                       1,279   1,239
             Supplies and sundry items                                                                 190     166
                                                                                                    ------  ------
                  Total (at cost)                                                                    2,813   2,627
             Less inventory market valuation reserve                                                     -       -
                                                                                                    ------  ------
                  Net inventory carrying value                                                      $2,813  $2,627
             -------------------------------------------------------------------------------------------------------

                 At December 31, 2000 and 1999, the LIFO method accounted for
             92% and 91%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $880 million and $570 million in 2000 and 1999, respectively. Cost of revenues was reduced and income from operations was increased by $17 million in 2000 as a result of liquidations of LIFO inventories.

                 The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses. During 2000, there were no charges or credits to costs and expenses.

--------------------------------------------------------------------------------
16. Supplemental Cash Flow Information

             (In millions)                                                                 2000      1999       1998
             -------------------------------------------------------------------------------------------------------
             Cash used in operating activities included:
              Interest and other financial costs paid
               (net of amount capitalized)                                              $  (341)  $  (366)  $   (336)
              Income taxes paid                                                            (387)      (98)      (183)
             -------------------------------------------------------------------------------------------------------
             Commercial paper and revolving credit arrangements - net:
              Commercial paper  - issued                                                $ 3,362   $ 6,282   $      -
                                - repayments                                             (3,450)   (6,117)         -
              Credit agreements - borrowings                                                437     5,529     17,486
                                - repayments                                               (437)   (5,980)   (16,817)
              Other credit arrangements - net                                               150       (95)        55
                                                                                        -------   -------   --------
                 Total                                                                  $    62   $  (381)  $    724
             -------------------------------------------------------------------------------------------------------
             Noncash investing and financing activities:
              Common stock issued for dividend reinvestment and
               employee stock plans                                                     $    15   $     6   $      5
              Marathon Stock issued for Exchangeable Shares                                   -         7         11
              Investee preferred stock received in conversion of investee loan                -       142          -
              Disposal of assets:
               Exchange of Sakhalin Energy investment                                       410         -          -
               Deposit of RTI common shares in satisfaction of indexed debt                   -        56          -
               Interest in USS/Kobe contributed to Republic                                   -        40          -
               Other - notes or common stock received                                        20        20          2
              Business combinations:
               Acquisition of USSK:
                Liabilities assumed                                                         568         -          -
                Contingent consideration payable at present value                            21         -          -
                Investee liabilities consolidated in step acquisition                         3         -          -
               Acquisition of Tarragon:
                Exchangeable Shares issued                                                    -         -         29
                Liabilities assumed                                                           -         -        433
               Acquisition of Ashland RM&T net assets:
                38% interest in MAP                                                           -         -      1,900
                Liabilities assumed                                                           -         -      1,038
               Other acquisitions:
                Liabilities assumed                                                           -        42          -
                Investee liabilities consolidated in step acquisition                         -        26          -
             -------------------------------------------------------------------------------------------------------

________________________________________________________________________________
17. Stock-Based Compensation Plans

             The 1990 Stock Plan, as amended and restated, authorizes the Compensation Committee of the Board of Directors to grant restricted stock, stock options and stock appreciation rights to key management employees. Such employees are generally granted awards of the class of common stock intended to reflect the performance of the group(s) to which their work relates. Up to .5 percent of the outstanding Marathon Stock and .8 percent of the outstanding Steel Stock, as determined on December 31 of the preceding year, are available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect. As of December 31, 2000, 8,519,302 Marathon Stock shares and 2,108,128 Steel Stock shares were available for grants in 2001.

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

                 The following table presents information on restricted stock grants:

                                                    Marathon Stock                      Steel Stock
                                            -----------------------------      -----------------------------
                                              2000        1999     1998          2000       1999      1998
             -----------------------------------------------------------------------------------------------
             Number of shares granted        410,025      28,798   25,378       305,725     18,272    17,742
             Weighted-average grant-date
              fair value per share          $  25.50     $ 29.38  $ 34.00      $  23.00    $ 28.22   $ 37.28
             -----------------------------------------------------------------------------------------------

                 Stock options represent the right to purchase shares of
             Marathon Stock or Steel Stock at the market value of the stock at date of grant. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Most stock options vest after a one-year service period and all expire 10 years from the date they are granted.

                 The following is a summary of stock option activity:

                                               Marathon Stock              Steel Stock
                                          ------------------------    ----------------------
                                            Shares     Price/(a)/      Shares     Price/(a)/
             -------------------------------------------------------------------------------
             Balance December 31, 1997     3,694,865        $24.81    1,633,100       $34.35
             Granted                         987,535         34.00      611,515        37.28
             Exercised                      (594,260)        27.61     (230,805)       32.00
             Canceled                        (13,200)        27.22      (21,240)       35.89
                                           ---------                  ---------
             Balance December 31, 1998     4,074,940         26.62    1,992,570        35.50
             Granted                       1,005,000         29.38      656,400        28.22
             Exercised                      (176,160)        27.27       (2,580)       24.92
             Canceled                       (121,055)        30.19      (20,005)       38.51
                                           ---------                  ---------
             Balance December 31, 1999     4,782,725         27.08    2,626,385        33.67
             Granted                       1,799,880         25.18      915,470        23.00
             Exercised                       (58,870)        23.11         (400)       24.30
             Canceled                       (410,115)        28.06      (62,955)       38.19
                                           ---------                  ---------
             Balance December 31, 2000     6,113,620         26.50    3,478,500        30.78
             -------------------------------------------------------------------------------

             /(a)/  Weighted-average exercise price

                 The weighted-average grant-date fair value per option for the
             Marathon Stock was $7.51 in 2000, $8.89 in 1999 and $10.43 in 1998.
             For the Steel Stock such amounts were $6.63 in 2000, $6.95 in 1999 and $8.29 in 1998.

                 The following table represents stock options at December 31,
             2000:

                                                                         Outstanding                             Exercisable
                                                      ----------------------------------------------    -------------------------
                                                                          Weighted-
                                                        Number             Average         Weighted-     Number        Weighted-
                                     Range of          of Shares          Remaining         Average     of Shares       Average
                                     Exercise            Under           Contractual       Exercise       Under         Exercise
                                      Prices            Option               Life            Price       Option          Price
             --------------------------------------------------------------------------------------------------------------------
             Marathon Stock       $  17.00-23.44      1,947,290           4.5 years         $21.03      1,647,290        $20.60
                                     25.38-26.47      1,512,905           8.6                25.53        135,225         25.38
                                     29.38-34.00      2,653,425           7.5                31.06      2,653,425         31.06
                                                      ---------                                         ---------
                                      Total           6,113,620                                         4,435,940
                                                      ---------                                         ---------
             Steel Stock          $  23.00-28.22      1,592,305           8.8 years         $25.17        678,135        $28.10
                                     31.69-34.44      1,050,920           5.2                32.53      1,050,920         32.53
                                     37.28-44.19        835,275           6.0                39.26        835,275         39.26
                                                      ---------                                         ---------
                                      Total           3,478,500                                         2,564,330
             --------------------------------------------------------------------------------------------------------------------

                 Actual stock-based compensation expense (credit) was $6 million in 2000 and $(3) million in 1999 and 1998. Incremental compensation expense, as determined under a fair value model, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

                 USX has a deferred compensation plan for non-employee directors of its Board of Directors. The plan permits participants to defer some or all of their annual retainers in the form of common stock units or cash and it requires new directors to defer at least half of their annual retainer in the form of common stock units. Common stock units are book entry units equal in value to a share of Marathon Stock or Steel Stock. Deferred stock benefits are distributed in shares of common stock within five business days after a participant leaves the Board of Directors. During 2000, 14,242 shares of Marathon Stock and 4,872 shares of Steel Stock were issued and during 1999, 10,541 shares of Marathon Stock and 3,798 shares of Steel Stock were issued. During 1998, no shares of common stock were issued.

________________________________________________________________________________
18. Dividends

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

                 Dividends on the Steel Stock are further limited to the
             Available Steel Dividend Amount. At December 31, 2000, the Available Steel Dividend Amount was at least $3,161 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

________________________________________________________________________________
19. Stockholder Rights Plan

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

--------------------------------------------------------------------------------
20. Income Per Common Share

             The method of calculating net income (loss) per share for the Marathon Stock and the Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Certificate, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group and the U. S. Steel Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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

                        COMPUTATION OF INCOME PER SHARE

                                                                 2000                     1999                1998
                                                          -------------------   ---------------------  ------------------
                                                           Basic     Diluted       Basic     Diluted    Basic    Diluted
       ------------------------------------------------------------------------------------------------------------------
       Marathon Group
       --------------
       Net income (millions)                              $    432   $    432      $    654  $    654  $    310  $    310
                                                          ========   ========      ========  ========  ========  ========
       Shares of common stock outstanding (thousands):
        Average number of common shares outstanding        311,531    311,531       309,696   309,696   292,876   292,876
        Effect of dilutive securities -
         Stock options                                           -        230             -       314         -       559
                                                          --------   --------      --------  --------  --------  --------
           Average common shares and dilutive effect       311,531    311,761       309,696   310,010   292,876   293,435
                                                          ========   ========      ========  ========  ========  ========
       Net income per share                               $   1.39   $   1.39      $   2.11  $   2.11  $   1.06  $   1.05
       ------------------------------------------------------------------------------------------------------------------

       U. S. Steel Group
       -----------------
       Net income (loss) (millions):
        Income (loss) before extraordinary losses         $    (21)  $    (21)     $     51  $     51  $    364  $    364
        Dividends on preferred stock                             8          8             9         9         9         -
        Extraordinary losses                                     -          -             7         7         -         -
                                                          --------   --------      --------  --------  --------  --------
        Net income (loss) applicable to Steel Stock            (29)       (29)           35        35       355       364
        Effect of dilutive securities -
         Trust preferred securities                              -          -             -         -         -         8
                                                          --------   --------      --------  --------  --------  --------
           Net income (loss) assuming conversions         $    (29)  $    (29)     $     35  $     35  $    355  $    372
                                                          ========   ========      ========  ========  ========  ========
       Shares of common stock outstanding (thousands):
        Average number of common shares outstanding         88,613     88,613        88,392    88,392    87,508    87,508
        Effect of dilutive securities:
         Trust preferred securities                              -          -             -         -         -     4,256
         Preferred stock                                         -          -             -         -         -     3,143
         Stock options                                           -          -             -         4         -        36
                                                          --------   --------      --------  --------  --------  --------
           Average common shares and dilutive effect        88,613     88,613        88,392    88,396    87,508    94,943
                                                          ========   ========      ========  ========  ========  ========
       Per share:
        Income (loss) before extraordinary losses         $   (.33)  $   (.33)     $    .48  $    .48  $   4.05  $   3.92
        Extraordinary losses                                     -          -           .08       .08         -         -
                                                          --------   --------      --------  --------  --------  --------
        Net income (loss)                                 $   (.33)  $   (.33)     $    .40  $    .40  $   4.05  $   3.92
       ------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
21. Property, Plant and Equipment

             (In millions)                                                      December 31                2000      1999
             ------------------------------------------------------------------------------------------------------------
             Marathon Group                                                                            $ 19,066  $ 20,860
             U. S. Steel Group                                                                            9,270     8,748
                                                                                                       --------  --------
                  Total                                                                                  28,336    29,608
             Less accumulated depreciation, depletion and amortization                                   16,222    16,799
                                                                                                       --------  --------
                  Net                                                                                  $ 12,114  $ 12,809
             ------------------------------------------------------------------------------------------------------------

                 Property, plant and equipment includes gross assets acquired under capital leases (including sale-leasebacks accounted for as financings) of $106 million at December 31, 2000, and $125 million at December 31, 1999; related amounts in accumulated depreciation, depletion and amortization were $79 million and $81 million, respectively.

                 During 2000, the U. S. Steel Group recorded $71 million of impairments relating to coal assets located in West Virginia and Alabama. The impairment was recorded as a result of a reassessment of long-term prospects after adverse geological conditions were encountered.

                 During 2000, the Marathon Group recorded $193 million of
             impairments of certain E&P segment oil and gas properties, primarily located in Canada. The impairments were recorded due to reserve revisions as a result of production performance and disappointing drilling results.

                 These impairment charges are included in depreciation,
             depletion and amortization.

________________________________________________________________________________
22. Preferred Stock of Subsidiary and Trust Preferred Securities

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

                 In 1997, USX exchanged approximately 3.9 million 6.75%
             Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million.

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

                 The Trust Preferred Securities may be redeemed at any time at the option of USX, at a premium of 101.95% of the initial liquidation amount through March 31, 2001, and thereafter, declining annually to the initial liquidation amount on April 1, 2003, and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

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

________________________________________________________________________________
23. Preferred Stock

             USX is authorized to issue 40,000,000 shares of preferred stock, without par value -

             6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) - As of December 31, 2000, 2,413,487 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) were outstanding. The 6.50% Preferred Stock is convertible at any time, at the option of the holder, into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock, subject to adjustment in certain circumstances. This stock is redeemable at USX's sole option, at a price of $50.975 per share beginning April 1, 2000, and thereafter at prices declining annually on each April 1 to an amount equal to $50.00 per share on and after April 1, 2003.

________________________________________________________________________________
24. Derivative Instruments

USX remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. USX is also exposed to credit risk in the event of nonperformance by counterparties. The credit-worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.

  The following table sets forth quantitative information by class of derivative instrument for derivative instruments categorized as trading or other than trading:

                                                                            Recognized
                                                Fair             Carrying     Trading    Recorded
                                               Value              Amount      Gain or    Deferred    Aggregate
                                               Assets             Assets    (Loss) for   Gain or     Contract
(In millions)                         (Liabilities)/(a)(b)/   (Liabilities)  the Year     (Loss)     Values/(c)/
----------------------------------------------------------------------------------------------------------------
December 31, 2000:
Exchange-traded commodity futures:
 Trading                                     $     -             $     -      $   (19)     $    -      $     -
 Other than trading                                -                   -            -           7          897
Exchange-traded commodity options:
 Trading                                           -                   -            -           -            -
 Other than trading                               (6)/(d)/            (6)           -          (1)         971
OTC commodity swaps/(e)/:
 Trading                                           -                   -            -           -            -
 Other than trading                               35/(f)/             35            -          25          426
OTC commodity options:
 Trading                                           -                   -            -           -            -
 Other than trading                              (52)/(g)/           (52)           -         (40)          94
                                             -------             -------      -------      ------      -------
   Total commodities                         $   (23)            $   (23)     $   (19)     $   (9)     $ 2,388
                                             =======             =======      =======      ======      =======
Forward exchange contracts/(h)/:
   - receivable                              $    14             $    14      $     -      $    -      $    14
----------------------------------------------------------------------------------------------------------------
December 31, 1999:
Exchange-traded commodity futures:
 Trading                                     $     -             $     -      $     4      $    -      $     8
 Other than trading                                -                   -            -          28          344
Exchange-traded commodity options:
 Trading                                           -                   -            4           -          179
 Other than trading                               (6)/(d)/            (6)           -         (10)       1,262
OTC commodity swaps:
 Trading                                           -                   -            -           -            -
 Other than trading                                6/(f)/              6            -           5          193
OTC commodity options:
 Trading                                           -                   -            -           -            -
 Other than trading                                4/(g)/              4            -           5          238
                                             -------             -------      -------      ------      -------
   Total commodities                         $     4             $     4      $     8      $   28      $ 2,224
                                             =======             =======      =======      ======      =======
Forward exchange contracts:
   - receivable                              $    52             $    52      $     -      $    -      $    51
----------------------------------------------------------------------------------------------------------------

/(a)/ The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the forward exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
/(b)/ The aggregate average fair value of all trading activities for 2000 and 1999 was $(5) million and $3 million, respectively. Detail by class of instrument was not available.
/(c)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
/(d)/ Includes fair values as of December 31, 2000 and 1999, for assets of $10 million and $11 million and for liabilities of $(16) million and $(17) million, respectively.
/(e)/ The OTC swap arrangements vary in duration with certain contracts extending into 2008.
/(f)/ Includes fair values as of December 31, 2000 and 1999, for assets of $84 million and $11 million and for liabilities of $(49) million and $(5) million, respectively.
/(g)/ Includes fair values as of December 31, 2000 and 1999, for assets of $1 million and $5 million and for liabilities of $(53) million and $(1) million, respectively.
/(h)/ The forward exchange contracts relating to USX's foreign operations have various maturities ending in March 2001.

--------------------------------------------------------------------------------
25. Fair Value of Financial Instruments

             Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 24, by individual balance sheet account:

                                                                                             2000                    1999
                                                                                      ------------------     ---------------------
                                                                                      Fair      Carrying       Fair       Carrying
             (In millions)                                     December 31            Value      Amount        Value       Amount
             ----------------------------------------------------------------------------------------------------------------------
             Financial assets:
              Cash and cash equivalents                                               $  559       $  559      $  133      $  133
              Receivables                                                              3,238        3,238       2,717       2,717
              Investments and long-term receivables                                      211          147         190         134
                                                                                      ------       ------      ------      ------
                Total financial assets                                                $4,008       $3,944      $3,040      $2,984
             ----------------------------------------------------------------------------------------------------------------------
             Financial liabilities:
              Notes payable                                                           $  150       $  150      $    -      $    -
              Accounts payable                                                         3,774        3,774       3,409       3,409
              Accrued interest                                                           108          108         107         107
              Long-term debt (including amounts due within one year)                   4,549        4,365       4,278       4,176
              Preferred stock of subsidiary and trust
               preferred securities                                                      357          433         408         433
                                                                                      ------       ------      ------      ------
                Total financial liabilities                                           $8,938       $8,830      $8,202      $8,125
             ----------------------------------------------------------------------------------------------------------------------

                Fair value of financial instruments classified as current
             assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Certain foreign cost method investments are excluded from investments and long-term receivables because the fair value is not readily determinable. USX is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable. Fair value of preferred stock of subsidiary and trust preferred securities was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                USX's only unrecognized financial instruments are financial guarantees and commitments to extend credit. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note 26.

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

             Environmental matters -

                USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 2000 and 1999, accrued liabilities for remediation totaled $212 million and $170 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $57 million at December 31, 2000, and $52 million at December 31, 1999.

                For a number of years, USX has made substantial capital
             expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2000 and 1999, such capital expenditures totaled $91 million and $78 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                At December 31, 2000 and 1999, accrued liabilities for
             platform abandonment and dismantlement totaled $162 million and $152 million, respectively.

             Guarantees -

                Guarantees of the liabilities of unconsolidated entities by
             USX and its consolidated subsidiaries totaled $82 million at December 31, 2000, and $219 million at December 31, 1999. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the investees to reduce potential losses resulting from these guarantees. As of December 31, 2000, the largest guarantee for a single such entity was $59 million.

                At December 31, 2000 and 1999, USX's pro rata share of
             obligations of LOOP LLC and various pipeline investees secured by throughput and deficiency agreements totaled $119 million and $146 million, respectively. Under the agreements, USX is required to advance funds if the investees are unable to service debt. Any such advances are prepayments of future transportation charges.

             Commitments -

                At December 31, 2000 and 1999, contract commitments to acquire property, plant and equipment and long-term investments totaled $663 million and $568 million, respectively.

                USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date and ending on December 31, 2010. USSK is required to report periodically to the Slovak government on its status toward meeting this commitment. The first reporting period ends on December 31, 2003.

                USX entered into a 15-year take-or-pay arrangement in 1993, which requires USX to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $23 million in 2000, 1999 and 1998. If USX elects to terminate the contract early, a maximum termination payment of $96 million, which declines over the duration of the agreement, may be required.

                USX is a party to a 15-year transportation services agreement with a natural gas transmission company. The contract requires USX to pay minimum annual demand charges of approximately $5 million starting in December 2000 and concluding in 2015. The payments are required even if the transportation facility is not utilized. Demand charges paid in 2000 were less than $1 million.

--------------------------------------------------------------------------------
27. Joint Venture Formation

             In December 2000, Marathon and Kinder Morgan Energy Partners, L.P. signed a definitive agreement to form a joint venture combining certain of their oil and gas producing activities in the U.S. Permian Basin, including Marathon's interest in the Yates Field. This transaction will allow Marathon to expand its interests in the Permian Basin and will improve access to materials for use in enhanced recovery techniques in the Yates Field. The joint venture named MKM Partners L.P., commenced operations in January 2001 and will be accounted for under the equity method of accounting.

                As a result of the agreement to form this joint venture,
             Marathon recognized a pretax charge of $931 million in the fourth quarter 2000, which is included in net gains (losses) on disposal of assets, and reclassified the remaining book value associated with the Yates Field from property, plant and equipment to assets held for sale. Upon completion of this transaction in January 2001, the book value will be transferred from assets held for sale to investments and long-term receivables.

--------------------------------------------------------------------------------
28. Subsequent Event - Business Combination

             On February 7, 2001, Marathon acquired 87% of the outstanding common stock of Pennaco Energy Inc., a natural gas producer. Marathon plans to acquire the remaining Pennaco shares through a merger in which each share of Pennaco common stock, not purchased in the offer and not held by stockholders who have properly exercised dissenters rights under Delaware law, will be converted into the right to receive the tender offer price in cash, without interest. The purchase price is expected to approximate $500 million. The acquisition will be accounted for using the purchase method of accounting.

Selected Quarterly Financial Data (Unaudited)

                                                                        2000
                                             --------------------------------------------------------------
(In millions, except per share data)           4th Qtr.        3rd Qtr.       2nd Qtr.       1st Qtr.
-----------------------------------------------------------------------------------------------------------
Revenues and other income:
 Revenues/(a)/                               $ 10,293       $  10,607      $  10,293       $  9,307
 Other income (loss)                             (837)             72             57            122
                                             --------       ---------      ---------       --------
   Total                                        9,456          10,679         10,350          9,429
Income (loss) from operations                    (625)            789            972            616
 Includes:
  Joint venture
   formation charges                             (931)              -              -              -
  Inventory market
   valuation credits                                -               -              -              -
Income (loss) before
 extraordinary losses                            (449)            140            423            297
Net income (loss)                                (449)            140            423            297
-----------------------------------------------------------------------------------------------------------
Marathon Stock data:
--------------------
Net income (loss)                            $   (310)      $     121      $     367       $    254
 Per share - basic and diluted                  (1.00)            .38           1.18            .81
Dividends paid per share                          .23             .23            .21            .21
Price range of Marathon Stock/(b)/:
 - Low                                             25-1/4          23-1/2         22-13/16       20-11/16
 - High                                            30-3/8          29-5/8         29-3/16        27-1/2
-----------------------------------------------------------------------------------------------------------
Steel Stock data:
-----------------
Income (loss) before
 extraordinary losses
 applicable to Steel Stock                   $   (141)      $      17      $      54       $     41
 - Per share:  basic                            (1.59)            .19            .62            .45
               diluted                          (1.59)            .19            .62            .45
Dividends paid per share                          .25             .25            .25            .25
Price range of Steel Stock/(b)/:
 - Low                                             12-11/16        14-7/8         18-1/4         20-5/8
 - High                                            18-5/16         19-11/16       26-7/8         32-15/16
-----------------------------------------------------------------------------------------------------------

                                                                        1999
                                             --------------------------------------------------------------
(In millions, except per share data)           4th Qtr.        3rd Qtr.       2nd Qtr.       1st Qtr.
-----------------------------------------------------------------------------------------------------------
Revenues and other income:
 Revenues/(a)/                               $  8,725       $   7,713      $   6,649       $  5,981
 Other income (loss)                               53             (13)            35            (24)
                                             --------       ---------      ---------       --------
   Total                                        8,778           7,700          6,684          5,957
Income (loss) from operations                     425             535            502            401
 Includes:
  Joint venture
   formation charges                                -               -              -              -
  Inventory market
   valuation credits                                -             136             66            349
Income (loss) before
 extraordinary losses                             205             201            189            110
Net income (loss)                                 205             199            189            105
-----------------------------------------------------------------------------------------------------------
Marathon Stock data:
--------------------
Net income (loss)                            $    171       $     230      $     134       $    119
 Per share - basic and diluted                    .55             .74            .43            .38
Dividends paid per share                          .21             .21            .21            .21
Price range of Marathon Stock/(b)/:
 - Low                                             23-5/8          28-1/2         25-13/16       19-5/8
 - High                                            30-5/8          33-7/8         32-3/4         31-3/8
-----------------------------------------------------------------------------------------------------------
Steel Stock data:
-----------------
Income (loss) before
 extraordinary losses
 applicable to Steel Stock                   $     32       $     (31)     $      52       $    (11)
 - Per share:  basic                              .35            (.35)           .60           (.13)
               diluted                            .35            (.35)           .59           (.13)
Dividends paid per share                          .25             .25            .25            .25
Price range of Steel Stock/(b)/:
 - Low                                             21-3/4          24-9/16        23-1/2         22-1/4
 - High                                            33              30-1/16        34-1/4         29-1/8
-----------------------------------------------------------------------------------------------------------

/(a)/ Certain items have been reclassified between revenues and cost of revenues, primarily to give effect to new accounting standards as disclosed in Note 2 of the Notes to Consolidated Financial Statements. Amounts reclassified in the first, second and third quarters of 2000 were $(65) million, $(138) million and $(14) million, respectively, and for the first, second, third and fourth quarters of 1999 were $(97) million, $(82) million, $(113) million and $(172) million, respectively.
/(b)/ Composite tape.

Principal Unconsolidated Investees (Unaudited)

                                                          December 31, 2000
            Company                            Country        Ownership               Activity
-----------------------------------------------------------------------------------------------------------------
Clairton 1314B Partnership, L.P.             United States       10%             Coke & Coke By-Products
CLAM Petroleum B.V.                          Netherlands         50%             Oil & Gas Production
Double Eagle Steel Coating Company           United States       50%             Steel Processing
Kenai LNG Corporation                        United States       30%             Natural Gas Liquification
LOCAP, Inc.                                  United States       50%  /(a)/      Pipeline & Storage Facilities
LOOP LLC                                     United States       47%  /(a)/      Offshore Oil Port
Manta Ray Offshore Gathering Company, LLC    United States       24%             Natural Gas Transmission
Minnesota Pipe Line Company                  United States       33%  /(a)/      Pipeline Facility
Nautilus Pipeline Company, LLC               United States       24%             Natural Gas Transmission
Odyssey Pipeline LLC                         United States       29%             Pipeline Facility
Poseidon Oil Pipeline Company, LLC           United States       28%             Crude Oil Transportation
PRO-TEC Coating Company                      United States       50%             Steel Processing
Republic Technologies International, LLC     United States       16%             Steel Products
Transtar, Inc.                               United States       46%             Transportation
USS-POSCO Industries                         United States       50%             Steel Processing
Worthington Specialty Processing             United States       50%             Steel Processing
-----------------------------------------------------------------------------------------------------------------

/(a)/ Represents the ownership of MAP.

Supplementary Information on Mineral Reserves (Unaudited)

Mineral Reserves (other than oil and gas)

                                                  Reserves at December 31/(a)/                    Production
                                             --------------------------------------  ------------------------------------
(Million tons)                                2000   1999     1998    1997    1996    2000    1999   1998    1997    1996
-------------------------------------------------------------------------------------------------------------------------
Iron/(b)/                                    709.8   726.1   738.6   754.8   716.3    16.3    14.3   15.8    16.8    15.1
Coal/(c)/                                    786.6   787.4   789.7   798.8   859.5     5.5     6.2    7.3     7.5     7.1
-------------------------------------------------------------------------------------------------------------------------

/(a)/ Commercially recoverable reserves include demonstrated (measured and indicated) quantities which are expressed in recoverable net product tons. /(b)/ Iron ore reserves decreased in 2000, 1999 and 1998 due to production, lease activity and engineering revisions. The increase in 1997 resulted from lease exchanges of 55.3 million tons.
/(c)/ Coal reserves decreased due to production, lease activity and engineering revisions, and additionally in 1997 due to a 53.2 million ton lease termination.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

                                                   United                   Other                     Equity
(In millions)            December 31               States       Europe      Intl.     Consolidated   Investees       Total
----------------------------------------------------------------------------------------------------------------------------
2000
    Capitalized costs:
      Proved properties                           $  5,752     $  4,739    $  1,373     $  11,864    $     226     $  12,090
      Unproved properties                              343          124         180           647            2           649
                                                  --------     --------    --------     ---------    ---------     ---------
         Total                                       6,095        4,863       1,553        12,511          228        12,739
                                                  --------     --------    --------     ---------    ---------     ---------
    Accumulated depreciation,
      depletion and amortization:
      Proved properties                              3,435        3,074         420         6,929          170         7,099
      Unproved properties                              107            -          13           120            1           121
                                                  --------     --------    --------     ---------    ---------     ---------
         Total                                       3,542        3,074         433         7,049          171         7,220
                                                  --------     --------    --------     ---------    ---------     ---------
    Net capitalized costs                         $  2,553     $  1,789    $  1,120     $   5,462    $      57     $   5,519
----------------------------------------------------------------------------------------------------------------------------
1999
    Capitalized costs:
      Proved properties                           $  8,270     $  4,465    $  1,270     $  14,005    $     612     $  14,617
      Unproved properties                              349           55         187           591          123           714
                                                  --------     --------    --------     ---------    ---------     ---------
         Total                                       8,619        4,520       1,457        14,596          735        15,331
                                                  --------     --------    --------     ---------    ---------     ---------
    Accumulated depreciation,
      depletion and amortization:
    Proved properties                                5,019        2,859         136         8,014          169         8,183
    Unproved properties                                 78            -           6            84            -            84
                                                  --------     --------    --------     ---------    ---------     ---------
         Total                                       5,097        2,859         142         8,098          169         8,267
                                                  --------     --------    --------     ---------    ---------     ---------
    Net capitalized costs                         $  3,522     $  1,661    $  1,315     $   6,498    $     566     $   7,064
----------------------------------------------------------------------------------------------------------------------------

     Supplementary Information on Oil and Gas Producing Activities (Unaudited) continued

     Results of Operations for Oil and Gas Producing Activities, Excluding Corporate Overhead and Interest Costs/(a)/

                                                        United                     Other                     Equity
     (In millions)                                      States       Europe        Intl.     Consolidated   Investees     Total
     ----------------------------------------------------------------------------------------------------------------------------
     2000: Revenues:
            Sales                                      $    783     $    579    $    310     $   1,672    $     145     $   1,817
            Transfers                                     1,337            -         188         1,525            -         1,525
            Other revenues/(b)/                            (875)          10          55          (810)           -          (810)
                                                       --------     --------    --------     ---------    ---------     ---------
              Total revenues                              1,245          589         553         2,387          145         2,532
           Expenses:
            Production costs                               (371)        (111)       (133)         (615)         (34)         (649)
            Shipping and handling costs/(c)/                (72)           -           -           (72)           -           (72)
            Exploration expenses                           (125)         (37)        (74)         (236)          (6)         (242)
            Reorganization costs                            (45)         (12)        (10)          (67)           -           (67)
            Depreciation, depletion
              and amortization                             (380)        (175)       (122)         (677)         (27)         (704)
            Impairments                                      (5)           -        (188)         (193)           -          (193)
            Other expenses                                  (33)          (3)        (15)          (51)           -           (51)
                                                       --------     --------    --------     ---------    ---------     ---------
              Total expenses                             (1,031)        (338)       (542)       (1,911)         (67)       (1,978)
            Other production-related
              earnings (losses)/(d)/                          4          (21)          4           (13)           1           (12)
                                                       --------     --------    --------     ---------    ---------     ---------
            Results before income taxes                     218          230          15           463           79           542
            Income taxes (credits)/(e)/                      70           62          (1)          131           27           158
                                                       --------     --------    --------     ---------    ---------     ---------
            Results of operations                      $    148     $    168    $     16     $     332    $      52     $     384
     ----------------------------------------------------------------------------------------------------------------------------
     1999: Revenues:
            Sales                                      $    547     $    431    $    200     $   1,178    $      33     $   1,211
            Transfers                                       882            -          88           970            -           970
            Other revenues/(b)/                               4            -          (2)            2            -             2
                                                       --------     --------    --------     ---------    ---------     ---------
              Total revenues                              1,433          431         286         2,150           33         2,183
           Expenses:
            Production costs                               (322)        (137)        (99)         (558)         (25)         (583)
            Shipping and handling costs/(c)/                (77)           -           -           (77)           -           (77)
            Exploration expenses                           (134)         (42)        (51)         (227)          (4)         (231)
            Depreciation, depletion
              and amortization                             (362)        (143)        (99)         (604)         (13)         (617)
            Impairments                                     (16)           -           -           (16)           -           (16)
            Other expenses                                  (28)          (7)        (15)          (50)           -           (50)
                                                       --------     --------    --------     ---------    ---------     ---------
              Total expenses                               (939)        (329)       (264)       (1,532)         (42)       (1,574)
            Other production-related
              earnings (losses)/(d)/                          1            4           4             9            1            10
                                                       --------     --------    --------     ---------    ---------     ---------
            Results before income taxes                     495          106          26           627           (8)          619
            Income taxes (credits)                          168           33          (7)          194           (3)          191
                                                       --------     --------    --------     ---------    ---------     ---------
            Results of operations                      $    327     $     73    $     33     $     433    $      (5)    $     428
     ----------------------------------------------------------------------------------------------------------------------------
     1998: Revenues:
            Sales                                      $    542     $    454    $     71     $   1,067    $      28     $   1,095
            Transfers                                       536            -          51           587            -           587
            Other revenues/(b)/                              43            -           -            43            -            43
                                                       --------     --------    --------     ---------    ---------     ----------
              Total revenues                              1,121          454         122         1,697           28         1,725
           Expenses:
            Production costs                               (295)        (153)        (57)         (505)          (8)         (513)
            Shipping and handling costs/(c)/                (67)           -           -           (67)           -           (67)
            Exploration expenses                           (165)         (23)        (49)         (237)          (5)         (242)
            Depreciation, depletion
              and amortization                             (339)        (150)        (58)         (547)          (8)         (555)
            Impairments/(f)/                                (14)         (22)        (47)          (83)           -           (83)
            Other expenses                                  (37)          (3)        (11)          (51)           -           (51)
                                                       --------     --------    --------     ---------    ---------     ---------
              Total expenses                               (917)        (351)       (222)       (1,490)         (21)       (1,511)
            Other production-related
              earnings (losses)/(d)/                          1           15           3            19            1            20
                                                       --------     --------    --------     ---------    ---------     ---------
            Results before income taxes                     205          118         (97)          226            8           234
            Income taxes (credits)                           61           22         (28)           55            3            58
                                                       --------     --------    --------     ---------    ---------     ---------
            Results of operations                      $    144     $     96    $    (69)    $     171    $       5     $     176
     ----------------------------------------------------------------------------------------------------------------------------

     /(a)/ Includes the results of using derivative instruments to manage commodity and foreign currency risks.
     /(b)/ Includes net gains (losses) on asset dispositions and contract settlements.
     /(c)/ Represents a reclassification of shipping and handling costs previously reported as a reduction from oil and gas revenues.
     /(d)/ Includes revenues, net of associated costs, from third-party activities that are an integral part of USX's production operations which may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
     /(e)/ Excludes net valuation allowance tax charges of $205 million.
     /(f)/ Includes suspended exploration well write-offs.

     Supplementary Information on Oil and Gas Producing Activities (Unaudited) continued

     Costs Incurred for Property Acquisition, Exploration and Development - Including Capital Expenditures

                                                              United                      Other                 Equity
     (In millions)                                            States          Europe      Intl.   Consolidated  Investees  Total
     ------------------------------------------------------------------------------------------------------------------------------
     2000:  Property acquisition:
              Proved                                         $   128          $    -      $   12    $  140      $   -     $  140
              Unproved                                            (5)/(a)/         -          10         5          -          5
            Exploration                                          161              33          93       287          2        289
            Development                                          288              42         103       433         77        510
     -----------------------------------------------------------------------------------------------------------------------------
     1999:  Property acquisition:
              Proved                                         $    20          $    -      $   10    $   30      $   -     $   30
              Unproved                                            26              12         107       145          -        145
            Exploration                                          141              47          64       252          8        260
            Development                                          232              34         117       383         84        467
     -----------------------------------------------------------------------------------------------------------------------------
     1998:  Property acquisition:
              Proved                                         $     3          $    3      $1,051    $1,057      $   -     $1,057
              Unproved                                            82               -          57       139          -        139
            Exploration                                          217              39          75       331         11        342
            Development                                          431              39          46       516        165        681
     ------------------------------------------------------------------------------------------------------------------------------

     /(a)/ Includes proceeds of $25 million realized from the reduction of mineral interests.

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

                                                    United                  Other                    Equity
     (Millions of barrels)                          States       Europe     Intl.     Consolidated  Investees      Total
     ------------------------------------------------------------------------------------------------------------------------
     Liquid Hydrocarbons
          Proved developed and
           undeveloped reserves:
            Beginning of year - 1998                  590         161          26          777          82           859
            Purchase of reserves in place               1           -         156          157           -           157
            Revisions of previous estimates            (1)        (28)          1          (28)         (2)          (30)
            Improved recovery                           3           -           -            3           -             3
            Extensions, discoveries and
             other additions                           10           4          18           32           -            32
            Production                                (49)        (15)         (7)         (71)          -           (71)
            Sales of reserves in place                 (5)          -           -           (5)          -            (5)
                                                   ------      ------      ------        -----       -----         -----
            End of year - 1998                        549         122         194          865          80           945
            Purchase of reserves in place              14           -           7           21           -            21
            Revisions of previous estimates             2         (20)          -          (18)         (3)          (21)
            Improved recovery                          11           -           1           12           -            12
            Extensions, discoveries and
             other additions                            9           -           5           14           -            14
            Production                                (53)        (12)        (11)         (76)          -           (76)
            Sales of reserves in place                (12)          -          (9)         (21)          -           (21)
                                                   ------      ------      ------        -----       -----         -----
            End of year - 1999                        520          90         187          797          77           874
            Purchase of reserves in place              27           -           -           27           -            27
            Exchange of interest/(a)/                   6          60           -           66         (73)           (7)
            Revisions of previous estimates            (4)        (35)        (21)         (60)          -           (60)
            Improved recovery                           7           -           -            7           -             7
            Extensions, discoveries and
             other additions                           15           3           1           19           -            19
            Production                                (48)        (10)        (13)         (71)         (4)          (75)
            Sales of reserves in place                (65)          -          (3)         (68)          -           (68)
                                                   ------      ------      ------        -----       -----         -----
            End of year - 2000                        458         108         151          717           -           717
     ------------------------------------------------------------------------------------------------------------------------
          Proved developed reserves:
            Beginning of year - 1998                  486         161          12          659           -           659
            End of year - 1998                        489         119          67          675           -           675
            End of year - 1999                        476          90          72          638          69           707
            End of year - 2000                        414          74          57          545           -           545
     ------------------------------------------------------------------------------------------------------------------------

     /(a)/ Reserves represent the exchange of an equity interest in Sakhalin
           Energy Investment Company Ltd. for certain interests in the UK Atlantic Margin area and the Gulf of Mexico.

     Supplementary Information on Oil and Gas Producing Activities (Unaudited) continued

     Estimated Quantities of Proved Oil and Gas Reserves (continued)

                                                            United            Other                     Equity
     (Billions of cubic feet)                               States   Europe   Intl.   Consolidated     Investees   Total
     ----------------------------------------------------------------------------------------------------------------------------
     Natural Gas
       Proved developed and
       undeveloped reserves:
        Beginning of year - 1998                             2,232    1,048      23          3,303         111      3,414
        Purchase of reserves in place                           10        -     782            792           -        792
        Revisions of previous estimates                        (16)      10      (1)            (7)          5         (2)
        Improved recovery                                        -        -       -              -           -          -
        Extensions, discoveries and
         other additions                                       238       32      55            325           5        330
        Production                                            (272)    (124)    (29)          (425)        (11)      (436)
        Sales of reserves in place                             (29)       -       -            (29)          -        (29)
                                                           -------   ------   -----         ------      ------     ------
        End of year - 1998                                   2,163      966     830          3,959         110      4,069
        Purchase of reserves in place                            5        -      11             16           -         16
        Revisions of previous estimates                        (83)     (81)     (3)          (167)         13       (154)
        Improved recovery                                        8        -       2             10           -         10
        Extensions, discoveries and
         other additions                                       281        -      94            375          13        388
        Production                                            (275)    (111)    (59)          (445)        (13)      (458)
        Sales of reserves in place                             (42)       -     (42)           (84)          -        (84)
                                                           -------   ------   -----         ------      ------     ------
        End of year - 1999                                   2,057      774     833          3,664         123      3,787
        Purchase of reserves in place                          114        -      15            129           -        129
        Exchange of interest/(a)/                               14       31       -             45           -         45
        Revisions of previous estimates                       (154)    (114)   (347)          (615)        (26)      (641)
        Improved recovery                                        -        -       -              -           -          -
        Extensions, discoveries and
         other additions                                       217       35      38            290           2        292
        Production                                            (268)    (112)    (52)          (432)        (10)      (442)
        Sales of reserves in place                             (66)       -     (10)           (76)          -        (76)
                                                           -------   ------   -----         ------      ------     ------
        End of year - 2000                                   1,914      614     477          3,005          89      3,094
     ----------------------------------------------------------------------------------------------------------------------------
     Proved developed reserves:
        Beginning of year - 1998                             1,702    1,024      19          2,745          78      2,823
        End of year - 1998                                   1,678      909     534          3,121          76      3,197
        End of year - 1999                                   1,550      741     497          2,788          65      2,853
        End of year - 2000                                   1,421      563     381          2,365          52      2,417
     ----------------------------------------------------------------------------------------------------------------------------

     /(a)/ Reserves represent the exchange of an equity interest in Sakhalin
           Energy Investment Company Ltd. for certain interests in the UK Atlantic Margin area and the Gulf of Mexico.

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

   Supplementary Information on Oil and Gas Producing Activities (Unaudited) continued

   Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (continued)

                                             United                    Other                         Equity
   (In millions)                             States        Europe      Intl.         Consolidated   Investees    Total
   ----------------------------------------------------------------------------------------------------------------------
   December 31, 2000:
    Future cash inflows                    $ 25,052       $ 4,571     $ 6,704          $ 36,327     $   313    $ 36,640
    Future production costs                  (5,689)       (1,662)     (1,156)           (8,507)       (125)     (8,632)
    Future development costs                   (638)         (185)       (309)           (1,132)        (26)     (1,158)
    Future income tax expenses               (6,290)         (677)     (2,102)           (9,069)        (76)     (9,145)
                                           --------       -------     -------          --------     -------    --------
    Future net cash flows                    12,435         2,047       3,137            17,619          86      17,705
    10% annual discount for
     estimated timing of cash flows          (5,403)         (486)     (1,524)           (7,413)        (19)     (7,432)
                                           --------       -------     -------          --------     -------    --------
    Standardized measure of
     discounted future net cash
     flows relating to proved oil
     and gas reserves                      $  7,032       $ 1,561     $ 1,613          $ 10,206     $    67    $ 10,273
   ----------------------------------------------------------------------------------------------------------------------
   December 31, 1999:
    Future cash inflows                    $ 15,393       $ 4,426     $ 5,242          $ 25,061     $ 2,154    $ 27,215
    Future production costs                  (4,646)       (1,864)     (1,107)           (7,617)       (850)     (8,467)
    Future development costs                   (445)          (86)       (315)             (846)        (88)       (934)
    Future income tax expenses               (3,102)         (987)     (1,581)           (5,670)       (328)     (5,998)
                                           --------       -------     -------          --------     -------    --------
    Future net cash flows                     7,200         1,489       2,239            10,928         888      11,816
    10% annual discount for
     estimated timing of cash flows          (3,371)         (374)       (862)           (4,607)       (372)     (4,979)
                                           --------       -------     -------          --------     -------    --------
    Standardized measure of
     discounted future net cash
     flows relating to proved oil
     and gas reserves                      $  3,829       $ 1,115     $ 1,377          $  6,321     $   516    $  6,837
   ----------------------------------------------------------------------------------------------------------------------
   December 31, 1998:
    Future cash inflows                    $  8,442       $ 3,850     $ 2,686          $ 14,978     $ 1,036    $ 16,014
    Future production costs                  (3,731)       (2,240)       (950)           (6,921)       (586)     (7,507)
    Future development costs                   (559)         (130)       (323)           (1,012)       (124)     (1,136)
    Future income tax expenses                 (816)         (630)       (542)           (1,988)        (45)     (2,033)
                                           --------       -------     -------          --------     -------    --------
    Future net cash flows                     3,336           850         871             5,057         281       5,338
    10% annual discount for
      estimated timing of cash flows         (1,462)         (256)       (392)           (2,110)       (136)     (2,246)
                                           --------       -------     -------          --------     -------    --------
   Standardized measure of
      discounted future net cash
      flows relating to proved oil
      and gas reserves                     $  1,874       $   594     $   479          $  2,947     $   145    $  3,092
   ----------------------------------------------------------------------------------------------------------------------

   Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                              Consolidated                   Equity Investees                    Total
                                     ------------------------------    ---------------------------  -------------------------------
   (In millions)                        2000      1999     1998          2000      1999      1998    2000         1999      1998
   --------------------------------------------------------------------------------------------------------------------------------
   Sales and transfers of
    oil and gas produced,
    net of production costs          $(2,508)   $(1,516)  $(1,125)    $  (111)    $    (8)  $ (20)  $(2,619)    $(1,524)  $(1,145)
   Net changes in prices and
    production costs related
    to future production               6,820      5,891    (3,579)         12         484    (372)    6,832       6,375    (3,951)
   Extensions, discoveries and
    improved recovery, less
    related costs                      1,472        566       284           3           9       4     1,475         575       288
   Development costs incurred
    during the period                    433        383       516          77          84     165       510         467       681
   Changes in estimated future
    development costs                   (273)       (69)     (285)        (22)        (52)   (100)     (295)       (121)     (385)
   Revisions of previous
    quantity estimates                (1,899)      (346)     (110)        (43)         (8)     (2)   (1,942)       (354)     (112)
   Net changes in purchases
    and sales of minerals in place       380         68       637           -           -       -       380          68       637
   Net change in exchanges of
    reserves in place                    755          -         -        (547)          -       -       208           -         -
   Accretion of discount                 843        382       623          62          18      39       905         400       662
   Net change in income taxes         (1,969)    (1,995)      825          90        (117)     57    (1,879)     (2,112)      882
   Other                                (169)        10       401          30         (39)    102      (139)        (29)      503
   --------------------------------------------------------------------------------------------------------------------------------
   Net change for the year             3,885      3,374    (1,813)       (449)        371    (127)    3,436       3,745    (1,940)
   Beginning of year                   6,321      2,947     4,760         516         145     272     6,837       3,092     5,032
   --------------------------------------------------------------------------------------------------------------------------------
   End of year                       $10,206    $ 6,321   $ 2,947     $    67     $   516   $ 145   $10,273     $ 6,837   $ 3,092
   --------------------------------------------------------------------------------------------------------------------------------

Five-Year Operating Summary - Marathon Group

                                                                          2000     1999      1998       1997    1996
------------------------------------------------------------------------------------------------------------------------
Net Liquid Hydrocarbon Production (thousands of barrels per day)
 United States (by region)
  Alaska                                                                    -         -         -         -         8
  Gulf Coast                                                               62        74        55        29        30
  Southern                                                                  5         5         6         8         9
  Central                                                                   4         4         4         5         4
  Mid-Continent                                                            34        38        44        46        45
  Rocky Mountain                                                           26        24        26        27        26
                                                                        ---------------------------------------------
     Total United States                                                  131       145       135       115       122
                                                                        ---------------------------------------------
International
  Canada                                                                   19        17         6         -         -
  Egypt                                                                     1         5         8         8         8
  Gabon                                                                    16         9         5         -         -
  Norway                                                                    -         -         1         2         3
  United Kingdom                                                           29        31        41        39        48
                                                                        ---------------------------------------------
     Total International                                                   65        62        61        49        59
                                                                        ---------------------------------------------
       Consolidated                                                       196       207       196       164       181
Equity investee/(a)/                                                       11         1         -         -         -
                                                                        ---------------------------------------------
     Total                                                                207       208       196       164       181
Natural gas liquids included in above                                      22        19        17        17        17
------------------------------------------------------------------------------------------------------------------------
Net Natural Gas Production (millions of cubic feet per day)
 United States (by region)
  Alaska                                                                  160       148       144       151       145
  Gulf Coast                                                               88       107        84        78        88
  Southern                                                                147       178       208       189       161
  Central                                                                 156       134       117       119       109
  Mid-Continent                                                           133       129       125       125       122
  Rocky Mountain                                                           47        59        66        60        51
                                                                        ---------------------------------------------
     Total United States                                                  731       755       744       722       676
                                                                        ---------------------------------------------
International
 Canada                                                                   143       150        65         -         -
 Egypt                                                                      -        13        16        11        13
 Ireland                                                                  115       132       168       228       259
 Norway                                                                     -        26        27        54        87
 United Kingdom - equity                                                  212       168       165       130       140
                - other/(b)/                                               11        16        23        32        32
                                                                        ---------------------------------------------
     Total International                                                  481       505       464       455       531
                                                                        ---------------------------------------------
       Consolidated                                                     1,212     1,260     1,208     1,177     1,207
 Equity investee/(c)/                                                      29        36        33        42        45
                                                                        ---------------------------------------------
          Total                                                         1,241     1,296     1,241     1,219     1,252
------------------------------------------------------------------------------------------------------------------------
Average Sales Prices
 Liquid Hydrocarbons (dollars per barrel)/(d)(e)/
  United States                                                       $ 25.11    $15.44    $10.42    $16.88    $18.58
  International                                                         26.54     16.90     12.24     18.77     20.34
 Natural Gas (dollars per thousand cubic feet)/(d)(e)/
  United States                                                       $  3.30     $1.90     $1.79     $2.20     $2.09
  International                                                          2.76      1.90      1.94      2.00      1.97
------------------------------------------------------------------------------------------------------------------------
Net Proved Reserves at year-end (developed and undeveloped)
 Liquid Hydrocarbons (millions of barrels)
  United States                                                           458       520       549       590       570
  International                                                           259       277       316       187       203
                                                                        ---------------------------------------------
       Consolidated                                                       717       797       865       777       773
  Equity investee/(a)/                                                      -        77        80        82         -
                                                                        ---------------------------------------------
          Total                                                           717       874       945       859       773
 Developed reserves as % of total net reserves                             76%       81%       71%       77%       80%
------------------------------------------------------------------------------------------------------------------------
 Natural Gas (billions of cubic feet)
  United States                                                         1,914     2,057     2,163     2,232     2,251
  International                                                         1,091     1,607     1,796     1,071     1,199
                                                                        ---------------------------------------------
       Consolidated                                                     3,005     3,664     3,959     3,303     3,450
  Equity investee/(c)/                                                     89       123       110       111       132
                                                                        ---------------------------------------------
          Total                                                         3,094     3,787     4,069     3,414     3,582
 Developed reserves as % of total net reserves                             78%       75%       79%       83%       83%
------------------------------------------------------------------------------------------------------------------------

/(a)/ Represents Marathon's equity interest in Sakhalin Energy Investment
      Company Ltd. and CLAM Petroleum B.V.
/(b)/ Represents gas acquired for injection and subsequent resale.
/(c)/ Represents Marathon's equity interest in CLAM Petroleum B.V.
/(d)/ Prices exclude gains/losses from hedging activities.
/(e)/ Prices exclude equity investees and purchase/resale gas.

Five-Year Operating Summary - Marathon Group continued

                                                                               2000/(a)/   1999/(a)/   1998/(a)/     1997      1996
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Refinery Operations (thousands of barrels per day)
 In-use crude oil capacity at year-end                                           935         935         935          575       570
 Refinery runs - crude oil refined                                               900         888         894          525       511
               - other charge and blend stocks                                   141         139         127           99        96
 In-use crude oil capacity utilization rate                                       96%         95%         96%          92%       90%
-----------------------------------------------------------------------------------------------------------------------------------
Source of Crude Processed (thousands of barrels per day)
 United States                                                                   400         349         317          202       229
 Canada                                                                          102          92          98           24        18
 Middle East and Africa                                                          346         363         394          241       193
 Other International                                                              52          84          85           58        73
                                                                             ------------------------------------------------------
     Total                                                                       900         888         894          525       513
-----------------------------------------------------------------------------------------------------------------------------------
Refined Product Yields (thousands of barrels per day)
 Gasoline                                                                        552         566         545          353       345
 Distillates                                                                     278         261         270          154       155
 Propane                                                                          20          22          21           13        13
 Feedstocks and special products                                                  74          66          64           36        35
 Heavy fuel oil                                                                   43          43          49           35        30
 Asphalt                                                                          74          69          68           39        36
                                                                             ------------------------------------------------------
     Total                                                                     1,041       1,027       1,017          630       614
-----------------------------------------------------------------------------------------------------------------------------------
Refined Products Yields (% breakdown)
 Gasoline                                                                         53%         55%         54%          56%       56%
 Distillates                                                                      27          25          27           24        25
 Other products                                                                   20          20          19           20        19
                                                                             ------------------------------------------------------
     Total                                                                       100%        100%        100%         100%      100%
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Refined Product Sales Volumes (thousands of barrels per day)
 Gasoline                                                                        746         714         671          452       468
 Distillates                                                                     352         331         318          198       192
 Propane                                                                          21          23          21           12        12
 Feedstocks and special products                                                  69          66          67           40        37
 Heavy fuel oil                                                                   43          43          49           34        31
 Asphalt                                                                          75          74          72           39        35
                                                                             ------------------------------------------------------
     Total                                                                     1,306       1,251       1,198          775       775
 Matching buy/sell volumes included in above                                      52          45          39           51        71
-----------------------------------------------------------------------------------------------------------------------------------
Refined Products Sales Volumes by Class of Trade
 (as a % of total sales volumes)
  Wholesale - independent private-brand
               marketers and consumers                                            65%         66%         65%          61%       62%
  Marathon and Ashland brand jobbers and dealers                                  12          11          11           13        13
  Speedway SuperAmerica retail outlets                                            23          23          24           26        25
                                                                             ------------------------------------------------------
     Total                                                                       100%        100%        100%         100%      100%
-----------------------------------------------------------------------------------------------------------------------------------
Refined Products (dollars per barrel)
 Average sales price                                                          $38.24      $24.59      $20.65       $26.38    $27.43
 Average cost of crude oil throughput                                          29.07       18.66       13.02        19.00     21.94
-----------------------------------------------------------------------------------------------------------------------------------
Petroleum Inventories at year-end (thousands of barrels)
 Crude oil, raw materials and natural gas liquids                             33,720      34,255      35,630       19,351    20,047
 Refined products                                                             34,386      32,853      32,334       20,598    21,283
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Refined Product Marketing
 Outlets at year-end
 MAP operated terminals                                                           91          93          88           51        51
 Retail - Marathon and Ashland brand outlets                                   3,728       3,482       3,117        2,465     2,392
        - Speedway SuperAmerica outlets                                        2,242       2,433       2,257        1,544     1,592
-----------------------------------------------------------------------------------------------------------------------------------
Pipelines (miles of common carrier pipelines)/(b)/
 Crude Oil - gathering lines                                                     419         557       2,827        1,003     1,052
           - trunklines                                                        4,623       4,720       4,859        2,665     2,665
 Products  - trunklines                                                        2,834       2,856       2,861        2,310     2,310
                                                                             ------------------------------------------------------
     Total                                                                     7,876       8,133      10,547        5,978     6,027
-----------------------------------------------------------------------------------------------------------------------------------
Pipeline Barrels Handled (millions)/(c)/
 Crude Oil - gathering lines                                                    22.7        30.4        47.8         43.9      43.2
           - trunklines                                                        563.6       545.7       571.9        369.6     378.7
 Products  - trunklines                                                        329.7       331.9       329.7        262.4     274.8
                                                                             ------------------------------------------------------
     Total                                                                     916.0       908.0       949.4        675.9     696.7
-----------------------------------------------------------------------------------------------------------------------------------
River Operations
 Barges - owned/leased                                                           158         169         169            -         -
 Boats  - owned/leased                                                             6           8           8            -         -
-----------------------------------------------------------------------------------------------------------------------------------

/(a)/ 1998-2000 statistics include 100% of MAP and should be considered when compared to prior periods.
/(b)/ Pipelines for downstream operations also include non-common carrier, leased and equity investees.
/(c)/ Pipeline barrels handled on owned common carrier pipelines, excluding equity investees.

     Five-Year Operating Summary - U. S. Steel Group

     (Thousands of net tons, unless otherwise noted)            2000         1999        1998        1997        1996
     -----------------------------------------------------------------------------------------------------------------
     Raw Steel Production
       Gary, IN                                                  6,610       7,102       6,468       7,428       6,840
       Mon Valley, PA                                            2,683       2,821       2,594       2,561       2,746
       Fairfield, AL                                             2,069       2,109       2,152       2,361       1,862
       Kosice, Slovak Republic                                     382           -           -           -           -
                                                               -------------------------------------------------------
               Total                                            11,744      12,032      11,214      12,350      11,448
     -----------------------------------------------------------------------------------------------------------------
     Raw Steel Capability
       Domestic Steel                                           12,800      12,800      12,800      12,800      12,800
       U. S. Steel Kosice/(a)/                                     467           -           -           -           -
                                                               -------------------------------------------------------
               Total                                            13,267      12,800      12,800      12,800      12,800
               Total production as % of total capability          88.5        94.0        87.6        96.5        89.4
     -----------------------------------------------------------------------------------------------------------------
     Hot Metal Production
       Domestic Steel                                            9,904      10,344       9,743      10,591       9,716
       U. S. Steel Kosice                                          340           -           -           -           -
                                                               -------------------------------------------------------
               Total                                            10,244      10,344       9,743      10,591       9,716
     -----------------------------------------------------------------------------------------------------------------
     Coke Production
       Domestic Steel/(b)/                                       5,003       4,619       4,835       5,757       6,777
       U. S. Steel Kosice                                          188           -           -           -           -
                                                               -------------------------------------------------------
               Total                                             5,191       4,619       4,835       5,757       6,777
     -----------------------------------------------------------------------------------------------------------------
     Iron Ore Pellets - Minntac, MN
       Shipments                                                15,020      15,025      15,446      16,403      14,962
     -----------------------------------------------------------------------------------------------------------------
     Coal Production                                             6,195       6,632       8,150       7,528       7,283
     -----------------------------------------------------------------------------------------------------------------
     Coal Shipments                                              6,779       6,924       7,670       7,811       7,117
     -----------------------------------------------------------------------------------------------------------------
     Steel Shipments by Product - Domestic Steel
       Sheet and semi-finished steel products                    7,409       8,114       7,608       8,170       8,677
       Tubular, plate and tin mill products                      3,347       2,515       3,078       3,473       2,695
                                                               -------------------------------------------------------
               Total                                            10,756      10,629      10,686      11,643      11,372
               Total as % of domestic steel industry               9.8        10.0        10.5        10.9        11.3
     -----------------------------------------------------------------------------------------------------------------
     Steel Shipments by Product - U. S. Steel Kosice
       Sheet and semi-finished steel products                      207           -           -           -           -
       Tubular, plate and tin mill products                        110           -           -           -           -
                                                               -------------------------------------------------------
               Total                                               317           -           -           -           -
     -----------------------------------------------------------------------------------------------------------------
     Steel Shipments by Market - Domestic Steel
       Steel service centers                                     2,315       2,456       2,563       2,746       2,831
       Transportation                                            1,466       1,505       1,785       1,758       1,721
       Further conversion:
         Joint ventures                                          1,771       1,818       1,473       1,568       1,542
         Trade customers                                         1,174       1,633       1,140       1,378       1,227
       Containers                                                  702         738         794         856         874
       Construction                                                936         844         987         994         865
       Oil, gas and petrochemicals                                 973         363         509         810         746
       Export                                                      544         321         382         453         493
       All other                                                   875         951       1,053       1,080       1,073
                                                               -------------------------------------------------------
               Total                                            10,756      10,629      10,686      11,643      11,372
     -----------------------------------------------------------------------------------------------------------------
     Average Steel Price Per Ton
       Domestic Steel                                          $   450     $   420     $   469     $   479     $   467
       U. S. Steel Kosice                                          269           -           -           -           -
     -------------------------------------------------------------------------------------------------------------------

     /(a)/ Represents the operations of U. S. Steel Kosice s.r.o., following the acquisition of the steelmaking operations and related assets of VSZ a.s. on November 24, 2000.
     /(b)/ The reduction in coke production after 1996 reflected U. S. Steel's entry into a strategic partnership with two limited partners on June 1, 1997, to acquire an interest in three coke batteries at its Clairton (Pa.) Works.

     Five-Year Financial Summary

     (Dollars in millions, except as noted)                             2000          1999            1998      1997       1996
     -----------------------------------------------------------------------------------------------------------------------------
     Statement of Operations
     Revenues and other income/(a)/                                  $ 39,914       $ 29,119        $28,077    $22,824   $ 22,938
     Income from operations                                             1,752          1,863          1,517      1,705      1,779
      Includes:
       Joint venture formation charges                                   (931)             -              -          -          -
       Inventory market valuation (charges) credits                         -            551           (267)      (284)       209
       Gain on ownership change in MAP                                     12             17            245          -          -
     Income from continuing operations                               $    411       $    705        $   674    $   908   $    946
     Income from discontinued operations                                    -              -              -         80          6
     Extraordinary losses                                                   -             (7)             -          -         (9)
                                                                     ------------------------------------------------------------
       Net Income                                                    $    411       $    698        $   674    $   988   $    943
     ----------------------------------------------------------------------------------------------------------------------------
     Applicable to Marathon Stock
      Income before extraordinary loss                               $    432       $    654        $   310    $   456   $    671
      Income before extraordinary loss
       per share - basic (in dollars)                                    1.39           2.11           1.06       1.59       2.33
                 - diluted (in dollars)                                  1.39           2.11           1.05       1.58       2.31
      Net income                                                          432            654            310        456        664
      Net income per share  - basic (in dollars)                         1.39           2.11           1.06       1.59       2.31
                            - diluted (in dollars)                       1.39           2.11           1.05       1.58       2.29
      Dividends paid per share (in dollars)                               .88            .84            .84        .76        .70
     ----------------------------------------------------------------------------------------------------------------------------
     Applicable to Steel Stock
     Income (loss) before extraordinary losses                       $    (29)      $     42        $   355    $   449   $    253
     Income (loss) before extraordinary losses
       per share - basic (in dollars)                                    (.33)           .48           4.05       5.24       3.00
                 - diluted (in dollars)                                  (.33)           .48           3.92       4.88       2.97
       Net income (loss)                                                  (29)            35            355        449        251
       Net income (loss) per share - basic (in dollars)                  (.33)           .40           4.05       5.24       2.98
                                   - diluted (in dollars)                (.33)           .40           3.92       4.88       2.95
       Dividends paid per share (in dollars)                             1.00           1.00           1.00       1.00       1.00
     -----------------------------------------------------------------------------------------------------------------------------
     Balance Sheet Position at year-end
       Cash and cash equivalents                                     $    559       $    133        $   146    $    54   $     55
       Total assets                                                    23,401         22,931         21,133     17,284     16,980
       Capitalization:
        Notes payable                                                $    150       $      -        $   145    $   121   $     81
        Total long-term debt                                            4,460          4,283          3,991      3,403      4,212
        Preferred stock of subsidiary and
         trust preferred securities                                       433            433            432        432        250
        Minority interest in MAP                                        1,840          1,753          1,590          -          -
        Redeemable Delhi Stock                                              -              -              -        195          -
        Preferred stock                                                     2              3              3          3          7
        Common stockholders' equity                                     6,762          6,853          6,402      5,397      5,015
                                                                     ------------------------------------------------------------
           Total capitalization                                      $ 13,647       $ 13,325        $12,563    $ 9,551   $  9,565
     ----------------------------------------------------------------------------------------------------------------------------
       % of total debt to capitalization/(b)/                            36.9           35.4           36.4       41.4       47.5
     ----------------------------------------------------------------------------------------------------------------------------
     Cash Flow Data
       Net cash from operating activities                            $  2,531       $  1,936        $ 2,022    $ 1,464   $  1,655
       Capital expenditures                                             1,669          1,665          1,580      1,373      1,168
       Disposal of assets                                                 560            366             86        481        443
       Dividends paid                                                     371            354            342        316        307
     ----------------------------------------------------------------------------------------------------------------------------
      Employee Data
       Total employment costs/(c)(d)/                                $  2,692       $  2,582        $ 2,372    $ 2,289   $  2,179
       Average number of employees/(c)(d)/                             52,459         52,596         44,860     41,620     41,553
       Number of pensioners at year-end/(d)/                           97,594        100,504/(e)/    95,429     97,051     99,713
     ----------------------------------------------------------------------------------------------------------------------------

     /(a)/ 1996-1999 reclassified to conform to 2000 classifications.
     /(b)/ Total debt represents the sum of notes payable, total long-term debt and preferred stock of subsidiary and trust preferred securities. /(c)/ Includes U. S. Steel Kosice s.r.o. from date of acquisition in 2000 and excludes the Delhi Companies sold in 1997.
     /(d)/ Data for 1998 includes Ashland employees from the date of their payroll transfer to MAP, which occurred at various times throughout 1998. These employees were contracted to MAP in 1998, prior to their payroll transfer.
     /(e)/ Includes approximately 8,000 surviving spouse beneficiaries added to the U. S. Steel pension plan in 1999.

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

                    On January 1, 1998, Marathon Oil Company ("Marathon")
               transferred certain refining, marketing and transportation ("RM&T") net assets to Marathon Ashland Petroleum LLC ("MAP"), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland Inc. ("Ashland") in exchange for a 38 percent interest in MAP. Financial measures such as revenues, income from operations and capital expenditures in 2000, 1999 and 1998 include 100 percent of MAP and are not comparable to prior period amounts. Net income and related per share amounts for 2000, 1999 and 1998 are net of minority interest. For further discussion of MAP, see Note 3 to the USX Consolidated Financial Statements.

                    On August 11, 1998, Marathon acquired Tarragon Oil and Gas
               Limited ("Tarragon"), a Canadian oil and gas exploration and production company. The purchase price included $686 million in cash payments, the assumption of $345 million in debt and the issuance of Exchangeable Shares of an indirect Canadian subsidiary of Marathon valued at $29 million. The Exchangeable Shares are exchangeable at any time on a one-for-one basis for shares of USX -Marathon Group Common Stock ("Marathon Stock"). On November 4, 1998, USX sold 17 million shares of Marathon Stock. The proceeds to USX of $528 million were used to reduce indebtedness incurred to fund the Tarragon acquisition. Financial measures such as revenues, income from operations and capital expenditures include operations of Marathon Canada Limited, formerly known as Tarragon, commencing August 12, 1998. For further discussion of Tarragon, see Note 3 to the USX Consolidated Financial Statements.

                    On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o.
               ("USSK"), which held the steel operations and related assets of VSZ a.s. ("VSZ"), located in the Slovak Republic. The 2000 results include USSK operations after the acquisition date. For further discussion of USSK, see Note 3 to the USX Consolidated Financial Statements.

                    Management's Discussion and Analysis of USX Consolidated
               Financial Statements provides certain information about the Marathon and U. S. Steel Groups, particularly in Management's Discussion and Analysis of Operations by Group. More expansive Group information is provided in Management's Discussion and Analysis of the Marathon Group and U. S. Steel Group, which are included in the USX 2000 Form 10-K. Management's Discussion and Analysis should be read in conjunction with the USX Consolidated Financial Statements and Notes to the USX Consolidated Financial Statements.

                    Certain sections of Management's Discussion and Analysis
               include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX 2000 Form 10-K.

             Management's Discussion and Analysis continued

Management's Discussion and Analysis of Income

                     Revenues and Other Income for each of the last three years are summarized in the following table:

               (Dollars in millions)                                                   2000      1999      1998
               ------------------------------------------------------------------------------------------------
               Revenues and other income/(a)/
                Marathon Group                                                      $33,859   $23,707   $21,623
                U. S. Steel Group                                                     6,132     5,470     6,477
                Eliminations                                                            (77)      (58)      (23)
                                                                                    -------   -------   -------
                   Total USX Corporation revenues and other income                   39,914    29,119    28,077
               Less:
                Consumer excise taxes on petroleum products and merchandise/(b)/      4,344     3,973     3,824
                                                                                    -------   -------   -------
                   Revenues and other income adjusted to exclude above item         $35,570   $25,146   $24,253
               ------------------------------------------------------------------------------------------------

             /(a)/ Consists of revenues, dividend and investee income (loss), gain on ownership change in MAP, net gains (losses) on disposal of assets and other income.
             /(b)/ Included in both revenues and costs and expenses for the
                   Marathon Group and USX Consolidated, resulting in no effect on income.

                   Adjusted revenues and other income increased by $10,424
             million in 2000 compared with 1999, reflecting a 43 percent increase for the Marathon Group and a 12 percent increase for the
             U. S. Steel Group. Adjusted revenues and other income increased by $893 million in 1999 compared with 1998, reflecting a 10 percent increase for the Marathon Group, partially offset by a 16 percent decrease for the U. S. Steel Group. For further discussion, see Management's Discussion and Analysis of Operations by Group, herein.

                   Income from operations for each of the last three years are summarized in the following table:

               (Dollars in millions)                                                   2000      1999      1998
               ------------------------------------------------------------------------------------------------
               Reportable segments
                Marathon Group
                 Exploration & production                                           $ 1,535    $  618    $  278
                 Refining, marketing & transportation                                 1,273       611       896
                 Other energy related businesses                                         38        61        33
                                                                                    -------    ------    ------
                   Income for reportable segments - Marathon Group                    2,846     1,290     1,207
                U. S. Steel Group
                 Domestic Steel                                                          23        91       517
                 U. S. Steel Kosice                                                       2         -         -
                                                                                    -------    ------    ------
                   Income for reportable segments - U. S. Steel Group                    25        91       517
                                                                                    -------    ------    ------
                   Income for reportable segments - USX Corporation                   2,871     1,381     1,724
               Items not allocated to reportable segments:
                Marathon Group                                                       (1,198)      423      (269)
                U. S. Steel Group                                                        79        59        62
                                                                                    -------    ------    ------
                   Total income from operations - USX Corporation                   $ 1,752    $1,863    $1,517
               ------------------------------------------------------------------------------------------------

                   Income from operations decreased $111 million in 2000
             compared with 1999 and increased $346 million in 1999 compared with 1998. The decrease in 2000, despite higher income from reportable segments for the Marathon Group, was primarily due to special charges at Marathon, in particular a noncash adjustment related to the formation of a joint venture with Kinder Morgan Energy Partners, L.P. In addition, income from operations for the U. S. Steel Group declined in 2000 due primarily to higher costs related to energy and inefficient operating levels, lower income from raw materials operations, particularly coal operations, and lower sheet shipments resulting from high levels of imports that continued in 2000. For further discussion, see Management's Discussion and Analysis of Operations by Group, herein.

               Management's Discussion and Analysis continued

                     Net interest and other financial costs for each of the last three years are summarized in the following table:

               (Dollars in millions)                         2000   1999    1998
               -----------------------------------------------------------------
               Interest and other financial income         $  34  $   3   $  39
               Interest and other financial costs            375    365     318
                                                           -----  -----   -----
                  Net interest and other financial costs     341    362     279
               Less:
                Favorable adjustment to
                 carrying value of indexed debt/(a)/            -   (13)    (44)
                                                           ------ -----   -----
               Net interest and other financial costs
                 adjusted to exclude above item            $ 341  $ 375   $ 323
               -----------------------------------------------------------------

               /(a)/ In December 1996, USX issued $117 million in aggregate principal amount of 6-3/4% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RTI International Metals, Inc. ("RTI") or for the equivalent amount of cash, at USX's option. The carrying value of indexed debt was adjusted quarterly to settlement value based on changes in the value of RTI common stock. Any resulting adjustment was charged or credited to income and included in interest and other financial costs. In 1999, USX irrevocably deposited with a trustee the RTI common stock resulting in satisfaction of USX's obligation. For further information see Note 7 to the USX Consolidated Financial Statements.

                     Excluding the effect of the adjustment to the carrying
               value of indexed debt, net interest and other financial costs decreased by $34 million in 2000 as compared with 1999, and increased by $52 million in 1999 as compared with 1998. The decrease in 2000 was primarily due to higher interest income. The increase in 1999 was primarily due to lower interest income and increased financial costs as a result of higher average debt levels. For additional information, see Note 6 to the USX Consolidated Financial Statements.

                     The provision for income taxes was $502 million in 2000,
               compared with $349 million in 1999 and $315 million in 1998. The 2000 provision included a $235 million one-time, noncash deferred tax charge for the Marathon Group as a result of the change in the amount and timing of future foreign source income due to the exchange of its interest in Sakhalin Energy Investment Company Ltd. for oil and gas producing interests. The 1999 provision included a $23 million favorable adjustment to deferred taxes for the Marathon Group related to the outcome of a United States Tax Court case. The 1998 income tax provision included $33 million of favorable income tax accrual adjustments relating to foreign operations. For reconciliation of the federal statutory rate to total provisions on income from continuing operations, see Note 11 to the USX Consolidated Financial Statements.

                     Extraordinary loss of $7 million, net of income tax
               benefit, in 1999 included a $5 million loss resulting from the satisfaction of the indexed debt and a $2 million loss for USX's share of Republic Technologies International, LLC's extraordinary loss related to the early extinguishment of debt. For additional information, see Note 7 to the USX Consolidated Financial Statements.

                     Net income was $411 million in 2000, $698 million in 1999
               and $674 million in 1998. Excluding the gain on change of ownership in MAP in 2000, 1999 and 1998 and adjustments to the inventory market valuation reserve in 1999 and 1998, net income decreased by $69 million in 2000 compared with 1999, and decreased by $152 million in 1999 compared with 1998.

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

                     Current assets increased by $1,376 million from year-end
               1999, primarily reflecting increased cash and cash equivalents, receivables, inventories and assets held for sale. Receivables primarily increased as a result of higher commodity prices. Cash and cash equivalents increased primarily due to an increase in cash held by certain foreign subsidiaries. Inventories increased by $186 million largely due to increases at the U. S. Steel Group, in particular the acquisition of USSK. Assets held for sale increased mainly due to the reclassification of the Yates field from property, plant and equipment.

               Management's Discussion and Analysis continued

                    Current liabilities increased by $704 million from year-end
               1999, primarily due to an increase in accounts payable reflecting higher year-end commodity prices for the Marathon Group and the acquisition of USSK for the U. S. Steel Group. In addition, notes payable increased and, because of the reclassification of long-term debt to short-term, short-term debt also increased.

                    Investments and long-term receivables decreased by $436
               million from year-end 1999, primarily due to the exchange of Marathon's interest in Sakhalin Energy Investment Company Ltd.

                    Net property, plant and equipment decreased by $695 million from year-end 1999, primarily due to depreciation, asset impairments and sales, and reclassifications to assets held for sale, partially offset by property additions, including USSK.

                    Total long-term debt and notes payable increased by $327
               million from year-end 1999, primarily due to $325 million of debt related to the acquisition of USSK, which is nonrecourse to USX. Debt attributed to the U. S. Steel Group increased, while debt attributed to the Marathon Group decreased.

                    Stockholders' equity decreased by $92 million from year-end
               1999 mainly reflecting net income of $411 million offset by dividends declared and Marathon Stock repurchases of $105 million. In July 2000, the USX Board of Directors authorized spending up to $450 million to repurchase shares of Marathon Stock. This repurchase program will continue from time to time as the Corporation's financial condition and market conditions warrant.

                    Net cash provided from operating activities was $2,531
               million in 2000, $1,936 million in 1999 and $2,022 million in 1998. Cash provided from operating activities in 2000 included a $500 million elective contribution to a Voluntary Employee Benefit Association Trust ("VEBA"), a trust established by contract in 1994 covering United Steelworkers of America retirees' health care and life insurance benefits and a $30 million elective contribution to a non-union retiree life insurance trust. Cash provided from operating activities in 1999 included a payment of $320 million resulting from the expiration of a program to sell U. S. Steel Group's accounts receivable. Excluding the effects of these items, cash provided from operating activities increased $805 million in 2000 compared with 1999 primarily due to increased cash provided from operations at the Marathon Group partially offset by increased income tax payments. Cash provided from operating activities in 1998 included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works #8 blast furnace explosion and the payment of $30 million for the repurchase of sold accounts receivable. Excluding the effects of these adjustments, cash provided from operating activities increased by $242 million in 1999 compared with 1998 primarily due to favorable working capital changes.

                    Capital expenditures for each of the last three years are
               summarized in the following table:

               (Dollars in millions)                            2000    1999    1998
               ------------------------------------------------------------------------
               Marathon Group
                Exploration & production
                 Domestic                                       $  516  $  356  $  652
                 International                                     226     388     187
               Refining, marketing & transportation                656     612     410
               Other                                                27      22      21
                                                                ------  ------  ------
                    Subtotal Marathon Group                      1,425   1,378   1,270
               U. S. Steel Group                                   244     287     310
                                                                ------  ------  ------
                    Total USX Corporation capital expenditures  $1,669  $1,665  $1,580
               ------------------------------------------------------------------------

                    Domestic exploration and production capital expenditures for the Marathon Group in 2000 mainly included the completion of the Viosca Knoll Block 786 (Petronius) development in the Gulf of Mexico, various producing property acquisitions, and natural gas developments in East Texas and other gas basins throughout the western United States. International exploration and production projects included the completion of the Tchatamba West development, located offshore Gabon, and continued oil and natural gas developments in Canada. Refining, marketing and transportation capital expenditures by MAP primarily consisted of refinery modifications, including the initiation of the delayed coker unit project at the Garyville refinery, and upgrades and expansions of retail marketing outlets.

               Management's Discussion and Analysis continued

                    Capital expenditures for the U. S. Steel Group in 2000
               included exercising an early buyout option of a lease for approximately half of the Gary Works No. 2 Slab Caster, the continued replacement of coke battery thruwalls at Gary Works, installation of the remaining two coilers at Gary's hot strip mill, a blast furnace stove replacement at Gary Works and the continuation of an upgrade to the Mon Valley cold reduction mill.

                    Capital expenditures in 2001 are expected to be
               approximately $1.9 billion. Expenditures for the Marathon Group are expected to be approximately $1.5 billion. Domestic exploration and production projects planned for 2001 will focus on gas projects and include various producing property acquisitions. Planned capital expenditures in 2001 do not include the capital requirements related to the acquisition of Pennaco Energy, Inc. ("Pennaco"). International exploration and production projects include the continued development of the Foinaven area in the U.K. Atlantic Margin and continued oil and natural gas developments in Canada. Refining, marketing and transportation spending by MAP will primarily consist of refinery improvements, including the completion of the delayed coker unit project at the Garyville refinery, upgrades and expansions of retail marketing outlets, and expansion and enhancement of logistics systems. Other Marathon spending will include funds for development and installation of SAP software, which is an enterprise resource planning system that will allow the integration of processes among business units and with outside enterprises.

                    Capital expenditures for the U. S. Steel Group in 2001 are expected to be approximately $425 million. Planned projects include exercising an early buyout option of a lease for the balance of the Gary Works No. 2 Slab Caster, work on the No. 3 blast furnace at Mon Valley Works, work on the No. 2 stove at the No. 6 blast furnace at Gary Works, the completion of the replacement of coke battery thruwalls at Gary Works, the completion of an upgrade to the Mon Valley cold reduction mill, mobile equipment purchases, systems development projects, and projects at USSK, including the completion of the tin mill upgrade.

                    Contract commitments to acquire property, plant and
               equipment and long-term investments at December 31, 2000, totaled $663 million compared with $568 million at December 31, 1999.

                    Investments in investees of $100 million in 2000 mainly
               reflected Marathon Group development spending for the Sakhalin II project in Russia and U. S. Steel Group investment in stock of VSZ in which USX now holds a 25 percent interest.

                    The above statements with respect to capital expenditures
               are forward-looking statements reflecting management's best estimates based on information currently available. To the extent this information proves to be inaccurate, the timing and levels of future expenditures could differ materially from those included in the forward-looking statements. Factors that could cause future capital expenditures to differ materially include changes in industry supply and demand, general economic conditions, the availability of business opportunities and levels of cash flow from operations for each of the Groups. The timing of completion or cost of particular capital projects could be affected by unforeseen hazards such as weather conditions, explosions or fires.

                    Proceeds from disposal of assets were $560 million in 2000, compared with $366 million in 1999 and $86 million in 1998. Proceeds in 2000 primarily reflected Marathon's Sakhalin exchange, sales of interest in the Angus/Stellaria development in the Gulf of Mexico, the sale of non-core Speedway SuperAmerica stores and other domestic production properties. Proceeds in 1999 primarily reflected the sales of Scurlock Permian LLC, over 150 non-strategic domestic and international production properties and Carnegie Natural Gas Company and affiliated subsidiaries, all of which were attributed to the Marathon Group.

                    The net change in restricted cash was a net withdrawal of $3 million in 2000, compared with a net deposit of $1 million in 1999 and a net withdrawal of $174 million in 1998. The $174 million net withdrawal in 1998 was primarily the result of redeeming all of the outstanding shares of USX - Delhi Group Common Stock with the $195 million of net proceeds from the sale of the Delhi Companies.

                    Repayments of loans and advances to investees were $10
               million in 2000 compared with $1 million in 1999 and $71 million in 1998. In 1998, Sakhalin Energy Investment Company Ltd. repaid advances made by Marathon in connection with the Sakhalin II project.

               Management's Discussion and Analysis continued

                     Net cash changes related to financial obligations (the net of commercial paper and revolving credit arrangements, debt borrowings and repayments on the Consolidated Statement of Cash Flows) decreased $4 million in 2000, compared with an increase of $187 million in 1999 and an increase of $315 million in 1998. The decrease in 2000 reflects the net effects of net cash provided from operating activities, net cash used in investing activities, distributions to minority shareholder of MAP, dividends paid and a stock repurchase program for Marathon Group. The increase in 1999 reflects the net effects of net cash provided from operating activities, net cash used in investing activities, distributions to minority shareholder of MAP and dividends paid. The increase in 1998 was primarily the result of borrowings against revolving credit agreements to fund the acquisition of Tarragon.

                     Significant additions to long-term debt for each of the
               last three years are summarized in the following table:

               (Dollars in millions)                          2000   1999   1998
               -----------------------------------------------------------------
               Aggregate principal amounts of:
                6.65% Notes due 2006                         $   -  $ 300  $   -
                6.85% Notes due 2008                             -      -    400
                U. S. Steel receivables facility                 -    350      -
                USSK loan facility/(a)/                        325      -      -
                Environmental bonds and capital leases/(b)/      -     37    280
                                                             -----  -----  -----
                    Total                                    $ 325  $ 687  $ 680
               -----------------------------------------------------------------

               /(a)/  The USSK loan facility is nonrecourse to USX.
               /(b)/ Issued to refinance an equivalent amount of environmental improvement refunding bonds.

                     In the event of a change in control of USX, debt and lease obligations totaling $3,818 million at year-end 2000 may be declared immediately due and payable or required to be collateralized. See Notes 10 and 14 to the USX Consolidated Financial Statements.

                     Marathon Stock repurchased was $105 million in 2000. In
               July 2000, the USX Board of Directors authorized spending up to $450 million to repurchase shares of Marathon Stock. This repurchase program will continue from time to time as the Corporation's financial condition and market conditions warrant.

                     Dividends paid increased $17 million in 2000 compared with
               1999 and increased $12 million in 1999 compared with 1998. The increase in 2000 was due primarily to a two-cents-per-share increase in the quarterly Marathon Stock dividend effective with dividends paid in the third quarter 2000.

               Benefit Plan Activity

                     In 2000, USX contributed $530 million to a VEBA, including a $500 million elective contribution, and $30 million to a non-union retiree life insurance trust. In 1999, USX contributed $20 million to a VEBA.

               Debt and Preferred Stock Ratings

                     In May 2000, Standard & Poor's Corp. upgraded USX's and
               Marathon's senior debt to BBB, which continues the investment grade rating. At the same time, USX's subordinated debt was upgraded to BBB- and preferred stock was upgraded to BB+. Also in May 2000, Moody's Investors Services, Inc., upgraded USX's and Marathon's senior debt to the investment grade rating of Baa1, USX's subordinated debt to Baa2 and USX's preferred stock to baa3. Fitch IBCA Duff & Phelps currently rates USX's senior notes as investment grade at BBB and USX's subordinated debt as BBB-. In December 2000, Standard & Poor's Corp. advised that they had put USX on "Credit Watch Developing" status and Fitch IBCA, Duff & Phelps advised that they had put USX on "Rating Watch-Evolving" status. Both moves were in response to USX's announced structure study.

               Derivative Instruments

                     See Quantitative and Qualitative Disclosures About Market
               Risk for discussion of derivative instruments and associated market risk.

               Management's Discussion and Analysis continued

               Liquidity

                    In December 2000, USX entered into a $1,354 million five-
               year revolving credit agreement, terminating in November 2005, and a $451 million 364-day facility, which together replaced the prior $2,350 million facility. At December 31, 2000, USX had $300 million of borrowings against its $1,354 million long-term revolving credit agreements and commercial paper borrowings of $77 million. Also, USX had a short-term line of credit totaling $150 million which was fully drawn at December 31, 2000. There were no borrowings against MAP or USSK revolving credit agreements at December 31, 2000.

                    USX had a total of $1,678 million available at December 31,
               2000 under existing shelf registration statements filed with the Securities and Exchange Commission. These allow USX to offer and issue unsecured debt securities, common and preferred stock and warrants in one or more separate offerings on terms to be determined at the time of sale.

                    USX management believes that its short-term and long-term
               liquidity is adequate to satisfy its obligations as of December 31, 2000, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the years 2001, 2002 and 2003, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 26 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings or other external financing sources. However, on November 30, 2000, USX announced that the USX Board of Directors had authorized management to retain financial, tax and legal advisors to perform an in-depth study of the corporation's targeted stock structure. Until the study is complete, USX management believes it will be more difficult to access traditional debt and equity markets. Although USX management believes that it will not be necessary to access financial markets during this time frame, nontraditional sources should be available to provide adequate liquidity, if necessary.

                    USX management's opinion concerning liquidity and USX's
               ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include the performance of each Group (as indicated by levels of cash provided from operating activities and other measures), the results of the announced structure study, the state of the debt and equity markets, investor perceptions of past performance and expectations regarding future actions and performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, levels of USX's outstanding debt and credit ratings by rating agencies. For a summary of short-term and long-term debt, see Notes 13 and 14 to the USX Consolidated Financial Statements.

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

                    In addition, USX expects to incur capital expenditures to
               meet environmental standards under the Slovak Republic's environmental laws for the U. S. Steel Group's USSK operation.

               Management's Discussion and Analysis continued

                     The following table summarizes USX's environmental
               expenditures for each of the last three years/(a)/:

               (Dollars in millions)                 2000   1999   1998
               ---------------------------------------------------------
               Capital
                Marathon Group                       $  73  $  46  $  83
                U. S. Steel Group                       18     32     49
                                                     -----  -----  -----
                    Total capital                    $  91  $  78  $ 132
               ---------------------------------------------------------
               Compliance
                Operating & maintenance
                Marathon Group                       $ 139  $ 117  $ 126
                U. S. Steel Group                      194    199    198
                                                     -----  -----  -----
                    Total operating & maintenance      333    316    324
               Remediation/(b)/
                Marathon Group                          30     25     10
                U. S. Steel Group                       18     22     19
                                                     -----  -----  -----
                    Total remediation                   48     47     29
                    Total compliance                 $ 381  $ 363  $ 353
               ---------------------------------------------------------

               /(a)/ Amounts for the Marathon Group are calculated based on
                     American Petroleum Institute survey guidelines and include 100% of MAP. Amounts for the U. S. Steel Group are based on previously established U.S. Department of Commerce survey guidelines.
               /(b)/ Amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against remediation reserves, net of recoveries where permissible.

                     USX's environmental capital expenditures accounted for 5%,
               5% and 8% of total consolidated capital expenditures in 2000, 1999 and 1998, respectively.

                     USX's environmental compliance expenditures averaged 1% of total consolidated costs in each of 2000, 1999 and 1998. Remediation spending primarily reflected ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping at retail gasoline stations, and remediation activities at former and present operating locations.

                     The Resource Conservation and Recovery Act ("RCRA")
               establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

                     A significant portion of USX's currently identified
               environmental remediation projects relate to the remediation of former and present operating locations. These projects include remediation of contaminated sediments in a river that receives discharges from the Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

                     USX has been notified that it is a potentially responsible party ("PRP") at 38 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 2000. In addition, there are 23 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 144 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 15 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 26 to the USX Consolidated Financial Statements.

               Management's Discussion and Analysis continued

                    New Tier II Fuels regulations were proposed in late 1999.
               The gasoline rules, which were finalized by the U.S. Environmental Protection Agency ("EPA") in February 2000, and the diesel fuel rule, which was finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2003 and 2005. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating considerations, and unforeseen hazards such as weather conditions.

                    In October 1998, the National Enforcement Investigations
               Center and Region V of the EPA conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. MAP has been advised, in ongoing discussions with the EPA, as to certain compliance issues regarding MAP's Detroit and Robinson refineries. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspection at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for Benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations.

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

                    While MAP has not been notified of any formal findings or
               violations resulting from either the information requests or inspections regarding NSR compliance, MAP has been informed during discussions with the EPA of potential non-compliance concerns of the EPA based on these inspections and other information identified by the EPA. Recently, discussions with the EPA have included commitment to some specific control technologies and implementation schedules, but not penalties. In addition, MAP anticipates that some or all of the non-NSR related issues arising from the multi-media inspections may also be resolved as part of the current discussions with the EPA. A negotiated resolution with the EPA could result in increased environmental capital expenditures in future years, in addition to as yet, undetermined penalties.

                    During 1999 an EPA advisory panel on oxygenate use in
               gasoline issued recommendations to the EPA, calling for the improved protection of drinking water from methyl tertiary butyl ether ("MTBE") impacts, a substantial reduction in the use of MTBE, and action by Congress to remove the oxygenate requirements for reformulated gasoline under the Clean Air Act. The panel reviewed public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically by the discovery of MTBE in water supplies. State and federal environmental regulatory agencies could implement the majority of the recommendations, while some would require Congressional legislative action. California has acted to ban MTBE use by December 31, 2002 and has requested a waiver from the EPA of California state oxygenate requirements. In addition, a number of states have passed laws which limit or require the phase out of MTBE in gasoline, including states in MAP's marketing area

               Management's Discussion and Analysis continued

               such as Michigan and Minnesota. Many other states are considering bills which require similar limitations or the phase out of MTBE.

                    MAP has a non-material investment in MTBE units at its
               Robinson, Catlettsburg and Detroit refineries. Approximately seven percent of MAP's refinery gasoline production includes MTBE. Potential phase-outs or restrictions on the use of MTBE would not be expected to have a material impact on MAP and its operations, although it is not possible to reach any conclusions until further federal or state actions, if any, are taken.

                    In October 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U. S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a pre-assessment screen pursuant to federal regulations and have determined to perform an NRD Assessment. USX was identified as a PRP along with 15 other companies owning property along the river and harbor canal. USX and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group is discussing settlement opportunities with the trustees and the EPA.

                    In 1997, USS/Kobe Steel Company ("USS/Kobe"), a joint
               venture between USX and Kobe Steel, Ltd. ("Kobe"), was the subject of a multi-media audit by the EPA that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic Technologies International, LLC ("Republic"). The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC ("Lorain Tubular"), which operated as a joint venture between USX and Kobe until December 31, 1999 when USX purchased all of Kobe's interest in Lorain Tubular. Republic and Lorain Tubular are continuing negotiations with the EPA. Most of the matters raised by the EPA relate to Republic's facilities; however, air discharges from Lorain Tubular's #3 seamless pipe mill have also been cited. Lorain Tubular will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued.

                    In 1998, USX entered into a consent decree with the EPA
               which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, USX paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, USX will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and USX is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $36.4 million over the next five years. Estimated remediation and monitoring costs for this project have been accrued.

                    In February 1999, the U.S. Department of Justice and EPA
               issued a letter demanding a cash payment of approximately $4 million to resolve a Finding of Violation issued in 1997 alleging improper sampling of benzene waste streams at Gary Coke. On September 18, 2000, a Consent Decree was entered which required USX to pay a civil penalty of $587,000 and to replace PCB transformers as a Supplemental Environmental Program at a cost of approximately $2.2 million. Payment of the civil penalty was made on October 13, 2000.

               Management's Discussion and Analysis continued

                    New or expanded environmental requirements, which could
               increase USX's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, USX does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2001. USX expects environmental capital expenditures in 2001 to be approximately $120 million, or approximately 5% of total estimated consolidated capital expenditures. Predictions beyond 2001 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, USX anticipates that environmental capital expenditures in 2002 will total approximately $143 million; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements, and could increase if additional projects are identified or additional requirements are imposed.

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

               Outlook

                    For Outlook, see Management's Discussion and Analysis for
               the Marathon Group and the U. S. Steel Group, herein.

               Accounting Standards

                    In the fourth quarter of 2000, USX adopted the following
               accounting pronouncements primarily related to the classification of items in the financial statements. The adoption of these new pronouncements had no net effect on the financial position or results of operations of USX, although they required reclassifications of certain amounts in the financial statements, including all prior periods presented.

                    . In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification.

                    . In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") issued EITF consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," which addresses whether certain items should be reported as a reduction of revenue or as a component of both revenues and cost of revenues, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers.

                    . In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. USX adopted certain recognition and reclassification provisions of SFAS 140, which were effective for fiscal years ending after December 15, 2000. The remaining provisions of SFAS 140 are effective after March 31, 2001.

                    In June 1998, the Financial Accounting Standards Board
               issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which later was amended by SFAS Nos. 137 and
               138. This Standard requires

               Management's Discussion and Analysis continued

               recognition of all derivatives as either assets or liabilities at fair value. Changes in fair value will be reflected in either current period net income or other comprehensive income, depending on the designation of the derivative instrument. USX may elect not to designate a derivative instrument as a hedge even if the strategy would be expected to qualify for hedge accounting treatment. The adoption of SFAS No. 133 will change the timing of recognition for derivative gains and losses as compared to previous accounting standards.

                    USX will adopt the Standard effective January 1, 2001. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income, net of tax, is expected to approximate $9 million. The unfavorable cumulative effect on other comprehensive income, net of tax, will approximate $7 million. The amounts reported as other comprehensive income will be reflected in net income when the anticipated physical transactions are consummated. It is not possible to estimate the effect that this Standard will have on future results of operations.

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

                    The Marathon Group's 2000 financial performance was
               primarily affected by the strong recovery in worldwide liquid hydrocarbon and natural gas prices and stronger refining margins. During 2000, Marathon focused on the acquisition of assets with a strong strategic fit, the disposal of non-core properties, and workforce reductions through a voluntary early retirement program.

                    Revenues and Other Income for each of the last three years are summarized in the following table:

               (Dollars in millions)                                                                   2000       1999      1998
               ------------------------------------------------------------------------------------------------------------------
               Exploration & production ("E&P")                                                       $ 4,694   $ 3,105   $ 2,090
               Refining, marketing & transportation ("RM&T")/(a)/                                      28,849    20,076    19,080
               Other energy related businesses/(b)/                                                     1,684       834       355
                                                                                                      -------   -------   -------
                 Revenues and other income of reportable segments                                      35,227    24,015    21,525
               Revenues and other income not allocated to segments:
                 Joint venture formation charges/(c)/                                                    (931)        -         -
                 Gain on ownership change in MAP                                                           12        17       245
                 Other/(d)/                                                                               124       (36)       24
               Elimination of intersegment revenues                                                      (573)     (289)     (171)
                                                                                                      -------   -------   -------
                  Total Group revenues and other income                                               $33,859   $23,707   $21,623
                                                                                                      =======   =======   =======
               Items included in both revenues and costs and expenses, resulting in no effect on income:
               Consumer excise taxes on petroleum
                 products and merchandise                                                             $ 4,344   $ 3,973   $ 3,824
               ------------------------------------------------------------------------------------------------------------------

               /(a)/ Amounts include 100 percent of MAP.
               /(b)/ Includes domestic natural gas and crude oil marketing and transportation, and power generation.
               /(c)/ Represents a pretax charge related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P.
               /(d)/ Represents net gains/(losses) on certain asset sales.

                     E&P segment revenues increased by $1,589 million in 2000
               from 1999 following an increase of $1,015 million in 1999 from 1998. The increase in 2000 was primarily due to higher worldwide liquid hydrocarbon and natural gas prices, partially offset by lower domestic liquid hydrocarbon and

               Management's Discussion and Analysis continued

               worldwide natural gas production. The increase in 1999 was primarily due to higher worldwide liquid hydrocarbon prices, increased domestic liquid hydrocarbon production and higher E&P crude oil buy/sell volumes.

                    RM&T segment revenues increased by $8,773 million in 2000
               from 1999 following an increase of $996 million in 1999 from 1998. The increase in 2000 primarily reflected higher refined product prices and increased refined product sales volumes. The increase in 1999 was mainly due to higher refined product prices, increased volumes of refined product sales and higher merchandise sales, partially offset by reduced crude oil sales revenues following the sale of Scurlock Permian LLC.

                    Other energy related businesses segment revenues increased by $850 million in 2000 from 1999 following an increase of $479 million in 1999 from 1998. The increase in 2000 reflected higher natural gas and crude oil resale activity accompanied by higher crude oil and natural gas prices. The increase in 1999 was primarily due to increased crude oil and natural gas purchase and resale activity.

                    For additional discussion of revenues, see Note 10 to the
               Marathon Group Financial Statements.

                    Income from operations for each of the last three years is summarized in the following table:

               (Dollars in millions)                                             2000     1999     1998
               -----------------------------------------------------------------------------------------
               E&P
                Domestic                                                        $1,115   $  494   $  190
                International                                                      420      124       88
                                                                                ------   ------   ------
                 Income of E&P reportable segment                                1,535      618      278
               RM&T/(a)/                                                         1,273      611      896
               Other energy related businesses                                      38       61       33
                                                                                ------   ------   ------
                   Income for reportable segments                                2,846    1,290    1,207
               Items not allocated to reportable segments:
                Joint venture formation charges/(b)/                              (931)       -        -
                Administrative expenses/(c)/                                      (136)    (108)    (106)
                IMV reserve adjustment/(d)/                                          -      551     (267)
                Gain on ownership change & transition charges - MAP/(e)/            12       17      223
                Impairment of oil and gas properties, assets held for sale,
                  and gas contract settlement/(f)/                                (197)     (16)    (119)
                Gain/(loss) on disposal of assets/(g)/                             124      (36)       -
               Reorganization charges including pension settlement
                  (loss)/gain & benefit accruals/(h)/                              (70)      15        -
                                                                                ------   ------   ------
                  Total income from operations                                  $1,648   $1,713   $  938
               -----------------------------------------------------------------------------------------

               /(a)/ Amounts include 100 percent of MAP.
               /(b)/ Represents a pretax charge related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P.
               /(c)/ Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
               /(d)/ The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of the IMV, see Note 20 to the Marathon Group Financial Statements.
               /(e)/ The gain on ownership change and one-time transition charges in 1998 relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 5 to the Marathon Group Financial Statements.
               /(f)/ Represents in 2000, an impairment of certain oil and gas properties, primarily in Canada, and assets held for sale. Represents in 1999, an impairment of certain domestic properties. Represents in 1998, a write-off of certain non-revenue producing international investments and several exploratory wells which had encountered hydrocarbons but had been suspended pending further evaluation. It also includes in 1998 a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.
               /(g)/ The net gain in 2000 represents a gain on the disposition of Angus/Stellaria, a gain on the Sakhalin exchange, a gain on the sale of Speedway SuperAmerica LLC ("SSA") non-core stores, and a loss on the sale of the Howard Glasscock field. The net loss in 1999 represents a loss on the sale of Scurlock Permian LLC, certain domestic production properties, Carnegie Natural Gas Company and affiliated subsidiaries and a gain on certain Egyptian properties.
               /(h)/ Amounts in 2000 and 1999 represent pension settlement gains/(losses) and various benefit accruals resulting from retirement plan settlements, the voluntary early retirement program, and reorganization charges.

               Management's Discussion and Analysis continued

                    Income for reportable segments increased by $1,556 million in 2000 from 1999, mainly due to higher worldwide liquid hydrocarbon and natural gas prices, and higher refined product margins, partially offset by decreased natural gas volumes. Income for reportable segments increased by $83 million in 1999 from 1998, mainly due to higher worldwide liquid hydrocarbon prices, partially offset by lower refined product margins. Income from operations includes 100 percent of MAP beginning in 1998, and results from Marathon Canada Limited (formerly known as Tarragon) commencing August 12, 1998.

                                          Average Volumes and Selling Prices
                                                                                  2000    1999    1998
               ----------------------------------------------------------------------------------------
               (thousands of barrels per day)
               Net liquids production/(a)/          - U.S.                          131     145     135
                                                    - International/(b)/             65      62      61
                                                                                 ------  ------  ------
                                                    - Total consolidated            196     207     196
                                                    - Equity investees/(c)/          11       1       -
                                                                                 ------  ------  ------
                                                    - Worldwide                     207     208     196
               (millions of cubic feet per day)
               Net natural gas production           - U.S.                          731     755     744
                                                    - International - equity        470     489     441
                                                    - International - other/(d)/     11      16      23
                                                                                 ------  ------  ------
                                                    - Total consolidated          1,212   1,260   1,208
                                                    - Equity investee/(e)/           29      36      33
                                                                                 ------  ------  ------
                                                    - Worldwide                   1,241   1,296   1,241
               ----------------------------------------------------------------------------------------
               (dollars per barrel)
               Liquid hydrocarbons/(a)(f)/          - U.S.                       $25.11  $15.44  $10.42
                                                    - International               26.54   16.90   12.24
               (dollars per mcf)
               Natural gas/(f)/                     - U.S.                       $ 3.30  $ 1.90  $ 1.79
                                                    - International - equity       2.76    1.90    1.94
               (thousands of barrels per day)
               Refined products sold/(g)/                                         1,306   1,251   1,198
                 Matching buy/sell volumes included in above                         52      45      39
               ----------------------------------------------------------------------------------------

               /(a)/ Includes crude oil, condensate and natural gas liquids. /(b)/ Represents equity tanker liftings, truck deliveries and direct deliveries.
               /(c)/ Represents Marathon's equity interest in Sakhalin Energy
                     Investment Company Ltd. ("Sakhalin Energy") and CLAM Petroleum B.V. ("CLAM") for 2000 and 1999.
               /(d)/ Represents gas acquired for injection and subsequent resale.
               /(e)/ Represents Marathon's equity interest in CLAM.
               /(f)/ Prices exclude gains/losses from hedging activities, equity investees and purchase/resale gas.
               /(g)/ Refined products sold and matching buy/sell volumes include
                     100 percent of MAP.

                     Domestic E&P income increased by $621 million in 2000 from
               1999 following an increase of $304 million in 1999 from 1998. The increase in 2000 was primarily due to higher liquid hydrocarbon and natural gas prices, partially offset by lower liquid hydrocarbon and natural gas volumes due to natural field declines and asset sales, and derivative losses from other than trading activities.

                     The increase in 1999 was primarily due to higher liquid
               hydrocarbon and natural gas prices, increased liquid hydrocarbon volumes resulting from new production in the Gulf of Mexico and lower exploration expense.

                     International E&P income increased by $296 million in 2000 from 1999 following an increase of $36 million in 1999 from 1998. The increase in 2000 was mainly due to higher liquid hydrocarbon and natural gas prices, higher liquid hydrocarbon liftings, primarily in Russia and Gabon, and lower dry well expense, partially offset by lower natural gas volumes.

                     The increase in 1999 was primarily due to higher liquid
               hydrocarbon prices, partially offset by lower liquid hydrocarbon and natural gas production in Europe and higher exploration expense.

             Management's Discussion and Analysis  continued

                RM&T segment income increased by $662 million in 2000 from 1999 following a decrease of $285 million in 1999 from 1998. The increase in 2000 was primarily due to higher refined product margins, partially offset by higher operating expenses for SSA, higher administrative expenses including increased variable pay plan costs, and higher transportation costs.

                The decrease in 1999 was primarily due to lower refined product margins, partially offset by recognized mark-to-market derivative gains, increased refined product sales volumes, higher merchandise sales at SSA and the realization of additional operating efficiencies as a result of forming MAP.

                Other energy related businesses segment income decreased by $23 million in 2000 from 1999 following an increase of $28 million in 1999 from 1998. The decrease in 2000 was primarily a result of derivative losses from other than trading activities and lower equity earnings as a result of decreased pipeline throughput. The increase in 1999 was primarily due to higher equity earnings as a result of increased pipeline throughput and a reversal of abandonment accruals of $10 million in 1999.

                Items not allocated to reportable segments: IMV reserve
             adjustment - When U. S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

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

                Joint venture formation charges represent a pretax charge of
             $931 million in 2000 related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P. The formation of the joint venture included contribution of interests in the Yates and SACROC assets. Marathon holds an 85 percent economic interest in the combined entity which commenced operations in January 2001.

                Impairment of oil and gas properties, assets held for sale, and gas contract settlement includes in 2000, the impairments of certain oil and gas properties primarily in Canada and assets held for sale totaling $197 million. In 1999, the $16 million charge relates to the impairment of certain domestic properties. In 1998, the $119 million charge relates to a write-off of certain non-revenue producing international investments and several exploratory wells, partially offset by a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.

             Management's Discussion and Analysis  continued

                Gain/(loss) on disposal of assets represents in 2000 a net gain on the sale of Marathon's interest in the Angus/Stellaria development in the Gulf of Mexico, a gain on the Sakhalin exchange, a loss on the sale of the Howard Glasscock Field, and a gain on the sale of non-core SSA stores. In 1999, the net loss represents losses on the sale of Scurlock Permian LLC, certain domestic production properties, Carnegie Natural Gas Company and affiliated subsidiaries and a gain on certain Egyptian properties.

                Reorganization charges including pension settlement (loss)/gain and benefit accruals represent charges related to a reorganization program initiated by Marathon for its upstream business during 2000.

             Outlook for 2001 - Marathon Group

                The outlook regarding the results of operations for the Marathon
             Group's upstream segment is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. Any significant decline in prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

                At year-end 2000, Marathon revised its estimate of proved
             developed and undeveloped oil and gas reserves downward by 167 million barrels of oil equivalent ("BOE"). These revisions were principally in Canada, the North Sea and United States and are the result of production performance and disappointing drilling results.

                BOE is a combined measure of worldwide liquid hydrocarbon and natural gas production, measured in barrels per day and cubic feet per day, respectively. For purposes of determining BOE, natural gas volumes are converted to approximate liquid hydrocarbon barrels by dividing the natural gas volumes expressed in thousands of cubic feet ("mcf") by 6. The liquid hydrocarbon volume is added to the barrel equivalent of gas volume to obtain BOE. Marathon intends to disclose total production estimates on a BOE basis from this point forward.

                In 2001, worldwide production is expected to average 430,000 BOE per day, split evenly between liquid hydrocarbons and natural gas, including production from Marathon's share of equity investees and future acquisitions.

                On December 28, 2000, Marathon signed a definitive agreement to form a joint venture with Kinder Morgan Energy Partners, L.P., which commenced operations in January 2001. The formation of the joint venture included contribution of interests in the Yates and SACROC assets. This transaction will allow Marathon to expand its interests in the Permian Basin and will improve access to materials for use in enhanced recovery techniques in the Yates Field. Marathon holds an 85 percent economic interest in the combined entity, which will be accounted for under the equity method of accounting.

                On December 22, 2000, Marathon announced its plans to acquire
             Pennaco. This acquisition will enhance Marathon's presence in a core area, the North American gas market, and will provide a significant new reserve base that can be developed. The tender offer expired on February 5, 2001 at 12:00 midnight, Eastern time. Marathon acquired approximately 17.6 million shares of Pennaco common stock which were validly tendered and not withdrawn in the offer, representing approximately 87 percent of the outstanding Pennaco shares.

                Marathon plans to acquire the remaining Pennaco shares through a merger in which each share of Pennaco common stock not purchased in the offer and not held by stockholders who have properly exercised dissenters rights under Delaware law will be converted into the right to receive the tender offer price in cash, without interest.

             Management's Discussion and Analysis  continued

                Marathon plans to drill six deepwater Gulf of Mexico exploratory wells in 2001. To support this increased drilling activity, Marathon has contracted two new deepwater rigs, capable of drilling in water depths beyond 6,500 feet.

                Other major upstream projects, which are currently underway or under evaluation and are expected to improve future income streams, include the Mississippi Canyon Block 348 in the Gulf of Mexico and various North American natural gas fields. Also, Marathon expects continued development in the Foinaven area in the U.K. Atlantic Margin. Marathon acquired an interest in this location through the exchange of its Sakhalin interests with Shell Oil in the fourth quarter of 2000.

                Marathon E&P is currently on target for achieving $150 million in annual repeatable pre-tax operating efficiencies by year-end 2001. Marathon initiated a reorganization program for its upstream business units which will contribute to an overall workforce reduction of 24% compared to 1999 levels. In addition, regional production offices in Lafayette, Louisiana and Tyler, Texas have been closed along with the Petroleum Technology Center in Littleton, Colorado.

                The above discussion includes forward-looking statements with respect to 2001 worldwide liquid hydrocarbon production and natural gas volumes, the acquisition of Pennaco, commencement of upstream projects, and the Gulf of Mexico drilling program. Some factors that could potentially affect worldwide liquid hydrocarbon production/gas volumes, upstream projects, and the drilling program include: pricing, worldwide supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, reserve estimates, reserve replacement rates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, drilling rig availability, the completion of the merger with Pennaco, future acquisitions of producing properties, and other geological, operating and economic considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the timing and economics of projects. A factor that could affect the Pennaco acquisition is successful completion of the merger. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

                Downstream income of the Marathon Group is largely dependent upon refined product margins, which reflect the difference between the selling prices of refined products and the cost of raw materials refined and manufacturing costs. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, crude oil costs, manufacturing costs, logistical limitations and the available supply of crude oil and refined products.

                In 2000, MAP, CMS Energy Corporation, and TEPPCO Partners, L.P.
             formed a limited liability company with equal ownership to operate an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. The new company plans to build a 74-mile, 24-inch diameter pipeline connecting TEPPCO's facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana to Bourbon, Illinois. In addition, a two million barrel terminal storage facility will be constructed. The system will be called Centennial Pipeline and will connect with existing MAP transportation assets and other common carrier lines. Construction is expected to be completed in the fourth quarter of 2001.

                A MAP subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. The pipeline is currently expected to be operational in mid-2002. The startup of this pipeline is largely dependent on obtaining the final regulatory approvals, obtaining the necessary rights-of-way, of which approximately 95 percent have been obtained to date, and completion of construction. ORPL is still negotiating with a few landowners to obtain the remaining rights-of-way. Where necessary, ORPL has filed condemnation actions to acquire some rights-of-way. These actions are at various stages of litigation and appeal with several recent decisions supporting ORPL's use of eminent domain.

             Management's Discussion and Analysis  continued

                MAP is constructing a delayed coker unit at its Garyville,
             Louisiana refinery. This unit will allow for the use of heavier, lower cost crude and reduce the production of heavy fuel oil. To supply this new unit, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V., (PMI), an affiliate of Petroleos Mexicanos, (PEMEX), to purchase approximately 90,000 bpd of heavy Mayan crude oil. This is a multi-year contract, which will begin upon completion of the delayed coker unit which is scheduled in the fall of 2001. In addition, a project to increase light product output is underway at MAP's Robinson, Illinois refinery and is expected to be completed in the second quarter of 2001.

                MAP initiated a program for 2000 to dispose of approximately 270 non-core SSA retail outlets in the Midwest and Southeast. At the end of this program through December 31, 2000, 159 stores, which comprise about 7 percent of MAP's owned and operated SSA retail network, had been sold. MAP will continue to sell additional SSA stores as part of its ongoing store development process.

                The above discussion includes forward-looking statements with respect to pipeline and refinery improvement projects. Some factors that could potentially cause actual results to differ materially from present expectations include the price of petroleum products, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, obtaining the necessary rights-of-way, outcome of pending litigation, and regulatory approval constraints. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

          The U. S. Steel Group

                The U. S. Steel Group is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, and Republic Technologies International, LLC ("Republic"). On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o. ("USSK"), which held the steel and related assets of VSZ a.s. ("VSZ"), headquartered in the Slovak Republic. Management's Discussion and Analysis should be read in conjunction with the U.
             S. Steel Group's Financial Statements and Notes to Financial Statements.

                Revenues and Other Income for each of the last three years are summarized in the following table:

             (Dollars in millions)                         2000     1999    1998
             --------------------------------------------------------------------
             Revenues by product:
              Sheet and semi-finished steel products    $ 3,288  $ 3,433  $ 3,598
              Tubular, plate, and tin mill products       1,731    1,140    1,546
              Raw materials (coal, coke and iron ore)       626      549      744
              Other/(a)/                                    445      414      490
             Income (loss) from investees                    (8)     (89)      46
             Net gains on disposal of assets                 46       21       54
             Other income (loss)                              4        2       (1)
                                                        -------  -------  -------
               Total revenues and other income          $ 6,132  $ 5,470  $ 6,477
             --------------------------------------------------------------------

             /(a)/ Includes revenue from the sale of steel production by-
                   products, real estate development, resource management, and engineering and consulting services.

                Total revenues and other income increased by $662 million in
             2000 from 1999 primarily due to the consolidation of Lorain Tubular Company, LLC, ("Lorain Tubular") effective January 1, 2000, higher average realized prices, particularly tubular product prices, and lower losses from investees, which, in 1999, included a $47 million charge for the impairment of U. S. Steel's investment in USS/Kobe Steel Company. Total revenues and other income in 1999 decreased by $1,007 million from 1998 primarily due to lower average realized prices and lower income from investees.

             Management's Discussion and Analysis  continued

                Income from operations for the U. S. Steel Group for the last three years was:

             (Dollars in millions)                                        2000    1999    1998
             ---------------------------------------------------------------------------------
             Segment income for Domestic Steel/(a)/                      $  23   $  91   $ 517
             Segment income for U. S. Steel Kosice/(b)/                      2       -       -
                                                                         -----   -----   -----
                 Income for reportable segments                          $  25   $  91   $ 517
             Items not allocated to segments:
              Net pension credits                                          266     228     186
              Administrative expenses                                      (25)    (17)    (24)
              Costs related to former business activities/(c)/             (91)    (83)   (100)
              Asset impairments - Coal                                     (71)      -       -
              Impairment of USX's investment in USS/Kobe and costs
               related to formation of Republic                              -     (47)      -
              Loss on investment in RTI stock used to satisfy indexed
               debt obligations/(d)/                                         -     (22)      -
                                                                         -----   -----   -----
                 Total income from operations                            $ 104   $ 150   $ 579
             ---------------------------------------------------------------------------------

             /(a)/ Includes income from the sale and domestic production of steel mill products, coke and taconite pellets; the management of mineral resources; coal mining; real estate development and management; and engineering and consulting services.
             /(b)/ Includes the sale and production of steel products from facilities primarily located in the Slovak Republic commencing November 24, 2000. For further details, see Note 5 to the U. S. Steel Group Financial Statements.
             /(c)/ Includes the portion of postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.
             /(d)/ For further details, see Note 6 to the U. S. Steel Group
                   Financial Statements.

             Segment income for Domestic Steel

                Domestic Steel operations recorded segment income of $23 million in 2000 versus segment income of $91 million in 1999, a decrease of $68 million. The 2000 segment income included $36 million for certain environmental and legal accruals, a $34 million charge to establish reserves against notes and receivables from financially distressed steel companies and a $10 million charge for USX's share of Republic special charges. Results in 1999 included $17 million in charges for certain environmental and legal accruals and $7 million in various non-recurring equity investee charges. Excluding these items, the decrease in segment income for Domestic Steel was primarily due to higher costs related to energy and inefficient operating levels due to lower throughput, lower income from raw materials operations, particularly coal operations and lower sheet shipments resulting from high levels of imports that continued in 2000.

                Segment income for Domestic Steel operations in 1999 decreased
             $426 million from 1998. Results in 1998 included a net favorable $30 million for an insurance litigation settlement and charges of $10 million related to a voluntary workforce reduction plan. Excluding these items, the decrease in segment income for Domestic Steel was primarily due to lower average steel prices, lower income from raw materials operations, a less favorable product mix and lower income from investees.

                Segment income for U. S. Steel Kosice

                USSK segment income for the period following the November 24,
             2000 acquisition was $2 million.

                Items not allocated to segments: Net pension credits, which are primarily noncash, totaled $266 million in 2000, $228 million in 1999 and $186 million in 1998. Net pension credits in 1999 included $35 million for a one-time favorable pension settlement primarily related to the voluntary early retirement program for salaried employees. For additional information on pensions, see Note 12 to the U. S. Steel Group Financial Statements.

                Asset impairments - Coal, were for asset impairments at U. S.
             Steel Mining's coal mines in Alabama and West Virginia in 2000 following a reassessment of long-term prospects after adverse geological conditions were encountered.

                In 1999, an impairment of USX's investment in USS/Kobe and costs related to the formation of Republic totaled $47 million.

             Management's Discussion and Analysis  continued

                Income from operations in 1999 also included a loss on
             investment in RTI stock used to satisfy indexed debt obligations of $22 million from the termination of ownership in RTI International Metals, Inc. For further discussion, see Note 6 to the U. S. Steel Group Financial Statements.

             Outlook for 2001 - U. S. Steel Group

                Domestic Steel's order book and prices remain soft due to
             continued high import volumes (which in 2000 were second only to record-year 1998 levels), a draw-down of inventories by spot purchasers and increasing evidence that the growth in the domestic economy is slowing. In addition to these factors, our plate products business is being impacted by recently added domestic capacity. Although domestic shipments for the first quarter of 2001 are projected to be somewhat better than fourth quarter 2000 levels, we expect that sheet and plate pricing, which declined markedly in the fourth quarter, will continue to be depressed as a result of the factors cited above. The tubular business, however, remains strong. For the year 2001, domestic shipments are expected to be approximately 11 million net tons, excluding any shipments from the potential acquisition of LTV Corporation tin operations. For the year 2001, USSK shipments are expected to be approximately
             3.3 million to 3.6 million net tons.

                High natural gas prices adversely affected our results in 2000 and are expected to persist for some time. The blast furnace idled at Gary Works in July 2000 for a planned 10-day outage remained down until late February 2001 due to business conditions. The U. S. Steel Group has continued its cost reduction efforts, and has recently requested from its current suppliers an immediate, temporary eight percent price reduction from existing levels to help weather this difficult period.

                Several domestic competitors recently have filed for Chapter 11 bankruptcy protection. This provides them with certain competitive advantages and further demonstrates the very difficult economic circumstances faced by the domestic industry.

                U. S. Steel Group's income from operations includes net pension credits, which are primarily noncash, associated with all of U. S. Steel's pension plans. Net pension credits were $266 million in 2000. At the end of 2000, U. S. Steel's main pension plans' transition asset was fully amortized, decreasing the pension credit by $69 million annually in future years for this component. In addition, for the year 2001, low marketplace returns on trust assets in the year 2000 and pending business combinations in the current year are expected to further reduce net pension credits to approximately $160 million. The above includes forward-looking statements concerning net pension credits which can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of a discount rate and rate of return on plan assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels, business combinations and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected.

                The U. S. Steel Group includes a 16 percent equity method
             investment in Republic (through an ownership interest in Republic Technologies International Holdings, LLC ("Republic Holdings"), which is the sole owner of Republic). In the third quarter of 2000, Republic announced that it had completed a financial restructuring to improve its liquidity position. Republic raised approximately $30 million in loans from certain of its direct and indirect equity partners in exchange for notes of Republic and warrants to purchase Class D common stock of Republic Technologies International, Inc., Republic's majority owner. The U. S. Steel Group's portion was approximately $6 million and the U. S. Steel Group also agreed to certain deferred payment terms into the year 2002, up to a maximum of $30 million, with regard to Republic's obligations relating to iron ore pellets supplied to Republic. In its Form 10-Q for the period ended September 30, 2000, which was filed with the SEC on October 31, 2000, Republic Holdings stated that "Notwithstanding these efforts, [Republic Holdings] may need to obtain additional financing to meet its cash flow requirements, including financing from the sale of additional debt or equity securities." Republic Holdings also stated "As a result of the factors mentioned above, [Republic Holdings] is highly leveraged and could be considered a risky investment."

             Management's Discussion and Analysis  continued

                At December 31, 2000, the U. S. Steel Group's financial exposure to Republic totaled approximately $131 million, consisting of amounts owed by Republic to the U. S. Steel Group and debt obligations assumed by Republic.

                In early October 2000, the U. S. Steel Group announced an
             agreement with LTV Corporation ("LTV") to purchase LTV's tin mill products business, including its Indiana Harbor, Indiana tin operations. This acquisition recently closed and was effective March 1, 2001. Terms of this noncash transaction call for the U. S. Steel Group to assume certain employee-related obligations of LTV. The U. S. Steel Group intends to operate these facilities as an ongoing business and tin mill employees at Indiana Harbor became
             U. S. Steel Group employees. The U. S. Steel Group and LTV also entered into 5-year agreements for LTV to supply the U. S. Steel Group with pickled hot bands and for the U. S. Steel Group to provide LTV with processing of cold rolled steel.

                In October 2000, Transtar announced it had entered into a
             Reorganization and Exchange Agreement with its two voting shareholders. Upon closing, Transtar and certain of its subsidiaries, namely, the Birmingham Southern Railroad Company; the Elgin, Joliet and Eastern Railway Company; the Lake Terminal Railroad Company; the McKeesport Connecting Railroad Company; the Mobile River Terminal Company, Inc.; the Union Railroad Company; the Warrior & Gulf Navigation Company; and Tracks Traffic and Management Services, Inc. will become subsidiaries within the U. S. Steel Group. The other shareholder, Transtar Holdings, L.P., an affiliate of Blackstone Capital Partners L.P., will become the owner of the other subsidiaries.

                The preceding statements concerning anticipated steel demand, steel pricing, and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by imports, domestic and international economies, domestic production capacity, the completion of the LTV and Transtar transactions, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

             Quantitative and Qualitative Disclosures About Market Risk

             Management Opinion Concerning Derivative Instruments

                USX uses commodity-based and foreign currency derivative
             instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, and nonferrous metals. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While USX's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

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

             Commodity Price Risk and Related Risks

                In the normal course of its business, USX is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products and steel products. To a lesser extent, USX is exposed to the risk of price fluctuations on coal, coke, natural gas liquids, petroleum feedstocks and certain nonferrous metals used as raw materials.

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

             Quantitative and Qualitative Disclosures
             About Market Risk continued

                Sensitivity analyses of the incremental effects on pretax
             income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of December 31, 2000 and December 31, 1999, are provided for the Marathon Group in the following table. While the U. S. Steel Group uses derivative commodity instruments, its usage is immaterial to the results of operations.

             (Dollars in millions)
             -----------------------------------------------------------------------------------
                                                            Incremental Decrease in
                                                           Pretax Income Assuming a
                                                               Hypothetical Price
                                                                  Change of/(a)/
                                                         2000                 1999
             Derivative Commodity Instruments       10%      25%          10%       25%
             -----------------------------------------------------------------------------------
              Marathon Group/(b)(c)/:
              Crude oil/(d)/
               Trading                            $    -  $    -  /(e)/   $ 1.3   $ 7.7 /(e)/
               Other than trading                    9.1    27.2  /(e)/    16.5    54.0 /(e)/
              Natural gas/(d)/
               Trading                                 -       -  /(e)/       -       - /(f)/
               Other than trading                   20.2    50.6  /(e)/     4.7    16.8 /(f)/
              Refined products/(d)/
               Trading                                 -       -  /(e)/       -       - /(e)/
               Other than trading                    6.1    16.5  /(e)/     8.4    23.8 /(e)/
             -----------------------------------------------------------------------------------

             /(a)/ Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 2000 and December 31, 1999. Marathon Group management evaluates their portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to December 31, 2000, would cause future pretax income effects to differ from those presented in the table.
             /(b)/ The number of net open contracts varied throughout 2000, from a low of 12,252 contracts at July 5, to a high of 34,554 contracts at October 25, and averaged 21,875 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 2000, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
             /(c)/ The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
             /(d)/ The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.
             /(e)/  Price increase.
             /(f)/  Price decrease.

             Quantitative and Qualitative Disclosures
             About Market Risk continued

                In total, Marathon's exploration and production operations recorded net pretax other than trading activity losses of approximately $34 million in 2000, gains of $3 million in 1999 and losses of $3 million in 1998.

                Marathon's refining, marketing and transportation operations generally use derivative commodity instruments to lock-in costs of certain crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Marathon's refining, marketing and transportation operations recorded net pretax other than trading activity losses, net of the 38% minority interest in MAP, of approximately $116 million in 2000, and net pretax other than trading activity gains, net of the 38% minority interest in MAP, of $8 million in 1999 and $28 million in 1998. Marathon's refining, marketing and transportation operations used derivative instruments for trading activities and recorded net pretax trading activity losses, net of the 38% minority interest in MAP, of $11 million in 2000 and net pretax trading activity gains, net of the 38% minority interest in MAP, of $5 million in 1999.

                The U. S. Steel Group uses OTC commodity swaps to manage
             exposure to market risk related to the purchase of natural gas, heating oil and certain nonferrous metals. The U. S. Steel Group recorded net pretax other than trading activity gains of $2 million in 2000, losses of $4 million in 1999 and losses of $6 million in 1998. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities.

                For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 24 to the USX Consolidated Financial Statements.

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

             Quantitative and Qualitative Disclosures
             About Market Risk continued

             Interest Rate Risk

                USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2000 and 1999 interest rates on the fair value of USX's non-derivative financial instruments, is provided in the following table:

             (Dollars in millions)
             -------------------------------------------------------------------------------------------------
             As of December 31,                                          2000                        1999
                                                                      Incremental                 Incremental
                                                                       Increase in                 Increase in
                                                             Fair         Fair         Fair          Fair
             Non-Derivative Financial Instruments/(a)/      Value/(b)/   Value/(c)/   Value/(b)/    Value/(c)/
             -------------------------------------------------------------------------------------------------
             Financial assets:
              Investments and long-term receivables/(d)/    $     211   $       -     $     190      $       -
             Financial liabilities:
              Long-term debt/(e)(f)/                        $   4,549   $     166     $   4,278      $     164
              Preferred stock of subsidiary/(g)/                  238          20           239             21
              USX obligated mandatorily
               redeemable convertible preferred
               securitiesof a subsidiary trust/(g)/               119          10           169             15
                                                            ---------   ---------     ---------      ---------
                 Total liabilities                          $   4,906   $     196     $   4,686      $     200
             -------------------------------------------------------------------------------------------------

             /(a)/ Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
             /(b)/ See Note 25 to the USX Consolidated Financial Statements for carrying value of instruments.
             /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 2000 and December 31, 1999, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 2000 and December 31, 1999.
             /(d)/ For additional information, see Note 12 to the USX Consolidated Financial Statements.
             /(e)/  Includes amounts due within one year.
             /(f)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 14 to the USX Consolidated Financial Statements.
             /(g)/  See Note 22 to the USX Consolidated Financial Statements.

                At December 31, 2000, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $166 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

             Foreign Currency Exchange Rate Risk

                USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, such as the Euro, the Slovak koruna and the Canadian dollar. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2000, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $14 million compared to $52 million at December 31, 1999. A 10% increase in the December 31, 2000, Canadian dollar to U.S. dollar forward rate, would result in a charge to income of approximately $1 million. Last year, a 10% increase in the December 31, 1999, Canadian dollar to U.S. dollar forward rate, would have resulted in a charge to income of $5 million.

             Quantitative and Qualitative Disclosures
             About Market Risk continued

             Equity Price Risk

                USX is subject to equity price risk and liquidity risk related to its investment in VSZ, which is attributed to the U. S. Steel Group. These risks are not readily quantifiable.

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

                                                                           Page
                                                                           ----
Management's Report......................................................  M-1
Audited Financial Statements:
 Report of Independent Accountants.......................................  M-1
 Statement of Operations.................................................  M-2
 Balance Sheet...........................................................  M-3
 Statement of Cash Flows.................................................  M-4
 Notes to Financial Statements...........................................  M-5
Selected Quarterly Financial Data........................................  M-21
Principal Unconsolidated Affiliates......................................  M-21
Supplementary Information................................................  M-21
Five-Year Operating Summary..............................................  M-22
Five-Year Financial Summary..............................................  M-24
Management's Discussion and Analysis.....................................  M-25
Quantitative and Qualitative Disclosures About Market Risk...............  M-37

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


Thomas J. Usher                    Robert M. Hernandez        Larry G. Schultz
Chairman, Board of Directors &     Vice Chairman &            Vice President-
Chief Executive Officer            Chief Financial Officer    Accounting


Report of Independent Accountants

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages M-2 through M-20 present fairly, in all material respects, the financial position of the Marathon Group at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Marathon Group is a business unit of USX Corporation (as described in Note 1, page M-5); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation.


PricewaterhouseCoopers LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 7, 2001

Statement of Operations

(Dollars in millions)                                       2000       1999     1998
--------------------------------------------------------------------------------------
Revenues and other income:
 Revenues (Note 6)                                         $34,487   $23,590   $21,274
 Dividend and investee income                                  102        69        50
 Net gains (losses) on disposal of assets (Note 26)           (785)        -        28
 Gain on ownership change in
  Marathon Ashland Petroleum LLC (Note 5)                       12        17       245
 Other income                                                   43        31        26
                                                           -------   -------   -------
    Total revenues and other income                         33,859    23,707    21,623
                                                           -------   -------   -------
Costs and expenses:
 Cost of revenues (excludes items shown below)              25,477    16,653    14,630
 Selling, general and administrative expenses                  625       486       505
 Depreciation, depletion and amortization                    1,245       950       941
 Taxes other than income taxes                               4,626     4,218     4,029
 Exploration expenses                                          238       238       313
 Inventory market valuation charges (credits) (Note 20)          -      (551)      267
                                                           -------   -------   -------
    Total costs and expenses                                32,211    21,994    20,685
                                                           -------   -------   -------
Income from operations                                       1,648     1,713       938
Net interest and other financial costs (Note 6)                236       288       237
Minority interest in income of
 Marathon Ashland Petroleum LLC (Note 5)                       498       447       249
                                                           -------   -------   -------
Income before income taxes                                     914       978       452
Provision for income taxes (Note 18)                           482       324       142
                                                           -------   -------   -------
Net income                                                 $   432   $   654   $   310
--------------------------------------------------------------------------------------

Income Per Common Share
                                                             2000     1999       1998
--------------------------------------------------------------------------------------
Basic                                                      $  1.39   $  2.11   $  1.06
Diluted                                                       1.39      2.11      1.05
--------------------------------------------------------------------------------------

See Note 7, for a description and computation of income per common share. The accompanying notes are an integral part of these financial statements.

Balance Sheet

(Dollars in millions)                                           December 31       2000         1999
----------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                      $    340     $    111
 Receivables, less allowance for doubtful accounts
  of $3 and $2                                                                     2,267        1,887
 Inventories (Note 20)                                                             1,867        1,884
 Assets held for sale (Note 26)                                                      330           84
 Deferred income tax benefits (Note 18)                                               60           23
 Other current assets                                                                121           92
                                                                                --------     --------
    Total current assets                                                           4,985        4,081

Investments and long-term receivables (Note 19)                                      362          762
Property, plant and equipment - net (Note 16)                                      9,375       10,293
Prepaid pensions (Note 14)                                                           207          225
Other noncurrent assets                                                              303          313
                                                                                --------     --------
    Total assets                                                                $ 15,232     $ 15,674
-----------------------------------------------------------------------------------------------------
Liabilities
Current liabilities:
 Notes payable                                                                  $     80     $      -
 Accounts payable                                                                  3,021        2,654
 Income taxes payable (Note 23)                                                      364           97
 Payroll and benefits payable                                                        230          146
 Accrued taxes                                                                       108          107
 Accrued interest                                                                     61           92
 Long-term debt due within one year (Note 12)                                        148           48
                                                                                --------     --------
    Total current liabilities                                                      4,012        3,144

Long-term debt (Note 12)                                                           1,937        3,320
Deferred income taxes (Note 18)                                                    1,354        1,495
Employee benefits (Note 14)                                                          648          564
Deferred credits and other liabilities (Note 23)                                     412          414
Preferred stock of subsidiary (Note 9)                                               184          184

Minority interest in Marathon Ashland Petroleum LLC (Note 5)                       1,840        1,753

Common Stockholders' Equity (Note 17)                                              4,845        4,800
                                                                                --------     --------
    Total liabilities and common stockholders' equity                           $ 15,232     $ 15,674
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                                                2000         1999          1998
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income                                                                          $   432      $   654      $   310
Adjustments to reconcile to net cash provided
 from operating activities:
  Minority interest in income of
   Marathon Ashland Petroleum LLC                                                       498          447          249
  Depreciation, depletion and amortization                                            1,245          950          941
  Exploratory dry well costs                                                             86          109          186
  Inventory market valuation charges (credits)                                            -         (551)         267
  Pensions and other postretirement benefits                                             69           36           34
  Deferred income taxes                                                                (240)         105           26
  Gain on ownership change in
   Marathon Ashland Petroleum LLC                                                       (12)         (17)        (245)
  Net (gains) losses on disposal of assets                                              785            -          (28)
  Changes in: Current receivables                                                      (377)        (844)         240
              Inventories                                                                17          (63)         (13)
              Current accounts payable and accrued expenses                             717        1,106         (233)
  All other - net                                                                       (62)          84          (92)
                                                                                    -------      -------      -------
     Net cash provided from operating activities                                      3,158        2,016        1,642
                                                                                    -------      -------      -------
Investing activities:
Capital expenditures                                                                 (1,425)      (1,378)      (1,270)
Acquisition of Tarragon Oil and Gas Limited                                               -            -         (686)
Disposal of assets                                                                      539          356           65
Restricted cash - withdrawals                                                           271           45           11
                - deposits                                                             (268)         (44)         (32)
Investees - investments                                                                 (65)         (59)         (42)
          - loans and advances                                                           (6)         (70)        (103)
          - returns and repayments                                                       10            1           71
All other - net                                                                          21          (25)         (18)
                                                                                    -------      -------      -------
     Net cash used in investing activities                                             (923)      (1,174)      (2,004)
                                                                                    -------      -------      -------
Financing activities (Note 9):
Increase (decrease) in Marathon
 Group's portion of
 USX consolidated debt                                                               (1,200)        (296)         329
Specifically attributed debt:
 Borrowings                                                                             273          141          366
 Repayments                                                                            (279)        (144)        (389)
Marathon Stock - issued                                                                   -           89          613
               - repurchased                                                           (105)           -            -
Treasury common stock reissued                                                            1            -            -
Dividends paid                                                                         (274)        (257)        (246)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                                                        (420)        (400)        (211)
                                                                                    -------      -------      -------
     Net cash provided from (used in) financing activities                           (2,004)        (867)         462
                                                                                    -------      -------      -------
Effect of exchange rate changes on cash                                                  (2)          (1)           1
                                                                                    -------      -------      -------
Net increase (decrease) in cash and cash equivalents                                    229          (26)         101

Cash and cash equivalents at beginning of year                                          111          137           36
                                                                                    -------      -------      -------
Cash and cash equivalents at end of year                                            $   340      $   111      $   137
---------------------------------------------------------------------------------------------------------------------

See Note 13 for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

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

                    Dividend and investee income includes the Marathon Group's proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.

                    Gains or losses from a change in ownership of a consolidated subsidiary or an unconsolidated investee are recognized in the period of change.

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

               Revenue recognition - Revenues are recognized generally when products are shipped or services are provided to customers, the sales price is fixed and determinable, and collectibility is reasonably assured. Costs associated with revenues, including shipping and other transportation costs, are recorded in cost of revenues. Matching buy/sell transactions settled in cash are recorded in both revenues and cost of revenues as separate sales and purchase transactions, with no net effect on income. The Marathon Group follows the sales method of accounting for gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

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

                    Commodity-Based Hedging Transactions - For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, as a component of revenues or cost of revenues, in the same period as the underlying physical transaction. To qualify for hedge accounting, derivative positions cannot remain open if the underlying physical market risk has been removed. If such derivative positions remain in place, they would be marked-to-market and accounted for as trading or other activities. Recorded deferred gains or losses are reflected within other current and noncurrent assets or accounts payable and deferred credits and other liabilities, as appropriate.

                    Commodity-Based Trading and Other Activities - Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period within income from operations. This category also includes the use of derivative instruments that have no offsetting underlying physical market risk.

                    Foreign Currency Transactions - The Marathon Group uses forward exchange contracts to manage currency risks. Gains or losses related to firm commitments are deferred and recognized concurrent with the underlying transaction. All other gains or losses are recognized in income in the current period as revenues, cost of revenues, interest income or expense, or other income, as appropriate. Forward exchange contracts are recorded as receivables or payables, as appropriate.

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

               Major maintenance activities - The Marathon Group incurs planned major maintenance costs primarily for refinery turnarounds. Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

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

               Reclassifications - Certain reclassifications of prior years' data have been made to conform to 2000 classifications.

--------------------------------------------------------------------------------
3.   New Accounting Standards

               In the fourth quarter of 2000, USX adopted the following accounting pronouncements primarily related to the classification of items in the statement of operations. The adoption of these new pronouncements had no net effect on the financial position or results of operations of the Marathon Group, although they required reclassifications of certain amounts in the statement of operations, including all prior periods presented.

                    . In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification.

                    . In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF Consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," which addresses whether certain items should be reported as a reduction of revenue or as a component of both revenues and cost of revenues, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers.

                    In June 1998, the Financial Accounting Standards Board
               issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which later was amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value. Changes in fair value will be reflected in either current period net income or other comprehensive income, depending on the designation of the derivative instrument. The Marathon Group may elect not to designate a derivative instrument as a hedge even if the strategy would be expected to qualify for hedge accounting treatment. The adoption of SFAS No. 133 will change the timing of recognition for derivative gains and losses as compared to previous accounting standards.

                    The Marathon Group will adopt the Standard effective January
               1, 2001. The transition adjustment resulting from the adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income, net of tax, is expected to approximate $9 million. The unfavorable cumulative effect on other comprehensive income, net of tax, will approximate $7 million. The amounts reported as other comprehensive income will be reflected in net income when the anticipated physical transactions are consummated. It is not possible to estimate the effect that this Standard will have on future results of operations.

--------------------------------------------------------------------------------
4.   Corporate Activities

               Financial activities - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Marathon Group and the U. S. Steel Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all groups. See Note 9, for the Marathon Group's portion of USX's financial activities attributed to all groups. However, transactions such as leases, certain collaterized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

               Corporate general and administrative costs - Corporate general and administrative costs are allocated to the Marathon Group and the U. S. Steel Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and revenues. The costs allocated to the Marathon Group were $36 million in 2000, $26 million in 1999 and $28 million in 1998, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

               Income taxes - All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds have been reflected in the Marathon Group and the U. S. Steel Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the Marathon Group and the U. S. Steel Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

                    During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million in 1998. In accordance with MAP closing agreements, Marathon and Ashland have made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $12 million in 2000 and $17 million in 1999.

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

--------------------------------------------------------------------------------
6.   Other Items

               (In millions)                                        2000     1999     1998
               ----------------------------------------------------------------------------
               Net interest and other financial costs

                 Interest and other financial income/(a)/:
                   Interest income                                  $  26    $  15    $  30
                   Other                                               (2)     (13)       4
                                                                    -----    -----    -----
                     Total                                             24        2       34
                                                                    -----    -----    -----
                 Interest and other financial costs/(a)/:
                   Interest incurred                                  240      281      285
                   Less interest capitalized                           16       20       40
                                                                    -----    -----    -----
                    Net interest                                      224      261      245
                   Interest on tax issues                               6        5        5
                   Financial costs on preferred stock of subsidiary    17       17       17
                   Amortization of discounts                            2        2        4
                   Other                                               11        5        -
                                                                    -----    -----    -----
                     Total                                            260      290      271
                                                                    -----    -----    -----
                 Net interest and other financial costs/(a)/        $ 236    $ 288    $ 237
               ----------------------------------------------------------------------------
               /(a)/ See Note 4, for discussion of USX net interest and other financial costs attributable to the Marathon Group.
               ----------------------------------------------------------------------------

               Foreign currency transactions

                 For 2000, 1999 and 1998, the aggregate foreign currency transaction gains (losses) included in determining net income were $30 million, $(12) million and $13 million, respectively.

               Consumer excise taxes

                 Included in revenues and costs and expenses for 2000, 1999 and 1998 were $4,344 million, $3,973 million and $3,824 million, respectively, representing consumer excise taxes on petroleum products and merchandise.

--------------------------------------------------------------------------------
7.   Income Per Common Share

               The method of calculating net income per share for the Marathon Stock and the Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

                    Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

                                                                 2000               1999                1998
                                                          ------------------  ------------------  ------------------
          Computation of Income Per Share                   Basic   Diluted     Basic   Diluted     Basic    Diluted
          -------------------------------                 --------  --------  --------  --------  --------  --------
          Net income (millions)                           $    432  $    432  $    654  $    654  $    310  $    310
                                                          ========  ========  ========  ========  ========  ========
          Shares of common stock outstanding (thousands):
           Average number of common shares outstanding     311,531   311,531   309,696   309,696   292,876   292,876
           Effect of dilutive securities -
            Stock options                                        -       230         -       314         -       559
                                                          --------  --------  --------  --------  --------  --------
              Average common shares and dilutive effect    311,531   311,761   309,696   310,010   292,876   293,435
                                                          ========  ========  ========  ========  ========  ========
          Net income per share                            $   1.39  $   1.39  $   2.11  $   2.11  $   1.06  $   1.05
                                                          ========  ========  ========  ========  ========  ========

--------------------------------------------------------------------------------
8.   Transactions Between MAP and Ashland

               At December 31, 2000 and 1999, MAP had current receivables from Ashland of $35 million and $26 million, respectively, and current payables to Ashland of $2 million.

                    MAP has a $190 million revolving credit agreement with
               Ashland. Interest on borrowings is based on defined short-term market rates. At December 31, 2000 and 1999, there were no borrowings against this facility.

                    During 2000, 1999 and 1998, MAP's sales to Ashland,
               consisting primarily of petroleum products, were $285 million, $198 million and $190 million, respectively, and MAP's purchases of products and services from Ashland were $26 million, $22 million and $47 million, respectively. These transactions were conducted under terms comparable to those with unrelated parties.

--------------------------------------------------------------------------------
9.   Financial Activities Attributed to Groups

               The following is the portion of USX financial activities attributed to the Marathon Group. These amounts exclude amounts specifically attributed to the Marathon Group.

                                                                   Marathon Group        Consolidated USX/(a)/
                                                                 ------------------      ----------------------
               (In millions)                      December 31     2000        1999        2000            1999
               ------------------------------------------------------------------------------------------------
               Cash and cash equivalents                         $  193      $    8      $  364          $    9
               Other noncurrent assets                                4           7           7               8
                                                                 ------      ------      ------          ------
                    Total assets                                 $  197      $   15      $  371          $   17
               ------------------------------------------------------------------------------------------------
               Notes payable                                     $   80      $    -      $  150          $    -
               Accrued interest                                      50          82          95              95
               Long-term debt due within one year (Note 12)         147          47         277              54
               Long-term debt (Note 12)                           1,930       3,305       3,734           3,771
               Preferred stock of subsidiary                        184         184         250             250
                                                                 ------      ------      ------          ------
                    Total liabilities                            $2,391      $3,618      $4,506          $4,170
               ------------------------------------------------------------------------------------------------

                                                                  Marathon Group/(b)/        Consolidated USX
                                                                 --------------------      --------------------
               (In millions)                                     2000    1999    1998      2000    1999    1998
               ------------------------------------------------------------------------------------------------
               Net interest and other financial costs (Note 6)   $250    $295    $295      $309    $334    $324
               ------------------------------------------------------------------------------------------------

               /(a)/ For details of USX long-term debt and preferred stock of subsidiary, see Notes 14 and 22, respectively, to the USX consolidated financial statements.
               /(b)/ The Marathon Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all groups.

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

               2) Power Generation - develops, constructs and operates independent electric power projects worldwide.

                    Revenues by product line are:

               (In millions)                         2000       1999       1998
               -----------------------------------------------------------------
               Refined products                    $22,514    $15,181    $12,852
               Merchandise                           2,441      2,194      1,941
               Liquid hydrocarbons                   6,856      4,587      5,023
               Natural gas                           2,518      1,429      1,187
               Transportation and other products       158        199        271
               -----------------------------------------------------------------

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

     Information on assets by segment is not provided as it is not reviewed by the chief operating decision maker.

                                                                                Refining,          Other
                                                               Exploration      Marketing         Energy
                                                                   and             and            Related
(In millions)                                                   Production    Transportation     Businesses      Total
-----------------------------------------------------------------------------------------------------------------------
2000
Revenues and other income:
  Customer                                                     $     4,184      $     28,693     $    1,550     $34,427
  Intersegment/(a)/                                                    412                83             78         573
  Intergroup/(a)/                                                       30                 1             29          60
  Equity in earnings of unconsolidated investees                        47                22             15          84
  Other                                                                 21                50             12          83
                                                               -----------      ------------     ----------     -------
   Total revenues and other income                             $     4,694      $     28,849     $    1,684     $35,227
                                                               ===========      ============     ==========     =======
Segment income                                                 $     1,535      $      1,273     $       38     $ 2,846
Significant noncash items included in segment income -
 Depreciation, depletion and amortization/(b)/                         723               315              3       1,041
Capital expenditures/(c)/                                              742               656              2       1,400
-----------------------------------------------------------------------------------------------------------------------
1999
Revenues and other income:
  Customer                                                     $     2,856      $     19,962     $      731     $23,549
  Intersegment/(a)/                                                    202                47             40         289
  Intergroup/(a)/                                                       19                 -             22          41
  Equity in earnings (losses) of unconsolidated investees               (2)               17             26          41
  Other                                                                 30                50             15          95
                                                               -----------      ------------     ----------     -------
   Total revenues and other income                             $     3,105      $     20,076     $      834     $24,015
                                                               ===========      ============     ==========     =======
Segment income                                                 $       618      $        611     $       61     $ 1,290
Significant noncash items included in segment income -
 Depreciation, depletion and amortization/(b)/                         638               280              5         923
Capital expenditures/(c)/                                              744               612              4       1,360
-----------------------------------------------------------------------------------------------------------------------
1998
Revenues and other income:
  Customer                                                     $     1,905      $     19,018     $      306     $21,229
  Intersegment/(a)/                                                    144                10             17         171
  Intergroup/(a)/                                                       13                 -              7          20
  Equity in earnings of unconsolidated investees                         2                12             14          28
  Other                                                                 26                40             11          77
                                                               -----------      ------------     ----------     -------
   Total revenues and other income                             $     2,090      $     19,080     $      355     $21,525
                                                               ===========      ============     ==========     =======
Segment income                                                 $       278      $        896     $       33     $ 1,207
Significant noncash items included in segment income -
 Depreciation, depletion and amortization/(b)/                         581               272              6         859
Capital expenditures/(c)/                                              839               410              8       1,257
-----------------------------------------------------------------------------------------------------------------------

/(a)/ Intersegment and intergroup revenues and transfers were conducted under terms comparable to those with unrelated parties.
/(b)/ Differences between segment totals and group totals represent amounts included in administrative expenses and international and domestic oil and gas property impairments.
/(c)/ Differences between segment totals and group totals represent amounts related to corporate administrative activities.

     The following schedules reconcile segment amounts to amounts reported in the Marathon Group financial statements:

(In millions)                                                              2000      1999      1998
----------------------------------------------------------------------------------------------------
Revenues and Other Income:
 Revenues and other income of reportable segments                       $35,227   $24,015   $21,525
 Items not allocated to segments:
  Joint venture formation charges                                          (931)        -         -
  Gain on ownership change in MAP                                            12        17       245
  Other                                                                     124       (36)       24
 Elimination of intersegment revenues                                      (573)     (289)     (171)
                                                                        -------   -------   -------
   Total Group revenues and other income                                $33,859   $23,707   $21,623
                                                                        =======   =======   =======


Income:
 Income for reportable segments                                         $ 2,846   $ 1,290   $ 1,207
 Items not allocated to segments:
  Joint venture formation charges                                          (931)        -         -
  Gain on ownership change in MAP                                            12        17       245
  Administrative expenses                                                  (136)     (108)     (106)
  Inventory market valuation adjustments                                      -       551      (267)
  Other/(a)/                                                               (143)      (37)     (141)
                                                                        -------   -------   -------
   Total Group income from operations                                   $ 1,648   $ 1,713   $   938
---------------------------------------------------------------------------------------------------

/(a)/ Represents in 2000, certain oil and gas property impairments, net gains on certain asset sales and reorganization charges. Represents in 1999, primarily certain domestic oil and gas property impairments, net losses on certain asset sales and costs of a voluntary early retirement program. Represents in 1998, certain international oil and gas property impairments, certain suspended exploration well write-offs, a gas contract settlement and MAP transition charges.

Geographic Area:

  The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                  Revenues and Other Income
                                        ---------------------------------------------
                                              Within          Between
(In millions)                 Year      Geographic Areas  Geographic Areas    Total     Assets/(a)/
---------------------------------------------------------------------------------------------------
United States                 2000           $32,239           $     -        $32,239       $ 6,711
                              1999            22,716                 -         22,716         7,555
                              1998            20,837                 -         20,837         7,659

Canada                        2000               856               899          1,755           940
                              1999               426               521            947         1,112
                              1998               209               368            577         1,094

United Kingdom                2000               567                 -            567         1,698
                              1999               459                 -            459         1,581
                              1998               462                 -            462         1,739

Other Foreign Countries       2000               197               188            385           310
                              1999               106                88            194           735
                              1998               115                52            167           468

Eliminations                  2000                 -            (1,087)        (1,087)            -
                              1999                 -              (609)          (609)            -
                              1998                 -              (420)          (420)            -

  Total                       2000           $33,859           $     -        $33,859       $ 9,659
                              1999            23,707                 -         23,707        10,983
                              1998            21,623                 -         21,623        10,960
---------------------------------------------------------------------------------------------------

/(a)/ Includes property, plant and equipment and investments.
--------------------------------------------------------------------------------

11.  Leases

               Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                               Capital     Operating
               (In millions)                                                   Leases        Leases
               ------------------------------------------------------------------------------------
               2001                                                            $     1     $     94
               2002                                                                  1           83
               2003                                                                  1           58
               2004                                                                  1           50
               2005                                                                  1          112
               Later years                                                           5          109
               Sublease rentals                                                      -          (18)
                                                                               -------     --------
                 Total minimum lease payments                                       10     $    488
                                                                               -------     ========
               Less imputed interest costs                                           3
                                                                               -------
                 Present value of net minimum lease payments
                  included in long-term debt                                   $     7
               ------------------------------------------------------------------------------------

                   Operating lease rental expense:
               (In millions)                                      2000          1999          1998
               ------------------------------------------------------------------------------------
               Minimum rental                                     $ 156         $ 149         $ 157
               Contingent rental                                     13            11            10
               Sublease rentals                                     (13)          (13)           (7)
                                                                  -----         -----        ------
                Net rental expense                                $ 156         $ 147         $ 160
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

--------------------------------------------------------------------------------
12.  Long-Term Debt

               The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                                         Marathon Group         Consolidated USX/(a)/
                                                                       --------------------     ---------------------
               (In millions)                          December 31       2000          1999       2000           1999
               ------------------------------------------------------------------------------------------------------
               Specifically attributed debt/(b)/:
                Receivables facility                                   $    -        $    -     $  350         $  350
                Sale-leaseback financing and capital leases                 7            15         95            107
                Other                                                       1             1          4              1
                                                                       ------        ------     ------         ------
                   Total                                                    8            16        449            458
                Less amount due within one year                             1             1         10              7
                                                                       ------        ------     ------         ------
                   Total specifically attributed long-term debt        $    7        $   15     $  439         $  451
               ------------------------------------------------------------------------------------------------------
               Debt attributed to groups/(c)/                          $2,090        $3,375     $4,036         $3,852
                Less unamortized discount                                  13            23         25             27
                Less amount due within one year                           147            47        277             54
                                                                       ------        ------     ------         ------
                   Total long-term debt attributed to groups           $1,930        $3,305     $3,734         $3,771
               ------------------------------------------------------------------------------------------------------
               Total long-term debt due within one year                $  148        $   48     $  287         $   61
               Total long-term debt due after one year                  1,937         3,320      4,173          4,222
               ------------------------------------------------------------------------------------------------------

               /(a)/ See Note 14, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
               /(b)/ As described in Note 4, certain financial activities are specifically attributed only to the Marathon Group and the
                     U. S. Steel Group.
               /(c)/ Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 4, 9 and 13).

--------------------------------------------------------------------------------
13.  Supplemental Cash Flow Information

               (In millions)                                                                 2000        1999        1998
               -------------------------------------------------------------------------------------------------------------
               Cash used in operating activities included:
                Interest and other financial costs paid (net of amount capitalized)       $   (270)    $   (289)    $   (260)
                Income taxes paid, including settlements with the
                 U. S. Steel Group                                                            (468)        (101)        (154)
               -------------------------------------------------------------------------------------------------------------
               USX debt attributed to all groups - net:
                Commercial paper  - issued                                                $  3,362     $  6,282     $      -
                                  - repayments                                              (3,450)      (6,117)           -
                Credit agreements - borrowings                                                 437        5,529       17,486
                                  - repayments                                                (437)      (5,980)     (16,817)
                Other credit arrangements - net                                                150          (95)          55
                Other debt                - borrowings                                           -          319          671
                                          - repayments                                         (54)         (87)      (1,053)
                                                                                          --------     --------     --------
                   Total                                                                  $      8     $   (149)    $    342
               -------------------------------------------------------------------------------------------------------------
                Marathon Group activity                                                   $ (1,200)    $   (296)    $    329
                U. S. Steel Group activity                                                   1,208          147           13
                                                                                          --------     --------     --------
                   Total                                                                  $      8     $   (149)    $    342
               -------------------------------------------------------------------------------------------------------------
               Noncash investing and financing activities:
                Marathon Stock issued for dividend reinvestment and
                 employee stock plans                                                     $     10     $      4     $      3
                Marathon Stock issued for Exchangeable Shares                                    -            7           11
                Investee preferred stock received in conversion of investee loan                 -          142            -
                Disposal of assets:
                 Exchange of Sakhalin Energy Investment Company Ltd.                           410            -            -
                 Notes received                                                                  6           19            -
                Business combinations:
                 Acquisition of Tarragon:
                  Exchangeable Shares issued                                                     -            -           29
                  Liabilities assumed                                                            -            -          433
                 Acquisition of Ashland RM&T net assets:
                  38% interest in MAP                                                            -            -        1,900
                  Liabilities assumed                                                            -            -        1,038
                 Other acquisitions - liabilities assumed                                        -           16            -
               -------------------------------------------------------------------------------------------------------------

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

                    The Marathon Group also has defined benefit retiree health care and life insurance plans (other benefits) covering most employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and most union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. Other benefits have not been prefunded.

                                                                        Pension Benefits             Other Benefits
                                                                     ---------------------       ----------------------
               (In millions)                                          2000         1999           2000           1999
               --------------------------------------------------------------------------------------------------------
               Change in benefit obligations
               Benefit obligations at January 1                      $   868      $  1,080       $    478      $    597
               Service cost                                               52            65             14            17
               Interest cost                                              67            67             37            36
               Plan amendments                                             6            18              1           (44)
               Actuarial (gains) losses                                  121          (197)            46          (108)
               Plan merger and acquisition                                 -            14              -             4
               Settlements, curtailments and termination benefits        (99)         (122)            22             -
               Benefits paid                                             (77)          (57)           (23)          (24)
                                                                     -------      --------       --------      --------
               Benefit obligations at December 31                    $   938      $    868       $    575      $    478
               --------------------------------------------------------------------------------------------------------
               Change in plan assets
               Fair value of plan assets at January 1                $ 1,310      $  1,331
               Actual return on plan assets                               (8)          136
               Plan merger and acquisition                                 -            12
               Employer contributions                                      1             2
               Trustee distributions/(a)/                                (18)          (16)
               Settlements paid                                         (134)          (99)
               Benefits paid from plan assets                            (72)          (56)
                                                                     -------      --------
               Fair value of plan assets at December 31              $ 1,079      $  1,310
               --------------------------------------------------------------------------------------------------------
               Funded status of plans at December 31                 $   141/(b)/ $    442 /(b)/ $   (575)     $   (478)
               Unrecognized net gain from transition                     (18)          (26)             -             -
               Unrecognized prior service costs (credits)                 59            63            (59)          (72)
               Unrecognized actuarial (gains) losses                     (37)         (306)           115            68
               Additional minimum liability                              (19)           (8)             -             -
                                                                     -------      --------       --------      --------
               Prepaid (accrued) benefit cost                        $   126      $    165       $   (519)     $   (482)
               --------------------------------------------------------------------------------------------------------
               /(a)/ Represents transfers of excess pension assets
                     to fund retiree health care benefits accounts
                     under Section 420 of the Internal Revenue Code.
               /(b)/ Includes several plans that have accumulated
                      benefit obligations in excess of plan assets:
                         Aggregate accumulated benefit obligations   $   (34)     $    (24)
                         Aggregate projected benefit obligations         (43)          (37)
                         Aggregate plan assets                             -             -

               --------------------------------------------------------------------------------------------------------
                                                                  Pension Benefits                  Other Benefits
                                                            -----------------------------     -------------------------
               (In millions)                                2000        1999         1998     2000         1999    1998
               --------------------------------------------------------------------------------------------------------
               Components of net periodic
                benefit cost (credit)
               Service cost                                 $  52       $  65        $  48    $  14       $  17   $  12
               Interest cost                                   67          67           57       37          36      31
               Expected return on plan assets                (117)       (114)        (107)       -           -       -
               Amortization - net transition gain              (4)         (5)          (5)       -           -       -
                            - prior service costs (credits)     4           4            3      (10)         (8)     (3)
                            - actuarial (gains) losses         (9)          1            -        3           7       3
               Multiemployer and other plans                    5           5            5        -           -       -
               Settlement and termination (gain) loss          32/(a)/     (7)/(a)/      -       21/(a)/      -       -
                                                            -----       -----        -----    -----       -----   -----
               Net periodic benefit cost                    $  30       $  16        $   1    $  65       $  52   $  43
               --------------------------------------------------------------------------------------------------------

               /(a)/ Includes voluntary early retirement programs.

                                                                        Pension Benefits             Other Benefits
                                                                     ---------------------       ----------------------
                                                                      2000         1999           2000           1999
               --------------------------------------------------------------------------------------------------------
               Weighted average actuarial assumptions
                at December 31:
               Discount rate                                           7.5%         8.0%           7.5%           8.0%
               Expected annual return on plan assets                   9.5%         9.5%           n/a            n/a
               Increase in compensation rate                           5.0%         5.0%           5.0%           5.0%
               --------------------------------------------------------------------------------------------------------

                    For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter.

                    A one-percentage-point change in assumed health care cost
               trend rates would have the following effects:

                                                                                     1-Percentage-      1-Percentage-
               (In millions)                                                         Point Increase     Point Decrease
               --------------------------------------------------------------------------------------------------------
               Effect on total of service and interest cost components                      $     9            $     (7)
               Effect on other postretirement benefit obligations                                71                 (58)
               --------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
16.  Property, Plant and Equipment

               (In millions)                                                December 31            2000         1999
               --------------------------------------------------------------------------------------------------------
               Production                                                                       $  12,266     $  14,568
               Refining                                                                             2,800         2,439
               Marketing                                                                            2,286         2,197
               Transportation                                                                       1,402         1,374
               Other                                                                                  312           282
                                                                                                ---------     ---------
                   Total                                                                           19,066        20,860
               Less accumulated depreciation, depletion and amortization                            9,691        10,567
                                                                                                ---------     ---------
                   Net                                                                          $   9,375     $  10,293
               --------------------------------------------------------------------------------------------------------

                    Property, plant and equipment at December 31, 2000 and 1999, includes gross assets acquired under capital leases of $8 million and $20 million, respectively, with no related amounts in accumulated depreciation, depletion and amortization.

                    During 2000, the Marathon Group recorded $193 million of
               impairments of certain E&P segment oil and gas properties, primarily located in Canada. The impairments were recorded due to reserve revisions as a result of production performance and disappointing drilling results. The charge is included in depreciation, depletion and amortization.

--------------------------------------------------------------------------------
17.  Common Stockholders' Equity

               (In millions, except per share data)                                  2000           1999           1998
               --------------------------------------------------------------------------------------------------------
               Balance at beginning of year                                         $4,800         $4,312        $3,618
                Net income                                                             432            654           310
                Marathon Stock - issued                                                  9             96           617
                               - repurchased                                          (105)             -             -
                Treasury stock reissued                                                  1              -             -
                Exchangeable Shares - issued                                             -              -            29
                                    - exchanged for Marathon Stock                       -             (7)          (12)
                Dividends on Marathon Stock
                 (per share $.88 in 2000 and $.84 in 1999 and 1998)                   (274)          (261)         (248)
                Deferred compensation                                                   (5)             -             2
                Accumulated other comprehensive income (loss)/(a)/:
                 Foreign currency translation adjustments                                1             (1)            2
                 Minimum pension liability adjustments (Note 14)                       (14)             7            (3)
                 Unrealized holding losses on investments                                -              -            (3)
                                                                                    ------         ------        ------
               Balance at end of year                                               $4,845         $4,800        $4,312
-----------------------------------------------------------------------------------------------------------------------

               /(a)/ See page U-7 of the USX consolidated financial statements relative to the annual activity of these adjustments and losses. Total comprehensive income for the Marathon Group for the years 2000, 1999 and 1998 was $419 million, $660 million and $306 million, respectively.

--------------------------------------------------------------------------------
18.  Income Taxes

               Income tax provisions and related assets and liabilities attributed to the Marathon Group are determined in accordance with the USX group tax allocation policy (Note 4).

                  Provisions (credits) for income taxes were:

                                    2000                           1999                             1998
                       ------------------------------     ----------------------------     ----------------------------
(In millions)          Current    Deferred      Total     Current    Deferred    Total     Current    Deferred   Total
-----------------------------------------------------------------------------------------------------------------------
Federal                 $  614     $ (144)     $  470     $   191     $  158     $  349     $   83     $   19    $  102
State and local             53        (46)          7           3         (7)        (4)        30          9        39
Foreign                     55        (50)          5          25        (46)       (21)         3         (2)        1
                        ------     ------      ------     -------     ------     ------     ------     ------    ------
   Total                $  722     $ (240)     $  482     $   219     $  105     $  324     $  116     $   26    $  142
-----------------------------------------------------------------------------------------------------------------------

                  A reconciliation of federal statutory tax rate (35%) to total provisions follows:

               (In millions)                                                          2000          1999         1998
               --------------------------------------------------------------------------------------------------------
               Statutory rate applied to income before income taxes                 $   320       $   342       $   158
               Effects of foreign operations:
                Impairment of deferred tax benefits                                     235             -             -
                Adjustments to foreign valuation allowances                             (30)            -             -
                All other, including foreign tax credits                                (30)          (18)          (26)
               State and local income taxes after federal income tax effects              5            (3)           25
               Credits other than foreign tax credits                                    (7)           (7)           (9)
               Effects of partially owned companies                                      (5)           (5)           (4)
               Dispositions of subsidiary investments                                     -             7             -
               Adjustment of prior years' federal income taxes                          (11)            4            (5)
               Other                                                                      5             4             3
                                                                                    -------       -------       -------
                  Total provisions                                                  $   482       $   324       $   142
               --------------------------------------------------------------------------------------------------------

                  Deferred tax assets and liabilities resulted from the following:

               (In millions)                                                   December 31           2000        1999
               --------------------------------------------------------------------------------------------------------
               Deferred tax assets:
                State tax loss carryforwards (expiring in 2001 through 2020)                       $     70    $     57
                Foreign tax loss carryforwards (portion of which expire in 2001 through 2015)           269         408
                Employee benefits                                                                       246         206
                Receivables, payables and debt                                                           41          14
                Expected federal benefit for:
                 Crediting certain foreign deferred income taxes                                        315         530
                 Deducting state deferred income taxes                                                   20          36
                Contingency and other accruals                                                          155         150
                Investments in foreign subsidiaries                                                      39          52
                Investments in subsidiaries and equity investees                                         30          20
                Other                                                                                    60          34
                Valuation allowances:
                 Federal                                                                                  -         (30)
                 State                                                                                  (16)        (11)
                 Foreign                                                                               (252)       (282)
                                                                                                   --------    --------
                  Total deferred tax assets/(a)/                                                        977       1,184
                                                                                                   --------    --------
               Deferred tax liabilities:
                Property, plant and equipment                                                         1,642       2,091
                Inventory                                                                               320         324
                Prepaid pensions                                                                        119         127
                Other                                                                                   160         111
                                                                                                   --------    --------
                  Total deferred tax liabilities                                                      2,241       2,653
                                                                                                   --------    --------
                   Net deferred tax liabilities                                                    $  1,264       1,469
               --------------------------------------------------------------------------------------------------------

               /(a)/ USX expects to generate sufficient future taxable income to realize the benefit of the Marathon Group's deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed. During 2000, the amount of net deferred tax assets expected to be realized was reduced as a result of the change in the amount and timing of future foreign source income due to the exchange of Marathon's interest in Sakhalin Energy Investment Company Ltd. for other oil and gas producing interests. Additionally, gross deferred tax assets and the associated valuation allowance were reduced by a change in management's intent regarding the permanent reinvestment of the earnings from certain foreign subsidiaries.

                    The consolidated tax returns of USX for the years 1990
               through 1997 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

                    Pretax income (loss) included $237 million, $66 million and
               $(75) million attributable to foreign sources in 2000, 1999 and 1998, respectively.

                    Undistributed earnings of certain consolidated foreign
               subsidiaries at December 31, 2000, amounted to $205 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Marathon Group intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $72 million would have been required.

--------------------------------------------------------------------------------
19.  Investments and Long-Term Receivables


               (In millions)                                          December 31         2000         1999
               ---------------------------------------------------------------------------------------------
               Equity method investments                                                 $  250       $  658
               Other investments                                                             34           32
               Receivables due after one year                                                54           46
               Deposits of restricted cash                                                   16           20
               Other                                                                          8            6
                                                                                         ------       ------
                 Total                                                                   $  362       $  762
               ---------------------------------------------------------------------------------------------

                    Summarized financial information of investees accounted for by the equity method of accounting follows:

               (In millions)                                              2000           1999           1998
               ---------------------------------------------------------------------------------------------
               Income data - year:
                Revenues and other income                                 $  417       $  422        $   347
                Operating income                                             174          152            132
                Net income                                                   123          119             79
               ---------------------------------------------------------------------------------------------
               Balance sheet data - December 31:
                Current assets                                            $  328       $  387
                Noncurrent assets                                          1,247        2,606
                Current liabilities                                          256          300
                Noncurrent liabilities                                       650        1,066
               ---------------------------------------------------------------------------------------------

                    Dividends and partnership distributions received from equity investees were $46 million in 2000, $44 million in 1999 and $23 million in 1998.

                    Marathon Group purchases from equity investees totaled $61 million, $50 million and $64 million in 2000, 1999 and 1998, respectively. Marathon Group revenues for sales to USX equity investees were $28 million in 2000 and $22 million in 1999 and 1998.

--------------------------------------------------------------------------------
20.  Inventories

               (In millions)                                          December 31       2000         1999
               ---------------------------------------------------------------------------------------------
               Crude oil and natural gas liquids                                       $     701   $     729
               Refined products and merchandise                                            1,069       1,046
               Supplies and sundry items                                                      97         109
                                                                                       ---------   ---------
                   Total (at cost)                                                         1,867       1,884
               Less inventory market valuation reserve                                         -           -
                                                                                       ---------   ---------
                   Net inventory carrying value                                        $   1,867   $   1,884
               ---------------------------------------------------------------------------------------------

                    Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 92% and 90% of total inventory value at December 31, 2000 and 1999, respectively. Current acquisition costs were estimated to exceed the above inventory values at December 31, by approximately $500 million and $200 million in 2000 and 1999, respectively. Cost of revenues was reduced and income from operations was increased by $14 million in 2000 as a result of liquidations of LIFO inventories.

                    The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses. During 2000, there were no charges or credits to costs and expenses.

--------------------------------------------------------------------------------
21.  Stock-Based Compensation Plans and Stockholder Rights Plan

                    USX Stock-Based Compensation Plans and Stockholder Rights
               Plan are discussed in Note 17, and Note 19, respectively, to the USX consolidated financial statements.

                    The Marathon Group's actual stock-based compensation expense
               (credit) was $5 million in 2000, $(4) million in 1999 and $(3) million in 1998. Incremental compensation expense, as determined under a fair value model, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

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

                                                                                2000              1999
                                                                          ----------------   ---------------
                                                                           Fair   Carrying   Fair   Carrying
               (In millions)                           December 31         Value   Amount    Value   Amount
               ---------------------------------------------------------------------------------------------
               Financial assets:
                Cash and cash equivalents                                 $  340    $  340   $  111   $  111
                Receivables                                                2,267     2,267    1,887    1,887
                Investments and long-term receivables                        171       107      166      109
                                                                          ------    ------   ------   ------
                 Total financial assets                                   $2,778    $2,714   $2,164   $2,107
               ---------------------------------------------------------------------------------------------
               Financial liabilities:
                Notes payable                                             $   80    $   80   $    -   $    -
                Accounts payable (including intergroup payables)           3,385     3,385    2,751    2,751
                Accrued interest                                              61        61       92       92
                Long-term debt (including amounts due within one year)     2,174     2,078    3,443    3,353
                Preferred stock of subsidiary                                175       184      176      184
                                                                          ------    ------   ------   ------
                 Total financial liabilities                              $5,875    $5,788   $6,462   $6,380
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

                    The Marathon Group's only unrecognized financial instruments are financial guarantees and commitments to extend credit. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note 25.

--------------------------------------------------------------------------------
23.  Intergroup Transactions

               Revenues and purchases - Marathon Group revenues for sales to the
               U. S. Steel Group totaled $60 million, $41 million and $21 million in 2000, 1999 and 1998, respectively. Marathon Group purchases from the U. S. Steel Group totaled $17 million in both 2000 and 1999 and $2 million in 1998. At December 31, 2000 and 1999, Marathon Group receivables included $1 million and $5 million, respectively, related to transactions with the U. S. Steel Group. At December 31, 2000 and 1999, Marathon Group accounts payable included $2 million related to transactions with the U. S. Steel Group. These transactions were conducted under terms comparable to those with unrelated parties.

               Income taxes receivable from/payable to the U. S. Steel
               Group - At December 31, 2000 and 1999, amounts receivable or payable for income taxes were included in the balance sheet as follows:

               (In millions)                                December 31                   2000         1999
               ---------------------------------------------------------------------------------------------
               Current:
                Receivables                                                               $   4        $   1
                Income taxes payable                                                        364           97
               Noncurrent:
                Deferred credits and other liabilities                                       97           97
               ---------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
24.  Derivative Instruments


               The Marathon Group remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The Marathon Group is also exposed to credit risk in the event of nonperformance by counterparties. The credit-worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.

                    The following table sets forth quantitative information by class of derivative instrument:

                                                                                      Recognized
                                                  Fair                 Carrying        Trading       Recorded
                                                 Value                  Amount         Gain or       Deferred     Aggregate
                                                 Assets                 Assets        (Loss) for      Gain or     Contract
(In millions)                                (Liabilities)/(a)(b)/   (Liabilities)     the Year       (Loss)       Values/(c)/
------------------------------------------------------------------------------------------------------------------------------
December 31, 2000:
Exchange-traded commodity futures:
 Trading                                     $          -            $          -     $      (19)    $      -     $       -
 Other than trading                                     -                       -              -            7           897
Exchange-traded commodity options:
 Trading                                                -                       -              -            -             -
 Other than trading                                    (6)/(d)/                (6)             -           (1)          971
OTC commodity swaps/(e)/:
 Trading                                                -                       -              -            -             -
 Other than trading                                    35 /(f)/                35              -           25           408
OTC commodity options:
 Trading                                                -                       -              -            -             -
 Other than trading                                   (52)/(g)/               (52)             -          (40)           94
                                             ------------            ------------     ----------     --------     ---------
   Total commodities                         $        (23)           $        (23)    $      (19)    $     (9)    $   2,370
                                             ============            ============     ==========     ========     =========
Forward exchange contracts/(h)/:
   - receivable                              $         14            $         14     $        -     $      -     $      14
------------------------------------------------------------------------------------------------------------------------------
December 31, 1999:
Exchange-traded commodity futures:
 Trading                                     $          -            $          -     $        4     $      -     $       8
 Other than trading                                     -                       -              -           28           344
Exchange-traded commodity options:
 Trading                                                -                       -              4            -           179
 Other than trading                                    (6)/(d)/                (6)             -          (10)        1,262
OTC commodity swaps:
 Trading                                                -                       -              -            -             -
 Other than trading                                     3 /(f)/                 3              -            2           156
OTC commodity options:
 Trading                                                -                       -              -            -             -
 Other than trading                                     4 /(g)/                 4              -            5           238
                                             ------------            ------------     ----------     --------     ---------
   Total commodities                         $          1            $          1     $        8     $     25     $   2,187
                                             ============            ============     ==========     ========     =========
Forward exchange contracts:
   - receivable                              $         52            $         52     $        -     $      -     $      51
------------------------------------------------------------------------------------------------------------------------------

/(a)/ The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the forward exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
/(b)/ The aggregate average fair value of all trading activities for the years
      2000 and 1999 were $(5) million and $3 million, respectively. Detail by class of instrument was not available.
/(c)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
/(d)/ Includes fair values as of December 31, 2000 and 1999, for assets of $10 million and $11 million and for liabilities of $(16) million and $(17) million, respectively.
/(e)/ The OTC swap arrangements vary in duration with certain contracts extending into 2008.
/(f)/ Includes fair values as of December 31, 2000 and 1999, for assets of $84 million and $8 million and for liabilities of $(49) million and $(5) million, respectively.
/(g)/ Includes fair values as of December 31, 2000 and 1999, for assets of $1 million and $5 million and for liabilities of $(53) million and $(1) million, respectively.
/(h)/ The forward exchange contracts relating to USX's foreign operations have various maturities ending in March 2001.

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

               Environmental matters -

                    The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 2000 and 1999, accrued liabilities for remediation totaled $75 million and $69 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $57 million at December 31, 2000, and $52 million at December 31, 1999.

                    For a number of years, the Marathon Group has made
               substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2000 and 1999, such capital expenditures totaled $73 million and $46 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                    At December 31, 2000 and 1999, accrued liabilities for
               platform abandonment and dismantlement totaled $162 million and $152 million, respectively.

               Guarantees -

                    Guarantees by USX and its consolidated subsidiaries of the liabilities of unconsolidated entities of the Marathon Group totaled $131 million at December 31, 1999. There were no guarantees at December 31, 2000.

                    At December 31, 2000 and 1999, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline investees secured by throughput and deficiency agreements totaled $119 million and $146 million, respectively. Under the agreements, the Marathon Group is required to advance funds if the investees are unable to service debt. Any such advances are prepayments of future transportation charges.

               Commitments -

                    At December 31, 2000 and 1999, the Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments totaled $457 million and $485 million, respectively.

                    The Marathon Group is a party to a 15-year transportation
               services agreement with a natural gas transmission company. The contract requires the Marathon Group to pay minimum annual demand charges of approximately $5 million starting in December 2000 and concluding in 2015. The payments are required even if the transportation facility is not utilized. Demand charges paid in 2000 were less than $1 million.

--------------------------------------------------------------------------------
26.  Joint Venture Formation

               In December 2000, Marathon and Kinder Morgan Energy Partners, L.P. signed a definitive agreement to form a joint venture combining certain of their oil and gas producing activities in the U.S. Permian Basin, including Marathon's interest in the Yates Field. This transaction will allow Marathon to expand its interests in the Permian Basin and will improve access to materials for use in enhanced recovery techniques in the Yates Field. The joint venture named MKM Partners L.P., commenced operations in January 2001 and will be accounted for under the equity method of accounting.

                    As a result of the agreement to form this joint venture,
               Marathon recognized a pretax charge of $931 million in the fourth quarter 2000, which is included in net gains (losses) on disposal of assets, and reclassified the remaining book value associated with the Yates Field from property, plant and equipment to assets held for sale. Upon completion of this transaction in January 2001, the book value will be transferred from assets held for sale to investments and long-term receivables.

--------------------------------------------------------------------------------
27.  Subsequent Event - Business Combination

               On February 7, 2001, Marathon acquired 87% of the outstanding common stock of Pennaco Energy Inc., a natural gas producer. Marathon plans to acquire the remaining Pennaco shares through a merger in which each share of Pennaco common stock, not purchased in the offer and not held by stockholders who have properly exercised dissenters rights under Delaware law, will be converted into the right to receive the tender offer price in cash, without interest. The purchase price is expected to approximate $500 million. The acquisition will be accounted for using the purchase method of accounting.

Selected Quarterly Financial Data (Unaudited)

                                                     2000                                              1999
                                ----------------------------------------------    -----------------------------------------------
(In millions, except per            4th         3rd         2nd          1st         4th        3rd        2nd          1st
 share data)                        Qtr.        Qtr.       Qtr.          Qtr.        Qtr.       Qtr.       Qtr.         Qtr.
---------------------------------------------------------------------------------------------------------------------------------
Revenues and other income:
 Revenues/(a)/                  $ 8,899      $9,169     $ 8,680       $7,739       $7,250     $6,312     $5,324     $  4,704
 Other income (loss)               (833)         59          30          116           45         27         34           11
                                -------     -------     -------       -------      -------    -------    -------     --------
     Total                        8,066       9,228       8,710        7,855        7,295      6,339      5,358        4,715
Income (loss) from operations      (466)        729         860          525          350        561        399          403
 Includes:
   Joint venture
     formation charges             (931)          -           -            -            -          -          -            -
   Inventory market
     valuation credits                -           -           -            -            -        136         66          349
Net income (loss)                  (310)        121         367          254          171        230        134          119
---------------------------------------------------------------------------------------------------------------------------------
Marathon Stock data:
--------------------
Net income (loss) per share -
 Basic and diluted              $ (1.00)     $  .38      $ 1.18       $  .81       $  .55     $  .74     $  .43     $    .38
Dividends paid per share            .23         .23         .21          .21          .21        .21        .21          .21
Price range of Marathon
 Stock/(b)/:
 - Low                               25-1/4      23-1/2      22-13/16     20-11/16     23-5/8     28-1/2     25-13/16     19-5/8
 - High                              30-3/8      29-5/8      29-3/16      27-1/2       30-5/8     33-7/8     32-3/4       31-3/8
----------------------------------------------------------------------------------------------------------------------------------

/(a)/ Certain items have been reclassified between revenues and cost of revenues, primarily to give effect to new accounting standards as disclosed in Note 3 of the Notes to Financial Statements. Amounts reclassified in the first, second and third quarters of 2000 were $(106) million, $(183) million and $(59) million, respectively, and for the first, second, third and fourth quarters of 1999 were $(136) million, $(123) million, $(151) million and $(210) million, respectively.
/(b)/ Composite tape.


Principal Unconsolidated Investees (Unaudited)

                                                            December 31, 2000
        Company                                Country         Ownership           Activity
----------------------------------------------------------------------------------------------------------------
CLAM Petroleum B.V.                          Netherlands         50%             Oil & Gas Production
Kenai LNG Corporation                        United States       30%             Natural Gas Liquification
LOCAP, Inc.                                  United States       50%  /(a)/      Pipeline & Storage Facilities
LOOP LLC                                     United States       47%  /(a)/      Offshore Oil Port
Manta Ray Offshore Gathering Company, LLC    United States       24%             Natural Gas Transmission
Minnesota Pipe Line Company                  United States       33%  /(a)/      Pipeline Facility
Nautilus Pipeline Company, LLC               United States       24%             Natural Gas Transmission
Odyssey Pipeline LLC                         United States       29%             Pipeline Facility
Poseidon Oil Pipeline Company, LLC           United States       28%             Crude Oil Transportation
----------------------------------------------------------------------------------------------------------------

/(a)/ Represents the ownership of MAP.



Supplementary Information on Oil and Gas Producing Activities (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-30 through U-34.

Five-Year Operating Summary

                                                                               2000      1999      1998      1997      1996
----------------------------------------------------------------------------------------------------------------------------
      Net Liquid Hydrocarbon Production (thousands of barrels per day)
       United States (by region)
        Alaska                                                                    -         -         -         -         8
        Gulf Coast                                                               62        74        55        29        30
        Southern                                                                  5         5         6         8         9
        Central                                                                   4         4         4         5         4
        Mid-Continent                                                            34        38        44        46        45
        Rocky Mountain                                                           26        24        26        27        26
                                                                             -----------------------------------------------
          Total United States                                                   131       145       135       115       122
                                                                             -----------------------------------------------
       International
        Canada                                                                   19        17         6         -         -
        Egypt                                                                     1         5         8         8         8
        Gabon                                                                    16         9         5         -         -
        Norway                                                                    -         -         1         2         3
        United Kingdom                                                           29        31        41        39        48
                                                                             -----------------------------------------------
          Total International                                                    65        62        61        49        59
                                                                             -----------------------------------------------
           Consolidated                                                         196       207       196       164       181
       Equity investee/(a)/                                                      11         1         -         -         -
                                                                             -----------------------------------------------
           Total                                                                207       208       196       164       181
       Natural gas liquids included in above                                     22        19        17        17        17
----------------------------------------------------------------------------------------------------------------------------
      Net Natural Gas Production (millions of cubic feet per day)
       United States (by region)
        Alaska                                                                  160       148       144       151       145
        Gulf Coast                                                               88       107        84        78        88
        Southern                                                                147       178       208       189       161
        Central                                                                 156       134       117       119       109
        Mid-Continent                                                           133       129       125       125       122
        Rocky Mountain                                                           47        59        66        60        51
                                                                             -----------------------------------------------
          Total United States                                                   731       755       744       722       676
                                                                             -----------------------------------------------
       International
        Canada                                                                  143       150        65         -         -
        Egypt                                                                     -        13        16        11        13
        Ireland                                                                 115       132       168       228       259
        Norway                                                                    -        26        27        54        87
        United Kingdom - equity                                                 212       168       165       130       140
                       - other/(b)/                                              11        16        23        32        32
                                                                             -----------------------------------------------
          Total International                                                   481       505       464       455       531
                                                                             -----------------------------------------------
           Consolidated                                                       1,212     1,260     1,208     1,177     1,207
       Equity investee/(c)/                                                      29        36        33        42        45
                                                                             -----------------------------------------------
           Total                                                              1,241     1,296     1,241     1,219     1,252
----------------------------------------------------------------------------------------------------------------------------
      Average Sales Prices
       Liquid Hydrocarbons (dollars per barrel)/(d)(e)/
        United States                                                        $25.11    $15.44    $10.42    $16.88    $18.58
        International                                                         26.54     16.90     12.24     18.77     20.34
       Natural Gas (dollars per thousand cubic feet)/(d)(e)/
        United States                                                        $ 3.30    $ 1.90    $ 1.79    $ 2.20    $ 2.09
        International                                                          2.76      1.90      1.94      2.00      1.97
----------------------------------------------------------------------------------------------------------------------------
      Net Proved Reserves at year-end (developed and undeveloped)
       Liquid Hydrocarbons (millions of barrels)
        United States                                                           458       520       549       590       570
        International                                                           259       277       316       187       203
                                                                             -----------------------------------------------
          Consolidated                                                          717       797       865       777       773
        Equity investee/(a)/                                                      -        77        80        82         -
                                                                             -----------------------------------------------
           Total                                                                717       874       945       859       773
       Developed reserves as % of total net reserves                             76%       81%       71%       77%       80%
----------------------------------------------------------------------------------------------------------------------------
       Natural Gas (billions of cubic feet)
        United States                                                         1,914     2,057     2,163     2,232     2,251
        International                                                         1,091     1,607     1,796     1,071     1,199
                                                                             -----------------------------------------------
          Consolidated                                                        3,005     3,664     3,959     3,303     3,450
        Equity investee/(c)/                                                     89       123       110       111       132
                                                                             -----------------------------------------------
           Total                                                              3,094     3,787     4,069     3,414     3,582
       Developed reserves as % of total net reserves                             78%       75%       79%       83%       83%
----------------------------------------------------------------------------------------------------------------------------

  /(a)/ Represents Marathon's equity interest in Sakhalin Energy Investment
        Company Ltd. and CLAM Petroleum B.V.
  /(b)/ Represents gas acquired for injection and subsequent resale.
  /(c)/ Represents Marathon's equity interest in CLAM Petroleum B.V.
  /(d)/ Prices exclude gains/losses from hedging activities.
  /(e)/ Prices exclude equity investees and purchase/resale gas.

     Five-Year Operating Summary  continued

                                                                               2000/(a)/   1999/(a)/   1998/(a)/   1997     1996
     ---------------------------------------------------------------------------------------------------------------------------
     U.S. Refinery Operations (thousands of barrels per day)
           In-use crude oil capacity at year-end                                  935         935         935       575      570
           Refinery runs - crude oil refined                                      900         888         894       525      511
                         - other charge and blend stocks                          141         139         127        99       96
           In-use crude oil capacity utilization rate                              96%         95%         96%       92%      90%
     ---------------------------------------------------------------------------------------------------------------------------
     Source of Crude Processed (thousands of barrels per day)
           United States                                                          400         349         317       202      229
           Canada                                                                 102          92          98        24       18
           Middle East and Africa                                                 346         363         394       241      193
           Other International                                                     52          84          85        58       73
                                                                              --------------------------------------------------
                 Total                                                            900         888         894       525      513
     ---------------------------------------------------------------------------------------------------------------------------
     Refined Product Yields (thousands of barrels per day)
           Gasoline                                                               552         566         545       353      345
           Distillates                                                            278         261         270       154      155
           Propane                                                                 20          22          21        13       13
           Feedstocks and special products                                         74          66          64        36       35
           Heavy fuel oil                                                          43          43          49        35       30
           Asphalt                                                                 74          69          68        39       36
                                                                              --------------------------------------------------
                 Total                                                          1,041       1,027       1,017       630      614
     ---------------------------------------------------------------------------------------------------------------------------
     Refined Products Yields (% breakdown)
           Gasoline                                                                53%         55%         54%       56%      56%
           Distillates                                                             27          25          27        24       25
           Other products                                                          20          20          19        20       19
                                                                              --------------------------------------------------
                 Total                                                            100%        100%        100%      100%     100%
     ---------------------------------------------------------------------------------------------------------------------------
     U.S. Refined Product Sales Volumes (thousands of barrels per day)
           Gasoline                                                               746         714         671       452      468
           Distillates                                                            352         331         318       198      192
           Propane                                                                 21          23          21        12       12
           Feedstocks and special products                                         69          66          67        40       37
           Heavy fuel oil                                                          43          43          49        34       31
           Asphalt                                                                 75          74          72        39       35
                                                                              --------------------------------------------------
                 Total                                                          1,306       1,251       1,198       775      775
           Matching buy/sell volumes included in above                             52          45          39        51       71
     ---------------------------------------------------------------------------------------------------------------------------
     Refined Products Sales Volumes by Class of Trade
     (as a % of total sales volumes)
           Wholesale - independent private-brand
                       marketers and consumers                                     65%         66%         65%       61%      62%
           Marathon and Ashland brand jobbers and dealers                          12          11          11        13       13
           Speedway SuperAmerica retail outlets                                    23          23          24        26       25
                                                                              --------------------------------------------------
                 Total                                                            100%        100%        100%      100%     100%
     ---------------------------------------------------------------------------------------------------------------------------
     Refined Products (dollars per barrel)
           Average sales price                                                $ 38.24     $ 24.59     $ 20.65   $ 26.38  $ 27.43
           Average cost of crude oil throughput                                 29.07       18.66       13.02     19.00    21.94
     ---------------------------------------------------------------------------------------------------------------------------
     Petroleum Inventories at year-end (thousands of barrels)
           Crude oil, raw materials and natural gas liquids                    33,720      34,255      35,630    19,351   20,047
           Refined products                                                    34,386      32,853      32,334    20,598   21,283
     ---------------------------------------------------------------------------------------------------------------------------
     U.S. Refined Product Marketing Outlets at year-end
           MAP operated terminals                                                  91          93          88        51       51
           Retail - Marathon and Ashland brand outlets                          3,728       3,482       3,117     2,465    2,392
                  - Speedway SuperAmerica outlets                               2,242       2,433       2,257     1,544    1,592
     ---------------------------------------------------------------------------------------------------------------------------
     Pipelines (miles of common carrier pipelines)/(b)/
           Crude Oil - gathering lines                                            419         557       2,827     1,003    1,052
                     - trunklines                                               4,623       4,720       4,859     2,665    2,665
           Products  - trunklines                                               2,834       2,856       2,861     2,310    2,310
                                                                              --------------------------------------------------
                 Total                                                          7,876       8,133      10,547     5,978    6,027
     ---------------------------------------------------------------------------------------------------------------------------
     Pipeline Barrels Handled (millions)/(c)/
           Crude Oil - gathering lines                                           22.7        30.4        47.8      43.9     43.2
                     - trunklines                                               563.6       545.7       571.9     369.6    378.7
           Products  - trunklines                                               329.7       331.9       329.7     262.4    274.8
                                                                              --------------------------------------------------
                 Total                                                          916.0       908.0       949.4     675.9    696.7
     ---------------------------------------------------------------------------------------------------------------------------
     River Operations
           Barges   - owned/leased                                                158         169         169         -        -
           Boats    - owned/leased                                                  6           8           8         -        -
     ---------------------------------------------------------------------------------------------------------------------------

     /(a)/ 1998-2000 statistics include 100% of MAP and should be considered when compared to prior periods.
     /(b)/ Pipelines for downstream operations also include non-common carrier, leased and equity investees.
     /(c)/ Pipeline barrels handled on owned common carrier pipelines, excluding equity investees.

     Five-Year Financial Summary

     (Dollars in millions, except as noted)                                 2000      1999      1998      1997      1996
     ---------------------------------------------------------------------------------------------------------------------
     Revenues and Other Income
      Revenues by product:
       Refined products                                                    $22,514   $15,181   $12,852   $10,300   $10,437
       Merchandise                                                           2,441     2,194     1,941     1,099     1,051
       Liquid hydrocarbons                                                   6,856     4,587     5,023     2,755     3,166
       Natural gas                                                           2,518     1,429     1,187     1,368     1,222
       Transportation and other products                                       158       199       271       167       180
      Gain on ownership change in MAP                                           12        17       245         -         -
      Other/(a)/                                                              (640)      100       104        86        97
                                                                           -----------------------------------------------
         Total revenues and other income/(b)/                              $33,859   $23,707   $21,623   $15,775   $16,153
     ---------------------------------------------------------------------------------------------------------------------
     Income From Operations
      Exploration and production (E&P)
       Domestic                                                            $ 1,115   $   494   $   190   $   500   $   547
       International                                                           420       124        88       273       353
                                                                           -----------------------------------------------
        Income for E&P reportable segment                                    1,535       618       278       773       900
      Refining, marketing and transportation                                 1,273       611       896       563       249
      Other energy related businesses                                           38        61        33        48        57
                                                                           -----------------------------------------------
        Income for reportable segments                                       2,846     1,290     1,207     1,384     1,206
      Items not allocated to reportable segments:
       Administrative expenses                                                (136)     (108)     (106)     (168)     (133)
       Joint venture formation charges                                        (931)        -         -         -         -
       Inventory market valuation adjustments                                    -       551      (267)     (284)      209
       Gain on ownership change & transition
        charges - MAP                                                           12        17       223         -         -
       Int'l. & domestic oil & gas impairments &
        gas contract settlement                                               (197)      (16)     (119)        -         -
       Other items                                                              54       (21)        -         -        14
                                                                           -----------------------------------------------
         Income from operations                                              1,648     1,713       938       932     1,296
      Minority interest in income of MAP                                       498       447       249         -         -
      Net interest and other financial costs                                   236       288       237       260       305
      Provision for income taxes                                               482       324       142       216       320
                                                                           -----------------------------------------------
     Income Before Extraordinary Loss                                      $   432   $   654   $   310   $   456   $   671
      Per common share - basic (in dollars)                                   1.39      2.11      1.06      1.59      2.33
                       - diluted (in dollars)                                 1.39      2.11      1.05      1.58      2.31
     ---------------------------------------------------------------------------------------------------------------------
     Net Income                                                            $   432   $   654   $   310   $   456   $   664
      Per common share - basic (in dollars)                                   1.39      2.11      1.06      1.59      2.31
                       - diluted (in dollars)                                 1.39      2.11      1.05      1.58      2.29
     ---------------------------------------------------------------------------------------------------------------------
     Balance Sheet Position at year-end
      Current assets                                                       $ 4,985   $ 4,081   $ 2,976   $ 2,018   $ 2,046
      Net property, plant and equipment                                      9,375    10,293    10,429     7,566     7,298
      Total assets                                                          15,232    15,674    14,544    10,565    10,151
      Short-term debt                                                          228        48       191       525       323
      Other current liabilities                                              3,784     3,096     2,419     1,737     1,819
      Long-term debt                                                         1,937     3,320     3,456     2,476     2,642
      Minority interest in MAP                                               1,840     1,753     1,590         -         -
      Common stockholders' equity                                            4,845     4,800     4,312     3,618     3,340
       Per share (in dollars)                                                15.70     15.38     13.95     12.53     11.62
     ---------------------------------------------------------------------------------------------------------------------
     Cash Flow Data
      Net cash from operating activities                                   $ 3,158   $ 2,016   $ 1,642   $ 1,246   $ 1,503
      Capital expenditures                                                   1,425     1,378     1,270     1,038       751
      Disposal of assets                                                       539       356        65        60       282
      Dividends paid                                                           274       257       246       219       201
     ---------------------------------------------------------------------------------------------------------------------
     Employee Data/(c)/
      Marathon Group:
       Total employment costs                                              $ 1,474   $ 1,421   $ 1,054   $   854   $   790
       Average number of employees                                          31,515    33,086    24,344    20,695    20,461
       Number of pensioners at year-end                                      3,255     3,402     3,378     3,099     3,203
      Speedway SuperAmerica LLC (SSA):
      (Included in Marathon Group totals)
       Total employment costs                                              $   489   $   452   $   283   $   263   $   241
       Average number of employees                                          21,649    22,801    12,831    12,816    12,474
       Number of pensioners at year-end                                        211       209       212       215       207
     ---------------------------------------------------------------------------------------------------------------------
     Stockholder Data at year-end
      Number of common shares
      outstanding (in millions)                                              308.3     311.8     308.5     288.8     287.5
      Registered shareholders (in thousands)                                  65.0      71.4      77.3      84.0      92.1
      Market price of common stock                                         $27.750   $24.688   $30.125   $33.750   $23.875
     ---------------------------------------------------------------------------------------------------------------------

     /(a)/ Includes dividend and investee income, net gains (losses) on disposal of assets and other income.
     /(b)/ 1996-1999 reclassified to conform to 2000 classifications.
     /(c)/ Employee Data for 1998 includes Ashland employees from the date of their payroll transfer to MAP, which occurred at various times throughout 1998. These employees were contracted to MAP in 1998, prior to their payroll transfer.

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

          The Marathon Group's 2000 financial performance was primarily affected by the strong recovery in worldwide liquid hydrocarbon and natural gas prices and stronger refining margins. During 2000, Marathon focused on the acquisition of assets with a strong strategic fit, the disposal of non-core properties, and workforce reductions through a voluntary early retirement program.

          Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in USX's 2000 Form 10-K.

Management's Discussion and Analysis of Income and Operations

          Revenues and Other Income for each of the last three years are summarized in the following table:

     (Dollars in millions)                                                                        2000      1999      1998
     -----------------------------------------------------------------------------------------------------------------------
     Exploration & production ("E&P")                                                          $ 4,694   $ 3,105   $ 2,090
     Refining, marketing & transportation ("RM&T")/(a)/                                         28,849    20,076    19,080
     Other energy related businesses/(b)/                                                        1,684       834       355
                                                                                               -------   -------   -------
       Revenues and other income of reportable segments                                         35,227    24,015    21,525
     Revenues and other income not allocated to segments:
       Joint venture formation charges/(c)/                                                       (931)        -         -
       Gain on ownership change in MAP                                                              12        17       245
       Other/(d)/                                                                                  124       (36)       24
     Elimination of intersegment revenues                                                         (573)     (289)     (171)
                                                                                               -------   -------   -------
           Total Group revenues and other income                                               $33,859   $23,707   $21,623
                                                                                               =======   =======   =======

     Items included in both revenues and costs and expenses, resulting in no effect on income:

         Consumer excise taxes on petroleum products and merchandise                           $ 4,344   $ 3,973   $ 3,824
     ---------------------------------------------------------------------------------------------------------------------

     /(a)/ Amounts include 100 percent of MAP.
     /(b)/ Includes domestic natural gas and crude oil marketing and transportation, and power generation.
     /(c)/ Represents a pretax charge related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P.
     /(d)/ Represents net gains/(losses) on certain asset sales.

           E&P segment revenues increased by $1,589 million in 2000 from 1999 following an increase of $1,015 million in 1999 from 1998. The increase in 2000 was primarily due to higher worldwide liquid hydrocarbon and natural gas prices, partially offset by lower domestic liquid hydrocarbon and worldwide natural gas production. The increase in 1999 was primarily due to higher worldwide liquid hydrocarbon prices, increased domestic liquid hydrocarbon production and higher E&P crude oil buy/sell volumes.

           RM&T segment revenues increased by $8,773 million in 2000 from 1999 following an increase of $996 million in 1999 from 1998. The increase in 2000 primarily reflected higher refined product prices and increased refined product sales volumes. The increase in 1999 was mainly due to higher refined

     Management's Discussion and Analysis continued

     product prices, increased volumes of refined product sales and higher merchandise sales, partially offset by reduced crude oil sales revenues following the sale of Scurlock Permian LLC.

          Other energy related businesses segment revenues increased by $850 million in 2000 from 1999 following an increase of $479 million in 1999 from 1998. The increase in 2000 reflected higher natural gas and crude oil resale activity accompanied by higher crude oil and natural gas prices. The increase in 1999 was primarily due to increased crude oil and natural gas purchase and resale activity.

          For additional discussion of revenues, see Note 10 to the Marathon Group Financial Statements.

          Income from operations for each of the last three years is summarized in the following table:

     (Dollars in millions)                                               2000        1999        1998
     ------------------------------------------------------------------------------------------------
     E&P
       Domestic                                                        $1,115      $  494      $  190
       International                                                      420         124          88
                                                                       ------      ------      ------
          Income of E&P reportable segment                              1,535         618         278
     RM&T/(a)/                                                          1,273         611         896
     Other energy related businesses                                       38          61          33
                                                                       ------      ------      ------
         Income for reportable segments                                 2,846       1,290       1,207
     Items not allocated to reportable segments:
         Joint venture formation charges/(b)/                            (931)          -           -
         Administrative expenses/(c)/                                    (136)       (108)       (106)
         IMV reserve adjustment/(d)/                                        -         551        (267)
         Gain on ownership change & transition charges - MAP/(e)/          12          17         223
         Impairment of oil and gas properties, assets held for sale,
             and gas contract settlement/(f)/                            (197)        (16)       (119)
         Gain/(loss) on disposal of assets/(g)/                           124         (36)          -
         Reorganization charges including pension settlement
            (loss)/gain & benefit accruals/(h)/                           (70)         15           -
                                                                       ------      ------      ------
            Total income from operations                               $1,648      $1,713      $  938
     ------------------------------------------------------------------------------------------------

     /(a)/ Amounts include 100 percent of MAP.

     /(b)/ Represents a pretax charge related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P.

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

     /(e)/ The gain on ownership change and one-time transition charges in 1998 relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 5 to the Marathon Group Financial Statements.

     /(f)/ Represents in 2000, an impairment of certain oil and gas properties, primarily in Canada, and assets held for sale. Represents in 1999, an impairment of certain domestic properties. Represents in 1998, a write-off of certain non-revenue producing international investments and several exploratory wells which had encountered hydrocarbons but had been suspended pending further evaluation. It also includes in 1998 a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.

     /(g)/ The net gain in 2000 represents a gain on the disposition of Angus/Stellaria, a gain on the Sakhalin exchange, a gain on the sale of Speedway SuperAmerica LLC ("SSA") non-core stores, and a loss on the sale of the Howard Glasscock field. The net loss in 1999 represents a loss on the sale of Scurlock Permian LLC, certain domestic production properties, Carnegie Natural Gas Company and affiliated subsidiaries and a gain on certain Egyptian properties.

     /(h)/ Amounts in 2000 and 1999 represent pension settlement gains/(losses) and various benefit accruals resulting from retirement plan settlements, the voluntary early retirement program, and reorganization charges.

     Management's Discussion and Analysis continued


          Income for reportable segments increased by $1,556 million in 2000 from 1999, mainly due to higher worldwide liquid hydrocarbon and natural gas prices, and higher refined product margins, partially offset by decreased natural gas volumes. Income for reportable segments increased by $83 million in 1999 from 1998, mainly due to higher worldwide liquid hydrocarbon prices, partially offset by lower refined product margins. Income from operations includes 100 percent of MAP beginning in 1998, and results from Marathon Canada Limited (formerly known as Tarragon) commencing August 12, 1998.

                      Average Volumes and Selling Prices

                                                                                            2000    1999    1998
     -----------------------------------------------------------------------------------------------------------
     (thousands of barrels per day)
     Net liquids production/(a)/           - U.S.                                           131     145      135
                                           - International/(b)/                              65      62       61
                                                                                         ------  ------   ------
                                           - Total consolidated                             196     207      196
                                           - Equity investees/(c)/                           11       1        -
                                                                                         ------  ------   ------
                                           - Worldwide                                      207     208      196
     (millions of cubic feet per day)
     Net natural gas production            - U.S.                                           731     755      744
                                           - International - equity                         470     489      441
                                           - International - other/(d)/                      11      16       23
                                                                                         ------  ------   ------
                                           - Total consolidated                           1,212   1,260    1,208
                                           - Equity investee/(e)/                            29      36       33
                                                                                         ------  ------   ------
                                           - Worldwide                                    1,241   1,296    1,241
     -----------------------------------------------------------------------------------------------------------
     (dollars per barrel)
     Liquid hydrocarbons/(a)(f)/           - U.S.                                        $25.11  $15.44   $10.42
                                           - International                                26.54   16.90    12.24
     (dollars per mcf)
     Natural gas/(f)/                      - U.S.                                        $ 3.30  $ 1.90   $ 1.79
                                           - International - equity                        2.76    1.90     1.94
     (thousands of barrels per day)
     Refined products sold/(g)/                                                           1,306   1,251    1,198
          Matching buy/sell volumes included in above                                        52      45       39
     -----------------------------------------------------------------------------------------------------------

     /(a)/ Includes crude oil, condensate and natural gas liquids.
     /(b)/ Represents equity tanker liftings, truck deliveries and direct deliveries.
     /(c)/ Represents Marathon's equity interest in Sakhalin Energy Investment
           Company Ltd. ("Sakhalin Energy") and CLAM Petroleum B.V. ("CLAM") for 2000 and 1999.
     /(d)/ Represents gas acquired for injection and subsequent resale.
     /(e)/ Represents Marathon's equity interest in CLAM.
     /(f)/ Prices exclude gains/losses from hedging activities, equity investees and purchase/resale gas.
     /(g)/ Refined products sold and matching buy/sell volumes include 100 percent of MAP.

           Domestic E&P income increased by $621 million in 2000 from 1999 following an increase of $304 million in 1999 from 1998. The increase in 2000 was primarily due to higher liquid hydrocarbon and natural gas prices, partially offset by lower liquid hydrocarbon and natural gas volumes due to natural field declines and asset sales, and derivative losses from other than trading activities.

           The increase in 1999 was primarily due to higher liquid hydrocarbon and natural gas prices, increased liquid hydrocarbon volumes resulting from new production in the Gulf of Mexico and lower exploration expense.

           International E&P income increased by $296 million in 2000 from 1999 following an increase of $36 million in 1999 from 1998. The increase in 2000 was mainly due to higher liquid hydrocarbon and natural gas prices, higher liquid hydrocarbon liftings, primarily in Russia and Gabon, and lower dry well expense, partially offset by lower natural gas volumes.

           The increase in 1999 was primarily due to higher liquid hydrocarbon prices, partially offset by lower liquid hydrocarbon and natural gas production in Europe and higher exploration expense.

     Management's Discussion and Analysis continued

          RM&T segment income increased by $662 million in 2000 from 1999 following a decrease of $285 million in 1999 from 1998. The increase in 2000 was primarily due to higher refined product margins, partially offset by higher operating expenses for SSA, higher administrative expenses including increased variable pay plan costs, and higher transportation costs.

          The decrease in 1999 was primarily due to lower refined product margins, partially offset by recognized mark-to-market derivative gains, increased refined product sales volumes, higher merchandise sales at SSA and the realization of additional operating efficiencies as a result of forming MAP.

          Other energy related businesses segment income decreased by $23 million in 2000 from 1999 following an increase of $28 million in 1999 from 1998. The decrease in 2000 was primarily a result of derivative losses from other than trading activities and lower equity earnings as a result of decreased pipeline throughput. The increase in 1999 was primarily due to higher equity earnings as a result of increased pipeline throughput and a reversal of abandonment accruals of $10 million in 1999.

          Items not allocated to reportable segments: IMV reserve adjustment - When U. S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

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

          Joint venture formation charges represent a pretax charge of $931 million in 2000 related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P. The formation of the joint venture included contribution of interests in the Yates and SACROC assets. Marathon holds an 85 percent economic interest in the combined entity which commenced operations in January 2001.

          Impairment of oil and gas properties, assets held for sale, and gas contract settlement includes in 2000, the impairments of certain oil and gas properties primarily in Canada and assets held for sale totaling $197 million. In 1999, the $16 million charge relates to the impairment of certain domestic properties. In 1998, the $119 million charge relates to a write-off of certain non-revenue producing international investments and several exploratory wells, partially offset by a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.

          Gain/(loss) on disposal of assets represents in 2000 a net gain on the sale of Marathon's interest in the Angus/Stellaria development in the Gulf of Mexico, a gain on the Sakhalin exchange, a loss on the sale of the Howard Glasscock Field, and a gain on the sale of non-core SSA stores. In 1999,

     Management's Discussion and Analysis continued


     the net loss represents losses on the sale of Scurlock Permian LLC, certain domestic production properties, Carnegie Natural Gas Company and affiliated subsidiaries and a gain on certain Egyptian properties.

          Reorganization charges including pension settlement (loss)/gain and benefit accruals represent charges related to a reorganization program initiated by Marathon for its upstream business during 2000.

          Net interest and other financial costs decreased by $52 million in 2000 from 1999, following an increase of $51 million in 1999 from 1998. The decrease in 2000 was primarily due to lower average debt levels and increased interest income. The increase in 1999 was primarily due to lower interest income and lower capitalized interest on upstream projects. For additional details, see Note 6 to the Marathon Group Financial Statements.

          The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased by $51 million in 2000 from 1999, primarily due to much higher RM&T segment income and the absence of the favorable 1999 IMV reserve adjustment, as discussed above.

          The provision for income taxes of $482 million in 2000 included a $235 million one-time, noncash deferred tax charge as a result of the change in the amount and timing of future foreign source income due to the exchange of Marathon's interest in Sakhalin Energy Investment Company Ltd. for other oil and gas producing interests. The 1999 income tax provision included a $23 million favorable adjustment to deferred federal income taxes related to the outcome of a United States Tax Court case. For additional discussion of income taxes, see Note 18 to the Marathon Group Financial Statements.

          Net income decreased by $222 million in 2000 from 1999, following an increase of $344 million in 1999 from 1998, primarily reflecting the factors discussed above.

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

          Current assets increased $904 million from year-end 1999, primarily due to an increase in cash, receivables, and assets held for sale. The increase in assets held for sale was mainly due to the reclassification of the Yates field from property, plant, and equipment. The receivables increase was mainly due to higher year-end commodity prices.

          Current liabilities increased $868 million from year-end 1999, primarily due to an increase in accounts payable due to higher year-end commodity prices and the recording of an intergroup income tax payable.

          Investments and long-term receivables decreased $400 million from year-end 1999, primarily due to the exchange of Marathon's interest in Sakhalin Energy Investment Company Ltd.

          Net property, plant and equipment decreased $918 million from year-end 1999, primarily due to the impairment and reclassification of assets held for sale, the impairment of reserves, and the sale of certain domestic production properties. This was partially offset by increases from properties received from the Sakhalin exchange. Net property, plant and equipment for each of the last three years is summarized in the following table:


     (Dollars in millions)                         2000     1999     1998
     --------------------------------------------------------------------
     E&P
      Domestic                                   $2,229  $ 3,435  $ 3,688
      International                               2,924    2,987    3,027
                                                 ------  -------  -------
       Total E&P                                  5,153    6,422    6,715
     RM&T/(a)/                                    4,035    3,712    3,517
     Other/(b)/                                     187      159      197
                                                 ------  -------  -------
         Total                                   $9,375  $10,293  $10,429
     --------------------------------------------------------------------

     /(a)/  Amounts include 100 percent of MAP.
     /(b)/ Includes other energy related businesses and other miscellaneous corporate net property, plant and equipment.

            Total long-term debt and notes payable at December 31, 2000 were $2,165 million, a decrease of $1,203 million from year-end 1999. This decrease in debt is mainly due to higher cash flow provided from operating activities. Most of the debt is a direct obligation of, or is guaranteed by, USX.

Management's Discussion and Analysis continued


   Stockholders' equity increased $45 million from year-end 1999, mainly reflecting net income of $432 million offset by dividends declared of $274 million and Marathon Stock repurchases of $105 million. In July 2000, the USX Board of Directors authorized spending up to $450 million to repurchase shares of Marathon Stock. This repurchase program will continue from time to time as the Corporation's financial condition and market conditions warrant.

     Net cash provided from operating activities totaled $3,158 million in 2000, compared with $2,016 million in 1999 and $1,642 million in 1998. Net cash from operating activities increased $1,142 million in 2000 from 1999 and increased $374 million in 1999 from 1998. The increase in 2000 mainly reflects the favorable effects of improved net income (excluding noncash items) and net favorable working capital changes, including an increased allocation for income tax payments and an income tax settlement with the Steel Group in accordance with the group tax allocation policy. The increase in 1999 mainly reflected favorable working capital changes.

     Capital expenditures for each of the last three years are summarized in the following table:

Dollars in millions)                                    2000    1999    1998
----------------------------------------------------------------------------
E&P
 Domestic                                              $  516  $  356  $  652
 International/(a)/                                       226     388     187
                                                       ------  ------  ------
    Total E&P                                             742     744     839
RM&T/(b)/                                                 656     612     410
Other/(c)/                                                 27      22      21
                                                       ------  ------  ------
    Total                                              $1,425  $1,378  $1,270
-----------------------------------------------------------------------------
/(a)/ Amount for 1998 excludes the Tarragon acquisition.
/(b)/ Amounts include 100 percent of MAP.
/(c)/ Includes other energy related businesses and other miscellaneous corporate capital expenditures.

     During 2000, domestic E&P capital spending mainly included the completion of the Viosca Knoll Block 786 (Petronius) development in the Gulf of Mexico, various producing property acquisitions, and natural gas developments in East Texas and other gas basins throughout the western United States. International E&P projects included the completion of the Tchatamba West development, located offshore Gabon, and continued oil and natural gas developments in Canada. RM&T spending by MAP primarily consisted of refinery modifications, including the initiation of the delayed coker unit project at the Garyville refinery, and upgrades and expansions of retail marketing outlets. Contract commitments for property, plant and equipment acquisitions and long-term investments at year-end 2000 were $457 million, compared with $485 million at year-end 1999.

     Capital expenditures in 2001 are expected to be approximately $1.5 billion, which is consistent with 2000 levels. Domestic E&P projects planned for 2001 will focus on gas projects and include various producing property acquisitions. Planned capital expenditures in 2001 do not include the capital requirements related to the acquisition of Pennaco Energy, Inc. ("Pennaco"). International E&P projects include the continued development of the Foinaven area in the U.K. Atlantic Margin and continued oil and natural gas developments in Canada. RM&T spending by MAP will primarily consist of refinery improvements, including the completion of the delayed coker unit project at the Garyville refinery, upgrades and expansions of retail marketing outlets, and expansion and enhancement of logistics systems. Other Marathon spending will include funds for development and installation of SAP software, which is an enterprise resource planning system that will allow the integration of processes among business units and with outside enterprises.

     Investments in investees were $65 million in 2000, compared with $59 million in 1999. The amounts in both periods mainly reflected development spending for the Sakhalin II project in Russia.

     Loans and advances to investees were $6 million in 2000, compared with $70 million in 1999. Cash outflows in both periods primarily reflected funding provided to equity investees for capital projects. In 2000, the cash outflow was primarily related to the Centennial Pipeline project, and in 1999, the outflow was primarily related to the Sakhalin II project.

             Management's Discussion and Analysis continued

                Repayments of loans and advances to investees were $10 million in 2000, compared with $1 million in 1999. The 2000 amount primarily was a result of repayments by a foreign power subsidiary of advances made by Marathon.

                The above statements with respect to future capital expenditures and investments are forward-looking statements, reflecting management's best estimates, based on information currently available. To the extent this information proves to be inaccurate, the timing and levels of future spending could differ materially from those included in the forward-looking statements. Factors that could cause future capital expenditures to differ materially from present expectations include price volatility, worldwide supply and demand for petroleum products, general worldwide economic conditions, levels of cash flow from operations, available business opportunities, unforeseen hazards such as weather conditions, and/or delays in obtaining government or partner approvals.

                The acquisition of Tarragon Oil and Gas Limited in 1998 included cash payments of $686 million. For further discussion of Tarragon, see Note 5 to the Marathon Group Financial Statements.

                Cash from disposal of assets was $539 million in 2000, compared with $356 million in 1999 and $65 million in 1998. Proceeds in 2000 were mainly from the Sakhalin exchange, the disposition of Marathon's interest in the Angus/Stellaria development in the Gulf of Mexico, the sale of non-core SSA stores and other domestic production properties. Proceeds in 1999 were mainly from the sale of Scurlock Permian LLC, over 150 non-strategic domestic and international production properties and Carnegie Natural Gas Company and affiliated subsidiaries. Proceeds in 1998 were mainly from the sales of domestic production properties and equipment.

                The net change in restricted cash was a net withdrawal of $3 million in 2000 compared to a net withdrawal of $1 million in 1999. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

                Net cash changes related to financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, decreased by $1,206 million in 2000. Financial obligations decreased primarily because cash from operating activities and asset sales exceeded capital expenditures, distributions to the minority shareholder of MAP and dividend payments. For further details, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

                Marathon Stock repurchased was $105 million in 2000. In July
             2000, the USX Board of Directors authorized spending up to $450 million to repurchase shares of Marathon Stock. This repurchase program will continue from time to time as the Corporation's financial condition and market conditions warrant.

                Distributions to minority shareholder of MAP were $420 million in 2000, compared with $400 million in 1999. The 1999 amount included a distribution of $103 million in the first quarter 1999, which related to fourth quarter 1998 MAP activity.

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

     Management's Discussion and Analysis continued

     regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business, power business or the marine transportation of crude oil and refined products.

          Marathon Group environmental expenditures for each of the last three years were/(a)/:

     (Dollars in millions)                            2000    1999    1998
     ---------------------------------------------------------------------------
     Capital                                         $  73   $  46   $  83 /(b)/
     Compliance
      Operating & maintenance                          139     117     126
      Remediation/(c)/                                  30      25      10
                                                     -----   -----   -----
          Total                                      $ 242   $ 188   $ 219
     ---------------------------------------------------------------------------

     /(a)/ Amounts are determined based on American Petroleum Institute survey guidelines and include 100 percent of MAP.
     /(b)/ Reclassified to conform to 1999 classifications.
     /(c)/ These amounts include spending charged against remediation reserves, net of recoveries, where permissible, but do not include noncash provisions recorded for environmental remediation.

          The Marathon Group's environmental capital expenditures accounted for five percent of total capital expenditures in 2000, three percent in 1999, and seven percent in 1998 (excluding the acquisition of Tarragon).

          During 1998 through 2000, compliance expenditures represented one percent of the Marathon Group's total operating costs. Remediation spending during this period was primarily related to retail marketing outlets which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

          USX has been notified that it is a potentially responsible party ("PRP") at 13 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 2000. In addition, there are 6 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

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

          At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 25 to the Marathon Group Financial Statements.

          New or expanded environmental requirements, which could increase the Marathon Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the Marathon Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2001. The Marathon Group's environmental capital expenditures are expected to be approximately $100 million in 2001. Predictions beyond 2001 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new

     Management's Discussion and Analysis continued


     technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $92 million in 2002; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

          New Tier II Fuels regulations were proposed in late 1999. The gasoline rules, which were finalized by the U.S. Environmental Protection Agency ("EPA") in February 2000, and the diesel fuel rule which was finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2003 and 2005. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating considerations, and unforeseen hazards such as weather conditions.

          In October 1998, the National Enforcement Investigations Center and Region V of the EPA conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. MAP has been advised, in ongoing discussions with the EPA, as to certain compliance issues regarding MAP's Detroit and Robinson refineries. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for Benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations.

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

          While MAP has not been notified of any formal findings or violations resulting from either the information requests or inspections regarding NSR compliance, MAP has been informed during discussions with the EPA of potential non-compliance concerns of the EPA based on these inspections and other information identified by the EPA. Recently, discussions with the EPA have included commitment to some specific control technologies and implementation schedules, but not penalties. In addition, MAP anticipates that some or all of the non-NSR related issues arising from the multi-media inspections may also be resolved as part of the current discussions with the EPA. A negotiated resolution with the EPA could result in increased environmental capital expenditures in future years, in addition to as yet, undetermined penalties.

          During 1999 an EPA advisory panel on oxygenate use in gasoline issued recommendations to the EPA, calling for the improved protection of drinking water from methyl tertiary butyl ether ("MTBE") impacts, a substantial reduction in the use of MTBE, and action by Congress to remove the oxygenate requirements for reformulated gasoline under the Clean Air Act. The panel reviewed public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically by the discovery of MTBE in water supplies. State and federal environmental regulatory agencies could implement the majority of the recommendations, while some would require Congressional legislative action. California has acted to ban MTBE use by December 31, 2002 and has requested a waiver from

     Management's Discussion and Analysis continued


     the EPA of California state oxygenate requirements. In addition, a number of states have passed laws which limit or require the phase out of MTBE in gasoline, including states in MAP's marketing area such as Michigan and Minnesota. Many other states are considering bills which require similar limitations or the phase out of MTBE.

          MAP has a non-material investment in MTBE units at its Robinson, Catlettsburg and Detroit refineries. Approximately seven percent of MAP's refinery gasoline production includes MTBE. Potential phase-outs or restrictions on the use of MTBE would not be expected to have a material impact on MAP and its operations, although it is not possible to reach any conclusions until further federal or state actions, if any, are taken.

          USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 25 to the Marathon Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

     Outlook

          The outlook regarding the results of operations for the Marathon Group's upstream segment is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. Any significant decline in prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

          At year-end 2000, Marathon revised its estimate of proved developed and undeveloped oil and gas reserves downward by 167 million barrels of oil equivalent ("BOE"). These revisions were principally in Canada, the North Sea and United States and are the result of production performance and disappointing drilling results.

          BOE is a combined measure of worldwide liquid hydrocarbon and natural gas production, measured in barrels per day and cubic feet per day, respectively. For purposes of determining BOE, natural gas volumes are converted to approximate liquid hydrocarbon barrels by dividing the natural gas volumes expressed in thousands of cubic feet ("mcf") by 6. The liquid hydrocarbon volume is added to the barrel equivalent of gas volume to obtain BOE. Marathon intends to disclose total production estimates on a BOE basis from this point forward.

          In 2001, worldwide production is expected to average 430,000 BOE per day, split evenly between liquid hydrocarbons and natural gas, including production from Marathon's share of investees and future acquisitions.

          On December 28, 2000, Marathon signed a definitive agreement to form a joint venture with Kinder Morgan Energy Partners, L.P., which commenced operations in January 2001. The formation of the joint venture included contribution of interests in the Yates and SACROC assets. This transaction will allow Marathon to expand its interests in the Permian Basin and will improve access to materials for use in enhanced recovery techniques in the Yates Field. Marathon holds an 85 percent economic interest in the combined entity, which will be accounted for under the equity method of accounting.

          On December 22, 2000, Marathon announced its plans to acquire Pennaco. This acquisition will enhance Marathon's presence in a core area, the North American gas market, and will provide an opportunity for possible new reserves to be developed. The tender offer expired on February 5, 2001 at 12:00 midnight, Eastern time. Marathon acquired approximately 17.6 million shares of Pennaco common stock which were validly tendered and not withdrawn in the offer, representing approximately 87 percent of the outstanding Pennaco shares.

     Management's Discussion and Analysis continued


          Marathon plans to acquire the remaining Pennaco shares through a merger in which each share of Pennaco common stock, not purchased in the offer and not held by stockholders who have properly exercised dissenters rights under Delaware law, will be converted into the right to receive the tender offer price in cash, without interest.

          Marathon plans to drill six deepwater Gulf of Mexico exploratory wells in 2001. To support this increased drilling activity, Marathon has contracted two new deepwater rigs, capable of drilling in water depths beyond 6,500 feet.

          Other major upstream projects, which are currently underway or under evaluation and are expected to improve future income streams, include the Mississippi Canyon Block 348 in the Gulf of Mexico and various North American natural gas fields. Also, Marathon expects continued development in the Foinaven area in the U.K. Atlantic Margin. Marathon acquired an interest in this location through the exchange of its Sakhalin interests with Shell Oil in the fourth quarter of 2000

          Marathon E&P is currently on target for achieving $150 million in annual repeatable pre-tax operating efficiencies by year-end 2001. Marathon initiated a reorganization program for its upstream business units which will contribute to an overall workforce reduction of 24% compared to 1999 levels. In addition, regional production offices in Lafayette, Louisiana and Tyler, Texas have been closed along with the Petroleum Technology Center in Littleton, Colorado.

          The above discussion includes forward-looking statements with respect to 2001 worldwide liquid hydrocarbon production and natural gas volumes, the acquisition of Pennaco, commencement of upstream projects, and the Gulf of Mexico drilling program. Some factors that could potentially affect worldwide liquid hydrocarbon production/gas volumes, upstream projects, and the drilling program include: pricing, worldwide supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, reserve estimates, reserve replacement rates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, drilling rig availability, the completion of the merger with Pennaco, future acquisitions of producing properties, and other geological, operating and economic considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the timing and economics of projects. A factor that could affect the Pennaco acquisition is successful completion of the merger. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

          Downstream income of the Marathon Group is largely dependent upon refined product margins, which reflect the difference between the selling prices of refined products and the cost of raw materials refined and manufacturing costs. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, crude oil costs, manufacturing costs, logistical limitations and the available supply of crude oil and refined products.

          In 2000, MAP, CMS Energy Corporation, and TEPPCO Partners, L.P. formed a limited liability company with equal ownership to operate an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. The new company plans to build a 74-mile, 24-inch diameter pipeline connecting TEPPCO's facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana to Bourbon, Illinois. In addition, a two million barrel terminal storage facility will be constructed. The system will be called Centennial Pipeline and will connect with existing MAP transportation assets and other common carrier lines. Construction is expected to be completed in the fourth quarter of 2001.

          A MAP subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. The pipeline is currently expected to be operational in mid-2002. The startup of this pipeline is largely dependent on obtaining the final regulatory approvals, obtaining the necessary rights-of-way, of which approximately 95 percent have been obtained to date, and completion of construction. ORPL is still negotiating with a few landowners to obtain the

     Management's Discussion and Analysis continued


     remaining rights-of-way. Where necessary, ORPL has filed condemnation actions to acquire some rights-of-way. These actions are at various stages of litigation and appeal with several recent decisions supporting ORPL's use of eminent domain.

          MAP is constructing a delayed coker unit at its Garyville, Louisiana refinery. This unit will allow for the use of heavier, lower cost crude and reduce the production of heavy fuel oil. To supply this new unit, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V.,
     (PMI), an affiliate of Petroleos Mexicanos, (PEMEX), to purchase approximately 90,000 bpd of heavy Mayan crude oil. This is a multi-year contract, which will begin upon completion of the delayed coker unit which is scheduled in the fall of 2001. In addition, a project to increase light product output is underway at MAP's Robinson, Illinois refinery and is expected to be completed in the second quarter of 2001.

          MAP initiated a program for 2000 to dispose of approximately 270 non-core SSA retail outlets in the Midwest and Southeast. At the end of this program through December 31, 2000, 159 stores, which comprise about 7 percent of MAP's owned and operated SSA retail network, had been sold. MAP will continue to sell additional SSA stores as part of its ongoing store development process.

          The above discussion includes forward-looking statements with respect to pipeline and refinery improvement projects. Some factors that could potentially cause actual results to differ materially from present expectations include the price of petroleum products, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, obtaining the necessary rights-of-way, outcome of pending litigation, and regulatory approval constraints. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

     Accounting Standards

          In the fourth quarter of 2000, USX adopted the following accounting pronouncements primarily related to the classification of items in the statement of operations. The adoption of these new pronouncements had no net effect on the financial position or results of operations of the Marathon Group, although they required reclassifications of certain amounts in the statement of operations, including all prior periods presented.

          . In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification.

          . In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF Consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", which addresses whether certain items should be reported as a reduction of revenue or as a component of both revenues and cost of revenues, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs", which addresses the classification of costs incurred for shipping goods to customers.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities: (SFAS No. 133), which later was amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value. Changes in fair value will be reflected in either current period net income or other comprehensive income, depending on the designation of the derivative instrument. The Marathon Group may elect not to designate a derivative instrument as a hedge even if the strategy would be expected to qualify for hedge accounting treatment. The adoption of SFAS No. 133 will change the timing of recognition for derivative gains and losses as compared to previous accounting standards.

          The Marathon Group will adopt the Standard effective January 1, 2001. The transition adjustment resulting from the adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income, net of tax, is expected to approximate $9 million. The unfavorable cumulative effect on other comprehensive income, net of tax, will approximate $7 million. The amounts reported as other comprehensive income will be reflected in net income when the anticipated physical transactions are consummated. It is not possible to estimate the effect that this Standard will have on future results of operations.

     Quantitative and Qualitative Disclosures About Market Risk


     Management Opinion Concerning Derivative Instruments

          USX uses commodity-based and foreign currency derivative instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, and nonferrous metals. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While USX's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

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

     Commodity Price Risk and Related Risks

          In the normal course of its business, the Marathon Group is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. To a lesser extent, the Marathon Group is exposed to the risk of price fluctuations on natural gas liquids and petroleum feedstocks used as raw materials.

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

          Quantitative and Qualitative Disclosures About Market Risk continued


               Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of December 31, 2000 and December 31, 1999, are provided in the following table:/(a)/

     (Dollars in millions)
     ------------------------------------------------------------------------------------------
                                                              Incremental Decrease in
                                                              Pretax Income Assuming a
                                                                 Hypothetical Price
                                                                   Change of/(a)/
                                                          2000                    1999
     Derivative Commodity Instruments                10%         25%          10%        25%
     -------------------------------------------------------------------------------------------
     Marathon Group/(b)(c)/:
       Crude oil/(d)/
         Trading                                  $     -   $    -  /(e)/   $  1.3   $ 7.7 /(e)/
         Other than trading                           9.1     27.2  /(e)/     16.5    54.0 /(e)/
       Natural gas/(d)/
         Trading                                        -        -  /(e)/        -       - /(f)/
         Other than trading                          20.2     50.6  /(e)/      4.7    16.8 /(f)/
       Refined products/(d)/
         Trading                                        -        -  /(e)/        -       - /(e)/
         Other than trading                           6.1     16.5  /(e)/      8.4    23.8 /(e)/
     -------------------------------------------------------------------------------------------

     /(a)/ Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 2000 and December 31, 1999. Marathon Group management evaluates their portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to December 31, 2000, would cause future pretax income effects to differ from those presented in the table.
     /(b)/ The number of net open contracts varied throughout 2000, from a low of 12,252 contracts at July 5, to a high of 34,554 contracts at October 25, and averaged 21,875 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 2000, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
     /(c)/ The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
     /(d)/ The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.
     /(e)/ Price increase.
     /(f)/ Price decrease.

               In total, Marathon's exploration and production operations recorded net pretax other than trading activity losses of approximately $34 million in 2000, gains of $3 million in 1999 and losses of $3 million in 1998.

               Marathon's refining, marketing and transportation operations generally use derivative commodity instruments to lock-in costs of certain crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Marathon's refining, marketing and transportation operations recorded net pretax other than trading activity losses, net of the 38% minority interest in MAP, of approximately $116 million in 2000, and net pretax other than trading activity gains, net of the 38% minority interest in MAP, of $8 million in 1999 and $28 million in 1998. Marathon's refining, marketing and transportation operations used derivative instruments for trading activities and recorded net pretax trading activity losses, net of the 38% minority interest in MAP, of $11 million in 2000 and net pretax trading activity gains, net of the 38% minority interest in MAP, of $5 million in 1999.

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

     Quantitative and Qualitative Disclosures About Market Risk continued


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

     Interest Rate Risk

          USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2000 and 1999 interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

     (Dollars in millions)
     -----------------------------------------------------------------------------------------------
     As of December 31,                                     2000                      1999
                                                               Incremental              Incremental
                                                               Increase in              Increase in
                                                     Fair          Fair       Fair          Fair
     Non-Derivative Financial Instruments/(a)/      Value/(b)/  Value/(c)/   Value/(b)/  Value/(c)/
     -----------------------------------------------------------------------------------------------
     Financial assets:
      Investments and long-term receivables/(d)/       $  171   $        -      $  166         $  -

     Financial liabilities:
      Long-term debt/(e)(f)/                           $2,174   $       86      $3,443         $144
      Preferred stock of subsidiary/(g)/                  175           15         176           16
                                                       ------   ----------  ----------  -----------
       Total liabilities                               $2,349   $      101      $3,619         $160
     -----------------------------------------------------------------------------------------------

     /(a)/ Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
     /(b)/ See Note 22 to the Marathon Group Financial Statements for carrying value of instruments.
     /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 2000 and December 31, 1999, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 2000 and December 31, 1999.
     /(d)/ For additional information, see Note 19 to the Marathon Group
           Financial Statements.
     /(e)/ Includes amounts due within one year.
     /(f)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 12 to the Marathon Group Financial Statements.
     /(g)/ See Note 22 to the USX Consolidated Financial Statements.

               At December 31, 2000, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $86 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

     Foreign Currency Exchange Rate Risk

          USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2000, USX had open Canadian dollar forward purchase

     Quantitative and Qualitative Disclosures About Market Risk continued


     contracts with a total carrying value of approximately $14 million compared to $52 million at December 31, 1999. A 10% increase in the December 31, 2000, Canadian dollar to U.S. dollar forward rate, would result in a charge to income of approximately $1 million. Last year, a 10% increase in the December 31, 1999, Canadian dollar to U.S. dollar forward rate, would have resulted in a charge to income of $5 million. The entire amount of these contracts is attributed to the Marathon Group.

     Equity Price Risk

          At December 31, 2000, the Marathon Group had no material exposure to equity price risk.

     Safe Harbor

          The Marathon Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the Marathon Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas, refined products and other feedstocks. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's hedging programs may differ materially from those discussed in the forward-looking statements.

          U. S. Steel Group

                Index to Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk

                                                                           Page
                                                                           ----
Management's Report....................................................... S-1
Audited Financial Statements:
 Report of Independent Accountants........................................ S-1
 Statement of Operations.................................................. S-2
 Balance Sheet............................................................ S-3
 Statement of Cash Flows.................................................. S-4
 Notes to Financial Statements............................................ S-5
Selected Quarterly Financial Data......................................... S-22
Principal Unconsolidated Affiliates....................................... S-22
Supplementary Information................................................. S-22
Five-Year Operating Summary............................................... S-23
Five-Year Financial Summary............................................... S-24
Management's Discussion and Analysis...................................... S-25
Quantitative and Qualitative Disclosures About Market Risk................ S-38

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


               Thomas J. Usher                   Robert M. Hernandez        Larry G. Schultz
               Chairman, Board of Directors &    Vice Chairman &            Vice President-
               Chief Executive Officer           Chief Financial Officer    Accounting

               Report of Independent Accountants

               To the Stockholders of USX Corporation:

               In our opinion, the accompanying financial statements appearing on pages S-2 through S-21 present fairly, in all material respects, the financial position of the U. S. Steel Group at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                    The U. S. Steel Group is a business unit of USX Corporation
               (as described in Note 1, page S-5); accordingly, the financial statements of the U. S. Steel Group should be read in connection with the consolidated financial statements of USX Corporation.

               PricewaterhouseCoopers LLP
               600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 7, 2001

               Statement of Operations

               (Dollars in millions)                                                           2000          1999          1998
               ------------------------------------------------------------------------------------------------------------------
               Revenues and other income:
                 Revenues                                                                    $6,090        $5,536        $6,378
                 Income (loss) from investees                                                    (8)          (89)           46
                 Net gains on disposal of assets                                                 46            21            54
                 Other income (loss)                                                              4             2            (1)
                                                                                             ------        ------        ------
                     Total revenues and other income                                          6,132         5,470         6,477
                                                                                             ------        ------        ------
               Costs and expenses:
                 Cost of revenues (excludes items shown below)                                5,656         5,084         5,604
                 Selling, general and administrative expenses (credits) (Note 12)              (223)         (283)         (201)
                 Depreciation, depletion and amortization                                       360           304           283
                 Taxes other than income taxes                                                  235           215           212
                                                                                             ------        ------        ------
                     Total costs and expenses                                                 6,028         5,320         5,898
                                                                                             ------        ------        ------
               Income from operations                                                           104           150           579
               Net interest and other financial costs (Note 7)                                  105            74            42
                                                                                             ------        ------        ------
               Income (loss) before income taxes and extraordinary losses                        (1)           76           537
               Provision for income taxes (Note 15)                                              20            25           173
                                                                                             ------        ------        ------
               Income (loss) before extraordinary losses                                        (21)           51           364
               Extraordinary losses (Note 6)                                                      -             7             -
                                                                                             ------        ------        ------
               Net income (loss)                                                                (21)           44           364
               Dividends on preferred stock                                                       8             9             9
                                                                                             ------        ------        ------
               Net income (loss) applicable to Steel Stock                                   $  (29)       $   35        $  355
               ----------------------------------------------------------------------------------------------------------------

               Income Per Common Share Applicable to Steel Stock

                                                                                               2000          1999        1998
               ----------------------------------------------------------------------------------------------------------------
               Basic:
                 Income (loss) before extraordinary losses                                   $ (.33)       $  .48        $ 4.05
                 Extraordinary losses                                                             -           .08             -
                                                                                              -----         -----        ------
                 Net income (loss)                                                           $ (.33)       $  .40        $ 4.05
               Diluted:
                 Income (loss) before extraordinary losses                                   $ (.33)       $  .48        $ 3.92
                 Extraordinary losses                                                             -           .08             -
                                                                                              -----         -----        ------
                 Net income (loss)                                                           $ (.33)       $  .40        $ 3.92
               ----------------------------------------------------------------------------------------------------------------

               See Note 21, for a description and computation of income per common share.

               The accompanying notes are an integral part of these financial statements.

             Balance Sheet

            (Dollars in millions)                                                   December 31         2000         1999
            -------------------------------------------------------------------------------------------------------------
             Assets

             Current assets:
              Cash and cash equivalents                                                               $   219      $    22
              Receivables, less allowance for doubtful accounts
               of $57 and $10                                                                             627          488
              Receivables subject to a security interest (Note 11)                                        350          350
              Income taxes receivable (Note 13)                                                           364           97
              Inventories (Note 14)                                                                       946          743
              Deferred income tax benefits (Note 15)                                                      201          281
              Other current assets                                                                         10           -
                                                                                                      -------      -------
                 Total current assets                                                                   2,717        1,981

             Investments and long-term receivables,
              less reserves of $28 and $3 (Notes 13 and 16)                                               536          572
             Property, plant and equipment - net (Note 23)                                              2,739        2,516
             Prepaid pensions (Note 12)                                                                 2,672        2,404
             Other noncurrent assets                                                                       47           52
                                                                                                      -------      -------
                 Total assets                                                                          $8,711       $7,525
             -------------------------------------------------------------------------------------------------------------
             Liabilities

             Current liabilities:
              Notes payable                                                                            $   70       $    -
              Accounts payable                                                                            760          757
              Payroll and benefits payable                                                                202          322
              Accrued taxes                                                                               173          177
              Accrued interest                                                                             47           15
              Long-term debt due within one year (Note 11)                                                139           13
                                                                                                      -------      -------
                 Total current liabilities                                                              1,391        1,284

             Long-term debt (Note 11)                                                                   2,236          902
             Deferred income taxes (Note 15)                                                              666          348
             Employee benefits (Note 12)                                                                1,767        2,245
             Deferred credits and other liabilities                                                       483          441
             Preferred stock of subsidiary (Note 10)                                                       66           66
             USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
              convertible debentures of USX (Note 18)                                                     183          183

             Stockholders' Equity (Note 19)

             Preferred stock                                                                                2            3
             Common stockholders' equity                                                                1,917        2,053
                                                                                                      -------      -------
                 Total stockholders' equity                                                             1,919        2,056
                                                                                                      -------      -------
                 Total liabilities and stockholders' equity                                           $ 8,711      $ 7,525
             -------------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these financial statements.

               Statement of Cash Flows

               (Dollars in millions)                                                           2000          1999          1998
               -----------------------------------------------------------------------------------------------------------------
               Increase (decrease) in cash and cash equivalents
               Operating activities:

               Net income (loss)                                                             $  (21)        $  44         $ 364
               Adjustments to reconcile to net cash provided
                from (used in) operating activities:
                 Extraordinary losses                                                             -             7             -
                 Depreciation, depletion and amortization                                       360           304           283
                 Pensions and other postretirement benefits                                    (847)         (256)         (215)
                 Deferred income taxes                                                          389           107           158
                 Net gains on disposal of assets                                                (46)          (21)          (54)
                 Changes in:      Current receivables- sold                                       -          (320)          (30)
                                                     - operating turnover                      (263)         (242)          232
                                  Inventories                                                   (63)          (14)            7
                                  Current accounts payable and accrued expenses                (262)          239          (285)
                 All other - net                                                                126            72           (80)
                                                                                             ------   -----------   -----------
                   Net cash provided from (used in) operating activities                       (627)          (80)          380
                                                                                             ------   -----------   -----------
               Investing activities:

               Capital expenditures                                                            (244)         (287)         (310)
               Acquisition of U. S. Steel Kosice s.r.o., net of cash acquired of $59            (10)            -             -
               Disposal of assets                                                                21            10            21
               Restricted cash - withdrawals                                                      2            15            35
                               - deposits                                                        (2)          (17)          (35)
               Investees - investments                                                          (35)          (15)          (73)
                         - loans and advances                                                   (10)            -            (1)
               All other - net                                                                    8             -            14
                                                                                             ------   -----------   -----------
                   Net cash used in investing activities                                       (270)         (294)         (349)
                                                                                             ------   -----------   -----------
               Financing activities (Note 10):
               Increase in U. S. Steel
                Group's portion of USX consolidated debt
                                                                                              1,208           147            13
               Specifically attributed debt:
                Borrowings                                                                        -           350             -
                Repayments                                                                       (6)          (11)           (4)
               Steel Stock issued                                                                 -             -            55
               Preferred stock repurchased                                                      (12)           (2)           (8)
               Dividends paid                                                                   (97)          (97)          (96)
                                                                                             ------   -----------   -----------
                   Net cash provided from (used in) financing activities                      1,093           387           (40)
                                                                                             ------   -----------   -----------
               Effect of exchange rate changes on cash                                            1             -             -
                                                                                             ------   -----------   -----------
               Net increase (decrease) in cash and cash equivalents                             197            13            (9)

               Cash and cash equivalents at beginning of year                                    22             9            18
                                                                                             ------   -----------   -----------
               Cash and cash equivalents at end of year                                      $  219         $  22         $   9
               -----------------------------------------------------------------------------------------------------------------

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

                    The financial statements of the U. S. Steel Group include
             the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The
             U. S. Steel Group financial statements are prepared using the amounts included in the USX consolidated financial statements. For a description of the U. S. Steel Group's operating segments, see
             Note 8.

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

                    Investments in companies whose stock is publicly traded are carried generally at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

                    Income from investees includes the U. S. Steel Group's
             proportionate share of income from equity method investments. Also, gains or losses from a change in ownership of an unconsolidated investee are recognized in the period of change.

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

             Revenue recognition - Revenues are recognized generally when products are shipped or services are provided to customers, the sales price is fixed and determinable, and collectibility is reasonably assured. Costs associated with revenues, including shipping and other transportation costs, are recorded in cost of revenues.

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

             Long-lived assets - Depreciation is generally computed using a modified straight-line method based upon estimated lives of assets and production levels. The modification factors for domestic steel producing assets range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

                    Depletion of mineral properties is based on rates which are expected to amortize cost over the estimated tonnage of minerals to be removed.

                       The U. S. Steel Group evaluates impairment of its long-
             lived assets on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

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

             Major maintenance activities - The U. S. Steel Group incurs planned major maintenance costs primarily for blast furnace relines. Such costs are separately capitalized in property, plant and equipment and are amortized over their estimated useful life, which is generally the period until the next scheduled reline.

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

             Postemployment benefits - The U. S. Steel Group recognizes an obligation to provide postemployment benefits, primarily for disability-related claims covering indemnity and medical payments to certain employees. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions, including an appropriate discount rate, analogous to the required methodology for measuring pension and other postretirement benefit obligations. Actuarial gains and losses are deferred and amortized over future periods.

             Insurance - The U. S. Steel Group is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

             Reclassifications - Certain reclassifications of prior years' data have been made to conform to 2000 classifications.

________________________________________________________________________________
3. New Accounting Standards

             In the fourth quarter of 2000, USX adopted the following accounting pronouncements primarily related to the classification of items in the financial statements. The adoption of these new pronouncements had no net effect on the financial position or results of operations of the U. S. Steel Group, although they required reclassifications of certain amounts in the financial statements, including all prior periods presented.

              . In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification.

              . In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF Consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," which addresses whether certain items should be reported as a reduction of revenue or as a component of both revenues and cost of revenues, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers.

              . In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. USX adopted certain recognition and reclassification provisions of SFAS 140, which were effective for fiscal years ending after December 15, 2000. The remaining provisions of SFAS 140 are effective after March 31, 2001.

              In June 1998, the Financial Accounting Standards Board issued
             Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which later was amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value. Changes in fair value will be reflected in either current period net income or other comprehensive income, depending on the designation of the derivative instrument. The
             U. S. Steel Group may elect not to designate a derivative instrument as a hedge even if the strategy would be expected to qualify for hedge accounting treatment. The adoption of SFAS No. 133 will change the timing of recognition for derivative gains and losses as compared to previous accounting standards.

              The U. S. Steel Group will adopt the Standard effective January 1,
             2001. The transition adjustment resulting from the adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle. The transition adjustment for the U. S. Steel Group is expected to be immaterial. The amounts reported as other comprehensive income will be reflected in net income when the anticipated physical transactions are consummated. It is not possible to estimate the effect that this Standard will have on future results of operations.

________________________________________________________________________________
4. Corporate Activities

             Financial activities - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the U. S. Steel Group and the Marathon Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of the groups. See Note 10, for the U. S. Steel Group's portion of USX's financial activities attributed to the groups. However, transactions such as leases, certain collateralized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

             Corporate general and administrative costs - Corporate general and administrative costs are allocated to the U. S. Steel Group and the Marathon Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and revenues. The costs allocated to the U. S. Steel Group were $25 million in 2000, $17 million in 1999 and $24 million in 1998, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

             Income taxes - All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds have been reflected in the U. S. Steel Group and the Marathon Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the U. S. Steel Group and the Marathon Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

________________________________________________________________________________
5. Business Combination

             On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o.
             (USSK), which is located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The cash purchase price was $69 million. Additional payments to VSZ of not less than $25 million and up to $75 million are contingent upon the future performance of USSK. Additionally, $325 million of debt was included with the acquisition. The acquisition was accounted for under the purchase method of accounting. The 2000 results of operations include the operations of USSK from the date of acquisition.

                 Prior to this transaction, USX and VSZ were equal partners in
             VSZ U. S. Steel s.r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK included VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS was accounted for under the purchase method of accounting. Previously, USX had accounted for its investment in VSZUSS under the equity method of accounting.

                 VSZ did not provide historical carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States. USX was unable to fully determine the effects of transfer pricing, intercompany eliminations and expense allocations in order to prepare such carve-out information from Slovak statutory reports and VSZ internal records. USX broadly estimates that the unaudited pro forma effect on its 2000 and 1999 revenues, giving effect to the acquisition as if it had been consummated at the beginning of those periods, would have been to increase revenues in each period by approximately $1 billion. USX cannot determine the unaudited pro forma effect on its 2000 and 1999 net income. In any event, historical pro forma information is not necessarily indicative of future results of operations.

________________________________________________________________________________
6. Extraordinary Losses

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

                 In 1999, Republic Technologies International, LLC, an equity investee of USX, recorded an extraordinary loss related to the early extinguishment of debt. As a result, the U. S. Steel Group recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.

________________________________________________________________________________
7. Other Items

             (In millions)                                            2000   1999    1998
             ----------------------------------------------------------------------------
             Net interest and other financial costs

               Interest and other financial income/(a)/:
                 Interest income                                     $   3  $   1   $   5
                 Other                                                   7      -       -
                                                                     -----  -----   -----
                  Total                                                 10      1       5
                                                                     -----  -----   -----
               Interest and other financial costs/(a)/:
                 Interest incurred                                      88     45      40
                 Less interest capitalized                               3      6       6
                                                                     -----  -----   -----
                  Net interest                                          85     39      34
                 Interest on tax issues                                 11     15      16
                 Financial costs on trust preferred securities          13     13      13
                 Financial costs on preferred stock of subsidiary        5      5       5
                 Amortization of discounts                               1      1       2
                 Expenses on sales of accounts receivable                -     15      21
                 Adjustment to settlement value of indexed debt          -    (13)    (44)
                                                                     -----  -----   -----
                  Total                                                115     75      47
                                                                     -----  -----   -----
               Net interest and other financial costs/(a)/           $ 105  $  74   $  42

             -------------------------------------------------------------------
             /(a)/ See Note 4, for discussion of USX net interest and other financial costs attributable to the U. S. Steel Group.
             -------------------------------------------------------------------

             Foreign currency transactions

               For 2000, the aggregate foreign currency transaction gain included in determining net income was $7 million. There were no foreign currency transaction gains or losses in 1999 and 1998.

________________________________________________________________________________
8. Segment Information

             The U. S. Steel Group consists of two reportable operating segments: 1) Domestic Steel and 2) U. S. Steel Kosice (USSK). Domestic Steel includes the United States operations of U. S. Steel, while USSK includes the U. S. Steel Kosice operations in the Slovak Republic. Domestic Steel is engaged in the domestic production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; coal mining; engineering and consulting services; and real estate development and management. USSK is engaged in the production and sale of steel mill products and coke and primarily serves European markets.

                 Segment income represents income from operations allocable to both operating segments and does not include net interest and other financial costs and provisions for income taxes. Additionally, the following items are not allocated to operating segments:

                   . Net pension credits associated with pension plan assets and liabilities

                   . Certain costs related to former U. S. Steel Group business activities

                   . USX corporate general and administrative costs. These costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

                   . Certain other items not allocated to operating segments for business performance reporting purposes (see reconcilement schedule on S-10)

                 Information on assets by segment is not provided as it is not reviewed by the chief operating decision maker.

                       The following represents the operations of the U. S.
             Steel Group:

             (In millions)                                             Domestic Steel   USSK   Total
             ---------------------------------------------------------------------------------------
             2000
             Revenues and other income:
              Customer                                                         $5,981    $92  $6,073
              Intergroup/(a)/                                                      17      -      17
              Equity in losses of unconsolidated investees                         (8)     -      (8)
              Other                                                                50      -      50
                                                                               ------   ----  ------
                Total revenues and other income                                $6,040    $92  $6,132
                                                                               ======   ====  ======
             Segment income                                                    $   23    $ 2  $   25
             Significant noncash items included in segment income -
              Depreciation, depletion and amortization/(b)/                       285      4     289
             Capital expenditures                                                 239      5     244
             ---------------------------------------------------------------------------------------
             1999
             Revenues and other income:
              Customer                                                         $5,519    $ -  $5,519
              Intergroup/(a)/                                                      17      -      17
              Equity in losses of unconsolidated investees                        (43)     -     (43)
              Other                                                                46      -      46
                                                                               ------   ----  ------
                Total revenues and other income                                $5,539    $ -  $5,539
                                                                               ======   ====  ======
             Segment income                                                    $   91    $ -  $   91
             Significant noncash items included in segment income -
              Depreciation, depletion and amortization                            304      -     304
             Capital expenditures/(c)/                                            286      -     286
             ---------------------------------------------------------------------------------------
             1998
             Revenues and other income:
              Customer                                                         $6,374    $ -  $6,374
              Intergroup/(a)/                                                       2      -       2
              Equity in earnings of unconsolidated investees                       46      -      46
              Other                                                                55      -      55
                                                                               ------   ----  ------
                Total revenues and other income                                $6,477    $ -  $6,477
                                                                               ======   ====  ======
             Segment income                                                    $  517    $ -  $  517
             Significant noncash items included in segment income -
              Depreciation, depletion and amortization                            283      -     283
             Capital expenditures/(c)/                                            305      -     305
             ---------------------------------------------------------------------------------------

             /(a)/ Intergroup revenues and transfers were conducted under terms comparable to those with unrelated parties.
             /(b)/ Difference between segment total and group total represents amounts for impairment of coal assets.
             /(c)/ Differences between segment total and group total represent amounts related to corporate administrative activities.

                       The following schedules reconcile segment amounts to
             amounts reported in the U. S. Steel Group's financial statements:

             (In millions)                                                            2000     1999     1998
             -----------------------------------------------------------------------------------------------
             Revenues and Other Income:
              Revenues and other income of reportable segments                      $6,132   $5,539   $6,477
              Items not allocated to segments:
               Impairment and other costs related to an
                investment in an equity investee                                         -      (47)       -
               Loss on investment in RTI stock used
                to satisfy indexed debt obligations                                      -      (22)       -
                                                                                    ------   ------   ------
                 Total Group revenues and other income                              $6,132   $5,470   $6,477
                                                                                    ======   ======   ======
             Income:
              Income for reportable segments                                        $   25   $   91   $  517
              Items not allocated to segments:
               Impairment of coal assets                                               (71)       -        -
               Impairment and other costs related to an
                investment in an equity investee                                         -      (47)       -
               Loss on investment in RTI stock used
                to satisfy indexed debt obligations                                      -      (22)       -
               Administrative expenses                                                 (25)     (17)     (24)
               Net pension credits                                                     266      228      186
               Costs related to former businesses activities                           (91)     (83)    (100)
                                                                                    ------   ------   ------
                 Total Group income from operations                                 $  104   $  150   $  579
             -----------------------------------------------------------------------------------------------

             Revenues by Product:
             (In millions)                                              2000    1999    1998
             -------------------------------------------------------------------------------
             Sheet and semi-finished steel products                   $3,288  $3,433  $3,598
             Tubular, plate and tin mill products                      1,731   1,140   1,546
             Raw materials (coal, coke and iron ore)                     626     549     744
             Other/(a)/                                                  445     414     490
             -------------------------------------------------------------------------------

             /(a)/ Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management.

             Geographic Area:
                 The information below summarizes the operations in different geographic areas.

                                                          Revenues and Other Income
                                                     ----------------------------------
                                                       Within         Between
                                                     Geographic     Geographic
             (In millions)                  Year        Areas          Areas      Total   Assets/(a)/
             ----------------------------------------------------------------------------------------
             United States                  2000       $6,027        $     -     $6,027       $2,745
                                            1999        5,452              -      5,452        2,889
                                            1998        6,460              -      6,460        3,043

             Slovak Republic                2000           95              -         95          376
                                            1999            3              -          3           60
                                            1998            6              -          6           66

             Other Foreign Countries        2000           10              -         10           10
                                            1999           15              -         15            3
                                            1998           11              -         11            3

             Total                          2000       $6,132        $     -     $6,132       $3,131
                                            1999        5,470              -      5,470        2,952
                                            1998        6,477              -      6,477        3,112
             ----------------------------------------------------------------------------------------

             /(a)/ Includes property, plant and equipment and investments.

________________________________________________________________________________
9. Supplemental Cash Flow Information

             (In millions)                                                            2000          1999          1998
             ---------------------------------------------------------------------------------------------------------
             Cash provided from (used in) operating activities included:
              Interest and other financial costs paid
               (net of amount capitalized)                                         $   (71)      $   (77)     $    (76)
              Income taxes refunded (paid), including
               settlements with the Marathon Group                                      81             3           (29)
             ---------------------------------------------------------------------------------------------------------
             USX debt attributed to all groups - net:
              Commercial paper:
               Issued                                                              $ 3,362       $ 6,282      $      -
               Repayments                                                           (3,450)       (6,117)            -
              Credit agreements:
               Borrowings                                                              437         5,529        17,486
               Repayments                                                             (437)       (5,980)      (16,817)
              Other credit arrangements - net                                          150           (95)           55
              Other debt:
               Borrowings                                                                -           319           671
               Repayments                                                              (54)          (87)       (1,053)
                                                                                   -------       -------      --------
                 Total                                                             $     8       $  (149)     $    342
             ---------------------------------------------------------------------------------------------------------
              U. S. Steel Group activity                                           $ 1,208       $   147      $     13
              Marathon Group activity                                               (1,200)         (296)          329
                                                                                   -------       -------      --------
                 Total                                                             $     8       $  (149)     $    342
             ---------------------------------------------------------------------------------------------------------
             Noncash investing and financing activities:
              Steel Stock issued for dividend reinvestment and
               employee stock plans                                                $     5       $     2      $      2
              Disposal of assets:
               Deposit of RTI common shares in satisfaction of indexed debt              -            56             -
               Interest in USS/Kobe contributed to Republic                              -            40             -
               Other disposals of assets - notes or common stock received               14             1             2
              Business combinations:
               Acquisition of USSK:
                Liabilities assumed                                                    568             -             -
                Contingent consideration payable at present value                       21             -             -
                Investee liabilities consolidated in step acquisition                    3             -             -
               Other acquisitions:
                Liabilities assumed                                                      -            26             -
                Investee liabilities consolidated in step acquisition                    -            26             -
             ---------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. Financial Activities Attributed to Groups

             The following is the portion of USX financial activities attributed to the U. S. Steel Group. These amounts exclude amounts specifically attributed to the U. S. Steel Group.

                                                                             U. S. Steel Group       Consolidated USX/(a)/
                                                                        -------------------------  ------------------------
             (In millions)                      December 31                   2000         1999        2000         1999
             --------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents                                      $   171        $   1      $   364     $      9
             Other noncurrent assets                                              3            1            7            8
                                                                             ------        -----       ------     --------
               Total assets                                                 $   174        $   2      $   371     $     17
             --------------------------------------------------------------------------------------------------------------
             Notes payable                                                  $    70        $   -      $   150     $      -
             Accrued interest                                                    45           13           95           95
             Long-term debt due within one year (Note 11)                       130            7          277           54
             Long-term debt (Note 11)                                         1,804          466        3,734        3,771
             Preferred stock of subsidiary                                       66           66          250          250
                                                                             ------        -----       ------     --------
               Total liabilities                                            $ 2,115        $ 552      $ 4,506     $  4,170
             --------------------------------------------------------------------------------------------------------------

                                                                           U. S. Steel  Group/(b)/      Consolidated USX
                                                                           ------------------        ----------------------
             (In millions)                                                 2000   1999   1998        2000    1999      1998
             --------------------------------------------------------------------------------------------------------------
             Net interest and other financial costs (Note 7)              $  59  $  39  $  29       $ 309   $ 334    $  324
             --------------------------------------------------------------------------------------------------------------

             /(a)/ For details of USX long-term debt and preferred stock of subsidiary, see Notes 14 and 22, respectively, to the USX consolidated financial statements.
             /(b)/ The U. S. Steel Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all groups.

-------------------------------------------------------------------------------
11. Long-Term Debt

             The U. S. Steel Group's portion of USX's consolidated long-term debt is as follows:

                                                                                       U. S. Steel Group    Consolidated USX/(a)/
                                                                                      ------------------    ---------------------
             (In millions)                                       December 31           2000        1999       2000         1999
             --------------------------------------------------------------------------------------------------------------------
             Specifically attributed debt/(b)/:
              Receivables facility                                                    $  350       $ 350     $  350        $  350
              Sale-leaseback financing and capital leases                                 88          92         95           107
              Other                                                                        3           -          4             1
                                                                                      ------       ------    ------        ------
               Total                                                                     441         442        449           458
              Less amount due within one year                                              9           6         10             7
                                                                                      ------       ------    ------        ------
               Total specifically attributed long-term debt                           $  432       $ 436     $  439        $  451
             --------------------------------------------------------------------------------------------------------------------
             Debt attributed to groups/(c)/                                           $1,946       $ 477     $4,036        $3,852
              Less unamortized discount                                                   12           4         25            27
              Less amount due within one year                                            130           7        277            54
                                                                                      ------       ------    ------        ------
               Total long-term debt attributed to groups                              $1,804       $ 466     $3,734        $3,771
             --------------------------------------------------------------------------------------------------------------------
             Total long-term debt due within one year                                 $  139       $  13     $  287        $   61
             Total long-term debt due after one year                                   2,236         902      4,173         4,222
             --------------------------------------------------------------------------------------------------------------------

             /(a)/ See Note 14, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
             /(b)/ As described in Note 4, certain financial activities are specifically attributed only to the U. S. Steel Group and the Marathon Group.
             /(c)/ Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 4, 9 and 10).

--------------------------------------------------------------------------------
12. Pensions and Other Postretirement Benefits

             The U. S. Steel Group has noncontributory defined benefit pension plans covering substantially all U.S. employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits are also provided to most U.S. salaried employees based upon a percent of total career pensionable earnings. Certain of these plans provide benefits to USX corporate employees, and the related costs or credits for such employees are allocated to all groups (Note 4). The U. S. Steel Group also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.

                       The U. S. Steel Group also has defined benefit retiree
             health care and life insurance plans (other benefits) covering most U.S. employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. These plans provide benefits to USX corporate employees, and the related costs for such employees are allocated to all groups (Note 4). For U.S. union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions.

                                                                        Pension Benefits                     Other Benefits
                                                                   -------------------------          ---------------------------
             (In millions)                                           2000             1999               2000              1999
             --------------------------------------------------------------------------------------------------------------------
             Change in benefit obligations
             Benefit obligations at January 1                      $ 6,716          $ 7,549            $ 1,896           $ 2,113
             Service cost                                               76               87                 12                15
             Interest cost                                             505              473                147               133
             Plan amendments                                             -              381/(a)/             -                14
             Actuarial (gains) losses                                  430             (822)               260              (225)
             Plan merger and acquisition                                 -               42                  -                 7
             Settlements, curtailments and termination benefits          -             (207)                 -                 -
             Benefits paid                                            (806)            (787)              (166)             (161)
                                                                   -------          -------            --------          --------
             Benefit obligations at December 31                    $ 6,921          $ 6,716            $ 2,149           $ 1,896
             --------------------------------------------------------------------------------------------------------------------
             Change in plan assets
             Fair value of plan assets at January 1                $ 9,995          $10,243            $   281           $   265
             Actual return on plan assets                              139              729                 26                20
             Acquisition                                                (1)              26                  -                 1
             Employer contributions                                      -                -                576/(b)/           34
             Trustee distributions/(c)/                                (16)             (14)                 -                 -
             Settlements paid                                            -             (207)                 -                 -
             Benefits paid from plan assets                           (805)            (782)               (41)              (39)
                                                                   -------          -------            --------          --------
             Fair value of plan assets at December 31              $ 9,312          $ 9,995            $   842           $   281
             ---------------------------------------------------------------------------------------------------------------------
             Funded status of plans at December 31                 $ 2,391/(d)/     $ 3,279/(d)/       $(1,307)          $(1,615)
             Unrecognized net gain from transition                      (2)             (69)                 -                 -
             Unrecognized prior service cost                           719              817                 12                19
             Unrecognized actuarial gains                             (462)          (1,639)              (241)             (526)
             Additional minimum liability                              (19)             (16)                 -                 -
                                                                   -------          -------            --------          --------
             Prepaid (accrued) benefit cost                        $ 2,627          $ 2,372            $(1,536)          $(2,122)
             --------------------------------------------------------------------------------------------------------------------

             /(a)/ Results primarily from a five-year labor contract with the United Steelworkers of America ratified in August 1999.
             /(b)/ Includes contributions of $530 million to a Voluntary Employee Benefit Association trust, comprised of $30 million in contractual requirements and an elective contribution of $500 million. Also includes a $30 million elective contribution to the non-union retiree life insurance trust.
             /(c)/ Represents transfers of excess pension assets to fund retiree health care benefits accounts under Section 420 of the Internal Revenue Code.
             /(d)/  Includes a plan that has accumulated benefit
                    obligations in excess of plan assets:
                     Aggregate accumulated benefit obligations    $(40)  $(29)
                     Aggregate projected benefit obligations       (49)   (39)
                     Aggregate plan assets                           -      -
             -------------------------------------------------------------------

                                                                      Pension Benefits                   Other Benefits
                                                                 ---------------------------      ------------------------------
             (In millions)                                       2000      1999         1998       2000       1999         1998
             -------------------------------------------------------------------------------------------------------------------
             Components of net periodic
              benefit cost (credit)
             Service cost                                       $  76     $  87       $   71      $  12      $  15       $   15
             Interest cost                                        505       473          487        147        133          141
             Expected return on plan assets                      (841)     (781)        (769)       (24)       (21)         (21)
             Amortization  -   net transition gain                (67)      (67)         (69)         -          -            -
                           -   prior service costs                 98        83           72          4          4            4
                           -   actuarial (gains) losses           (44)        6            6        (29)       (12)         (16)
             Multiemployer and other plans                          -         -            1          9/(a)/     7/(a)/      13/(a)/
             Settlement and termination (gains) losses              -       (35)/(b)/     10/(b)/     -          -            -
                                                               ------     -----       ------      -----      -----       ------
             Net periodic benefit cost (credit)                 $(273)    $(234)      $ (191)     $ 119      $ 126       $  136
             -------------------------------------------------------------------------------------------------------------------

             /(a)/ Represents payments to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $84 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.
             /(b)/ Relates primarily to the 1998 voluntary early retirement program.

                                                                                  Pension Benefits          Other Benefits
                                                                                 ------------------        ----------------
                                                                                    2000      1999           2000     1999
             --------------------------------------------------------------------------------------------------------------
             Weighted average actuarial assumptions
              at December 31:
             Discount rate                                                           7.5%      8.0%           7.5%     8.0%
             Expected annual return on plan assets                                   8.9%      8.5%           8.5%     8.5%
             Increase in compensation rate                                           4.0%      4.0%           4.0%     4.0%
             --------------------------------------------------------------------------------------------------------------

                 For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2006 and remain at that level thereafter.

                 A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                          1-Percentage-       1-Percentage-
             (In millions)                                                               Point Increase      Point Decrease
             -----------------------------------------------------------------------------------------------------------------
             Effect on total of service and interest cost components                         $ 16           $ (14)
             Effect on other postretirement benefit obligations                               177            (151)
             -----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
13. Intergroup Transactions

             Revenues and purchases - U. S. Steel Group revenues for sales to the Marathon Group totaled $17 million in both 2000 and 1999 and $2 million in 1998. U. S. Steel Group purchases from the Marathon Group totaled $60 million, $41 million and $21 million in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, U. S. Steel Group receivables included $2 million related to transactions with the Marathon Group. At December 31, 2000 and 1999, U. S. Steel Group accounts payable included $1 million and $5 million, respectively, related to transactions with the Marathon Group. These transactions were conducted under terms comparable to those with unrelated parties.

             Income taxes receivable from/payable to the Marathon Group - At December 31, 2000 and 1999, amounts receivable or payable for income taxes were included in the balance sheet as follows:

             (In millions)                                                  December 31                  2000          1999
             --------------------------------------------------------------------------------------------------------------
             Current:
              Income tax receivable                                                                     $ 364        $  97
              Accounts payable                                                                              4            1
             Noncurrent:
              Investments and long-term receivables                                                        97           97
             --------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
14. Inventories

                  (In millions)                                                               December 31         2000      1999
                  ---------------------------------------------------------------------------------------------------------------
                  Raw materials                                                                                $  214      $  101
                  Semi-finished products                                                                          429         392
                  Finished products                                                                               210         193
                  Supplies and sundry items                                                                        93          57
                                                                                                               ------      ------
                       Total                                                                                   $  946      $  743
                  ---------------------------------------------------------------------------------------------------------------

                      At December 31, 2000 and 1999, respectively, the LIFO
                  method accounted for 91% and 93% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $380 million and $370 million in 2000 and 1999, respectively. Cost of revenues was reduced and income from operations was increased by $3 million in 2000 as a result of liquidations of LIFO inventories.

--------------------------------------------------------------------------------
15. Income Taxes

                  Income tax provisions and related assets and liabilities attributed to the U. S. Steel Group are determined in accordance with the USX group tax allocation policy (Note 4).

                      Provisions (credits) for income taxes were:

                                            2000                             1999                             1998
                                   ----------------------------     ---------------------------   --------------------------------
                  (In millions)    Current    Deferred    Total     Current    Deferred   Total      Current     Deferred    Total
                  ----------------------------------------------------------------------------------------------------------------
                  Federal             (357)     $ 340    $ (17)    $ (84)     $  99      $  15      $  19       $ 149      $  168
                  State and local      (12)        49       37         1          8          9          3           9          12
                  Foreign                -          -        -         1          -          1         (7)          -          (7)
                                   -------      -----    -----     -----      -----      -----      -----       -----      ------
                    Total           $ (369)     $ 389    $  20     $ (82)     $ 107      $  25      $  15       $ 158      $  173
                  ----------------------------------------------------------------------------------------------------------------

                      A reconciliation of federal statutory tax rate (35%) to
                  total provisions follows:

                  (In millions)                                                            2000                1999         1998
                  ------------------------------------------------------------------------------------------------------------------
                  Statutory rate applied to income before income taxes                    $   -                $  27      $  188
                  Excess percentage depletion                                                (3)                  (7)        (11)
                  Effects of foreign operations, including foreign tax credits               (5)                  (2)        (11)
                  State and local income taxes after federal income tax effects              24                    6           8
                  Credits other than foreign tax credits                                     (3)                  (3)         (3)
                  Adjustments of prior years' federal income taxes                            5                    -           -
                  Other                                                                       2                    4           2
                                                                                          -----                -----      ------
                       Total provisions                                                   $  20                $  25      $  173
                  ------------------------------------------------------------------------------------------------------------------

                      Deferred tax assets and liabilities resulted from the
                  following:

                  (In millions)                                                           December 31         2000         1999
                  ------------------------------------------------------------------------------------------------------------------
                  Deferred tax assets:                                                                       $    39      $    131
                   Minimum tax credit carryforwards                                                               55            65
                   State tax loss carryforwards (expiring in 2001 through 2020)                                  782           998
                   Employee benefits                                                                              52            68
                   Receivables, payables and debt                                                                 16             -
                   Expected federal benefit for deducting state deferred income taxes                             71            52
                   Contingency and other accruals                                                                  2            11
                   Other                                                                                         (34)          (41)
                   Valuation allowances - state                                                             --------     ---------
                                                                                                                 983         1,284
                     Total deferred tax assets/(a)/                                                         --------     ---------

                  Deferred tax liabilities:                                                                      248           274
                   Property, plant and equipment                                                               1,046           921
                   Prepaid pensions                                                                               15            16
                   Inventory                                                                                      82            96
                   Investments in subsidiaries and equity investees                                               61            44
                   Other                                                                                    --------     ---------
                                                                                                               1,452         1,351
                     Total deferred tax liabilities                                                         --------     ---------
                      Net deferred tax liabilities                                                           $   469      $     67
                  ------------------------------------------------------------------------------------------------------------------

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

                         Pretax income in 2000 included $8 million attributable
                  to foreign sources.

                         Undistributed earnings of certain consolidated foreign
                  subsidiaries at December 31, 2000, amounted to $18 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the U. S. Steel Group intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $6 million would have been required.

--------------------------------------------------------------------------------
16. Investments and Long-Term Receivables

                  (In millions)                                                              December 31          2000          1999
                  ------------------------------------------------------------------------------------------------------------------
                  Equity method investments                                                                     $  325        $  397
                  Other investments                                                                                 67            39
                  Receivables due after one year                                                                     5            11
                  Income taxes receivable                                                                           97            97
                  Deposits of restricted cash                                                                        3             2
                  Other                                                                                             39            26
                                                                                                                ------        ------
                       Total                                                                                    $  536        $  572
                  ------------------------------------------------------------------------------------------------------------------

                      Summarized financial information of investees accounted
                  for by the equity method of accounting follows:

                  (In millions)                                                                     2000          1999          1998
                  ------------------------------------------------------------------------------------------------------------------
                  Income data - year:
                   Revenues and other income                                                     $ 3,484       $ 3,027       $ 3,163
                   Operating income (loss)                                                           112           (57)          193
                   Net income (loss)                                                                (166)         (193)           97
                  ------------------------------------------------------------------------------------------------------------------
                  Balance sheet data - December 31:
                   Current assets                                                                $   911       $   995
                   Noncurrent assets                                                               2,196         2,402
                   Current liabilities                                                             1,171         1,181
                   Noncurrent liabilities                                                          1,307         1,251
                  ------------------------------------------------------------------------------------------------------------------

                         USX acquired a 25% interest in VSZ during 2000. VSZ
                  does not provide its shareholders with financial statements prepared in accordance with generally accepted accounting principles in the United States (USGAAP). Although shares of VSZ are traded on the Bratislava Stock Exchange, those securities do not have a readily determinable fair value as defined under USGAAP. Accordingly, USX accounts for its investment in VSZ under the cost method of accounting.

                         In 1999, USX and Kobe Steel, Ltd. (Kobe Steel)
                  completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, LLC and is a wholly owned subsidiary of Republic Technologies International Holdings, LLC (Republic). As a result of this transaction, the U. S. Steel Group recorded $47 million in charges related to the impairment of the carrying value of its investment in USS/Kobe and costs related to the formation of Republic. These charges were included in income (loss) from investees in 1999. In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns 16% of Republic. USX accounts for its investment in Republic under the equity method of accounting. The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company, LLC, became a wholly owned subsidiary of USX at the close of business on December 31, 1999.

                         Dividends and partnership distributions received from
                  equity investees were $10 million in 2000, $2 million in 1999 and $19 million in 1998.

                         U. S. Steel Group purchases of transportation services
                  and semi-finished steel from equity investees totaled $566 million, $361 million and $331 million in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, U. S. Steel Group payables to these investees totaled $66 million and $60 million, respectively. U. S. Steel Group revenues for steel and raw material sales to equity investees totaled $958 million, $831 million and $725 million in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, U. S. Steel Group receivables from these investees were $177 million. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

--------------------------------------------------------------------------------
17. Leases

             Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                            Capital      Operating
             (In millions)                                                  Leases        Leases
             --------------------------------------------------------------------------------------------
             2001                                                          $  11         $  79
             2002                                                             11            56
             2003                                                             11            40
             2004                                                             11            37
             2005                                                             11            29
             Later years                                                      84            64
             Sublease rentals                                                  -           (62)
                                                                            -----        -----
                    Total minimum lease payments                             139         $ 243
                                                                                         =====
             Less imputed interest costs                                      51
                                                                           -----
                    Present value of net minimum lease payments
                     included in long-term debt                            $  88
             --------------------------------------------------------------------------------------------

                  Operating lease rental expense:

             (In millions)                                          2000      1999       1998
             --------------------------------------------------------------------------------------------
             Minimum rental                                        $ 132   $  124        $ 131
             Contingent rental                                        17       18           19
             Sublease rentals                                         (6)      (6)          (7)
                                                                   -----   ------        -----
                    Net rental expense                             $ 143   $  136        $ 143
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

--------------------------------------------------------------------------------
18. Trust Preferred Securities

             In 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million.
                  USX owns all of the common securities of the Trust, which was formed for the purpose of the Exchange. (The Trust Common Securities and the Trust Preferred Securities are together referred to as the Trust Securities.) The Trust Securities represent undivided beneficial ownership interests in the assets of the Trust, which consist solely of USX 6.75% Convertible Junior Subordinated Debentures maturing March 31, 2037 (Debentures), having an aggregate principal amount equal to the aggregate initial liquidation amount ($50.00 per security and $203 million in total) of the Trust Securities issued by the Trust. Interest and principal payments on the Debentures will be used to make quarterly distributions and to pay redemption and liquidation amounts on the Trust Preferred Securities. The quarterly distributions, which accumulate at the rate of 6.75% per annum on the Trust Preferred Securities and the accretion from fair value to the initial liquidation amount, are charged to income and included in net interest and other financial costs.
                  Under the terms of the Debentures, USX has the right to defer payment of interest for up to 20 consecutive quarters and, as a consequence, monthly distributions on the Trust Preferred Securities will be deferred during such period. If USX exercises this right, then, subject to limited exceptions, it may not pay any dividend or make any distribution with respect to any shares of its capital stock.

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

                  The Trust Preferred Securities may be redeemed at any time at the option of USX, at a premium of 101.95% of the initial liquidation amount through March 31, 2001, and thereafter, declining annually to the initial liquidation amount on April 1, 2003, and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

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


-------------------------------------------------------------------------------
19. Stockholders' Equity

             (In millions, except per share data)                           2000          1999          1998
             -----------------------------------------------------------------------------------------------
             Preferred stock:
              Balance at beginning of year                               $     3       $     3       $     3
              Repurchased                                                     (1)            -             -
                                                                         -------       -------       -------
              Balance at end of year                                     $     2       $     3       $     3
             -----------------------------------------------------------------------------------------------
             Common stockholders' equity:
              Balance at beginning of year                               $ 2,053       $ 2,090       $ 1,779
              Net income (loss)                                              (21)           44           364
              Repurchase of 6.50% preferred stock                            (11)           (2)           (8)
              Steel Stock issued                                               6             2            59
              Dividends on preferred stock                                    (8)           (9)           (9)
              Dividends on Steel Stock (per share $1.00)                     (89)          (88)          (88)
              Deferred compensation                                           (3)            1             -
              Accumulated other comprehensive income (loss)/(a)/:
               Foreign currency translation adjustments                      (13)           (5)           (5)
               Minimum pension liability adjustments (Note 12)                 3            20            (2)
                                                                         -------       -------       -------
              Balance at end of year                                     $ 1,917       $ 2,053       $ 2,090
             -----------------------------------------------------------------------------------------------
             Total stockholders' equity                                  $ 1,919       $ 2,056       $ 2,093
             -----------------------------------------------------------------------------------------------

             /(a)/ See page U-7 of the USX consolidated financial statements relative to the annual activity of these adjustments. Total comprehensive income (loss) for the U. S. Steel Group for the years 2000, 1999 and 1998 was $(31) million,$59 million and $357 million, respectively.

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

                    Dividends on the Steel Stock are further limited to the
             Available Steel Dividend Amount. At December 31, 2000, the Available Steel Dividend Amount was at least $3,161 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

--------------------------------------------------------------------------------
21. Income Per Common Share

          The method of calculating net income (loss) per share for the Steel Stock and the Marathon Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the U.
          S. Steel Group and the Marathon Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

                                                                      2000                1999              1998
                                                               -------------------   ----------------  -----------------
                                                                 Basic     Diluted    Basic   Diluted   Basic   Diluted
                                                                 ------    -------   -------  -------  -------  -------
          Computation of Income Per Share
          -------------------------------
          Net income (loss) (millions):
           Income (loss) before extraordinary losses             $   (21)  $   (21)  $    51  $    51  $   364  $   364
           Dividends on preferred stock                                8         8         9        9        9        -
           Extraordinary losses                                        -         -         7        7        -        -
                                                                 -------   -------   -------  -------  -------  -------
           Net income (loss) applicable to Steel Stock               (29)      (29)       35       35      355      364
           Effect of dilutive securities -
            Trust preferred securities                                 -         -         -        -        -        8
                                                                 -------   -------   -------  -------  -------  -------
              Net income (loss) assuming conversions             $   (29)  $   (29)  $    35  $    35  $   355  $   372
                                                                 =======   =======   =======  =======  =======  =======
          Shares of common stock outstanding (thousands):
           Average number of common shares outstanding            88,613    88,613    88,392   88,392   87,508   87,508
           Effect of dilutive securities:
            Trust preferred securities                                 -         -         -        -        -    4,256
            Preferred stock                                            -         -         -        -        -    3,143
            Stock options                                              -         -         -        4        -       36
                                                                 -------   -------   -------  -------  -------  -------
              Average common shares and dilutive effect           88,613    88,613    88,392   88,396   87,508   94,943
                                                                 =======   =======   =======  =======  =======  =======
          Per share:
           Income (loss) before extraordinary losses             $  (.33)  $  (.33)  $   .48  $   .48  $  4.05  $  3.92
           Extraordinary losses                                        -         -       .08      .08        -        -
                                                                 -------   -------   -------  -------  -------  -------
           Net income (loss)                                     $  (.33)  $  (.33)  $   .40  $   .40  $  4.05  $  3.92
                                                                 =======   =======   =======  =======  =======  =======

--------------------------------------------------------------------------------
22. Stock-Based Compensation Plans and Stockholder Rights Plan

          USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 17, and Note 19, respectively, to the USX consolidated financial statements.

             The U. S. Steel Group's actual stock-based compensation expense was $1 million in 2000 and 1999, and none in 1998. Incremental compensation expense, as determined under a fair value model, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

--------------------------------------------------------------------------------
23. Property, Plant and Equipment

             (In millions)                                                December 31         2000        1999
             ----------------------------------------------------------------------------------------------------
             Land and depletable property                                                 $    161     $    152
             Buildings                                                                         602          484
             Machinery and equipment                                                         8,409        8,007
             Leased assets                                                                      98          105
                                                                                          --------     --------
                 Total                                                                       9,270        8,748
             Less accumulated depreciation, depletion and amortization                       6,531        6,232
                                                                                          --------     --------
                 Net                                                                      $  2,739     $  2,516
            -----------------------------------------------------------------------------------------------------

               Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $79 million and $81 million at December 31, 2000 and 1999, respectively.

                 During 2000, the U. S. Steel Group recorded $71 million of impairments relating to coal assets located in West Virginia and Alabama. The impairment was recorded as a result of a reassessment of long-term prospects after adverse geological conditions were encountered. The charge is included in depreciation, depletion and amortization.

--------------------------------------------------------------------------------
24. Derivative Instruments

             The U. S. Steel Group remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The U.
             S. Steel Group is also exposed to credit risk in the event of nonperformance by counterparties. The credit-worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.
                    The following table sets forth quantitative information by class of derivative instrument:

                                                                    Fair             Carrying     Recorded
                                                                   Value              Amount      Deferred        Aggregate
                                                                   Assets             Assets       Gain or        Contract
             (In millions)                                     (Liabilities)/(a)/  (Liabilities)   (Loss)        Values/(b)/
             ---------------------------------------------------------------------------------------------------------------
             December 31, 2000:
              OTC commodity swaps - other than trading/(c)/    $      -            $      -        $     -       $    18
             ---------------------------------------------------------------------------------------------------------------
             December 31, 1999:
              OTC commodity swaps - other than trading         $      3            $      3        $      3      $    37
             ---------------------------------------------------------------------------------------------------------------

             /(a)/ The fair value amounts are based on exchange-traded index prices and dealer quotes.
             /(b)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts.
             /(c)/ The OTC swap arrangements vary in duration with certain contracts extending into 2001.

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

                                                                                  2000                1999
                                                                           ------------------   ------------------
                                                                            Fair     Carrying    Fair     Carrying
             (In millions)                                 December 31     Value      Amount    Value      Amount
             -----------------------------------------------------------------------------------------------------
             Financial assets:
              Cash and cash equivalents                                    $  219    $  219     $   22     $   22
              Receivables (including intergroup receivables)                1,341     1,341        935        935
              Investments and long-term receivables                           137       137        122        122
                                                                           ------    ------     ------     ------
                Total financial assets                                     $1,697    $1,697     $1,079     $1,079
             ----------------------------------------------------------------------------------------------------
             Financial liabilities:
              Notes payable                                                $   70    $   70     $    -     $    -
              Accounts payable                                                760       760        739        739
              Accrued interest                                                 47        47         15         15
              Long-term debt (including amounts due within one year)        2,375     2,287        835        823
              Preferred stock of subsidiary and trust
               preferred securities                                           182       249        232        249
                                                                           ------    ------     ------     ------
                Total financial liabilities                                $3,434    $3,413     $1,821     $1,826
             ----------------------------------------------------------------------------------------------------

                 Fair value of financial instruments classified as current
             assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Certain foreign cost method investments are excluded from investments and long-term receivables because the fair value is not readily determinable. The U. S. Steel Group is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable. Fair value of preferred stock of subsidiary and trust preferred securities was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                 Financial guarantees are the U. S. Steel Group's only
             unrecognized financial instrument. It is not practicable to estimate the fair value of this form of financial instrument obligation because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note 26.

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

             Environmental matters -
                 The U. S. Steel Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $137 million and $101 million at December 31, 2000 and 1999, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                 For a number of years, the U. S. Steel Group has made
             substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2000 and 1999, such capital expenditures totaled $18 million and $32 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

             Guarantees -
                 Guarantees by USX of the liabilities of unconsolidated entities of the U. S. Steel Group totaled $82 million at December 31, 2000, and $88 million at December 31, 1999. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the investees to reduce potential U. S. Steel Group losses resulting from these guarantees. As of December 31, 2000, the largest guarantee for a single such entity was $59 million.

             Commitments -
                 At December 31, 2000 and 1999, the U. S. Steel Group's contract commitments to acquire property, plant and equipment totaled $206 million and $83 million, respectively.

                 USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date and ending on December 31, 2010. USSK is required to report periodically to the Slovak government on its status toward meeting this commitment. The first reporting period ends on December 31, 2003.

                 USX entered into a 15-year take-or-pay arrangement in 1993, which requires the U. S. Steel Group to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $23 million in 2000, 1999 and 1998. If USX elects to terminate the contract early, a maximum termination payment of $96 million, which declines over the duration of the agreement, may be required.

Selected Quarterly Financial Data (Unaudited)

                                                             2000
                                      ---------------------------------------------------
(In millions, except per share data)   4th Qtr.       3rd Qtr.    2nd Qtr.      1st Qtr.
-----------------------------------------------------------------------------------------
Revenues and other income:
 Revenues/(a)/                        $ 1,417          $ 1,462      $ 1,629       $ 1,582
 Other income (loss)                       (4)              13           27             6
                                      -------          -------      -------       -------
    Total                               1,413            1,475        1,656         1,588
Income (loss)
 from operations                         (159)              60          112            91
Income (loss) before
 extraordinary losses                    (139)              19           56            43
Net income (loss)                        (139)              19           56            43
-----------------------------------------------------------------------------------------
Steel Stock data:
-----------------
Income (loss) before
 extraordinary losses
 applicable to Steel Stock            $  (141)         $    17      $    54       $    41
 - Per share: basic                     (1.59)             .19          .62           .45
              diluted                   (1.59)             .19          .62           .45
Dividends paid per share                  .25              .25          .25           .25
Price range of Steel Stock/(b)/:
 - Low                                     12-11/16         14-7/8       18-1/4        20-5/8
 - High                                    18-5/16          19-11/16     26-7/8        32-15/16
-----------------------------------------------------------------------------------------------

                                                                  1999
                                         -------------------------------------------------------
(In millions, except per share data)      4th Qtr.      3rd Qtr.      2nd Qtr.       1st Qtr.
------------------------------------------------------------------------------------------------
Revenues and other income:
 Revenues/(a)/                           $ 1,492       $ 1,415        $ 1,344        $ 1,285
 Other income (loss)                           8           (40)             1            (35)
                                         -------       -------        -------        -------
    Total                                  1,500         1,375          1,345          1,250
Income (loss)
 from operations                              75           (26)           103             (2)
Income (loss) before
 extraordinary losses                         34           (29)            55             (9)
Net income (loss)                             34           (31)            55            (14)
------------------------------------------------------------------------------------------------
Steel Stock data:
-----------------
Income (loss) before
 extraordinary losses
 applicable to Steel Stock               $    32       $   (31)       $    52        $   (11)
 - Per share: basic                          .35          (.35)           .60           (.13)
              diluted                        .35          (.35)           .59           (.13)
Dividends paid per share                     .25           .25            .25            .25
Price range of Steel Stock/(b)/:
 - Low                                        21-3/ 4       24-9/16        23-1/2         22-1/4
 - High                                       33            30-1/16        34-1/4         29-1/8
------------------------------------------------------------------------------------------------


/(a)/ Certain items have been reclassified between revenues and cost of revenues, primarily to give effect to new accounting standards as disclosed in Note 3 of the Notes to Financial Statements. Amounts reclassified in the first, second and third quarters of 2000 were $41 million, $45 million and $45 million, respectively, and for the first, second, third and fourth quarters of 1999 were $39 million, $41 million, $38 million and $38 million, respectively.
/(b)/ Composite tape.


Principal Unconsolidated Investees (Unaudited)

                                                               December 31, 2000
                 Company                            Country       Ownership            Activity
---------------------------------------------------------------------------------------------------------
Clairton 1314B Partnership, L.P.                 United States        10%         Coke & Coke By-Products
Double Eagle Steel Coating Company               United States        50%         Steel Processing
PRO-TEC Coating Company                          United States        50%         Steel Processing
Republic Technologies International, LLC         United States        16%         Steel Products
Transtar, Inc.                                   United States        46%         Transportation
USS-POSCO Industries                             United States        50%         Steel Processing
Worthington Specialty Processing                 United States        50%         Steel Processing
---------------------------------------------------------------------------------------------------------

Supplementary Information on Mineral Reserves (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves relating to the U. S. Steel Group, page U-30.

     Five-Year Operating Summary

     (Thousands of net tons, unless otherwise noted)      2000     1999     1998     1997     1996
     ----------------------------------------------------------------------------------------------
     Raw Steel Production
      Gary, IN                                            6,610    7,102    6,468    7,428    6,840
      Mon Valley, PA                                      2,683    2,821    2,594    2,561    2,746
      Fairfield, AL                                       2,069    2,109    2,152    2,361    1,862
      Kosice, Slovak Republic                               382        -        -        -        -
                                                        -------------------------------------------
          Total                                          11,744   12,032   11,214   12,350   11,448
     ----------------------------------------------------------------------------------------------
     Raw Steel Capability
      Domestic Steel                                     12,800   12,800   12,800   12,800   12,800
      U. S. Steel Kosice/(a)/                               467        -        -        -        -
                                                        -------------------------------------------
          Total                                          13,267   12,800   12,800   12,800   12,800
          Total production as % of total capability        88.5     94.0     87.6     96.5     89.4
     ----------------------------------------------------------------------------------------------
     Hot Metal Production
      Domestic Steel                                      9,904   10,344    9,743   10,591    9,716
      U. S. Steel Kosice                                    340        -        -        -        -
                                                        -------------------------------------------
          Total                                          10,244   10,344    9,743   10,591    9,716
     ----------------------------------------------------------------------------------------------
     Coke Production
      Domestic Steel/(b)/                                 5,003    4,619    4,835    5,757    6,777
      U. S. Steel Kosice                                    188        -        -        -        -
                                                        -------------------------------------------
          Total                                           5,191    4,619    4,835    5,757    6,777
     ----------------------------------------------------------------------------------------------
     Iron Ore Pellets - Minntac, MN
      Shipments                                          15,020   15,025   15,446   16,403   14,962
     ----------------------------------------------------------------------------------------------
     Coal Production                                      6,195    6,632    8,150    7,528    7,283
     ----------------------------------------------------------------------------------------------
     Coal Shipments                                       6,779    6,924    7,670    7,811    7,117
     ----------------------------------------------------------------------------------------------
     Steel Shipments by Product - Domestic Steel
      Sheet and semi-finished steel products              7,409    8,114    7,608    8,170    8,677
      Tubular, plate and tin mill products                3,347    2,515    3,078    3,473    2,695
                                                        -------------------------------------------
          Total                                          10,756   10,629   10,686   11,643   11,372
          Total as % of domestic steel industry             9.8     10.0     10.5     10.9     11.3
     ----------------------------------------------------------------------------------------------
     Steel Shipments by Product - U. S. Steel Kosice
      Sheet and semi-finished steel products                207        -        -        -        -
      Tubular, plate and tin mill products                  110        -        -        -        -
                                                        -------------------------------------------
          Total                                             317        -        -        -        -
     ----------------------------------------------------------------------------------------------
     Steel Shipments by Market - Domestic Steel
      Steel service centers                               2,315    2,456    2,563    2,746    2,831
      Transportation                                      1,466    1,505    1,785    1,758    1,721
      Further conversion:
       Joint ventures                                     1,771    1,818    1,473    1,568    1,542
       Trade customers                                    1,174    1,633    1,140    1,378    1,227
      Containers                                            702      738      794      856      874
      Construction                                          936      844      987      994      865
      Oil, gas and petrochemicals                           973      363      509      810      746
      Export                                                544      321      382      453      493
      All other                                             875      951    1,053    1,080    1,073
                                                        -------------------------------------------
          Total                                          10,756   10,629   10,686   11,643   11,372
     ----------------------------------------------------------------------------------------------
     Average Steel Price Per Ton
      Domestic Steel                                    $   450  $   420  $   469  $   479  $   467
      U. S. Steel Kosice                                    269        -        -        -        -
     ----------------------------------------------------------------------------------------------

     /(a)/ Represents the operations of U. S. Steel Kosice s.r.o., following the acquisition of the steelmaking operations and related assets of VSZ a.s. on November 24, 2000.
     /(b)/ The reduction in coke production after 1996 reflected U. S. Steel's entry into a strategic partnership with two limited partners on June 1, 1997, to acquire an interest in three coke batteries at its Clairton (Pa.) Works.

     Five-Year Financial Summary

     (Dollars in millions, except as noted)                      2000         1999           1998       1997       1996
     --------------------------------------------------------------------------------------------------------------------
     Revenues and Other Income
       Revenues by product:
        Sheet and semi-finished steel products                 $ 3,288       $ 3,433         $ 3,598    $ 3,923   $ 3,774
        Tubular, plate and tin mill products                     1,731         1,140           1,546      1,793     1,671
        Raw materials (coal, coke and iron ore)                    626           549             744        796       824
        Other/(a)/                                                 445           414             490        517       466
       Income (loss) from investees                                 (8)          (89)             46         69        66
       Net gains on disposal of assets                              46            21              54         57        16
       Other income (loss)                                           4             2              (1)         1        55
                                                               -------       -------         -------    -------   -------
          Total revenues and other income/(b)/                 $ 6,132       $ 5,470         $ 6,477    $ 7,156   $ 6,872
     --------------------------------------------------------------------------------------------------------------------
     Income From Operations
       Segment income:
        Domestic Steel/(b)/                                    $    23       $    91         $   517    $   787   $   420
        U. S. Steel Kosice                                           2             -               -          -         -
       Items not allocated to segments:
        Net pension credits/(b)/                                   266           228             186        144       158
        Costs of former businesses                                 (91)          (83)           (100)      (125)     (120)
        Administrative expenses                                    (25)          (17)            (24)       (33)      (28)
        Other/(c)/                                                 (71)          (69)              -          -        53
                                                               -------       -------         -------   --------   -------
          Total income from operations                             104           150             579        773       483
       Net interest and other financial costs                      105            74              42         87       116
       Provision for income taxes                                   20            25             173        234        92
     --------------------------------------------------------------------------------------------------------------------
     Income (Loss) Before
      Extraordinary Losses                                     $   (21)      $    51         $   364    $   452   $   275
       Per common share - basic (in dollars)                      (.33)          .48            4.05       5.24      3.00
                        - diluted (in dollars)                    (.33)          .48            3.92       4.88      2.97
     Net Income (Loss)                                         $   (21)      $    44         $   364    $   452   $   273
       Per common share - basic (in dollars)                      (.33)          .40            4.05       5.24      2.98
                        - diluted (in dollars)                    (.33)          .40            3.92       4.88      2.95
     --------------------------------------------------------------------------------------------------------------------
     Balance Sheet Position at year-end
       Current assets                                          $ 2,717       $ 1,981         $ 1,275    $ 1,531   $ 1,428
       Net property, plant and equipment                         2,739         2,516           2,500      2,496     2,551
       Total assets                                              8,711         7,525           6,749      6,694     6,580
       Short-term debt                                             209            13              25         67        91
       Other current liabilities                                 1,182         1,271             991      1,267     1,208
       Long-term debt                                            2,236           902             464        456     1,014
       Employee benefits                                         1,767         2,245           2,315      2,338     2,430
       Trust preferred securities and
        preferred stock of subsidiary                              249           249             248        248        64
       Common stockholders' equity                               1,917         2,053           2,090      1,779     1,559
        Per share (in dollars)                                   21.58         23.23           23.66      20.56     18.37
     --------------------------------------------------------------------------------------------------------------------
     Cash Flow Data
       Net cash from operating activities                      $  (627)      $   (80)        $   380    $   476   $    92
       Capital expenditures                                        244           287             310        261       337
       Disposal of assets                                           21            10              21        420       161
       Dividends paid                                               97            97              96         96       104
     --------------------------------------------------------------------------------------------------------------------
     Employee Data
       Total employment costs                                  $ 1,197/(d)/  $ 1,148         $ 1,305    $ 1,417   $ 1,372
       Average domestic employment cost
        (dollars per hour)                                       28.70         28.35           30.42      31.56     30.35
       Average number of domestic employees                     19,353        19,266          20,267     20,683    20,831
       Number of U. S. Steel Kosice s.r.o.
        employees at year-end                                   16,244             -               -          -         -
       Number of pensioners at year-end                         94,339        97,102/(e)/     92,051     93,952    96,510
     --------------------------------------------------------------------------------------------------------------------
     Stockholder Data at year-end
       Number of common shares
        outstanding (in millions)                                 88.8          88.4            88.3       86.6      84.9
       Registered shareholders (in thousands)                     50.3          55.6            60.2       65.1      71.0
       Market price of common stock                            $18.000       $33.000         $23.000    $31.250   $31.375
     --------------------------------------------------------------------------------------------------------------------

     /(a)/ Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management.
     /(b)/ 1996-1999 reclassified to conform to 2000 classifications.
     /(c)/ Includes impairment of coal assets in 2000, losses related to investments in equity investees in 1999 and gain on investee stock offering in 1996.
     /(d)/ Includes U. S. Steel Kosice s.r.o. from date of acquisition.
     /(e)/ Includes approximately 8,000 surviving spouse beneficiaries added to the U. S. Steel pension plan in 1999.

             Management's Discussion and Analysis

                The U. S. Steel Group is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, and Republic Technologies International, LLC ("Republic"). On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o. ("USSK"), which held the steel and related assets of VSZ a.s. ("VSZ"), headquartered in the Slovak Republic. Management's Discussion and Analysis should be read in conjunction with the U.
             S. Steel Group's Financial Statements and Notes to Financial Statements.

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

Management's Discussion and Analysis of Income

                Revenues and Other Income for each of the last three years are summarized in the following table:

             (Dollars in millions)                                 2000           1999           1998
             -----------------------------------------------------------------------------------------
             Revenues by product:
              Sheet and semi-finished steel products             $3,288         $3,433         $3,598
              Tubular, plate, and tin mill products               1,731          1,140          1,546
              Raw materials (coal, coke and iron ore)               626            549            744
              Other/(a)/                                            445            414            490
             Income (loss) from investees                            (8)           (89)            46
             Net gains on disposal of assets                         46             21             54
             Other income (loss)                                      4              2             (1)
                                                                 ------         ------         ------
               Total revenues and other income                   $6,132         $5,470         $6,477
             -----------------------------------------------------------------------------------------

             /(a)/ Includes revenue from the sale of steel production by-
                   products, real estate development, resource management, and engineering and consulting services.

                Total revenues and other income increased by $662 million in
             2000 from 1999 primarily due to the consolidation of Lorain Tubular Company, LLC, ("Lorain Tubular") effective January 1, 2000, higher average realized prices, particularly tubular product prices, and lower losses from investees, which, in 1999, included a $47 million charge for the impairment of U. S. Steel's investment in USS/Kobe Steel Company. Total revenues and other income in 1999 decreased by $1,007 million from 1998 primarily due to lower average realized prices and lower income from investees.

             Management's Discussion and Analysis continued

                Income from operations for the U. S. Steel Group for the last three years was:

             (Dollars in millions)                                              2000          1999          1998
             -----------------------------------------------------------------------------------------------------
             Segment income for Domestic Steel/(a)/                            $  23         $  91         $ 517
             Segment income for U. S. Steel Kosice/(b)/                            2             -             -
                                                                               -----         -----         -----
                 Income for reportable segments                                $  25         $  91         $ 517
             Items not allocated to segments:
              Net pension credits                                                266           228           186
              Administrative expenses                                            (25)          (17)          (24)
              Costs related to former business activities/(c)/                   (91)          (83)         (100)
              Asset impairments  - Coal                                          (71)            -             -
              Impairment of USX's investment in USS/Kobe and costs
               related to formation of Republic                                    -           (47)            -
              Loss on investment in RTI stock used to satisfy indexed
               debt obligations/(d)/                                               -           (22)            -
                                                                               -----         -----         -----
                 Total income from operations                                  $ 104         $ 150         $ 579
             -----------------------------------------------------------------------------------------------------

              /(a)/ Includes income from the sale and domestic production of steel mill products, coke and taconite pellets; the management of mineral resources; coal mining; real estate development and management; and engineering and consulting services.
             /(b)/ Includes the sale and production of steel products from facilities primarily located in the Slovak Republic commencing November 24, 2000. For further details, see Note 5 to the U. S. Steel Group Financial Statements.
             /(c)/ Includes the portion of postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.
             /(d)/ For further details, see Note 6 to the U. S. Steel Group Financial Statements.

             Segment income for Domestic Steel

                Domestic Steel operations recorded segment income of $23 million in 2000 versus segment income of $91 million in 1999, a decrease of $68 million. The 2000 segment income included $36 million for certain environmental and legal accruals, a $34 million charge to establish reserves against notes and receivables from financially distressed steel companies and a $10 million charge for USX's share of Republic special charges. Results in 1999 included $17 million in charges for certain environmental and legal accruals and $7 million in various non-recurring investee charges. Excluding these items, the decrease in segment income for Domestic Steel was primarily due to higher costs related to energy and inefficient operating levels due to lower throughput, lower income from raw materials operations, particularly coal operations and lower sheet shipments resulting from high levels of imports that continued in 2000.

                Segment income for Domestic Steel operations in 1999 decreased
             $426 million from 1998. Results in 1998 included a net favorable $30 million for an insurance litigation settlement and charges of $10 million related to a voluntary workforce reduction plan. Excluding these items, the decrease in segment income for Domestic Steel was primarily due to lower average steel prices, lower income from raw materials operations, a less favorable product mix and lower income from investees.

                Segment income for U. S. Steel Kosice

                USSK segment income for the period following the November 24,
             2000 acquisition was $2 million.

                Items not allocated to segments: Net pension credits, which are primarily noncash, totaled $266 million in 2000, $228 million in 1999 and $186 million in 1998. Net pension credits in 1999 included $35 million for a one-time favorable pension settlement primarily related to the voluntary early retirement program for salaried employees. For additional information on pensions, see Note 12 to the U. S. Steel Group Financial Statements.

             Management's Discussion and Analysis continued

                Asset impairments - Coal, were for asset impairments at U. S.
             Steel Mining's coal mines in Alabama and West Virginia in 2000 following a reassessment of long-term prospects after adverse geological conditions were encountered.

                In 1999, an impairment of USX's investment in USS/Kobe and costs related to the formation of Republic totaled $47 million.

                Income from operations in 1999 also included a loss on
             investment in RTI stock used to satisfy indexed debt obligations of $22 million from the termination of ownership in RTI International Metals, Inc. For further discussion, see Note 6 to the U. S. Steel Group Financial Statements.

                Net interest and other financial costs for each of the last three years are summarized in the following table:


             (Dollars in millions)                      2000   1999   1998
             ------------------------------------------------------------------

             Net interest and other financial costs    $ 105  $  74  $  42
             Less:
              Favorable adjustment to
               carrying value of Indexed Debt/(a)/         -     13     44
                                                       -----  -----  -----
             Net interest and other financial costs
               adjusted to exclude above item          $ 105  $  87  $  86
             -------------------------------------------------------------------

             /(a)/ In December 1996, USX issued $117 million of 6-3/4%
                   Exchangeable Notes Due February 1, 2000 ("Indexed Debt") indexed to the price of RTI common stock. The carrying value of Indexed Debt was adjusted quarterly to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment was credited to income and included in interest and other financial costs. For further discussion of Indexed Debt, see Note 6 to the U. S. Steel Group Financial Statements.

                Adjusted net interest and other financial costs increased $18 million in 2000 as compared with 1999, primarily due to higher average debt levels. Adjusted net interest and other financial costs were $87 million in 1999 as compared with $86 million in 1998.

                The provision for income taxes in 2000 decreased compared to
             1999 primarily due to a decline in income from operations, offset by higher state income taxes as certain previously recorded state tax benefits will not be utilized. The provision for income taxes in 1999 decreased compared to 1998 due to a decline in income from operations. For further discussion on income taxes, see Note 15 to the U. S. Steel Group Financial Statements.

                The extraordinary loss on extinguishment of debt of $7 million, net of income tax benefit, in 1999 included a $5 million loss resulting from the satisfaction of the indexed debt and a $2 million loss for U. S. Steel's share of Republic's extraordinary loss related to the early extinguishment of debt. For additional information, see Note 6 to the U. S. Steel Group Financial Statements.

                The U. S. Steel Group recorded a 2000 net loss of $21 million, compared with net income of $44 million in 1999 and $364 million in 1998. Net income decreased $65 million in 2000 from 1999, and decreased $320 million in 1999 from 1998. The decreases in net income primarily reflect the factors discussed above.

             Management's Discussion and Analysis continued

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

                Current assets at year-end 2000 increased $736 million from year-end 1999 primarily due to an increase in cash and cash equivalents, a larger inter-group income tax receivable, and increased trade receivables and inventories resulting from the acquisition of USSK.

                Net property, plant and equipment at year-end 2000 increased
             $223 million from year-end 1999 primarily due to the acquisition of USSK.

                Current liabilities in 2000 increased $107 million from 1999 primarily due to increased notes payable and increased debt due within one year, partially offset by a decrease in payroll and benefits payable.

                Total long-term debt and notes payable at December 31, 2000 of
             $2,445 million was $1,530 million higher than year-end 1999. USX debt attributed to the U. S. Steel Group increased partially due to a $500 million elective contribution to a Voluntary Employee Benefit Association ("VEBA"), a trust established by contract in 1994 covering United Steelworkers of America retirees' health care and life insurance benefits, and the acquisition of USSK. Excluding the impact of these items, the increase in debt was primarily due to lower cash flow provided from operating activities partially offset by reduced capital expenditures. For further discussion of the VEBA contribution, see Note 12 to the U. S. Steel Group Financial Statements. Most of the debt is a direct obligation of, or is guaranteed by, USX.

                Employee benefits at December 31, 2000 decreased $478 million primarily due to the $500 million elective contribution to a VEBA.

                Net cash used in operating activities in 2000 was $627 million and reflected the $500 million elective contribution to a VEBA and a $30 million elective contribution to a non-union retiree life insurance trust, partially offset by an income tax settlement with the Marathon Group in accordance with the group tax allocation policy. Net cash used in operating activities was $80 million in 1999 including a net payment of $320 million upon the expiration of the accounts receivable program. Excluding these non-recurring items in both years, net cash provided from operating activities decreased $434 million in 2000 due mainly to decreased profitability and an increase in working capital.

                Net cash provided from operating activities was $380 million in
             1998 and included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works No. 8 blast furnace explosion and the payment of $30 million for the repurchase of sold accounts receivable, partially offset by an income tax settlement with the Marathon Group in accordance with the group tax allocation policy. Excluding these non-recurring items in both years, net cash provided from operating activities decreased $110 million in 1999 due mainly to decreased profitability.

                Capital expenditures in 2000 included exercising an early buyout option of a lease for approximately half of the Gary Works No. 2 Slab Caster; the continued replacement of coke battery thruwalls at Gary Works; installation of the remaining two coilers at Gary's hot strip mill; a blast furnace stove replacement at Gary Works; and the continuation of an upgrade to the Mon Valley cold reduction mill. Capital expenditures in 1999 included the completion of the new 64" pickle line at Mon Valley Works; the replacement of one coiler at the Gary hot strip mill; an upgrade to the Mon Valley

             Management's Discussion and Analysis continued

             cold reduction mill; replacement of coke battery thruwalls at Gary Works; several projects at Gary Works allowing for production of specialized high strength steels, primarily for the automotive market; and completion of the conversion of the Fairfield pipemill to use rounds instead of square blooms. Contract commitments for capital expenditures at year-end 2000 were $206 million, compared with $83 million at year-end 1999.

                Capital expenditures for 2001 are expected to be approximately
             $425 million including exercising an early buyout option of a lease for the balance of the Gary Works No. 2 Slab Caster; work on the No. 3 blast furnace at Mon Valley Works; work on the No. 2 stove at the No. 6 blast furnace at Gary Works; the completion of the replacement of coke battery thruwalls at Gary Works; the completion of an upgrade to the Mon Valley cold reduction mill; mobile equipment purchases; systems development project; and projects at USSK, including the completion of the tin mill upgrade.

                The preceding statement concerning expected 2001 capital
             expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, whether or not assets are purchased or financed by operating leases, unforeseen hazards such as weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

                Investments in investees in 2000 of $35 million largely
             reflected an investment in stock of VSZ in which USX now holds a 25 percent interest. Investments in investees in 1999 of $15 million was an investment in Republic. Investments in investees in 1998 of $73 million mainly reflects funding for entry into a joint venture in the Slovak Republic with VSZ.

                The acquisition of U. S. Steel Kosice s.r.o. totaled $10 million in 2000 which reflected a $69 million purchase price net of cash acquired in the transaction of $59 million.

                Net cash changes related to financial obligations increased by
             $1,202 million, $486 million and $9 million in 2000, 1999 and 1998, respectively. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups as well as debt and financing agreements specifically attributed to the U. S. Steel Group. The increase in 2000 primarily reflected the net effects of cash used in operating activities, including a VEBA contribution, cash used in investing activities, dividend payments and preferred stock repurchases. The increase in 1999 primarily reflected the net effects of cash used in operating and investing activities and dividend payments. For a discussion of USX financing activities attributed to both groups, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

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

                In addition, the U. S. Steel Group expects to incur capital expenditures to meet environmental standards under the Slovak Republic's environmental laws for its USSK operation.

                The U. S. Steel Group's environmental expenditures for the last three years were/(a)/:

             (Dollars in millions)                     2000   1999   1998
             ---------------------------------------------------------------
             Capital                                  $  18  $  32  $  49
             Compliance
              Operating & maintenance                   194    199    198
              Remediation/(b)/                           18     22     19
                                                      -----  -----  -----
                 Total U. S. Steel Group              $ 230  $ 253  $ 266
             ---------------------------------------------------------------

             /(a)/ Based on previously established U. S. Department of Commerce survey guidelines.
             /(b)/ These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include noncash provisions recorded for environmental remediation.

                The U. S. Steel Group's environmental capital expenditures accounted for 7%, 11% and 16% of total capital expenditures in 2000, 1999 and 1998, respectively.

                Compliance expenditures represented 4% of the U. S. Steel
             Group's total costs and expenses in 2000, 1999 and 1998. Remediation spending during 1998 to 2000 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in a river that receives discharges from the Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

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

             Management's Discussion and Analysis continued

                USX has been notified that it is a potential responsible party
             (``PRP'') at 25 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act (``CERCLA'') as of December 31, 2000. In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 29 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 26 to the U. S. Steel Group Financial Statements.

                In October 1996, USX was notified by the Indiana Department of
             Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U. S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a pre-assessment screen pursuant to federal regulations and have determined to perform a Natural Resource Damages Assessment. USX was identified as a PRP along with 15 other companies owning property along the river and harbor canal. USX and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group is discussing settlement opportunities with the trustees and the U.S. Environmental Protection Agency ("EPA").

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

             Management's Discussion and Analysis continued

                In 1998, USX entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, USX paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, USX will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and USX is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $36.4 million over the next five years. Estimated remediation and monitoring costs for this project have been accrued.

                In February 1999, the U.S. Department of Justice and EPA issued a letter demanding a cash payment of approximately $4 million to resolve a Finding of Violation issued in 1997 alleging improper sampling of benzene waste streams at Gary Coke. On September 18, 2000, a Consent Decree was entered which required USX to pay a civil penalty of $587,000 and to replace PCB transformers as a Supplemental Environmental Program at a cost of approximately $2.2 million. Payment of the civil penalty was made on October 13, 2000.

                New or expanded environmental requirements, which could increase the U. S. Steel Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the U. S. Steel Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2001. The
             U. S. Steel Group's capital expenditures for environmental are expected to be approximately $20 million in 2001 and are expected to be spent on projects primarily at Gary Works and USSK. Predictions beyond 2001 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $51 million in 2002; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

Management's Discussion and Analysis of Operations

                Despite a strong start, 2000 turned out to be a difficult year for the domestic steel industry. Steel imports to the United States accounted for an estimated 27%, 26% and 30% of the domestic steel market for 2000, 1999 and 1998, respectively. In 2000, steel imports of pipe increased 37% and imports of hot rolled sheets increased 19%, compared to 1999.

                For the U. S. Steel Group in 2000, domestic sheet and semi-
             finished product shipments decreased 9% compared to 1999. In addition, higher natural gas prices increased production cost by approximately $70 million over 1999. Nevertheless, average realized steel prices were 7.1% higher in 2000 versus 1999 due primarily to a strong tubular market and a better product mix from including Lorain Tubular shipments, effective January 1, 2000. However, sheet prices deteriorated during the second half of the year to fourth quarter levels which were among the lowest in the last 20 years. By year-end, several competitors had filed for Chapter 11 bankruptcy, adding more uncertainty to already weak steel markets.

                Total steel shipments were 11.1 million tons in 2000, 10.6 million tons in 1999, and 10.7 million tons in 1998. Domestic Steel shipments comprised approximately 9.8% of the domestic steel market in 2000. Domestic Steel shipments were negatively affected by high import levels in 1998, 1999 and 2000 and by weak tubular markets in 1999 and 1998. Exports accounted for approximately 5% of Domestic Steel shipments in 2000, 3% in 1999 and 4% in 1998.

                Domestic raw steel production was 11.4 million tons in 2000, compared with 12.0 million tons in 1999 and 11.2 million tons in 1998. Domestic raw steel production averaged 89% of capability in 2000, compared with 94% of capability in 1999 and 88% of capability in 1998. In 2000, domestic raw steel production was negatively impacted by a planned reline at Gary Works No. 4 blast furnace in July 2000. Because of market conditions, U. S. Steel Group limited its domestic production by keeping the Gary Works No. 4 blast furnace out of service through year-end 2000. In 1998, domestic raw steel production was negatively affected by a planned reline at Gary Works No. 6 blast furnace, an unplanned blast furnace outage at the Gary Works No. 13 blast furnace, and the idling of certain facilities as a result of the increase in imports. Because of market conditions, U. S. Steel Group curtailed its domestic production by keeping the Gary Works No. 6 blast furnace out of service until February 1999, after a scheduled reline was completed in mid-August 1998. In addition, domestic raw steel production was cut back at Mon Valley Works and Fairfield Works during 1998. U. S. Steel's stated annual domestic raw steel production capability was
             12.8 million tons in 2000, 1999 and 1998. USSK's stated annual raw steel production capability for 2000 was 4.5 million net tons. After the acquisition, raw steel production at USSK in 2000 averaged 82% of capability.

             Management's discussion and Analysis continued

                On November 13, 2000, U. S. Steel Group joined with eight other producers and the Independent Steelworkers Union to file trade cases against hot-rolled carbon steel flat products from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine). Three days later, the USWA also entered the cases as a petitioner. Antidumping ("AD") cases were filed against all the countries and countervailing duty ("CVD") cases were filed against Argentina, India, Indonesia, South Africa, and Thailand. On December 28, 2000, the U.S. International Trade Commission ("ITC") made a preliminary determination that there is a reasonable indication that the domestic industry is being materially injured by the imports in question. As a result, both the ITC and U.S. Department of Commerce ("Commerce") will continue their investigations in these cases.

                U. S. Steel Group believes that the remedies provided by U.S.
             law to private litigants are insufficient to correct the widespread dumping and subsidy abuses that currently characterize steel imports into our country. U. S. Steel Group, nevertheless, intends to file additional AD and CVD petitions against unfairly traded imports that adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group and is urging the U.S. government to take additional steps.

                On July 3, 2000, Commerce and the ITC initiated mandatory five-
             year "sunset" reviews of AD orders issued in 1995 against seamless pipe from Argentina, Brazil, Germany and Italy and oil country tubular goods ("OCTG") from Argentina, Italy, Japan, Mexico and South Korea. The reviews also encompass the 1995 CVD orders against the same two products from Italy. The "sunset" review procedures require that an order must be revoked after five years unless Commerce and the ITC determine that, if the orders would be discontinued, dumping or a countervailable subsidy would be likely to continue or recur and material injury to the domestic industry would be likely to continue or recur. Of the 11 orders, 8 are the subject of expedited review at Commerce because there was no response, inadequate response, or waiver of participation by the respondent parties. Therefore, at Commerce, only three of the orders (AD: OCTG from Mexico; and CVD: OCTG and seamless pipe from Italy) are the subject of a full review. The ITC is conducting full reviews of all the cases, despite the fact that responses by some of the respondent countries were inadequate.

                The U. S. Steel Group depreciates domestic steel assets by modifying straight-line depreciation based on the level of production. Depreciation charges for 2000, 1999, and 1998 were 94%, 99%, and 93%, respectively, of straight-line depreciation based on production levels for each of the years. See Note 2 to the U. S. Steel Group Financial Statements.

             Outlook for 2001

                Domestic Steel's order book and prices remain soft due to
             continued high import volumes (which in 2000 were second only to record-year 1998 levels), a draw-down of inventories by spot purchasers and increasing evidence that the growth in the domestic economy is slowing. In addition to these factors, our plate products business is being impacted by recently added domestic capacity. Although domestic shipments for the first quarter of 2001 are projected to be somewhat better than fourth quarter 2000 levels, we expect that sheet and plate pricing, which declined markedly in the fourth quarter, will continue to be depressed as a result of the factors cited above. The tubular business, however, remains strong. For the year 2001, domestic shipments are expected to be approximately 11 million net tons, excluding any shipments from the potential acquisition of LTV Corporation tin operations. For the year 2001, USSK shipments are expected to be approximately
             3.3 million to 3.6 million net tons.

             Management's discussion and Analysis continued


                High natural gas prices adversely affected our results in 2000 and are expected to persist for some time. The blast furnace idled at Gary Works in July 2000 for a planned 10-day outage remained down until late February 2001 due to business conditions. The U. S. Steel Group has continued its cost reduction efforts, and has recently requested from its current suppliers an immediate, temporary eight percent price reduction from existing levels to help weather this difficult period.

                Several domestic competitors recently have filed for Chapter 11 bankruptcy protection. This provides them with certain competitive advantages and further demonstrates the very difficult economic circumstances faced by the domestic industry.

                U. S. Steel Group's income from operations includes net pension credits, which are primarily noncash, associated with all of U. S. Steel's pension plans. Net pension credits were $266 million in 2000. At the end of 2000, U. S. Steel's main pension plans' transition asset was fully amortized, decreasing the pension credit by $69 million annually in future years for this component. In addition, for the year 2001, low marketplace returns on trust assets in the year 2000 and pending business combinations in the current year are expected to further reduce net pension credits to approximately $160 million. The above includes forward-looking statements concerning net pension credits which can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of a discount rate and rate of return on plan assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels, business combinations and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected.

                The U. S. Steel Group includes a 16 percent equity method
             investment in Republic (through an ownership interest in Republic Technologies International Holdings, LLC ("Republic Holdings"), which is the sole owner of Republic). In the third quarter of 2000, Republic announced that it had completed a financial restructuring to improve its liquidity position. Republic raised approximately $30 million in loans from certain of its direct and indirect equity partners in exchange for notes of Republic and warrants to purchase Class D common stock of Republic Technologies International, Inc., Republic's majority owner. The U. S. Steel Group's portion was approximately $6 million and the U. S. Steel Group also agreed to certain deferred payment terms into the year 2002, up to a maximum of $30 million, with regard to Republic's obligations relating to iron ore pellets supplied to Republic. In its Form 10-Q for the period ended September 30, 2000, which was filed with the SEC on October 31, 2000, Republic Holdings stated that "Notwithstanding these efforts, [Republic Holdings] may need to obtain additional financing to meet its cash flow requirements, including financing from the sale of additional debt or equity securities." Republic Holdings also stated "As a result of the factors mentioned above, [Republic Holdings] is highly leveraged and could be considered a risky investment."

                At December 31, 2000, the U. S. Steel Group's financial exposure to Republic totaled approximately $131 million, consisting of amounts owed by Republic to the U. S. Steel Group and debt obligations assumed by Republic.

             Management's discussion and Analysis continued


                In early October 2000, the U. S. Steel Group announced an
             agreement with LTV Corporation ("LTV") to purchase LTV's tin mill products business, including its Indiana Harbor, Indiana tin operations. This acquisition recently closed and was effective March 1, 2001. Terms of this noncash transaction call for the U. S. Steel Group to assume certain employee-related obligations of LTV. The U. S. Steel Group intends to operate these facilities as an ongoing business and tin mill employees at Indiana Harbor became U.
             S. Steel Group employees. The U. S. Steel Group and LTV also entered into 5-year agreements for LTV to supply the U. S. Steel Group with pickled hot bands and for the U. S. Steel Group to provide LTV with processing of cold rolled steel.

                In October 2000, Transtar announced it had entered into a
             Reorganization and Exchange Agreement with its two voting shareholders. Upon closing, Transtar and certain of its subsidiaries, namely, the Birmingham Southern Railroad Company; the Elgin, Joliet and Eastern Railway Company; the Lake Terminal Railroad Company; the McKeesport Connecting Railroad Company; the Mobile River Terminal Company, Inc.; the Union Railroad Company; the Warrior & Gulf Navigation Company; and Tracks Traffic and Management Services, Inc., will become subsidiaries within the U.
             S. Steel Group. The other shareholder, Transtar Holdings, L.P., an affiliate of Blackstone Capital Partners L.P., will become the owner of the other subsidiaries.

                The preceding statements concerning anticipated steel demand, steel pricing, and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by imports, domestic and international economies, domestic production capacity, the completion of the LTV and Transtar transactions, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

                Accounting Standards

                In the fourth quarter of 2000, USX adopted the following
             accounting pronouncements primarily related to the classification of items in the financial statements. The adoption of these new pronouncements had no net effect on the financial position or results of operations of USX, although they required reclassifications of certain amounts in the financial statements, including all prior periods presented.

                . In December 1999, the Securities and Exchange Commission
                  ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification.

                . In 2000, the Emerging Issues Task Force of the Financial
                  Accounting Standards Board ("EITF") issued EITF consensus No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", which addresses whether certain items should be reported as a reduction of revenue or as a component of both revenues and cost of revenues, and EITF Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the classification of costs incurred for shipping goods to customers.

                  Management's discussion and Analysis continued


                . In September 2000, the Financial Accounting Standards Board
                  issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. USX adopted certain recognition and reclassification provisions of SFAS 140, which were effective for fiscal years ending after December 15, 2000. The remaining provisions of SFAS 140 are effective after March 31, 2001.

                In June 1998, the Financial Accounting Standards Board issued
             Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which later was amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value. Changes in fair value will be reflected in either current period net income or other comprehensive income, depending on the designation of the derivative instrument. The U. S. Steel Group may elect not to designate a derivative instrument as a hedge even if the strategy would be expected to qualify for hedge accounting treatment. The adoption of SFAS No. 133 will change the timing of recognition for derivative gains and losses as compared to previous accounting standards.

                The U. S. Steel Group will adopt the Standard effective January
             1, 2001. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle. The transition adjustment for the U. S. Steel Group is expected to be immaterial. The amounts reported as other comprehensive income will be reflected in net income when the anticipated physical transactions are consummated. It is not possible to estimate the effect that this Standard will have on future results of operations.

             Quantitative and Qualitative Disclosures About Market Risk


             Management Opinion Concerning Derivative Instruments

                USX uses commodity-based and foreign currency derivative
             instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, and nonferrous metals. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While USX's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

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

             Commodity Price Risk and Related Risks

                In the normal course of its business, the U. S. Steel Group is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. To a lesser extent, the U. S. Steel Group is exposed to price risk related to the purchase, production or sale of coal and coke and the purchase of natural gas, steel scrap and certain nonferrous metals used as raw materials.

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

                The U. S. Steel Group recorded net pretax other than trading activity gains of $2 million in 2000, losses of $4 million in 1999 and losses of $6 million in 1998. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities. For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 24 to the U. S. Steel Group Financial Statements.

             Quantitative and Qualitative Disclosures
             About Market Risk continued

             Interest Rate Risk

                USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2000 and 1999 interest rates on the fair value of the U. S. Steel Group's specifically attributed non-derivative financial instruments and the U. S. Steel Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

             (Dollars in millions)
             -----------------------------------------------------------------------------------------------
             As of December 31,                                      2000                     1999
                                                                        Incremental              Incremental
                                                                        Increase in              Increase in
                                                               Fair        Fair        Fair         Fair
             Non-Derivative Financial Instruments/(a)/      Value/(b)/  Value/(c)/   Value/(b)/  Value/(c)/
             -----------------------------------------------------------------------------------------------
             Financial assets:
              Investments and long-term receivables/(d)/      $    137      $     -    $  122      $   -
             Financial liabilities:
              Long-term debt/(e)(f)/                          $  2,375      $    80    $  835      $  20
              Preferred stock of subsidiary/(g)/                    63            5        63          5
              USX obligated mandatorily
               redeemable convertible preferred
               securities of a subsidiary trust/(g)/               119           10       169         15
                                                              --------      -------    ------      -----
                 Total liabilities                            $  2,557      $    95    $1,067      $  40

             /(a)/ Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
             /(b)/ See Note 25 to the U. S. Steel Group Financial Statements
                   for carrying value of instruments.
             /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 2000 and December 31, 1999, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 2000 and December 31, 1999.
             /(d)/ For additional information, see Note 16 to the U. S. Steel
                   Group Consolidated Financial Statements.
             /(e)/ Includes amounts due within one year.
             /(f)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 11 to the U.
                   S. Steel Group Financial Statements.
             /(g)/ See Note 22 to the USX Consolidated Financial Statements.

                    At December 31, 2000, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $80 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

             Quantitative and Qualitative Disclosures
             About Market Risk continued

             Foreign Currency Exchange Rate Risk

                USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the Euro and Slovak koruna. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2000, the U. S. Steel Group had no open forward currency contracts.

                Equity Price Risk

                USX is subject to equity price risk and liquidity risk related to its investment in VSZ, which is attributed to the U. S. Steel Group. These risks are not readily quantifiable.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of USX required by this item is incorporated by reference to the material appearing under the heading "Election of Directors"in USX's Proxy Statement dated March 12, 2001, for the 2001 Annual Meeting of Stockholders.

         The executive officers of USX or its subsidiaries and their ages as of February 1, 2001, are as follows:

USX - Corporate
     Albert G. Adkins............... 53  Comptroller
     Albert E. Ferrara, Jr.......... 52  Vice President-Strategic Planning
     Edward F. Guna................. 52  Vice President & Treasurer
     Robert M. Hernandez............ 56  Vice Chairman & Chief Financial Officer
     Kenneth L. Matheny............. 53  Vice President-Investor Relations
     Dan D. Sandman................. 52  General Counsel, Secretary and Senior
                                         Vice President-Human Resources & Public
                                         Affairs
     Larry G. Schultz............... 51  Vice President-Accounting
     Terrence D. Straub............. 55  Vice President-Governmental Affairs
     Thomas J. Usher................ 58  Chairman of the Board & Chief Executive
                                         Officer

USX - Marathon Group
     Philip G. Behrman.............. 50  Senior Vice President-Worldwide
                                         Exploration-Marathon Oil Company
     Clarence P. Cazalot, Jr........ 50  Vice Chairman-USX Corporation and
                                         President-Marathon Oil Company
     J. Louis Frank................. 64  Executive Vice President
     G. David Golder................ 53  Senior Vice President-Commercialization
                                         and Development-Marathon Oil Company
     Steven B. Hinchman............. 52  Senior Vice President-Production
                                         Operations
     Steven J. Lowden............... 41  Senior Vice President-Business
                                         Development-Marathon Oil Company
     John T. Mills.................. 53  Senior Vice President-Finance &
                                            Administration-Marathon Oil Company
     William F. Schwind, Jr......... 56  General Counsel & Secretary-Marathon
                                         Oil Company

USX - U. S. Steel Group
     Charles G. Carson, III......... 58  Vice President-Environmental Affairs
     Roy G. Dorrance................ 55  Executive Vice President
     Charles C. Gedeon.............. 60  Executive Vice President-Raw Materials
                                         & Diversified Businesses
     Gretchen R. Haggerty........... 45  Vice President-Accounting & Finance
     Bruce A. Haines................ 56  Vice President-Technology & Management
                                         Services
     J. Paul Kadlic................. 59  Executive Vice President-Sheet Products
     James D. Garraux............... 48  Vice President-Employee Relations
     Stephan K. Todd................ 55  General Counsel
     Paul J. Wilhelm................ 58  Vice Chairman-USX Corporation and
                                         President-U. S. Steel Group

         With the exception of Mr. Cazalot, Mr. Behrman and Mr. Lowden mentioned above, all of the executive officers have held responsible management or professional positions with USX or its subsidiaries for more than the past five years.

Item 11. MANAGEMENT REMUNERATION

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in USX's Proxy Statement dated March 12, 2001, for the 2001 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners"and "Security Ownership of Directors and Executive Officers" in USX's Proxy Statement dated March 12, 2001, for the 2001 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in USX's Proxy Statement dated March 12, 2001, for the 2001 Annual Meeting of Stockholders.

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

                 Supplementary Data -
                 Summarized Financial Information of Marathon Oil Company is provided on page 63. Disclosures About Forward-Looking Statements are provided beginning on page 64.

         B.   Reports on Form 8-K

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

              Form 8-K dated November 22, 2000, reporting under Item 9. Regulation FD Disclosure, the press release titled "U. S. Steel Group Experiencing Coal Production Problems at Two Mines".

              Form 8-K dated November 29, 2000, reporting under Item 9. Regulation FD Disclosure, the press releases titled "Surma Named President of Marathon Ashland Petroleum LLC"and "Marathon Announces new Executive Vice President".

              Form 8-K dated November 30, 2000, reporting under Item 9. Regulation FD Disclosure, the press release titled "USX to Retain Advisors to Study its Capital Structure".

              Form 8-K dated November 30, 2000, reporting under Item 9. Regulation FD Disclosure, the press release titled "Marathon Reviews Progress of Upstream and Downstream Businesses".

              Form 8-K dated December 6, 2000, reporting under Item 9. Regulation FD Disclosure, the press release titled "Marathon Sakhalin Limited and Shell Sakhalin Holdings B.V. complete exchange agreement".

              Form 8-K dated December 28, 2000, reporting under Item 9. Regulation FD Disclosure, the press release titled "Marathon and Kinder Morgan agree to form Permian Basin joint venture".

              Form 8-K dated December 28, 2000, reporting under Item 9. Regulation FD Disclosure, that in December 2000, USX-U. S. Steel Group made a voluntary $500 million contribution to the Voluntary Employee Benefit Association (VEBA), which was established as part of the 1994 agreement with the United Steelworkers of America to pay retiree health care and life insurance benefits for steelworker retirees.

              Form 8-K dated December 29, 2000, reporting under Item 9. Regulation FD Disclosure, the press release titled "Marathon Oil to Acquire Pennaco Energy".

              Form 8-K dated January 24, 2001, reporting under Item 9. Regulation FD Disclosure, the USX-Marathon Group and USX-U. S. Steel Group Earnings Releases".

              Form 8-K dated February 27, 2001, reporting under Item 5. Other Events, the filing of the audited Financial Statements and Supplementary Data for the fiscal year ended December 31, 2000, reports of independent accountants.

         C.   Exhibits

Exhibit No.
         2.   Plan of Acquisition, Reorganization, Arrangement
              Liquidation or Succession
                 None

         3.   Articles of Incorporation and By-Laws
              (a) USX Restated Certificate of
                  Incorporation dated May 1, 1999.............   Incorporated by reference to Exhibit 3.1 to the USX Report on
                                                                 Form 10-Q for the quarter ended June 30, 1999.

              (b) USX By-Laws, effective

                  as of May 1, 1999...........................   Incorporated by reference to Exhibit 3.2 to the USX Report on
                                                                 Form 10-Q for the quarter ended June 30, 1999.

         4.   Instruments Defining the Rights of Security Holders,
              Including Indentures
              (a) Five-Year Credit Agreement dated
                  as of November 30, 2000.....................

              (b) Rights Agreement, dated as of
                  September 28, 1999, between USX Corporation
                  and ChaseMellon Shareholder Services,
                  L.L.C., as Rights Agent.....................   Incorporated by reference to Exhibit 4 to
                                                                 USX's Form 8-K filed on September 28, 1999.

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

         10.  Material Contracts

              (a) USX 1990 Stock Plan,
                  As Amended April 28, 1998...................   Incorporated by reference to Annex II to the
                                                                 USX Proxy Statement dated March 9, 1998.

              (b) USX Annual Incentive Compensation
                  Plan, As Amended July 25, 2000..............

              (c) USX Senior Executive Officer Annual
                  Incentive Compensation Plan,
                  As Amended April 28, 1998...................   Incorporated by reference to Annex I to the
                                                                 USX Proxy Statement dated March 9, 1998.

              (d) Marathon Oil Company Annual Incentive
                  Compensation Plan, As Amended
                  November 23, 1999...........................   Incorporated by reference to Exhibit 10(d) of
                                                                 USX Form 10-K for the year ended
                                                                 December 31, 1999.

              (e) USX Executive Management
                  Supplemental Pension Program,
                  As Amended January 1, 1999..................   Incorporated by reference to Exhibit 10(e) of
                                                                 USX Form 10-K for the year ended
                                                                 December 31, 1999.

              (f) USX Supplemental Thrift Program,
                  As Amended January 1, 1999..................   Incorporated by reference to Exhibit 10(f) of
                                                                 USX Form 10-K for the year ended
                                                                 December 31, 1999.

              (g) Amended and Restated Limited
                  Liability Company Agreement of
                  Marathon Ashland Petroleum LLC,
                  dated as of December 31, 1998...............   Incorporated by reference to Exhibit 10(h) of
                                                                 USX Form 10-Q for the quarter ended
                                                                 June 30, 1999.

              (h) Amendment No. 1 dated as of
                  December 31, 1998 to the Put/Call,
                  Registration Rights and Standstill
                  Agreement of Marathon Ashland
                  Petroleum LLC dated as of
                  January 1, 1998.............................   Incorporated by reference to Exhibit 10.2 of
                                                                 USX Form 8-K dated January 1, 1998, and Exhibit 10(i) of USX
                                                                 Form 10-Q for the quarter ended June 30, 1999.

              (i) Form of Severance Agreements between
                  the Corporation and Various Officers........   Incorporated by reference to Exhibit 10 of
                                                                 USX Form 10-Q for the quarter ended
                                                                 September 30, 1999.

              (j) USX Deferred Compensation Plan
                  For Non-Employee Directors
                  Amended as of January 1, 1998...............

              (k) Agreement between Marathon
                  Oil Company and Clarence P. Cazalot, Jr.,
                  executed February 28, 2000..................   Incorporated by reference to Exhibit 10(k) of
                                                                 USX Form 10-K for the year ended
                                                                 December 31, 1999.

              (l) USX Non-Officer Restricted Stock Plan,
                  effective January 30, 2001..................

         12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         12.2    Computation of Ratio of Earnings to Fixed Charges

         21.     List of Significant Subsidiaries

         23.     Consent of Independent Accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 12, 2001.

                                 USX CORPORATION

                               By /s/   Larry G. Schultz
                                  -----------------------------------------
                                        Larry G. Schultz
                                   Vice President - Accounting

               Signature                                   Title
               ---------                                   -----

                                                  Chairman of the Board &
/s/         Thomas J. Usher                Chief Executive Officer and Director
----------------------------------------
            Thomas J. Usher

/s/       Robert M. Hernandez               Vice Chairman & Chief Financial
----------------------------------------           Officer and Director
          Robert M. Hernandez

/s/        Larry G. Schultz                     Vice President - Accounting
----------------------------------------
           Larry G. Schultz

/s/        Neil A. Armstrong                             Director
----------------------------------------
           Neil A. Armstrong

/s/    Clarence P. Cazalot, Jr.                 Vice Chairman and Director
----------------------------------------
       Clarence P. Cazalot, Jr.

/s/         J. Gary Cooper                               Director
----------------------------------------
            J. Gary Cooper

/s/        Charles A. Corry                              Director
----------------------------------------
           Charles A. Corry

/s/      Shirley Ann Jackson                             Director
----------------------------------------
         Shirley Ann Jackson

/s/         Charles R. Lee                               Director
----------------------------------------
            Charles R. Lee

/s/          Paul E. Lego                                Director
----------------------------------------
             Paul E. Lego

/s/      John F. McGillicuddy                            Director
----------------------------------------
         John F. McGillicuddy

/s/        Seth E. Schofield                             Director
----------------------------------------
           Seth E. Schofield

/s/          John W. Snow                                Director
----------------------------------------
             John W. Snow

/s/         Paul J. Wilhelm                     Vice Chairman and Director
----------------------------------------
            Paul J. Wilhelm

/s/       Douglas C. Yearley                             Director
----------------------------------------
          Douglas C. Yearley

                        GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

bcfd..............................  billion cubic feet per day
BOE...............................  barrels of oil equivalent bpd...............................  barrels per day
CAA...............................  Clean Air Act
CERCLA............................  Comprehensive Environmental Response,
                                     Compensation, and Liability Act
Clairton Partnership..............  Clairton 1314B Partnership, L.P.
CLAM..............................  CLAM Petroleum B.V.
CWA...............................  Clean Water Act
DD&A..............................  depreciation, depletion and amortization
Delhi Companies...................  Delhi Gas Pipeline Company and other subsidiaries of USX that comprised all of
                                     the Delhi Group
Delhi Stock.......................  USX-Delhi Group Common Stock
DESCO.............................  Double Eagle Steel Coating Company
DOE...............................  Department of Energy
DOJ...............................  U.S. Department of Justice
downstream .......................  refining, marketing and transportation operations
E&P...............................  exploration and production
EPA...............................  U.S. Environmental Protection Agency
exploratory.......................  wildcat and delineation, i.e., exploratory wells
Gulf..............................  Gulf of Mexico
IMV...............................  Inventory Market Valuation
Indexed Debt......................  6-3/4% Exchangeable Notes Due February 1,
                                     2000
Kobe..............................  Kobe Steel Ltd.
LNG...............................  liquefied natural gas
MACT..............................  Maximum Achievable Control Technology
MAP...............................  Marathon Ashland Petroleum LLC
MTBE..............................  Methyl tertiary butyl ether
Marathon..........................  Marathon Oil Company
Marathon Power....................  Marathon Power Company, Ltd.
Marathon Stock....................  USX-Marathon Group Common Stock
mcf...............................  thousand cubic feet
Minntac...........................  U. S. Steel's iron ore operations at Mt.
                                     Iron, Minn.
MIPS..............................  8-3/4% Cumulative Monthly Income Preferred
                                     Stock
mmcfd.............................  million cubic feet per day
NOV...............................  Notice of Violation
OPA-90............................  Oil Pollution Act of 1990
PaDER.............................  Pennsylvania Department of Environmental
                                     Resources
Petronius.........................  Viosca Knoll Block 786
POSCO.............................  Pohang Iron & Steel Co., Ltd.
PRO-TEC...........................  PRO-TEC Coating Company, a USX and Kobe
                                     joint venture.
PRP...............................  potentially responsible party
RCRA..............................  Resource Conservation and Recovery Act
RFI...............................  RCRA Facility Investigation
RI/FS.............................  Remedial Investigation and Feasibility Study
RM&T..............................  refining, marketing and transportation
RTI...............................  RTI International Metals, Inc. (formerly RMI
                                     Titanium Company)
Republic..........................  Republic Technologies International, LLC
SAGE..............................  Scottish Area Gas Evacuation
Sakhalin Energy...................  Sakhalin Energy Investment Company Ltd.
SG&A..............................  selling, general and administrative
SSA...............................  Speedway SuperAmerica LLC
Steel Stock.......................  USX-U. S. Steel Group Common Stock
Tarragon..........................  Tarragon Oil and Gas Limited
Trust Preferred Securities........  6.75% Convertible Quarterly Income Preferred
                                     Securities of USX Capital Trust I

The following definitions apply to terms used in this document:

upstream..........................  exploration and production operations
USS-POSCO ........................  USS-POSCO Industries, USX and Pohang Iron &
                                     Steel Co., Ltd., joint venture.
USS/Kobe .........................  USX and Kobe Steel Ltd. joint venture.
USSK..............................  U. S. Steel Kosice s.r.o.
USTs..............................  underground storage tanks
VSZ...............................  VSZ a.s.
VSZ U. S. Steel s. r.o............  U. S. Steel and VSZ a.s. joint venture in
                                     Kosice, Slovakia

Supplementary Data
Summarized Financial Information of Marathon Oil Company

         Included below is the summarized financial information of Marathon Oil Company, a wholly owned subsidiary of USX Corporation.

                                                                          Year Ended December 31
                                                                -------------------------------------
(In millions)                                                       2000        1999           1998
-----------------------------------------------------------------------------------------------------
Income Data:
         Revenues and other income/(a)/.......................   $  33,859    $  23,689      $ 21,596
         Income from operations...............................       1,685        1,749           964
         Net income...........................................         396          640           281

                                                                        December 31
                                                                 -----------------------
                                                                    2000           1999
----------------------------------------------------------------------------------------
Balance Sheet Data:
         Assets:
            Current assets....................................   $   7,397    $  6,045
            Noncurrent assets.................................      10,135      11,489
                                                                 ---------    --------
               Total assets...................................   $  17,532    $ 17,534
                                                                 =========    ========


          Liabilities and stockholder's equity:
            Current liabilities...............................   $   3,951    $  3,288
            Noncurrent liabilities............................       8,110       9,250
            Preferred stock of subsidiary.....................           9          10
            Minority interest in Marathon Ashland

              Petroleum LLC                                          1,840       1,753
            Stockholder's equity..............................       3,622       3,233
                                                                 ---------    --------
               Total liabilities and stockholder's equity.....   $  17,532    $ 17,534
---------------------------------------------------------------------------------------

/(a)/ Consists of revenues, dividend and investee income, gain on ownership change in MAP, net gains (losses) on disposal of assets and other income.

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

Liquidity Factors

         USX's ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by the performance of each of its Groups (as measured by various factors, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by USX's outstanding debt and credit ratings by investor services. On November 30, 2000, USX announced that the USX Board of Directors had authorized management to retain financial, tax and legal advisors to perform an in-depth study of the corporation's targeted stock structure. Until the study is complete, USX management believes it will be more difficult to access traditional debt and equity markets. To the extent that USX Management's assumptions concerning these factors prove to be inaccurate, USX's liquidity position could be materially adversely affected.

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

USX - Marathon Group

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

Factors Affecting Exploration and Production Operations

         Projected production levels for liquid hydrocarbons and natural gas are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, drilling rig availability and geological and operating considerations. These assumptions may prove to be inaccurate. Exploration and production operations are subject to various hazards, including explosions, fires and uncontrollable flows of oil and gas. Offshore production and marine operations in areas such as the Gulf of Mexico, the U.K. North Sea, the U.K. Atlantic Margin and West Africa are also subject to severe weather conditions such as hurricanes or violent storms or other hazards. Development of new production properties in countries outside the United States may require protracted negotiations with host governments and are frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects.

Factors Affecting Refining, Marketing and Transportation Operations

         Marathon conducts domestic refining, marketing and transportation operations primarily through its consolidated subsidiary, Marathon Ashland Petroleum LLC ("MAP"). MAP's operations are conducted mainly in the Midwest, Southeast, Ohio River Valley and the upper Great Plains. The profitability of these operations depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. MAP is a purchaser of crude oil in order to satisfy its refinery throughput requirements. As a result, its overall profitability could be adversely affected by rising crude oil and other feedstock prices which are not recovered in the marketplace. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, logistical capabilities and the available supply of refined products. Gross margins on merchandise sold at retail outlets tend to moderate the volatility experienced in the retail sale of gasoline and diesel fuel. Environmental regulations, particularly the 1990 Amendments to the Clean Air Act, have imposed (and are expected to continue to impose) increasingly stringent and costly requirements on refining and marketing operations which may have an adverse effect on margins. Refining, marketing and transportation operations are subject to business interruptions due to unforeseen events such as explosions, fires, crude oil or refined product spills, inclement weather or labor disputes. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

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

USX - U. S. Steel Group

         Forward-looking statements with respect to the U. S. Steel Group may include, but are not limited to, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components; the effect of potential judicial proceedings on the business and financial condition; and the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities.

         Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts"or "projects", or variations of these words, suggesting that future outcomes are uncertain. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements with respect to the U. S. Steel Group.

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

         USSK does business primarily in Central Europe and is subject to market conditions in this area which are similar to domestic factors, including excess world supply, and also can be influenced by matters peculiar to international marketing such as tariffs. In addition, this subsidiary is also subject to foreign currency fluctuations which may affect results.

         The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 27%, 26% and 30% of the domestic steel market in 2000, 1999 and 1998, respectively. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in levels of imported steel could adversely affect future market prices and demand levels for domestic steel.

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

         Labor costs for the U. S. Steel Group are affected by collective bargaining agreements. U. S. Steel Group entered into a five year contract with the United Steel Workers of America, effective August 1, 1999, covering approximately 14,500 employees. The contract provided for increases in hourly wages phased over the term of the agreement beginning in 2000 as well as pension and benefit improvements for active and retired employees and spouses that will result in higher labor and benefit costs for the U.S. Steel Group each year throughout the term of the contract. In addition, most USSK employees are represented by OZ Metalurg, which on February 16, 2001 signed a Collective Labor Agreement with USSK which, for nonwage issues, covers the years 2001 to 2004 and covers all 2001 wage issues. Wage issues for the remainder of the term of the Collective Labor Agreement are expected to be renegotiated annually. The agreement includes improvements in the employees' social and wage benefits and work conditions. To the extent that increased costs are not recoverable through the sales prices of products, future income from operations would be adversely affected.

         Income from operations for the U. S. Steel Group includes periodic pension credits (which are primarily noncash). The resulting net pension credits totaled $266 million, $228 million and $186 million in 2000, 1999 and 1998, respectively. Future net pension credits can be volatile dependent upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels, business combinations and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent that these credits decline in the future, income from operations would be adversely affected.

         The U. S. Steel Group provides health care and life insurance benefits to most employees upon retirement. Most of these benefits have not been prefunded. The accrued liability for such benefits as of December 31, 2000, was $1,538 million. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of the U. S. Steel Group may be adversely affected, depending on future costs of health care.

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