Form 10-Q
period 2001-03-31
USX CORP
filed 2001-05-11
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                                 USX CORPORATION
------------------------------------------------------------------------------
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

Common stock outstanding at April 30, 2001:

               USX-Marathon Group       -  308,607,455  shares
               USX-U. S. Steel Group    -   88,800,321  shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 2001
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

     A.   Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                Financial Statements                                 9

               Ratio of Earnings to Combined Fixed Charges
                and Preferred Stock Dividends and Ratio of
                Earnings to Fixed Charges                           20

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                          21

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                          30

               Financial Statistics                                 32

     B.   Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               33

               Marathon Group Balance Sheet                         34

               Marathon Group Statement of Cash Flows               35

               Selected Notes to Financial Statements               36

       Item 2. Marathon Group Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                               43

       Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                         53

               Supplemental Statistics                              55

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 2001
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

     C.   U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            57

               U. S. Steel Group Balance Sheet                      58

               U. S. Steel Group Statement of Cash Flows            59

               Selected Notes to Financial Statements               60

       Item 2. U. S. Steel Group Management's Discussion
                and Analysis of Financial Condition
                and Results of Operations                           66

       Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                         74

               Supplemental Statistics                              76

PART II - OTHER INFORMATION


       Item 1. Legal Proceedings                                    77
       Item 5. Other Information                                    78
       Item 6. Exhibits and Reports on Form 8-K                     79

Part I - Financial Information

     A.   Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                  First Quarter Ended
                                                        March 31
(Dollars in millions)                                2001      2000
---------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                                         $10,116    $9,307
 Dividend and investee income                          80         4
 Net gains on disposal of assets                       20       107
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                         1         4
 Other income                                          68         7
                                                   ------    ------
     Total revenues and other income               10,285     9,429
                                                   ------    ------
COSTS AND EXPENSES:
 Cost of revenues (excludes items shown below)      7,769     7,213
 Selling, general and administrative expenses         125        71
 Depreciation, depletion and amortization             376       321
 Taxes other than income taxes                      1,181     1,163
 Exploration expenses                                  23        45
                                                   ------    ------
     Total costs and expenses                       9,474     8,813
                                                   ------    ------
INCOME FROM OPERATIONS                                811       616
Net interest and other financial costs                 23        95
Minority interest in income of Marathon Ashland
 Petroleum LLC                                        107        55
                                                   ------    ------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                       681       466
Provision for income taxes                            164       169
                                                   ------    ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                 517       297
Cumulative effect of change in accounting principle    (8)        -
                                                   ------    ------
NET INCOME                                            509       297
Dividends on preferred stock                            2         2
                                                   ------    ------
NET INCOME APPLICABLE TO COMMON STOCKS               $507      $295
                                                   ======    ======





Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                  First Quarter Ended
                                                        March 31
(Dollars in millions, except per share amounts)      2001      2000
-----------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:
 Income before cumulative effect of change in
  accounting principle                               $508      $254
    - Per share - basic and diluted                  1.65       .81
 Cumulative effect of change in accounting principle   (8)        -
    - Per share - basic and diluted                  (.03)        -
 Net income                                          $500      $254
    - Per share - basic and diluted                  1.62       .81

 Dividends paid per share                             .23       .21

 Weighted average shares, in thousands
    - Basic                                       308,753   312,128
    - Diluted                                     309,073   312,285

APPLICABLE TO STEEL STOCK:
 Net income                                            $7       $41
    - Per share - basic and diluted                   .08       .45

 Dividends paid per share                             .25       .25

 Weighted average shares, in thousands
    - Basic                                        88,806    88,422
    - Diluted                                      88,806    88,430





















Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                     ASSETS
                                                   March 31 December 31
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $591      $559
 Receivables, less allowance for doubtful
  accounts of $133 and $60                          2,770     2,888
 Receivables subject to a security interest           350       350
 Inventories                                        2,997     2,813
 Deferred income tax benefits                         230       261
 Assets held for sale                                   -       330
 Other current assets                                 122       131
                                                   ------    ------
     Total current assets                           7,060     7,332

Investments and long-term receivables,
 less reserves of $26 and $28                       1,034       801
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $16,484 and $16,222                               12,967    12,114
Prepaid pensions                                    2,886     2,879
Other noncurrent assets                               376       275
                                                   ------    ------
     Total assets                                 $24,323   $23,401
                                                   ======    ======






















Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   March 31  December 31
(Dollars in millions)                                2001        2000
--------------------------------------------------------------------------
LIABILITIES

Current liabilities:
 Notes payable                                       $400        $150
 Accounts payable                                   3,620       3,774
 Payroll and benefits payable                         455         432
 Accrued taxes                                        564         281
 Accrued interest                                      74         108
 Long-term debt due within one year                   301         287
                                                   ------      ------
     Total current liabilities                      5,414       5,032

Long-term debt, less unamortized discount           4,012       4,173
Deferred income taxes                               2,057       2,020
Employee benefits                                   2,543       2,415
Deferred credits and other liabilities                715         724
Preferred stock of subsidiary                         250         250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX           183         183

Minority interest in Marathon Ashland Petroleum LLC 1,938       1,840

STOCKHOLDERS' EQUITY

Preferred stock -
 6.50% Cumulative Convertible issued - 2,404,487 shares
   and 2,413,487 shares ($120 and $121 liquidation
   preference, respectively)                            2           2
Common stocks:
 Marathon Stock issued - 312,165,978 shares and
  312,165,978 shares                                  312         312
 Steel Stock issued - 88,800,321 shares and
  88,767,395 shares                                    89          89
 Securities exchangeable solely into Marathon Stock
  issued - 280,348 shares and 281,148 shares            -           -
Treasury common stock, at cost -
 Marathon Stock - 3,576,723 shares and
  3,899,714 shares                                    (95)       (104)
Additional paid-in capital                          4,675       4,676
Deferred compensation                                 (15)         (8)
Retained earnings                                   2,261       1,847
Accumulated other comprehensive loss                  (18)        (50)
                                                   ------      ------
     Total stockholders' equity                     7,211       6,764
                                                   ------      ------
     Total liabilities and stockholders' equity   $24,323     $23,401
                                                   ======      ======

Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                  First Quarter Ended
                                                        March 31
(Dollars in millions)                                2001      2000
------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                           $509      $297
Adjustments to reconcile to net cash provided
 from operating activities:
 Cumulative effect of change in accounting principle    8         -
 Minority interest in income of Marathon Ashland
  Petroleum LLC                                       107        55
 Depreciation, depletion and amortization             376       321
 Exploratory dry well costs                             4        15
 Pensions and other postretirement benefits           (21)      (77)
 Deferred income taxes                               (179)       73
 Net gains on disposal of assets                      (20)     (107)
 Changes in:
     Current receivables                              190       (36)
     Inventories                                     (154)      (49)
     Current accounts payable and accrued expenses    (42)     (104)
 All other - net                                       36       (31)
                                                   ------    ------
     Net cash provided from operating activities      814       357
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                                 (313)     (382)
Acquisition of Pennaco Energy, Inc.                  (506)        -
Disposal of assets                                     37       210
Restricted cash - withdrawals                          19       127
                - deposits                             (6)     (186)
All other - net                                         1        (5)
                                                   ------    ------
     Net cash used in investing activities           (768)     (236)
                                                   ------    ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements
                                             - net     73       (21)
Other debt - borrowings                               139       231
           - repayments                              (125)     (255)
Preferred stock repurchased                             -       (11)
Dividends paid                                        (95)      (90)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                        (3)        -
                                                   ------    ------
     Net cash used in financing activities            (11)     (146)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (3)       (1)
                                                   ------    ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   32       (26)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        559       133
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $591      $107
                                                   ======    ======
Cash provided from (used in) operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                               $(127)    $(136)
 Income taxes refunded (paid)                          47       (19)



Selected notes to financial statements appear on pages 9-19.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2001 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Effective January 1, 2001, USX adopted Statement of Financial
    Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value.

    The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of change in accounting principle. The unfavorable cumulative effect on net income, net of a tax benefit of $5 million, was $8 million. The unfavorable cumulative effect on other comprehensive income (OCI), net of a tax benefit of $4 million, was $8 million. The amounts reported as OCI will be reflected in net income when the anticipated physical transactions are consummated.

    The $8 million transition adjustment recorded in OCI at January 1, 2001, included $42 million of net losses that were reclassified into income during the first quarter of 2001. In future periods, $34 million of net gains will be reclassified into income relating to the OCI transition adjustment when the related physical transactions are completed.

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

    The U. S. Steel Group consists of two reportable operating segments:
    1) Domestic Steel and 2) U. S. Steel Kosice (USSK). Domestic Steel includes the United States operations of U. S. Steel while USSK includes the U. S. Steel Kosice operations primarily located in the Slovak Republic. Domestic Steel is engaged in the domestic production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; real estate development; and engineering and consulting services. USSK is engaged in the production and sale of steel mill products and coke and primarily serves central European markets.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


3.  (Continued)

         The results of segment operations for USX are as follows:

                                                                 Total
                                                                Marathon
(In millions)                              E&P    RM&T    OERB  Segments
-----------------------------------------------------------------------------
FIRST QUARTER 2001
-------------------
Revenues and other income:
  Customer                              $1,238  $6,742    $628   $8,608
  Intersegment (a)                         134       6      25      165
  Intergroup (a)                            10       -       2       12
  Equity in earnings of
       unconsolidated investees             20       6       4       30
  Other                                      8      15       2       25
                                        ------  ------  ------   ------
  Total revenues and other income       $1,410  $6,769    $661   $8,840
                                        ======  ======  ======   ======
Segment income                            $600    $276      $8     $884
                                        ======  ======  ======   ======

FIRST QUARTER 2000
------------------
Revenues and other income:
  Customer                                $952  $6,427    $350   $7,729
  Intersegment (a)                          69      20      19      108
  Intergroup (a)                             5       -       5       10
  Equity in earnings (losses)
     of unconsolidated investees            (1)      4       4        7
  Other                                      3      11       4       18
                                        ------  ------  ------   ------
  Total revenues and other income       $1,028  $6,462    $382   $7,872
                                        ======  ======  ======   ======
Segment income                            $309    $140     $13     $462
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


    3.   (Continued)

                                                  Total       Total
                                  Domestic       U.S.Steel   Marathon
(In millions)                      Steel   USSK   Segments   Segments  Total
----------------------------------------------------------------------------
FIRST QUARTER 2001
------------------
Revenues and other income:
  Customer                        $1,262   $246   $1,508     $8,608  $10,116
  Intersegment (a)                     1      -        1        165      166
  Intergroup (a)                       2      -        2         12       14
  Equity in earnings of
        unconsolidated investees      47      -       47         30       77
  Other                                6      1        7         25       32
                                  ------ ------   ------     ------   ------
 Total revenues and other income  $1,318   $247   $1,565     $8,840  $10,405
                                  ====== ======   ======     ======   ======
Segment income (loss)              $(151)   $41    $(110)      $884     $774
                                  ====== ======   ======     ======   ======

FIRST QUARTER 2000
------------------
Revenues and other income:
  Customer                        $1,578     $-   $1,578     $7,729   $9,307
  Intersegment (a)                     -      -        -        108      108
  Intergroup (a)                       4      -        4         10       14
  Equity in earnings (losses) of
        unconsolidated investees      (7)     -       (7)         7        -
  Other                               13      -       13         18       31
                                  ------ ------   ------     ------   ------
 Total revenues and other income  $1,588     $-   $1,588     $7,872   $9,460
                                  ====== ======   ======     ======   ======
Segment income                       $54     $-      $54       $462     $516
                                  ====== ======   ======     ======   ======

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


3.  (Continued)


    The following schedule reconciles segment revenues and income to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                         Marathon Group   U. S. Steel Group
                                         First Quarter     First Quarter
                                             Ended             Ended
                                            March 31          March 31
(In millions)                              2001   2000      2001   2000
-----------------------------------------------------------------------------
Revenues and other income:
 Revenues and other income
     of reportable segments              $8,840 $7,872    $1,565 $1,588
 Items not allocated to segments:
  Gain on ownership change in MAP             1      4         -      -
  Other (a)                                  59     87         -      -
 Elimination of intersegment revenues      (165)  (108)       (1)     -
                                         ------  ------    -----  -----
  Total Group revenues and other income  $8,735  $7,855   $1,564 $1,588
                                         ======  ======   ====== ======

Income:
 Income (loss) for reportable segments     $884    $462    $(110)   $54
 Items not allocated to segments:
  Gain on ownership change in MAP             1       4        -      -
  Administrative expenses                   (32)    (28)      (8)    (6)
  Net pension credits                         -       -       41     65
  Costs related to former business activities -       -      (24)   (22)
  Other (a)                                  59      87        -      -
                                         ------  ------   ------ ------
 Total Group income (loss) from operations $912    $525    $(101)   $91
                                         ======  ======   ====== ======

(a) Represents in 2001 for the Marathon Group, gain on offshore lease resolution with the U.S. Government and in 2000, gain on disposition of Angus/Stellaria.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


4.  In the first quarter 2001, Marathon Oil Company (Marathon) acquired
    Pennaco Energy, Inc. (Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the preliminary fair value of net assets acquired (goodwill) approximates $64 million and will be amortized over 17 years. First quarter results of operations include the results of Pennaco from February 7, 2001.

    On March 1, 2001, USX completed the purchase of the tin mill products business of LTV Corporation (LTV). In this noncash transaction, USX assumed certain employee related obligations of LTV. The acquisition was accounted for using the purchase method of accounting. First quarter 2001 results of operations include the operations of the LTV assets acquired from the date of acquisition.

    On March 23, 2001, Transtar, Inc. (Transtar) completed its previously announced reorganization with its two voting shareholders, USX and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, USX became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. USX accounted for the change in its ownership interest in Transtar using the purchase method of accounting. USX recognized in the first quarter of 2001, a pretax gain of $70 million (included in dividend and investee income) and a favorable deferred tax adjustment of $33 million related to this transaction. USX previously accounted for its investment in Transtar under the equity method of accounting.

    The following unaudited pro forma data for USX includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the years presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


4.  (Continued)

                                                         First
                                                     Quarter Ended
                                                        March 31
     (In millions, except per share amounts)         2001      2000
     -----------------------------------------------------------------------
     Revenues and other income                    $10,269    $9,508
     Income before cumulative effect of change in
      accounting principle                            411       290
      - Per common share:
        Marathon Stock - basic and diluted           1.64       .78
        Steel Stock - basic and diluted             (1.09)      .49
     Net income                                       403       290
      - Per common share:
        Marathon Stock - basic and diluted           1.61       .78
        Steel Stock - basic and diluted             (1.09)      .49

    On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o. (USSK), which is primarily located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a
    diversified Slovak corporation.   The acquisition was accounted for under
    the purchase method of accounting. VSZ did not provide historical carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States. USX was unable to fully determine the effects of transfer pricing, intercompany eliminations and expense allocations in order to prepare such carve-out information from Slovak statutory reports and VSZ internal records. USX broadly estimates that the unaudited pro forma effect on its first quarter 2000 revenues, giving effect to the acquisition as if it had been consummated at the beginning of this period, would have been to increase revenues in the period by approximately $250 million. USX cannot determine the unaudited pro forma effect on its first quarter 2000 net income. However, historical pro forma information is not necessarily indicative of future results of operations.

5.  In December 2000, Marathon and Kinder Morgan Energy Partners, L.P.
    signed a definitive agreement to form a joint venture combining certain of their oil and gas producing activities in the U.S. Permian Basin, including Marathon's interest in the Yates Field. This transaction has allowed Marathon to expand its interests in the Permian Basin and improve access to materials for use in enhanced recovery techniques in the Yates Field. The joint venture, named MKM Partners L.P., commenced operations in January 2001 and is accounted for under the equity method of accounting.

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

                                                     (In millions)
                                                 ----------------------
                                                  March 31  December 31
                                                     2001      2000
                                                  --------  -----------
    Raw materials                                  $1,026      $915
    Semi-finished products                            434       429
    Finished products                               1,360     1,279
    Supplies and sundry items                         177       190
                                                   ------    ------
      Total                                        $2,997    $2,813
                                                   ======    ======

7. Total comprehensive income was $541 million for the first quarter of 2001 and $296 million for the first quarter of 2000.

8. The method of calculating net income per share for the Marathon Stock and Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the
    U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group and the U. S. Steel Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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


8.  (Continued)

         COMPUTATION OF INCOME PER SHARE
                                                First Quarter Ended
                                                      March 31
                                                2001           2000
                                            Basic Diluted   Basic Diluted
---------------------------------------------------------------------------
Marathon Group
---------------
Net income (millions):
 Income before cumulative effect of change
      in accounting principle                $508   $508     $254    $254
 Cumulative effect of change in
      accounting principle                     (8)    (8)       -       -
                                           ------  ------  ------  ------
 Net income                                  $500    $500    $254    $254
                                           ======  ======  ======  ======
Shares of common stock outstanding (thousands):
Average number of common shares
                    outstanding           308,753 308,753 312,128 312,128
Effect of dilutive securities
              - stock options                   -     320       -     157
                                           ------  ------  ------  ------
Average common shares and dilutive effect 308,753 309,073 312,128 312,285
                                           ======  ======  ======  ======

Per share:
Income before cumulative effect of change
  in accounting principle                   $1.65   $1.65    $.81    $.81
Cumulative effect of change in accounting
  principle                                  (.03)   (.03)      -       -
                                           ------  ------  ------  ------
         Net income                         $1.62   $1.62    $.81    $.81
                                           ======  ======  ======  ======

U. S. Steel Group
-----------------
Net income (millions):
 Net income                                    $9      $9     $43     $43
 Dividends on preferred stock                   2       2       2       2
                                           ------  ------  ------  ------
     Net income applicable to Steel Stock      $7      $7     $41     $41
                                           ======  ======  ======  ======
Shares of common stock outstanding (thousands):
Average number of common shares
                 outstanding               88,806  88,806  88,422  88,422
Effect of dilutive securities
                 - stock options                -       -       -       8
                                           ------  ------  ------  ------
Average common shares and dilutive effect  88,806  88,806  88,422  88,430
                                           ======  ======  ======  ======
Net income per share                         $.08    $.08    $.45    $.45
                                           ======  ======  ======  ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


9. Included in revenues and costs and expenses for the first quarter of 2001 and 2000 were $1,038 million and $1,039 million, respectively, representing excise taxes on petroleum products and merchandise.

10. The provision for income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

    In the first quarter of 2001, interest and other financial costs includes a favorable adjustment of $76 million and provision for income taxes includes an unfavorable adjustment of $20 million, both of which are related to prior years' taxes.

11. At March 31, 2001, USX had $200 million in borrowings against its $1,354 million long-term revolving credit facility and no borrowings against its $451 million short-term revolving credit facility.

    Certain banks provide USX with short-term lines of credit totaling
    $150 million which require a .125% fee or maintenance of compensating balances of 3%. At March 31, 2001, there were no borrowings against these facilities.

    At March 31, 2001, MAP had no borrowings against its $500 million revolving credit agreements with banks and had no amounts outstanding against its $190 million revolving credit agreement with Ashland, which was amended and extended for one year to March 15, 2002.

    At March 31, 2001, USSK had no borrowings against its $50 million short-term credit facility.

    At March 31, 2001, in the event of a change in control of USX, debt obligations totaling $3,531 million and operating lease obligations of $101 million may be declared immediately due and payable. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $100 million or provide a letter of credit to secure the remaining obligation.

12. On February 16, 2001, USX borrowed $250 million under a six-month term loan facility agreement. The loan is unsecured and any borrowings bear interest at defined short-term market rates. At March 31, 2001, $250 million had been borrowed against this facility.

    On March 30, 2001, USX borrowed $30 million under a five-year promissory note agreement. The amount borrowed is unsecured and requires quarterly principal payments and interest at a rate of 6.57%. At March 31, 2001, $30 million was outstanding under the agreement.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


13. In 1998, USX redeemed all shares of USX-Delhi Group Common Stock.
    After the redemption, 50,000,000 shares of this stock remain authorized but unissued.

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

    USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2001, and December 31, 2000, accrued liabilities for remediation totaled $226 million and $212 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $64 million at March 31, 2001, and $57 million at December 31, 2000.

    For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2001 and for the years 2000 and 1999, such capital expenditures totaled $9 million, $91 million and $78 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

    At March 31, 2001, and December 31, 2000, accrued liabilities for platform abandonment and dismantlement totaled $170 million and $162 million, respectively.

    Guarantees by USX of the liabilities of affiliated entities totaled
    $68 million at March 31, 2001. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of March 31, 2001, the largest guarantee for a single affiliate was $59 million.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


14. (Continued)

    At March 31, 2001, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $119 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

    Contract commitments to acquire property, plant and equipment and long-term investments at March 31, 2001, totaled $778 million compared with $663 million at December 31, 2000.

15. USX has a 16% investment in Republic Technologies International LLC (Republic) which was accounted for under the equity method of accounting. During the first quarter of 2001, USX discontinued applying the equity method since investments in and advances to Republic had been reduced to zero. Also, USX has recognized certain debt obligations of $14 million previously assumed by Republic. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. In the first quarter of 2001, as a result of Republic's action, USX recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
           ----------------------------------------------------------


First Quarter Ended
    March 31                      Year Ended December 31
--------------------  --------------------------------------------------------
   2001      2000      2000      1999      1998      1997      1996
   ----      ----      ----      ----      ----      ----      ----

  13.79      5.16      3.79      4.20      3.45      3.63      3.41
   ====      ====      ====      ====      ====      ====      ====


                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
                -------------------------------------------------


First Quarter Ended
    March 31                      Year Ended December 31
--------------------  --------------------------------------------------------
   2001      2000      2000      1999      1998      1997      1996
   ----      ----      ----      ----      ----      ----      ----

  14.56      5.29      3.89      4.32      3.56      3.79      3.65
   ====      ====      ====      ====      ====      ====      ====

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company that is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the first quarter 2001 USX Consolidated Financial Statements and selected notes. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For individual Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

     On April 24, 2001, USX announced that its Board of Directors authorized management to proceed with the necessary steps to implement a plan of reorganization of the corporation in order to separate the energy and steel businesses. The plan envisions a tax-free spin-off of the steel and steel-related businesses of USX Corporation into a freestanding, publicly traded company to be known as United States Steel Corporation ("U. S. Steel"). Holders of current Steel Stock would become holders of United States Steel Corporation Common Stock. Holders of current Marathon Stock would become holders of Marathon Oil Company Common Stock. The plan does not contemplate a cash distribution to shareholders. Each new company would carry approximately the same assets and liabilities now associated with its existing businesses, except for a value transfer of approximately $900 million from Marathon Oil Company to
U. S. Steel, intended to maintain U. S. Steel as a strong, independent company. The form of the value transfer would be a reallocation of USX corporate debt between the current Marathon Group and the U. S. Steel Group. The plan of reorganization is subject to the approval of a majority of the outstanding shares of each class of the current USX common stock, receipt of a favorable tax ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements, receipt of necessary regulatory and third party consents, and board approval of definitive documentation for the transaction. The transaction is expected to occur at year-end, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Results of Operations
---------------------

     Revenues and other income for the first quarter of 2001 and 2000 are set forth in the following table:

                                                  First Quarter Ended
                                                        March 31
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------------
Revenues and other income
 Marathon Group                                    $8,735    $7,855
 U. S. Steel Group                                  1,564     1,588
 Eliminations                                         (14)      (14)
                                                   ------    ------
  Total USX Corporation revenues and other income  10,285     9,429
Less:
 Excise taxes(a)                                    1,038     1,039
                                                   ------    ------
  Revenues and other income - excluding above item $9,247    $8,390
                                                   ======    ======
------

(a) Consumer excise taxes on petroleum products and merchandise are included in both revenues and costs and expenses for the Marathon Group and USX Consolidated.

     Revenues and other income (excluding excise taxes) increased $857 million in the first quarter of 2001 compared with the first quarter of 2000, reflecting an increase of 13 percent for the Marathon Group and a decrease of 2 percent for the U. S. Steel Group.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the first quarter of 2001 and 2000 are set forth in the following table:

                                                    First Quarter Ended
                                                          March 31
(Dollars in millions)                                   2001    2000
-----------------------------------------------------------------------------
Reportable segments
 Marathon Group
 Exploration & production                               $600    $309
 Refining, marketing & transportation                    276     140
 Other energy related businesses                           8      13
                                                       -----   -----
   Income for reportable segments - Marathon Group       884     462

 U. S. Steel Group
 Domestic Steel                                         (151)     54
 U. S. Steel Kosice                                       41       -
                                                       -----   -----
   Income (loss) for reportable segments
                           - U. S. Steel Group          (110)     54

   Income for reportable segments - USX Corporation     $774    $516

Items not allocated to reportable segments:
 Marathon Group                                           28      63
 U. S. Steel Group                                         9      37
                                                       -----   -----
   Total income from operations - USX Corporation       $811    $616

     Income for reportable segments increased $258 million in the first quarter of 2001 as compared with the first quarter of 2000, reflecting increases of $422 million for the Marathon Group reportable segments and decreases of $164 million for the U. S. Steel Group reportable segments.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the first quarters of 2001 and 2000 are set forth in the following table:

                                                        First Quarter
                                                            Ended
                                                           March 31
(Dollars in millions)                                   2001    2000
-------------------------------------------------------------------------
Net interest and other financial costs                   $23     $95
Less:
 Favorable adjustment to interest
      related to prior years' taxes                      (76)      -
                                                       -----   -----
Net interest and other financial costs
                      adjusted to exclude above item     $99     $95
                                                       =====   =====

     Adjusted net interest and other financial costs increased by $4 million in the first quarter of 2001 as compared with the same period in 2000. This increase was primarily due to a higher average debt level.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased $52 million in the first quarter of 2001 from the comparable 2000 period, due to higher RM&T segment income. For further discussion, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.

     Provision for income taxes of $164 million in the first quarter of 2001 and $169 million for the first quarter of 2000, were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities. In the first quarter of 2001, the provision included a $33 million tax benefit associated with the Transtar reorganization and an unfavorable adjustment of $20 million related to prior years' taxes.

     Cumulative effect of change in accounting principle of $8 million, net of a tax benefit of $5 million, in the first quarter of 2001 was an unfavorable transition adjustment related to adopting SFAS No. 133. For further discussion, see Note 2 to the USX Consolidated Financial Statements.

     Net income in the first quarter of 2001 was $509 million, an increase of $212 million from the first quarter of 2000, reflecting an increase of $246 million for the Marathon Group and a decrease of $34 million for the U. S. Steel Group.

Dividends to Stockholders
-------------------------
     On April 24, 2001, the USX Board of Directors (the "Board") declared dividends of 23 cents per share on Marathon Stock and 10 cents per share on Steel Stock, a decrease of 15 cents per share on Steel Stock, both payable June 9, 2001, to stockholders of record at the close of business on May 16, 2001. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable June 29, 2001, to stockholders of record at the close of business on May 31, 2001.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On April 24, 2001, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, declared a dividend of CDN $0.3561 per share on its non-voting Exchangeable Shares, payable June 9, 2001, to stockholders of record at the close of business on May 16, 2001. Previously, Marathon Oil Canada Limited announced that the redemption of these Exchangeable Shares will be accelerated to August 13, 2001. These shares will be exchanged for Marathon Stock on a one-for-one basis.

Cash Flows
----------
     Cash and cash equivalents totaled $591 million at March 31, 2001, compared with $107 million at March 31, 2000, reflecting increases of $309 million for the Marathon Group and $175 million for the U. S. Steel Group. These increases primarily reflect an increase in cash held by certain foreign subsidiaries.

     Net cash provided from operating activities totaled $814 million in the first quarter of 2001, compared with $357 million in the first quarter of 2000. The $457 million increase mainly reflected improved net income and working capital changes.

     Capital expenditures for property, plant and equipment in the first quarter of 2001 were $313 million, compared with $382 million in the first quarter of 2000. For further details, see Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

     The acquisition of Pennaco Energy, Inc. ("Pennaco") included cash payments of $506 million. For further discussion of Pennaco, see Note 4 to the USX Consolidated Financial Statements.

     Cash from disposal of assets in the first quarter of 2001 was $37 million, compared with $210 million in the first quarter of 2000. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico.

     The net change in restricted cash was a net withdrawal of $13 million in the first quarter of 2001 compared with a net deposit of $59 million in the first quarter of 2000. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Financial obligations (the net of commercial paper and revolving credit arrangements, debt borrowings and repayments on the Consolidated Statement of Cash Flows) increased $87 million in the first quarter of 2001 compared with a decrease of $45 million in the first quarter of 2000. The increase in 2001 reflects cash used for capital expenditures, acquisition of Pennaco and dividend payments that were greater than net cash provided from operating activities and asset sales.

     Contract commitments to acquire property, plant and equipment and long-term investments at March 31, 2001, totaled $778 million compared with $663 million at December 31, 2000.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Debt and Preferred Stock Ratings
--------------------------------
     Standard & Poor's Corp. rates USX's and Marathon's senior debt BBB, USX's subordinated debt BBB- and preferred stock BB+. Moody's Investor Services, Inc. rates USX's and Marathon's senior debt Baa1, USX's subordinated debt Baa2 and USX's preferred stock baa3. Fitch IBCA Duff & Phelps rates USX's senior notes BBB and USX's subordinated debt as BBB-. All senior debt holds an investment grade rating. On April 24, 2001, after USX announced the plan of reorganization, Standard & Poor's maintained the current rating on USX debt and the "Credit Watch Developing" status and Fitch IBCA Duff & Phelps advised that they had raised the Rating Watch status on USX to "Positive".

Liquidity
---------
     At March 31, 2001, USX had $200 million of borrowings against its $1,354 million long-term revolving credit agreement, no borrowings against its $451 million 364-day facility and no commercial paper borrowings. There were no borrowings against USX's short-term lines of credit totaling $150 million at March 31, 2001. At March 31, 2001, there were no borrowings against MAP or USSK revolving credit agreements.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of March 31, 2001, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 2001 and years 2002 and 2003, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 14 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources. However, on April 24, 2001, USX announced that the Board had authorized management to proceed with the necessary steps to implement a plan of reorganization of the corporation in order to separate the energy and steel businesses. Until the plan of reorganization is implemented or abandoned, USX management believes that it will be more difficult to access traditional debt and equity markets. Although USX management believes that it will not be necessary to access financial markets during this time frame, nontraditional sources should be available to provide adequate liquidity, if necessary.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 36 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 2001. In addition, there are 21 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 143 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 14 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     New Tier II gasoline rules, which were finalized by the U.S. Environmental Protection Agency ("EPA") in February 2000, and the diesel fuel rule which was finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2003 and 2005. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, and unforeseen hazards such as weather conditions.

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

     MAP has recently settled with the EPA certain New Source Review ("NSR") compliance issues as well as multi-media issues related to the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $263 million in environmental capital expenditures and improvements to MAP's refineries over approximately an 8 year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of $6.5 million in supplemental environmental projects as a part of an enforcement action for alleged Clean Air Act violations. MAP believes that the settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

     In October 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to the releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a pre-assessment screen pursuant to federal regulations and have determined to perform a Natural Resource Damages Assessment. USX was identified as a PRP along with 15 other companies owning property along the river and harbor canal. USX and eight other PRPs have formed a joint defense group. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that USX expects will resolve this claim. A reserve has been established for the USX share of this anticipated settlement.

     The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. In 1999, a new Record of Decision was approved by the EPA and the U.S. Department of Justice. On January 19, 2001, USX signed a consent decree with the EPA to remediate this site. On April 6, 2001, USX paid $.4 million for costs associated with this site. The only remaining outstanding claim is the natural resource damages claim filed by the Commonwealth of Pennsylvania.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 14 to the USX Consolidated Financial Statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the USX Consolidated Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity herein.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for commodity-based derivative instruments are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
---------------------------------------------------------------------------
Commodity-Based Derivative Instruments
Marathon Group(b)(c)
    Crude oil
       Trading(f)(g)                             $3.9    $9.8   (e)
       Other than trading(f)(g)                   0.6    22.2   (e)
    Natural gas
       Other than trading(f)(g)                  20.3    50.6   (d)
    Refined products
       Other than trading(f)(g)                   1.0     2.6   (d)

U. S. Steel Group
    Zinc
       Other than trading                         2.0     5.0   (e)
    Tin
       Other than trading                         0.3     0.7   (e)

 (a) Gains and losses on commodity-based derivative instruments used for other than trading activities are generally offset by price changes in the underlying commodity. With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effect on pretax income of a hypothetical 10% and 25% change in closing commodity prices at March 31, 2001. Management evaluates the portfolios of commodity-based derivative instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to March 31, 2001, may cause future pretax income effects to differ from those presented in the table.
 (b)  The number of net open contracts varied throughout first quarter
      2001, from a low of 21,416 contracts at March 31, to a high of 35,646 contracts at February 8, and averaged 30,462 for the quarter. The type of derivative instruments and number of positions entered into will vary which changes the composition of the portfolio. Because of these variations, the number of open contracts, by itself, cannot be used to predict future income effects.
 (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
 (d)  Price increase.
 (e)  Price decrease.
 (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income.
 (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     As of March 31, 2001, the discussion of USX's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 2000 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations.
     At March 31, 2001, USX had open Euro forward sale contracts for both
U.S. dollars and Slovak Koruna. A 10% increase in the March 31, 2001 Euro forward rates would result in an immaterial charge to income. The entire amount of these contracts is attributed to the U. S. Steel Group.
     At March 31, 2001, the discussion of the Marathon Group's foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 2000 Form 10-K.

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

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------


                                                     First Quarter
                                                         Ended
                                                        March 31
                                                   -----------------
(Dollars in Millions)                                2001      2000
---------------------------------------------------------------------------------
REVENUES AND OTHER INCOME

 Marathon Group                                    $8,735    $7,855
 U. S. Steel Group                                  1,564     1,588
 Eliminations                                         (14)      (14)
                                                  -------   -------
    Total                                         $10,285    $9,429


INCOME (LOSS) FROM OPERATIONS

 Marathon Group                                      $912      $525
 U. S. Steel Group                                   (101)       91
                                                    -----     -----
    Total                                            $811      $616


CAPITAL EXPENDITURES

 Marathon Group                                      $276      $337
 U. S. Steel Group                                     37        45
                                                    -----     -----
    Total                                            $313      $382


     B.   Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                  First Quarter Ended
                                                        March 31
(Dollars in millions, except per share amounts)      2001      2000
-------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                                          $8,620    $7,739
 Dividend and investee income                          33        11
 Net gains on disposal of assets                       14        92
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                         1         4
 Other income                                          67         9
                                                   ------    ------
     Total revenues and other income                8,735     7,855
                                                   ------    ------
COSTS AND EXPENSES:
 Cost of revenues (excludes items shown below)      6,234     5,799
 Selling, general and administrative expenses         141       134
 Depreciation, depletion and amortization             303       246
 Taxes other than income taxes                      1,122     1,106
 Exploration expenses                                  23        45
                                                   ------    ------
     Total costs and expenses                       7,823     7,330
                                                   ------    ------
INCOME FROM OPERATIONS                                912       525
Net interest and other financial costs                 35        71
Minority interest in income of Marathon Ashland
 Petroleum LLC                                        107        55
                                                   ------    ------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                       770       399
Provision for income taxes                            262       145
                                                   ------    ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                 508       254
Cumulative effect of change in accounting principle    (8)        -
                                                   ------    ------
NET INCOME                                           $500      $254
                                                   ======    ======
MARATHON STOCK DATA:
 Income before cumulative effect of change in
  accounting principle                               $508      $254
  - Per share - basic and diluted                    1.65       .81
 Cumulative effect of change in accounting principle   (8)        -
  - Per share - basic and diluted                    (.03)        -
 Net income                                          $500      $254
  - Per share - basic and diluted                    1.62       .81

 Dividends paid per share                             .23       .21

 Weighted average shares, in thousands
    - Basic                                       308,753   312,128
    - Diluted                                     309,073   312,285

Selected notes to financial statements appear on pages 36-42.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                   March 31  December 31
(Dollars in millions)                                2001      2000
--------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $411      $340
 Receivables, less allowance for doubtful
  accounts of $3 and $3                             2,149     2,267
 Inventories                                        2,040     1,867
 Assets held for sale                                   -       330
 Deferred income tax benefits                          60        60
 Other current assets                                  99       121
                                                   ------    ------
     Total current assets                           4,759     4,985

Investments and long-term receivables                 695       362
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $9,914 and $9,691                                  9,900     9,375
Prepaid pensions                                      212       207
Other noncurrent assets                               366       303
                                                   ------    ------
     Total assets                                 $15,932   $15,232
                                                   ======    ======
LIABILITIES

Current liabilities:
 Notes payable                                       $236       $80
 Accounts payable                                   2,800     3,021
 Income taxes payable                                 113       364
 Payroll and benefits payable                         221       230
 Accrued taxes                                        418       108
 Accrued interest                                      46        61
 Long-term debt due within one year                   168       148
                                                   ------    ------
     Total current liabilities                      4,002     4,012

Long-term debt, less unamortized discount           2,073     1,937
Deferred income taxes                               1,430     1,354
Employee benefits                                     646       648
Deferred credits and other liabilities                349       412
Preferred stock of subsidiary                         184       184

Minority interest in Marathon Ashland Petroleum LLC 1,938     1,840

COMMON STOCKHOLDERS' EQUITY                         5,310     4,845
                                                   ------    ------
 Total liabilities and
           common stockholders' equity            $15,932   $15,232
                                                   ======    ======

Selected notes to financial statements appear on pages 36-42.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------


                                                  First Quarter Ended
                                                        March 31
(Dollars in millions)                                2001      2000
-------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                           $500      $254
Adjustments to reconcile to net cash provided from
 operating activities:
 Cumulative effect of change in accounting principle    8         -
 Minority interest in income of Marathon Ashland
  Petroleum LLC                                       107        55
 Depreciation, depletion and amortization             303       246
 Exploratory dry well costs                             4        15
 Pensions and other postretirement benefits             6        (2)
 Deferred income taxes                               (159)        4
 Net gains on disposal of assets                      (14)      (92)
 Changes in:
     Current receivables                              146        11
     Inventories                                     (170)      (34)
     Current accounts payable and accrued expenses   (272)     (108)
 All other - net                                      119       (28)
                                                   ------    ------
     Net cash provided from operating activities      578       321
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                                 (276)     (337)
Acquisition of Pennaco Energy, Inc.                  (506)        -
Disposal of assets                                     34       197
Restricted cash  - withdrawals                         16       126
                 - deposits                            (6)     (185)
All other - net                                        (6)        5
                                                   ------    ------
     Net cash used in investing activities           (744)     (194)
                                                   ------    ------
FINANCING ACTIVITIES:
Increase (decrease) in Marathon Group's portion of USX
 consolidated debt                                    313       (78)
Specifically attributed debt - borrowings             112       231
                             - repayments            (112)     (222)
Dividends paid                                        (71)      (66)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                        (3)        -
                                                   ------    ------
     Net cash provided from (used in)
                      financing activities            239      (135)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (2)       (1)
                                                   ------    ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   71        (9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        340       111
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $411      $102
                                                   ======    ======
Cash used in operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                                $(58)    $(111)
 Income taxes paid, including settlements with the
  U. S. Steel Group                                  (326)     (113)

Selected notes to financial statements appear on pages 36-42.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2001 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 2000.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

2.  (Continued)

    The financial statement provision for income taxes and related tax payments or refunds have been reflected in the Marathon Group and the
    U. S. Steel Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the Marathon Group and the U. S. Steel Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

    The provision for income taxes for the Marathon Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the Marathon and U. S. Steel Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

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

    See Note 8 of the Notes to USX Consolidated Financial Statements for the computation of income per share.

4.  Effective January 1, 2001, USX adopted Statement of Financial
    Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value.

    The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of change in accounting principle. The unfavorable cumulative effect on net income, net of a tax benefit of $5 million, was $8 million. The unfavorable cumulative effect on other comprehensive income (OCI), net of a tax benefit of $4 million, was $8 million. The amounts reported as OCI will be reflected in net income when the anticipated physical transactions are consummated.

    The $8 million transition adjustment recorded in OCI at January 1, 2001, included $42 million of net losses that were reclassified into income during the first quarter of 2001. In future periods, $34 million of net gains will

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


4.  (Continued)

    be reclassified into income relating to the OCI transition adjustment when the related physical transactions are completed.

5. Included in revenues and costs and expenses for the first quarter of 2001 and 2000 were $1,038 million and $1,039 million, respectively, representing excise taxes on petroleum products and merchandise.

6. The Marathon Group's total comprehensive income was $534 million for the first quarter of 2001 and $252 million for the first quarter of 2000.

7. In the first quarter 2001, Marathon acquired Pennaco Energy, Inc. (Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the preliminary fair value of net assets acquired (goodwill) approximates $64 million and will be amortized over 17 years. First quarter results of operations include the results of Pennaco from February 7, 2001.

    The following unaudited pro forma data for the Marathon Group includes the results of operations of Pennaco giving effect to the acquisition as if it had been consummated at the beginning of the years presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                         First
                                                     Quarter Ended
                                                        March 31
     (In millions, except per share amounts)         2001      2000
     ---------------------------------------------------------------------
     Revenues and other income                     $8,743    $7,861
     Income before cumulative effect of change in
      accounting principle                            505       244
      - Per common share - basic and diluted         1.64       .78
     Net income                                       497       244
      - Per common share - basic and diluted         1.61       .78

8.  In December 2000, Marathon and Kinder Morgan Energy Partners, L.P.
    signed a definitive agreement to form a joint venture combining certain of their oil and gas producing activities in the U.S. Permian Basin, including Marathon's interest in the Yates Field. This transaction has allowed Marathon to expand its interests in the Permian Basin and improve access to materials for use in enhanced recovery techniques in the Yates Field. The joint venture, named MKM Partners L.P., commenced operations in January 2001 and is accounted for under the equity method of accounting.

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

                                                                      Total
(In millions)                                  E&P    RM&T    OERB   Segments
-------------------------------------------------------------------------------
FIRST QUARTER 2001
------------------
Revenues and other income:
 Customer                                   $1,238  $6,742    $628    $8,608
 Intersegment (a)                              134       6      25       165
 Intergroup (a)                                 10       -       2        12
 Equity in earnings of unconsolidated investees 20       6       4        30
 Other                                           8      15       2        25
                                            ------  ------  ------    ------
  Total revenues and other income           $1,410  $6,769    $661    $8,840
                                            ======  ======  ======    ======
Segment income                                $600    $276      $8      $884
                                            ======  ======  ======    ======

FIRST QUARTER 2000
------------------
Revenues and other income:
 Customer                                     $952  $6,427    $350    $7,729
 Intersegment (a)                               69      20      19       108
 Intergroup (a)                                  5       -       5        10
 Equity in earnings (losses) of
   unconsolidated investees                     (1)      4       4         7
 Other                                           3      11       4        18
                                            ------  ------  ------    ------
  Total revenues and other income           $1,028  $6,462    $382    $7,872
                                            ======  ======  ======    ======
Segment income                                $309    $140     $13      $462
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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


9.  (Continued)

    The following schedule reconciles segment revenues and income to amounts reported in the Marathon Group financial statements:

                                                  First Quarter Ended
                                                        March 31
(In millions)                                        2001      2000
--------------------------------------------------------------------------------
Revenues and other income:
 Revenues and other income of reportable segments  $8,840    $7,872
 Items not allocated to segments:
  Gain on ownership change in MAP                       1         4
  Other (a)                                            59        87
 Elimination of intersegment revenues                (165)     (108)
                                                   ------    ------
     Total Group revenues and other income         $8,735    $7,855
                                                   ======    ======

Income:
 Income for reportable segments                      $884      $462
 Items not allocated to segments:
  Gain on ownership change in MAP                       1         4
  Administrative expenses                             (32)      (28)
  Other (a)                                            59        87
                                                   ------    ------
     Total Group income from operations              $912      $525
                                                   ======    ======

(a)Represents in 2001, gain on offshore lease resolution with the U.S. Government and in 2000, gain on disposition of Angus/Stellaria.

10. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                     (In millions)
                                                 ----------------------
                                                  March 31  December 31
                                                     2001      2000
                                                  --------------------
    Crude oil and natural gas liquids                $850      $701
    Refined products and merchandise                1,092     1,069
    Supplies and sundry items                          98        97
                                                   ------    ------
      Total                                        $2,040    $1,867
                                                   ======    ======

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


11. At March 31, 2001, and December 31, 2000, income taxes payable represents an estimated income tax payable to the U. S. Steel Group. In addition, included in deferred credits and other liabilities at March 31, 2001, and December 31, 2000, respectively, are $43 million and $97 million of income taxes payable to the U. S. Steel Group. These amounts have been determined in accordance with the tax allocation policy discussed in
    Note 2.

12. In the first quarter of 2001, interest and other financial costs includes a favorable adjustment of $9 million and provision for income taxes includes an unfavorable adjustment of $5 million, both of which are related to prior years' taxes.

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

    The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2001, and December 31, 2000, accrued liabilities for remediation totaled $85 million and $75 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $64 million at March 31, 2001, and $57 million at December 31, 2000.

    For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2001 and for the years 2000 and 1999, such capital expenditures totaled $8 million, $73 million and $46 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

    At March 31, 2001, and December 31, 2000, accrued liabilities for platform abandonment and dismantlement totaled $170 million and $162 million, respectively.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


13. (Continued)

    At March 31, 2001, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $119 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

    The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at March 31, 2001, totaled $585 million compared with $457 million at December 31, 2000.

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

     On April 24, 2001, USX announced that its Board of Directors authorized management to proceed with the necessary steps to implement a plan of reorganization of the corporation in order to separate the energy and steel businesses. The plan envisions a tax-free spin-off of the steel and steel-related businesses of USX Corporation into a freestanding, publicly traded company to be known as United States Steel Corporation ("U. S. Steel"). Holders of current USX-U. S. Steel Group Common Stock would become holders of United States Steel Corporation Common Stock. Holders of current USX-Marathon Group Common Stock would become holders of Marathon Oil Company Common Stock. The plan does not contemplate a cash distribution to shareholders. Each new company would carry approximately the same assets and liabilities now associated with its existing businesses, except for a value transfer of approximately $900 million from Marathon Oil Company to U. S. Steel, intended to maintain U. S. Steel as a strong, independent company. The form of the value transfer would be a reallocation of USX corporate debt between the current Marathon Group and the
U. S. Steel Group. The plan of reorganization is subject to the approval of a majority of the outstanding shares of each class of the current USX common stock, receipt of a favorable tax ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements, receipt of necessary regulatory and third party consents, and board approval of definitive documentation for the transaction. The transaction is expected to occur at year-end, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets", "scheduled" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX Annual Report on Form 10-K for the year ended December 31, 2000.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues and other income for the first quarter of 2001 and 2000 are summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                    2001      2000
-------------------------------------------------------------------------------
Exploration & production ("E&P")                       $1,410    $1,028
Refining, marketing & transportation ("RM&T")           6,769     6,462
Other energy related businesses(a)                        661       382
                                                       ------    ------
     Revenues and other income of reportable segments  $8,840    $7,872

Revenues and other income not allocated to segments:
 Gain on ownership change in MAP                            1         4
 Other(b)                                                  59        87
Elimination of intersegment revenues                     (165)     (108)
                                                       ------    ------
     Total Group revenues and other income             $8,735    $7,855
                                                       ======    ======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
 products and merchandise                              $1,038    $1,039
Matching crude oil and refined product
 buy/sell transactions settled in cash:
   E&P                                                   $106      $155
   RM&T                                                   993       812
                                                       ------     -----
     Total buy/sell transactions                       $1,099      $967
--------

(a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(b) Represents in 2001, a gain on an offshore lease resolution with the U.S. Government and in 2000, a gain on the disposition of Angus/Stellaria.

     E&P segment revenues increased by $382 million in the first quarter of 2001 from the comparable prior-year period. The increase primarily reflected higher worldwide natural gas prices and higher international liquid hydrocarbon volumes.

     RM&T segment revenues increased by $307 million in the first quarter of 2001 from the comparable prior-year period. The increase primarily reflected higher refined product prices and increased refined product sales volumes.

     Other energy related businesses segment revenues increased by $279 million in the first quarter of 2001 from the comparable prior-year period. The increase primarily reflected higher natural gas and crude oil resale activity accompanied by higher natural gas prices.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the first quarter of 2001 and 2000 is summarized in the following table:

                                                       First Quarter Ended
                                                             March 31
(Dollars in millions)                                     2001      2000
-------------------------------------------------------------------------------
E&P
  Domestic                                                $442      $201
  International                                            158       108
                                                          ----      ----
    Income of E&P reportable segment                       600       309
RM&T                                                       276       140
Other energy related businesses                              8        13
                                                          ----      ----
      Income for reportable segments                      $884      $462

Items not allocated to reportable segments:
   Administrative expenses(a)                              (32)      (28)
   Gain on offshore lease resolution with U.S. Government   59         -
   Gain on disposition of Angus/Stellaria(b)                 -        87
   Gain on ownership change - MAP                            1         4
                                                          ----      ----
      Total income from operations                        $912      $525
--------

(a) Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
(b) Resulted from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development located in the Gulf of Mexico.

     Income for reportable segments in the first quarter of 2001 increased by $422 million from last year's first quarter, due primarily to higher worldwide natural gas prices, higher worldwide liquid hydrocarbon volumes and higher refined product margins, partially offset by lower worldwide liquid hydrocarbon prices.

     Worldwide E&P segment income in the first quarter of 2001 increased by $291 million from last year's first quarter, primarily due to the factors discussed below.

     Domestic E&P income in the first quarter of 2001 increased by $241 million from last year's first quarter. This increase was mainly due to higher natural gas prices and liquid hydrocarbon volumes, partially offset by decreased liquid hydrocarbon prices.

     International E&P income in the first quarter of 2001 increased by $50 million from last year's first quarter. This increase was mainly due to higher natural gas prices and higher liquid hydrocarbon volumes resulting from increased production from properties received in the Sakhalin Energy exchange, partially offset by a decrease in natural gas volumes resulting from lower production in Ireland and Canada.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     RM&T segment income in the first quarter of 2001 increased by $136 million from last year's first quarter. The increase in downstream segment income was primarily due to a higher refining and wholesale marketing refined product margin, partially offset by a decrease in the retail gasoline and distillate gross margin and higher operating and administrative expenses including costs related to MAP's variable pay plan.

     Other energy related businesses segment income in the first quarter of 2001 decreased by $5 million from last year's first quarter. This decrease was primarily due to derivative instrument valuation.

     Net interest and other financial costs were $35 million in the first quarter of 2001, compared with $71 million in the first quarter of 2000. In the first quarter of 2001, interest and other financial costs includes a favorable adjustment of $9 million related to prior year taxes. Excluding this adjustment, the decrease of $27 million was primarily due to lower average debt levels.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased by $52 million in the first quarter of 2001 from the comparable 2000 period, due to higher RM&T segment income as discussed above.

     The provision for income taxes in the first quarter of 2001 increased by $117 million from last year's first quarter primarily due to an increase in income before income taxes. In the first quarter of 2001, the provision for income taxes includes an unfavorable adjustment of $5 million related to prior years' taxes.

     The cumulative effect of change in accounting principle of $8 million, net of a tax benefit of $5 million, in the first quarter of 2001 was an unfavorable transition adjustment related to adopting SFAS No. 133. For further discussion, see Note 4 to the Marathon Group Financial Statements.

     Net income for the first quarter increased by $246 million in 2001 from 2000, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $578 million in the first quarter of 2001, compared with $321 million in the first quarter of 2000. The $257 million increase mainly reflected the favorable effects of improved net income (excluding noncash items) and net favorable working capital changes, excluding the intergroup tax payment to the U. S. Steel Group made in accordance with the group tax allocation policy. This payment was $364 million in the first quarter of 2001 compared to $97 million in the first quarter of 2000. For additional information on the group tax allocation policy, see Note 2 to the Marathon Group Financial Statements.

     Capital expenditures in the first quarter of 2001 totaled $276 million, compared with $337 million in the first quarter of 2000. The $61 million decrease mainly reflected reduced spending in the first quarter of 2001 on domestic production property acquisitions. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 55.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The acquisition of Pennaco Energy, Inc. ("Pennaco") included cash payments of $506 million. For further discussion of Pennaco, see Note 7 to the Marathon Group Financial Statements.

     Cash from disposal of assets was $34 million in the first quarter of 2001, compared with $197 million in the first quarter of 2000. Proceeds in 2001 were mainly from the sale of various Canadian oil fields, various domestic producing properties and Speedway SuperAmerica LLC ("SSA") stores. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico.

     The net change in restricted cash was a net withdrawal of $10 million in the first quarter of 2001, compared to a net deposit of $59 million in the first quarter of 2000. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at March 31, 2001, totaled $585 million compared with $457 million at December 31, 2000.

     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, increased by $313 million in the first quarter of 2001. Financial obligations increased primarily because the acquisition of Pennaco, capital expenditures and dividends paid exceeded cash from operating activities and asset sales. For further details, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 11 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of
March 31, 2001. In addition, there are 5 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 114 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 14 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

     New Tier II gasoline rules, which were finalized by the U.S. Environmental Protection Agency ("EPA") in February 2000, and the diesel fuel rule which was finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2003 and 2005. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, and unforeseen hazards such as weather conditions.

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

     MAP has recently settled with the EPA certain New Source Review ("NSR") compliance issues as well as multi-media issues related to the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $263 million in environmental capital expenditures and improvements to MAP's refineries over approximately an 8 year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of $6.5 million in supplemental environmental projects as a part of an enforcement action for alleged Clean Air Act violations. MAP believes that the settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment. See Note 13 to the Marathon Group Financial Statements for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

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

     In second quarter 2001, worldwide production is expected to be approximately 400 to 405 thousand barrels of oil equivalent ("BOE") per day.
For the year, worldwide production is expected to average between 425 and 430 thousand BOE per day, split evenly between liquid hydrocarbons and natural gas, including production from Marathon's share of investees and future acquisitions.

     On February 7, 2001, Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer. The merger was completed on March 26, 2001, after approval by Pennaco shareholders. Results of operations for the first quarter include the results of Pennaco from February 7, 2001. Pennaco's current net production is over 45 million cubic feet of natural gas per day.

     Marathon plans to drill three deepwater Gulf of Mexico exploratory wells in 2001. To support this increased drilling activity, Marathon has contracted two new deepwater rigs, capable of drilling in water depths beyond 6,500 feet. In addition, Marathon will drill a well on its Southhampton prospect in the Atlantic Ocean off the Nova Scotian coast in the fourth quarter and will participate in a well on Block 31 offshore Angola.

     On May 1, 2001, the cash related to the recorded gain on the offshore lease resolution with the U.S. Government was received in the amount of $78 million.

     The above discussion includes forward-looking statements with respect to the expected levels of Marathon's worldwide liquid hydrocarbon and natural gas production and the drilling program. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, timing of commencing production from new wells, and other geological, operating and economic considerations. Some factors that affect the drilling program include the timing and results of future development drilling and drilling rig availability.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Downstream income of the Marathon Group is largely dependent upon the refining and wholesale marketing margin for refined products and the retail gross margin for gasoline and distillates. The refining and wholesale marketing margin reflects the difference between the wholesale selling prices of refined products and the cost of raw materials refined, purchased product costs and manufacturing expenses. Refining and wholesale marketing margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, the seasonal pattern of certain product sales, crude oil costs, manufacturing costs, the available supply of crude oil and refined products, and logistical constraints. The retail gross margin for gasoline and distillates reflects the difference between the retail selling prices of these products and their wholesale cost. Retail gasoline and distillate margins have also been historically volatile, but tend to be counter cyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations which impact driving conditions.

     In 2000, MAP, Panhandle Eastern Pipe Line Company, a subsidiary of CMS Energy Corporation, and TE Products Pipe Line Company, Limited Partnership ("TEPPCO"), formed a limited liability company with equal ownership called Centennial Pipeline LLC to operate an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. The new company plans to build a 74-mile, 24-inch diameter pipeline connecting TEPPCO's facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana to Bourbon, Illinois. A significant milestone in the project was reached on March 29, 2001, when the Federal Energy Regulatory Commission ("FERC") approved the abandonment of the 720-mile pipeline from natural gas service thus allowing conversion to refined products transportation. As part of the project, a two million barrel terminal storage facility will be constructed. The Centennial Pipeline system will connect with existing MAP transportation assets and other common carrier lines and is expected to be operational in first quarter 2002.

     MAP and Pilot Corporation announced in March 2001 that they have signed a letter of intent to pursue a combination of the travel center operations of MAP's wholly owned subsidiary, SSA, and Pilot. Under its terms, MAP and Pilot would each have a 50 percent interest in the new company that would comprise a nationwide chain of about 250 Travel Centers, consisting of 110 SSA Travel Centers in 18 states and 140 Pilot Travel Centers in 39 states. This combination represents a step forward in MAP's plans to expand to a national truck stop network. The companies anticipate closing the transaction this summer, pending completion of due diligence and the execution of definitive agreements.

     MAP also announced in March 2001 an agreement with Welsh Inc. to purchase all of its convenience stores located in Indiana and Michigan. Welsh is recognized as a leader in developing convenience store formats with car washes and quick-service restaurants. The transaction is expected to close in the second quarter 2001.

     In connection with the plan of reorganization described on page 43, Standard & Poor's reported that they had assigned a BBB+ corporate credit rating to Marathon Oil Company with a stable outlook assuming the reorganization plan is completed.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The above discussion includes forward-looking statements with respect to the expected completion of construction and commencement of operation of Centennial Pipeline, the expected successful completion and timing of the two proposed retail marketing transactions, and the plan of reorganization. Some factors which impact the Centennial Pipeline project include obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, obtaining the necessary rights-of-way, and regulatory approval constraints. Some factors which affect the successful completion of the two proposed retail marketing transactions are the execution and closing of definitive agreements, and the receipt of government and third party approvals. Some factors which will affect the plan of reorganization include approval of a majority of the outstanding shares of each class of the current USX common stock, receipt of a favorable tax ruling from the IRS on the tax-free nature of the transaction, completion of necessary financing arrangements, receipt of necessary regulatory and third party consents, any materially adverse changes in business conditions for the energy and/or steel businesses, board approval of definitive documentation of the transaction or other unfavorable circumstances. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for commodity-based derivative instruments are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
---------------------------------------------------------------------------
Commodity-Based Derivative Instruments
Marathon Group(b)(c)
    Crude oil
       Trading(f)(g)                             $3.9    $9.8   (e)
       Other than trading(f)(g)                   0.6    22.2   (e)
    Natural gas
       Other than trading(f)(g)                  20.3    50.6   (d)
    Refined products
       Other than trading(f)(g)                   1.0     2.6   (d)

 (a) Gains and losses on commodity-based derivative instruments used for other than trading activities are generally offset by price changes in the underlying commodity. With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effect on pretax income of a hypothetical 10% and 25% change in closing commodity prices at March 31, 2001. Management evaluates its portfolio of commodity-based derivative instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to March 31, 2001, may cause future pretax income effects to differ from those presented in the table.
 (b)  The number of net open contracts varied throughout first quarter
      2001, from a low of 21,416 contracts at March 31, to a high of 35,646 contracts at February 8, and averaged 30,462 for the quarter. The type of derivative instruments and number of positions entered into will vary which changes the composition of the portfolio. Because of these variations, the number of open contracts, by itself, cannot be used to predict future income effects.
 (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
 (d)  Price increase.
 (e)  Price decrease.
 (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income.
 (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                        ---------------------------------

Interest Rate Risk
------------------
     As of March 31, 2001, the discussion of the Marathon Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 2000 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of March 31, 2001, the discussion of the Marathon Group's foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 2000 Form 10-K.

Safe Harbor
-----------
     The Marathon Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the Marathon Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply and demand for crude oil, natural gas, and refined products. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's hedging programs may differ materially from those discussed in the forward-looking statements.

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                      First Quarter
                                                      Ended March 31
(Dollars in millions)                                 2001     2000
---------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
 Exploration & Production ("E&P")
    Domestic                                         $442      $201
    International                                     158       108
                                                    -----     -----
      Income For E&P Reportable Segment               600       309
 Refining, Marketing & Transportation                 276       140
 Other Energy Related Businesses(a)                     8        13
                                                    -----     -----
        Income For Reportable Segments               $884      $462

 Items Not Allocated To Reportable Segments:
   Administrative Expenses                            (32)      (28)
   Gain on disposition of Angus/Stellaria               -        87
   Gain on lease resolution with U.S. Government       59         -
   Gain on Ownership Change - MAP                       1         4
                                                    -----     -----
      Marathon Group Income From Operations          $912      $525

CAPITAL EXPENDITURES
 Exploration & Production                            $157      $271
 Refining, Marketing & Transportation                  97        60
 Other(b)                                              22         6
                                                    -----     -----
      Total                                          $276      $337

EXPLORATION EXPENSE
 Domestic                                             $13       $31
 International                                         10        14
                                                    -----     -----
      Total                                           $23       $45


OPERATING STATISTICS

Net Liquid Hydrocarbon Production(c):
    United States                                   124.4     128.7
    Europe                                           53.9      29.4
    Other International                              34.3      36.2
                                                    -----     -----
      Total Consolidated                            212.6     194.3
    Equity Investee (MKM Partners L.P.)              10.3         -
                                                    -----     -----
      Worldwide                                     222.9     194.3

Net Natural Gas Production(d):
    United States                                   789.0     751.4
    Europe(e)                                       345.6     361.5
    Other International                             130.0     135.0
                                                  -------   -------
      Total Consolidated                          1,264.6   1,247.9
    Equity Investee (CLAM)                           34.6      36.8
                                                  -------   -------
      Worldwide                                   1,299.2   1,284.7

Average Sales Prices(f)(g):
 Liquid Hydrocarbons (per Bbl)
    Domestic                                       $23.38    $24.12
    International                                   24.73     25.85
 Natural Gas (per Mcf)
    Domestic                                        $5.50     $2.18
    International                                    3.83      2.42

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                     First Quarter
                                                     Ended March 31
                                                     2001      2000
                                                 --------------------

OPERATING STATISTICS (continued)
MAP:

Crude Oil Refined (c)                               869.9     851.4

Consolidated Refined Products Sold (c)(k)         1,253.0   1,218.6

  Matching buy/sell volumes included in refined
  products sold (c)                                  53.4      49.0

Refining and Wholesale Marketing Margin (h)(i)    $0.0865   $0.0438

Number of SSA retail outlets                        2,183     2,420

SSA Gasoline and Distillate Sales (j)               1,054     1,113

SSA Gasoline and Distillate Gross Margin(h)       $0.0958   $0.1079

SSA Merchandise Sales                                $528      $533

SSA Merchandise Gross Margin                         $129      $129

------------

 (a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
 (b) Includes other energy related businesses and corporate capital expenditures.
 (c)  Thousands of barrels per day
 (d)  Millions of cubic feet per day
 (e)  Includes gas acquired for injection and subsequent resale of 9.1 and
      13.9 mmcfd in the first quarters of 2001 and 2000, respectively.
 (f)  Prices exclude gains and losses from hedging activities.
 (g)  Prices exclude equity investees and purchase/resale gas.
 (h)  Per gallon
 (i) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
 (j)  Millions of gallons
 (k) Total volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.

     C.   U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                                  First Quarter Ended
                                                        March 31
(Dollars in millions, except per share amounts)      2001      2000
------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                                          $1,510    $1,582
 Income (loss) from investees                          47        (7)
 Net gains on disposal of assets                        6        15
 Other income (loss)                                    1        (2)
                                                   ------    ------
     Total revenues and other income                1,564     1,588
                                                   ------    ------
COSTS AND EXPENSES:
 Cost of revenues (excludes items shown below)      1,549     1,428
 Selling, general and administrative expenses
                                      (credits)       (16)      (63)
 Depreciation, depletion and amortization              73        75
 Taxes other than income taxes                         59        57
                                                   ------    ------
     Total costs and expenses                       1,665     1,497
                                                   ------    ------
INCOME (LOSS) FROM OPERATIONS                        (101)       91
Net interest and other financial costs (income)       (12)       24
                                                   ------    ------
INCOME (LOSS) BEFORE INCOME TAXES                     (89)       67
Provision (credit) for income taxes                   (98)       24
                                                   ------    ------
NET INCOME                                              9        43
Dividends on preferred stock                            2         2
                                                   ------    ------
NET INCOME APPLICABLE TO STEEL STOCK                   $7       $41
                                                   ======    ======
STEEL STOCK DATA:
 Net income                                            $7       $41
    - Per share - basic and diluted                   .08       .45

 Dividends paid per share                             .25       .25

 Weighted average shares, in thousands
    - Basic                                        88,806    88,422
    - Diluted                                      88,806    88,430



Selected notes to financial statements appear on pages 60-65.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   March 31  December 31
(Dollars in millions)                                2001      2000
------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $180      $219
 Receivables, less allowance for doubtful
  accounts of $130 and $57                            626       627
 Receivables subject to a security interest           350       350
 Income taxes receivable                              113       364
 Inventories                                          957       946
 Deferred income tax benefits                         170       201
 Other current assets                                  23        10
                                                   ------    ------
     Total current assets                           2,419     2,717

Investments and long-term receivables,
 less reserves of $26 and $28                         382       536
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,570 and $6,531                                  3,067     2,739
Prepaid pensions                                    2,674     2,672
Other noncurrent assets                                84        47
                                                   ------    ------
     Total assets                                  $8,626    $8,711
                                                   ======    ======
LIABILITIES

Current liabilities:
 Notes payable                                       $164       $70
 Accounts payable                                     822       760
 Payroll and benefits payable                         234       202
 Accrued taxes                                        146       173
 Accrued interest                                      28        47
 Long-term debt due within one year                   133       139
                                                   ------    ------
     Total current liabilities                      1,527     1,391

Long-term debt, less unamortized discount           1,939     2,236
Deferred income taxes                                 627       666
Employee benefits                                   1,897     1,767
Deferred credits and other liabilities                486       483
Preferred stock of subsidiary                          66        66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX           183       183

STOCKHOLDERS' EQUITY
Preferred stock                                         2         2
Common stockholders' equity                         1,899     1,917
                                                   ------    ------
     Total stockholders' equity                     1,901     1,919
                                                   ------    ------
     Total liabilities and stockholders' equity    $8,626    $8,711
                                                   ======    ======

Selected notes to financial statements appear on pages 60-65.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                  First Quarter Ended
                                                        March 31
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                             $9       $43
Adjustments to reconcile to net cash provided
 from operating activities:
 Depreciation, depletion and amortization              73        75
 Pensions and other postretirement benefits           (27)      (75)
 Deferred income taxes                                (20)       69
 Net gains on disposal of assets                       (6)      (15)
 Changes in:
     Current receivables                              296        13
     Inventories                                       16       (15)
     Current accounts payable and accrued expenses    (25)      (56)
 All other - net                                      (80)       (3)
                                                   ------    ------
     Net cash provided from operating activities      236        36
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                                  (37)      (45)
Disposal of assets                                      3        13
Restricted cash - withdrawals                           3         1
                - deposits                              -        (1)
All other - net                                         7       (10)
                                                   ------    ------
     Net cash used in investing activities            (24)      (42)
                                                   ------    ------
FINANCING ACTIVITIES:
Increase (decrease) in U. S. Steel Group's portion of USX
 consolidated debt                                   (225)       26
Specifically attributed debt repayments                (1)       (2)
Preferred stock repurchased                             -       (11)
Dividends paid                                        (24)      (24)
                                                   ------    ------
     Net cash used in financing activities           (250)      (11)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (1)        -
                                                   ------    ------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (39)      (17)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        219        22
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $180        $5
                                                   ======    ======
Cash provided from (used in) operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                                $(69)     $(25)
 Income taxes refunded, including settlements
  with the Marathon Group                             373        94

Selected notes to financial statements appear on pages 60-65.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2001 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 2000.

    Effective January 1, 2001, USX adopted Statement of Financial
    Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value. The transition adjustment for the U. S. Steel Group related to adopting SFAS No. 133 on January 1, 2001, was immaterial.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


2.  (Continued)

    The financial statement provision for income taxes and related tax payments or refunds have been reflected in the U. S. Steel Group and the Marathon Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the U. S. Steel Group and the Marathon Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

    The provision for income taxes for the U. S. Steel Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the U. S. Steel and Marathon Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

3. On March 1, 2001, USX completed the purchase of the tin mill products business of LTV Corporation (LTV). In this noncash transaction, USX assumed certain employee related obligations of LTV. The acquisition was accounted for using the purchase method of accounting. First quarter 2001 results of operations include the operations of the LTV assets acquired from the date of acquisition.

    On March 23, 2001, Transtar, Inc. (Transtar) completed its previously announced reorganization with its two voting shareholders, USX and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, USX became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. USX accounted for the change in its ownership interest in Transtar using the purchase method of accounting. The U. S. Steel Group recognized in the first quarter of 2001, a pretax gain of $70 million (included in income (loss) from investees) and a favorable deferred tax adjustment of $33 million related to this transaction. USX previously accounted for its investment in Transtar under the equity method of accounting.

    The following unaudited pro forma data for the U. S. Steel Group includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the years presented. The first quarter 2001 pro forma results exclude the $70 million gain and $33 million tax benefit recorded as a result of the Transtar transaction. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                                First
                                                            Quarter Ended
                                                               March 31
     (In millions, except per share amounts)                   2001   2000
     ---------------------------------------------------------------------
     Revenues and other income                               $1,540  $1,661
     Net income (loss)                                          (94)     46
     Net income (loss) per common share (basic and diluted)   (1.09)    .49

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


4. The U. S. Steel Group's total comprehensive income was $7 million for the first quarter of 2001 and $44 million for the first quarter of 2000.

5.  The U. S. Steel Group consists of two reportable operating segments:
    1) Domestic Steel and 2) U. S. Steel Kosice (USSK). Domestic Steel includes the United States operations of U. S. Steel while USSK includes the U. S. Steel Kosice operations primarily located in the Slovak Republic. Domestic Steel is engaged in the domestic production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; real estate development; and engineering and consulting services. USSK is engaged in the production and sale of steel mill products and coke and primarily serves central European markets. The results of segment operations are as follows:

                                               Domestic           Total
(In millions)                                   Steel     USSK   Segments
-----------------------------------------------------------------------------
FIRST QUARTER 2001
------------------
Revenues and other income:
  Customer                                     $1,262     $246    $1,508
  Intersegment (a)                                  1        -         1
  Intergroup (a)                                    2        -         2
  Equity in earnings of unconsolidated investees   47        -        47
  Other                                             6        1         7
                                               ------   ------    ------
  Total revenues and other income              $1,318     $247    $1,565
                                               ======   ======    ======
Segment income (loss)                           $(151)     $41     $(110)
                                               ======   ======    ======

FIRST QUARTER 2000
------------------
Revenues and other income:
  Customer                                     $1,578       $-    $1,578
  Intergroup (a)                                    4        -         4
  Equity in losses of unconsolidated investees     (7)       -        (7)
  Other                                            13        -        13
                                               ------   ------    ------
  Total revenues and other income              $1,588       $-    $1,588
                                               ======   ======    ======
Segment income                                    $54       $-       $54
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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


5.  (Continued)

    The following schedule reconciles segment revenues and income to amounts reported in the U. S. Steel Group's financial statements:

                                                   First Quarter Ended
                                                         March 31
 (In millions)                                        2001      2000
 ---------------------------------------------------------------------------
 Revenues and other income:
  Revenues and other income of reportable segments  $1,565    $1,588
  Elimination of intersegment revenues                  (1)        -
                                                    ------    ------
     Total Group revenues and other income          $1,564    $1,588
                                                    ======    ======

 Income:
  Income (loss) for reportable segments              $(110)      $54
  Items not allocated to segments:
   Administrative expenses                              (8)       (6)
   Net pension credits                                  41        65
   Costs related to former business activities         (24)      (22)
                                                    ------    ------
     Total Group income (loss) from operations       $(101)      $91
                                                    ======    ======

6.  On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o. (USSK), which is primarily located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a
    diversified Slovak corporation.   The acquisition was accounted for under
    the purchase method of accounting. VSZ did not provide historical carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States. USX was unable to fully determine the effects of transfer pricing, intercompany eliminations and expense allocations in order to prepare such carve-out information from Slovak statutory reports and VSZ internal records. USX broadly estimates that the unaudited pro forma effect on its first quarter 2000 revenues, giving effect to the acquisition as if it had been consummated at the beginning of this period, would have been to increase revenues in the period by approximately $250 million. USX cannot determine the unaudited pro forma effect on its first quarter 2000 net income. However, historical pro forma information is not necessarily indicative of future results of operations.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


7. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                     (In millions)
                                                 ----------------------
                                                  March 31  December 31
                                                     2001      2000
                                                  --------------------
    Raw materials                                    $176      $214
    Semi-finished products                            434       429
    Finished products                                 268       210
    Supplies and sundry items                          79        93
                                                     ----      ----
      Total                                          $957      $946
                                                     ====      ====

8. The method of calculating net income per common share for the Steel Stock and Marathon Stock reflects the Board's intent that the separately reported earnings and surplus of the U. S. Steel Group and the Marathon Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

    Basic net income per share is calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding.

    Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

    See Note 8 of the Notes to USX Consolidated Financial Statements for the computation of income per share.

9. At March 31, 2001, and December 31, 2000, income taxes receivable represents an estimated income tax receivable from the Marathon Group. In addition, included in investments and long-term receivables at March 31, 2001, and December 31, 2000, respectively, are $43 million and $97 million of income taxes receivable from the Marathon Group. These amounts have been determined in accordance with the tax allocation policy discussed in
    Note 2.

10. In the first quarter of 2001, interest and other financial costs includes a favorable adjustment of $67 million and provision for income taxes includes an unfavorable adjustment of $15 million, both of which are related to prior years' taxes.

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

    The U. S. Steel Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2001, and December 31, 2000, accrued liabilities for remediation totaled $141 million and $137 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

    For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2001 and for the years 2000 and 1999, such capital expenditures totaled $1 million, $18 million and $32 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

    Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $68 million at March 31, 2001. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of March 31, 2001, the largest guarantee for a single affiliate was $59 million.

    The U. S. Steel Group's contract commitments to acquire property, plant and equipment at March 31, 2001, totaled $193 million compared with $206 million at December 31, 2000.

12. USX has a 16% investment in Republic Technologies International LLC (Republic) which was accounted for under the equity method of accounting. During the first quarter of 2001, USX discontinued applying the equity method since investments in and advances to Republic had been reduced to zero. Also, USX has recognized certain debt obligations of $14 million previously assumed by Republic. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. In the first quarter of 2001, as a result of Republic's action, the U. S. Steel Group recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group, through its Domestic Steel segment, is engaged in the production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; real estate development; and engineering and consulting services and, through its U. S. Steel Kosice ("USSK") segment, primarily located in the Slovak Republic, in the production and sale of steel mill products and coke for the central European market. Certain business activities in Domestic Steel are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Clairton 1314B Partnership, and Republic Technologies International, LLC ("Republic"). Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 76.

     On April 24, 2001, USX announced that its Board of Directors authorized management to proceed with the necessary steps to implement a plan of reorganization of the corporation in order to separate the energy and steel businesses. The plan envisions a tax-free spin-off of the steel and steel-related businesses of USX Corporation into a freestanding, publicly traded company to be known as United States Steel Corporation ("U. S. Steel"). Holders of current USX-U. S. Steel Group Common Stock would become holders of United States Steel Corporation Common Stock. Holders of current USX-Marathon Group Common Stock would become holders of Marathon Oil Company Common Stock. The plan does not contemplate a cash distribution to shareholders. Each new company would carry approximately the same assets and liabilities now associated with its existing businesses, except for a value transfer of approximately $900 million from Marathon Oil Company to U. S. Steel, intended to maintain U. S. Steel as a strong, independent company. The form of the value transfer would be a reallocation of USX corporate debt between the current Marathon Group and the
U. S. Steel Group. The plan of reorganization is subject to the approval of a majority of the outstanding shares of each class of the current USX common stock, receipt of a favorable tax ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements, receipt of necessary regulatory and third party consents, and board approval of definitive documentation for the transaction. The transaction is expected to occur at year-end, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "intends" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data -- Disclosures About Forward-Looking Information in USX 2000 Form 10-K.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Results of Operations
---------------------
     Revenues and other income decreased by $24 million in the first quarter of 2001 compared with the first quarter of 2000. The decrease was primarily due to significantly lower domestic sheet product shipment volumes (domestic steel shipments decreased almost 550,000 tons) and prices, partially offset by additional revenues resulting from the acquisition of USSK, in the fourth quarter of 2000, and LTV's tin operations, in the first quarter of 2001.

     Income (loss) from operations for the U. S. Steel Group for the first quarter of 2001 and 2000 are set forth in the following table:

                                                   First Quarter Ended
                                                         March 31
(Dollars in millions)                                   2001   2000
-------------------------------------------------------------------------
Segment income (loss) for Domestic Steel(a)(b)        $(151)    $54
Segment income for U. S. Steel Kosice(c)                 41       -
                                                      -----   -----
   Income (loss) for reportable segments               (110)     54

Items not allocated to segment:
 Net pension credits                                     41      65
 Administrative expenses                                 (8)     (6)
 Costs related to former business activities(d)         (24)    (22)
                                                      -----   -----
   Total income (loss) from operations                $(101)    $91
                                                      =====   =====
------

  (a) The first quarter of 2001 includes a favorable $70 million for USX's share of gain on the Transtar reorganization and a $74 million charge for a substantial portion of accounts receivable from Republic.
  (b) Includes the sale, domestic production and transportation of steel products, coke, taconite pellets and coal; the management of mineral resources; real estate development; engineering and consulting services; and equity income from joint ventures and partially owned companies.
  (c) Includes the sale and production of steel products and coke from facilities primarily located in the Slovak Republic.
  (d) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group.

Segment income for Domestic Steel

     Segment income for Domestic Steel operations decreased $205 million in the first quarter of 2001, compared with the first quarter of 2000, primarily due to higher energy costs, lower shipment volumes, higher costs from operating inefficiencies primarily due to lower throughput for sheet products and lower income from raw materials operations.

Segment income for U. S. Steel Kosice

     Segment income for USSK, which was acquired in the fourth quarter of 2000, was $41 million for the first quarter of 2001.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Item not allocated to segment

     Net pension credits associated with all of U. S. Steel Group's domestic pension plans are not included in segment income for domestic operations. These net pension credits, which are primarily noncash, totaled $41 million in first quarter of 2001, compared to $65 million in first quarter of 2000. The $24 million decrease in net pension credits is primarily due to the transition asset being fully amortized at the end of 2000. Future net pension credits can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. To the extent net pension credits decline in the future, income from operations would be adversely affected.

     Net interest and other financial costs for the first quarters of 2001 and 2000 are set forth in the following table:

                                                        First Quarter
                                                            Ended
                                                           March 31
(Dollars in millions)                                   2001    2000
----------------------------------------------------------------------------
Net interest and other financial costs (income)         $(12)    $24
Less:
 Favorable adjustment to interest
                       related to prior years' taxes     (67)      -
                                                       -----   -----
Net interest and other financial costs
     adjusted to exclude above item                      $55     $24
                                                       =====   =====

     Adjusted net interest and other financial costs increased by $31 million in the first quarter of 2001 as compared with the same period in 2000. This increase was largely due to a higher average debt level, which primarily resulted from the elective funding for employee benefits and the acquisition of USSK, both of which occurred in the fourth quarter of 2000.

     The credit for income taxes in the first quarter of 2001 was $98 million. The credit contained a $33 million tax benefit associated with the Transtar reorganization and an unfavorable adjustment of $15 million related to prior years' taxes. In addition, as a result of tax credit provisions of laws of the Slovak Republic and certain tax planning strategies, virtually no income tax provision is recorded for income related to USSK.

     Net income in the first quarter of 2001 was $9 million, compared with net income of $43 million in the first quarter of 2000. Net income decreased $34 million in the first quarter of 2001 compared to the same period in 2000, primarily reflecting the factors discussed above.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Operating Statistics
--------------------
     First quarter 2001 U. S. Steel Group shipments were 3.2 million net tons. Domestic Steel shipments of 2.4 million tons and raw steel production of 2.6 million tons decreased 18% and 17%, respectively, from the same period in 2000. Domestic raw steel capability utilization in the first quarter of 2001 averaged 83%, compared to 99% in the same period in 2000. At USSK, first quarter 2001 shipments were 749 thousand net tons, raw steel production was 952 thousand net tons and raw steel capability utilization was 86%.

Cash Flows
----------
     Net cash provided from operating activities increased $200 million in the first quarter of 2001, compared with the first quarter of 2000. The increase was due primarily to favorable working capital changes, which included a favorable intergroup income tax settlement of $364 million in the first quarter of 2001 compared to a favorable intergroup settlement of $97 million in the first quarter of 2000, partially offset by decreased net income (excluding noncash items).

     Capital expenditures in the first quarter of 2001 were $37 million, compared with $45 million in the same period in 2000. The decrease of $8 million is due to a reduction in budgeted projects.

     Financial obligations decreased by $226 million in the first quarter of 2001, reflecting favorable cash from operations, partially offset by capital expenditures and dividend payments. Financial obligations consist of the
U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

     Contract commitments at March 31, 2001, totaled $193 million, compared with $206 million at December 31, 2000.

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

     In addition, the U. S. Steel Group expects to incur capital expenditures for its USSK operation to meet environmental standards under the Slovak Republic's environmental laws.

     USX has been notified that it is a potential responsible party ("PRP") at 25 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 2001. In addition, there are 16 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof. There are also 29 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     In October 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM"), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to the releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a pre-assessment screen pursuant to federal regulations and have determined to perform a Natural Resource Damages Assessment. USX was identified as a PRP along with 15 other companies owning property along the river and harbor canal. USX and eight other PRPs have formed a joint defense group. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the U.S. Environmental Protection Agency ("EPA") to be included in a consent decree that USX expects will resolve this claim. A reserve has been established for the USX share of this anticipated settlement.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. In 1999, a new Record of Decision was approved by the EPA and the U.S. Department of Justice. On January 19, 2001, USX signed a consent decree with the EPA to remediate this site. On April 6, 2001, USX paid $.4 million for costs associated with this site. The only remaining outstanding claim is the natural resource damages claim filed by the Commonwealth of Pennsylvania.

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

Outlook
-------
     Domestic Steel continues to experience mills that are running at less-than-efficient utilization rates, depressed prices for most products and high natural gas prices. While the domestic order book is improving, primarily for hot-rolled sheet products, U. S. Steel Group will continue to be negatively impacted by less-than-efficient utilization rates if the improved order rate is not maintained. For Domestic Steel, U. S. Steel Group expects second quarter shipments to be approximately 10 percent higher than first quarter and second quarter average realized prices to be somewhat lower than the first quarter, largely due to a less favorable product mix. Late in the second quarter, work will begin on the refurbishment of the Mon Valley No. 3 blast furnace, which will require an outage, into the third quarter, of approximately 60 days.

     For USSK, second quarter shipments are expected to be more than 30 percent higher than the first quarter and second quarter average realized prices are expected to be somewhat lower than the first quarter, largely due to a less favorable product mix.

     For the full year 2001, total shipments are expected to be approximately
14.5 million net tons with Domestic Steel shipments of approximately 11 million net tons, including shipments from the recent acquisition of LTV's tin products business, and USSK shipments of approximately 3.5 million net tons.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     USX owns a 16 percent equity method investment in Republic (through USX's ownership in Republic Technologies International Holdings, LLC, which is the sole owner of Republic), which is a major purchaser of raw materials from U. S. Steel Group and the primary supplier of rounds for the tubular facility in Lorain, Ohio. On April 2, 2001, Republic filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Republic has continued to supply the Lorain mill since filing for bankruptcy and no supply interruptions are anticipated. The
U. S. Steel Group's carrying value of this investment in Republic has been reduced to zero. Upon Republic's filing for bankruptcy, U. S. Steel Group accrued a charge for a substantial portion of the receivables due from Republic. At March 31, 2001, U. S. Steel Group's remaining financial exposure to Republic, after recording various losses and reserves, totaled approximately $30 million.

     In connection with the plan of reorganization described on page 66, Standard & Poor's reported that they had assigned a BB+ corporate credit rating to the new U. S. Steel with a stable outlook, assuming the reorganization is completed.

     The above discussion includes forward-looking statements concerning shipments, pricing, equity investee performance and the plan of reorganization. These statements are based on assumptions as to future product demand, prices and mix, and production. Steel shipments and prices can be affected by imports and actions of the U.S. Government and its agencies pertaining to trade, domestic and international economies, domestic production capacity, and customer demand. Factors which may affect USSK results are similar to domestic factors, including excess world supply, and also can be influenced by matters peculiar to international marketing such as tariffs. USSK results may also be affected by foreign currency fluctuations. Some factors which will affect the plan of reorganization include approval of a majority of the outstanding shares of each class of the current USX common stock, receipt of a favorable ruling from the IRS on the tax-free nature of the transaction, completion of necessary financing arrangements, receipt of necessary regulatory and third-party consents, any materially adverse changes in the business conditions for the energy and/or steel businesses, board approval of definitive documentation of the transaction or other unfavorable circumstances. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

     Steel imports to the United States accounted for an estimated 22%, 27% and 26% of the domestic steel market in the first two months of 2001, and for the years 2000 and 1999, respectively.

     On November 13, 2000, U. S. Steel Group joined with eight other producers and the Independent Steelworkers Union to file trade cases against hot-rolled carbon steel flat products from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine). Three days later, the USWA also entered the cases as a petitioner. Antidumping ("AD") cases were filed against all the countries and countervailing duty ("CVD") cases were filed against Argentina, India, Indonesia, South Africa, and Thailand. The U.S. International Trade Commission ("ITC") made a preliminary determination that there is a reasonable indication that the domestic industry is being materially injured by the imports in question and the U.S. Department of Commerce ("Commerce") has made preliminary findings of margins in all of the cases. As a result, both the ITC and Commerce will continue their investigations.

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

     On July 3, 2000, Commerce and the ITC initiated mandatory five-year "sunset" reviews of AD orders issued in 1995 against seamless pipe from Argentina, Brazil, Germany and Italy and oil country tubular goods ("OCTG") from Argentina, Italy, Japan, Mexico and South Korea. The reviews also encompass the 1995 CVD orders against the same two products from Italy. The "sunset" review procedures require that an order must be revoked after five years unless Commerce and the ITC determine that, if the orders would be discontinued, dumping or a countervailable subsidy would be likely to continue or recur. In all of the cases, Commerce has concluded its review and has determined that dumping or countervailable subsidies would be likely to continue or recur if the orders are discontinued. The ITC is conducting full reviews in all the cases, despite the fact that responses by some of the respondent countries were inadequate.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
      Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for commodity-based derivative instruments are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
---------------------------------------------------------------------------
Commodity-Based Derivative Instruments
U. S. Steel Group
    Zinc
       Other than trading                         2.0     5.0   (b)
    Tin
       Other than trading                         0.3     0.7   (b)

 (a) Gains and losses on commodity-based derivative instruments used for other than trading activities are generally offset by price changes in the underlying commodity. With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effect on pretax income of a hypothetical 10% and 25% changes in closing commodity prices at March 31, 2001. Management evaluates the portfolios of commodity-based derivative instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to March 31, 2001, may cause future pretax income effects to differ from those presented in the table.
 (b)  Price decrease.

Interest Rate Risk
------------------
     As of March 31, 2001, the discussion of the U. S. Steel Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 2000 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At March 31, 2001, the U. S. Steel Group had open Euro forward sale contracts for both U.S. dollars and Slovak Koruna. A 10% increase in the March 31, 2001 Euro forward rates would result in an immaterial charge to income. The entire amount of these contracts is attributed to the U. S. Steel Group.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------

Equity Price Risk
-----------------
     As of March 31, 2001, the discussion of the U. S. Steel Group's equity price risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 2000 Form 10-K.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                      -------------------------------------

                                                     First Quarter Ended
                                                           March 31
(Dollars in millions)                                   2001    2000
-------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Domestic Steel(a)(b)                                    $(151)    $54
U. S. Steel Kosice(c)                                      41       -
                                                        -----   -----
Income (loss) from Reportable Segments                  $(110)    $54
 Items not allocated to segment:
  Net Pension Credits                                      41      65
  Administrative Expenses                                  (8)     (6)
  Costs related to former business activities(d)          (24)    (22)
                                                        -----   -----
   Total U. S. Steel Group                              $(101)    $91

CAPITAL EXPENDITURES
 Domestic Steel                                           $32     $45
 U. S. Steel Kosice                                         5       -
                                                        -----   -----
   Total U. S. Steel Group                                $37     $45

OPERATING STATISTICS
 Average steel price per ton: ($/net ton)
   Domestic Steel                                        $439    $438
   U. S. Steel Kosice                                     293       -
 Steel Shipments:(e)
   Domestic Steel                                       2,432   2,980
   U. S. Steel Kosice                                     749       -
                                                        -----   -----
     Total Steel Shipments                              3,181   2,980
 Raw Steel-Production:(e)
   Domestic Steel                                       2,623   3,152
   U. S. Steel Kosice                                     952       -
                                                        -----   -----
     Total Raw Steel-Production                         3,575   3,152
 Raw Steel-Capability Utilization:(f)
   Domestic Steel                                       83.1%   99.0%
   U. S. Steel Kosice                                   85.8%       -
 Iron ore shipments - Domestic Steel(e)                 1,911   2,029
-----------

 (a) The first quarter of 2001 includes a favorable $70 million for USX's share of gain on the Transtar reorganization and a $74 million charge for a substantial portion of accounts receivable from Republic.
 (b) Includes the sale, domestic production and transportation of steel products, coke, taconite pellets and coal; the management of mineral resources; real estate development; engineering and consulting services; and equity income from joint ventures and partially owned companies.
 (c) Includes the production and sale of steel products and coke from facilities primarily located in the Slovak Republic.
 (d) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.
 (e)  Thousands of net tons.
 (f) Based on annual raw steel production capability of 12.8 million tons for Domestic Steel and 4.5 million tons for U. S. Steel Kosice.

Part II - Other Information:
---------------------------
Item 1. LEGAL PROCEEDINGS

Marathon Group

Environmental Proceedings

     In October 1998, the National Enforcement Investigations Center and Region V of the U.S. Environmental Protection Agency ("EPA") conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. On
March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson Refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations.

     MAP has recently settled with the EPA certain New Source Review ("NSR") compliance issues as well as multi-media issues related to the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $263 million in environmental capital expenditures and improvements to MAP's refineries over approximately an 8 year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of $6.5 million in supplemental environmental projects as a part of an enforcement action for alleged Clean Air Act violations. MAP believes that the settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

U. S. Steel Group

Environmental Proceedings

     The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. In 1999, a new Record of Decision was approved by the EPA and the U.S. Department of Justice. On January 19, 2001, USX signed a consent decree with the EPA to remediate this site. On April 6, 2001, USX paid $.4 million for costs associated with this site. The only remaining outstanding claim is the natural resource damages claim filed by the Commonwealth of Pennsylvania.

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

                                                       (In millions)
                                                    -------------------
                                                    First Quarter Ended
                                                          March 31
                                                      2001       2000
                                                      ----       ----
INCOME DATA:
Revenues and other income                           $8,735     $7,855
Income from operations                                 924        533
Net income                                             513        262


                                                       (In millions)
                                                  ------------------------
                                                   March 31   December 31
                                                     2001         2000
                                                   --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                      $7,052      $7,397
Noncurrent assets                                   11,061      10,135
                                                    ------      ------
Total assets                                       $18,113     $17,532
                                                    ======      ======

Liabilities and Stockholder's Equity:
Current liabilities                                 $4,011      $3,951
Noncurrent liabilities                               7,986       8,110
Preferred stock of subsidiary                            9           9
Minority interest in income of
  Marathon Ashland Petroleum LLC                     1,938       1,840
Stockholder's equity                                 4,169       3,622
                                                    ------      ------
Total liabilities and stockholder's equity         $18,113     $17,532
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

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

               12.1 Computation of Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends

               12.2 Computation of Ratio of Earnings to
                    Fixed Charges


     (b)  REPORTS ON FORM 8-K

               Form 8-K dated January 24, 2001, reporting under Item 9. Regulation FD disclosure, the USX-Marathon Group and USX-U. S. Steel Group Earnings Releases.

               Form 8-K dated February 27, 2001, reporting under Item 5. Other Events, the filing of the audited Financial Statements and Supplementary Data for the fiscal year ended December 31, 2000, reports of independent accountants.

               Form 8-K dated April 24, 2001, reporting under Item 9. Regulation FD Disclosure, that USX Corporation is furnishing information under Regulation FD for the April 24, 2001 press releases titled "USX Announces Plan of Reorganization" and "USX Corporation Declares First Quarter Marathon Dividend and Reduced U. S. Steel Group Dividend."

               Form 8-K dated April 24, 2001, reporting under Item 5. Other Events, that USX Corporation is filing information for the April 24, 2001 press releases titled "USX Announces Plan of Reorganization" and "USX Corporation Declares First Quarter Marathon Dividend and Reduced U. S. Steel Group Dividend."

               Form 8-K dated May 8, 2001, reporting under Item 9. Regulation FD Disclosure, the statement concerning the impact of the plan of reorganization on preferred securities and industrial revenue bonds.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      USX CORPORATION


      By /s/ Larry G. Schultz
      ------------------------
          Larry G. Schultz
          Vice President -
             Accounting

May 11, 2001