Form 10-Q
period 2001-06-30
USX CORP
filed 2001-08-06
CIK 101778

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 2001

                                  or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ------------ to ------------


                            USX CORPORATION
         -----------------------------------------------------
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


----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X..No.....

Common stock outstanding at July 31, 2001 follows:

               USX-Marathon Group       -  308,913,392 shares
               USX-U. S. Steel Group    -   89,141,345 shares

                            USX CORPORATION
                             SEC FORM 10-Q
                      QUARTER ENDED June 30, 2001
                      ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

     A.   Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                Financial Statements                                 9

               Ratio of Earnings to Combined Fixed Charges
                and Preferred Stock Dividends and Ratio of
                Earnings to Fixed Charges                           28

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                          29

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                          39

               Financial Statistics                                 42

     B.   Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               43

               Marathon Group Balance Sheet                         44

               Marathon Group Statement of Cash Flows               45

               Selected Notes to Financial Statements               46

       Item 2. Marathon Group Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                               59

       Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                         70

               Supplemental Statistics                              73

                            USX CORPORATION
                             SEC FORM 10-Q
                      QUARTER ENDED June 30, 2001
                      ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

     C.   U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            75

               U. S. Steel Group Balance Sheet                      76

               U. S. Steel Group Statement of Cash Flows            77

               Selected Notes to Financial Statements               78

       Item 2. U. S. Steel Group Management's Discussion
                and Analysis of Financial Condition
                and Results of Operations                           89

       Item 3. Quantitative and Qualitative Disclosures
                about Market Risk                                   99

               Supplemental Statistics                             102

PART II - OTHER INFORMATION


       Item 1. Legal Proceedings                                   103
       Item 4. Submission of Matters to
                    a Vote of Security Holders                     105
       Item 5. Other Information                                   106
       Item 6. Exhibits and Reports on Form 8-K                    107

Part I - Financial Information

     A.   Consolidated Corporation

               USX CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
           ------------------------------------------------
                                         Second Quarter   Six Months
                                             Ended          Ended
                                            June 30        June 30
(Dollars in millions)                      2001   2000    2001   2000
----------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                               $10,844 $10,293 $20,960 $19,600
 Dividend and investee income                32      31     112      35
 Net gains on disposal of assets             24      15      44     122
 Gain (loss) on ownership change in
       Marathon Ashland Petroleum LLC        (7)      4      (6)      8
 Other income                                10       7       78     14
                                         ------  ------   ------ ------
  Total revenues and other income        10,903  10,350   21,188 19,779
                                         ------  ------   ------ ------
COSTS AND EXPENSES:
 Cost of revenues
         (excludes items shown below)     7,791   7,710   15,560 14,923
 Selling, general and
             administrative expenses        204      67      329    138
 Depreciation, depletion and amortization   385     318      761    639
 Taxes other than income taxes            1,269   1,237    2,450  2,400
 Exploration expenses                        26      46       49     91
                                         ------  ------   ------ ------
  Total costs and expenses                9,675   9,378   19,149 18,191
                                         ------  ------   ------ ------
INCOME FROM OPERATIONS                    1,228     972    2,039  1,588
Net interest and other financial costs       86      92      109    187
Minority interest in income of
  Marathon Ashland Petroleum LLC            320     203      427    258
                                         ------  ------   ------ ------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE   822     677    1,503  1,143
Provision for income taxes                  270     254      434    423
                                         ------  ------   ------ ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                       552     423    1,069    720
Cumulative effect of change in accounting
 principle                                    -       -       (8)     -
                                         ------  ------   ------ ------
NET INCOME                                  552     423    1,061    720
Dividends on preferred stock                  2       2        4      4
                                         ------  ------   ------ ------
NET INCOME APPLICABLE TO COMMON STOCKS     $550    $421   $1,057   $716
                                         ======  ======   ====== ======



Selected notes to financial statements appear on pages 9-27.

               USX CORPORATION AND SUBSIDIARY COMPANIES
     CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                        INCOME PER COMMON SHARE
     ------------------------------------------------------------

                                         Second Quarter   Six Months
                                             Ended          Ended
                                            June 30        June 30
(Dollars in millions, except
              per share amounts)           2001    2000   2001   2000
---------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:
Income before cumulative effect of change
  in accounting principle                  $582    $367 $1,090   $621
     - Per share - basic                   1.88    1.18   3.53   1.99
                 - diluted                 1.88    1.18   3.52   1.99

Cumulative effect of change
   in accounting principle                    -       -     (8)     -
     - Per share - basic                      -       -   (.03)     -
                 - diluted                    -       -   (.02)     -

Net income                                 $582    $367 $1,082   $621
  - Per share - basic and diluted          1.88    1.18   3.50   1.99
Dividends paid per share                    .23     .21    .46    .42

Weighted average shares, in thousands
  - Basic                               309,101 312,233 308,928 312,180
  - Diluted                             309,627 312,431 309,338 312,359

APPLICABLE TO STEEL STOCK:

Net income (loss)                          $(32)     $4   $(25)   $95
  - Per share - basic                      (.36)    .62   (.28)  1.08
              - diluted                    (.36)    .62   (.28)  1.07

Dividends paid per share                    .10     .25    .35    .50

Weighted average shares, in thousands
  - Basic                                89,005  88,499 88,906 88,461
  - Diluted                              89,005  92,755 88,906 92,721






Selected notes to financial statements appear on pages 9-27.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED BALANCE SHEET (Unaudited)
               ----------------------------------------

                                ASSETS
                                                   June 30 December 31
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $723      $559
 Receivables, less allowance for doubtful
  accounts of $131 and $60                          2,836     2,888
 Receivables subject to a security interest           350       350
 Inventories                                        2,926     2,813
 Deferred income tax benefits                         234       261
 Assets held for sale                                   -       330
 Other current assets                                 119       131
                                                   ------    ------
     Total current assets                           7,188     7,332

Investments and long-term receivables,
 less reserves of $39 and $38                       1,041       801
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $16,810 and $16,222                               12,977    12,114
Prepaid pensions                                    2,928     2,879
Other noncurrent assets                               380       275
                                                   ------    ------
     Total assets                                 $24,514   $23,401
                                                   ======    ======













Selected notes to financial statements appear on pages 9-27.

               USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
          --------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   June 30 December 31
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------
LIABILITIES

Current liabilities:
 Notes payable                                       $250      $150
 Accounts payable                                   3,547     3,774
 Payroll and benefits payable                         418       432
 Accrued taxes                                        576       281
 Accrued interest                                     114       108
 Long-term debt due within one year                   436       287
                                                   ------    ------
     Total current liabilities                      5,341     5,032

Long-term debt, less unamortized discount           3,673     4,173
Deferred income taxes                               2,070     2,020
Employee benefits                                   2,578     2,415
Deferred credits and other liabilities                715       724
Preferred stock of subsidiary                         250       250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX           183       183

Minority interest in
           Marathon Ashland Petroleum LLC           2,010     1,840

STOCKHOLDERS' EQUITY

Preferred stock -
 6.50% Cumulative Convertible issued - 2,404,487 shares
   and 2,413,487 shares ($120 and $121 liquidation
   preference, respectively)                            2         2
Common stocks:
 Marathon Stock issued - 312,165,978 shares and
  312,165,978 shares                                  312       312
 Steel Stock issued - 89,156,721 shares and
  88,767,395 shares                                    89        89
 Securities exchangeable solely into Marathon Stock
  issued - 264,441 shares and 281,148 shares            -         -
Treasury common stock, at cost - Marathon Stock
         - 3,256,789 shares and 3,899,714 shares      (87)     (104)
Additional paid-in capital                          4,686     4,676
Deferred compensation                                 (30)       (8)
Retained earnings                                   2,731     1,847
Accumulated other comprehensive loss                   (9)      (50)
                                                   ------    ------
     Total stockholders' equity                     7,694     6,764
                                                   ------    ------
     Total liabilities and stockholders' equity   $24,514   $23,401
                                                   ======    ======

Selected notes to financial statements appear on pages 9-27.

               USX CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
           ------------------------------------------------
                                                    Six Months Ended
                                                        June 30
(Dollars in millions)                                2001      2000
----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                         $1,061      $720
Adjustments to reconcile to net cash provided
 from operating activities:
 Cumulative effect of change in accounting principle    8         -
 Minority interest in income of Marathon Ashland
  Petroleum LLC                                       427       258
 Depreciation, depletion and amortization             761       639
 Exploratory dry well costs                             6        32
 Pensions and other postretirement benefits           (42)     (157)
 Deferred income taxes                               (179)      162
 (Gain) loss on ownership change in Marathon Ashland
  Petroleum LLC                                         6        (8)
 Net gains on disposal of assets                      (44)     (122)
 Changes in:
     Current receivables                              150      (320)
     Inventories                                      (83)     (265)
     Current accounts payable and accrued expenses    (99)      213
 All other - net                                       51       (44)
                                                   ------    ------
     Net cash provided from operating activities    2,023     1,108
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                                 (769)     (673)
Acquisition of Pennaco Energy, Inc.                  (506)        -
Disposal of assets                                    115       230
Restricted cash - withdrawals                          26       161
                - deposits                            (15)     (194)
Investees - investments                                (2)      (67)
          - loans and advances                         (5)        -
          - returns and repayments                     10         2
All other - net                                       (19)       23
                                                   ------    ------
     Net cash used in investing activities         (1,165)     (518)
                                                   ------    ------
FINANCING ACTIVITIES:
Commercial paper and revolving
             credit arrangements - net               (277)     (253)
Other debt - borrowings                               139       273
           - repayments                              (132)     (309)
Common stock repurchased                               (1)        -
Treasury stock reissued                                 3         -
Preferred stock repurchased                             -       (12)
Dividends paid                                       (177)     (179)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                      (244)      (73)
                                                   ------    ------
     Net cash used in financing activities           (689)     (553)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (5)       (3)
                                                   ------    ------
NET INCREASE IN CASH AND CASH EQUIVALENTS             164        34
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        559       133
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $723      $167
                                                   ======    ======
Cash used in operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                               $(178)    $(179)
 Income taxes paid                                   (218)     (141)

Selected notes to financial statements appear on pages 9-27.

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

2. Effective January 1, 2001, USX adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Standard, as amended, requires recognition of all derivatives at fair value as either assets or liabilities. Changes in the fair value of all derivatives are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. For derivatives qualifying as hedges of future cash flows or certain foreign currency exposures, the effective portion of any changes in fair value is recognized in a component of stockholders' equity called other comprehensive income ("OCI") and then reclassified to earnings when the underlying anticipated transaction is consummated. Any ineffective portion of such hedges is recognized in earnings as it occurs. For derivatives designated as hedges of the fair value of recognized assets, liabilities or firm commitments, changes in the fair value of the hedged item are recognized immediately in earnings. Since changes in fair value of the related derivative are also recognized immediately in earnings, the net effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

    USX uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Management has authorized the use of futures, forwards, swaps and options to reduce the effects of fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, and nonferrous metals and also certain business transactions denominated in foreign currencies.

    In order to apply hedge accounting under SFAS No. 133, USX is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge. Generally, USX has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of most derivatives are recognized immediately in earnings, while the changes in the fair value of the underlying items generally are not recognized until the transaction is consummated. At the date of adoption, USX had one strategy that qualified as a hedge of the fair value of a firm commitment. This strategy continues to qualify for hedge accounting treatment. Additional strategies, which are hedges of future cash flows, qualified as hedges on June 1, 2001.

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)

2.  (Continued)

    A portion of the cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in OCI. The cumulative effect adjustment relates only to deferred gains or losses existing as of the close of business on December 31, 2000, for hedge transactions under prior accounting rules. A reconciliation of the changes in OCI relating to derivative instruments is as follows (amounts in millions):

                                                    Second     Six
                                                   Quarter    Months
                                                    Ended     Ended
                                                   June 30   June 30
   Deferred gain (loss), net of tax                  2001      2001
   ------------------------------------------------------------------
   Beginning balance                                  $34        $-
   Cumulative effect adjustment                         -        (8)
   Reclassification of the cumulative effect
    adjustment into earnings                           (7)       35
   Changes in fair value                               15        15
   Reclassification to earnings                         -         -
                                                     ----      ----
   Balance at June 30, 2001                           $42       $42
                                                     ====      ====

    Of the $42 million recorded in OCI as of June 30, 2001, $18 million, net of income taxes, is expected to be reclassified to earnings over the 12-month period ending June 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary as a result of continual changes in fair value.

    The ineffective portion of changes in the fair value of hedges of future cash flows recognized during the second quarter and six months of 2001 was a favorable $4 million before income taxes. This amount was included in revenues.

    The futures contracts used in cash flow hedge strategies vary in duration with certain contracts extending into 2002.

    USX employs one strategy qualifying as a hedge of the fair value of a firm commitment. There is no ineffectiveness associated with this hedge. The hedging instrument and the existing firm commitment contract are priced on the same underlying index. The over-the-counter swap agreement extends into 2008.

    USX did not have any foreign currency contracts that qualified for hedge accounting. The changes in fair value of the forward currency contracts are recognized immediately in earnings. These forward currency contracts have various maturities extending into 2001.

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)


2.  (Continued)

    In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141
    "Business Combinations" (SFAS 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143).

    SFAS 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires that the excess of fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. USX will account for all future business combinations under SFAS 141.

    SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. USX will adopt SFAS 142 effective January 1, 2002, as required. At that time, amortization of existing goodwill will cease on the unamortized portion associated with previous acquisitions and certain investments accounted for under the equity method. This will have a favorable impact on the results of operations of approximately $5 million, net of tax, annually beginning in 2002. Additionally, SFAS 142 requires that unamortized negative goodwill associated with investments accounted for under the equity method and acquired before July 1, 2001, be recognized in income as a cumulative effect of change in accounting principle. USX expects to recognize a favorable cumulative effect of a change in accounting principle of approximately $35 million, net of tax, upon adoption. USX continues to evaluate the financial effects of the provisions of SFAS No. 142 pertaining to intangible assets other than goodwill.

    SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including:
    1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense;
    4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. USX will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, USX cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

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


3.  (Continued)

    The results of segment operations for USX are as follows:

                                                               Total
                                                              Marathon
(In millions)                           E&P    RM&T    OERB   Segments
-----------------------------------------------------------------------
SECOND QUARTER 2001
-------------------
Revenues and other income:
 Customer                            $1,140  $7,536   $437     $9,113
 Intersegment (a)                       136       7     19        162
 Intergroup (a)                           5       -      3          8
 Equity in earnings of
        unconsolidated investees         16       8      7         31
 Other                                    9      17      5         31
                                     ------  ------ ------     ------
 Total revenues and other income     $1,306  $7,568   $471     $9,345
                                     ======  ====== ======     ======
Segment income                         $459    $842    $10     $1,311
                                     ======  ====== ======     ======

SECOND QUARTER 2000
-------------------
Revenues and other income:
 Customer                              $957  $7,406   $305     $8,668
 Intersegment (a)                       119      35     13        167
 Intergroup (a)                           6       -      6         12
 Equity in earnings (losses) of
        unconsolidated investees         (3)      6      4          7
 Other                                    7      10      2         19
                                     ------  ------ ------     ------
 Total revenues and other income     $1,086  $7,457   $330     $8,873
                                     ======  ====== ======     ======
Segment income                         $356    $529     $-       $885
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


3.  (Continued)

                                                Total     Total
                               Domestic       U.S.Steel  Marathon
(In millions)                   Steel    USSK  Segments  Segments Total
-----------------------------------------------------------------------
SECOND QUARTER 2001
-------------------
Revenues and other income:
 Customer                       $1,447   $284   $1,731   $9,113 $10,844
 Intersegment (a)                    2      -        2      162     164
 Intergroup (a)                      2      -        2        8      10
 Equity in earnings (losses) of
        unconsolidated investees    (8)     1       (7)      31      24
 Other                              11      -       11       31      42
                                ------ ------   ------   ------  ------
Total revenues and other income $1,454   $285   $1,739   $9,345 $11,084
                                ====== ======   ======   ======  ======
Segment income (loss)             $(69)   $41     $(28)  $1,311  $1,283
                                ====== ======   ======   ======  ======

SECOND QUARTER 2000
-------------------
Revenues and other income:
 Customer                       $1,625     $-   $1,625   $8,668 $10,293
 Intersegment (a)                    -      -        -      167     167
 Intergroup (a)                      4      -        4       12      16
 Equity in earnings of
        unconsolidated investees    14      -       14        7      21
 Other                              13      -       13       19      32
                                ------ ------   ------   ------  ------
Total revenues and other income $1,656     $-   $1,656   $8,873 $10,529
                                ====== ======   ======   ======  ======
Segment income                     $68     $-      $68     $885    $953
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

3.  (Continued)

                                                               Total
                                                              Marathon
(In millions)                       E&P    RM&T     OERB      Segments
----------------------------------------------------------------------
SIX MONTHS 2001
---------------
Revenues and other income:
 Customer                        $2,378 $14,278   $1,065      $17,721
 Intersegment (a)                   270      13       44          327
 Intergroup (a)                      15       -        5           20
 Equity in earnings of
        unconsolidated investees     36      14       11           61
 Other                               17      32        7           56
                                 ------  ------   ------       ------
Total revenues and other income  $2,716 $14,337   $1,132      $18,185
                                 ======  ======   ======       ======
Segment income                   $1,059  $1,118      $18       $2,195
                                 ======  ======   ======       ======

SIX MONTHS 2000
---------------
Revenues and other income:
 Customer                       $1,909  $13,833    $655      $16,397
 Intersegment (a)                  188       55      32          275
 Intergroup (a)                     11        -      11           22
 Equity in earnings (losses) of
        unconsolidated investees    (4)      10       8           14
 Other                              10       21       6           37
                                ------   ------  ------       ------
Total revenues and other income $2,114  $13,919    $712      $16,745
                                ======   ======  ======       ======
Segment income                    $665     $669     $13       $1,347
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


3.  (Continued)

                                                Total    Total
                                Domestic       U.S.Steel Marathon
(In millions)                    Steel   USSK  Segments  Segments  Total
------------------------------------------------------------------------
SIX MONTHS 2001
----------------
Revenues and other income:
 Customer                       $2,709   $530   $3,239   $17,721  $20,960
 Intersegment (a)                    3      -        3       327      330
 Intergroup (a)                      4      -        4        20       24
 Equity in earnings of
        unconsolidated investees    39      1       40        61      101
 Other                              17      1       18        56       74
                                ------ ------   ------    ------   ------
Total revenues and other income $2,772   $532   $3,304   $18,185  $21,489
                                ====== ======   ======    ======   ======
Segment income (loss)            $(220)   $82    $(138)   $2,195   $2,057
                                ====== ======   ======    ======   ======

SIX MONTHS 2000
---------------
Revenues and other income:
 Customer                       $3,203     $-   $3,203   $16,397  $19,600
 Intersegment (a)                    -      -        -       275      275
 Intergroup (a)                      8      -        8        22       30
 Equity in earnings of
        unconsolidated investees     7      -        7        14       21
 Other                              26      -       26        37       63
                                ------ ------   ------    ------   ------
Total revenues and other income $3,244     $-   $3,244   $16,745  $19,989
                                ====== ======   ======    ======   ======
Segment income                    $122     $-     $122    $1,347   $1,469
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


3.  (Continued)

    The following schedules reconcile segment amounts to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                       Marathon Group  U. S. Steel Group
                                       Second Quarter    Second Quarter
                                           Ended             Ended
                                          June 30           June 30
(In millions)                           2001   2000       2001   2000
-----------------------------------------------------------------------
Revenues and other income:
 Revenues and other income
      of reportable segments          $9,345  $8,873    $1,739 $1,656
 Items not allocated to segments -
 Gain (loss) on ownership change in MAP   (7)      4         -      -
 Elimination of intersegment revenues   (162)   (167)       (2)     -
                                      ------  ------     -----  -----
Total Group revenues and other income $9,176  $8,710    $1,737 $1,656
                                      ======  ======    ====== ======

Income:
 Income (loss) for
           reportable segments        $1,311    $885      $(28)   $68
 Items not allocated to segments:
  Gain (loss) on ownership
           change in MAP                  (7)      4         -      -
  Administrative expenses                (34)    (29)       (8)    (5)
  Net pension credits                      -       -        31     67
  Costs related to former
           business activities             -       -       (14)   (18)
  Costs related to Proposed Separation   (15)      -        (8)     -
                                      ------  ------    ------ ------
  Total Group income (loss)
           from operations            $1,255    $860      $(27)  $112
                                      ======  ======    ====== ======

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)


3.  (Continued)

                                    Marathon Group    U. S. Steel Group
                                       Six Months         Six Months
                                          Ended              Ended
                                         June 30            June 30
(In millions)                          2001   2000        2001   2000
-----------------------------------------------------------------------
Revenues and other income:
 Revenues and other income
         of reportable segments     $18,185 $16,745     $3,304 $3,244
 Items not allocated to segments:
  Gain (loss) on ownership
         change in MAP                   (6)      8          -      -
  Other (a)                              59      87          -      -
  Elimination of intersegment revenues (327)   (275)        (3)     -
                                     ------  ------      -----  -----
  Total Group revenues
          and other income          $17,911 $16,565     $3,301 $3,244
                                     ======  ======     ====== ======
Income:
 Income (loss) for
           reportable segments       $2,195  $1,347      $(138)  $122
 Items not allocated to segments:
  Gain (loss) on ownership
            change in MAP                (6)      8          -      -
  Administrative expenses               (65)    (57)       (15)   (11)
  Net pension credits                     -       -         72    132
  Costs related to former
             business activities          -       -        (38)   (40)
  Costs related to Proposed Separation  (16)      -         (9)     -
  Other (a)                              59      87          -      -
                                     ------  ------     ------ ------
  Total Group income (loss)
             from operations         $2,167  $1,385      $(128)  $203
                                     ======  ======     ====== ======

(a) Represents in 2001 for the Marathon Group, gain on offshore lease resolution with the U.S. Government and in 2000, gain on disposition of Angus/Stellaria.

4.  On November 24, 2000, USX acquired U. S. Steel Kosice, s.r.o.
    (USSK), which is primarily located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The acquisition was accounted for under the purchase method of accounting.

    In the first quarter 2001, Marathon Oil Company (Marathon) acquired Pennaco Energy, Inc. (Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the preliminary fair value of net assets acquired (goodwill) was $64 million and was originally to be amortized over 17 years.

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)


4.  (Continued)

    However, with the adoption of SFAS No. 142, effective
    January 1, 2002, USX will cease the amortization of goodwill and will test the unamortized balance for impairment on an annual basis. Results of operations for the six months of 2001 include the results of Pennaco from February 7, 2001.

    On March 1, 2001, USX completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, USX assumed approximately $66 million of certain employee related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for the six months of 2001 include the operations of East Chicago Tin from the date of acquisition.

    On March 23, 2001, Transtar, Inc. (Transtar) completed its previously announced reorganization with its two voting shareholders, USX and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, USX became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. USX accounted for the change in its ownership interest in Transtar using the purchase method of accounting. USX recognized in the six months of 2001 a pretax gain of $68 million (included in dividend and investee income) and a favorable deferred tax adjustment of $33 million related to this transaction. USX previously accounted for its investment in Transtar under the equity method of accounting.

    The following unaudited pro forma data for USX includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the periods presented. The six months 2001 pro forma results exclude the $68 million gain and $33 million tax benefit recorded as a result of the Transtar transaction. In addition, VSZ did not historically provide carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States. Therefore, USX made certain estimates and assumptions regarding revenues and costs in the preparation of the unaudited pro forma data relating to USSK for the six months of 2000.

    The following pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)


4.  (Continued)

                                                    Six Months Ended
                                                        June 30
(In millions, except per share amounts)              2001      2000
----------------------------------------------------------------------
     Revenues and other income                    $21,174   $20,402
     Income before cumulative effect of change in
      accounting principle                            964       740
     Net income                                       956       740

     Applicable to Marathon Stock:
     Income before cumulative effect of change in
      accounting principle                          1,087       603
      - Per share - basic and diluted                3.52      1.93
     Net income                                     1,079       603
      - Per share - basic and diluted                3.49      1.93

     Applicable to Steel Stock:
     Net income (loss)(a)                            (127)      133
      - Per share - basic                           (1.43)     1.51
                  - diluted                         (1.43)     1.48

 (a) Amounts are net of dividends on preferred stock of $4 million.

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

                                                     (In millions)
                                                 ----------------------
                                                   June 30 December 31
                                                     2001      2000
                                                   -------------------
    Raw materials                                    $933      $915
    Semi-finished products                            378       429
    Finished products                               1,411     1,279
    Supplies and sundry items                         204       190
                                                   ------    ------
      Total                                        $2,926    $2,813
                                                   ======    ======

7. Total comprehensive income was $562 million for the second quarter of 2001, $420 million for the second quarter of 2000, $1,103 million for the six months of 2001 and $716 million for the six months of 2000.

8. The method of calculating net income (loss) per share for the Marathon Stock and Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group and the U. S. Steel Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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


8.  (Continued)

         COMPUTATION OF INCOME PER SHARE

                                             Second Quarter Ended
                                                    June 30
                                              2001           2000
                                          Basic Diluted  Basic Diluted
-----------------------------------------------------------------------
Marathon Group
--------------
Net income (millions)                      $582    $582   $367   $367
                                         ======  ====== ====== ======
Shares of common stock outstanding (thousands):
 Average number of common
      shares outstanding                309,101 309,101 312,233 312,233
 Effect of dilutive securities
               - stock options                -     526       -     198
                                         ------  ------  ------  ------
 Average common shares
            and dilutive effect         309,101 309,627 312,233 312,431
                                         ======  ======  ======  ======
Net income per share                      $1.88   $1.88   $1.18   $1.18
                                         ======  ======  ======  ======
U. S. Steel Group
-----------------
Net income (loss) (millions):
  Net income (loss)                        $(30)   $(30)    $56     $56
  Dividends on preferred stock                2       2       2       2
                                         ------  ------  ------  ------
Net income (loss) applicable
            to Steel Stock                  (32)    (32)     54      54
Effect of dilutive convertible securities     -       -       -       2
                                         ------  ------  ------  ------
 Net income (loss) assuming conversions    $(32)   $(32)    $54     $56
                                         ======  ======  ======  ======
Shares of common stock outstanding (thousands):
 Average number of
       common shares outstanding         89,005  89,005  88,499  88,499
 Effect of dilutive securities
       - trust preferred securities           -       -       -   4,256
                                         ------  ------  ------  ------
 Average common shares
            and dilutive effect          89,005  89,005  88,499  92,755
                                         ======  ======  ======  ======
Net income (loss) per share               $(.36)  $(.36)   $.62    $.62
                                         ======  ======  ======  ======

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)

8.  (Continued)

         COMPUTATION OF INCOME PER SHARE
                                                Six Months Ended
                                                    June 30
                                              2001           2000
                                          Basic Diluted  Basic Diluted
-----------------------------------------------------------------------
Marathon Group
--------------
Net income (millions):
 Income before cumulative effect of change
          in accounting principle        $1,090  $1,090   $621    $621
 Cumulative effect of change in
          accounting principle               (8)     (8)     -       -
                                         ------  ------ ------  ------
 Net income                              $1,082  $1,082   $621    $621
                                         ======  ====== ======  ======
Shares of common stock outstanding (thousands):
 Average number of
           common shares outstanding    308,928 308,928 312,180 312,180
 Effect of dilutive securities
           - stock options                    -     410       -     179
                                         ------  ------  ------  ------
 Average common shares
             and dilutive effect        308,928 309,338 312,180 312,359
                                         ======  ======  ======  ======
Per share:
Income before cumulative effect of change
          in accounting principle         $3.53   $3.52   $1.99   $1.99
Cumulative effect of change in
           accounting principle            (.03)   (.02)      -       -
                                         ------  ------  ------  ------
 Net income                               $3.50   $3.50   $1.99   $1.99
                                         ======  ======  ======  ======
U. S. Steel Group
-----------------
Net income (loss) (millions):
 Net income (loss)                         $(21)   $(21)    $99     $99
 Dividends on preferred stock                 4       4       4       4
                                         ------  ------  ------  ------
 Net income (loss) applicable
                to Steel Stock              (25)    (25)     95      95
 Effect of dilutive convertible securities    -       -       -       4
                                         ------  ------  ------  ------
 Net income (loss) assuming conversions    $(25)   $(25)    $95     $99
                                         ======  ======  ======  ======
Shares of common stock outstanding (thousands):
Average number of
            common shares outstanding    88,906  88,906  88,461  88,461
Effect of dilutive securities:
  Trust preferred securities                  -       -       -   4,256
  Stock options                               -       -       -       4
                                         ------  ------  ------  ------
  Average common shares
           and dilutive effect           88,906  88,906  88,461  92,721
                                         ======  ======  ======  ======
Net income (loss) per share               $(.28) $(.28)   $1.08   $1.07
                                         ======  ======  ======  ======

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)


9. Included in revenues and costs and expenses for the second quarter of 2001 and 2000 were $1,132 million and $1,108 million, respectively, representing excise taxes on petroleum products and merchandise. Similar amounts for the six months of 2001 and 2000 were $2,170 million and $2,147 million, respectively.

10. The provision for income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

    Interest and other financial costs in the six months of 2001 included a favorable adjustment of $76 million and provision for income taxes included an unfavorable adjustment of $20 million, both of which are related to certain prior years' taxes.

    In the second quarter of 2001, the income tax provision included a foreign deferred tax benefit of $9 million related to a reduction in the statutory rate enacted in the Canadian province of Alberta.

11. At June 30, 2001, USX had no borrowings against its
    $1,354 million long-term revolving credit facility and no borrowings against its $451 million short-term revolving credit facility.

    Certain banks provide USX with short-term lines of credit totaling $115 million which require a .125% fee or maintenance of compensating balances of 3%. At June 30, 2001, there were no borrowings against these facilities.

    At June 30, 2001, MAP had no borrowings against its $500 million revolving credit agreements with banks and had no amounts outstanding against its $190 million revolving credit agreement with Ashland, which was amended and extended for one year to March 15, 2002.

    At June 30, 2001, USSK had no borrowings against its $50 million short-term credit facility.

    At June 30, 2001, in the event of a change in control of USX, debt obligations totaling $3,330 million and operating lease obligations of $101 million may be declared immediately due and payable. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $100 million or provide a letter of credit to secure the remaining obligation.

12. On February 16, 2001, USX borrowed $250 million under a six-month term loan facility agreement. The loan is unsecured and any borrowings bear interest at defined short-term market rates. At June 30, 2001, $250 million remained outstanding on this facility.

    On March 30, 2001, USX borrowed $30 million under a five-year promissory note agreement. The amount borrowed is unsecured and requires quarterly principal payments and interest at a rate of 6.57%. At June 30, 2001, $29 million was outstanding under the agreement.

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

14. In 1998, USX redeemed all shares of USX-Delhi Group Common
    Stock. After the redemption, 50,000,000 shares of this stock remain authorized but unissued.

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

    USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2001, and December 31, 2000, accrued liabilities for remediation totaled $216 million and $212 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $60 million at June 30, 2001, and $57 million at December 31, 2000.

    For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 2001 and for the years 2000 and 1999, such capital expenditures totaled $23 million, $91 million and $78 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

    On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental capital projects over the next eight years primarily aimed at reducing air emissions at its seven refineries. The current estimated cost to

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)

15. (Continued)

    complete these projects is approximately $270 million. In addition, MAP is required to complete certain agreed upon supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations, at a current estimated cost of $8 million. The consent decree is currently awaiting court approval.

    At June 30, 2001, and December 31, 2000, accrued liabilities for platform abandonment and dismantlement totaled $178 million and $162 million, respectively.

    Guarantees by USX of the liabilities of affiliated entities totaled $80 million at June 30, 2001. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of June 30, 2001, the largest guarantee for a single affiliate was $48 million.

    At June 30, 2001, USX's pro rata share of obligations of LOOP
    LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $119 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

    Contract commitments to acquire property, plant and equipment and long-term investments at June 30, 2001, totaled $568 million compared with $663 million at December 31, 2000.

16. On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX (Proposed Separation). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. Holders of current USX-
    U. S. Steel Group Common Stock will become holders of United
    States Steel Corporation Common Stock. Holders of current USX-Marathon Group Common Stock will become holders of Marathon Oil Corporation Common Stock. The Proposed Separation does not contemplate a cash distribution to stockholders. Each new company will carry approximately the same assets and liabilities now associated with its existing business, except for a value transfer of approximately $900 million from Marathon Oil Corporation to United States Steel Corporation, intended to maintain United
    States Steel Corporation as a strong, independent company. The form of the value transfer will be a reattribution of USX corporate debt between the USX-Marathon Group and the USX-U. S. Steel Group. The Proposed Separation is subject to the approval of the holders of a majority of the outstanding shares of each class of current USX common stock, receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements and receipt of necessary regulatory and third party consents. The transaction is expected to occur on or about December 31, 2001, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances. Costs related to the Proposed Separation include professional fees and certain other

               USX CORPORATION AND SUBSIDIARY COMPANIES
    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    ---------------------------------------------------------------
                              (Unaudited)


16. (Continued)

    expenses and are included in selling, general and administrative expenses. These costs in the second quarter and six months of 2001 were $23 million and $25 million, respectively.

17. On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, an Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which owns and operates the businesses of the USX-U. S. Steel Group. The reorganization will not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group.

    This reorganization in corporate form is independent of the Proposed Separation of the energy and steel businesses of USX
    Corporation.

18. On July 27, 2001, United States Steel LLC and United States
    Steel LLC's wholly owned subsidiary, United States Steel Financing Corp., issued $385 million of Senior Notes due August 1, 2008 (Notes), at an interest rate of 10.75 percent. The Notes were issued to meet, in part, the conditions of the Proposed Separation related to the completion of necessary financing arrangements. These notes are guaranteed by USX Corporation until completion of the Proposed Separation, at which time they will be solely the obligation of United States Steel Corporation. The notes allow their redemption if the Proposed Separation does not occur.

    The Notes contain certain restrictive covenants that became effective on the date of issue. These convenants impose restrictions on certain activities of United States Steel Corporation after the Proposed Separation. Most of these covenants apply only when the Notes are not rated investment grade.

                            USX CORPORATION
      COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                     AND PREFERRED STOCK DIVIDENDS
                 TOTAL ENTERPRISE BASIS - (Unaudited)
                         CONTINUING OPERATIONS
      ----------------------------------------------------------

Six Months Ended
    June 30                     Year Ended December 31
------------------------------------------------------------------
 2001      2000      2000      1999      1998      1997      1996
 ----      ----      ----      ----      ----      ----      ----

11.18      6.58      3.79      4.20      3.45      3.63      3.41
 ====      ====      ====      ====      ====      ====      ====




                            USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                 TOTAL ENTERPRISE BASIS - (Unaudited)
                         CONTINUING OPERATIONS
           -------------------------------------------------

Six Months Ended
    June 30                     Year Ended December 31
---------------------------------------------------------------------
 2001      2000      2000      1999      1998      1997      1996
 ----      ----      ----      ----      ----      ----      ----

11.56      6.74      3.89      4.32      3.56      3.79      3.65
 ====      ====      ====      ====      ====      ====      ====

               USX CORPORATION AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     USX Corporation ("USX") is a diversified company that is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the second quarter 2001 USX Consolidated Financial Statements and Selected Notes to Financial Statements. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For individual Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

     On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX ("Proposed Separation"). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. Holders of current Steel Stock would become holders of United States Steel Corporation Common Stock. Holders of current Marathon Stock would become holders of Marathon Oil Corporation Common Stock. The Proposed Separation does not contemplate a cash distribution to stockholders. Each new company will carry approximately the same assets and liabilities now associated with its existing business, except for a value transfer of approximately $900 million from Marathon Oil Corporation to United States Steel Corporation, intended to maintain United States Steel Corporation as a strong, independent company. The form of the value transfer will be a reattribution of USX corporate debt between the USX-Marathon Group and the USX-U. S. Steel Group. The Proposed Separation is subject to the approval of the holders of a majority of the outstanding shares of each class of current USX common stock, receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements, and receipt of necessary regulatory and third party consents. The transaction is expected to occur on or about
December 31, 2001, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances.

     On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, a Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which owns and operates the businesses of the USX-U. S. Steel Group. The reorganization will not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group. This reorganization in corporate form is independent of the Proposed Separation of the energy and steel businesses of USX Corporation.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX Annual Report on Form 10-K for the year ended December 31, 2000 and subsequent filings.

Results of Operations
---------------------

     Revenues and other income for the second quarter and the first six months of 2001 and 2000 are set forth in the following table:

                                       Second Quarter     Six Months
                                       Ended June 30    Ended June 30
(Dollars in millions)                   2001    2000     2001    2000
-----------------------------------------------------------------------
Revenues and other income
  Marathon Group                      $9,176  $8,710  $17,911 $16,565
  U. S. Steel Group                    1,737   1,656    3,301   3,244
  Eliminations                           (10)    (16)     (24)    (30)
                                      ------  ------   ------  ------
 Total revenues and other income     $10,903 $10,350  $21,188 $19,779
Less:
  Excise taxes(a)                      1,132   1,108    2,170   2,147
  Matching buy/sell transactions(a)    1,031   1,322    2,130   2,295
                                      ------  ------   ------  ------
 Revenues and other income
     excluding above items            $8,740 $7,920   $16,888 $15,337
                                      ====== ======    ======  ======
------

(a) Consumer excise taxes on petroleum products and merchandise and matching crude oil and refined products buy/sell transactions settled in cash are included in both revenues and costs and expenses for the Marathon Group and USX consolidated.

     Revenues and other income (excluding excise taxes and matching buy/sell transactions) increased by $820 million in the second quarter of 2001 as compared with the second quarter of 2000, reflecting increases of $733 million for the Marathon Group and $81 million for the U. S. Steel Group. For the first six months of 2001, revenues increased $1,551 million as compared with the same period of 2000, reflecting increases of $1,488 million for the Marathon Group and $57 million for the U. S. Steel Group.

     For discussion of revenues and other income by Group, see
Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Income from operations for the second quarter and the first six months of 2001 and 2000 are set forth in the following table:

                                        Second Quarter     Six Months
                                         Ended June 30   Ended June 30
(Dollars in millions)                      2001  2000     2001   2000
-----------------------------------------------------------------------
Reportable segments
 Marathon Group
   Exploration & production                $459   $356  $1,059   $665
   Refining, marketing & transportation     842    529   1,118    669
   Other energy related businesses           10      -      18     13
                                         ------ ------  ------ ------
   Income for reportable segments
      - Marathon Group                   $1,311   $885  $2,195 $1,347

 U. S. Steel Group
   Domestic Steel                          $(69)   $68   $(220)  $122
   U. S. Steel Kosice                        41      -      82      -
                                          -----  -----   -----  -----
    Income (loss) for reportable segments
       - U. S. Steel Group                 $(28)   $68   $(138)  $122

    Income for reportable segments
       - USX Corporation                  1,283    953   2,057  1,469

Items not allocated to segments:
 Marathon Group                             (56)   (25)    (28)    38
 U. S. Steel Group                            1     44      10     81
                                          -----  -----   -----  -----
 Total income from operations
             - USX Corporation           $1,228   $972  $2,039 $1,588

     Income for reportable segments increased by $330 million in the second quarter of 2001 as compared with the second quarter of 2000, reflecting an increase of $426 million for the Marathon Group reportable segments and a decrease of $96 million for U. S. Steel Group reportable segments. Income for reportable segments in the first six months of 2001 increased by $588 million compared with the first six months of 2000, reflecting an increase of $848 million for the Marathon Group reportable segments and a decrease of $260 million for the U. S. Steel Group reportable segments.

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

               USX CORPORATION AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Net interest and other financial costs for the second quarter of 2001 decreased $6 million compared to the second quarter of 2000. The first six months of 2001 included a favorable adjustment of $76 million related to prior years' taxes. Excluding this adjustment, net interest and other financial costs for the first six months of 2001 decreased $2 million compared to the same period in 2000.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased $117 million and $169 million in the second quarter and first six months of 2001, respectively, due to higher MAP income. For further discussion, see Management
Discussion and Analysis of Financial Condition and Results of
Operations for the Marathon Group.

     Provisions for income taxes of $270 million and $434 million for the second quarter and the first six months of 2001 were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities. In the first six months of 2001, the provision included a $33 million tax benefit associated with the Transtar reorganization, a foreign deferred tax benefit of $9 million related to a reduction in the statutory rate enacted in the Canadian province of Alberta and an unfavorable adjustment of $20 million primarily related to the settlement of prior years' taxes.

     Cumulative effect of change in accounting principle of $8 million, net of a tax benefit of $5 million, in the first six months of 2001 was an unfavorable transition adjustment related to adopting SFAS No. 133. For further discussion, see Note 2 to the USX Consolidated Financial Statements.

     Net income was $552 million for the second quarter of 2001, an increase of $129 million compared to the second quarter of 2000 reflecting an increase of $215 million for the Marathon Group and a decrease of $86 million for the U. S. Steel Group. Net income was $1,061 million for the first six months of 2001, an increase of $341 million compared with the first six months of 2000, reflecting an increase of $461 million for the Marathon Group and a $120 million decrease for the U. S. Steel Group.

Dividends to Stockholders
-------------------------
     On July 31, 2001, the USX Board of Directors (the "Board") declared dividends of 23 cents per share on Marathon Stock and 10 cents per share on Steel Stock, payable September 10, 2001, to stockholders of record at the close of business on August 16, 2001. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable September 28, 2001, to stockholders of record at the close of business on August 31, 2001.

     On August 13, 2001, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, will redeem its non-voting
Exchangeable Shares through an exchange for shares of Marathon Stock on a one-for-one basis.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

Balance Sheet
-------------
     Current assets at June 30, 2001 decreased $144 million from year-end 2000 primarily due to decreases in assets held for sale, accounts receivable and deferred income tax benefits, partially offset by increases in cash and cash equivalents and inventories. The decrease in assets held for sale resulted from the reclassification of the Yates field assets to investments and long-term receivables.

     Investments and long-term receivables increased $240 million from year-end 2000, primarily due to the reclassification of the Yates field assets from assets held for sale to an investment in MKM Partners L.P.

     Net property, plant and equipment at June 30, 2001 increased $863 million from year-end 2000 primarily due to the acquisitions of Pennaco Energy, Inc. ("Pennaco") and East Chicago Tin and the consolidation of Transtar.

     Current liabilities at June 30, 2001 increased $309 million compared to year-end 2000 primarily due to an increase in accrued taxes, debt due within one year and notes payable, partially offset by a decrease in accounts payable. The increase in accrued taxes was primarily related to the settlement of prior years' taxes.

     Total long-term debt and notes payable was $4,359 million at June 30, 2001, $251 million lower than year-end 2000. Debt decreased due to increased cash available for debt reduction. As a result, revolving credit agreements and outstanding commercial paper were reduced, partially offset by increased borrowings from a six-month term loan facility agreement and a new five-year promissory note agreement. Most of the debt is a direct obligation of, or is guaranteed by, USX.

     Employee benefits at June 30, 2001 increased $163 million compared to year-end 2000 primarily due to the addition of employees with the Transtar consolidation and the acquisition of the tin mill products business of LTV Corporation.

     Minority interest in Marathon Ashland Petroleum LLC increased by $170 million from year-end 2000 due to Ashland's share of recorded MAP income exceeding cash distributions to Ashland.

     Total stockholders' equity increased $930 million from year-end 2000 primarily due to increased net income, partially offset by dividends paid.

Cash Flows
----------
     Net cash provided from operating activities totaled $2,023 million in the first six months of 2001, a $915 million increase from the first six months of 2000, reflecting increases of $789 million for the Marathon Group and $126 million for the U. S. Steel Group. The increases primarily reflect higher net income and lower use of working capital. For details, see Management's Discussion and Analysis of Financial Condition and Results of Operation for each Group.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Capital expenditures for property, plant and equipment in the first six months of 2001 were $769 million compared with $673 million for the first six months of 2000. For further details, see
Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

     Contract commitments to acquire property, plant and equipment and long-term investments at June 30, 2001, totaled $568 million compared with $663 million at December 31, 2000. In addition, MAP has a commitment to spend approximately $270 million over the next eight years for future environmental projects.

     The acquisition of Pennaco Energy, Inc. included cash payments of $506 million. For further discussion of Pennaco, see Note 4 to the USX Consolidated Financial Statements.

     Cash from disposal of assets was $115 million in the first six months of 2001, compared with $230 million in the first six months of 2000. Proceeds in 2001 were for the disposition of various Canadian oil fields, SSA stores, and various domestic production properties. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico.

     The net change in restricted cash was a net withdrawal of $11 million in the first six months of 2001, compared with a net deposit of $33 million in the first six months of 2000. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Financial obligations (the net of commercial paper and revolving credit agreements and other debt borrowings and repayments on the Consolidated Statement of Cash Flows) decreased $270 million in the first six months of 2001 compared with a decrease of $289 million in the first six months of 2000. The decrease in 2001 reflects net cash provided from operating activities and asset sales in excess of cash used for capital expenditures, acquisitions, dividend payments and minority interest distributions.

     Distributions to minority shareholder of MAP were $244 million in the first six months of 2001, compared with $73 million in the first six months of 2000. For further details, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.

Debt and Preferred Stock Ratings
--------------------------------
     Standard & Poor's Corp. rates USX's and Marathon's senior debt BBB, USX's subordinated debt BBB- and preferred stock BB+. Moody's Investor Services, Inc. rates USX's and Marathon's senior debt Baa1, USX's subordinated debt Baa2 and preferred stock Baa3. Fitch IBCA Duff & Phelps rates USX's senior notes BBB and USX's subordinated debt as BBB-. All senior debt of USX holds an investment grade rating. In connection with the Proposed Separation, Standard & Poor's reported that they had assigned a corporate credit rating of BBB+ for Marathon Oil Corporation with a stable outlook and a corporate credit rating of BB to United States Steel Corporation with a negative outlook, assuming the Proposed Separation is completed. Moody's has assigned a Ba1 senior implied rating to United States Steel Corporation with a stable outlook. Additionally, Standard & Poor's and Moody's have assigned BB and Ba2 ratings, respectively, to United States Steel LLC's $385 million senior unsecured note offering.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

Liquidity
---------
     At June 30, 2001, USX had no borrowings against its $1,354 million long-term revolving credit agreement, no borrowings against its $451 million 364-day facility and no commercial paper borrowings. There were no borrowings against USX's short-term lines of credit totaling $115 million at June 30, 2001. At June 30, 2001, there were no borrowings against the USSK short-term credit facility. At June 30, 2001, MAP had no borrowings against its revolving credit agreements with banks and no amounts outstanding against its revolving credit agreement with Ashland, which was amended and extended for one year to March 15, 2002.

     At June 30, 2001, USX had $250 million outstanding under a six-month term loan facility expiring August 16, 2001 and $29 million outstanding under a five-year promissory note agreement expiring in 2006.

     On July 27, 2001, United States Steel LLC and United States Steel LLC's wholly owned subsidiary, United States Steel Financing Corp., issued $385 million of Senior Notes due August 1, 2008 ("Notes"), at an interest rate of 10.75 percent. The Notes were issued to meet, in part, the conditions of the Proposed Separation related to the completion of necessary financing arrangements. These Notes are guaranteed by USX Corporation until completion of the Proposed Separation, at which time they will be solely the obligation of United States Steel Corporation. The Notes allow their redemption if the Proposed Separation does not occur. In accordance with USX's policy of managing most financial activity on a centralized, consolidated basis, the proceeds from the issuance of these Notes will be attributed to and reflected in the financial statements of both groups. The Notes contain covenants that impose significant restrictions on certain activities of United States Steel Corporation. For a description of these covenants see Management's Discussion and Analysis of Financial Condition and Results of Operation for the U. S. Steel Group, "Liquidity", on page 93.

     Capital expenditures in the first six months of 2001 were $769 million and are expected to be approximately $2.1 billion for the full year, including expenditures by recently acquired businesses. Contract commitments for capital expenditures at June 30, 2001 totaled $568 million.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of June 30, 2001, to complete currently authorized capital spending programs and to complete the Proposed Separation. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 2001 and years 2002 and 2003, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 15 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources. Until the Proposed Separation is implemented or abandoned, USX management believes that it will be more difficult to access traditional debt and equity markets.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 33 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 2001. In addition, there are 20 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 145 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 14 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for substantially all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     New Tier II gasoline rules, which were finalized by the U.S. Environmental Protection Agency ("EPA") in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2003 and 2005. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, and unforeseen hazards such as weather conditions.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     In October 1996, EPA Region V issued a Finding of Violation against the Robinson refinery alleging that it does not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the CAA, because the refinery's Total Annual Benzene releases exceed the limitation of 10 megagrams per year, and as a result, the refinery is in violation of the emission control, record keeping, and reports requirements. The Marathon Group contends that it does qualify for the exemption. However, in February 1999, the U.S. Department of Justice ("DOJ") in Chicago, Illinois, filed a civil complaint in the U.S. District Court for the Southern District of Illinois alleging six counts of violations of the CAA with respect to the benzene releases. The case has been settled in concept with Marathon and MAP agreeing to pay a combined $1.6 million civil penalty and the performance of $125,000 in supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations. A negotiated consent decree was filed with the Court May 11, 2001 and approval by the Court is anticipated in the third quarter 2001.

     In 1998, the EPA conducted multi-media inspections of MAP's Detroit and Robinson refineries covering compliance with the Clean Air Act, the Clean Water Act, reporting obligations under the Emergency Planning and Community Right to Know Act, and CERCLA and the handling of process waste. The EPA served a total of six Notices of Violation ("NOV") and Findings of Violation as a result of these inspections. On May 11, 2001, a consent decree was lodged with a federal court in Detroit, Michigan, where MAP settled with the EPA certain New Source Review ("NSR") and other air compliance issues as well as issues related to the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $270 million in environmental capital expenditures and improvements to MAP's refineries over approximately an eight year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of about $8 million in supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations. MAP believes that the settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions. Approval of the consent decree by the court is expected in the third quarter of 2001.

     In 2000, the Kentucky Natural Resources and Environmental Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. MAP has settled this NOV in concept for a $170,000 penalty and reimbursement of response costs up to $131,000. A final consent decree is expected in the third quarter 2001.

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

     In 1987, the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, California. DHS alleged that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid, which were eventually taken to this landfill for disposal. In 2000, the parties reached a buyout arrangement with a third party remediation firm, whereby the firm agreed to take title to and remediate the site and also indemnify the PRPs. This commitment was backed by pollution insurance. USX's share to participate in the buyout was approximately $1.1 million. Payment of the USX buyout amount was made December 2000. Title to the site was transferred to the remediation firm on January 31, 2001.

     In November 2000, a NOV was issued by the Jefferson County Health Department ("JCHD") alleging violation of the Halogenated Solvent National Emission Standards for Hazardous Air Pollutants and the JCHD Volatile Organic Compound ("VOC") regulations at the sheet mill stretch leveler at Fairfield Works. U. S. Steel Group proposed a civil penalty of $100,000 and a VOC emission limit, which have been agreed to by JCHD. A consent order was executed and approved by the court in May 2001. The penalty was paid by U. S. Steel Group in June 2001.

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

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
--------------------------------------------------------------------
Commodity-Based Derivative Instruments
Marathon Group(b)(c)

    Crude oil(f)(g)                              $8.0   $22.6   (d)

    Natural gas(f)(g)                            10.4    25.3   (d)

    Refined products(f)(g)                        0.3     1.8   (d)


U. S. Steel Group

    Natural Gas                                   0.9     2.2   (e)

    Zinc                                          1.8     4.6   (e)

    Tin                                           0.1     0.3   (e)

 (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% changes in closing commodity prices at June 30, 2001.
      Management evaluates the portfolios of commodity-based derivative instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to June 30, 2001, may cause future pretax income effects to differ from those presented in the table.
 (b) The number of net open contracts varied throughout second quarter 2001, from a low of 19,657 contracts at June 30, to a high of 30,633 contracts at May 30, and averaged 24,710 for the quarter. The type of derivative instruments and number of positions entered into will vary which changes the composition of the portfolio. Because of these variations, the number of open contracts, by itself, cannot be used to predict future income effects.
 (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
 (d)  Price increase.
 (e)  Price decrease.
 (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income.
 (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
               -----------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in June 30, 2001 interest rates on the fair value of USX's non-derivative financial instrument is provided in the following table:

(Dollars in millions)
-----------------------------------------------------------------------
As of June 30, 2001
                                                           Incremental
                                                           Increase in
Non-Derivative                                       Fair     Fair
Financial Instruments(a)                             Value   Value(b)
-----------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                             $272       $ -
-----------------------------------------------------------------------
Financial liabilities:
 Long-term debt(c)(d)                              $4,396      $146
 Preferred stock of
   subsidiary                                         250        19
 USX obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust         182        13
                                                   ------    ------
       Total liabilities                           $4,828      $178
----------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at June 30, 2001 on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at June 30, 2001.
(c)  Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

               USX CORPORATION AND SUBSIDIARY COMPANIES
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
               -----------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations.
     At June 30, 2001, USX had open Euro forward sale contracts for Slovak Koruna with a total carrying value of approximately $20 million. A 10% increase in the June 30, 2001 Euro forward rates would result in a $2 million charge to income. The entire amount of these contracts is attributed to the U. S. Steel Group.
     At June 30, 2001, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $9 million. A 10% increase in the Canadian dollar to U.S. dollar forward rate would result in a charge to income of approximately $1 million. The entire amount of these contracts is attributed to the Marathon Group.

Equity Price Risk
-----------------
     As of June 30, 2001, USX was subject to equity price risk and liquidity risk related to its investment in VSZ a.s., the former parent of U. S. Steel Kosice, s.r.o., which is attributed to the U. S. Steel Group. These risks are not readily quantifiable.

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

                            USX CORPORATION
                   FINANCIAL STATISTICS (Unaudited)
                   --------------------------------

                                         Second Quarter    Six Months
                                         Ended June 30    Ended June 30
(Dollars in millions)                      2001   2000    2001    2000
-----------------------------------------------------------------------
REVENUES AND OTHER INCOME

 Marathon Group                          $9,176  $8,710 $17,911 $16,565
 U. S. Steel Group                        1,737   1,656   3,301   3,244
 Eliminations                               (10)   (16)     (24)    (30)
                                        ------- ------- ------- -------
    Total                               $10,903 $10,350 $21,188 $19,779


INCOME (LOSS) FROM OPERATIONS

 Marathon Group                          $1,255    $860  $2,167  $1,385
 U. S. Steel Group                          (27)    112    (128)    203
                                         ------  ------  ------  ------
    Total                                $1,228    $972  $2,039  $1,588




CASH FLOW DATA
--------------

CAPITAL EXPENDITURES

 Marathon Group                            $352    $239    $628    $576
 U. S. Steel Group                          104      52     141      97
                                         ------  ------  ------  ------
    Total                                  $456    $291    $769    $673

     B.   Marathon Group

                   MARATHON GROUP OF USX CORPORATION
                  STATEMENT OF OPERATIONS (Unaudited)
                  -----------------------------------

                                         Second Quarter   Six Months
                                             Ended          Ended
                                            June 30        June 30
(Dollars in millions,
          except per share amounts)      2001    2000     2001    2000
-----------------------------------------------------------------------
REVENUES AND OTHER INCOME:
  Revenues                             $9,121  $8,680  $17,741 $16,419
  Dividend and investee income             39      17       72      28
  Net gains on disposal of assets          14       2       28      94
  Gain (loss) on ownership change
     in Marathon Ashland Petroleum LLC     (7)      4       (6)      8
  Other income                              9       7       76      16
                                       ------  ------   ------  ------
  Total revenues and other income       9,176   8,710   17,911  16,565
                                       ------  ------   ------  ------
COSTS AND EXPENSES:
  Cost of revenues
      (excludes items shown below)      6,202   6,264   12,436  12,063
  Selling, general and
         administrative expenses          185     124      326     258
  Depreciation, depletion
         and amortization                 306     240      609     486
  Taxes other than income taxes         1,202   1,176    2,324   2,282
  Exploration expenses                     26      46       49      91
                                       ------  ------   ------  ------
  Total costs and expenses              7,921   7,850   15,744  15,180
                                       ------  ------   ------  ------
INCOME FROM OPERATIONS                  1,255     860    2,167   1,385
Net interest and other financial costs     38      68       73     139
Minority interest in income
  of Marathon Ashland Petroleum LLC       320     203      427     258
                                       ------  ------   ------  ------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE 897     589    1,667     988
Provision for income taxes                315     222      577     367
                                       ------  ------   ------  ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                     582     367    1,090     621
Cumulative effect of change in accounting
 principle                                  -       -       (8)      -
                                       ------  ------   ------  ------
NET INCOME                               $582    $367   $1,082    $621
                                       ======  ======   ======  ======
MARATHON STOCK DATA:
Income before cumulative effect of
    change in accounting principle       $582    $367   $1,090    $621
  - Per share - basic                    1.88    1.18     3.53    1.99
              - diluted                  1.88    1.18     3.52    1.99
Cumulative effect of
    change in accounting principle          -       -       (8)      -
  - Per share - basic                       -       -     (.03)      -
              - diluted                     -       -     (.02)      -
Net income                               $582    $367   $1,082    $621
  - Per share - basic and diluted        1.88    1.18     3.50    1.99

Dividends paid per share                  .23     .21      .46     .42

Weighted average shares, in thousands
  - Basic                             309,101 312,233  308,928 312,180
  - Diluted                           309,627 312,431  309,338 312,359

Selected notes to financial statements appear on pages 46-58.

                   MARATHON GROUP OF USX CORPORATION
                       BALANCE SHEET (Unaudited)
                   ---------------------------------

                                                   June 30 December 31
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $469      $340
 Receivables, less allowance for doubtful
  accounts of $3 and $3                             2,187     2,267
 Inventories                                        2,010     1,867
 Deferred income tax benefits                          63        60
 Assets held for sale                                   -       330
 Other current assets                                 106       121
                                                   ------    ------
     Total current assets                           4,835     4,985

Investments and long-term receivables                 709       362
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,102 and $9,691                                 9,879     9,375
Prepaid pensions                                      217       207
Other noncurrent assets                               364       303
                                                   ------    ------
     Total assets                                 $16,004   $15,232
                                                   ======    ======
LIABILITIES

Current liabilities:
 Notes payable                                       $127       $80
 Accounts payable                                   2,774     3,021
 Income taxes payable                                 320       364
 Payroll and benefits payable                         175       230
 Accrued taxes                                        334       108
 Accrued interest                                      63        61
 Long-term debt due within one year                   212       148
                                                   ------    ------
     Total current liabilities                      4,005     4,012

Long-term debt, less unamortized discount           1,588     1,937
Deferred income taxes                               1,361     1,354
Employee benefits                                     662       648
Deferred credits and other liabilities                360       412
Preferred stock of subsidiary                         184       184

Minority interest in Marathon Ashland Petroleum LLC 2,010     1,840

COMMON STOCKHOLDERS' EQUITY                         5,834     4,845
                                                   ------    ------
     Total liabilities and common
         stockholders' equity                     $16,004   $15,232
                                                   ======    ======

Selected notes to financial statements appear on pages 46-58.

                   MARATHON GROUP OF USX CORPORATION
                  STATEMENT OF CASH FLOWS (Unaudited)
                  -----------------------------------

                                                    Six Months Ended
                                                        June 30
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                         $1,082      $621
Adjustments to reconcile to net cash provided from
 operating activities:
 Cumulative effect of change
        in accounting principle                         8         -
 Minority interest in income of Marathon Ashland
  Petroleum LLC                                       427       258
 Depreciation, depletion and amortization             609       486
 Exploratory dry well costs                             6        32
 Pensions and other postretirement benefits             9         6
 Deferred income taxes                               (235)       16
 (Gain) loss on ownership change in Marathon Ashland
  Petroleum LLC                                         6        (8)
 Net gains on disposal of assets                      (28)      (94)
 Changes in:
     Current receivables                              132      (311)
     Inventories                                     (140)     (236)
     Current accounts payable and accrued expenses   (206)      281
 All other - net                                      128       (42)
                                                   ------    ------
     Net cash provided from operating activities    1,798     1,009
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                                 (628)     (576)
Acquisition of Pennaco Energy, Inc.                  (506)        -
Disposal of assets                                    106       214
Restricted cash - withdrawals                          23       158
                - deposits                            (13)     (193)
Investees - investments                                (1)      (56)
          - loans and advances                         (5)        -
          - returns and repayments                     10         2
All other - net                                       (29)       20
                                                   ------    ------
     Net cash used in investing activities         (1,043)     (431)
                                                   ------    ------
FINANCING ACTIVITIES:
Decrease in Marathon Group's portion of USX
 consolidated debt                                   (238)     (322)
Specifically attributed debt - borrowings             112       273
                             - repayments            (112)     (271)
Common stock repurchased                               (1)        -
Treasury stock reissued                                 3         -
Dividends paid                                       (142)     (131)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                      (244)      (73)
                                                   ------    ------
     Net cash used in financing activities           (622)     (524)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (4)       (3)
                                                   ------    ------
NET INCREASE IN CASH AND CASH EQUIVALENTS             129        51
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        340       111
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $469      $162
                                                   ======    ======
Cash used in operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                                $(85)    $(138)
 Income taxes paid, including settlements with the
  U. S. Steel Group                                  (605)     (226)

Selected notes to financial statements appear on pages 46-58.

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

3. Effective January 1, 2001, USX adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Standard, as amended, requires recognition of all derivatives at fair value as either assets or liabilities. Changes in the fair value of all derivatives are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. For derivatives qualifying as hedges of future cash flows or certain foreign currency exposures, the effective portion of any changes in fair value is recognized in a component of stockholders' equity called other comprehensive income ("OCI") and then reclassified to earnings when the underlying anticipated transaction is consummated. Any ineffective portion of such hedges is recognized in earnings as it occurs. For derivatives designated as hedges of the fair value of recognized assets, liabilities or firm commitments, changes in the fair value of the hedged item are recognized immediately in earnings. Since changes in fair value of the related derivative are also recognized immediately in earnings, the net effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

    The Marathon Group uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Management has authorized the use of futures, forwards, swaps and options to reduce the effects of fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products.

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)

3.  (Continued)

    In order to apply hedge accounting under SFAS No. 133, the Marathon Group is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge. Generally, the Marathon Group has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of most derivatives are recognized immediately in earnings, while the changes in the fair value of the underlying items generally are not recognized until the transaction is consummated. At the date of adoption, the Marathon Group had one strategy that qualified as a hedge of the fair value of a firm commitment. This strategy continues to qualify for hedge accounting treatment. Additional strategies, which are hedges of future cash flows, qualified as hedges on June 1, 2001.

    A portion of the cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in OCI. The cumulative effect adjustment relates only to deferred gains or losses existing as of the close of business on December 31, 2000, for hedge transactions under prior accounting rules. A reconciliation of the changes in OCI relating to derivative instruments is as follows (amounts in millions):

                                                    Second     Six
                                                   Quarter    Months
                                                    Ended     Ended
                                                   June 30   June 30
Deferred gain (loss), net of tax                     2001      2001
----------------------------------------------------------------------
   Beginning balance                                  $34        $-
   Cumulative effect adjustment                         -        (8)
   Reclassification of the cumulative effect
    adjustment into earnings                           (7)       35
   Changes in fair value                               15        15
   Reclassification to earnings                         -         -
                                                     ----      ----
   Balance at June 30, 2001                           $42       $42
                                                     ====      ====

    Of the $42 million recorded in OCI as of June 30, 2001, $18 million, net of income taxes, is expected to be reclassified to earnings over the 12-month period ending June 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary as a result of continual changes in fair value.

    The ineffective portion of changes in the fair value of hedges of future cash flows recognized during the second quarter and six months of 2001 was a favorable $4 million before income taxes. This amount was included in revenues.

    The futures contracts used in cash flow hedge strategies vary in duration with certain contracts extending into 2002.

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


3.  (Continued)

    The Marathon Group employs one strategy qualifying as a hedge of the fair value of a firm commitment. There is no ineffectiveness associated with this hedge. The hedging instrument and the existing firm commitment contract are priced on the same underlying index. The over-the-counter swap agreement extends into 2008.

    The Marathon Group did not have any foreign currency contracts that qualified for hedge accounting. The changes in fair value of the forward currency contracts are recognized immediately in earnings. These forward currency contracts have various maturities extending into 2001.

    In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141
    "Business Combinations" (SFAS 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143).

    SFAS 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires that the excess of fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The Marathon Group will account for all future business combinations under SFAS 141.

    SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. USX will adopt SFAS 142 effective January 1, 2002, as required. At that time, amortization of existing goodwill will cease on the unamortized portion associated with previous acquisitions and certain investments accounted for under the equity method. This will have a favorable impact on the results of operations of the Marathon Group of approximately $5 million, net of tax, annually beginning in 2002. Additionally, SFAS 142 requires that unamortized negative goodwill associated with investments accounted for under the equity method and acquired before July 1, 2001, be recognized in income as a cumulative effect of change in accounting principle. The Marathon Group expects to recognize a favorable cumulative effect of a change in accounting principle of approximately $15 million, net of tax, upon adoption. USX continues to evaluate the financial effects of the provisions of SFAS No. 142 pertaining to intangible assets other than goodwill.

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


3.  (Continued)

    SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including:
    1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense;
    4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. USX will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Marathon Group cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

4. Included in revenues and costs and expenses for the second quarter of 2001 and 2000 were $1,132 million and $1,108 million, respectively, representing excise taxes on petroleum products and merchandise. Similar amounts for the six months of 2001 and 2000 were $2,170 million and $2,147 million, respectively.

5. The Marathon Group's total comprehensive income was $593 million for the second quarter of 2001, $366 million for the second quarter of 2000, $1,127 million for the six months of 2001 and $618 million for the six months of 2000.

6.  In the first quarter 2001, Marathon acquired Pennaco Energy,
    Inc. (Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the preliminary fair value of net assets acquired (goodwill) was $64 million and was originally to be amortized over 17 years. However, as a result of USX's adoption of SFAS No. 142, effective January 1, 2002, the Marathon Group will cease the amortization of goodwill and will test the unamortized balance for impairment on an annual basis. Results of operations for the six months of 2001 include the results of Pennaco from February 7, 2001.

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

                                                    Six Months Ended
                                                        June 30
     (In millions, except per share amounts)         2001      2000
     ------------------------------------------------------------------
     Revenues and other income                    $17,919   $16,582
     Income before cumulative effect of change in
      accounting principle                          1,087       603
      - Per common share - basic and diluted         3.52      1.93
     Net income                                     1,079       603
      - Per common share - basic and diluted         3.49      1.93

7.  In December 2000, Marathon and Kinder Morgan Energy Partners,
    L.P. signed a definitive agreement to form a joint venture combining certain of their oil and gas producing activities in the U.S. Permian Basin, including Marathon's interest in the Yates Field. This transaction has allowed Marathon to expand its interests in the Permian Basin and improve access to materials for use in enhanced recovery techniques in the Yates Field. The joint venture, named MKM Partners L.P., commenced operations in January 2001 and is accounted for under the equity method of accounting.

8. The Marathon Group's operations consist of three reportable operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis;
    2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through Marathon Ashland Petroleum LLC (MAP); and 3) Other Energy Related Businesses (OERB). OERB is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The results of segment operations are as follows:

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


8.  (Continued)

                                                                Total
(In millions)                              E&P    RM&T    OERB Segments
-----------------------------------------------------------------------
SECOND QUARTER 2001
-------------------
Revenues and other income:
 Customer                               $1,140  $7,536   $437   $9,113
 Intersegment (a)                          136       7     19      162
 Intergroup (a)                              5       -      3        8
 Equity in earnings of
         unconsolidated investees           16       8      7       31
 Other                                       9      17      5       31
                                        ------  ------ ------   ------
 Total revenues and other income        $1,306  $7,568   $471   $9,345
                                        ======  ====== ======   ======
Segment income                            $459    $842    $10   $1,311
                                        ======  ====== ======   ======

SECOND QUARTER 2000
-------------------
Revenues and other income:
 Customer                                 $957  $7,406   $305   $8,668
 Intersegment (a)                          119      35     13      167
 Intergroup (a)                              6       -      6       12
 Equity in earnings (losses) of
          unconsolidated investees          (3)      6      4        7
 Other                                       7      10      2       19
                                        ------  ------ ------   ------
 Total revenues and other income        $1,086  $7,457   $330   $8,873
                                        ======  ====== ======   ======
Segment income                            $356    $529     $-     $885
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

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


8.  (Continued)

                                                                 Total
(In millions)                              E&P    RM&T    OERB Segments
-----------------------------------------------------------------------
SIX MONTHS 2001
---------------
Revenues and other income:
 Customer                               $2,378 $14,278  $1,065  $17,721
 Intersegment (a)                          270      13      44      327
 Intergroup (a)                             15       -       5       20
 Equity in earnings of
         unconsolidated investees           36      14      11       61
 Other                                      17      32       7       56
                                        ------  ------  ------   ------
 Total revenues and other income        $2,716 $14,337  $1,132  $18,185
                                        ======  ======  ======   ======
Segment income                          $1,059  $1,118     $18   $2,195
                                        ======  ======  ======   ======

SIX MONTHS 2000
---------------
Revenues and other income:
 Customer                               $1,909 $13,833    $655  $16,397
 Intersegment (a)                          188      55      32      275
 Intergroup (a)                             11       -      11       22
 Equity in earnings (losses) of
        unconsolidated investees            (4)     10       8       14
 Other                                      10      21       6       37
                                        ------  ------  ------   ------
 Total revenues and other income        $2,114 $13,919    $712  $16,745
                                        ======  ======  ======   ======
Segment income                            $665    $669     $13   $1,347
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

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


8.  (Continued)

    The following schedules reconcile segment amounts to amounts reported in the Marathon Group financial statements:

                                                        Second
                                                        Quarter
                                                         Ended
                                                        June 30
(In millions)                                        2001      2000
-----------------------------------------------------------------------
Revenues and other income:
 Revenues and other income of reportable segments  $9,345    $8,873
 Items not allocated to segments -
  Gain (loss) on ownership change in MAP               (7)        4
 Elimination of intersegment revenues                (162)     (167)
                                                   ------    ------
     Total Group revenues and other income         $9,176    $8,710
                                                   ======    ======

Income:
 Income for reportable segments                    $1,311      $885
 Items not allocated to segments:
  Gain (loss) on ownership change in MAP               (7)        4
  Administrative expenses                             (34)      (29)
  Costs related to Proposed Separation                (15)        -
                                                   ------    ------
     Total Group income from operations            $1,255      $860
                                                   ======    ======

PAGE> 55

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


    8.   (Continued)

                                                       Six Months
                                                          Ended
                                                         June 30
(In millions)                                        2001      2000
----------------------------------------------------------------------
Revenues and other income:
 Revenues and other income of reportable segments $18,185   $16,745
 Items not allocated to segments:
  Gain (loss) on ownership change in MAP               (6)        8
  Other (a)                                            59        87
 Elimination of intersegment revenues                (327)     (275)
                                                   ------    ------
     Total Group revenues and other income        $17,911   $16,565
                                                   ======    ======

Income:
 Income for reportable segments                    $2,195    $1,347
 Items not allocated to segments:
  Gain (loss) on ownership change in MAP               (6)        8
  Administrative expenses                             (65)      (57)
  Costs related to Proposed Separation                (16)        -
  Other (a)                                            59        87
                                                   ------    ------
     Total Group income from operations            $2,167    $1,385
                                                   ======    ======

(a)Represents in 2001, gain on offshore lease resolution with the U.S. Government and in 2000, gain on disposition of Angus/Stellaria.

9. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                     (In millions)
                                                 ----------------------
                                                   June 30 December 31
                                                     2001      2000
                                                  --------------------
    Crude oil and natural gas liquids                $763      $701
    Refined products and merchandise                1,152     1,069
    Supplies and sundry items                          95        97
                                                   ------    ------
      Total                                        $2,010    $1,867
                                                   ======    ======

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


10. At June 30, 2001, and December 31, 2000, income taxes payable represents an estimated income tax payable to the U. S. Steel Group. In addition, included in deferred credits and other liabilities at June 30, 2001, and December 31, 2000, respectively, are $43 million and $97 million of income taxes payable to the U.
    S. Steel Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

11. Interest and other financial costs in the six months of 2001 included a favorable adjustment of $9 million and provision for income taxes included an unfavorable adjustment of $5 million related to certain prior years' taxes.

    In the second quarter of 2001, the income tax provision included a foreign deferred tax benefit of $9 million related to a reduction in the statutory rate enacted in the Canadian province of Alberta.

12. The method of calculating net income (loss) per common share for the Marathon Stock and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

    The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2001, and December 31, 2000, accrued liabilities for remediation totaled $78 million and $75 million, respectively. It is not presently possible to estimate the ultimate amount of

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


13. (Continued)

    all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $60 million at June 30, 2001, and $57 million at December 31, 2000.

    For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 2001 and for the years 2000 and 1999, such capital expenditures totaled $17 million, $73 million and $46 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

    On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental capital projects over the next eight years primarily aimed at reducing air emissions at its seven refineries. The current estimated cost to complete these projects is approximately $270 million. In addition, MAP is required to complete certain agreed upon supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations, at a current estimated cost of $8 million. The consent decree is currently awaiting court approval.

    At June 30, 2001, and December 31, 2000, accrued liabilities for platform abandonment and dismantlement totaled $178 million and $162 million, respectively.

    At June 30, 2001, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $119 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

    The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at June 30, 2001, totaled $459 million compared with $457 million at December 31, 2000.

14. On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX (Proposed Separation). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. Holders of current USX-
    U. S. Steel Group Common Stock will become holders of United States Steel Corporation Common Stock. Holders of current USX-Marathon Group Common Stock will become holders of Marathon Oil Corporation Common Stock. The Proposed Separation does not contemplate a cash distribution to stockholders. Each new

                   MARATHON GROUP OF USX CORPORATION
          SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
          --------------------------------------------------
                              (Unaudited)


14. (Continued)

    company will carry approximately the same assets and liabilities now associated with its existing business, except for a value transfer of approximately $900 million from Marathon Oil Corporation to United States Steel Corporation, intended to maintain United States Steel Corporation as a strong, independent company. The form of the value transfer will be a reattribution of USX corporate debt between the USX-Marathon Group and the USX-
    U. S. Steel Group. The Proposed Separation is subject to the approval of the holders of a majority of the outstanding shares of each class of current USX common stock, receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements and receipt of necessary regulatory and third party consents. The transaction is expected to occur on or about December 31, 2001, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances. Costs related to the Proposed Separation include professional fees and other expenses and are included in selling, general and administrative expenses. These costs in the second quarter and six months of 2001 were $15 million and $16 million, respectively.

15. On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, an Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which owns and operates the businesses of the USX-U. S. Steel Group. The reorganization will not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group.

    This reorganization in corporate form is independent of the Proposed Separation of the energy and steel businesses of USX
    Corporation.

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

     On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX ("Proposed Separation"). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. The Proposed Separation is subject to certain conditions and is expected to occur on or about December 31, 2001. For further discussion, see Management's Discussion and Analysis for USX Corporation on page 29.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets", "scheduled" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX Annual Report on Form 10-K for the year ended December 31, 2000 and subsequent filings.

                   MARATHON GROUP OF USX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

Results of Operations
---------------------
     Revenues and other income for the second quarter and first six months of 2001 and 2000 are summarized in the following table:

                                         Second Quarter     Six Months
                                             Ended            Ended
                                            June 30          June 30
(Dollars in millions)                      2001   2000     2001    2000
                                          -----  -----    -----   -----
Exploration & production ("E&P")         $1,306  $1,086  $2,716  $2,114
Refining, marketing &
            transportation ("RM&T")       7,568   7,457  14,337  13,919
Other energy related businesses (a)         471     330   1,132     712
                                         ------  ------  ------  ------
 Revenues and other income
            of reportable segments       $9,345  $8,873 $18,185 $16,745

Revenues and other income not allocated to segments:
 Gain/(loss) on ownership change in MAP      (7)      4      (6)      8
 Other (b)                                    -       -      59      87
Elimination of intersegment revenues       (162)   (167)   (327)   (275)
                                         ------  ------  ------  ------
  Total Group revenues and other income  $9,176  $8,710 $17,911 $16,565
                                         ======  ======  ======  ======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
  products and merchandise               $1,132  $1,108  $2,170  $2,147
Matching crude oil and refined product
  buy/sell transactions settled in cash:
   E&P                                     $127    $228    $233    $389
   RM&T                                     904   1,094   1,897   1,906
                                          -----   -----   -----   -----
     Total buy/sell transactions         $1,031  $1,322  $2,130  $2,295
---------

(a)Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(b)Represents a gain on the offshore lease resolution with the U.S. Government in 2001 and a gain on the disposition of Angus/Stellaria in 2000.

     E&P segment revenues increased by $220 million in the second quarter of 2001 from the comparable prior-year period. For the first six months of 2001, revenues increased by $602 million from the prior-year period. The increase in both periods primarily reflected higher worldwide natural gas prices, higher international liquid hydrocarbon volumes and gains from derivative activities, partially offset by lower domestic liquid hydrocarbon prices.

     RM&T segment revenues increased by $111 million in the second quarter of 2001 from the comparable prior-year period. For the first six months of 2001, revenues increased by $418 million from the prior-year period. The increase in both periods primarily reflected higher refined product prices, partially offset by a decrease in refined product sales volumes.

                   MARATHON GROUP OF USX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Other energy related businesses segment revenues increased by $141 million in the second quarter of 2001 from the comparable prior-year period. For the first six months of 2001, revenues increased by $420 million from the prior-year period. The increase in both periods primarily reflected higher natural gas and crude oil purchase and resale activity accompanied by higher natural gas prices.

     Income from operations for the second quarter and first six months of 2001 and 2000 is summarized in the following table:

                                         Second Quarter   Six Months
                                             Ended          Ended
                                            June 30        June 30
(Dollars in millions)                      2001   2000    2001   2000
                                          -----  -----   -----  -----
E&P
 Domestic                                  $374   $277    $816   $478
 International                               85     79     243    187
                                         ------ ------  ------ ------
  Income for E&P reportable segment         459    356   1,059    665
RM&T                                        842    529   1,118    669
Other energy related businesses              10      -      18     13
                                         ------ ------  ------ ------
  Income for reportable segments         $1,311   $885  $2,195 $1,347

Items not allocated to segments:
 Administrative expenses (a)               $(34)  $(29)   $(65)  $(57)
 Gain on disposition of
               Angus/Stellaria (b)            -      -       -     87
 Gain on lease resolution
               with U.S. Government           -      -      59      -
 Gain/(loss) on ownership change in MAP      (7)     4      (6)     8
 Costs related to proposed separation (c)   (15)     -     (16)     -
                                         ------ ------  ------ ------
     Total Group income from operations  $1,255   $860  $2,167 $1,385
--------

(a) Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
(b) Resulted from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development located in the Gulf of Mexico.
(c) Includes professional fees and expenses, and certain other costs related to the proposed separation.

                   MARATHON GROUP OF USX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Income for reportable segments in the second quarter of 2001 increased by $426 million from last year's second quarter. Income for reportable segments in the first six months of 2001 increased by $848 million from the first six months of 2000. The increase in both periods was primarily due to higher worldwide natural gas prices and higher refining and wholesale marketing margins.

     Worldwide E&P segment income in the second quarter of 2001 increased by $103 million from last year's second quarter. Results in the first six months of 2001 increased by $394 million from the same period in 2000.

     Domestic E&P income in the second quarter of 2001 increased by $97 million from last year's second quarter. Results in the first six months of 2001 increased by $338 million from the same period in 2000. These increases were mainly due to higher natural gas prices and volumes, and gains from derivative activities primarily related to Pennaco Energy, Inc. ("Pennaco") production, partially offset by increased depreciation and decreased liquid hydrocarbon prices.

     International E&P income in the second quarter of 2001 increased by $6 million from last year's second quarter. Results in the first six months of 2001 increased by $56 million from the same period in 2000. The increase in both periods was mainly due to higher natural gas prices and liquid hydrocarbon volumes, partially offset by a decrease in natural gas volumes, and increased depreciation and gas transportation charges.

     RM&T segment income in the second quarter of 2001 increased by $313 million from last year's second quarter. Results in the first six months of 2001 increased by $449 million from the same period in 2000. These increases were mainly due to higher refining and wholesale marketing margins, partially offset by lower Speedway SuperAmerica LLC ("SSA") gasoline and distillate gross margins.

     Other energy related businesses segment income in the second quarter of 2001 increased by $10 million from last year's second quarter. Results in the first six months of 2001 increased by $5 million from the same period in 2000. The increases were primarily due to higher liquefied natural gas prices, higher margins on natural gas and crude oil purchase and resale activity, higher equity earnings as a result of increased pipeline throughput and prices, and higher gas plant income, partially offset by losses on derivative activities.

                   MARATHON GROUP OF USX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Net interest and other financial costs in the first six months of 2001 decreased by $66 million from the comparable 2000 period. The first six months of 2001 included a favorable adjustment of $9 million related to prior years' taxes. Excluding this adjustment, the decrease of $57 million was primarily due to lower average debt levels and increased capitalized interest on E&P projects.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased by $169 million in the first six months of 2001 from the comparable 2000 period, due to higher MAP income.

     The provision for estimated income taxes in the first six months of 2001 increased by $210 million from the comparable 2000 period primarily due to an increase in income before taxes. In the first six months of 2001, the provision for income taxes included a foreign deferred tax benefit of $9 million related to a reduction in the statutory rate enacted in the Canadian province of Alberta and an unfavorable adjustment of $5 million primarily related to the settlement of prior years' taxes.

     The cumulative effect of change in accounting principle of $8 million, net of a tax benefit of $5 million, in the first six months of 2001 was an unfavorable transition adjustment related to adopting SFAS No. 133. For further discussion, see Note 3 to the Marathon Group Financial Statements.

     Net income for the second quarter and first six months increased by $215 million and $461 million, respectively, in 2001 from 2000, primarily reflecting the factors discussed above.

Balance Sheet
-------------
     Current assets decreased $150 million from year-end 2000, primarily due to a decrease in assets held for sale and receivables, partially offset by an increase in cash and cash equivalents, and inventories. The decrease in assets held for sale resulted from the reclassification of the Yates field assets to investments and long-term receivables. The decrease in receivables was mainly due to a decrease in accounts receivable related to lower commodity prices, partially offset by an increase in other receivables related to derivative activity. The increase in inventories primarily resulted from an increase in refined products and crude oil inventories.

     Investments and long-term receivables increased $347 million from year-end 2000, primarily due to the reclassification of the Yates field assets from assets held for sale to an investment in MKM Partners L.P.

     Net property, plant and equipment increased $504 million from year-end 2000, primarily due to the acquisition of Pennaco.

     Total long-term debt and notes payable at June 30, 2001 were $1,927, a decrease of $238 million from year-end 2000. This decrease in debt is mainly due to higher cash flow provided from operating activities, partially offset by the acquisition of Pennaco. Most of the debt is a direct obligation of, or is guaranteed by, USX.

     Minority interest in Marathon Ashland Petroleum LLC increased by $170 million from year-end 2000 due to Ashland's share of recorded MAP income exceeding cash distributions to Ashland.

                   MARATHON GROUP OF USX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Stockholders' equity increased $989 million from year-end 2000, mainly reflecting increased net income, partially offset by dividends declared.

Cash Flows
----------
     Net cash provided from operating activities was $1,798 million in the first six months of 2001, compared with $1,009 million in the first six months of 2000. The $789 million increase mainly reflected the favorable effects of improved net income (excluding noncash items) and favorable working capital changes, excluding the intergroup tax payment to the U. S. Steel Group made in accordance with the group tax allocation policy. This payment was $379 million in the first six months of 2001 compared to $97 million in the first six months of 2000. For additional information on the group tax allocation policy, see Note 2 to the Marathon Group Financial Statements.

     Capital expenditures in the first six months of 2001 totaled $628 million, compared with $576 million in the comparable 2000 period. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 73.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at June 30, 2001 totaled $459 million compared with $457 million at December 31, 2000. In addition, MAP has a commitment to spend approximately $270 million over the next eight years for future environmental projects.

     The acquisition of Pennaco Energy, Inc. included net cash payments of $506 million. For further discussion of Pennaco, see Note 6 to the Marathon Group Financial Statements.

     Cash from disposal of assets was $106 million in the first six months of 2001, compared with $214 million in the comparable 2000 period. Proceeds in 2001 were mainly from the sale of various Canadian oil fields, SSA stores, and various domestic producing properties. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico.

     The net change in restricted cash was a net withdrawal of $10 million in the first six months of 2001, compared to a net deposit of $35 million in the comparable 2000 period. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, decreased by $238 million in the first six months of 2001. Financial obligations decreased primarily because cash from operating activities and asset sales exceeded capital expenditures, acquisitions and dividend payments. For further details, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

     Distributions to minority shareholder of MAP were $244 million in the first six months of 2001, compared with $73 million in the comparable 2000 period.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 11 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 2001. In addition, there are 4 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 116 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 14 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for substantially all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     New Tier II gasoline rules, which were finalized by the U.S. Environmental Protection Agency ("EPA") in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2003 and 2005. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, and unforeseen hazards such as weather conditions.

                   MARATHON GROUP OF USX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     In October 1996, EPA Region V issued a Finding of Violation against the Robinson refinery alleging that it does not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the CAA, because the refinery's Total Annual Benzene releases exceed the limitation of 10 megagrams per year, and as a result, the refinery is in violation of the emission control, record keeping, and reports requirements. The Marathon Group contends that it does qualify for the exemption. However, in February 1999, the U.S. Department of Justice ("DOJ") in Chicago, Illinois, filed a civil complaint in the U.S. District Court for the Southern District of Illinois alleging six counts of violations of the CAA with respect to the benzene releases. The case has been settled in concept with Marathon and MAP agreeing to pay a combined $1.6 million civil penalty and the performance of $125,000 in supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations. A negotiated consent decree was filed with the Court May 11, 2001 and approval by the Court is anticipated in the third quarter 2001.

     In 1998, the EPA conducted multi-media inspections of MAP's Detroit and Robinson refineries covering compliance with the Clean Air Act, the Clean Water Act, reporting obligations under the Emergency Planning and Community Right to Know Act, CERCLA and the handling of process waste. The EPA served a total of six Notices of Violation ("NOV") and Findings of Violation as a result of these inspections. On May 11, 2001, a consent decree was lodged with a federal court in Detroit, Michigan, settling with the EPA certain New Source Review ("NSR") and other air compliance issues as well as issues related to the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $270 million in environmental capital expenditures and improvements to MAP's refineries over approximately an eight year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of about $8 million in supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations. MAP believes that the settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions. Approval of the consent decree by the court is expected in the third quarter of 2001.

     In 2000, the Kentucky Natural Resources and Environmental Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. MAP has settled this NOV in concept for a $170,000 penalty and reimbursement of response costs up to $131,000. A final consent decree is expected in the third quarter 2001.

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

     Marathon's third quarter and full year 2001 production is expected to be approximately 392 and 420 thousand barrels of oil equivalent per day, respectively. The full year estimate reflects reduced heavy oil investment in Canada, a higher than expected level of asset sales and delays in new project start-ups.

     Marathon's high impact drilling program in the Gulf of Mexico will be delayed due to the cancellation of the contract for the Cajun Express rig. With the Cajun Express rig, Marathon expected to drill two deepwater Gulf of Mexico wells before year-end 2001. Marathon has contracted the Max Smith rig, which is on location, to drill the Deep Ozona prospect with the Paris Carver prospect expected to follow in the fourth quarter of 2001.

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

     In June 2001, MAP acquired an interest in approximately 50 convenience stores located in Indiana and Michigan from Welsh, Inc. The acquisition of these retail outlets increases MAP's presence in these markets and should provide more than 80 million gallons of new annual gasoline sales.

     MAP is targeting a third quarter closing on a combination to create the largest nationwide travel center network, which includes the travel center operations of SSA, MAP's wholly owned subsidiary, and those of Pilot Corporation. MAP will have a 50 percent interest in the new company, Pilot Travel Centers LLC.

     MAP is also working to improve its logistics network and has been designated operator of the Centennial Pipeline, owned jointly by Panhandle Eastern Pipe Line Company, a subsidiary of CMS Energy Corporation, MAP, and TE Products Pipe Line Company, Limited Partnership. All of the permits and rights-of-way have been obtained for the new pipeline, which will connect the Gulf Coast refiners with the Midwest market. The Centennial Pipeline system is expected to be operational in first quarter 2002.

     A MAP subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline will be named Cardinal Pipeline and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. MAP has secured over 95 percent of the rights-of-way required to build the pipeline and negotiations are continuing with most of the remaining landowners. Eminent domain proceedings are in progress in several cases as well. Permitting issues have been encountered which could delay the start-up of this pipeline until the first quarter of 2003. MAP continues to vigorously pursue the permits and remaining rights-of-way required to complete this project.

     The Garyville, Louisiana coker project is nearing completion and is anticipated to be at full production during the fourth quarter of this year. The total cost of this major improvement program is approximately $280 million.

     In connection with the Proposed Separation described on page 59, Standard & Poor's reported that they had assigned a BBB+ corporate credit rating to Marathon Oil Corporation with a stable outlook assuming the Proposed Separation is completed.

                   MARATHON GROUP OF USX CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     The above discussion includes forward-looking statements with respect to the expected successful completion and timing of the Pilot Travel Center transaction, the expected completion of the Centennial Pipeline system, the expected completion of the Cardinal Pipeline, the coker project and the Proposed Separation. Some factors which could affect the successful completion of the Pilot Travel Center transaction are the closing of definitive agreements, obtaining the necessary financing and the receipt of third party approvals. Some factors which could impact the Centennial Pipeline system include delivery of equipment and materials, contractor performance and unforeseen hazards such as weather conditions. Some factors which could impact the Cardinal Pipeline include obtaining the necessary permits and remaining rights-of-way, and completion of construction. Some factors which could impact the coker project include unforeseen hazards such as weather conditions, and unanticipated commissioning and start-up issues. Some factors that could affect the Proposed Separation include approval of a majority of the outstanding shares of each class of the current USX common stock, receipt of a favorable tax ruling from the IRS on the tax-free nature of the transaction, completion of necessary financing arrangements, receipt of necessary regulatory and third party consents, any materially adverse changes in business conditions for the energy and/or steel businesses or other unfavorable circumstances. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

                   MARATHON GROUP OF USX CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on income before income taxes of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of June 30, 2001, are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
---------------------------------------------------------------------
Commodity-Based Derivative Instruments
Marathon Group(b)(c)
    Crude oil (f)(g)                             $8.0   $22.6   (d)
    Natural gas (f)(g)                           10.4    25.3   (d)
    Refined products (f)(g)                       0.3     1.8   (d)

 (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental decrease in income before income taxes of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 2001. Management evaluates the portfolios of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to June 30, 2001, may cause future income before income tax effects to differ from those presented in the table.
 (b) The number of net open contracts varied throughout second quarter 2001, from a low of 19,657 contracts at June 30, to a high of 30,633 contracts at May 30, and averaged 24,710 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout second quarter 2001, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
 (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
 (d)  Price increase.
 (e)  Price decrease.
 (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income before income taxes when applied to the derivative commodity instruments used to hedge that commodity.
 (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

                   MARATHON GROUP OF USX CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                   ---------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in June 30, 2001, interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
------------------------------------------------------------------------
As of June 30, 2001
                                                           Incremental
                                                           Increase in
Non-Derivative                                       Fair      Fair
Financial Instruments(a)                             Value   Value(b)
------------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                             $186        $-
------------------------------------------------------------------------
Financial liabilities:
 Long-term debt (c)(d)                             $1,981       $71
 Preferred stock of
   subsidiary                                         184        14
                                                    ------    ------
       Total liabilities                           $2,165       $85
------------------------------------------------------------------------

(a)Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at June 30, 2001, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at June 30, 2001.
(c)Includes amounts due within one year.
(d)Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                   MARATHON GROUP OF USX CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2001, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $9 million. A 10% increase in the Canadian dollar to U.S. dollar forward rate would result in a charge to income of approximately $1 million. The entire amount of these contracts is attributed to the Marathon Group.

Equity Price Risk
-----------------

     As of June 30, 2001, the Marathon Group had no material exposure to equity price risk.

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

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                      -------------------------------------

                                         Second Quarter    Six Months
                                         Ended June 30   Ended June 30
(Dollars in millions)                     2001    2000     2001   2000
-----------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  Exploration & Production ("E&P")
     Domestic                             $374    $277    $816    $478
     International                          85      79     243     187
                                         -----   -----   -----   -----
      Income For E&P Reportable Segment    459     356   1,059     665
  Refining, Marketing & Transportation     842     529   1,118     669
     Other Energy Related Businesses(a)     10       -      18      13
                                         -----   -----   -----   -----
       Income For Reportable Segments   $1,311    $885  $2,195  $1,347

Items Not Allocated To Segments:
  Administrative Expenses                 $(34)   $(29)   $(65)   $(57)
  Gain on disposition of Angus/Stellaria     -       -       -      87
  Gain on lease resolution with
             U.S. Government                 -       -      59       -
  Gain/(loss) on ownership change - MAP     (7)      4      (6)      8
  Costs related to proposed separation(b)  (15)      -     (16)      -
                                        ------  ------  ------  ------
  Marathon Group Income From Operations $1,255    $860  $2,167  $1,385

CAPITAL EXPENDITURES
  Exploration & Production                $217    $129    $374    $400
  Refining, Marketing & Transportation     115     106     212     166
  Other(c)                                  20       4      42      10
                                         -----   -----   -----   -----
      Total                               $352    $239    $628    $576

EXPLORATION EXPENSE
  Domestic                                 $12     $20     $25     $51
  International                             14      26      24      40
                                         -----   -----   -----   -----
      Total                                $26     $46     $49     $91

OPERATING STATISTICS

Net Liquid Hydrocarbon Production(d):
  United States                          126.3   137.1   125.4   132.9
  Europe                                  34.7    28.9    44.2    29.1
  Other International                     32.2    32.8    33.2    34.6
                                        ------  ------  ------  ------
     Total Consolidated                  193.2   198.8   202.8   196.6
  Domestic Equity Investee
           (MKM Partners L.P.)             9.4       -     9.8       -
  International Equity Investees
           (CLAM & Sakhalin Energy)(e)     0.1     2.6     0.1     1.3
                                        ------  ------  ------  ------
       Worldwide                         202.7   201.4   212.7   197.9

Net Natural Gas Production(f):
  United States                          773.7   711.6   781.3   731.5
  Europe(g)                              319.6   331.8   332.5   346.6
  Other International                    127.2   154.6   128.6   144.8
                                        ------  ------  ------  ------
       Total Consolidated              1,220.5 1,198.0 1,242.4 1,222.9
    International Equity Investee (CLAM)  33.8    25.9    34.3    31.4
                                        ------  ------  ------ -------
       Worldwide                       1,254.3 1,223.9 1,276.7 1,254.3

Average Equity Sales Prices(h)(i):
 Liquid Hydrocarbons (per Bbl)
   Domestic                             $21.11  $23.88  $22.23  $24.00
   International                         26.12   25.74   25.33   25.80
 Natural Gas (per Mcf)
   Domestic                              $3.90   $2.95   $4.71   $2.55
   International                          3.00    2.41    3.43    2.41

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                ------------------------------------------------

                                         Second Quarter      Six Months
                                         Ended June 30     Ended June 30
                                          2001    2000     2001    2000
                                       --------------------------------
OPERATING STATISTICS (continued)
MAP:

Crude Oil Refined(d)                      958.2   965.0   914.3   908.2
Consolidated Refined
           Products Sold(d)(m)          1,303.1 1,344.7 1,278.2 1,281.7
   Matching buy/sell volumes included in refined
   products sold(d)                        35.3    73.5    44.3    61.3
Refining and Wholesale
           Marketing Margin(j)(k)       $0.1839 $0.1122 $0.1364 $0.0797
Number of SSA retail outlets              2,272   2,416       -       -
SSA Gasoline and Distillate Sales(l)      1,102   1,145   2,156   2,258
SSA Gasoline and Distillate
           Gross Margin(j)              $0.1168 $0.1239 $0.1066 $0.1160
SSA Merchandise Sales                      $620    $600  $1,149  $1,133
SSA Merchandise Gross Margin               $154    $152    $283    $281
--------------

 (a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
 (b) Includes professional fees and expenses, and certain other costs related to the proposed separation.
 (c) Includes other energy related businesses and corporate capital expenditures.
 (d)  Thousands of barrels per day
 (e) In 2001, equity investee is CLAM and in 2000, equity investees are CLAM and Sakhalin Energy.
 (f)  Millions of cubic feet per day
 (g) Includes gas acquired for injection and subsequent resale of 9.0, 11.9, 9.1 and 12.9 mmcfd in the second quarter and six month year-to-date 2001 and 2000, respectively.
 (h)  Prices exclude gains and losses from hedging activities.
 (i)  Prices exclude equity affiliates and purchase/resale gas.
 (j)  Per gallon
 (k) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
 (l)  Millions of gallons
 (m) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.


     C.   U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                         Second Quarter   Six Months
                                             Ended          Ended
                                            June 30        June 30
(Dollars in millions,
             except per share amounts)   2001    2000    2001    2000
---------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                              $1,733  $1,629  $3,243  $3,211
 Income (loss) from investees              (7)     14      40       7
 Net gains on disposal of assets           10      13      16      28
 Other income (loss)                        1       -       2      (2)
                                       ------  ------  ------  ------
  Total revenues and other income       1,737   1,656   3,301   3,244
                                       ------  ------  ------  ------
COSTS AND EXPENSES:
 Cost of revenues
       (excludes items shown below)     1,599   1,462   3,148   2,890
 Selling, general and administrative
        expenses (credits)                 19     (57)      3    (120)
 Depreciation, depletion and amortization  79      78     152     153
 Taxes other than income taxes             67      61     126     118
                                       ------  ------  ------  ------
  Total costs and expenses              1,764   1,544   3,429   3,041
                                       ------  ------  ------  ------
INCOME (LOSS) FROM OPERATIONS             (27)    112    (128)    203
Net interest and other financial costs     48      24      36      48
                                       ------  ------  ------  ------
INCOME (LOSS) BEFORE INCOME TAXES         (75)     88    (164)    155
Provision (credit) for income taxes       (45)     32    (143)     56
                                       ------  ------  ------  ------
NET INCOME (LOSS)                         (30)     56     (21)     99
Dividends on preferred stock                2       2       4       4
                                       ------  ------  ------  ------
NET INCOME (LOSS)
          APPLICABLE TO STEEL STOCK      $(32)    $54    $(25)    $95
                                       ======  ======  ======  ======

STEEL STOCK DATA:
 Net income (loss)                       $(32)    $54    $(25)    $95
  - Per share - basic                    (.36)    .62    (.28)   1.08
              - diluted                  (.36)    .62    (.28)   1.07

 Dividends paid per share                 .10     .25     .35     .50

Weighted average shares, in thousands
  - Basic                               89,005  88,499  88,906  88,461
  - Diluted                             89,005  92,755  88,906  92,721


Selected notes to financial statements appear on pages 78-88.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   June 30 December 31
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $254      $219
 Receivables, less allowance for doubtful
  accounts of $128 and $57                            652       627
 Receivables subject to a security interest           350       350
 Income taxes receivable                              320       364
 Inventories                                          916       946
 Deferred income tax benefits                         171       201
 Other current assets                                  13        10
                                                   ------    ------
     Total current assets                           2,676     2,717

Investments and long-term receivables,
 less reserves of $39 and $38                         375       536
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,708 and $6,531                                  3,098     2,739
Prepaid pensions                                    2,711     2,672
Other noncurrent assets                                94        47
                                                   ------    ------
     Total assets                                  $8,954    $8,711
                                                   ======    ======
LIABILITIES

Current liabilities:
 Notes payable                                       $123       $70
 Accounts payable                                     778       760
 Payroll and benefits payable                         242       202
 Accrued taxes                                        242       173
 Accrued interest                                      51        47
 Long-term debt due within one year                   224       139
                                                   ------    ------
     Total current liabilities                      1,660     1,391

Long-term debt, less unamortized discount           2,085     2,236
Deferred income taxes                                 709       666
Employee benefits                                   1,916     1,767
Deferred credits and other liabilities                475       483
Preferred stock of subsidiary                          66        66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX           183       183

STOCKHOLDERS' EQUITY
Preferred stock                                         2         2
Common stockholders' equity                         1,858     1,917
                                                   ------    ------
     Total stockholders' equity                     1,860     1,919
                                                   ------    ------
     Total liabilities and stockholders' equity    $8,954    $8,711
                                                   ======    ======

Selected notes to financial statements appear on pages 78-88.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                    Six Months Ended
                                                        June 30
(Dollars in millions)                                2001      2000
---------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                    $(21)      $99
Adjustments to reconcile to net cash provided
 from operating activities:
 Depreciation, depletion and amortization             152       153
 Pensions and other postretirement benefits           (51)     (163)
 Deferred income taxes                                 56       146
 Net gains on disposal of assets                      (16)      (28)
 Changes in:
     Current receivables                               64        13
     Inventories                                       57       (29)
     Current accounts payable and accrued expenses     61       (90)
 All other - net                                      (77)       (2)
                                                   ------    ------
     Net cash provided from operating activities      225        99
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                                 (141)      (97)
Disposal of assets                                      9        16
Restricted cash - withdrawals                           3         3
                - deposits                             (2)       (1)
Investees - investments                                (1)      (11)
All other - net                                        10         3
                                                   ------    ------
     Net cash used in investing activities           (122)      (87)
                                                   ------    ------
FINANCING ACTIVITIES:
Increase (decrease) in U. S. Steel Group's portion of USX
 consolidated debt                                    (26)       37
Specifically attributed debt repayments                (6)       (6)
Preferred stock repurchased                             -       (12)
Dividends paid                                        (35)      (48)
                                                   ------    ------
     Net cash used in financing activities            (67)      (29)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (1)        -
                                                   ------    ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   35       (17)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        219        22
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $254        $5
                                                   ======    ======
Cash provided from (used in) operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                                $(93)     $(41)
 Income taxes refunded, including settlements
  with the Marathon Group                             387        85

Selected notes to financial statements appear on pages 78-88.

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

    Effective January 1, 2001, USX adopted Statement of Financial
    Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Standard, as amended, requires recognition of all derivatives at fair value as either assets or liabilities.

    The U. S. Steel Group uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Management has authorized the use of futures, forwards, swaps and options to reduce the effects of fluctuations related to the purchase of natural gas and nonferrous metals and also certain business transactions denominated in foreign currencies. The U. S. Steel Group has not elected to designate derivative instruments as qualifying for hedge accounting treatment.
    As a result, the changes in fair value of all derivatives are recognized immediately in earnings.

    The cumulative effect adjustment relating to the adoption of SFAS No.
    133 was recognized in other comprehensive income. The cumulative effect adjustment relates only to deferred gains or losses existing as of the close of business on December 31, 2000, for hedge transactions under prior accounting rules. The effect of adoption of SFAS No. 133 was less than $1 million, net of tax.

    In June 2001, the Financial Accounting Standards Board approved
    Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS
    143).

    SFAS 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires that the excess of fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The U. S. Steel Group will account for all future business combinations under SFAS 141.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


1.  (Continued)

    SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. USX will adopt SFAS 142 effective January 1, 2002, as required. At that time, amortization of existing goodwill will cease on the unamortized portion associated with previous acquisitions and certain investments accounted for under the equity method. This provision of SFAS 142 is not expected to have a material impact on the results of operations for the U. S. Steel Group. Additionally, SFAS 142 requires that unamortized negative goodwill associated with investments accounted for under the equity method and acquired before July 1, 2001, be recognized in income as a cumulative effect of change in accounting principle. The U. S. Steel Group expects to recognize a favorable cumulative effect of a change in accounting principle of approximately $20 million, net of tax, upon
    adoption.   USX continues to evaluate the financial effects of the
    provisions of SFAS No. 142 pertaining to intangible assets other than goodwill.

    SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. USX will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the U. S. Steel Group cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

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

3. On November 24, 2000, USX acquired U. S. Steel Kosice, s.r.o. (USSK), which is primarily located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The acquisition was accounted for under the purchase method of accounting.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


3.  (Continued)

    On March 1, 2001, USX completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, USX assumed approximately $66 million of certain employee related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for the six months of 2001 include the operations of East Chicago Tin from the date of acquisition.

    On March 23, 2001, Transtar, Inc. (Transtar) completed its previously announced reorganization with its two voting shareholders, USX and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, USX became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. USX accounted for the change in its ownership interest in Transtar using the purchase method of accounting. The U. S. Steel Group recognized in the six months of 2001 a pretax gain of $68 million (included in income (loss) from investees) and a favorable deferred tax adjustment of $33 million related to this transaction. USX previously accounted for its investment in Transtar under the equity method of accounting.

    The following unaudited pro forma data for the U. S. Steel Group includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the periods presented. The six months 2001 pro forma results exclude the $68 million gain and $33 million tax benefit recorded as a result of the Transtar transaction. In addition, VSZ did not historically provide carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States. Therefore, USX made certain estimates and assumptions regarding revenues and costs in the preparation of the unaudited pro forma data relating to USSK for the six months of 2000.

    The following pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                    Six Months Ended
                                                        June 30
     (In millions, except per share amounts)         2001      2000
     ----------------------------------------------------------------
     Revenues and other income                     $3,279    $3,850
     Net income (loss)                               (123)      137
       Per share - basic                            (1.43)     1.51
                 - diluted                          (1.43)     1.48

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

                                         Domestic         Total
(In millions)                             Steel   USSK   Segments
-----------------------------------------------------------------------------
SECOND QUARTER 2001
-------------------
Revenues and other income:
 Customer                                $1,447   $284    $1,731
 Intersegment (a)                             2      -         2
 Intergroup (a)                               2      -         2
 Equity in earnings (losses) of
          unconsolidated investees           (8)     1        (7)
 Other                                       11      -        11
                                         ------ ------    ------
      Total revenues and other income    $1,454   $285    $1,739
                                         ====== ======    ======
Segment income (loss)                      $(69)   $41      $(28)
                                         ====== ======    ======
SECOND QUARTER 2000
-------------------
Revenues and other income:
 Customer                                $1,625     $-    $1,625
 Intergroup (a)                               4      -         4
 Equity in earnings of
       unconsolidated investees              14      -        14
 Other                                       13      -        13
                                         ------ ------    ------
      Total revenues and other income    $1,656     $-    $1,656
                                         ====== ======    ======
Segment income                              $68     $-       $68
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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


4.  (Continued)

                                         Domestic          Total
(In millions)                             Steel   USSK    Segments
-----------------------------------------------------------------
SIX MONTHS 2001
---------------
Revenues and other income:
 Customer                                $2,709   $530    $3,239
 Intersegment (a)                             3      -         3
 Intergroup (a)                               4      -         4
 Equity in earnings of
          unconsolidated investees           39      1        40
 Other                                       17      1        18
                                         ------ ------    ------
      Total revenues and other income    $2,772   $532    $3,304
                                         ====== ======    ======
Segment income (loss)                     $(220)   $82     $(138)
                                         ====== ======    ======

SIX MONTHS 2000
---------------
Revenues and other income:
 Customer                                $3,203     $-    $3,203
 Intergroup (a)                               8      -         8
 Equity in earnings of
            unconsolidated investees          7      -         7
 Other                                       26      -        26
                                         ------ ------    ------
      Total revenues and other income    $3,244     $-    $3,244
                                         ====== ======    ======
Segment income                             $122     $-      $122
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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


4.  (Continued)

    The following schedules reconcile segment amounts to amounts reported in the U. S. Steel Group's financial statements:

                                                  Second Quarter Ended
                                                        June 30
 (In millions)                                       2001      2000
 -------------------------------------------------------------------------
 Revenues and other income:
  Revenues and other income of
              reportable segments                  $1,739    $1,656
  Elimination of intersegment revenues                 (2)        -
                                                   ------    ------
     Total Group revenues and other income         $1,737    $1,656
                                                   ======    ======

 Income:
  Income (loss) for reportable segments              $(28)      $68
  Items not allocated to segments:
   Administrative expenses                             (8)       (5)
   Net pension credits                                 31        67
   Costs related to former business activities        (14)      (18)
   Costs related to Proposed Separation                (8)        -
                                                   ------    ------
     Total Group income (loss) from operations       $(27)     $112
                                                   ======    ======

                                                    Six Months Ended
                                                        June 30
 (In millions)                                       2001      2000
 ---------------------------------------------------------------------
 Revenues and other income:
  Revenues and other income of
         reportable segments                       $3,304    $3,244
  Elimination of intersegment revenues                 (3)        -
                                                   ------    ------
     Total Group revenues and other income         $3,301    $3,244
                                                   ======    ======

 Income:
  Income (loss) for reportable segments             $(138)     $122
  Items not allocated to segments:
   Administrative expenses                            (15)      (11)
   Net pension credits                                 72       132
   Costs related to former business activities        (38)      (40)
   Costs related to Proposed Separation                (9)        -
                                                   ------    ------
     Total Group income (loss) from operations      $(128)     $203
                                                   ======    ======

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


5. The U. S. Steel Group's total comprehensive income (loss) was $(31) million for the second quarter of 2001, $54 million for the second quarter of 2000, $(24) million for the six months of 2001 and $98 million for the six months of 2000.

6. USX has a 16% investment in Republic Technologies International LLC (Republic) which was accounted for under the equity method of accounting. During the first quarter of 2001, USX discontinued applying the equity method since investments in and advances to Republic had been reduced to zero. Also, USX has recognized certain debt obligations of $14 million previously assumed by Republic. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. In the first quarter of 2001, as a result of Republic's action, the U. S. Steel Group recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic.

7. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                     (In millions)
                                                 ----------------------
                                                   June 30 December 31
                                                     2001      2000
                                                  --------------------
    Raw materials                                    $170      $214
    Semi-finished products                            378       429
    Finished products                                 259       210
    Supplies and sundry items                         109        93
                                                     ----      ----
      Total                                          $916      $946
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

9. At June 30, 2001, and December 31, 2000, income taxes receivable represents an estimated income tax receivable from the Marathon Group. In addition, included in investments and long-term receivables at June 30, 2001, and December 31, 2000, respectively, are $43 million and $97 million of income taxes receivable from the Marathon Group. These amounts have been determined in accordance with the tax allocation policy discussed in
    Note 2.

10. Interest and other financial costs in the six months of 2001 included a favorable adjustment of $67 million and provision for income taxes included an unfavorable adjustment of $15 million, both of which are related to prior years' taxes.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


11. (Continued)

    The U. S. Steel Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2001, and December 31, 2000, accrued liabilities for remediation totaled $138 million and $137 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

    For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2001 and for the years 2000 and 1999, such capital expenditures totaled $6 million, $18 million and $32 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

    Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $58 million at June 30, 2001. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of June 30, 2001, the largest guarantee for a single affiliate was $48 million.

    The U. S. Steel Group's contract commitments to acquire property, plant and equipment at June 30, 2001, totaled $109 million compared with $206 million at December 31, 2000.

12. On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX (Proposed Separation). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. Holders of current USX-U. S. Steel Group Common Stock will become holders of United States Steel Corporation Common Stock. Holders of current USX-Marathon Group Common Stock will become holders of Marathon Oil Corporation Common Stock. The Proposed Separation does not contemplate a cash distribution to stockholders. Each new company will carry approximately the same assets and liabilities now associated with its existing business, except for a value transfer of approximately $900 million from Marathon Oil Corporation to United States Steel Corporation, intended to maintain United States Steel Corporation as a

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


12. (Continued)

    strong, independent company. The form of the value transfer will be a reattribution of USX corporate debt between the USX-Marathon Group and the USX-U. S. Steel Group. The Proposed Separation of reorganization is subject to the approval of the holders of a majority of the outstanding shares of each class of current USX common stock, receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements and receipt of necessary regulatory and third party consents. The transaction is expected to occur on or about December 31, 2001, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances. Costs related to the Proposed Separation include professional fees and other expenses and are included in selling, general and administrative expenses (credits). These costs in the second quarter and six months of 2001 were $8 million and $9 million, respectively.

13. On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, an Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which owns and operates the businesses of the USX-U. S. Steel
    Group. The reorganization will not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group.

    This reorganization in corporate form is independent of the Proposed Separation of the energy and steel businesses of USX Corporation.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group, through its Domestic Steel segment, is engaged in the production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; real estate development; and engineering and consulting services and, through its U. S. Steel Kosice ("USSK") segment, primarily located in the Slovak Republic, in the production and sale of steel mill products and coke for the central European market. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Clairton 1314B Partnership, Republic Technologies International, LLC ("Republic") and Rannila Kosice, s.r.o. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 102.

     On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX ("Proposed Separation"). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. The Proposed Separation is subject to certain conditions and is expected to occur on or about December 31, 2001. For further discussion, see Management's Discussion and Analysis for USX Corporation on page 29.

     On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, a Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which owns and operates the businesses of the USX-U. S. Steel Group. The reorganization will not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group. This reorganization in corporate form is independent of the Proposed Separation of the energy and steel businesses of USX Corporation.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects", "intends" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data -- Disclosures About Forward-Looking Information in the USX Annual Report on Form 10-K for the year ended
December 31, 2000 and subsequent filings.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Results of Operations
---------------------
     Revenues and other income increased by $81 million and $57 million in the second quarter and first six months of 2001, respectively, compared with the same periods in 2000. The increases primarily reflected the inclusion of USSK revenues, partially offset by lower domestic shipment volumes (shipments decreased 293,000 tons and 841,000 tons in the second quarter and first six months of 2001, respectively) and lower average domestic steel product prices (average prices decreased $22/ton and $11/ton for the second quarter and first six months of 2001, respectively).

     Income from operations for the U. S. Steel Group for the second quarter and first six months of 2001 and 2000 is set forth in the following table:

                                         Second Quarter   Six Months
                                         Ended June 30  Ended June 30
(Dollars in millions)                      2001   2000    2001   2000
------------------------------------------------------------------------
Segment income (loss) for
                 Domestic Steel(a)(b)      $(69)    $68  $(220)  $122
Segment income for U. S. Steel Kosice(c)     41       -     82      -
                                          -----   -----  -----  -----
     Income (loss) for
             reportable segments            (28)     68   (138)   122

Items not allocated to segment:
  Net pension credits                        31      67     72    132
  Administrative expenses                    (8)     (5)   (15)   (11)
  Costs related to former
               business activities(d)       (14)    (18)   (38)   (40)
  Costs related to proposed separation(e)    (8)      -     (9)     -
                                          -----   -----  -----  -----
     Total income (loss) from operations   $(27)   $112  $(128)  $203
                                          =====   =====  =====  =====
-----

 (a) The first six months of 2001 include a favorable $68 million for U. S.
     Steel Group's share of gain on the Transtar reorganization and a $74 million charge for a substantial portion of accounts receivable from Republic.  The second quarter and first six months of 2000 include charges totaling $15 million for certain environmental and legal accruals.
 (b) Includes income from the sale and domestic production and transportation of steel products, coke, taconite pellets and coal; the management of mineral resources; real estate development; engineering and consulting services; and
     equity income from joint ventures and partially owned companies.
 (c) Includes the sale and production of steel products and coke from facilities primarily located in the Slovak Republic.
 (d) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.
 (e) Includes professional fees and expenses, and certain other costs related to the proposed separation.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

SEGMENT INCOME FOR DOMESTIC STEEL
     Segment income for Domestic Steel decreased $137 million and $342 million in the second quarter and first six months of 2001, respectively, compared with the same periods in 2000. The decrease in segment income in second quarter 2001 compared to second quarter 2000 was primarily due to lower average steel prices, higher costs per ton from operating inefficiencies due to lower throughput for sheet products, and lower shipment volumes, partially offset by a better product mix. The decrease in segment income in the first six months of 2001 compared to the same period last year was primarily due to lower average steel prices, higher costs per ton from operating inefficiencies due to lower throughput for sheet products, higher energy costs, lower shipment volumes and lower results at iron ore and coal operations. The first six months of 2001 also include a favorable $68 million for U. S. Steel Group's share of gain on the Transtar reorganization and a $74 million charge for a substantial portion of accounts receivable from Republic. In addition, the second quarter and first six months of 2000 included charges totaling $15 million for certain environmental and legal contingencies and were unfavorably impacted by a two-week unplanned blast furnace outage at Fairfield Works.

SEGMENT INCOME FOR U. S. STEEL KOSICE
     Segment income for USSK was $41 million in the second quarter of 2001 and $82 million for the first six months of 2001.

ITEM NOT ALLOCATED TO SEGMENT
     Net pension credits associated with all of U. S. Steel Group's domestic pension plans are not included in segment income for domestic operations. These net pension credits, which are primarily noncash, totaled $31 million and $72 million in the second quarter and first six months of 2001, respectively, compared to $67 million and $132 million in the same periods in 2000. The $36 million and $60 million decrease in net pension credits for the second quarter and first six months 2001, respectively, from the same periods in 2000 was primarily due to the transition asset being fully amortized at the end of 2000. Currently, the net pension credit for 2001 is expected to be approximately $145 million, excluding any potential impacts from the Proposed Separation. Future net pension credits will no longer benefit from the now fully amortized transition asset and can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of prior period service costs, plan amendments affecting benefit payout levels, business combinations and profile changes in the beneficiary populations being valued. To the extent net pension credits decline in the future, income from operations would be adversely affected.

     Net interest and other financial costs for the second quarter and first six months of 2001 increased $24 million in the second quarter and, excluding a favorable adjustment of $67 million related to prior years' taxes, increased
$55 million in the first six months of 2001 as compared with the same period in 2000. These increases were primarily due to higher average debt levels.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     The credit for income taxes in the second quarter and first six months of 2001 increased compared to the provision for income taxes in the same periods in 2000 due to a decrease in income before income taxes. The credit for the first six months of 2001 contained a $33 million tax benefit associated with the Transtar reorganization and an unfavorable adjustment of $15 million primarily related to the settlement of prior years' taxes. In addition, as a result of tax credit provisions of laws of the Slovak Republic and certain tax planning strategies, virtually no income tax provision is recorded for income related to USSK.

     Net income decreased $86 million and $120 million in the second quarter and first six months of 2001, respectively, compared to the same periods in 2000, primarily reflecting the factors discussed above.

Operating Statistics
--------------------
     For the U. S. Steel Group, second quarter and first six months 2001 shipments of 3.7 million tons and 6.9 million tons increased 27% and 17%, respectively, from the same periods in 2000. Domestic Steel shipments of 2.6 million tons and 5.0 million tons for the second quarter and first six months of 2001 decreased 10% and 14% from the same periods in 2000. Domestic Steel raw steel production in the second quarter of 2001 of 2.6 million tons was down 14% compared to the same period in 2000. Domestic Steel raw steel production in the first six months of 2001 of 5.2 million tons decreased 15% from the same period in 2000. Domestic Steel raw steel capability utilization in the second quarter of 2001 averaged 82.1%, compared to 95.4% in the same period in 2000. Domestic Steel raw steel capability utilization in the first six months of 2001 averaged 82.6%, compared to 97.2% in the same period in 2000. Domestic Steel shipments, raw steel production and raw steel capability utilization in the second quarter and first six months of 2000 were negatively impacted by the blast furnace outage at Fairfield Works. At USSK, second quarter and first six month 2001 shipments were 1.1 million net tons and 1.8 million net tons, respectively.

Balance Sheet
-------------
     Current assets at June 30, 2001 decreased $41 million from year-end 2000 primarily due to decreases in inventories, deferred income tax benefits and income taxes receivable, partially offset by increases in cash and cash equivalents and accounts receivable.

     Net property, plant and equipment at June 30, 2001 increased $359 million from year-end 2000 primarily due to the consolidation of Transtar and the acquisition of East Chicago Tin.

     Current liabilities at June 30, 2001 increased $269 million compared to year-end 2000 primarily due to increases in notes payable, debt due within one year and accrued taxes. The increase in debt due within one year was due to a reclassification from long-term debt.

     Employee benefits at June 30, 2001 increased $149 million compared to year-end 2000 primarily due to the addition of employees with the Transtar consolidation and the acquisition of the tin mill products business of LTV Corporation.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Cash Flow
---------
     Net cash provided from operating activities increased $126 million in the first six months of 2001, compared with the first six months of 2000. The increase was due primarily to favorable working capital changes, which included a favorable intergroup income tax settlement of $379 million compared to a favorable intergroup settlement of $97 million in the same period in 2000, partially offset by decreased net income (excluding noncash items).

     Capital expenditures in the first six months of 2001 were $141 million, compared with $97 million in the same period in 2000. The increase was primarily due to exercising a buyout option of a lease for the balance of the Gary Works No. 2 Slab Caster.

     Contract commitments for capital expenditures at June 30, 2001, totaled $109 million, compared with $206 million at December 31, 2000.

     Financial obligations were reduced by $32 million in the first six months of 2001. The decrease in financial obligations resulted from cash from operating activities exceeding capital expenditures and dividend payments. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

     Dividends paid decreased $13 million in the first six months of 2001 from the same period in 2000, due to a decrease in the dividend rate paid to U. S. Steel Group common stockholders.

Derivative Instruments
----------------------
     See Quantitative and Qualitative Disclosures About Market Risk for discussion of derivative instruments and associated market risk for U. S. Steel Group.

Liquidity
---------
     For discussion of USX's liquidity and capital resources, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

     In addition, on July 27, 2001, in order to provide a portion of the funding that will be needed to implement the Proposed Separation, United States Steel LLC issued $385 million of seven-year Senior Notes ("Notes") at an interest rate of 10.75 percent per annum and maturing on August 1, 2008. These Notes are guaranteed by USX Corporation until completion of the Proposed Separation, at which time they will be solely the obligation of United States Steel Corporation. These Notes include financial covenants that substantially limit the rights of United States Steel Corporation after the Proposed Separation. Most of these covenants apply only when the Notes are not rated investment grade. Standard & Poor's and Moody's have assigned BB and Ba2 ratings, respectively, to these Notes, post-separation. Among other things these covenants may:

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

  -  impose restrictions on payment of dividends;
  - limit additional borrowings by United States Steel Corporation, including limiting the amount of borrowings secured by inventories or accounts receivable;
  -  limit asset sales and sale of the stock of subsidiaries; and
  -  restrict the ability to make capital expenditures or certain acquisitions.

     The Notes also contain covenants that require, immediately following the Proposed Separation and after giving pro forma effect to any subsequent payments to be made as part of the Proposed Separation, United States Steel Corporation and its subsidiaries to have an aggregate of at least $400 million in undrawn financings and cash, of which at least $300 million shall be available under facilities with terms extending at least three years after the date such facilities are put in place, and that the United States Steel Corporation shall not be in default under any of the covenants under the Notes. The Notes also carry registration rights requiring the filing of a registration statement by March 31, 2002.

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

     USX has been notified that it is a potential responsible party ("PRP") at 22 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 2001. In addition, there are 16 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 29 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

     In 1987, the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, California. DHS alleged that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid, which were eventually taken to this landfill for disposal. In 2000, the parties reached a buyout arrangement with a third party remediation firm, whereby the firm agreed to take title to and remediate the site and also indemnify the PRPs. This commitment was backed by pollution insurance. USX's share to participate in the buyout was approximately $1.1 million. Payment of the USX buyout amount was made December 2000. Title to the site was transferred to the remediation firm on January 31, 2001.

     In November 2000, a NOV was issued by the Jefferson County Health Department ("JCHD") alleging violation of the Halogenated Solvent National Emission Standards for Hazardous Air Pollutants and the JCHD Volatile Organic Compound ("VOC") regulations at the sheet mill stretch leveler at Fairfield Works. U. S. Steel Group proposed a civil penalty of $100,000 and a VOC emission limit, which have been agreed to by JCHD. A consent order was executed and approved by the court in May 2001. The penalty was paid by U. S. Steel Group in June 2001.

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

Outlook
-------
     Over the last few months, domestic orders for steel have strengthened and prices have stabilized. In the third quarter, we expect Domestic Steel shipments to be somewhat higher and realized prices to be flat or modestly higher. On the cost side, there has been a declining trend in domestic natural gas prices compared to the same period last year. Continuation of this trend could provide a significant positive impact on our costs over the balance of the year. Late in the second quarter, work began on the refurbishment of the Mon Valley No. 3 blast furnace, which is expected to be available to resume production in September, business conditions permitting.

     On May 31, 2001, a major fire damaged the cold-rolling mill at USS-POSCO, which is fifty percent owned by U. S. Steel Group. Damage was predominantly limited to the cold-rolling mill area of the plant. USS-POSCO maintains insurance coverage against such losses, including coverage for business interruption. The mill is expected to resume production in the first quarter of 2002, although full-production may not be achieved until mid-2002. Until such time, the plant will continue customer shipments using cold-rolled coils from
U. S. Steel Group and POSCO as substitute feedstock.

     For USSK, we expect third quarter shipments to be slightly lower than the second quarter and third quarter average realized price to be flat compared to the second quarter. Based on continued improvement in production performance since acquisition, USSK raw steel production capability for the second half of 2001 will be increased to 2.5 million net tons, for an annualized rate of 5.0 million net tons.

     For the full year 2001, total shipments are expected to be approximately 14 to 14.5 million net tons with Domestic Steel shipments of approximately 10.5 to 11 million net tons and USSK shipments of approximately 3.5 million net tons.

     USX owns a 16 percent equity method investment in Republic (through USX's ownership in Republic Technologies International Holdings, LLC, which is the sole owner of Republic), which is a major purchaser of raw materials from U. S. Steel Group and the primary supplier of rounds for the tubular facility in Lorain, Ohio. On April 2, 2001, Republic filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Republic has continued to supply the Lorain mill since filing for bankruptcy and no supply interruptions are anticipated. At June 30, 2001, U. S. Steel Group's remaining pre-petition financial exposure to Republic, after recording various losses and reserves, totaled approximately $30 million.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     The above discussion includes forward-looking statements concerning shipments, pricing, and production resumption at the Mon Valley No. 3 blast furnace and at USS-POSCO. These statements are based on assumptions as to future product demand, prices and mix, production, completion of refurbishment of the Mon Valley No. 3 blast furnace and completion of repairs at USS-POSCO. Steel shipments and prices can be affected by imports and actions of the U.S. Government and its agencies pertaining to trade, domestic and international economies, domestic production capacity, and customer demand. Factors that may affect USSK results are similar to domestic factors, including excess world supply and foreign currency fluctuations, and also can be influenced by matters peculiar to international marketing such as tariffs. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated. One factor that could potentially affect the completion or timing of the resumption of operations at the USS-POSCO cold-rolling mill, among others, is the complexity of repairs.

     Steel imports to the United States accounted for an estimated 23%, 27% and 26% of the domestic steel market in the first five months of 2001, and for the years 2000 and 1999, respectively.

     On November 13, 2000, U. S. Steel Group joined with eight other producers and the Independent Steelworkers Union to file trade cases against hot-rolled carbon steel flat products from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine). Three days later, the USWA also entered the cases as a petitioner. Antidumping ("AD") cases were filed against all the countries and countervailing duty ("CVD") cases were filed against Argentina, India, Indonesia, South Africa, and Thailand. The U.S. International Trade Commission ("ITC") made a preliminary determination that there is a reasonable indication that the domestic industry is being materially injured by the imports in question. The U.S. Department of Commerce ("Commerce") made preliminary findings of margins in all of the cases. Commerce has also found final margins in the AD cases against Argentina and South Africa and in the CVD cases against Argentina, while final determinations in the other cases will be made at a later date. Both the ITC and Commerce are continuing their investigations in all the cases in which their final determinations have not yet been made.

     On June 5, 2001, President Bush announced a three-part program to address the excessive imports of steel that have been depressing markets in the United States. The program involves (1) negotiations with foreign governments seeking near-term elimination of inefficient excess steel production capacity throughout the world, (2) negotiations with foreign governments to establish rules that will govern steel trade in the future and eliminate subsidies, and (3) an investigation by the ITC under section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     On June 22, 2001, the Bush Administration requested that the ITC initiate investigations under section 201 of the Trade Act of 1974. Products included in the request are in the following categories, subject to exclusion of certain products:
          (1)  Carbon and alloy flat products;
          (2)  Carbon and alloy long products;
          (3)  Carbon and alloy pipe and tube; and
          (4)  Stainless steel and alloy tool steel products.

     U. S. Steel Group believes that the remedies provided by AD and CVD litigation are insufficient to correct the widespread dumping and subsidy abuses that currently characterize steel imports into our country and has, therefore, urged the U.S. government to take actions such as those described above. U. S. Steel Group, nevertheless, intends to file additional AD and CVD petitions against unfairly traded imports that adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

     On July 3, 2000, Commerce and the ITC initiated mandatory five-year "sunset" reviews of AD orders issued in 1995 against seamless pipe from Argentina, Brazil, Germany and Italy and oil country tubular goods ("OCTG") from Argentina, Italy, Japan, Mexico and South Korea. The reviews also encompass the 1995 CVD orders against the same two products from Italy. The "sunset" review procedures require that an order must be revoked after five years unless Commerce and the ITC determine that, if the orders would be discontinued, dumping or a countervailable subsidy would be likely to continue or recur. In all of the cases, Commerce has concluded its review and has determined that dumping or countervailable subsidies would be likely to continue or recur if the orders are discontinued. In the seamless pipe cases, the ITC voted on June 7, 2001 to continue the orders as to Argentina, Brazil and Germany and to discontinue the orders pertaining to Italy. The ITC voted on June 15, 2001 to continue the orders against all five countries pertaining to OCTG other than drill pipe. The ITC's votes on drill pipe will continue the order in effect against Japan and discontinue the orders against Argentina and Mexico.

     On June 29, 2001, various domestic producers of coke and the United Steelworkers of America filed antidumping cases against blast furnace coke from China and Japan. The U. S. Steel Group produces coke and also imports coke from both China and Japan. The U. S. Steel Group is not a petitioner in these cases.

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

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
------------------------------------------------------------------------
Commodity-Based Derivative Instruments
U. S. Steel Group

    Natural Gas                                   0.9     2.2   (b)

    Zinc                                          1.8     4.6   (b)

    Tin                                           0.1     0.3   (b)

 (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% changes in closing commodity prices at June 30, 2001. Management evaluates the portfolios of commodity-based derivative instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to June 30, 2001, may cause future pretax income effects to differ from those presented in the table.
 (b)  Price decrease.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in June 30, 2001, interest rates on the fair value of the U. S. Steel Group's specifically attributed non-derivative financial instruments and the U. S. Steel Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
----------------------------------------------------------------------------
As of June 30, 2001
                                                           Incremental
                                                           Increase in
Non-Derivative                                       Fair     Fair
Financial Instruments(a)                             Value   Value(b)
----------------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                              $86        $-
---------------------------------------------------------------------------
Financial liabilities:
 Long-term debt (c)(d)                             $2,415       $75
 Preferred stock of
   subsidiary                                          66         5
 USX obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust         182        13
                                                    ------    ------
      Total liabilities                             $2,663      $93
---------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at June 30, 2001, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at June 30, 2001.
(c)  Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2001, the U. S. Steel Group had open Euro forward sale contracts for Slovak Koruna with a total carrying value of approximately $20 million. A 10% increase in the June 30, 2001 Euro forward rates would result in a $2 million charge to income. The entire amount of these contracts is attributed to the U. S. Steel Group.

Equity Price Risk
-----------------
     As of June 30, 2001, USX was subject to equity price risk and liquidity risk related to its investment in VSZ a.s., the former parent of U. S. Steel Kosice, s.r.o., which is attributed to the U. S. Steel Group. These risks are not readily quantifiable.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                      -------------------------------------

                                          Second Quarter   Six Months
                                          Ended June 30  Ended June 30
(Dollars in millions)                      2001   2000    2001    2000
-------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Domestic Steel(a)(b)                       $(69)    $68  $(220)   $122
U. S. Steel Kosice(c)                         41      -     82       -
                                           -----  -----  -----   -----
Income (loss) from Reportable Segments     $(28)    $68  $(138)   $122
 Items not allocated to segment:
  Net Pension Credits                        31      67     72     132
  Administrative Expenses                    (8)     (5)   (15)    (11)
  Costs related to former business
                    activities(d)           (14)    (18)   (38)    (40)
  Costs related to proposed separation(e)    (8)      -     (9)      -
                                           -----  -----  -----   -----
   Total U. S. Steel Group                 $(27)   $112  $(128)   $203

CAPITAL EXPENDITURES
 Domestic Steel                              $95    $52   $127     $97
 U. S. Steel Kosice                            9      -     14       -
                                           -----  -----  -----   -----
   Total U. S. Steel Group                  $104    $52   $141     $97

OPERATING STATISTICS
 Average steel price per ton: ($/net ton)
   Domestic Steel                           $429   $451   $434    $445
   U. S. Steel Kosice                        249      -    267       -
 Steel Shipments:(f)
   Domestic Steel                          2,611  2,904  5,043   5,884
   U. S. Steel Kosice                      1,069      -  1,818       -
                                           -----  -----  -----   -----
     Total Steel Shipments                 3,680  2,904  6,861   5,884
 Raw Steel-Production:(f)
   Domestic Steel                          2,621  3,034  5,244   6,186
   U. S. Steel Kosice                      1,131      -  2,083       -
                                           -----  -----  -----   -----
     Total Raw Steel-Production            3,752  3,034  7,327   6,186
 Raw Steel-Capability Utilization:(g)
   Domestic Steel                           82.1%  95.4%  82.6%   97.2%
   U. S. Steel Kosice                      100.8%     -   93.4%      -
 Iron ore shipments - Domestic Steel(f)    5,189  4,656  7,100   6,685
-----------

 (a) The first six months of 2001 include a favorable $68 million for USX's share of gain on the Transtar reorganization and a $74 million charge for a substantial portion of accounts receivable from Republic. Results in the second quarter and first six months of 2000 include charges totaling $15 million for certain environmental and legal accruals.
 (b) Includes the sale, domestic production and transportation of steel products, coke, taconite pellets and coal; the management of mineral resources; real estate development; engineering and consulting services; and equity income from joint ventures and partially owned companies.
 (c) Includes the production and sale of steel products and coke from facilities primarily located in the Slovak Republic.
 (d) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.
 (e) Includes professional fees and expenses and certain other costs related to the proposed separation.
 (f)  Thousands of net tons.
 (g) Based on annual raw steel production capability of 12.8 million tons for Domestic Steel and 4.5 million tons for U. S. Steel Kosice.

Part II - Other Information:
---------------------------
Item 1. LEGAL PROCEEDINGS

MARATHON GROUP

Environmental Proceedings

     In October 1996, EPA Region V issued a Finding of Violation against the Robinson refinery alleging that it does not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the CAA, because the refinery's Total Annual Benzene releases exceed the limitation of 10 megagrams per year, and as a result, the refinery is in violation of the emission control, record keeping, and reports requirements. The Marathon Group contends that it does qualify for the exemption. However, in February 1999, the U.S. Department of Justice ("DOJ") in Chicago, Illinois, filed a civil complaint in the U.S. District Court for the Southern District of Illinois alleging six counts of violations of the CAA with respect to the benzene releases. The case has been settled in concept with Marathon and MAP agreeing to pay a combined $1.6 million civil penalty and the performance of $125,000 in supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations. A negotiated consent decree was filed with the Court May 11, 2001 and approval by the Court is anticipated in the third quarter 2001.

     In 1998, the U.S. Environmental Protection Agency ("EPA") conducted multi-media inspections of MAP's Detroit and Robinson refineries covering compliance with the Clean Air Act, the Clean Water Act, reporting obligations under the Emergency Planning and Community Right to Know Act, and CERCLA and the handling of process waste. The EPA served a total of six Notices of Violation ("NOV") and Findings of Violation as a result of these inspections. On May 11, 2001, a consent decree was lodged with a federal court in Detroit, Michigan, where MAP settled with the EPA certain New Source Review ("NSR") and other air compliance issues as well as issues related to the EPA's 1998 multi-media inspections of the Detroit and Robinson refineries. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $270 million in environmental capital expenditures and improvements to MAP's refineries over approximately an eight year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of about $8 million in supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations. MAP believes that the settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions. Approval of the consent decree by the court is expected in the third quarter of 2001.

     In 2000, the Kentucky Natural Resources and Environmental Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. MAP has settled this NOV in concept for a $170,000 penalty and reimbursement of response costs up to $131,000. A final consent decree is expected in the third quarter 2001.

----------------------------------------
Item 1. LEGAL PROCEEDINGS (Continued)

U. S. STEEL GROUP

Environmental Proceedings

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

     In 1987, the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, California. DHS alleged that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid, which were eventually taken to this landfill for disposal. In 2000, the parties reached a buyout arrangement with a third party remediation firm, whereby the firm agreed to take title to and remediate the site and also indemnify the PRPs. This commitment was backed by pollution insurance. USX's share to participate in the buyout was approximately $1.1 million. Payment of the USX buyout amount was made December 2000. Title to the site was transferred to the remediation firm on January 31, 2001.

     In November 2000, a NOV was issued by the Jefferson County Health Department ("JCHD") alleging violation of the Halogenated Solvent National Emission Standards for Hazardous Air Pollutants and the JCHD Volatile Organic Compound ("VOC") regulations at the sheet mill stretch leveler at Fairfield Works. U. S. Steel Group proposed a civil penalty of $100,000 and a VOC emission limit, which have been agreed to by JCHD. A consent order was executed and approved by the court in May 2001. The penalty was paid by U. S. Steel Group in June 2001.

----------------------------------------



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held April 24, 2001. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1.   All nominees for director listed in the proxy statement were elected.

     2. PricewaterhouseCoopers LLC was elected as the independent accountants for 2001. (For, 314,783,844; against, 2,333,137;
          abstained, 1,801,884).

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

                                                (In millions)
                                         -----------------------------
                                         Second Quarter    Six Months
                                             Ended           Ended
                                            June 30         June 30
                                           2001   2000    2001    2000
                                           ----   ----    ----    ----
INCOME DATA:
Revenues                                 $9,176 $8,893 $17,911 $16,564
Income from operations                    1,278    866   2,202   1,399
Net income                                  613    355   1,126     617

                                                       (In millions)
                                                    --------------------
                                                    June 30  December 31
                                                       2001     2000
                                                     -------------------
BALANCE SHEET DATA:
Assets:
Current assets                                        $7,318  $7,397
Noncurrent assets                                     11,063  10,135
                                                      ------  ------
Total assets                                         $18,381 $17,532
                                                      ======  ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $4,376  $3,951
Noncurrent liabilities                                 7,197   8,110
Preferred stock of subsidiary                              9       9
Minority interest in income of
               Marathon Ashland Petroleum LLC          2,010   1,840
Stockholder's equity                                   4,789   3,622
                                                      ------  ------
Total liabilities and stockholder's equity           $18,381 $17,532
                                                      ======  ======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       2.1  Holding Company Reorganization Agreement,
            dated as of July 1, 2001, by and among
            USX Corporation, USX HoldCo,
            Inc. and United States Steel LLC      Incorporated by reference to
                                                  Exhibit 2.1 to USX's Form 8-K
                                                  filed on July 2, 2001.

       4.1  USX Certificate of Incorporation
            effective on July 2, 2001             Incorporated by reference to
                                                  Exhibit 3.1 to USX's Form 8-K
                                                  filed on July 2, 2001.

       3.2  USX By-Laws dated May 30, 2001        Incorporated by reference to
                                                  Exhibit 3.2 to USX's form 8-K
                                                  filed on July 2, 2001.

       4.1  Amendment to Rights Agreement, dated
            July 2, 2001, among USX Corporation,
            USX HoldCo., Inc. and ChaseMellon
            Shareholder Services, L.L.C.         Incorporated by reference to
                                                  Exhibit 4.1 to USX's Form 8-K
                                                  filed on July 2, 2001.

       4.2  Indenture dated as of July 27, 2001,
            among United States Steel LLC and United
            States Steel Financing Corp., Issuers, USX
            Corporation, Guarantor, and The Bank of
            New York, Trustee

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

----------------------------------------

   (b)    REPORTS ON FORM 8-K (Continued):

  Form 8-K dated May 8, 2001, reporting under Item 9. Regulation FD Disclosure, that USX Corporation is furnishing information under Regulation FD for the May 8, 2001 statement concerning the impact of the plan of reorganization on preferred securities and industrial revenue bonds.

  Form 8-K dated May 29, 2001, reporting under Item 9. Regulation FD Disclosure, that USX Corporation is furnishing information under Regulation FD for the May 29, 2001 press release titled "Thomas J. Usher Named President of U. S. Steel Group".

  Form 8-K/A dated May 29, 2001, reporting under Item 9. Regulation FD Disclosure, that USX Corporation furnished information under Regulation FD for the press release titled "Thomas J. Usher Named Acting President of
  U. S. Steel Group". The filing of this announcement supercedes USX Corporation's earlier filing of such announcement.

  Form 8-K dated June 15, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the June 15, 2001 press release titled "USX Corporation Files Preliminary Proxy with SEC relating to Separation of Energy and Steel Businesses".

  Form 8-K dated July 2, 2001, reporting under Item 5. Other Events, that on July 2, 2001, USX Corporation completed a corporate reorganization to implement a new holding company structure.

  Form 8-K dated July 13, 2001, reporting under Item 9. Regulation FD Disclosure, that USX Corporation is furnishing information under Regulation FD for the July 13, 2001 press release titled "U. S. Steel Group Sees Results Improved Over First Quarter".

  Form 8-K dated July 31, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the July 31, 2001 press release titled "USX Announces Board Approval of Plan of Reorganization and Identification of Directors for Marathon Oil Corporation and United States Steel Corporation Effective January 1, 2002".

  Form 8-K dated August 1, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the August 1, 2001 press releases titled "Surma Named Assistant to Chairman of USX" and "New Executive Positions Named for United States Steel".

  Form 8-K dated August 2, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the August 2, 2001 press release titled "Marathon Names Five New Officers in Preparation for USX
  Reorganization".

  Form 8-K dated August 6, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the August 6, 2001 press release titled "Four Financial Posts Identified for United States Steel".

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      USX CORPORATION


      By /s/ Larry G. Schultz
         --------------------
          Larry G. Schultz
          Vice President -
             Accounting

August 6, 2001