Form 10-K/A
period 2000-12-31
USX CORP
filed 2001-09-14
CIK 101778

                                  FORM 10-K/A                           2000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000
                                      OR
   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


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

=================================================================================================================================
                                                        Title of Each Class
---------------------------------------------------------------------------------------------------------------------------------
   USX-Marathon Group                                               8-3/4% Cumulative Monthly Income Preferred Shares,
        Common Stock, par value $1.00                                   Series A (Liquidation Preference $25 per share)**/(a)/
   USX-U. S. Steel Group                                            6.75% Convertible Quarterly Income Preferred
        Common Stock, par value $1.00                                   Securities (Initial Liquidation Amount $50 per
   6.50% Cumulative Convertible Preferred                               Security)***/(a)/
        (Liquidation Preference $50.00 per share)                   7%  Guaranteed Notes Due 2002 of Marathon Oil
                                                                        Company/(a)/
=================================================================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No____
                                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of Common Stock held by non-affiliates as of January 31, 2001: $10 billion. The amount shown is based on the closing prices of the registrant's Common Stocks on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 308,269,864 shares of USX-Marathon Group Common Stock and 88,767,023 shares of USX-U. S. Steel Group Common Stock outstanding as of January 31, 2001.

Documents Incorporated By Reference:
     Proxy Statement dated March 12, 2001 is incorporated in Part III. Proxy Statement dated March 9, 1998 is incorporated in Part IV.

__________
     * These securities are listed on the New York Stock Exchange. In addition, the Common Stocks are listed on The Chicago Stock Exchange and the Pacific Exchange.
    **   Issued by USX Capital LLC.
   ***   Issued by USX Capital Trust I.
   /(a)/ Obligations of Marathon Oil Company, USX Capital LLC and USX Capital
         Trust I, all wholly owned subsidiaries of the registrant, have been guaranteed by the registrant.

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

Selected Quarterly Financial Data...............................................................   U-30

Principal Unconsolidated Affiliates.............................................................   U-31

Supplementary Information.......................................................................   U-31

Five-Year Operating Summary-- Marathon Group....................................................   U-39

Five-Year Operating Summary-- U. S. Steel Group.................................................   U-41

Five-Year Financial Summary.....................................................................   U-42

Management's Discussion and Analysis............................................................   U-43

Quantitative and Qualitative Disclosures About Market Risk......................................   U-65

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

                        Report of Independent Accountants

                        To the Stockholders of USX Corporation:

                        In our opinion, the accompanying consolidated financial statements appearing on pages U-2 through U-29 present fairly, in all material respects, the financial position of USX Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                        PricewaterhouseCoopers LLP
                        600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 7, 2001

                        Consolidated Statement of Operations

                        (Dollars in millions)                                                  2000         1999         1998
                        ---------------------------------------------------------------------------------------------------------
                        Revenues and other income:
                         Revenues (Note 6)                                                    $ 40,500     $ 29,068     $ 27,629
                         Dividend and investee income (loss)                                        94          (20)          96
                         Net gains (losses) on disposal of assets (Note 27)                       (739)          21           82
                         Gain on ownership change in
                           Marathon Ashland Petroleum LLC (Note 3)                                  12           17          245
                         Other income                                                               47           33           25
                                                                                              ---------    ---------    ---------
                              Total revenues and other income                                   39,914       29,119       28,077
                                                                                              ---------    ---------    ---------

                        Costs and expenses:
                         Cost of revenues (excludes items shown below)                          31,056       21,679       20,211
                         Selling, general and administrative expenses                              402          203          304
                         Depreciation, depletion and amortization                                1,605        1,254        1,224
                         Taxes other than income taxes                                           4,861        4,433        4,241
                         Exploration expenses                                                      238          238          313
                         Inventory market valuation charges (credits) (Note 15)                      -         (551)         267
                                                                                              ---------    ---------    ---------
                              Total costs and expenses                                          38,162       27,256       26,560
                                                                                              ---------    ---------    ---------

                        Income from operations                                                   1,752        1,863        1,517
                        Net interest and other financial costs (Note 6)                            341          362          279
                        Minority interest in income of
                         Marathon Ashland Petroleum LLC (Note 3)                                   498          447          249
                                                                                              ---------    ---------    ---------
                        Income before income taxes and extraordinary losses                        913        1,054          989
                        Provision for income taxes (Note 11)                                       502          349          315
                                                                                              ---------    ---------    ---------

                        Income before extraordinary losses                                         411          705          674
                        Extraordinary losses (Note 7)                                                -            7            -
                                                                                              ---------    ---------    ---------

                        Net income                                                                 411          698          674
                        Dividends on preferred stock                                                 8            9            9
                                                                                              ---------    ---------    ---------

                        Net income applicable to common stocks                                $    403     $    689     $    665
                        ---------------------------------------------------------------------------------------------------------

                        The accompanying notes are an integral part of these consolidated financial statements.

                        Income Per Common Share

                        (Dollars in millions, except per share data)                           2000         1999         1998
                        ---------------------------------------------------------------------------------------------------------
                        Applicable to Marathon Stock:
                         Net income                                                          $     432    $     654    $     310
                         Per Share Data:
                           Basic                                                                  1.39         2.11         1.06
                           Diluted                                                                1.39         2.11         1.05
                       -----------------------------------------------------------------------------------------------------------
                        Applicable to Steel Stock:
                         Income (loss) before extraordinary losses                            $    (29)    $     42     $    355
                         Extraordinary losses                                                        -            7            -
                                                                                              ---------    ---------    ---------
                         Net income (loss)                                                    $    (29)    $     35     $    355
                         Per Share Data
                           Basic:
                            Income (loss) before extraordinary losses                         $   (.33)    $    .48     $   4.05
                            Extraordinary losses                                                     -          .08            -
                                                                                              ---------    ---------    ---------
                            Net income (loss)                                                 $   (.33)    $    .40     $   4.05
                           Diluted:
                            Income (loss) before extraordinary losses                         $   (.33)    $    .48     $   3.92
                            Extraordinary losses                                                     -          .08            -
                                                                                              ---------    ---------    ---------
                            Net income   (loss)                                               $   (.33)    $    .40     $   3.92
                        ---------------------------------------------------------------------------------------------------------

                        See Note 20, for a description and computation of income per common share.
                        The accompanying notes are an integral part of these consolidated financial statements.

                        Consolidated Balance Sheet

                        (Dollars in millions)                                         December 31             2000         1999
                        --------------------------------------------------------------------------------------------------------
                        Assets
                        Current assets:
                         Cash and cash equivalents                                                        $     559    $     133
                         Receivables, less allowance for doubtful accounts
                           of $60 and $12                                                                     2,888        2,367
                         Receivables subject to a security interest (Note 14)                                   350          350
                         Inventories (Note 15)                                                                2,813        2,627
                         Deferred income tax benefits (Note 11)                                                 261          303
                         Assets held for sale (Note 27)                                                         330           84
                         Other current assets                                                                   131           92
                                                                                                          ---------     --------
                               Total current assets                                                           7,332        5,956

                        Investments and long-term receivables, less reserves of
                         $38 and $3 (Note 12)                                                                   801        1,237
                        Property, plant and equipment - net (Note 21)                                        12,114       12,809
                        Prepaid pensions (Note 9)                                                             2,879        2,629
                        Other noncurrent assets                                                                 275          300
                                                                                                          ---------     --------
                               Total assets                                                               $  23,401    $  22,931
                       ---------------------------------------------------------------------------------------------------------
                        Liabilities
                        Current liabilities:
                         Notes payable   (Note 13)                                                        $     150    $       -
                         Accounts payable                                                                     3,774        3,409
                         Payroll and benefits payable                                                           432          468
                         Accrued taxes                                                                          281          283
                         Accrued interest                                                                       108          107
                         Long-term debt due within one year (Note 14)                                           287           61
                                                                                                          ---------     --------
                               Total current liabilities                                                      5,032        4,328

                        Long-term debt (Note 14)                                                              4,173        4,222
                        Deferred income taxes (Note 11)                                                       2,020        1,839
                        Employee benefits (Note 9)                                                            2,415        2,809
                        Deferred credits and other liabilities                                                  724          691
                        Preferred stock of subsidiary (Note 22)                                                 250          250
                        USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
                         convertible debentures of USX (Note 22)                                                183          183

                        Minority interest in Marathon Ashland Petroleum LLC (Note 3)                          1,840        1,753

                        Stockholders' Equity (Details on pages U-6 and U-7)
                        Preferred stock (Note 23) -
                         6.50% Cumulative Convertible issued - 2,413,487 shares and
                           2,715,287 shares ($121 and $136 liquidation preference, respectively)                  2            3
                        Common stocks:
                         Marathon Stock issued - 312,165,978 shares and 311,767,181 shares
                           (par value $1 per share, authorized 550,000,000 shares)                              312          312
                         Steel Stock issued - 88,767,395 shares and 88,397,714 shares
                           (par value $1 per share, authorized 200,000,000 shares)                               89           88
                         Securities exchangeable solely into Marathon Stock -
                           issued - 281,148 shares and 288,621 shares (Note 3)                                    -            -
                        Treasury common stock, at cost -
                         Marathon Stock - 3,899,714 shares and -0- shares                                      (104)           -
                        Additional paid-in capital                                                            4,676        4,673
                        Deferred compensation                                                                    (8)           -
                        Retained earnings                                                                     1,847        1,807
                        Accumulated other comprehensive income (loss)                                           (50)         (27)
                                                                                                          ---------     --------
                               Total stockholders' equity                                                     6,764        6,856
                                                                                                          ---------     --------
                               Total liabilities and stockholders' equity                                 $  23,401    $  22,931
                        --------------------------------------------------------------------------------------------------------

                        The accompanying notes are an integral part of these consolidated financial statements.

                        Consolidated Statement of Cash Flows

                        (Dollars in millions)                                                   2000        1999          1998
                        -----------------------------------------------------------------------------------------------------------
                        Increase (decrease) in cash and cash equivalents
                        Operating activities:
                        Net income                                                           $      411   $      698   $      674
                        Adjustments to reconcile to net cash provided
                         from operating activities:
                           Extraordinary losses                                                       -            7            -
                           Minority interest in income of
                             Marathon Ashland Petroleum LLC                                         498          447          249
                           Depreciation, depletion and amortization                               1,605        1,254        1,224
                           Exploratory dry well costs                                                86          109          186
                           Inventory market valuation charges (credits)                               -         (551)         267
                           Pensions and other postretirement benefits                              (778)        (220)        (181)
                           Deferred income taxes                                                    149          212          184
                           Gain on ownership change in
                             Marathon Ashland Petroleum LLC                                         (12)         (17)        (245)
                           Net (gains) losses on disposal of assets                                 739          (21)         (82)
                           Changes in: Current receivables  - sold                                    -         (320)         (30)
                                                            - operating turnover                   (375)        (988)         451
                                        Inventories                                                 (46)         (77)          (6)
                                        Current accounts payable and accrued expenses               182        1,251         (497)
                           All other - net                                                           72          152         (172)
                                                                                             ----------   ----------   ----------
                              Net cash provided from operating activities                         2,531        1,936        2,022
                                                                                             ----------   ----------   ----------
                        Investing activities:

                        Capital expenditures                                                     (1,669)      (1,665)      (1,580)
                        Acquisitions - U. S. Steel Kosice s.r.o., net of cash acquired
                                       of $59                                                       (10)           -            -
                                     - Tarragon Oil and Gas Limited                                   -            -         (686)
                        Disposal of assets                                                          560          366           86
                        Restricted cash - withdrawals                                               273           60          241
                                        - deposits                                                 (270)         (61)         (67)
                        Investees - investments                                                    (100)         (74)        (115)
                                  - loans and advances                                              (16)         (70)        (104)
                                  - returns and repayments                                           10            1           71
                        All other - net                                                              29          (25)          (4)
                                                                                             ----------   ----------   ----------
                              Net cash used in investing activities                              (1,193)      (1,468)      (2,158)
                                                                                             ----------   ----------   ----------
                        Financing activities:

                        Commercial paper and revolving credit arrangements - net                     62         (381)         724
                        Other debt - borrowings                                                     273          810        1,036
                                    - repayments                                                   (339)        (242)      (1,445)
                        Common stock    - issued                                                      -           89          668
                                        - repurchased                                              (105)           -         (195)
                        Treasury common stock reissued                                                1            -            -
                        Preferred stock repurchased                                                 (12)          (2)          (8)
                        Dividends paid                                                             (371)        (354)        (342)
                        Distributions to minority shareholder of
                         Marathon Ashland Petroleum LLC                                            (420)        (400)        (211)
                                                                                             ----------   ----------   ----------
                              Net cash provided from (used in) financing activities                (911)        (480)         227
                                                                                             ----------   ----------   ----------
                        Effect of exchange rate changes on cash                                      (1)          (1)           1
                                                                                             ----------   ----------   ----------
                        Net increase (decrease) in cash and cash equivalents                        426          (13)          92

                        Cash and cash equivalents at beginning of year                              133          146           54
                                                                                             ----------   ----------   ----------
                        Cash and cash equivalents at end of year                             $      559   $      133   $      146
                        ---------------------------------------------------------------------------------------------------------

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

                                                                          Dollars in millions             Shares in thousands
                                                                      ---------------------------     --------------------------
                                                                        2000      1999      1998       2000       1999      1998
                        --------------------------------------------------------------------------------------------------------
                        Preferred stock (Note 23) -
                         6.50% Cumulative Convertible:
                           Balance at beginning of year               $    3    $    3    $    3       2,715     2,768     2,962
                           Repurchased                                    (1)        -         -        (302)      (53)     (194)
                                                                      -------   ------    ------     -------    ------   -------
                           Balance at end of year                     $    2    $    3    $    3       2,413     2,715     2,768
                        --------------------------------------------------------------------------------------------------------
                        Common stocks:
                         Marathon Stock:
                           Balance at beginning of year               $  312    $  308    $  289     311,767   308,459   288,786
                           Issued in public offering                       -         -        17           -        67    17,000
                           Issued for:
                            Employee stock plans                           -         3         2         391     2,903     2,236
                            Dividend Reinvestment and
                              Direct Stock Purchase Plan                   -         -         -           -       120        66
                            Exchangeable Shares                            -         1         -           8       218       371
                                                                      -------   ------    ------     -------   -------   -------
                           Balance at end of year                     $  312    $  312    $  308     312,166   311,767   308,459
                        --------------------------------------------------------------------------------------------------------
                         Steel Stock:
                           Balance at beginning of year               $   88    $   88    $   86      88,398    88,336    86,578
                           Issued for:
                            Employee stock plans                           1         -         2         369        62     1,733
                            Dividend Reinvestment and
                              Direct Stock Purchase Plan                   -         -         -           -         -        25
                                                                      -------   ------    ------     -------    ------   -------
                           Balance at end of year                     $   89    $   88    $   88      88,767    88,398    88,336
                        --------------------------------------------------------------------------------------------------------
                         Securities exchangeable solely into
                          Marathon Stock:
                           Balance at beginning of year               $    -    $    1    $    -         289       507         -
                           Issued to acquire Tarragon stock                -         -         1           -         -       878
                           Exchanged for Marathon Stock                    -        (1)        -          (8)     (218)     (371)
                                                                      -------   ------    ------     -------    ------   -------
                           Balance at end of year                     $    -    $    -    $    1         281       289       507
                        --------------------------------------------------------------------------------------------------------
                        Treasury common stock, at cost -
                         Marathon Stock:
                           Balance at beginning of year               $    -    $    -    $    -           -         -         -
                           Repurchased                                  (105)        -         -      (3,957)        -         -
                           Reissued for:
                            Employee stock plans                           1         -         -          43         -         -
                            Non-employee Board of Directors
                              deferred compensation plan                   -         -         -          14         -         -
                                                                      -------   ------    ------     -------    ------   -------
                           Balance at end of year                     $ (104)   $    -    $    -      (3,900)        -         -
                        --------------------------------------------------------------------------------------------------------

                        (Table continued on next page)

                                                                           Stockholders' Equity           Comprehensive Income
                                                                       ----------------------------      ------------------------
                        (Dollars in millions)                            2000      1999       1998      2000      1999      1998
                        ----------------------------------------------------------------------------------------------------------
                        Additional paid-in capital:
                         Balance at beginning of year                 $ 4,673   $ 4,587    $ 3,924
                         Marathon Stock issued                              9        92        598
                         Steel Stock issued                                 5         2         57
                         Exchangeable Shares:
                           Issued                                           -         -         28
                           Exchanged for Marathon Stock                     -        (6)       (12)
                         Repurchase of 6.50% preferred stock              (11)       (2)        (8)
                                                                      -------   -------    -------
                         Balance at end of year                       $ 4,676   $ 4,673    $ 4,587
                        --------------------------------------------------------------------------
                        Deferred compensation (Note 17)               $    (8)  $     -    $    (1)
                        --------------------------------------------------------------------------
                        Retained earnings:
                         Balance at beginning of year                 $ 1,807   $ 1,467    $ 1,138
                         Net income                                       411       698        674   $   411    $  698    $   674
                         Dividends on preferred stock                      (8)       (9)        (9)
                         Dividends on Marathon Stock
                           (per share:  $.88 in 2000 and
                              $.84 in 1999 and 1998)                     (274)     (261)      (248)
                         Dividends on Steel Stock
                           (per share $1.00)                              (89)      (88)       (88)
                                                                      -------   -------    -------
                         Balance at end of year                       $ 1,847   $ 1,807    $ 1,467
                        --------------------------------------------------------------------------
                        Accumulated other comprehensive income
                         (loss):
                          Minimum pension liability adjustments:
                           Balance at beginning of year               $   (10)  $   (37)   $   (32)
                           Changes during year, net of taxes/(a)/         (11)       27         (5)      (11)       27         (5)
                                                                      -------   -------    -------
                           Balance at end of year                         (21)      (10)       (37)
                                                                      -------   -------    -------
                         Foreign currency translation adjustments:
                           Balance at beginning of year               $   (17)  $   (11)   $    (8)
                           Changes during year, net of taxes/(a)/         (12)       (6)        (3)      (12)       (6)        (3)
                                                                      -------   -------    -------
                           Balance at end of year                         (29)      (17)       (11)
                                                                      -------   -------    -------
                         Unrealized holding losses on investments:
                           Balance at beginning of year               $     -   $     -    $     3
                           Changes during year, net of taxes/(a)/           -        (1)         2         -        (1)         2
                           Reclassification adjustment
                             included in net income                         -         1         (5)        -         1         (5)
                                                                      -------   -------    -------
                           Balance at end of year                           -         -          -
                        --------------------------------------------------------------------------
                               Total balances at end of year          $   (50)  $   (27)   $   (48)
                        ----------------------------------------------------------------------------------------------------------
                                 Total comprehensive income/(b)/                                     $   388    $  719    $   663
                        ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                    $ 6,764   $ 6,856    $ 6,405
                        --------------------------------------------------------------------------

                        /(a)/Related income tax provision (credit):        2000    1999      1998
                                                                          -----   -----     -----
                              Minimum pension liability adjustments       $   4   $ (13)    $   3
                              Foreign currency translation adjustments       (4)      3         4
                              Unrealized holding gains on investments         -       -         2

                        /(b)/Total comprehensive income (loss) by Group:

                              Marathon Group                              $ 419   $ 660     $ 306
                              U. S. Steel Group                             (31)     59       357
                                                                          -----   -----     -----
                                Total                                     $ 388   $ 719     $ 663
                                                                          =====   =====     =====

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

                        Property, plant and equipment - USX uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.
                             Capitalized costs of producing oil and gas
                        properties are depreciated and depleted by the unit-of-production method. Support equipment and other property, plant and equipment are depreciated over their estimated useful lives.
                             USX evaluates its oil and gas producing properties
                        for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure, using undiscounted future cash flows based on total proved reserves. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future cash flows based on total proved and risk-adjusted probable and possible reserves or, if available, comparable market values. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Other unproved properties are amortized over their remaining holding period.
                             For property, plant and equipment unrelated to oil
                        and gas producing activities, depreciation is generally computed on the straight-line method over their estimated useful lives. USX's method of computing depreciation for domestic steel producing assets modifies straight-line depreciation based on the level of production. The modification factors range from a minimum of 85% at a production level below 81% of capability to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, which is considered to be the normal long-range level.
                             Depletion of mineral properties, other than oil and
                        gas, is based on rates that are expected to amortize capitalized costs over the estimated tonnage of minerals to be removed.
                             Assets unrelated to oil and gas producing
                        activities are evaluated for impairment of value on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, as determined by discounted future cash flows or, if available, comparable market values.
                             When property, plant and equipment depreciated on
                        an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

                        Major maintenance activities - USX incurs planned major maintenance costs primarily for refinery turnarounds in the Marathon Group and blast furnace relines in the U.S. Steel Group. Costs associated with refinery turnarounds are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis. Costs associated with blast furnace relines are separately capitalized in property, plant and equipment. Such costs are amortized over their estimated useful life, which is generally the period until the next scheduled reline.

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


--------------------------------------------------------------------------------
2. New Accounting Standards

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

--------------------------------------------------------------------------------
3. Business Combinations

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

                             Prior to this transaction, USX and VSZ were equal
                        partners in VSZ U. S. Steel s.r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK included VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS was accounted for under the purchase method of accounting. Previously, USX had accounted for its investment in VSZUSS under the equity method of accounting.
                             The following unaudited pro forma data for USX
                        includes the results of operations of USSK for 2000 and 1999, giving effect to the acquisition as if it had been consummated at the beginning of the years presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations. In addition, VSZ did not historically provide carve-out financial information for its steel operations in accordance with generally accepted accounting principles in the United States. Therefore, USX made certain estimates and assumptions regarding revenues and costs in the preparation of the following unaudited pro forma data.

                        (In millions, except per share amounts)                                               2000         1999
                       -----------------------------------------------------------------------------------------------------------
                        Revenues and other income                                                         $  40,876    $  30,121
                        Net income                                                                              489          683
                        Applicable to Steel Stock:
                        Income before extraordinary losses/(a)/                                                  49           27
                         - Per share - basic and diluted                                                        .55          .31
                        Net income/(a)/                                                                          49           20
                         - Per share - basic and diluted                                                        .55          .23
                       -----------------------------------------------------------------------------------------------------------

                        /(a)/ Amounts are net of dividends on preferred stock of
                              $8 million and $9 million in 2000 and 1999, respectively.

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

--------------------------------------------------------------------------------
4. Transactions Between MAP and Ashland

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

--------------------------------------------------------------------------------
6. Other Items

                        (In millions)                                                      2000          1999           1998
                       -----------------------------------------------------------------------------------------------------------
                        Net interest and other financial costs

                           Interest and other financial income:
                              Interest income                                           $     29       $     16       $    35
                              Other                                                            5            (13)            4
                                                                                        --------       --------       -------
                                 Total                                                        34              3            39
                                                                                        --------       --------       -------
                           Interest and other financial costs:
                              Interest incurred                                              328            326           325
                              Less interest capitalized                                       19             26            46
                                                                                        --------       --------       -------
                               Net interest                                                  309            300           279
                              Interest on tax issues                                          17             20            21
                              Financial costs on trust preferred securities                   13             13            13
                              Financial costs on preferred stock of subsidiary                22             22            22
                              Amortization of discounts                                        3              3             6
                              Expenses on sales of accounts receivable                         -             15            21
                              Adjustment to settlement value of indexed debt                   -            (13)          (44)
                              Other                                                           11              5             -
                                                                                        --------       --------       -------
                                 Total                                                       375            365           318
                                                                                        --------       --------       -------
                           Net interest and other financial costs                       $    341       $    362       $   279
                       -----------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
7. Extraordinary Losses

                        In 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 63/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity. All shares were required for satisfaction of the indexed debt; therefore, none reverted back to USX.
                             As a result of the above transaction, USX recorded
                        in 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in net gains (losses) on disposal of assets. Since USX's investment in RTI was attributed to the U. S. Steel Group, the indexed debt was also attributed to the U. S. Steel Group.
                             In 1999, Republic Technologies International, LLC,
                        an equity investee of USX, recorded an extraordinary loss related to the early extinguishment of debt. As a result, USX recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.

--------------------------------------------------------------------------------
8. Group and Segment Information

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

Group Operations:

                                                               Income               Net
                                                                From              Income             Capital
(In millions)                  Year        Revenues          Operations           (Loss)          Expenditures          Assets
--------------------------------------------------------------------------------------------------------------------------------
Marathon Group                 2000      $    34,487        $     1,648         $      432         $    1,425         $   15,232
                               1999           23,590              1,713                654              1,378             15,674
                               1998           21,274                938                310              1,270             14,544
--------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group              2000            6,090                104                (21)               244              8,711
                               1999            5,536                150                 44                287              7,525
                               1998            6,378                579                364                310              6,749
--------------------------------------------------------------------------------------------------------------------------------
Eliminations                   2000              (77)                 -                  -                  -               (542)
                               1999              (58)                 -                  -                  -               (268)
                               1998              (23)                 -                  -                  -               (160)
--------------------------------------------------------------------------------------------------------------------------------
Total USX                      2000      $    40,500        $     1,752         $      411         $    1,669         $   23,401
  Corporation                  1999           29,068              1,863                698              1,665             22,931
                               1998           27,629              1,517                674              1,580             21,133
--------------------------------------------------------------------------------------------------------------------------------

Revenues by Product:
(In millions)                                                                        2000               1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Marathon Group
  Refined products                                                              $   22,514         $   15,181         $   12,852
  Merchandise                                                                        2,441              2,194              1,941
  Liquid hydrocarbons                                                                6,856              4,587              5,023
  Natural gas                                                                        2,518              1,429              1,187
  Transportation and other products                                                    158                199                271
--------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group
  Sheet and semi-finished steel products                                        $    3,288         $    3,433         $    3,598
  Tubular, plate and tin mill products                                               1,731              1,140              1,546
  Raw materials (coal, coke and iron ore)                                              626                549                744
  Other/(a)/                                                                           445                414                490
---------------------------------------------------------------------------------------------------------------------------------

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

                                                                            Total                              Total
                                                                          Marathon    Domestic              U. S. Steel
(In millions)                             E&P        RM&T       OERB      Segments      Steel      USSK      Segments      Total
-----------------------------------------------------------------------------------------------------------------------------------
2000
Revenues and other income:
  Customer                             $  4,184   $  28,693   $   1,550    $34,427   $   5,981   $      92    $  6,073   $ 40,500
  Intersegment/(a)/                         412          83          78        573           -           -           -        573
  Intergroup/(a)/                            30           1          29         60          17           -          17         77
  Equity in earnings (losses) of
   unconsolidated investees                  47          22          15         84          (8)          -          (8)        76
  Other                                      21          50          12         83          50           -          50        133
                                       --------   ---------   ---------   --------   ---------   ---------    --------   --------
     Total revenues and other income   $  4,694   $  28,849   $   1,684   $ 35,227   $   6,040   $      92    $  6,132   $ 41,359
                                       ========   =========   =========   ========   =========   =========    ========   ========
Segment income                         $  1,535   $   1,273   $      38   $  2,846   $      23   $       2    $     25   $  2,871
Significant noncash items included
   in segment income - depreciation,
   depletion and amortization/(b)/          723         315           3      1,041         285           4         289      1,330
Capital expenditures/(c)/                   742         656           2      1,400         239           5         244      1,644
---------------------------------------------------------------------------------------------------------------------------------
1999
Revenues and other income:
  Customer                             $  2,856   $  19,962   $     731    $23,549   $   5,519   $       -    $  5,519   $ 29,068
  Intersegment/(a)/                         202          47          40        289           -           -           -        289
  Intergroup/(a)/                            19           -          22         41          17           -          17         58
  Equity in earnings (losses) of
   unconsolidated investees                  (2)         17          26         41         (43)          -         (43)        (2)
  Other                                      30          50          15         95          46           -          46        141
                                       --------   ---------   ---------   --------   ---------   ---------    --------   --------
     Total revenues and other income   $  3,105   $  20,076   $     834   $ 24,015   $   5,539   $       -    $  5,539   $ 29,554
                                       ========   =========   =========   ========   =========   =========    ========   ========
Segment income                         $    618   $     611   $      61    $ 1,290   $      91   $       -    $     91   $  1,381
Significant noncash items included
   in segment income - depreciation,
   depletion and amortization/(b)/          638         280           5        923         304           -         304      1,227
Capital expenditures/(c)/                   744         612           4      1,360         286           -         286      1,646
---------------------------------------------------------------------------------------------------------------------------------
1998
Revenues and other income:
  Customer                             $  1,905   $  19,018   $     306    $21,229   $   6,374   $       -    $  6,374   $ 27,603
  Intersegment/(a)/                         144          10          17        171           -           -           -        171
  Intergroup/(a)/                            13           -           7         20           2           -           2         22
  Equity in earnings of
   unconsolidated investees                   2          12          14         28          46           -          46         74
  Other                                      26          40          11         77          55           -          55        132
                                       --------   ---------   ---------   --------   ---------   ---------    --------   --------
     Total revenues and other income   $  2,090   $  19,080   $     355   $ 21,525   $   6,477   $       -    $  6,477   $ 28,002
                                       ========   =========   =========   ========   =========   =========    ========   ========
Segment income                         $    278   $     896   $      33    $ 1,207   $     517   $       -    $    517   $  1,724
Significant noncash items included
   in segment income - depreciation,
   depletion and amortization/(b)/          581         272           6        859         283           -         283      1,142
Capital expenditures/(c)/                   839         410           8      1,257         305           -         305      1,562
---------------------------------------------------------------------------------------------------------------------------------


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

     The following schedules reconcile segment amounts to amounts reported in the Groups' financial statements:

                                                                 Marathon Group                         U. S. Steel Group
                                                     -------------------------------------   -------------------------------------
(In millions)                                            2000         1999         1998          2000         1999         1998
----------------------------------------------------------------------------------------------------------------------------------
Revenues and Other Income:
  Revenues and other income of
   reportable segments                               $  35,227    $   24,015    $  21,525    $   6,132    $   5,539    $   6,477
  Items not allocated to segments:
   Joint venture formation charges                        (931)            -            -            -            -            -
   Gain on ownership change in MAP                          12            17          245            -            -            -
   Losses on certain equity investments                      -             -            -            -          (69)           -
   Other                                                   124           (36)          24            -            -            -
  Elimination of intersegment revenues                    (573)         (289)        (171)           -            -            -
                                                     ---------    ----------    ---------    ---------    ---------    ---------
     Total Group revenues and other income           $  33,859    $   23,707    $  21,623    $   6,132    $   5,470    $   6,477
                                                     =========    ==========    =========    =========    =========    =========
Income:
  Income for reportable segments                     $   2,846    $    1,290    $   1,207    $      25    $      91    $     517
  Items not allocated to segments:
   Joint venture formation charges                        (931)            -            -            -            -            -
   Gain on ownership change in MAP                          12            17          245            -            -            -
   Administrative expenses                                (136)         (108)        (106)         (25)         (17)         (24)
   Net pension credits                                       -             -            -          266          228          186
   Costs related to former business activities               -             -            -          (91)         (83)        (100)
   Inventory market valuation adjustments                    -           551         (267)           -            -            -
   Other/(a)/                                             (143)          (37)        (141)         (71)         (69)           -
                                                     ---------    ----------    ---------    ---------    ---------    ---------
     Total Group income from operations              $   1,648    $    1,713    $     938    $     104    $     150    $     579
----------------------------------------------------------------------------------------------------------------------------------

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

                                                                           Revenues and Other Income
                                                             --------------------------------------------------
                                                               Within               Between
(In millions)                                Year          Geographic Areas     Geographic Areas         Total          Assets/(a)/
-----------------------------------------------------------------------------------------------------------------------------------
Marathon Group:
      United States                          2000             $  32,239           $        -         $   32,239        $   6,711
                                             1999                22,716                    -             22,716            7,555
                                             1998                20,837                    -             20,837            7,659

      Canada                                 2000                   856                  899              1,755              940
                                             1999                   426                  521                947            1,112
                                             1998                   209                  368                577            1,094

      United Kingdom                         2000                   567                    -                567            1,698
                                             1999                   459                    -                459            1,581
                                             1998                   462                    -                462            1,739

      Other Foreign Countries                2000                   197                  188                385              310
                                             1999                   106                   88                194              735
                                             1998                   115                   52                167              468

      Eliminations                           2000                     -               (1,087)            (1,087)               -
                                             1999                     -                 (609)              (609)               -
                                             1998                     -                 (420)              (420)               -

      Total Marathon Group                   2000             $  33,859           $        -         $   33,859        $   9,659
                                             1999                23,707                    -             23,707           10,983
                                             1998                21,623                    -             21,623           10,960
-----------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:
      United States                          2000             $   6,027           $        -         $    6,027        $   2,745
                                             1999                 5,452                    -              5,452            2,889
                                             1998                 6,460                    -              6,460            3,043

      Foreign Countries                      2000                   105                    -                105              386
                                             1999                    18                    -                 18               63
                                             1998                    17                    -                 17               69

      Total U. S. Steel Group                2000             $   6,132           $        -         $    6,132        $   3,131
                                             1999                 5,470                    -              5,470            2,952
                                             1998                 6,477                    -              6,477            3,112
-----------------------------------------------------------------------------------------------------------------------------------
Eliminations                                 2000             $     (77)          $        -         $      (77)       $       -
                                             1999                   (58)                   -                (58)               -
                                             1998                   (23)                   -                (23)               -
-----------------------------------------------------------------------------------------------------------------------------------
Total USX Corporation                        2000             $  39,914           $        -         $   39,914        $  12,790
                                             1999                29,119                    -             29,119           13,935
                                             1998                28,077                    -             28,077           14,072
-----------------------------------------------------------------------------------------------------------------------------------

/(a)/ Includes property, plant and equipment and investments.

--------------------------------------------------------------------------------
9. Pensions and Other Postretirement Benefits

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

                                                                               Pension Benefits               Other Benefits
                                                                            ----------------------        -----------------------
                        (In millions)                                         2000          1999            2000           1999
                       -----------------------------------------------------------------------------------------------------------
                        Change in benefit obligations
                        Benefit obligations at January 1                    $ 7,584        $ 8,629        $  2,374       $  2,710
                        Service cost                                            128            152              26             32
                        Interest cost                                           572            540             184            169
                        Plan amendments                                           6            399 /(a)/         1            (30)
                        Actuarial (gains) losses                                551         (1,019)            306           (333)
                        Plan mergers and acquisitions                             -             56               -             11
                        Settlements, curtailments and termination benefits      (99)          (329)             22              -
                        Benefits paid                                          (883)          (844)           (189)          (185)
                                                                            -------        -------        --------       --------
                        Benefit obligations at December 31                  $ 7,859        $ 7,584        $  2,724       $  2,374
                       -----------------------------------------------------------------------------------------------------------
                        Change in plan assets
                        Fair value of plan assets at January 1              $11,305        $11,574        $    281       $    265
                        Actual return on plan assets                            131            865              26             20
                        Plan merger and acquisitions                             (1)            38               -              1
                        Employer contributions                                    1              2             576 /(b)/       34
                        Trustee distributions/(c)/                              (34)           (30)              -              -
                        Settlements paid                                       (134)          (306)              -              -
                        Benefits paid from plan assets                         (877)          (838)            (41)           (39)
                                                                            -------        -------        --------       --------
                        Fair value of plan assets at December 31            $10,391        $11,305        $    842       $    281
                       -----------------------------------------------------------------------------------------------------------
                        Funded status of plans at December 31               $ 2,532 /(d)/  $ 3,721 /(d)/  $ (1,882)      $ (2,093)
                        Unrecognized net gain from transition                   (20)           (95)              -              -
                        Unrecognized prior service costs (credits)              778            880             (47)           (53)
                        Unrecognized net actuarial gains                       (499)        (1,945)           (126)          (458)
                        Additional minimum liability/(e)/                       (38)           (24)              -              -
                                                                            -------        -------        --------       --------
                        Prepaid (accrued) benefit cost                      $ 2,753        $ 2,537        $ (2,055)      $ (2,604)
                       -----------------------------------------------------------------------------------------------------------
                        /(a)/ Results primarily from a five-year labor contract
                              with the United Steelworkers of America ratified
                              in August 1999.
                        /(b)/ Includes for the U. S. Steel Group, contributions
                              of $530 million to a Voluntary Employee Benefit
                              Association trust, comprised of $30 million in
                              contractual requirements and an elective
                              contribution of $500 million. Also includes for
                              the U. S. Steel Group, a $30 million elective
                              contribution to the non-union retiree life
                              insurance trust.
                        /(c)/ Represents transfers of excess pension assets to
                              fund retiree health care benefits accounts under
                              Section 420 of the Internal Revenue Code.
                        /(d)/ Includes several plans that have accumulated
                               benefit obligations in excess of plan assets:
                                Aggregate accumulated benefit obligations   $   (74)       $   (53)
                                Aggregate projected benefit obligations         (92)           (76)
                                Aggregate plan assets                             -              -
                        /(e)/ Additional minimum liability recorded was offset
                              by the following:
                               Intangible asset                             $     6        $     9
                                                                            -------        -------
                               Accumulated other comprehensive income (losses):
                                 Beginning of year                          $   (10)       $   (37)
                                 Change during year (net of tax)                (11)            27
                                                                            -------        -------
                                 Balance at end of year                     $   (21)       $   (10)

                       -----------------------------------------------------------------------------------------------------------


                                                                      Pension Benefits                   Other Benefits
                                                               -----------------------------    -------------------------------
                    (In millions)                                 2000      1999       1998       2000        1999        1998
                   ------------------------------------------------------------------------------------------------------------
                    Components of net periodic
                     benefit cost (credit)
                    Service cost                                $  128     $ 152       $ 119      $  26        $ 32      $  27
                    Interest cost                                  572       540         544        184         169        172
                    Expected return on plan assets                (958)     (895)       (876)       (24)        (21)       (21)
                    Amortization -net transition gain              (71)      (72)        (74)         -           -          -
                                 -prior service costs (credits)    102        87          75         (6)         (4)         1
                                 -actuarial (gains) losses         (53)        7           6        (26)         (5)       (13)
                    Multiemployer and other USX plans                5         5           6          9 /(a)/     7 /(a)/   13 /(a)/
                    Settlement and termination (gains) losses       32 /b)/  (42) /(b)/   10 /(b)/   21 /(b)/     -          -
                                                                ------      ----        ----       ----        ----      -----
                    Net periodic benefit cost (credit)          $ (243)    $(218)      $(190)     $ 184        $178      $ 179
                   -----------------------------------------------------------------------------------------------------------

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

                                                                              Pension Benefits              Other Benefits
                                                                          -----------------------        ---------------------
                                                                              2000         1999            2000        1999
                   -----------------------------------------------------------------------------------------------------------
                    Weighted average actuarial assumptions at December 31:
                    Discount rate                                              7.5%         8.0%             7.5%       8.0%
                    Expected annual return on plan assets                      9.0%         8.6%             8.5%       8.5%
                    Increase in compensation rate                              4.1%         4.1%             4.1%       4.1%
                   -----------------------------------------------------------------------------------------------------------

                         For measurement purposes, a 7.6% annual rate of
                    increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% in 2006 for the U. S. Steel Group and in 2007 for the Marathon Group and remain at that level thereafter.
                         A one-percentage-point change in assumed health
                    care cost trend rates would have the following effects:

                                                                                            1-Percentage-      1-Percentage-
                    (In millions)                                                           Point Increase     Point Decrease
                   -----------------------------------------------------------------------------------------------------------
                    Effect on total of service and interest cost components                    $    25            $   (21)
                    Effect on other postretirement benefit obligations                             248               (209)
                   -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. Leases

                    Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                             Capital     Operating
                        (In millions)                                                                        Leases       Leases
                       -----------------------------------------------------------------------------------------------------------
                        2001                                                                              $      12    $     173
                        2002                                                                                     12          139
                        2003                                                                                     12           98
                        2004                                                                                     12           87
                        2005                                                                                     12          141
                        Later years                                                                              89          173
                        Sublease rentals                                                                          -          (80)
                                                                                                          ---------    ---------
                               Total minimum lease payments                                                     149    $     731
                                                                                                                       =========
                        Less imputed interest costs                                                              54
                                                                                                          ---------
                               Present value of net minimum lease payments
                                 included in long-term debt                                               $      95
                       -----------------------------------------------------------------------------------------------------------

                             Operating lease rental expense:
                        (In millions)                                                            2000         1999         1998
                       -----------------------------------------------------------------------------------------------------------
                         Minimum rental                                                         $  288       $  273       $  288
                         Contingent rental                                                          30           29           29
                         Sublease rentals                                                          (19)         (19)         (14)
                                                                                                ------       ------       ------
                               Net rental expense                                               $  299       $  283       $  303
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

--------------------------------------------------------------------------------
11. Income Taxes

                        Provisions (credits) for income taxes were:
                                                   2000                            1999                           1998
                                       -----------------------------    ---------------------------   --------------------------
                        (In millions)   Current    Deferred    Total    Current  Deferred     Total    Current  Deferred   Total
                       ---------------------------------------------------------------------------------------------------------
                        Federal          $ 257      $ 196     $ 453      $ 107    $ 257      $ 364     $ 102     $ 168     $ 270
                        State and local     41          3        44          4        1          5        33        18        51
                        Foreign             55        (50)        5         26      (46)       (20)       (4)       (2)       (6)
                                         -----      -----     -----      -----    -----      -----     -----     -----     -----
                            Total        $ 353      $ 149     $ 502      $ 137    $ 212      $ 349     $ 131     $ 184     $ 315
                       ---------------------------------------------------------------------------------------------------------

                             A reconciliation of federal statutory tax rate (35%) to total provisions follows:
                        (In millions)                                                            2000       1999        1998
                       -------------------------------------------------------------------------------------------------------
                        Statutory rate applied to income before income taxes                  $    320    $    369    $    346
                        Effects of foreign operations:
                         Impairment of deferred tax benefits                                       235           -           -
                         Adjustments to foreign valuation allowances                               (30)          -           -
                         All other, including foreign tax credits                                  (35)        (20)        (37)
                        State and local income taxes after federal income tax effects               29           3          33
                        Credits other than foreign tax credits                                     (10)        (10)        (12)
                        Excess percentage depletion                                                 (3)         (7)        (11)
                        Effects of partially owned companies                                        (5)         (5)         (4)
                        Dispositions of subsidiary investments                                       -           7           -
                        Adjustment of prior years' federal income taxes                             (6)          4          (5)
                        Other                                                                        7           8           5
                                                                                              --------    --------    --------
                              Total provisions                                                $    502    $    349    $    315
                       -------------------------------------------------------------------------------------------------------

                             Deferred tax assets and liabilities resulted from the following:


                        (In millions)                                                 December 31           2000        1999
                       -----------------------------------------------------------------------------------------------------------
                        Deferred tax assets:
                         Minimum tax credit carryforwards                                                 $     39    $   131
                         State tax loss carryforwards (expiring in 2001 through 2020)                          125        122
                         Foreign tax loss carryforwards (portion of which expire in 2001 through 2015)         269        408
                         Employee benefits                                                                   1,028      1,204
                         Expected federal benefit for:
                           Crediting certain foreign deferred income taxes                                     315        530
                           Deducting state deferred income taxes                                                36         36
                         Receivables, payables and debt                                                         93         82
                         Contingency and other accruals                                                        226        202
                         Investments in foreign subsidiaries                                                    39         52
                         Other                                                                                  62         45
                         Valuation allowances:
                           Federal                                                                               -        (30)
                           State                                                                               (50)       (52)
                           Foreign                                                                            (252)      (282)
                                                                                                          --------   --------
                               Total deferred tax assets/(a)/                                                1,930      2,448
                                                                                                          --------   --------
                        Deferred tax liabilities:
                         Property, plant and equipment                                                       1,890      2,365
                         Prepaid pensions                                                                    1,165      1,048
                         Inventory                                                                             335        340
                         Investments in subsidiaries and equity investees                                       52         76
                         Other                                                                                 221        155
                                                                                                          --------   --------
                               Total deferred tax liabilities                                                3,663      3,984
                                                                                                          --------   --------
                                  Net deferred tax liabilities                                            $  1,733    $ 1,536
                       -----------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
12. Investments and Long-Term Receivables

                        (In millions)                                                  December 31           2000         1999
                        ---------------------------------------------------------------------------------------------------------
                        Equity method investments                                                         $     575    $   1,055
                        Other investments                                                                       101           71
                        Receivables due after one year                                                           59           57
                        Deposits of restricted cash                                                              19           22
                        Other                                                                                    47           32
                                                                                                          ---------    ---------
                               Total                                                                      $     801    $   1,237
                        --------------------------------------------------------------------------------------------------------

                             Summarized financial information of investees
                        accounted for by the equity method of accounting follows:

                        (In millions)                                                            2000         1999         1998
                        --------------------------------------------------------------------------------------------------------
                        Income data - year:
                         Revenues and other income                                            $  3,901    $   3,449    $   3,510
                         Operating income                                                          286           95          324
                         Net income (loss)                                                         (43)         (74)         176
                       ---------------------------------------------------------------------------------------------------------
                        Balance sheet data - December 31:
                         Current assets                                                       $  1,239    $   1,382
                         Noncurrent assets                                                       3,443        5,008
                         Current liabilities                                                     1,427        1,481
                         Noncurrent liabilities                                                  1,957        2,317
                       ---------------------------------------------------------------------------------------------------------

                             In 2000, Marathon exchanged its investment in
                        Sakhalin Energy for a working interest in the Foinaven field located in the Atlantic Margin offshore the United Kingdom and an overriding royalty interest in an eight block area in the Gulf of Mexico, which includes the Ursa field. Additionally, Marathon received reimbursement for amounts advanced to Sakhalin Energy in 2000 and a cash settlement for certain other activities in 2000. The transaction was recorded at fair value and resulted in a pretax gain on disposal of assets of $58 million.
                             USX acquired a 25% interest in VSZ during 2000. VSZ
                        does not provide its shareholders with financial statements prepared in accordance with generally accepted accounting principles in the United States (USGAAP). Although shares of VSZ are traded on the Bratislava Stock Exchange, those securities do not have a readily determinable fair value as defined under USGAAP. Accordingly, USX accounts for its investment in VSZ under the cost method of accounting.
                             In 1999, USX and Kobe Steel, Ltd. (Kobe Steel)
                        completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, LLC and is a wholly owned subsidiary of Republic Technologies International Holdings, LLC (Republic). As a result of this transaction, USX recorded $47 million in charges related to the impairment of the carrying value of its investment in USS/Kobe and costs related to the formation of Republic. These charges were included in dividend and investee income (loss) in 1999. In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns 16% of Republic. USX accounts for its investment in Republic under the equity method of accounting. The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company, LLC, became a wholly owned subsidiary of USX at the close of business on December 31, 1999.
                             Dividends and partnership distributions received
                        from equity investees were $56 million in 2000, $46 million in 1999 and $42 million in 1998.
                             USX purchases from equity investees totaled $627
                        million, $411 million and $395 million in 2000, 1999 and 1998, respectively. USX sales to equity investees totaled $986 million, $853 million and $747 million in 2000, 1999 and 1998, respectively.
--------------------------------------------------------------------------------
13. Short-Term Debt

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

--------------------------------------------------------------------------------
14.  Long-Term Debt

                                                                                Interest                          December 31
                        (In millions)                                           Rates - %       Maturity       2000         1999
                        -----------------------------------------------------------------------------------------------------------
                        USX Corporation:
                         Revolving credit facility/(a)/                                           2005       $  300       $  300
                         Commercial paper/(a)/                                  7.68                             77          165
                         Notes payable                                          6 13/20 - 9 4/5 2001 - 2023   2,505        2,525
                         Obligations relating to Industrial Development and
                           Environmental Improvement Bonds and Notes/(b)/       4 1/4 - 6 7/8   2009 - 2033     494          494
                         Receivables facility/(c)/                                                2004          350          350
                         All other obligations, including sale-leaseback
                           financing and capital leases                                         2001 - 2012      88           92
                        Consolidated subsidiaries:
                         Revolving credit facilities/(d)/                                       2001 - 2003       -            -
                         USSK loan facility/(e)/                                8 1/2             2010          325            -
                         Guaranteed Notes                                       7                 2002          135          135
                         Guaranteed Loan/(f)/                                   9 1/20          2001 - 2006     199          223
                         Notes payable                                          8 1/2              2001           1            1
                         All other obligations, including capital leases                        2001 - 2011      11           26
                                                                                                             ------      -------
                              Total/(g)(h)/                                                                   4,485        4,311
                        Less unamortized discount                                                                25           28
                        Less amount due within one year                                                         287           61
                                                                                                             ------      -------
                              Long-term debt due after one year                                              $4,173       $4,222
                       -----------------------------------------------------------------------------------------------------------

                       /(a)/ In November 2000, USX entered into a $1,354 million
                             5-year revolving credit agreement, terminating in November 2005, which in conjunction with a $451 million 364-day revolving credit agreement, terminating in December 2001, replaced the prior $2,350 million facility. Interest on the facility is based on defined short-term market rates. During the term of the agreement, USX is obligated to pay a variable facility fee on total commitments, which at December 31, 2000 was .125%. At December 31, 2000, $300 million had been borrowed against this facility. The commercial paper is supported by the unused and available credit on the 5-year facility and, accordingly, is classified as long-term debt.
                       /(b)/ At December 31, 2000, USX had outstanding
                             obligations relating to Environmental Improvement Bonds in the amount of $141 million, which were supported by letter of credit arrangements that could become short-term obligations under certain circumstances.
                       /(c)/ In December 1999, USX entered into an agreement
                             under which the U. S. Steel Group participates in a program to sell an undivided interest in certain accounts receivable. A previous program expired in October 1999 and was accounted for as a transfer of receivables. The new program is accounted for as a secured borrowing. Payments are collected from sold accounts receivable and invested in new accounts receivable for the purchaser and a yield, based on short-term market rates, is transferred to the purchaser. If the U. S. Steel Group does not have sufficient eligible receivables to reinvest for the purchaser, the size of the program is reduced accordingly. The purchaser has a security interest in a pool of receivables to secure USX's obligations under the program. If the receivables facility is not renewed annually, the balance outstanding of such facility could be refinanced by the 5-year facility discussed in (a), or another long-term debt source; and therefore, is classified as long-term debt. The amounts sold under the previous receivables programs averaged $291 million and $347 million for the years 1999 and 1998, respectively.
                       /(d)/ MAP has a $400 million revolving credit facility
                             that terminates in July 2003. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2000 was .125%. At December 31, 2000, the unused and available credit was $352 million, which reflects reductions for outstanding letters of credit. In the event that MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, USX has guaranteed the payment of any outstanding obligations.
                       /(e)/ USSK has a loan facility with a group of financial
                             institutions aggregating $325 million. The loan, which is non-recourse to USX, bears interest at a fixed rate of 8.5% per annum. The loan is subject to annual repayments of $20 million beginning in 2003, with the balance due in 2010. Mandatory prepayments of the loan may be required based upon a cash flow formula or a change in control of USX.
                       /(f)/ The Guaranteed Loan was used to fund a portion of
                             the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.
                       /(g/) Required payments of long-term debt for the years
                             2002-2005 are $209 million, $207 million, $710
                             million and $440 million, respectively.
                       /(h)/ In the event of a change in control of USX, as
                             defined in the related agreements, debt obligations totaling $3,614 million may be declared immediately due and payable. The principal obligations subject to such a provision are Notes payable - $2,505 million; USSK loan facility - $325 million; and Guaranteed Loan - $199 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $100 million or provide a letter of credit to secure the remaining obligation.

--------------------------------------------------------------------------------
15. Inventories

                        (In millions)                                                 December 31             2000         1999
                        --------------------------------------------------------------------------------------------------------
                        Raw materials                                                                      $    915    $     830
                        Semi-finished products                                                                  429          392
                        Finished products                                                                     1,279        1,239
                        Supplies and sundry items                                                               190          166
                                                                                                           --------    ---------
                               Total (at cost)                                                                2,813        2,627
                        Less inventory market valuation reserve                                                   -            -
                                                                                                           --------    ---------
                               Net inventory carrying value                                                $  2,813    $   2,627
                        --------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
16. Supplemental Cash Flow Information

                        (In millions)                                                            2000         1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Cash used in operating activities included:
                         Interest and other financial costs paid
                           (net of amount capitalized)                                     $      (341)   $    (366)   $    (336)
                         Income taxes paid                                                        (387)         (98)        (183)
                        ---------------------------------------------------------------------------------------------------------
                        Commercial paper and revolving credit arrangements - net:
                         Commercial paper    - issued                                      $     3,362    $   6,282    $       -
                                             - repayments                                       (3,450)      (6,117)           -
                         Credit agreements - borrowings                                            437        5,529       17,486
                                             - repayments                                         (437)      (5,980)     (16,817)
                         Other credit arrangements - net                                           150          (95)          55
                                                                                           ------------   ----------   ----------
                              Total                                                        $        62    $    (381)   $     724
                       ----------------------------------------------------------------------------------------------------------
                        Noncash investing and financing activities:
                         Common stock issued for dividend reinvestment and
                           employee stock plans                                            $        15    $       6    $       5
                         Marathon Stock issued for Exchangeable Shares                               -            7           11
                         Investee preferred stock received in conversion of investee loan            -          142            -
                         Disposal of assets:
                           Exchange of Sakhalin Energy investment                                  410            -            -
                           Deposit of RTI common shares in satisfaction of indexed debt              -           56            -
                           Interest in USS/Kobe contributed to Republic                              -           40            -
                           Other - notes or common stock received                                   20           20            2
                         Business combinations:
                           Acquisition of USSK:
                            Liabilities assumed                                                    568            -            -
                            Contingent consideration payable at present value                       21            -            -
                            Investee liabilities consolidated in step acquisition                    3            -            -
                           Acquisition of Tarragon:
                            Exchangeable Shares issued                                               -            -           29
                            Liabilities assumed                                                      -            -          433
                           Acquisition of Ashland RM&T net assets:
                            38% interest in MAP                                                      -            -        1,900
                            Liabilities assumed                                                      -            -        1,038
                           Other acquisitions:
                            Liabilities assumed                                                      -           42            -
                            Investee liabilities consolidated in step acquisition                    -           26            -
                       ----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
17. Stock-Based Compensation Plans

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

                                                                       Marathon Stock                         Steel Stock
                                                              -------------------------------     -------------------------------
                                                                2000       1999        1998         2000         1999      1998
                        ----------------------------------------------------------------------------------------------------------
                        Number of shares granted             410,025      28,798      25,378      305,725      18,272     17,742
                        Weighted-average grant-date
                          fair value per share               $ 25.50     $ 29.38     $ 34.00      $ 23.00     $ 28.22    $ 37.28
                        ----------------------------------------------------------------------------------------------------------

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

                                                                           Marathon Stock                        Steel Stock
                                                                       ------------------------           ------------------------
                                                                       Shares        Price/(a)/           Shares        Price/(a)/
                        ----------------------------------------------------------------------------------------------------------
                        Balance December 31, 1997                     3,694,865      $  24.81            1,633,100      $  34.35
                        Granted                                         987,535         34.00              611,515         37.28
                        Exercised                                      (594,260)        27.61             (230,805)        32.00
                        Canceled                                        (13,200)        27.22              (21,240)        35.89
                                                                      ----------                         ----------
                        Balance December 31, 1998                     4,074,940         26.62            1,992,570         35.50
                        Granted                                       1,005,000         29.38              656,400         28.22
                        Exercised                                      (176,160)        27.27               (2,580)        24.92
                        Canceled                                       (121,055)        30.19              (20,005)        38.51
                                                                      ----------                         ----------
                        Balance December 31, 1999                     4,782,725         27.08            2,626,385         33.67
                        Granted                                       1,799,880         25.18              915,470         23.00
                        Exercised                                       (58,870)        23.11                 (400)        24.30
                        Canceled                                       (410,115)        28.06              (62,955)        38.19
                                                                      ----------                         ----------
                        Balance December 31, 2000                     6,113,620         26.50            3,478,500         30.78
                        ----------------------------------------------------------------------------------------------------------

                        /(a)/ Weighted-average exercise price

                            The weighted-average grant-date fair value per
                        option for the Marathon Stock was $7.51 in 2000, $8.89 in 1999 and $10.43 in 1998. For the Steel Stock such amounts were $6.63 in 2000, $6.95 in 1999 and $8.29 in
                        1998.
                             The following table represents stock options at
                        December 31, 2000:

                                                                           Outstanding                         Exercisable
                                                           ----------------------------------------      -------------------------
                                                                            Weighted-
                                                              Number         Average      Weighted-        Number      Weighted-
                                           Range of          of Shares      Remaining      Average        of Shares     Average
                                           Exercise            Under       Contractual    Exercise          Under      Exercise
                                            Prices            Option          Life          Price          Option        Price
                        ----------------------------------------------------------------------------------------------------------
                        Marathon Stock   $ 17.00-23.44      1,947,290      4.5 years      $  21.03        1,647,290    $ 20.60
                                           25.38-26.47      1,512,905      8.6               25.53          135,225      25.38
                                           29.38-34.00      2,653,425      7.5               31.06        2,653,425      31.06
                                                           ----------                                    ----------
                                             Total          6,113,620                                     4,435,940
                                                           ----------                                    ----------
                        Steel Stock      $ 23.00-28.22      1,592,305      8.8 years      $  25.17          678,135    $ 28.10
                                           31.69-34.44      1,050,920      5.2               32.53        1,050,920      32.53
                                           37.28-44.19        835,275      6.0               39.26          835,275      39.26
                                                           ----------                                    ----------
                                             Total          3,478,500                                     2,564,330
                        ----------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
18. Dividends

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

--------------------------------------------------------------------------------
19. Stockholder Rights Plan

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

                                                  COMPUTATION OF INCOME PER SHARE

                                                                       2000                   1999                   1998
                                                                ------------------      ------------------     ------------------
                                                                Basic      Diluted      Basic     Diluted      Basic      Diluted
             --------------------------------------------------------------------------------------------------------------------
              Marathon Group
              --------------
              Net income (millions)                           $    432   $    432    $    654    $    654    $    310   $    310
                                                              ========   ========    ========    ========    ========   ========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding     311,531    311,531     309,696     309,696     292,876    292,876
               Effect of dilutive securities -
                 Stock options                                       -        230           -         314           -        559
                                                              --------   --------    --------    --------    --------   --------
                    Average common shares and dilutive effect  311,531    311,761     309,696     310,010     292,876    293,435
                                                              ========   ========    ========    ========    ========   ========
              Net income per share                            $   1.39   $   1.39    $   2.11    $   2.11    $   1.06   $   1.05
              -------------------------------------------------------------------------------------------------------------------
              U. S. Steel Group
              -----------------
              Net income (loss) (millions):
               Income (loss) before extraordinary losses      $    (21)  $    (21)   $     51    $     51    $    364   $    364
               Dividends on preferred stock                          8          8           9           9           9          -
               Extraordinary losses                                  -          -           7           7           -          -
                                                              --------   --------    --------    --------    --------   --------
               Net income (loss) applicable to Steel Stock         (29)       (29)         35          35         355        364
               Effect of dilutive securities -
                 Trust preferred securities                          -          -           -           -           -          8
                                                              --------   --------    --------    --------    --------   --------
                    Net income (loss) assuming conversions    $    (29)  $    (29)   $     35    $     35    $    355   $    372
                                                              ========   ========    ========    ========    ========   ========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding      88,613     88,613      88,392      88,392      87,508     87,508
               Effect of dilutive securities:
                 Trust preferred securities                          -          -           -           -           -      4,256
                 Preferred stock                                     -          -           -           -           -      3,143
                 Stock options                                       -          -           -           4           -         36
                                                              --------   --------    --------    --------    --------   --------
                    Average common shares and dilutive effect   88,613     88,613      88,392      88,396      87,508     94,943
                                                              ========   ========    ========    ========    ========   ========
              Per share:
               Income (loss) before extraordinary losses      $   (.33)  $   (.33)   $    .48    $    .48    $   4.05   $   3.92
               Extraordinary losses                                  -          -         .08         .08           -          -
                                                              --------   --------    --------    --------    --------   --------
               Net income (loss)                              $   (.33)  $   (.33)   $    .40    $    .40    $   4.05   $   3.92
             -------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
21. Property, Plant and Equipment

                    (In millions)                                                 December 31             2000         1999
                    -----------------------------------------------------------------------------------------------------------
                    Marathon Group:
                    Production                                                                         $  12,266    $  14,568
                    Refining                                                                               2,800        2,439
                    Marketing                                                                              2,286        2,197
                    Transportation                                                                         1,402        1,374
                    Other                                                                                    312          282
                                                                                                       ---------    ---------
                           Total                                                                          19,066       20,860
                                                                                                       ---------    ---------
                    U. S. Steel Group:
                    Land and depletable property                                                             161          152
                    Buildings                                                                                602          484
                    Machinery and equipment                                                                8,409        8,007
                    Leased assets                                                                             98          105
                                                                                                       ---------    ---------
                           Total                                                                           9,270        8,748
                                                                                                       ---------    ---------
                    USX Corporation:
                    Total property, plant and equipment                                                   28,336       29,608
                    Less accumulated depreciation, depletion and amortization:
                           Marathon Group                                                                  9,691       10,567
                           U. S. Steel Group                                                               6,531        6,232
                                                                                                       ---------    ---------
                    Net property, plant and equipment                                                  $  12,114    $  12,809
                    -----------------------------------------------------------------------------------------------------------

                         Property, plant and equipment includes gross assets
                    acquired under capital leases (including sale-leasebacks accounted for as financings) of $106 million at December 31, 2000, and $125 million at December 31, 1999; related amounts in accumulated depreciation, depletion and amortization were $79 million and $81 million, respectively.
                         During 2000, the U. S. Steel Group recorded $71 million
                    of impairments relating to coal assets located in West Virginia and Alabama. The impairment was recorded as a result of a reassessment of long-term prospects after adverse geological conditions were encountered.
                         During 2000, the Marathon Group recorded $193 million
                    of impairments of certain E&P segment oil and gas properties, primarily located in Canada. The impairments were recorded due to reserve revisions as a result of production performance and disappointing drilling results. The fair value of the properties was determined using a discounted cash flow model, unless an indicative offer to purchase was available. The Marathon Group used pricing assumptions based on forecasted prices applicable for the remaining life of the assets derived from current market conditions and long-term forecasts. The discounted cash flow calculation included risk-adjusted probable and possible reserve quantities.
                         In 1998, the Marathon Group recorded a $60 million
                    impairment charge on its oil and gas properties in Libya. The deterioration of U.S. relations with Libya at the time created an unstable environment that caused the Marathon Group to reevaluate its stance with its investment in Libya. The Marathon Group impaired the value of these assets because it could not reasonably predict with a high degree of certainty if government sanctions which prevented the Marathon Group from operating these assets would ever be lifted.
                         All impairment charges were included in depreciation,
                    depletion and amortization.

--------------------------------------------------------------------------------
22. Preferred Stock of Subsidiary and Trust Preferred Securities

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

--------------------------------------------------------------------------------
23. Preferred Stock

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

--------------------------------------------------------------------------------
24. Derivative Instruments

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

                                                                                         Recognized
                                                   Fair                 Carrying           Trading       Recorded
                                                   Value                 Amount            Gain or       Deferred     Aggregate
                                                  Assets                 Assets          (Loss) for       Gain or     Contract
(In millions)                                  (Liabilities)/(a)//(b)/(Liabilities)       the Year        (Loss)       Values/(c)/
---------------------------------------------------------------------------------------------------------------------------------
December 31, 2000:
  Exchange-traded commodity futures:
   Trading                                       $      -              $      -         $    (19)      $      -       $      -
   Other than trading                                   -                     -                -              7            897
  Exchange-traded commodity options:
   Trading                                              -                     -                -              -              -
   Other than trading                                  (6)/(d)/              (6)               -             (1)           971
  OTC commodity swaps/(e)/:
   Trading                                              -                     -                -              -              -
   Other than trading                                  35/(f)/               35                -             25            426
  OTC commodity options:
   Trading                                              -                     -                -              -              -
   Other than trading                                 (52)/(g)/             (52)               -            (40)            94
                                                  --------              --------         --------       --------       --------
      Total commodities                          $    (23)             $    (23)        $    (19)      $     (9)      $  2,388
                                                  ========              ========         ========       ========       ========
  Forward exchange contracts/(h)/:
      - receivable                               $     14              $     14         $      -       $      -       $     14
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1999:
  Exchange-traded commodity futures:
   Trading                                       $      -              $      -         $      4       $      -       $      8
   Other than trading                                   -                     -                -             28            344
  Exchange-traded commodity options:
   Trading                                              -                     -                4              -            179
   Other than trading                                  (6)/(d)/              (6)               -            (10)         1,262
  OTC commodity swaps:
   Trading                                              -                     -                -              -              -
   Other than trading                                   6/(f)/                6                -              5            193
  OTC commodity options:
   Trading                                              -                     -                -              -              -
   Other than trading                                   4/(g)/                4                -              5            238
                                                  --------              --------         --------       --------       --------
      Total commodities                          $      4              $      4         $      8       $     28       $  2,224
                                                  ========              ========         ========       ========       ========
  Forward exchange contracts:
      - receivable                               $     52              $     52         $      -       $      -       $     51
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

--------------------------------------------------------------------------------
25. Fair Value of Financial Instruments

                        Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 24, by individual balance sheet account:

                                                                                              2000                   1999
                                                                                     ---------------------------------------------
                                                                                        Fair     Carrying      Fair      Carrying
                        (In millions)                    December 31                    Value     Amount       Value      Amount
                       -----------------------------------------------------------------------------------------------------------
                        Financial assets:
                         Cash and cash equivalents                                   $    559    $    559    $    133   $    133
                         Receivables                                                    3,238       3,238       2,717      2,717
                         Investments and long-term receivables                            211         147         190        134
                                                                                      --------    --------    --------   --------
                            Total financial assets                                   $  4,008    $  3,944    $  3,040   $  2,984
                       -----------------------------------------------------------------------------------------------------------
                        Financial liabilities:
                         Notes payable                                               $    150    $    150    $      -   $      -
                         Accounts payable                                               3,774       3,774       3,409      3,409
                         Accrued interest                                                 108         108         107        107
                         Long-term debt (including amounts due within one year)         4,549       4,365       4,278      4,176
                         Preferred stock of subsidiary and trust
                           preferred securities                                           357         433         408        433
                                                                                      --------    --------    --------    --------
                            Total financial liabilities                              $  8,938    $  8,830    $  8,202   $  8,125
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

Selected Quarterly Financial Data (Unaudited)

                                                    2000                                              1999
                               -----------------------------------------------    -----------------------------------------------
(In millions, except per share
data)                          4th Qtr.    3rd Qtr.     2nd Qtr.    1st Qtr.     4th Qtr.     3rd Qtr.    2nd Qtr.     1st Qtr.
---------------------------------------------------------------------------------------------------------------------------------
Revenues and other income:
  Revenues(a)                  $10,293     $10,607      $10,293      $ 9,307       $8,725      $ 7,713     $ 6,649     $ 5,981
  Other income (loss)             (837)         72           57          122           53          (13)         35         (24)
                               -------     -------      -------      -------       -------     -------     -------     -------
      Total                      9,456      10,679       10,350        9,429        8,778        7,700       6,684       5,957
Income (loss) from operations     (625)        789          972          616          425          535         502         401
  Includes:
    Joint venture
      formation charges           (931)          -            -            -            -            -           -           -
    Inventory market
      valuation credits              -           -            -            -            -          136          66         349
Income (loss) before
  extraordinary losses            (449)        140          423          297          205          201         189         110
Net income (loss)                 (449)        140          423          297          205          199         189         105
---------------------------------------------------------------------------------------------------------------------------------
Marathon Stock data:
--------------------
Net income (loss)              $  (310)    $   121      $   367      $   254       $  171      $   230     $   134     $   119
  Per share - basic and diluted  (1.00)        .38         1.18          .81          .55          .74         .43         .38
Dividends paid per share           .23         .23          .21          .21          .21          .21         .21         .21
Price range of Marathon Stock(b):
  - Low                             25-1/4      23-1/2       22-13/16     20-11/16     23-5/8       28-1/2      25-13/16    19-5/8
  - High                            30-3/8      29-5/8       29-3/16      27-1/2       30-5/8       33-7/8      32-3/4      31-3/8
---------------------------------------------------------------------------------------------------------------------------------
Steel Stock data:
-----------------
Income (loss) before
  extraordinary losses
  applicable to Steel Stock    $  (141)    $    17      $    54      $    41       $   32      $   (31)    $    52     $   (11)
  - Per share:basic              (1.59)        .19          .62          .45          .35         (.35)        .60        (.13)
              diluted            (1.59)        .19          .62          .45          .35         (.35)        .59        (.13)
Dividends paid per share           .25         .25          .25          .25          .25          .25         .25         .25
Price range of Steel Stock(b):
  - Low                             12-11/16    14-7/8       18-1/4       20-5/8       21-3/4       24-9/16     23-1/2      22-1/4
  - High                            18-5/16     19-11/16     26-7/8       32-15/16     33           30- 1/16    34-1/4      29-1/8
---------------------------------------------------------------------------------------------------------------------------------

(a) Certain items have been reclassified between revenues and cost of revenues, primarily to give effect to new accounting standards as disclosed in Note 2 of the Notes to Consolidated Financial Statements. Amounts reclassified in the first, second and third quarters of 2000 were $(65) million, $(138) million and $(14) million, respectively, and for the first, second, third and fourth quarters of 1999 were $(97) million, $(82) million, $(113) million and $(172) million, respectively.
(b) Composite tape.

Principal Unconsolidated Investees (Unaudited)

                                                                        December 31, 2000
               Company                         Country                      Ownership                       Activity
---------------------------------------------------------------------------------------------------------------------------------
Clairton 1314B Partnership, L.P.              United States                    10%                     Coke & Coke By-Products
CLAM Petroleum B.V.                           Netherlands                      50%                     Oil & Gas Production
Double Eagle Steel Coating Company            United States                    50%                     Steel Processing
Kenai LNG Corporation                         United States                    30%                     Natural Gas Liquification
LOCAP, Inc.                                   United States                    50% /(a)/               Pipeline & Storage Facilities
LOOP LLC                                      United States                    47% /(a)/               Offshore Oil Port
Manta Ray Offshore Gathering Company, LLC     United States                    24%                     Natural Gas Transmission
Minnesota Pipe Line Company                   United States                    33% /(a)/               Pipeline Facility
Nautilus Pipeline Company, LLC                United States                    24%                     Natural Gas Transmission
Odyssey Pipeline LLC                          United States                    29%                     Pipeline Facility
Poseidon Oil Pipeline Company, LLC            United States                    28%                     Crude Oil Transportation
PRO-TEC Coating Company                       United States                    50%                     Steel Processing
Republic Technologies International, LLC      United States                    16%                     Steel Products
Transtar, Inc.                                United States                    46%                     Transportation
USS-POSCO Industries                          United States                    50%                     Steel Processing
Worthington Specialty Processing              United States                    50%                     Steel Processing
---------------------------------------------------------------------------------------------------------------------------------

/(a)/ Represents the ownership of MAP.

Supplementary Information on Mineral Reserves Other Than Oil and Gas (Unaudited)

USX operates two underground coal mining complexes, the #50 Mine and Pinnacle Preparation Plant in West Virginia, and the Oak Grove Mine and Concord Preparation Plant in Alabama. USX also operates one iron ore surface mining complex consisting of the open pit Minntac Mine and Pellet Plant in Minnesota.

Production History

     The following table provides a summary, by mining complex, of minerals production in millions of tons for each of the last three years:

                                                                                                  2000         1999         1998
---------------------------------------------------------------------------------------------------------------------------------
Coal:
#50 Mine/Pinnacle Preparation Plant                                                                 3.3          4.1          4.5
Oak Grove Mine/Concord Preparation Plant                                                            2.2          2.1          2.8
                                                                                                  -----        -----        -----
     Total coal production                                                                          5.5          6.2          7.3
                                                                                                  =====        =====        =====
Iron Ore Pellets:
Minntac Mine and Pellet Plant                                                                      16.3         14.3         15.8
---------------------------------------------------------------------------------------------------------------------------------

     Adverse mining conditions in the form of unforeseen geologic conditions occurred at both coal mining operations in the year 2000. Coal production was diminished and mining costs were elevated. Force majeure conditions were declared with respect to contracted coal deliveries with certain contracts fulfilled by purchased substitutes and other contracts fulfilled by extension of delivery time into 2001. These adverse mining conditions did not affect reserves reported as of December 31, 2000.

     No recent adverse events affected iron ore pellet production other than fluctuations in market demand.

Supplementary Information on Mineral Reserves Other Than Oil and Gas (Unaudited) continued

Coal Reserves
USX had 786.6 million short tons of recoverable coal reserves classified as proven and probable at December 31, 2000. Proven and probable reserves are defined by sites for inspection, sampling, and measurement generally less than 1 mile apart, such that continuity between points and subsequent economic evaluation can be assured.
     Independent outside entities have reviewed USX's coal reserve estimates on properties comprising approximately 70% of the stated coal reserves.
     The following table summarizes our proven and probable coal reserves as of December 31, 2000, the status of the reserves as assigned or unassigned, our property interest in the reserves, and certain characteristics of the reserves:

                            Proven and
                             Probable           Reserve Control        Coal Characteristics        As Received/(c)/
                                             -------------------------------------------------         BTU's Per    As Received/(c)/
Location                  Reserves/(a)(b)/   Owned       Leased      Grade          Volatility          Pound         % Sulfur
------------------------------------------------------------------------------------------------------------------------------------
Assigned Reserves/(d)/:
Oak Grove Mine, AL               52.1         52.1          -     Metallurgical         Low       greater than 12,000 less than 1.0%
#50 Mine, WV                     88.2         76.0       12.2     Metallurgical         Low       greater than 12,000 less than 1.0%
                                -----        -----      -----
  Total assigned                140.3        128.1       12.2
                                -----        -----      -----
Unassigned Reserves/(e)/:
Alabama                         123.4        123.4          -     Metallurgical      Low to High  greater than 12,000 less than 1.0%
Alabama/(b)(f)/                  47.6         47.6          -         Steam          Low to High  greater than 12,000      0.7%-2.5%
Alabama                          31.9            -       31.9     Metallurgical        Medium     greater than 12,000 less than 1.0%
Illinois/(f)/                   374.8        374.8          -         Steam             High                   11,600           2.3%
Indiana, Pennsylvania,
  Tennessee, West Virginia/(f)/  68.6         68.6          -  Metallurgical/Steam   Low to High    11,600-13,000          1.0%-3.0%
                                -----        -----      -----
  Total unassigned              646.3        614.4       31.9
                                -----        -----      -----
Total Proven and Probable       786.6        742.5       44.1
------------------------------------------------------------------------------------------------------------------------------------

/(a)/ The amounts in this column reflect recoverable tons. Recoverable tons represent the amount of product that could be used internally or delivered to a customer after considering mining and preparation losses. Neither inferred reserves nor resources which exist in addition to proven and probable reserves were included in these figures.
/(b)/ All of USX's recoverable reserves would be recovered utilizing underground mining methods, with the exception of 17.2 million short tons of owned, unassigned, recoverable, steam grade reserves in Alabama which would be recovered utilizing surface mining methods.
/(c)/ "As received" means the quality parameters stated are with the expected product moisture content and quality values that a customer can reasonably expect to receive upon delivery.
/(d)/ Assigned Reserves means recoverable coal reserves which have been committed by USX to our operating mines and plant facilities.
/(e)/ Unassigned Reserves represent coal which has not been committed, and which would require new mines and or plant facilities before operations could begin on the property.
/(f)/ Represents non-compliance steam coal as defined by Phase II of the Clean
      Air Act, having sulfur content in excess of 1.2 pounds per million BTU's.

Supplementary Information on Mineral Reserves Other Than Oil and Gas (Unaudited) Continued

Iron Ore Reserves
USX had 709.8 million short tons of recoverable iron ore reserves classified as proven and probable at December 31, 2000. Proven and probable reserves are defined by sites for inspection, sampling, and measurement generally less than 1,000 feet apart, such that continuity between points and subsequent economic evaluation can be assured. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and benefication or preparation losses. Neither inferred reserves nor resources which exist in addition to proven and probable reserves were included in these figures.
     All 709.8 million tons of proven and probable reserves are assigned, which means that they have been committed by USX to its one operating mine, and are of blast furnace pellet grade. USX owns 219.2 million of these tons and leases the remaining 490.6 million tons. USX does not own, or control by lease, any unassigned iron ore reserves.
     Independent outside entities, including lessors, have reviewed USX's estimates on approximately 75% of the stated iron ore reserves.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

                                         United                        Other                        Equity
(In millions)        December 31         States         Europe         Intl.      Consolidated     Investees       Total
---------------------------------------------------------------------------------------------------------------------------
2000
     Capitalized costs:
      Proved properties                 $ 5,752       $  4,739       $  1,373       $11,864       $    226       $ 12,090
      Unproved properties                   343            124            180           647              2            649
                                        ---------     ---------      ---------      ---------     ---------      ---------
         Total                            6,095          4,863          1,553        12,511            228         12,739
                                        ---------     ---------      ---------      ---------     ---------      ---------
     Accumulated depreciation,
      depletion and amortization:
      Proved properties                   3,435          3,074            420         6,929            170          7,099
      Unproved properties                   107              -             13           120              1            121
                                        ---------     ---------      ---------      ---------     ---------      ---------
         Total                            3,542          3,074            433         7,049            171          7,220
                                        ---------     ---------      ---------      ---------     ---------      ---------
     Net capitalized costs              $ 2,553       $  1,789       $  1,120       $ 5,462       $     57       $  5,519
---------------------------------------------------------------------------------------------------------------------------
1999
     Capitalized costs:
      Proved properties                 $ 8,270       $  4,465       $  1,270       $14,005       $    612       $ 14,617
      Unproved properties                   349             55            187           591            123            714
                                        ---------     ---------      ---------      ---------     ---------      ---------
         Total                            8,619          4,520          1,457        14,596            735         15,331
                                        ---------     ---------      ---------      ---------     ---------      ---------
     Accumulated depreciation,
      depletion and amortization:
      Proved properties                   5,019          2,859            136         8,014            169          8,183
      Unproved properties                    78              -              6            84              -             84
                                        ---------     ---------      ---------      ---------     ---------      ---------
         Total                            5,097          2,859            142         8,098            169          8,267
                                        ---------     ---------      ---------      ---------     ---------      ---------
     Net capitalized costs              $ 3,522       $  1,661       $  1,315       $ 6,498       $    566       $  7,064
---------------------------------------------------------------------------------------------------------------------------

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) Continued

Results of Operations for Oil and Gas Producing Activities, Excluding Corporate Overhead and Interest Costs/(a)/

                                                  United                   Other                  Equity
 (In millions)                                    States      Europe       Intl.   Consolidated  Investees   Total
--------------------------------------------------------------------------------------------------------------------
 2000: Revenues:
        Sales                                    $    783    $   579    $    310    $  1,672    $    145   $  1,817
        Transfers                                   1,337          -         188       1,525           -      1,525
        Other revenues/(b)/                          (875)        10          55        (810)          -       (810)
                                                 ---------  ---------   ---------   ---------   ---------  ---------
           Total revenues                           1,245        589         553       2,387         145      2,532
       Expenses:
        Production costs                             (371)      (111)       (133)       (615)        (34)      (649)
        Shipping and handling costs/(c)/              (72)         -           -         (72)          -        (72)
        Exploration expenses                         (125)       (37)        (74)       (236)         (6)      (242)
        Reorganization costs                          (45)       (12)        (10)        (67)          -        (67)
        Depreciation, depletion
           and amortization                          (380)      (175)       (122)       (677)        (27)      (704)
        Impairments                                    (5)         -        (188)       (193)          -       (193)
        Other expenses                                (33)        (3)        (15)        (51)          -        (51)
                                                 ---------  ---------   ---------   ---------   ---------  ---------
           Total expenses                          (1,031)      (338)       (542)     (1,911)        (67)    (1,978)
       Other production-related
           earnings (losses)/(d)/                       4        (21)          4         (13)          1        (12)
                                                 ---------  ---------   ---------   ---------   ---------  ---------
       Results before income taxes                    218        230          15         463          79        542
       Income taxes (credits)/(e)/                     70         62          (1)        131          27        158
                                                 ---------  ---------   ---------   ---------   ---------  ---------
       Results of operations                     $    148    $   168    $     16    $    332    $     52   $    384
--------------------------------------------------------------------------------------------------------------------
 1999: Revenues:
        Sales                                    $    547    $   431    $    200    $  1,178    $     33   $  1,211
        Transfers                                     882          -          88         970           -        970
        Other revenues/(b)/                             4          -          (2)          2           -          2
                                                 ---------  ---------   ---------   ---------   ---------  ---------
           Total revenues                           1,433        431         286       2,150          33      2,183
       Expenses:
        Production costs                             (322)      (137)        (99)       (558)        (25)      (583)
        Shipping and handling costs/(c)/              (77)         -           -         (77)          -        (77)
        Exploration expenses                         (134)       (42)        (51)       (227)         (4)      (231)
        Depreciation, depletion
           and amortization                          (362)      (143)        (99)       (604)        (13)      (617)
        Impairments                                   (16)         -           -         (16)          -        (16)
        Other expenses                                (28)        (7)        (15)        (50)          -        (50)
                                                 ---------  ---------   ---------   ---------   ---------  ---------
           Total expenses                            (939)      (329)       (264)     (1,532)        (42)    (1,574)
       Other production-related
           earnings (losses)/(d)/                       1          4           4           9           1         10
                                                 ---------  ---------   ---------   ---------   ---------  ---------
       Results before income taxes                    495        106          26         627          (8)       619
       Income taxes (credits)                         168         33          (7)        194          (3)       191
                                                 ---------  ---------   ---------   ---------   ---------  ---------
       Results of operations                     $    327    $    73    $     33    $    433    $     (5)  $    428
--------------------------------------------------------------------------------------------------------------------
 1998: Revenues:
        Sales                                    $    542    $   454    $     71    $  1,067    $     28   $  1,095
        Transfers                                     536          -          51         587           -        587
        Other revenues/(b)/                            43          -           -          43           -         43
                                                 ---------  ---------   ---------   ---------   ---------  ---------
           Total revenues                           1,121        454         122       1,697          28      1,725
       Expenses:
        Production costs                             (295)      (153)        (57)       (505)         (8)      (513)
        Shipping and handling costs/(c)/              (67)         -           -         (67)          -        (67)
        Exploration expenses                         (165)       (23)        (49)       (237)         (5)      (242)
        Depreciation, depletion
           and amortization                          (339)      (150)        (58)       (547)         (8)      (555)
        Impairments/(f)/                              (14)       (22)        (47)        (83)          -        (83)
        Other expenses                                (37)        (3)        (11)        (51)          -        (51)
                                                 ---------  ---------   ---------   ---------   ---------  ---------
           Total expenses                            (917)      (351)       (222)     (1,490)        (21)    (1,511)
       Other production-related
           earnings (losses)/(d)/                       1         15           3          19           1         20
                                                 ---------  ---------   ---------   ---------   ---------  ---------
       Results before income taxes                    205        118         (97)        226           8        234
       Income taxes (credits)                          61         22         (28)         55           3         58
                                                 ---------  ---------   ---------   ---------   ---------  ---------
       Results of operations                     $    144    $    96    $    (69)   $    171    $      5   $    176
--------------------------------------------------------------------------------------------------------------------

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

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) Continued

Average Production Costs/(a)/

(Dollars per BOE)                                                                                2000         1999         1998
----------------------------------------------------------------------------------------------------------------------------------
United States                                                                                $     4.01   $     3.26   $     3.12
International  - Europe                                                                            3.82         4.62         4.29
               - Other International                                                               6.09         4.66         4.73
  Total Consolidated                                                                               4.29         3.73         3.55
               - Equity Investees/(b)/                                                             6.00        10.02         3.99
Worldwide                                                                                          4.35         3.83         3.56
----------------------------------------------------------------------------------------------------------------------------------

/(a)/ Production costs are as defined by the Securities and Exchange Commission and include property taxes, severance taxes and other costs, but exclude depreciation, depletion and amortization of capitalized acquisition, exploration and development costs and certain administrative costs. Natural gas volumes were converted to BOE using a conversion factor of six mcf of natural gas to one barrel of oil.
/(b)/ Represents CLAM and Sakhalin Energy for 2000 and 1999, and CLAM for 1998.

Average Sales Prices

                                                         Crude Oil and
                                                          Condensate             Natural Gas Liquids              Natural Gas
                                                 -------------------------  -------------------------   -------------------------
Average Sales Prices                               2000     1999     1998      2000     1999     1998      2000     1999    1998
                                                 -------  -------  -------   -------  ------- -------    ------- -------  -------
(excluding results of hedging)                                   (Dollars per Barrel)              (Dollars per Thousand Cubic Feet)
----------------------------------------------------------------------------------------------------------------------------------
United States                                    $ 25.96  $ 15.78 $  10.60   $ 19.20 $  12.30 $  8.64   $   3.30 $  1.90  $  1.79
International - Europe                             27.90    17.59    12.87     24.98    13.84   11.49       2.56    2.03     2.07
              - Other International                25.77    16.77    11.31     23.48    13.49    8.38       3.20    1.64     1.34
Total Consolidated                                 26.22    16.21    11.14     20.35    12.67    9.32       3.08    1.90     1.85
              - Equity Investees/(a)/              29.64    23.43        -     28.74    13.22   12.65       2.75    1.87     2.37
Worldwide                                          26.42    16.25    11.14     20.37    12.67    9.33       3.08    1.90     1.86

                                                         Crude Oil and
                                                          Condensate             Natural Gas Liquids              Natural Gas
                                                 -------------------------  -------------------------   -------------------------
Average Sales Prices                               2000     1999     1998      2000     1999     1998      2000     1999    1998
                                                 -------  -------  -------   -------  ------- -------  -------   -------  -------
(including results of hedging)                                   (Dollars per Barrel)              (Dollars per Thousand Cubic Feet)
----------------------------------------------------------------------------------------------------------------------------------
United States                                    $ 25.49  $ 15.68 $  10.60   $ 19.20 $  12.30 $  8.64   $   3.21 $  1.92  $  1.79
International - Europe                             27.90    17.59    12.87     24.98    13.84   11.49       2.56    2.03     2.07
              - Other International                25.77    16.63    11.31     23.48    13.49    8.38       3.14    1.66     1.34
Total Consolidated                                 25.91    16.12    11.14     20.35    12.67    9.32       3.02    1.91     1.85
              - Equity Investees/(a)/              29.64    23.43        -     28.74    13.22   12.65       2.75    1.87     2.37
Worldwide                                          26.13    16.16    11.14     20.37    12.67    9.33       3.02    1.91     1.86
----------------------------------------------------------------------------------------------------------------------------------

/(a)/ Represents CLAM and Sakhalin Energy for 2000 and 1999, and CLAM for 1998.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) continued
Costs Incurred for Property Acquisition, Exploration and Development - Including Capital Expenditures

                                    United                       Other                  Equity
 (In millions)                      States          Europe       Intl.   Consolidated  Investees   Total
-----------------------------------------------------------------------------------------------------------
 2000: Property acquisition:
        Proved                     $    128        $     -    $     12    $    140    $      -   $    140
        Unproved                         (5)/(a)/        -          10           5           -          5
       Exploration                      161             33          93         287           2        289
       Development                      288             42         103         433          77        510
-----------------------------------------------------------------------------------------------------------
 1999: Property acquisition:
        Proved                     $     20        $     -    $     10    $     30    $      -   $     30
        Unproved                         26             12         107         145           -        145
       Exploration                      141             47          64         252           8        260
       Development                      232             34         117         383          84        467
-----------------------------------------------------------------------------------------------------------
 1998: Property acquisition:
        Proved                     $      3        $     3    $  1,051    $  1,057    $      -   $  1,057
        Unproved                         82              -          57         139           -        139
       Exploration                      217             39          75         331          11        342
       Development                      431             39          46         516         165        681
-----------------------------------------------------------------------------------------------------------

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

                                        United                   Other                  Equity
(Millions of barrels)                   States      Europe       Intl.   Consolidated  Investees   Total
-----------------------------------------------------------------------------------------------------------
Liquid Hydrocarbons
 Proved developed and
  undeveloped reserves:
   Beginning of year - 1998                590        161          26         777          82        859
   Purchase of reserves in place             1          -         156         157           -        157
   Revisions of previous estimates          (1)       (28)          1         (28)         (2)       (30)
   Improved recovery                         3          -           -           3           -          3
   Extensions, discoveries and
     other additions                        10          4          18          32           -         32
   Production                              (49)       (15)         (7)        (71)          -        (71)
   Sales of reserves in place               (5)         -           -          (5)          -         (5)
                                       --------   --------    --------    --------    --------   --------
   End of year - 1998                      549        122         194         865          80        945
   Purchase of reserves in place            14          -           7          21           -         21
   Revisions of previous estimates           2        (20)          -         (18)         (3)       (21)
   Improved recovery                        11          -           1          12           -         12
   Extensions, discoveries and
     other additions                         9          -           5          14           -         14
   Production                              (53)       (12)        (11)        (76)          -        (76)
   Sales of reserves in place              (12)         -          (9)        (21)          -        (21)
                                       --------   --------    --------    --------    --------   --------
   End of year - 1999                      520         90         187         797          77        874
   Purchase of reserves in place            27          -           -          27           -         27
   Exchange of interest/(a)/                 6         60           -          66         (73)        (7)
   Revisions of previous estimates          (4)       (35)        (21)        (60)          -        (60)
   Improved recovery                         7          -           -           7           -          7
   Extensions, discoveries and
     other additions                        15          3           1          19           -         19
   Production                              (48)       (10)        (13)        (71)         (4)       (75)
   Sales of reserves in place              (65)         -          (3)        (68)          -        (68)
                                       --------   --------    --------    --------    --------   --------
   End of year - 2000                      458        108         151         717           -        717
-----------------------------------------------------------------------------------------------------------
 Proved developed reserves:
   Beginning of year - 1998                486        161          12         659           -        659
   End of year - 1998                      489        119          67         675           -        675
   End of year - 1999                      476         90          72         638          69        707
   End of year - 2000                      414         74          57         545           -        545
-----------------------------------------------------------------------------------------------------------

/(a)/ Reserves represent the exchange of an equity interest in Sakhalin Energy
      Investment Company Ltd. for certain interests in the UK Atlantic Margin area and the Gulf of Mexico.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) continued
Estimated Quantities of Proved Oil and Gas Reserves (continued)

                                       United                   Other                  Equity
(Billions of cubic feet)               States      Europe       Intl.   Consolidated  Investees   Total
----------------------------------------------------------------------------------------------------------
Natural Gas
 Proved developed and
  undeveloped reserves:
   Beginning of year - 1998              2,232      1,048          23       3,303         111      3,414
   Purchase of reserves in place            10          -         782         792           -        792
   Revisions of previous estimates         (16)        10          (1)         (7)          5         (2)
   Improved recovery                         -          -           -           -           -          -
   Extensions, discoveries and
     other additions                       238         32          55         325           5        330
   Production                             (272)      (124)        (29)       (425)        (11)      (436)
   Sales of reserves in place              (29)         -           -         (29)          -        (29)
                                       --------   --------    --------    --------    --------   --------
   End of year - 1998                    2,163        966         830       3,959         110      4,069
   Purchase of reserves in place             5          -          11          16           -         16
   Revisions of previous estimates         (83)       (81)         (3)       (167)         13       (154)
   Improved recovery                         8          -           2          10           -         10
   Extensions, discoveries and
     other additions                       281          -          94         375          13        388
   Production                             (275)      (111)        (59)       (445)        (13)      (458)
   Sales of reserves in place              (42)         -         (42)        (84)          -        (84)
                                       --------   --------    --------    --------    --------   --------
   End of year - 1999                    2,057        774         833       3,664         123      3,787
   Purchase of reserves in place           114          -          15         129           -        129
   Exchange of interest/(a)/                14         31           -          45           -         45
   Revisions of previous estimates        (154)      (114)       (347)       (615)        (26)      (641)
   Improved recovery                         -          -           -           -           -          -
   Extensions, discoveries and
     other additions                       217         35          38         290           2        292
   Production                             (268)      (112)        (52)       (432)        (10)      (442)
   Sales of reserves in place              (66)         -         (10)        (76)          -        (76)
                                       --------   --------    --------    --------    --------   --------
   End of year - 2000                    1,914        614         477       3,005          89      3,094
----------------------------------------------------------------------------------------------------------
 Proved developed reserves:
   Beginning of year - 1998              1,702      1,024          19       2,745          78      2,823
   End of year - 1998                    1,678        909         534       3,121          76      3,197
   End of year - 1999                    1,550        741         497       2,788          65      2,853
   End of year - 2000                    1,421        563         381       2,365          52      2,417
----------------------------------------------------------------------------------------------------------

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

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) continued

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (continued)

                                       United                   Other                  Equity
(In millions)                          States      Europe       Intl.   Consolidated  Investees   Total
----------------------------------------------------------------------------------------------------------
December 31, 2000:
 Future cash inflows                  $ 25,052    $ 4,571    $  6,704    $ 36,327    $    313   $ 36,640
 Future production costs                (5,689)    (1,662)     (1,156)     (8,507)       (125)    (8,632)
 Future development costs                 (638)      (185)       (309)     (1,132)        (26)    (1,158)
 Future income tax expenses             (6,290)      (677)     (2,102)     (9,069)        (76)    (9,145)
                                      ---------  ---------   ---------   ---------   ---------  ---------
 Future net cash flows                  12,435      2,047       3,137      17,619          86     17,705
 10% annual discount for
   estimated timing of cash flows       (5,403)      (486)     (1,524)     (7,413)        (19)    (7,432)
                                      ---------  ---------   ---------   ---------   ---------  ---------
 Standardized measure of
   discounted future net cash
   flows relating to proved oil
   and gas reserves                   $  7,032    $ 1,561    $  1,613    $ 10,206    $     67   $ 10,273
----------------------------------------------------------------------------------------------------------
December 31, 1999:
 Future cash inflows                  $ 15,393    $ 4,426    $  5,242    $ 25,061    $  2,154   $ 27,215
 Future production costs                (4,646)    (1,864)     (1,107)     (7,617)       (850)    (8,467)
 Future development costs                 (445)       (86)       (315)       (846)        (88)      (934)
 Future income tax expenses             (3,102)      (987)     (1,581)     (5,670)       (328)    (5,998)
                                      ---------  ---------   ---------   ---------   ---------  ---------
 Future net cash flows                   7,200      1,489       2,239      10,928         888     11,816
 10% annual discount for
   estimated timing of cash flows       (3,371)      (374)       (862)     (4,607)       (372)    (4,979)
                                      ---------  ---------   ---------   ---------   ---------  ---------
 Standardized measure of
   discounted future net cash
   flows relating to proved oil
   and gas reserves                   $  3,829    $ 1,115    $  1,377    $  6,321    $    516   $  6,837
----------------------------------------------------------------------------------------------------------
December 31, 1998:
 Future cash inflows                  $  8,442    $ 3,850    $  2,686    $ 14,978    $  1,036   $ 16,014
 Future production costs                (3,731)    (2,240)       (950)     (6,921)       (586)    (7,507)
 Future development costs                 (559)      (130)       (323)     (1,012)       (124)    (1,136)
 Future income tax expenses               (816)      (630)       (542)     (1,988)        (45)    (2,033)
                                      ---------  ---------   ---------   ---------   ---------  ---------
 Future net cash flows                   3,336        850         871       5,057         281      5,338
 10% annual discount for
   estimated timing of cash flows       (1,462)      (256)       (392)     (2,110)       (136)    (2,246)
                                      ---------  ---------   ---------   ---------   ---------  ---------
 Standardized measure of
   discounted future net cash
   flows relating to proved oil
   and gas reserves                   $  1,874    $   594    $    479    $  2,947    $    145   $  3,092
----------------------------------------------------------------------------------------------------------

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                            Consolidated                 Equity Investees                      Total
                                  ------------------------------- ----------------------------- -------------------------------
(In millions)                       2000       1999      1998       2000       1999       1998       2000       1999      1998
--------------------------------------------------------------------------------------------------------------------------------
Sales and transfers of
 oil and gas produced,
 net of production costs          $(2,508)  $(1,516)   $(1,125)   $  (111)   $   (8)   $   (20)   $(2,619)   $(1,524)   $(1,145)
Net changes in prices and
 production costs related
 to future production               6,820     5,891     (3,579)        12       484       (372)     6,832      6,375    (3,951)
Extensions, discoveries and
 improved recovery, less
 related costs                      1,472       566        284          3         9          4      1,475        575       288
Development costs incurred
 during the period                    433       383        516         77        84        165        510        467       681
Changes in estimated future
 development costs                   (273)      (69)      (285)       (22)      (52)      (100)      (295)      (121)     (385)
Revisions of previous
 quantity estimates                (1,899)     (346)      (110)       (43)       (8)        (2)    (1,942)      (354)     (112)
Net changes in purchases
 and sales of minerals in place       380        68        637          -         -          -        380         68       637
Net change in exchanges of
 reserves in place                    755         -          -       (547)        -          -        208          -         -
Accretion of discount                 843       382        623         62        18         39        905        400       662
Net change in income taxes         (1,969)   (1,995)       825         90      (117)        57     (1,879)    (2,112)      882
Other                                (169)       10        401         30       (39)       102       (139)       (29)      503
--------------------------------------------------------------------------------------------------------------------------------
Net change for the year             3,885     3,374     (1,813)      (449)      371       (127)     3,436      3,745    (1,940)
Beginning of year                   6,321     2,947      4,760        516       145        272      6,837      3,092     5,032
--------------------------------------------------------------------------------------------------------------------------------
End of year                       $10,206   $ 6,321    $ 2,947    $    67    $  516    $   145    $10,273    $ 6,837    $3,092
--------------------------------------------------------------------------------------------------------------------------------

Five-Year Operating Summary - Marathon Group

                                                                        2000       1999       1998     1997      1996
-----------------------------------------------------------------------------------------------------------------------
Net Liquid Hydrocarbon Production (thousands of barrels per day)
 United States (by region)
   Alaska                                                                  -          -         -         -         8
   Gulf Coast                                                             62         74        55        29        30
   Southern                                                                5          5         6         8         9
   Central                                                                 4          4         4         5         4
   Mid-Continent                                                          34         38        44        46        45
   Rocky Mountain                                                         26         24        26        27        26
                                                                     -------------------------------------------------
      Total United States                                                131        145       135       115       122
                                                                     -------------------------------------------------
 International
   Canada                                                                 19         17         6         -         -
   Egypt                                                                   1          5         8         8         8
   Gabon                                                                  16          9         5         -         -
   Norway                                                                  -          -         1         2         3
   United Kingdom                                                         29         31        41        39        48
                                                                     -------------------------------------------------
      Total International                                                 65         62        61        49        59
                                                                     -------------------------------------------------
       Consolidated                                                      196        207       196       164       181
 Equity investee/(a)/                                                     11          1         -         -         -
                                                                     -------------------------------------------------
         Total                                                           207        208       196       164       181
 Natural gas liquids included in above                                    22         19        17        17        17
-----------------------------------------------------------------------------------------------------------------------
Net Natural Gas Production (millions of cubic feet per day)
 United States (by region)
   Alaska                                                                160        148       144       151       145
   Gulf Coast                                                             88        107        84        78        88
   Southern                                                              147        178       208       189       161
   Central                                                               156        134       117       119       109
   Mid-Continent                                                         133        129       125       125       122
   Rocky Mountain                                                         47         59        66        60        51
                                                                     -------------------------------------------------
      Total United States                                                731        755       744       722       676
                                                                     -------------------------------------------------
 International
   Canada                                                                143        150        65         -         -
   Egypt                                                                   -         13        16        11        13
   Ireland                                                               115        132       168       228       259
   Norway                                                                  -         26        27        54        87
   United Kingdom - equity                                               212        168       165       130       140
                  - other/(b)/                                            11         16        23        32        32
                                                                     -------------------------------------------------
      Total International                                                481        505       464       455       531
                                                                     -------------------------------------------------
       Consolidated                                                    1,212      1,260     1,208     1,177     1,207
 Equity investee/(c)/                                                     29         36        33        42        45
                                                                     -------------------------------------------------
         Total                                                         1,241      1,296     1,241     1,219     1,252
-----------------------------------------------------------------------------------------------------------------------
Average Sales Prices
 Liquid Hydrocarbons (dollars per barrel)/(d)//(e)/
   United States                                                      $25.11     $15.44    $10.42    $16.88    $18.58
   International                                                       26.54      16.90     12.24     18.77     20.34
 Natural Gas (dollars per thousand cubic feet)/(d)//(e)/
   United States                                                      $ 3.30     $ 1.90    $ 1.79   $  2.20   $  2.09
   International                                                        2.76       1.90      1.94      2.00      1.97
-----------------------------------------------------------------------------------------------------------------------
Net Proved Reserves at year-end (developed and undeveloped)
 Liquid Hydrocarbons (millions of barrels)
   United States                                                         458        520       549       590       570
   International                                                         259        277       316       187       203
                                                                     -------------------------------------------------
      Consolidated                                                       717        797       865       777       773
   Equity investee/(a)/                                                    -         77        80        82         -
                                                                     -------------------------------------------------
         Total                                                           717        874       945       859       773
 Developed reserves as % of total net reserves                            76%        81%       71%       77%       80%
-----------------------------------------------------------------------------------------------------------------------
 Natural Gas (billions of cubic feet)
   United States                                                       1,914      2,057     2,163     2,232     2,251
   International                                                       1,091      1,607     1,796     1,071     1,199
                                                                     -------------------------------------------------
      Consolidated                                                     3,005      3,664     3,959     3,303     3,450
   Equity investee/(c)/                                                   89        123       110       111       132
                                                                     -------------------------------------------------
         Total                                                         3,094      3,787     4,069     3,414     3,582
 Developed reserves as % of total net reserves                            78%        75%       79%       83%       83%
-----------------------------------------------------------------------------------------------------------------------

/(a)/ Represents Marathon's equity interest in Sakhalin Energy Investment
      Company Ltd. and CLAM Petroleum B.V.
/(b)/ Represents gas acquired for injection and subsequent resale.
/(c)/ Represents Marathon's equity interest in CLAM Petroleum B.V.
/(d)/ Prices exclude gains/losses from hedging activities.
/(e)/ Prices exclude equity investees and purchase/resale gas.

                        Five-Year Operating Summary - Marathon Group continued

                                                                                    2000/(a)/ 1999/(a)/ 1998/(a)/  1997     1996
                       -----------------------------------------------------------------------------------------------------------
                         U.S. Refinery Operations (thousands of barrels per day)
                         In-use crude oil capacity at year-end                       935       935        935      575       570
                         Refinery runs - crude oil refined                           900       888        894      525       511
                                       - other charge and blend stocks               141       139        127       99        96
                         In-use crude oil capacity utilization rate                   96%       95%        96%      92%       90%
                       -----------------------------------------------------------------------------------------------------------
                        Source of Crude Processed (thousands of barrels per day)
                         United States                                               400       349        317      202       229
                         Canada                                                      102        92         98       24        18
                         Middle East and Africa                                      346       363        394      241       193
                         Other International                                          52        84         85       58        73
                                                                                  -----------------------------------------------
                              Total                                                  900       888        894      525       513
                       -----------------------------------------------------------------------------------------------------------
                        Refined Product Yields (thousands of barrels per day)
                         Gasoline                                                    552       566        545      353       345
                         Distillates                                                 278       261        270      154       155
                         Propane                                                      20        22         21       13        13
                         Feedstocks and special products                              74        66         64       36        35
                         Heavy fuel oil                                               43        43         49       35        30
                         Asphalt                                                      74        69         68       39        36
                                                                                  -----------------------------------------------
                              Total                                                1,041     1,027      1,017      630       614
                       -----------------------------------------------------------------------------------------------------------
                        Refined Products Yields (% breakdown)
                         Gasoline                                                     53%       55%        54%      56%       56%
                         Distillates                                                  27        25         27       24        25
                         Other products                                               20        20         19       20        19
                                                                                  -----------------------------------------------
                              Total                                                  100%      100%       100%     100%      100%
                       -----------------------------------------------------------------------------------------------------------
                        U.S. Refined Product Sales Volumes (thousands of barrels per day)
                         Gasoline                                                    746       714        671      452       468
                         Distillates                                                 352       331        318      198       192
                         Propane                                                      21        23         21       12        12
                         Feedstocks and special products                              69        66         67       40        37
                         Heavy fuel oil                                               43        43         49       34        31
                         Asphalt                                                      75        74         72       39        35
                                                                                  ------------------------------------------------
                              Total                                                1,306     1,251      1,198      775       775
                         Matching buy/sell volumes included in above                  52        45         39       51        71
                       -----------------------------------------------------------------------------------------------------------
                        Refined Products Sales Volumes by Class of Trade (as a %
                         of total sales volumes)
                         Wholesale - independent private-brand
                                        marketers and consumers                       65%       66%        65%      61%       62%
                         Marathon and Ashland brand jobbers and dealers               12        11         11       13        13
                         Speedway SuperAmerica retail outlets                         23        23         24       26        25
                                                                                  ------------------------------------------------
                              Total                                                  100%      100%       100%     100%      100%
                       -----------------------------------------------------------------------------------------------------------
                        Refined Products (dollars per barrel)
                         Average sales price                                      $38.24    $24.59     $20.65   $26.38    $27.43
                         Average cost of crude oil throughput                      29.07     18.66      13.02    19.00     21.94
                       -----------------------------------------------------------------------------------------------------------
                        Petroleum Inventories at year-end (thousands of barrels)
                         Crude oil, raw materials and natural gas liquids         33,720    34,255     35,630   19,351    20,047
                         Refined products                                         34,386    32,853     32,334   20,598    21,283
                       -----------------------------------------------------------------------------------------------------------
                        U.S. Refined Product Marketing Outlets at year-end
                         MAP operated terminals                                       91        93         88       51        51
                         Retail- Marathon and Ashland brand outlets                3,728     3,482      3,117    2,465     2,392
                               - Speedway SuperAmerica outlets                     2,242     2,433      2,257    1,544     1,592
                       -----------------------------------------------------------------------------------------------------------
                        Pipelines (miles of common carrier pipelines)/(b)/
                         Crude Oil - gathering lines                                 419       557      2,827    1,003     1,052
                                   - trunklines                                    4,623     4,720      4,859    2,665     2,665
                         Products  - trunklines                                    2,834     2,856      2,861    2,310     2,310
                                                                                  ------------------------------------------------
                              Total                                                7,876     8,133     10,547    5,978     6,027
                       -----------------------------------------------------------------------------------------------------------
                        Pipeline Barrels Handled (millions)/(c)/
                         Crude Oil - gathering lines                                22.7      30.4       47.8     43.9      43.2
                                   - trunklines                                    563.6     545.7      571.9    369.6     378.7
                         Products  - trunklines                                    329.7     331.9      329.7    262.4     274.8
                                                                                  ------------------------------------------------
                              Total                                                916.0     908.0      949.4    675.9     696.7
                       -----------------------------------------------------------------------------------------------------------
                        River Operations
                         Barges    - owned/leased                                    158       169        169        -         -
                         Boats     - owned/leased                                      6         8          8        -         -
                       -----------------------------------------------------------------------------------------------------------

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

                        Five-Year Operating Summary - U. S. Steel Group

                        (Thousands of net tons, unless otherwise noted)       2000        1999     1998          1997       1996
                       -----------------------------------------------------------------------------------------------------------
                        Raw Steel Production
                         Gary, IN                                             6,610       7,102     6,468       7,428       6,840
                         Mon Valley, PA                                       2,683       2,821     2,594       2,561       2,746
                         Fairfield, AL                                        2,069       2,109     2,152       2,361       1,862
                         Kosice, Slovak Republic                                382          -          -           -          -
                                                                            ------------------------------------------------------
                               Total                                         11,744      12,032    11,214      12,350      11,448
                       -----------------------------------------------------------------------------------------------------------
                        Raw Steel Capability
                         Domestic Steel                                      12,800      12,800    12,800      12,800      12,800
                         U. S. Steel Kosice/(a)/                                467           -         -           -          -
                                                                            ------------------------------------------------------
                               Total                                         13,267      12,800    12,800      12,800      12,800
                               Total production as % of total capability       88.5        94.0      87.6        96.5        89.4
                       -----------------------------------------------------------------------------------------------------------
                        Hot Metal Production
                         Domestic Steel                                       9,904      10,344     9,743      10,591       9,716
                         U. S. Steel Kosice                                     340           -         -           -          -
                                                                            ------------------------------------------------------
                               Total                                         10,244      10,344     9,743      10,591       9,716
                       -----------------------------------------------------------------------------------------------------------
                        Coke Production
                         Domestic Steel/(b)/                                  5,003       4,619     4,835       5,757       6,777
                         U. S. Steel Kosice                                     188           -         -           -          -
                                                                            ------------------------------------------------------
                               Total                                          5,191       4,619     4,835       5,757       6,777
                       -----------------------------------------------------------------------------------------------------------
                        Iron Ore Pellets - Minntac, MN
                         Shipments                                           15,020      15,025    15,446      16,403      14,962
                       -----------------------------------------------------------------------------------------------------------
                        Coal Shipments                                        6,779       6,924     7,670       7,811       7,117
                       -----------------------------------------------------------------------------------------------------------
                        Steel Shipments by Product - Domestic Steel
                         Sheet and semi-finished steel products               7,409       8,114     7,608       8,170       8,677
                         Tubular, plate and tin mill products                 3,347       2,515     3,078       3,473       2,695
                                                                            ------------------------------------------------------
                               Total                                         10,756      10,629    10,686      11,643      11,372
                               Total as % of domestic steel industry            9.8        10.0      10.5        10.9        11.3
                       -----------------------------------------------------------------------------------------------------------
                        Steel Shipments by Product - U. S. Steel Kosice
                         Sheet and semi-finished steel products                 207           -         -           -          -
                         Tubular, plate and tin mill products                   110           -         -           -          -
                                                                            ------------------------------------------------------
                               Total                                            317           -         -           -           -
                       -----------------------------------------------------------------------------------------------------------
                        Steel Shipments by Market - Domestic Steel
                         Steel service centers                                2,315       2,456     2,563       2,746       2,831
                         Transportation                                       1,466       1,505     1,785       1,758       1,721
                         Further conversion:
                           Joint ventures                                     1,771       1,818     1,473       1,568       1,542
                           Trade customers                                    1,174       1,633     1,140       1,378       1,227
                         Containers                                             702         738       794         856         874
                         Construction                                           936         844       987         994         865
                         Oil, gas and petrochemicals                            973         363       509         810         746
                         Export                                                 544         321       382         453         493
                         All other                                              875         951     1,053       1,080       1,073
                                                                            ------------------------------------------------------
                               Total                                         10,756      10,629    10,686      11,643      11,372
                       -----------------------------------------------------------------------------------------------------------
                        Average Steel Price Per Ton
                         Domestic Steel                                     $   450     $  $420   $   469     $   479     $   467
                         U. S. Steel Kosice                                     269           -         -           -           -
                       -----------------------------------------------------------------------------------------------------------

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

                        Five-Year Financial Summary

                        (Dollars in millions, except as noted)            2000        1999         1998         1997      1996
                       ----------------------------------------------------------------------------------------------------------
                        Statement of Operations
                        Revenues and other income/(a)/                  $ 39,914    $ 29,119      $28,077    $  22,824   $ 22,938
                        Income from operations                             1,752       1,863        1,517        1,705      1,779
                         Includes:
                           Joint venture formation charges                  (931)          -            -            -          -
                           Inventory market valuation (charges) credits        -         551         (267)        (284)       209
                           Gain on ownership change in MAP                    12          17          245            -          -
                        Income from continuing operations               $    411    $    705      $   674    $     908   $    946
                        Income from discontinued operations                    -           -            -           80          6
                        Extraordinary losses                                   -          (7)           -            -         (9)
                                                                        ---------------------------------------------------------
                         Net Income                                     $    411    $    698      $   674    $     988   $    943
                       ----------------------------------------------------------------------------------------------------------
                        Applicable to Marathon Stock
                         Income before extraordinary loss               $    432    $    654      $   310    $     456   $    671
                         Income before extraordinary loss
                           per share- basic (in dollars)                    1.39        2.11         1.06         1.59       2.33
                                    - diluted (in dollars)                  1.39        2.11         1.05         1.58       2.31
                         Net income                                          432         654          310          456        664
                         Net income per share - basic (in dollars)          1.39        2.11         1.06         1.59       2.31
                                              - diluted (in dollars)        1.39        2.11         1.05         1.58       2.29
                         Dividends paid per share (in dollars)               .88         .84          .84          .76        .70
                       ----------------------------------------------------------------------------------------------------------
                        Applicable to Steel Stock
                         Income (loss) before extraordinary losses      $    (29)   $     42      $   355    $     449   $    253
                         Income (loss) before extraordinary losses
                           per share- basic (in dollars)                    (.33)        .48         4.05         5.24       3.00
                                    - diluted (in dollars)                  (.33)        .48         3.92         4.88       2.97
                         Net income (loss)                                   (29)         35          355          449        251
                         Net income (loss) per share
                                    - basic (in dollars)                    (.33)        .40         4.05         5.24       2.98
                                    - diluted (in dollars)                  (.33)        .40         3.92         4.88       2.95
                         Dividends paid per share (in dollars)              1.00        1.00         1.00         1.00       1.00
                       ----------------------------------------------------------------------------------------------------------
                        Balance Sheet Position at year-end
                         Cash and cash equivalents                      $    559    $    133      $   146    $      54   $     55
                         Total assets                                     23,401      22,931       21,133       17,284     16,980
                         Capitalization:
                           Notes payable                                $    150    $      -      $   145    $     121   $     81
                           Total long-term debt                            4,460       4,283        3,991        3,403      4,212
                           Preferred stock of subsidiary and
                             trust preferred securities                      433         433          432          432        250
                           Minority interest in MAP                        1,840       1,753        1,590            -          -
                           Redeemable Delhi Stock                              -           -            -          195          -
                           Preferred stock                                     2           3            3            3          7
                           Common stockholders' equity                     6,762       6,853        6,402        5,397      5,015
                                                                        ---------------------------------------------------------
                              Total capitalization                      $ 13,647    $ 13,325      $12,563    $   9,551   $  9,565
                       ----------------------------------------------------------------------------------------------------------
                         % of total debt to capitalization/(b)/             36.9        35.4         36.4         41.4       47.5
                       ----------------------------------------------------------------------------------------------------------
                        Cash Flow Data
                         Net cash from operating activities             $  2,531    $  1,936      $ 2,022    $   1,464   $  1,655
                         Capital expenditures                              1,669       1,665        1,580        1,373      1,168
                         Disposal of assets                                  560         366           86          481        443
                         Dividends paid                                      371         354          342          316        307
                       ----------------------------------------------------------------------------------------------------------
                        Employee Data
                         Total employment costs/(c)(d)/                 $  2,692    $  2,582      $ 2,372    $   2,289   $  2,179
                         Average number of employees/(c)(d)/              52,459      52,596       44,860       41,620     41,553
                         Number of pensioners at year-end/(d)/            97,594     100,504/(e)/  95,429       97,051     99,713
                       ----------------------------------------------------------------------------------------------------------

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

                        Management's Discussion and Analysis


                            USX Corporation ("USX") is a diversified company
                        engaged primarily in the energy business through its Marathon Group, and in the steel business through its U.S. Steel Group.

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

                            Certain sections of Management's Discussion and
                        Analysis include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data-Disclosures About Forward-Looking Statements in the USX 2000 Form 10-K.

                Management's Discussion and Analysis continued


Management's Discussion and Analysis of Income

                                 Revenues and Other Income for each of the last
                        three years are summarized in the following table:

                        (Dollars in millions)                                                   2000         1999          1998
                        ---------------------------------------------------------------------------------------------------------
                        Revenues and other income/(a)/
                         Marathon Group                                                       $  33,859    $ 23,707      $ 21,623
                         U. S. Steel Group                                                        6,132       5,470         6,477
                         Eliminations                                                               (77)        (58)          (23)
                                                                                              ---------    --------      --------
                                 Total USX Corporation revenues and other income                 39,914      29,119        28,077
                        Less:
                         Consumer excise taxes on petroleum products and merchandise/(b)/         4,344       3,973         3,824
                                                                                              ---------    --------      --------
                                 Revenues and other income adjusted to exclude above item     $  35,570    $ 25,146      $ 24,253
                        ---------------------------------------------------------------------------------------------------------

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

                                 Income from operations for each of the last
                        three years are summarized in the following table:

                        (Dollars in millions)                                                   2000        1999         1998
                       ---------------------------------------------------------------------------------------------------------
                        Reportable segments
                         Marathon Group
                           Exploration & production                                            $ 1,535     $    618      $   278
                           Refining, marketing & transportation                                  1,273          611          896
                           Other energy related businesses                                          38           61           33
                                                                                               -------     --------      -------
                                 Income for reportable segments - Marathon Group                 2,846        1,290        1,207
                         U. S. Steel Group
                           Domestic Steel                                                           23           91          517
                           U. S. Steel Kosice                                                        2            -            -
                                                                                               -------     --------      -------
                                 Income for reportable segments - U. S. Steel Group                 25           91          517
                                                                                               -------     --------      -------
                                 Income for reportable segments - USX Corporation                2,871        1,381        1,724
                        Items not allocated to reportable segments:
                         Marathon Group                                                         (1,198)         423         (269)
                         U. S. Steel Group                                                          79           59           62
                                                                                               -------     --------      -------
                                 Total income from operations - USX Corporation                $ 1,752     $  1,863      $ 1,517
                       ---------------------------------------------------------------------------------------------------------

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

                        Management's Discussion and Analysis continued



                            Net interest and other financial costs for each of
                       the last three years are summarized in the following table:

                       (Dollars in millions)                                                  2000         1999         1998
                       --------------------------------------------------------------------------------------------------------
                       Interest and other financial income                                   $     34     $      3     $     39
                       Interest and other financial costs                                         375          365          318
                                                                                             --------     --------     --------
                           Net interest and other financial costs                                 341          362          279
                       Less:
                        Favorable adjustment to
                          carrying value of indexed debt/(a)/                                       -          (13)         (44)
                                                                                             --------     --------     --------
                        Net interest and other financial costs
                          adjusted to exclude above item                                     $    341     $    375     $    323
                       ---------------------------------------------------------------------------------------------------------

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

                             The minority interest in income of MAP, which
                       represents Ashland's 38% ownership interest, was $498 million in 2000, $447 million in 1999, and $249 million in 1998. The increase of $51 million from 1999 to 2000 was primarily due to much higher RM&T segment income, largely offset by the absence of the favorable 1999 inventory market valuation ("IMV") reserve adjustment. The increase of $198 million from 1998 to 1999 was primarily due to the favorable effect of the IMV reserve adjustment, partially offset by lower RM&T segment income.

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

                            Capital expenditures for each of the last three
                        years are summarized in the following table:

                        (Dollars in millions)                                                    2000         1999         1998
                        ---------------------------------------------------------------------------------------------------------
                        Marathon Group
                         Exploration & production
                            Domestic                                                           $    516     $    356     $    652
                            International                                                           226          388          187
                         Refining, marketing & transportation                                       656          612          410
                         Other                                                                       27           22           21
                                                                                               --------     --------     --------
                              Subtotal Marathon Group                                             1,425        1,378        1,270
                        U. S. Steel Group                                                           244          287          310
                                                                                               --------     --------     --------
                              Total USX Corporation capital expenditures                       $  1,669     $  1,665     $  1,580
                       ----------------------------------------------------------------------------------------------------------

                        Management's Discussion and Analysis  continued


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

                            Costs incurred for the periods ended December 31,
                        2000, 1999 and 1998 relating to the development of proved undeveloped oil and gas reserves, including equity investees, were $316 million, $333 million, and $496 million, respectively. As of December 31, 2000, estimated future development costs relating to the development of proved undeveloped oil and gas reserves for the years 2001 through 2003 are projected to be $337 million, $115 million, and $97 million.

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

                        Management's Discussion and Analysis  continued

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

                            Significant additions to long-term debt for each of
                        the last three years are summarized in the following table:

                        (Dollars in millions)                                                    2000         1999         1998
                       ----------------------------------------------------------------------------------------------------------
                        Aggregate principal amounts of:
                         6.65% Notes due 2006                                                 $      -     $     300     $      -
                         6.85% Notes due 2008                                                        -            -           400
                         U. S. Steel receivables facility                                            -           350            -
                         USSK loan facility/(a)/                                                    325           -             -
                         Environmental bonds and capital leases/(b)/                                 -            37          280
                                                                                              ---------    ---------     --------
                              Total                                                           $     325    $     687     $    680
                       ----------------------------------------------------------------------------------------------------------

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

                        Management's Discussion and Analysis  continued

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

                        Liquidity

                            In December 2000, USX entered into a $1,354 million
                        five-year revolving credit agreement, terminating in November 2005, and a $451 million 364-day facility, which together replaced the prior $2,350 million facility. At December 31, 2000, USX had $300 million of borrowings against its $1,354 million long-term revolving credit agreements and commercial paper borrowings of $77 million. Also, USX had a short-term line of credit totaling $150 million which was fully drawn at December 31, 2000. There were no borrowings against MAP or USSK revolving credit agreements at December 31, 2000.

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

                            The following table summarizes USX's environmental
                        expenditures for each of the last three years/(a)/:

                        (Dollars in millions)                                                    2000         1999         1998
                       ---------------------------------------------------------------------------------------------------------
                        Capital
                         Marathon Group                                                       $     73     $     46      $    83
                         U. S. Steel Group                                                          18           32           49
                                                                                              --------     --------      -------
                              Total capital                                                   $     91     $     78      $   132
                       ---------------------------------------------------------------------------------------------------------
                        Compliance
                         Operating & maintenance
                           Marathon Group                                                     $    139     $    117      $   126
                           U. S. Steel Group                                                       194          199          198
                                                                                              --------     --------      -------
                              Total operating & maintenance                                        333          316          324
                         Remediation/(b)/
                          Marathon Group                                                            30           25           10
                           U. S. Steel Group                                                        18           22           19
                                                                                              --------     --------      -------
                              Total remediation                                                     48           47           29
                              Total compliance                                                $    381     $    363      $   353
                       ---------------------------------------------------------------------------------------------------------

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

                        Management's Discussion and Analysis  continued

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

                        Management's Discussion and Analysis  continued

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

                        Management's Discussion and Analysis  continued

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

                        Management's Discussion and Analysis  continued

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

                        Management's Discussion and Analysis  continued


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

                            Revenues and Other Income for each of the last three
                        years are summarized in the following table:

                        (Dollars in millions)                                                 2000          1999           1998
                       --------------------------------------------------------------------------------------------------------
                        Exploration & production ("E&P")                                  $   4,694     $    3,105      $  2,090
                        Refining, marketing & transportation ("RM&T")/(a)/                   28,849         20,076        19,080
                        Other energy related businesses/(b/                                   1,684            834           355
                                                                                          ---------     ----------      --------
                           Revenues and other income of reportable segments                  35,227         24,015        21,525
                        Revenues and other income not allocated to segments:
                         Joint venture formation charges/(c)/                                  (931)             -             -
                         Gain on ownership change in MAP                                         12             17           245
                         Other/d)/                                                              124            (36)           24
                        Elimination of intersegment revenues                                   (573)          (289)         (171)
                                                                                          ---------     ----------      --------
                           Total Group revenues and other income                          $  33,859     $   23,707      $ 21,623
                                                                                          =========     ==========      ========

                            Items included in both revenues and costs and
                        expenses, resulting in no effect on income:

                        Consumer excise taxes on petroleum
                         products and merchandise                                         $   4,344     $    3,973      $  3,824
                       -----------------------------------------------------------------------------------------------------------

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

                        Management's Discussion and Analysis continued

                            Income from operations for each of the last three years is summarized in the following table:

                        (Dollars in millions)                                                2000          1999           1998
                        --------------------------------------------------------------------------------------------------------
                        E&P
                         Domestic                                                         $   1,115      $     494     $     190
                         International                                                          420            124            88
                                                                                          ---------      ---------     ---------
                           Income of E&P reportable segment                                   1,535            618           278
                        RM&T/(a)/                                                             1,273            611           896
                        Other energy related businesses                                          38             61            33
                                                                                          ---------      ---------     ---------
                              Income for reportable segments                                  2,846          1,290         1,207
                        Items not allocated to reportable segments:
                           Joint venture formation charges/(b)/                                (931)             -             -
                           Administrative expenses/(c)/                                        (136)          (108)         (106)
                           IMV reserve adjustment/(d)/                                            -            551          (267)
                           Gain on ownership change & transition charges - MAP/(e)/              12             17           223
                           Impairment of oil and gas properties, assets held for sale,
                              and gas contract settlement/(f)/                                 (197)           (16)         (119)
                           Gain/(loss) on disposal of assets/(g)/                               124            (36)            -
                           Reorganization charges including pension settlement
                              (loss)/gain & benefit accruals/(h)/                               (70)            15             -
                                                                                          ---------      ---------     ---------
                              Total income from operations                                $   1,648      $   1,713     $     938
                        --------------------------------------------------------------------------------------------------------

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

                                                              Average Volumes and Selling Prices
                                                                                             2000          1999           1998
                        ---------------------------------------------------------------------------------------------------------
                        (thousands of barrels per day)
                        Net liquids production/(a)/  - U.S.                                      131            145           135
                                                     - International/(b)/                         65             62            61
                                                                                           ---------      ---------     ---------
                                                     - Total consolidated                        196            207           196
                                                     - Equity investees/(c)/                      11              1             _
                                                                                           ---------      ---------     ---------
                                                     - Worldwide                                 207            208           196
                        (millions of cubic feet per day)
                        Net natural gas production   - U.S.                                      731            755           744
                                                     - International - equity                    470            489           441
                                                     - International - other/(d)/                 11             16            23
                                                                                           ---------      ---------     ---------
                                                     - Total consolidated                      1,212          1,260         1,208
                                                     - Equity investee/(e)/                       29             36            33
                                                                                           ---------      ---------     ---------
                                                     - Worldwide                               1,241          1,296         1,241
                        ---------------------------------------------------------------------------------------------------------
                        (dollars per barrel)
                        Liquid hydrocarbons/(a)(f)/  - U.S.                                $   25.11      $   15.44     $   10.42
                                                     - International                           26.54          16.90         12.24
                        (dollars per mcf)
                        Natural gas/(f)/             - U.S.                               $     3.30      $    1.90     $    1.79
                                                     - International - equity                   2.76           1.90          1.94
                        (thousands of barrels per day)
                        Refined products sold/(g)/                                             1,306          1,251         1,198
                           Matching buy/sell volumes included in above                            52             45            39
                        ---------------------------------------------------------------------------------------------------------

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

                        Outlook for 2001 - Marathon Group

                            This outlook is as of the original filing date of
                        March 12, 2001. For an updated outlook, see subsequent filings with the U.S. Securities and Exchange Commission.

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

                            On December 22, 2000,  Marathon announced its plans
                        to acquire Pennaco. This acquisition will enhance Marathon's presence in a core area, the North American gas market, and will provide a significant new reserve base that can be developed. The tender offer expired on February 5, 2001 at 12:00 midnight, Eastern time. Marathon quied approximately 17.6 million shares of Pennaco common stock which were validly tendered and not withdrawn in the offer, representing approximately 87 percent of the outstanding Pennaco shares.

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

                  The U. S. Steel Group

                            The U. S. Steel Group, through its Domestic Steel
                        segment, is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; coal mining; real estate development; and engineering and consulting services and, through its U. S. Steel Kosice ("USSK") segment, primarily located in the Slovak Republic, in the production and sale of steel mill products and coke for the central European market. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, Republic Technologies International, LLC ("Republic") and Rannila Kosice s.r.o. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.

                            Revenues and Other Income for each of the last three
                        years are summarized in the following table:

                        (Dollars in millions)                                                   2000         1999         1998
                        ---------------------------------------------------------------------------------------------------------
                        Revenues by product:
                         Sheet and semi-finished steel products                               $  3,288      $ 3,433      $ 3,598
                         Tubular, plate, and tin mill products                                   1,731        1,140        1,546
                         Raw materials (coal, coke and iron ore)                                   626          549          744
                         Other/(a)/                                                                445          414          490
                        Income (loss) from investees                                                (8)         (89)          46
                        Net gains on disposal of assets                                             46           21           54
                        Other income (loss)                                                          4            2           (1)
                                                                                              ---------     --------     --------
                           Total revenues and other income                                    $  6,132      $ 5,470      $ 6,477
                        ---------------------------------------------------------------------------------------------------------

                        /(a)/ Includes revenue from the sale of steel production
                              by-products, real estate development, resource management, and engineering and consulting services.

                            Total revenues and other income increased by $662
                        million in 2000 from 1999 primarily due to the consolidation of Lorain Tubular Company, LLC, ("Lorain Tubular") effective January 1, 2000, higher average realized prices, particularly tubular product prices, and lower losses from investees, which, in 1999, included a $47 million charge for the impairment of
                        U. S. Steel's previous investment in USS/Kobe Steel Company and costs related to the formation of Republic. Total revenues and other income in 1999 decreased by $1,007 million from 1998 primarily due to lower average realized prices and lower income from investees.

                        Management's Discussion and Analysis  continued

                            Income from operations for the U. S. Steel Group for
                        the last three years was:

                        (Dollars in millions)                                                   2000         1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Segment income for Domestic Steel/(a)/                                 $    23      $    91       $  517
                        Segment income for U. S. Steel Kosice/(b)/                                   2            -            -
                                                                                               --------     --------      -------
                              Income for reportable segments                                   $    25      $    91       $  517
                        Items not allocated to segments:
                         Net pension credits                                                       266          228          186
                         Administrative expenses                                                   (25)         (17)         (24)
                         Costs related to former business activities/(c)/                          (91)         (83)        (100)
                         Asset impairments - Coal                                                  (71)           -            -
                         Impairment of USX's investment in USS/Kobe and costs
                           related to formation of Republic                                          -          (47)           -
                         Loss on investment in RTI stock used to satisfy indexed
                           debt obligations/(d)/                                                     -          (22)           -
                                                                                               --------     --------      -------
                              Total income from operations                                     $   104      $   150       $  579
                        ----------------------------------------------------------------------------------------------------------

                        /(a)/ Includes income from the sale and domestic
                              production of steel mill products, coke and taconite pellets; the management of mineral resources; coal mining; real estate development and management; and engineering and consulting services.
                        /(b)/ Includes the sale and production of steel products
                              from facilities primarily located in the Slovak Republic commencing November 24, 2000. For further details, see Note 5 to the U. S. Steel Group Financial Statements.
                        /(c)/ Primarily represents postretirement costs other
                              than pension (OPEB costs) related to all retirees prior to January 1, 1987, and related to former employees and retirees from the businesses sold or closed after January 1, 1987. Also includes certain other expenses (primarily litigation and environmental remediation costs) associated to lines of business in which USX is no longer engaged as a result of sale or closure.
                        /(d)/ For further details, see Note 6 to the U. S. Steel
                              Group Financial Statements.

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

                        Segment income for U. S. Steel Kosice

                            USSK segment income for the period following the
                        November 24, 2000 acquisition through year-end 2000 was $2 million.

                        Items not allocated to segments

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

                        Management's Discussion and Analysis  continued

                            Administrative expenses are corporate general and
                        administrative costs allocated to the U. S. Steel Group by USX based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and revenues. The costs allocated to the U. S. Steel Group were $25 million in 2000, $17 million in 1999 and $24 million in 1998, which primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities. The increase from 1999 to 2000 primarily resulted from the nonrecurrence of favorable 1999 franchise tax settlements and employee compensation costs. The decrease from 1998 to 1999 was largely the result of lower franchise taxes, primarily due to settlements of prior years' taxes.

                            Cost related to former business activities increased
                        $8 million in 2000 from 1999 primarily due to higher litigation expenses. Costs related to former business activities decreased $17 million in 1999 from 1998 primarily due to lower litigation expenses and lower payments to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992.

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

                        Outlook for 2001 - U. S. Steel Group

                            This outlook is as of the original filing date of
                        March 12, 2001. For an updated outlook, see subsequent filings with the U.S. Securities and Exchange Commission.

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

                        Management's Discussion and Analysis  continued

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

                        (Dollars in millions)
                        ------------------------------------------------------------------------------------------------------------
                                                                                               Incremental Decrease in
                                                                                              Pretax Income Assuming a
                                                                                                 Hypothetical Price
                                                                                                    Change of/(a)/
                                                                                         2000                       1999
                        Derivative Commodity Instruments                           10%            25%          10%          25%
                        ------------------------------------------------------------------------------------------------------------
                        Marathon Group/(b)(c)/:
                         Crude oil/(d)/
                           Trading                                              $      -      $    - /(e)/ $    1.3     $  7.7 /(e)/
                           Other than trading                                        9.1        27.2 /(e)/     16.5       54.0 /(e)/
                         Natural gas/(d)/
                           Trading                                                     -           - /(e)/        -          - /(f)/
                           Other than trading                                       20.2        50.6 /(e)/      4.7       16.8 /(f)/
                         Refined products/(d)/
                           Trading                                                     -           - /(e)/        -          - /(e)/
                           Other than trading                                        6.1        16.5 /(e)/      8.4       23.8 /(e)/
                        ------------------------------------------------------------------------------------------------------------

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

                        Quantitative and Qualitative Disclosures
                        About Market Risk  continued

                        Interest Rate Risk

                            USX is subject to the effects of interest rate
                        fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2000 and 1999 interest rates on the fair value of USX's non-derivative financial instruments, is provided in the following table:

                        (Dollars in millions)
                        ----------------------------------------------------------------------------------------------------------
                        As of December 31,                                                 2000                     1999
                                                                                               Incremental              Incremental
                                                                                               Increase in              Increase in
                                                                                    Fair          Fair         Fair        Fair
                        Non-Derivative Financial Instruments/(a)/                Value/(b)/   Value/(c)/   Value/(b)/   Value/(c)/
                        -----------------------------------------------------------------------------------------------------------
                        Financial assets:
                         Investments and long-term receivables/(d)/              $     211     $     -      $    190     $      -

                        Financial liabilities:
                         Long-term debt/(e)(f)/                                  $   4,549     $    166     $  4,278     $    164
                         Preferred stock of subsidiary/(g)/                            238           20          239           21
                         USX obligated mandatorily
                           redeemable convertible preferred
                           securities of a subsidiary trust/(g)/                       119           10          169           15
                                                                                 ----------    ---------    ---------    ----------
                              Total liabilities                                  $   4,906     $    196     $  4,686     $    200
                        -----------------------------------------------------------------------------------------------------------

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

               Marathon Group

                    Index to Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk

                                                                                                                     Page
                                                                                                                     -----
                    Management's Report............................................................................   M-1

                    Audited Financial Statements:
                     Report of Independent Accountants.............................................................   M-1
                     Statement of Operations.......................................................................   M-2
                     Balance Sheet.................................................................................   M-3
                     Statement of Cash Flows.......................................................................   M-4
                     Notes to Financial Statements.................................................................   M-5

                    Selected Quarterly Financial Data..............................................................   M-22

                    Principal Unconsolidated Affiliates............................................................   M-22

                    Supplementary Information......................................................................   M-22

                    Five-Year Operating Summary ...................................................................   M-23

                    Five-Year Financial Summary....................................................................   M-25

                    Management's Discussion and Analysis...........................................................   M-26

                    Quantitative and Qualitative Disclosures About Market Risk.....................................   M-38

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

                     Report of Independent Accountants

                     To the Stockholders of USX Corporation:

                     In our opinion, the accompanying financial statements appearing on pages M-2 through M-21 present fairly, in all material respects, the financial position of the Marathon Group at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
                          The Marathon Group is a business unit of USX
                     Corporation (as described in Note 1, page M-5); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation.


                     PricewaterhouseCoopers LLP
                     600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 7, 2001

Statement of Operations

(Dollars in millions)                                                         2000         1999         1998
---------------------------------------------------------------------------------------------------------------
Revenues and other income:
 Revenues (Note 6)                                                        $  34,487    $  23,590     $ 21,274
 Dividend and investee income                                                   102           69           50
 Net gains (losses) on disposal of assets (Note 26)                            (785)           -           28
 Gain on ownership change in
   Marathon Ashland Petroleum LLC (Note 5)                                       12           17          245
 Other income                                                                    43           31           26
                                                                           --------     --------     ---------
      Total revenues and other income                                        33,859       23,707       21,623
                                                                           --------     --------     ---------
Costs and expenses:
 Cost of revenues (excludes items shown below)                               25,477       16,653       14,630
 Selling, general and administrative expenses                                   625          486          505
 Depreciation, depletion and amortization                                     1,245          950          941
 Taxes other than income taxes                                                4,626        4,218        4,029
 Exploration expenses                                                           238          238          313
 Inventory market valuation charges (credits) (Note 20)                           -         (551)         267
                                                                           --------     --------     ---------
      Total costs and expenses                                               32,211       21,994       20,685
                                                                           --------     --------     ---------
Income from operations                                                        1,648        1,713          938
Net interest and other financial costs (Note 6)                                 236          288          237
Minority interest in income of
 Marathon Ashland Petroleum LLC (Note 5)                                        498          447          249
                                                                           --------     --------     ---------
Income before income taxes                                                      914          978          452
Provision for income taxes (Note 18)                                            482          324          142
                                                                           --------     --------     ---------
Net income                                                                $     432    $     654     $    310
---------------------------------------------------------------------------------------------------------------

Income Per Common Share

                                                                              2000         1999         1998
---------------------------------------------------------------------------------------------------------------
Basic                                                                     $    1.39    $    2.11     $   1.06
Diluted                                                                        1.39         2.11         1.05
---------------------------------------------------------------------------------------------------------------

See Note 7, for a description and computation of income per common share. The accompanying notes are an integral part of these financial statements.

Balance Sheet

(Dollars in millions)                                         December 31             2000         1999
----------------------------------------------------------------------------------------------------------
Assets

Current assets:
 Cash and cash equivalents                                                        $     340    $     111
 Receivables, less allowance for doubtful accounts
   of $3 and $2                                                                       2,267        1,887
 Inventories (Note 20)                                                                1,867        1,884
 Assets held for sale (Note 26)                                                         330           84
 Deferred income tax benefits (Note 18)                                                  60           23
 Other current assets                                                                   121           92
                                                                                   ---------    ---------
      Total current assets                                                            4,985        4,081

Investments and long-term receivables (Note 19)                                         362          762
Property, plant and equipment - net (Note 16)                                         9,375       10,293
Prepaid pensions (Note 14)                                                              207          225
Other noncurrent assets                                                                 303          313
                                                                                   ---------    ---------
      Total assets                                                                $  15,232    $  15,674
----------------------------------------------------------------------------------------------------------
Liabilities

Current liabilities:
 Notes payable                                                                    $      80    $       -
 Accounts payable                                                                     3,021        2,654
 Income taxes payable (Note 23)                                                         364           97
 Payroll and benefits payable                                                           230          146
 Accrued taxes                                                                          108          107
 Accrued interest                                                                        61           92
 Long-term debt due within one year (Note 12)                                           148           48
                                                                                   ---------    ---------
      Total current liabilities                                                       4,012        3,144

Long-term debt (Note 12)                                                              1,937        3,320
Deferred income taxes (Note 18)                                                       1,354        1,495
Employee benefits (Note 14)                                                             648          564
Deferred credits and other liabilities (Note 23)                                        412          414
Preferred stock of subsidiary (Note 9)                                                  184          184

Minority interest in Marathon Ashland Petroleum LLC (Note 5)                          1,840        1,753

Common Stockholders' Equity (Note 17)                                                 4,845        4,800
                                                                                   ---------    ---------
      Total liabilities and common stockholders' equity                           $  15,232    $  15,674
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                                        2000        1999       1998
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents

Operating activities:

Net income                                                               $    432   $     654  $     310
Adjustments to reconcile to net cash provided from
 operating activities:
   Minority interest in income of
    Marathon Ashland Petroleum LLC                                            498         447        249
   Depreciation, depletion and amortization                                 1,245         950        941
   Exploratory dry well costs                                                  86         109        186
   Inventory market valuation charges (credits)                                 -        (551)       267
   Pensions and other postretirement benefits                                  69          36         34
   Deferred income taxes                                                     (240)        105         26
   Gain on ownership change in
    Marathon Ashland Petroleum LLC                                            (12)        (17)      (245)
   Net (gains) losses on disposal of assets                                   785           -        (28)
   Changes in: Current receivables                                           (377)       (844)       240
                Inventories                                                    17         (63)       (13)
                Current accounts payable and accrued expenses                 717       1,106       (233)
   All other - net                                                            (62)         84        (92)
                                                                          --------    --------   --------
      Net cash provided from operating activities                           3,158       2,016      1,642
                                                                          --------    --------   --------

Investing activities:

Capital expenditures                                                       (1,425)     (1,378)    (1,270)
Acquisition of Tarragon Oil and Gas Limited                                     -           -       (686)
Disposal of assets                                                            539         356         65
Restricted cash - withdrawals                                                 271          45         11
                - deposits                                                   (268)        (44)       (32)
Investees - investments                                                       (65)        (59)       (42)
          - loans and advances                                                 (6)        (70)      (103)
          - returns and repayments                                             10           1         71
All other - net                                                                21         (25)       (18)
                                                                          --------    --------   --------
      Net cash used in investing activities                                  (923)     (1,174)    (2,004)
                                                                          --------    --------   --------

Financing activities (Note 9):

Increase (decrease) in Marathon Group's portion of
 USX consolidated debt                                                     (1,200)       (296)       329
Specifically attributed debt:
 Borrowings                                                                   273         141        366
 Repayments                                                                  (279)       (144)      (389)
Marathon Stock   - issued                                                       -          89        613
                 - repurchased                                               (105)          -          -
Treasury common stock reissued                                                  1           -          -
Dividends paid                                                               (274)       (257)      (246)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                                              (420)       (400)      (211)
                                                                          --------    --------   --------
      Net cash provided from (used in) financing activities                (2,004)       (867)       462
                                                                          --------    --------   --------

Effect of exchange rate changes on cash                                        (2)         (1)         1
                                                                          --------    --------   --------

Net increase (decrease) in cash and cash equivalents                          229         (26)       101

Cash and cash equivalents at beginning of year                                111         137         36
                                                                          --------    --------   --------

Cash and cash equivalents at end of year                                 $    340   $     111   $    137
----------------------------------------------------------------------------------------------------------

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

                    Property, plant and equipment - The Marathon Group uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.
                         Capitalized costs of producing oil and gas properties
                    are depreciated and depleted by the unit-of-production method. Support equipment and other property, plant and equipment are depreciated over their estimated useful lives.
                         The Marathon Group evaluates its oil and gas producing
                    properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure, using undiscounted future cash flows based on total proved reserves. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future cash flows based on total proved and risk-adjusted probable and possible reserves or, if available, comparable market values. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Other unproved properties are amortized over their remaining holding period.
                         When property, plant and equipment depreciated on an
                    individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss or disposal is expected, such losses are recognized when the assets are reclassified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

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

--------------------------------------------------------------------------------
6. Other Items

                        (In millions)                                                         2000         1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Net interest and other financial costs

                          Interest and other financial income/(a)/:
                              Interest income                                              $     26     $     15     $     30
                              Other                                                              (2)         (13)           4
                                                                                           --------     --------     --------
                                 Total                                                           24            2           34
                                                                                           --------     --------     --------
                           Interest and other financial costs/(a)/:
                              Interest incurred                                                 240          281          285
                              Less interest capitalized                                          16           20           40
                                                                                           --------     --------     --------
                               Net interest                                                     224          261          245
                              Interest on tax issues                                              6            5            5
                              Financial costs on preferred stock of subsidiary                   17           17           17
                              Amortization of discounts                                           2            2            4
                              Other                                                              11            5            -
                                                                                           --------     --------     --------
                                 Total                                                          260          290          271
                                                                                           --------     --------     --------
                           Net interest and other financial costs/(a)/                     $    236     $    288     $    237
                        ----------------------------------------------------------------------------------------------------------
                        /(a)/ See Note 4, for discussion of USX net interest and other financial costs attributable to the Marathon
                              Group.
                        ----------------------------------------------------------------------------------------------------------

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

                                                                      2000                    1999                   1998
                                                                ------------------      ------------------     ------------------
              Computation of Income Per Share                   Basic      Diluted      Basic     Diluted      Basic      Diluted
              -------------------------------                   -----      -------      -----     -------      -----      -------
              Net income (millions)                           $    432   $    432    $    654    $    654    $    310   $     310
                                                              ========   ========    ========    ========    ========   =========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding     311,531    311,531     309,696     309,696     292,876     292,876
               Effect of dilutive securities -
                 Stock options                                       -        230           -         314           -         559
                                                              --------    -------    --------    --------    --------   ---------
                    Average common shares and dilutive effect  311,531    311,761     309,696     310,010     292,876     293,435
                                                              ========    =======    ========    ========    ========   =========
              Net income per share                            $   1.39    $  1.39    $   2.11    $   2.11    $   1.06   $    1.05
                                                              ========    =======    ========    ========    ========   =========

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

                                                                                      Marathon Group          Consolidated USX/(a)/
                                                                                    -------------------       ---------------------
                        (In millions)                     December 31                2000        1999          2000        1999
                        -----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                 $    193    $      8       $    364    $     9
                        Other noncurrent assets                                          4           7              7          8
                                                                                  --------    --------       --------    -------
                              Total assets                                        $    197    $     15       $    371    $    17
                        --------------------------------------------------------------------------------------------------------
                        Notes payable                                             $     80    $      -       $    150    $     -
                        Accrued interest                                                50          82             95         95
                        Long-term debt due within one year (Note 12)                   147          47            277         54
                        Long-term debt (Note 12)                                     1,930       3,305          3,734      3,771
                        Preferred stock of subsidiary                                  184         184            250        250
                                                                                  --------    --------       --------    -------
                              Total liabilities                                   $  2,391    $  3,618       $  4,506    $ 4,170
                        -----------------------------------------------------------------------------------------------------------
                                                                                Marathon Group/(b)/            Consolidated USX
                                                                              ----------------------       ------------------------
                        (In millions)                                         2000    1999     1998        2000     1999    1998
                        -----------------------------------------------------------------------------------------------------------
                        Net interest and other financial costs (Note 6)       $250    $295     $295        $309     $334    $324
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

                             Revenues by product line are:

                        (In millions)                                                            2000         1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Refined products                                                     $  22,514    $  15,181     $ 12,852
                        Merchandise                                                              2,441        2,194        1,941
                        Liquid hydrocarbons                                                      6,856        4,587        5,023
                        Natural gas                                                              2,518        1,429        1,187
                        Transportation and other products                                          158          199          271
                        ----------------------------------------------------------------------------------------------------------

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

                                                                                     Refining,             Other
                                                               Exploration           Marketing            Energy
                                                                   and                  and               Related
(In millions)                                                   Production         Transportation       Businesses       Total
---------------------------------------------------------------------------------------------------------------------------------
2000
Revenues and other income:
   Customer                                                      $   4,184           $  28,693          $    1,550      $  34,427
   Intersegment/(a)/                                                   412                  83                  78            573
   Intergroup/(a)/                                                      30                   1                  29             60
   Equity in earnings of unconsolidated investees                       47                  22                  15             84
   Other                                                                21                  50                  12             83
                                                                 ---------           ---------          ----------      ---------
     Total revenues and other income                             $   4,694           $  28,849          $    1,684      $  35,227
                                                                 =========           =========          ==========      =========
Segment income                                                   $   1,535           $   1,273          $       38        $ 2,846
Significant noncash items included in segment income -
  Depreciation, depletion and amortization/(b)/                        723                 315                   3          1,041
Capital expenditures/(c)/                                              742                 656                   2          1,400
---------------------------------------------------------------------------------------------------------------------------------
1999
Revenues and other income:
   Customer                                                      $   2,856           $  19,962          $      731      $  23,549
   Intersegment(a)                                                     202                  47                  40            289
   Intergroup(a)                                                        19                   -                  22             41
   Equity in earnings (losses) of unconsolidated investees              (2)                 17                  26             41
   Other                                                                30                  50                  15             95
                                                                 ---------           ---------          ----------      ---------
     Total revenues and other income                             $   3,105           $  20,076          $      834      $  24,015
                                                                 =========           =========          ==========      =========
Segment income                                                   $     618           $     611          $       61        $ 1,290
Significant noncash items included in segment income -
  Depreciation, depletion and amortization/(b)/                        638                 280                   5            923
Capital expenditures/(c)/                                              744                 612                   4          1,360
---------------------------------------------------------------------------------------------------------------------------------
1998
Revenues and other income:
   Customer                                                      $   1,905           $  19,018          $      306      $  21,229
   Intersegment/(a)/                                                   144                  10                  17            171
   Intergroup/(a)/                                                      13                   -                   7             20
   Equity in earnings of unconsolidated investees                        2                  12                  14             28
   Other                                                                26                  40                  11             77
                                                                 ---------           ---------          ----------      ---------
     Total revenues and other income                             $   2,090           $  19,080          $      355      $  21,525
                                                                 =========           =========          ==========      =========
Segment income                                                   $     278           $     896          $       33      $   1,207
Significant noncash items included in segment income -
  Depreciation, depletion and amortization/(b)/                        581                 272                   6            859
Capital expenditures/(c)/                                              839                 410                   8          1,257
---------------------------------------------------------------------------------------------------------------------------------

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

     The following schedules reconcile segment amounts to amounts reported in the Marathon Group financial statements:

(In millions)                                                                          2000              1999           1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues and Other Income:
  Revenues and other income of reportable segments                                  $   35,227        $   24,015       $ 21,525
  Items not allocated to segments:
   Joint venture formation charges                                                        (931)                -              -
   Gain on ownership change in MAP                                                          12                17            245
   Other                                                                                   124               (36)            24
  Elimination of intersegment revenues                                                    (573)             (289)          (171)
                                                                                    ----------        ----------       --------
     Total Group revenues and other income                                          $   33,859        $   23,707       $ 21,623
                                                                                    ==========        ==========       ========
Income:
  Income for reportable segments                                                    $    2,846        $    1,290       $  1,207
  Items not allocated to segments:
   Joint venture formation charges                                                        (931)                -              -
   Gain on ownership change in MAP                                                          12                17            245
   Administrative expenses                                                                (136)             (108)          (106)
   Inventory market valuation adjustments                                                    -               551           (267)
   Other/(a)/                                                                             (143)              (37)          (141)
                                                                                    ----------        ----------       --------
     Total Group income from operations                                             $    1,648        $    1,713       $    938
-------------------------------------------------------------------------------------------------------------------------------

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

                                                                           Revenues and Other Income
                                                             --------------------------------------------------
                                                               Within               Between
(In millions)                                Year          Geographic Areas     Geographic Areas         Total       Assets/(a)/
--------------------------------------------------------------------------------------------------------------------------------
United States                                2000             $  32,239           $        -         $   32,239      $     6,711
                                             1999                22,716                    -             22,716            7,555
                                             1998                20,837                    -             20,837            7,659
Canada                                       2000                   856                  899              1,755              940
                                             1999                   426                  521                947            1,112
                                             1998                   209                  368                577            1,094
United Kingdom                               2000                   567                    -                567            1,698
                                             1999                   459                    -                459            1,581
                                             1998                   462                    -                462            1,739
Other Foreign Countries                      2000                   197                  188                385              310
                                             1999                   106                   88                194              735
                                             1998                   115                   52                167              468
Eliminations                                 2000                     -               (1,087)            (1,087)               -
                                             1999                     -                 (609)              (609)               -
                                             1998                     -                 (420)              (420)               -
     Total                                   2000             $  33,859           $        -         $   33,859      $     9,659
                                             1999                23,707                    -             23,707           10,983
                                             1998                21,623                    -             21,623           10,960
--------------------------------------------------------------------------------------------------------------------------------

/(a)/ Includes property, plant and equipment and investments.

--------------------------------------------------------------------------------
11. Leases
                    Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                       Capital    Operating
                    (In millions)                                                                      Leases       Leases
---------------------------------------------------------------------------------------------------------------------------
                        2001                                                                           $     1     $     94
                        2002                                                                                 1           83
                        2003                                                                                 1           58
                        2004                                                                                 1           50
                        2005                                                                                 1          112
                        Later years                                                                          5          109
                        Sublease rentals                                                                     -          (18)
                                                                                                     ---------     --------
                              Total minimum lease payments                                                  10     $    488
                                                                                                                   ========
                        Less imputed interest costs                                                          3
                                                                                                     ---------
                              Present value of net minimum lease payments
                               included in long-term debt                                            $       7
---------------------------------------------------------------------------------------------------------------------------

                             Operating lease rental expense:
                        (In millions)                                                    2000          1999          1998
---------------------------------------------------------------------------------------------------------------------------
                        Minimum rental                                                 $    156      $     149     $    157
                        Contingent rental                                                    13             11           10
                        Sublease rentals                                                    (13)           (13)          (7)
                                                                                       --------      ---------     --------
                               Net rental expense                                      $    156      $     147     $    160
---------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
12. Long-Term Debt

                    The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                                                     Marathon Group        Consolidated USX/(a)/
                                                                                  --------------------     ---------------------
                    (In millions)                     December 31                   2000        1999           2000       1999
                    ------------------------------------------------------------------------------------------------------------
                    Specifically attributed debt/(b)/:
                     Receivables facility                                         $      -    $      -       $    350    $   350
                     Sale-leaseback financing and capital leases                         7          15             95        107
                     Other                                                               1           1              4          1
                                                                                  --------    --------       --------    -------
                          Total                                                          8          16            449        458
                     Less amount due within one year                                     1           1             10          7
                                                                                  --------    --------       --------    -------
                          Total specifically attributed long-term debt            $      7    $     15       $    439    $   451
--------------------------------------------------------------------------------------------------------------------------------
                    Debt attributed to groups/(c)/                                $  2,090    $  3,375       $  4,036    $ 3,852
                     Less unamortized discount                                          13          23             25         27
                     Less amount due within one year                                   147          47            277         54
                                                                                  --------    --------       --------   --------
                          Total long-term debt attributed to groups               $  1,930    $  3,305       $  3,734    $ 3,771
--------------------------------------------------------------------------------------------------------------------------------
                    Total long-term debt due within one year                      $    148    $     48       $    287    $    61
                    Total long-term debt due after one year                          1,937       3,320          4,173      4,222
--------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
13. Supplemental Cash Flow Information

                    (In millions)                                                                2000         1999        1998
                    ------------------------------------------------------------------------------------------------------------
                    Cash used in operating activities included:
                     Interest and other financial costs paid (net of amount capitalized)     $     (270)  $     (289)   $   (260)
                         Income taxes paid, including settlements with the
                           U. S. Steel Group                                                       (468)        (101)       (154)
                    ------------------------------------------------------------------------------------------------------------
                    USX debt attributed to all groups - net:
                     Commercial paper  - issued                                              $    3,362   $    6,282    $      -
                                       - repayments                                              (3,450)      (6,117)          -
                     Credit agreements - borrowings                                                 437        5,529      17,486
                                       - repayments                                                (437)      (5,980)    (16,817)
                     Other credit arrangements - net                                                150          (95)         55
                     Other debt - borrowings                                                          -          319         671
                                - repayments                                                        (54)         (87)     (1,053)
                                                                                             ----------   ----------    --------
                         Total                                                               $        8   $     (149)   $    342
                    ------------------------------------------------------------------------------------------------------------
                         Marathon Group activity                                             $   (1,200)  $     (296)        329
                         U. S. Steel Group activity                                               1,208          147          13
                                                                                             ----------   ----------    ---------
                              Total                                                          $        8   $     (149)   $    342
                    --------------------------------------------------------------------------------------------------------------
                        Noncash investing and financing activities:
                         Marathon Stock issued for dividend reinvestment and
                           employee stock plans                                              $       10   $        4    $      3
                         Marathon Stock issued for Exchangeable Shares                                -            7          11
                         Investee preferred stock received in conversion of investee loan             -          142           -
                         Disposal of assets:
                           Exchange of Sakhalin Energy Investment Company Ltd.                      410            -           -
                           Notes received                                                             6           19           -
                         Business combinations:
                           Acquisition of Tarragon:
                            Exchangeable Shares issued                                                -            -          29
                            Liabilities assumed                                                       -            -         433
                           Acquisition of Ashland RM&T net assets:
                            38% interest in MAP                                                       -            -       1,900
                            Liabilities assumed                                                       -            -       1,038
                           Other acquisitions - liabilities assumed                                   -           16           -
                    ------------------------------------------------------------------------------------------------------------

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

                                                                                     Pension Benefits            Other Benefits
                                                                                  ---------------------       ------------------
                    (In millions)                                                    2000         1999          2000        1999
                    ------------------------------------------------------------------------------------------------------------
                    Change in benefit obligations
                    Benefit obligations at January 1                              $     868      $1,080       $    478   $   597
                    Service cost                                                         52          65             14        17
                    Interest cost                                                        67          67             37        36
                    Plan amendments                                                       6          18              1       (44)
                    Actuarial (gains) losses                                            121        (197)            46      (108)
                    Plan merger and acquisition                                           -          14              -         4
                    Settlements, curtailments and termination benefits                  (99)       (122)            22         -
                    Benefits paid                                                       (77)        (57)           (23)      (24)
                                                                                  ---------      ------       ---------  -------
                    Benefit obligations at December 31                            $     938      $  868       $    575   $   478
                    ------------------------------------------------------------------------------------------------------------
                    Change in plan assets
                    Fair value of plan assets at January 1                        $   1,310      $1,331
                    Actual return on plan assets                                         (8)        136
                    Plan merger and acquisition                                           -          12
                    Employer contributions                                                1           2
                    Trustee distributions/(a)/                                          (18)        (16)
                    Settlements paid                                                   (134)        (99)
                    Benefits paid from plan assets                                      (72)        (56)
                                                                                  ---------      ------
                    Fair value of plan assets at December 31                      $   1,079      $1,310
                    ------------------------------------------------------------------------------------------------------------
                    Funded status of plans at December 31                         $     141/(b)/ $  442/(b)/     $(575)  $  (478)
                    Unrecognized net gain from transition                               (18)        (26)             -         -
                    Unrecognized prior service costs (credits)                           59          63            (59)      (72)
                    Unrecognized actuarial (gains) losses                               (37)       (306)           115        68
                    Additional minimum liability                                        (19)         (8)             -         -
                                                                                  ---------      ------       --------   -------
                    Prepaid (accrued) benefit cost                                $     126      $  165       $   (519)  $  (482)
                    ------------------------------------------------------------------------------------------------------------

                    /(a)/ Represents transfers of excess pension assets to fund retiree health care benefits accounts under Section
                          420 of the Internal Revenue Code.
                    /(b)/ Includes several plans that have accumulated benefit obligations in excess of plan assets:

                          Aggregate accumulated benefit obligations                                            $   (34)    $   (24)
                          Aggregate projected benefit obligations                                                  (43)        (37)
                          Aggregate plan assets                                                                      -           -
----------------------------------------------------------------------------------------------------------------------------------

                                                                            Pension Benefits                Other Benefits
                                                                      -----------------------------  ------------------------------
                    (In millions)                                       2000        1999      1998        2000        1999     1998
                    ---------------------------------------------------------------------------------------------------------------
                    Components of net periodic
                     benefit cost (credit)
                    Service cost                                     $    52      $  65       $  48     $  14       $  17    $  12
                    Interest cost                                         67         67          57        37          36       31
                    Expected return on plan assets                      (117)      (114)       (107)        -           -        -
                    Amortization - net transition gain                    (4)        (5)         (5)        -           -        -
                                 - prior service costs (credits)           4          4           3       (10)         (8)      (3)
                                 - actuarial (gains) losses               (9)         1           -         3           7        3
                    Multiemployer and other plans                          5          5           5         -           -        -
                    Settlement and termination (gain) loss                32/(a)/    (7)/(a)/     -        21/(a)/      -        -
                                                                     -------      -----       -----     -----       -----    -----
                    Net periodic benefit cost                        $    30      $  16       $   1     $  65       $  52    $  43
                    ---------------------------------------------------------------------------------------------------------------

                    /(a)/  Includes voluntary early retirement programs.

                                                                                      Pension Benefits          Other Benefits
                                                                                  ---------------------     ----------------------
                                                                                   2000        1999         2000         1999
                    --------------------------------------------------------------------------------------------------------------
                    Weighted average actuarial assumptions at December 31:
                    Discount rate                                                  7.5%        8.0%          7.5%        8.0%
                    Expected annual return on plan assets                          9.5%        9.5%          n/a         n/a
                    Increase in compensation rate                                  5.0%        5.0%          5.0%        5.0%
                    --------------------------------------------------------------------------------------------------------------

                              For measurement purposes, an 8% annual rate of
                        increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter.
                              A one-percentage-point change in assumed health
                        care cost trend rates would have the following effects:

                                                                                                 1-Percentage-      1-Percentage-
                        (In millions)                                                           Point Increase     Point Decrease
                        ----------------------------------------------------------------------------------------------------------
                        Effect on total of service and interest cost components                    $     9          $      (7)
                        Effect on other postretirement benefit obligations                              71                (58)
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

--------------------------------------------------------------------------------
16. Property, Plant and Equipment

                        (In millions)                                                 December 31            2000           1999
                        ----------------------------------------------------------------------------------------------------------
                        Production                                                                        $  12,266     $   14,568
                        Refining                                                                              2,800          2,439
                        Marketing                                                                             2,286          2,197
                        Transportation                                                                        1,402          1,374
                        Other                                                                                   312            282
                                                                                                          ---------     ----------
                              Total                                                                          19,066         20,860
                        Less accumulated depreciation, depletion and amortization                             9,691         10,567
                                                                                                          ---------     ----------
                              Net                                                                         $   9,375     $   10,293
                        ----------------------------------------------------------------------------------------------------------

                              Property, plant and equipment at December 31, 2000
                        and 1999, includes gross assets acquired under capital leases of $8 million and $20 million, respectively, with no related amounts in accumulated depreciation, depletion and amortization.
                              During 2000, the Marathon Group recorded $193
                        million of impairments of certain E&P segment oil and gas properties, primarily located in Canada. The impairments were recorded due to reserve revisions as a result of production performance and disappointing drilling results. The fair value of the properties was determined using a discounted cash flow model, unless an indicative offer to purchase was available. The Marathon Group used pricing assumptions based on forecasted prices applicable for the remaining life of the assets derived from current market conditions and long-term forecasts. The discounted cash flow calculation included risk-adjusted probable and possible reserve quantities.
                              In 1998, the Marathon Group recorded a $60 million
                        impairment charge on its oil and gas properties in Libya. The deterioration of U.S. relations with Libya at the time created an unstable environment that caused the Marathon Group to reevaluate its stance with its investment in Libya. The Marathon Group impaired the value of these assets because it could not reasonably predict with a high degree of certainty if government sanctions which prevented the Marathon Group from operating these assets would ever be lifted.
                              All impairment charges were included in
                        depreciation, depletion and amortization.

--------------------------------------------------------------------------------
17. Common Stockholders' Equity

                        (In millions, except per share data)                                     2000        1999          1998
                        --------------------------------------------------------------------------------------------------------
                        Balance at beginning of year                                         $   4,800     $  4,312     $  3,618
                         Net income                                                                432          654          310
                         Marathon Stock - issued                                                     9           96          617
                                        - repurchased                                             (105)           -            -
                         Treasury stock reissued                                                     1            -            -
                         Exchangeable Shares - issued                                                -            -           29
                                             - exchanged for Marathon Stock                          -           (7)         (12)
                         Dividends on Marathon Stock
                           (per share $.88 in 2000 and $.84 in 1999 and 1998)                     (274)        (261)        (248)
                         Deferred compensation                                                      (5)           -            2
                         Accumulated other comprehensive income (loss)/(a)/:
                           Foreign currency translation adjustments                                  1           (1)           2
                           Minimum pension liability adjustments (Note 14)                         (14)           7           (3)
                           Unrealized holding losses on investments                                  -            -           (3)
                                                                                             ---------     --------     --------
                        Balance at end of year                                               $   4,845     $  4,800     $  4,312
                        --------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
18. Income Taxes

                        Income tax provisions and related assets and liabilities attributed to the Marathon Group are determined in accordance with the USX group tax allocation policy (Note 4).
                             Provisions (credits) for income taxes were:

                                                        2000                          1999                          1998
                                           ----------------------------     ------------------------     ------------------------
                        (In millions)       Current   Deferred    Total     Current Deferred   Total     Current Deferred  Total
                        ---------------------------------------------------------------------------------------------------------
                        Federal             $ 614     $ (144)    $ 470       $191    $ 158    $ 349       $  83    $  19   $  102
                        State and local        53        (46)        7          3       (7)      (4)         30        9       39
                        Foreign                55        (50)        5         25      (46)     (21)          3       (2)       1
                                            -----     ------     -----       ----    -----    -----       -----    -----   ------
                              Total         $ 722     $ (240)    $ 482       $219    $ 105    $ 324       $ 116    $  26   $  142
                        ---------------------------------------------------------------------------------------------------------

                        A reconciliation of federal statutory tax rate (35%) to total provisions follows:

                        (In millions)                                                         2000         1999           1998
                        --------------------------------------------------------------------------------------------------------
                        Statutory rate applied to income before income taxes               $    320    $     342         $   158
                        Effects of foreign operations:
                         Impairment of deferred tax benefits                                    235            -               -
                         Adjustments to foreign valuation allowances                            (30)           -               -
                         All other, including foreign tax credits                               (30)         (18)            (26)
                        State and local income taxes after federal income tax effects             5           (3)             25
                        Credits other than foreign tax credits                                   (7)          (7)             (9)
                        Effects of partially owned companies                                     (5)          (5)             (4)
                        Dispositions of subsidiary investments                                    -            7               -
                        Adjustment of prior years' federal income taxes                         (11)           4              (5)
                        Other                                                                     5            4               3
                                                                                           --------    ---------         -------
                              Total provisions                                             $    482    $     324         $   142
                        --------------------------------------------------------------------------------------------------------

     Deferred tax assets and liabilities resulted from the following:

(In millions)                                                 December 31               2000          1999
---------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 State tax loss carryforwards (expiring in 2001 through 2020)                        $       70   $       57
 Foreign tax loss carryforwards (portion of which expire in 2001 through 2015)              269          408
 Employee benefits                                                                          246          206
 Receivables, payables and debt                                                              41           14
 Expected federal benefit for:
   Crediting certain foreign deferred income taxes                                          315          530
   Deducting state deferred income taxes                                                     20           36
 Contingency and other accruals                                                             155          150
 Investments in foreign subsidiaries                                                         39           52
 Investments in subsidiaries and equity investees                                            30           20
 Other                                                                                       60           34
 Valuation allowances:
   Federal                                                                                    -          (30)
   State                                                                                    (16)         (11)
   Foreign                                                                                 (252)        (282)
                                                                                       ---------    ---------
      Total deferred tax assets/(a)/                                                        977        1,184
                                                                                       ---------    ---------
Deferred tax liabilities:
 Property, plant and equipment                                                            1,642        2,091
 Inventory                                                                                  320          324
 Prepaid pensions                                                                           119          127
 Other                                                                                      160          111
                                                                                       ---------    ---------
      Total deferred tax liabilities                                                      2,241        2,653
                                                                                       ---------    ---------
       Net deferred tax liabilities                                                  $    1,264   $    1,469
---------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
19. Investments and Long-Term Receivables

                        (In millions)                                                 December 31           2000         1999
                        ----------------------------------------------------------------------------------------------------------
                        Equity method investments                                                       $      250    $     658
                        Other investments                                                                       34           32
                        Receivables due after one year                                                          54           46
                        Deposits of restricted cash                                                             16           20
                        Other                                                                                   86            6
                                                                                                          ---------    ---------
                              Total                                                                     $      362    $     762
                        ----------------------------------------------------------------------------------------------------------

                             Summarized financial information of investees
                        accounted for by the equity method of accounting follows:

                        (In millions)                                                          2000         1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Income data - year:
                         Revenues and other income                                         $     417    $      422    $     347
                         Operating income                                                        174           152          132
                         Net income                                                              123           119           79
                        ----------------------------------------------------------------------------------------------------------
                        Balance sheet data - December 31:
                         Current assets                                                    $     328    $      387
                         Noncurrent assets                                                     1,247         2,606
                         Current liabilities                                                     256           300
                         Noncurrent liabilities                                                  650         1,066
                        ----------------------------------------------------------------------------------------------------------

                             In 2000, Marathon exchanged its investment in
                        Sakhalin Energy for a working interest in the Foinaven field located in the Atlantic Margin offshore the United Kingdom and an overriding royalty interest in an eight block area in the Gulf of Mexico, which includes the Ursa field. Additionally, Marathon received reimbursement for amounts advanced to Sakhalin Energy in 2000 and a cash settlement for certain other activities in 2000. The transaction was recorded at fair value and resulted in a pretax gain on disposal of assets of $58 million.
                             Dividends and partnership distributions received
                        from equity investees were $46 million in 2000, $44 million in 1999 and $23 million in 1998.
                             Marathon Group purchases from equity investees
                        totaled $61 million, $50 million and $64 million in 2000, 1999 and 1998, respectively. Marathon Group revenues for sales to USX equity investees were $28 million in 2000 and $22 million in 1999 and 1998.


--------------------------------------------------------------------------------
20. Inventories

                        (In millions)                                                 December 31             2000         1999
                        ------------------------------------------------------------------------------------------------------------
                        Crude oil and natural gas liquids                                                 $     701    $     729
                        Refined products and merchandise                                                      1,069        1,046
                        Supplies and sundry items                                                                97          109
                                                                                                           ---------    ---------
                              Total (at cost)                                                                 1,867        1,884
                        Less inventory market valuation reserve                                                   -            -
                                                                                                           ---------    ---------
                              Net inventory carrying value                                                $   1,867    $   1,884
                        -----------------------------------------------------------------------------------------------------------

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

                                                                                              2000                   1999
                                                                                       -------------------    -------------------
                                                                                        Fair     Carrying      Fair      Carrying
                        (In millions)                    December 31                    Value     Amount       Value      Amount
                        ----------------------------------------------------------------------------------------------------------
                        Financial assets:
                         Cash and cash equivalents                                   $    340    $    340    $    111   $    111
                         Receivables                                                    2,267       2,267       1,887      1,887
                         Investments and long-term receivables                            171         107         166        109
                                                                                      --------    --------    --------    --------
                               Total financial assets                                $  2,778    $  2,714    $  2,164   $  2,107
                        ----------------------------------------------------------------------------------------------------------
                        Financial liabilities:
                         Notes payable                                               $     80    $     80    $      -   $      -
                         Accounts payable (including intergroup payables)               3,385       3,385       2,751      2,751
                         Accrued interest                                                  61          61          92         92
                         Long-term debt (including amounts due within one year)         2,174       2,078       3,443      3,353
                         Preferred stock of subsidiary                                    175         184         176        184
                                                                                      --------    --------    --------    --------
                               Total financial liabilities                           $  5,875    $  5,788    $  6,462   $  6,380
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

                        Income taxes receivable from/payable to the U. S. Steel Group - At December 31, 2000 and 1999, amounts receivable or payable for income taxes were included in the balance sheet as follows:

                        (In millions)                                                 December 31             2000         1999
                        ----------------------------------------------------------------------------------------------------------
                        Current:
                         Receivables                                                                      $       4     $      1
                         Income taxes payable                                                                   364           97
                        Noncurrent:
                         Deferred credits and other liabilities                                                  97           97
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

                                                                                   Recognized
                                              Fair                 Carrying          Trading          Recorded
                                              Value                 Amount           Gain or          Deferred         Aggregate
                                             Assets                 Assets         (Loss) for          Gain or         Contract
(In millions)                             (Liabilities)/(a)(b)/  (Liabilities)     the Year           (Loss)           Values/(c)/
----------------------------------------------------------------------------------------------------------------------------------
December 31, 2000:
  Exchange-traded commodity futures:
   Trading                                  $      -              $      -          $    (19)        $      -       $         -
   Other than trading                              -                     -                 -                7               897
  Exchange-traded commodity options:
   Trading                                         -                     -                 -                -                 -
   Other than trading                             (6)/(d)/              (6)                -               (1)              971
  OTC commodity swaps/(e)/:
   Trading                                         -                     -                 -                -                 -
   Other than trading                             35/(f)/               35                 -               25               408
  OTC commodity options:
   Trading                                         -                     -                 -                -                 -
   Other than trading                            (52)/(g)/             (52)                -              (40)               94
                                             --------              --------          --------         --------          --------
      Total commodities                     $    (23)             $    (23)         $    (19)        $     (9)      $     2,370
                                             ========              ========          ========         ========          ========
  Forward exchange contracts/(h)/:
      - receivable                          $     14              $     14          $      -         $      -       $        14
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999:
  Exchange-traded commodity futures:
   Trading                                  $      -              $      -          $      4         $      -       $         8
   Other than trading                              -                     -                 -               28               344
  Exchange-traded commodity options:
   Trading                                         -                     -                 4                -               179
   Other than trading                             (6)/(d)/              (6)                -              (10)            1,262
  OTC commodity swaps:
   Trading                                         -                     -                 -                -                 -
   Other than trading                              3/(f)/                3                 -                2               156
  OTC commodity options:
   Trading                                         -                     -                 -                -                 -
   Other than trading                              4/(g)/                4                 -                5               238
                                             --------              --------          --------         --------          --------
      Total commodities                     $      1              $      1          $      8         $     25       $     2,187
                                             ========              ========          ========         ========          ========
  Forward exchange contracts:
      - receivable                          $     52              $     52          $      -         $      -       $        51
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

Selected Quarterly Financial Data (Unaudited)

                                                   2000                                               1999
                              --------------------------------------------------   -----------------------------------------------
(In millions, except per
share data)                    4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.     1st Qtr.
----------------------------------------------------------------------------------------------------------------------------------
Revenues and other income:
  Revenues/(a)/                $ 8,899     $ 9,169      $ 8,680      $ 7,739       $7,250      $ 6,312     $ 5,324     $ 4,704
  Other income (loss)             (833)         59           30          116           45           27          34          11
                                -------     -------      -------      -------      -------      -------     -------     -------
      Total                      8,066       9,228        8,710        7,855        7,295        6,339       5,358       4,715
Income (loss) from operations     (466)        729          860          525          350          561         399         403
  Includes:
    Joint venture
      formation charges           (931)          -            -            -            -            -           -           -
    Inventory market
      valuation credits              -           -            -            -            -          136          66         349
Net income (loss)                 (310)        121          367          254          171          230         134         119
----------------------------------------------------------------------------------------------------------------------------------
Marathon Stock data:
--------------------
Net income (loss) per share -
  Basic and diluted            $ (1.00)    $   .38      $  1.18      $   .81       $  .55      $   .74     $   .43     $   .38
Dividends paid per share           .23         .23          .21          .21          .21          .21         .21         .21
Price range of Marathon
  Stock/(b)/:
  - Low                             25-1/4      23-1/2       22-13/16     20-11/16     23-5/8       28- 1/2     25-13/16    19-5/8
  - High                            30-3/8      29-5/8       29-3/16      27-1/2       30-5/8       33-7/8      32-3/4      31-3/8
----------------------------------------------------------------------------------------------------------------------------------

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



Principal Unconsolidated Investees (Unaudited)

                                                                          December 31, 2000
               Company                                  Country               Ownership                     Activity
----------------------------------------------------------------------------------------------------------------------------------
CLAM Petroleum B.V.                                  Netherlands                 50%                 Oil & Gas Production
Kenai LNG Corporation                                United States               30%                 Natural Gas Liquification
LOCAP, Inc.                                          United States               50% /(a)/           Pipeline & Storage Facilities
LOOP LLC                                             United States               47% /(a)/           Offshore Oil Port
Manta Ray Offshore Gathering Company, LLC            United States               24%                 Natural Gas Transmission
Minnesota Pipe Line Company                          United States               33% /(a)/           Pipeline Facility
Nautilus Pipeline Company, LLC                       United States               24%                 Natural Gas Transmission
Odyssey Pipeline LLC                                 United States               29%                 Pipeline Facility
Poseidon Oil Pipeline Company, LLC                   United States               28%                 Crude Oil Transportation
----------------------------------------------------------------------------------------------------------------------------------

(a)  Represents the ownership of MAP.



Supplementary Information on Oil and Gas Producing Activities (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-33 through U-38.

                        Five-Year Operating Summary

                                                                                   2000       1999       1998     1997      1996
                        --------------------------------------------------------------------------------------------------------
                        Net Liquid Hydrocarbon Production (thousands of barrels
                         per day)
                         United States (by region)
                           Alaska                                                      -         -         -         -         8
                           Gulf Coast                                                 62        74        55        29        30
                           Southern                                                    5         5         6         8         9
                           Central                                                     4         4         4         5         4
                           Mid-Continent                                              34        38        44        46        45
                           Rocky Mountain                                             26        24        26        27        26
                                                                                  ----------------------------------------------
                              Total United States                                    131       145       135       115       122
                                                                                  ----------------------------------------------
                         International
                           Canada                                                     19        17         6         -         -
                           Egypt                                                       1         5         8         8         8
                           Gabon                                                      16         9         5         -         -
                           Norway                                                      -         -         1         2         3
                           United Kingdom                                             29        31        41        39        48
                                                                                  ----------------------------------------------
                              Total International                                     65        62        61        49        59
                                                                                  ----------------------------------------------
                               Consolidated                                          196       207       196       164       181
                         Equity investee/(a)/                                         11         1         -         -         -
                                                                                  ----------------------------------------------
                                 Total                                               207       208       196       164       181
                         Natural gas liquids included in above                        22        19        17        17        17
                        --------------------------------------------------------------------------------------------------------
                        Net Natural Gas Production (millions of cubic
                         feet per day)
                         United States (by region)
                           Alaska                                                    160       148       144       151       145
                           Gulf Coast                                                 88       107        84        78        88
                           Southern                                                  147       178       208       189       161
                           Central                                                   156       134       117       119       109
                           Mid-Continent                                             133       129       125       125       122
                           Rocky Mountain                                             47        59        66        60        51
                                                                                  ----------------------------------------------
                              Total United States                                    731       755       744       722       676
                                                                                  ----------------------------------------------
                         International
                           Canada                                                    143       150        65         -         -
                           Egypt                                                       -        13        16        11        13
                           Ireland                                                   115       132       168       228       259
                           Norway                                                      -        26        27        54        87
                           United Kingdom - equity                                   212       168       165       130       140
                                          - other/(b)/                                11        16        23        32        32
                                                                                  ----------------------------------------------
                              Total International                                    481       505       464       455       531
                                                                                  ----------------------------------------------
                               Consolidated                                        1,212     1,260     1,208     1,177     1,207
                         Equity investee/(c)/                                         29        36        33        42        45
                                                                                  ----------------------------------------------
                                 Total                                             1,241     1,296     1,241     1,219     1,252
                        --------------------------------------------------------------------------------------------------------
                        Average Sales Prices
                         Liquid Hydrocarbons (dollars per barrel)/(d)(e)/
                           United States                                         $ 25.11    $15.44    $10.42    $16.88    $18.58
                           International                                           26.54     16.90     12.24     18.77     20.34
                         Natural Gas (dollars per thousand cubic feet)/(d)(e)/
                           United States                                         $  3.30    $ 1.90    $ 1.79    $ 2.20    $ 2.09
                           International                                            2.76      1.90      1.94      2.00      1.97
                        --------------------------------------------------------------------------------------------------------
                        Net Proved Reserves at year-end (developed and
                         undeveloped)
                         Liquid Hydrocarbons (millions of barrels)
                           United States                                             458       520       549       590       570
                           International                                             259       277       316       187       203
                                                                                  ----------------------------------------------
                              Consolidated                                           717       797       865       777       773
                           Equity investee/(a)/                                        -        77        80        82         -
                                                                                  ----------------------------------------------
                                 Total                                               717       874       945       859       773
                         Developed reserves as % of total net reserves                76%       81%       71%       77%       80%
                        --------------------------------------------------------------------------------------------------------
                         Natural Gas (billions of cubic feet)
                           United States                                           1,914     2,057     2,163     2,232     2,251
                           International                                           1,091     1,607     1,796     1,071     1,199
                                                                                  ----------------------------------------------
                              Consolidated                                         3,005     3,664     3,959     3,303     3,450
                           Equity investee/(c)/                                       89       123       110       111       132
                                                                                  ----------------------------------------------
                                 Total                                             3,094     3,787     4,069     3,414     3,582
                         Developed reserves as % of total net reserves                78%       75%       79%       83%       83%
                        --------------------------------------------------------------------------------------------------------

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

                        Five-Year Operating Summary  continued

                                                                                2000/(a)/   1999/(a)/  1998/(a)/   1997      1996
                        ---------------------------------------------------------------------------------------------------------
                        U.S. Refinery Operations (thousands of barrels
                         per day)
                         In-use crude oil capacity at year-end                       935       935        935      575        570
                         Refinery runs - crude oil refined                           900       888        894      525        511
                                       - other charge and blend stocks               141       139        127       99         96
                         In-use crude oil capacity utilization rate                   96%       95%        96%      92%        90%
                        ---------------------------------------------------------------------------------------------------------
                        Source of Crude Processed (thousands of barrels
                         per day)
                         United States                                               400       349        317      202        229
                         Canada                                                      102        92         98       24         18
                         Middle East and Africa                                      346       363        394      241        193
                         Other International                                          52        84         85       58         73
                                                                                  -----------------------------------------------
                              Total                                                  900       888        894      525        513
                        ---------------------------------------------------------------------------------------------------------
                        Refined Product Yields (thousands of barrels
                         per day)
                         Gasoline                                                    552       566        545      353        345
                         Distillates                                                 278       261        270      154        155
                         Propane                                                      20        22         21       13         13
                         Feedstocks and special products                              74        66         64       36         35
                         Heavy fuel oil                                               43        43         49       35         30
                         Asphalt                                                      74        69         68       39         36
                                                                                  -----------------------------------------------
                              Total                                                1,041     1,027      1,017      630        614
                        ----------------------------------------------------------------------------------------------------------
                        Refined Products Yields (% breakdown)
                         Gasoline                                                     53%       55%        54%      56%        56%
                         Distillates                                                  27        25         27       24         25
                         Other products                                               20        20         19       20         19
                                                                                  -----------------------------------------------
                              Total                                                  100%      100%       100%     100%       100%
                        ---------------------------------------------------------------------------------------------------------
                        U.S. Refined Product Sales Volumes (thousands of
                         barrels per day)
                         Gasoline                                                    746       714        671      452        468
                         Distillates                                                 352       331        318      198        192
                         Propane                                                      21        23         21       12         12
                         Feedstocks and special products                              69        66         67       40         37
                         Heavy fuel oil                                               43        43         49       34         31
                         Asphalt                                                      75        74         72       39         35
                                                                                  -----------------------------------------------
                              Total                                                1,306     1,251      1,198      775        775
                         Matching buy/sell volumes included in above                  52        45         39       51         71
                        ---------------------------------------------------------------------------------------------------------
                        Refined Products Sales Volumes by Class of Trade
                         (as a % of total sales volumes)
                         Wholesale - independent private-brand
                                        marketers and consumers                       65%       66%        65%      61%        62%
                         Marathon and Ashland brand jobbers and dealers               12        11         11       13         13
                         Speedway SuperAmerica retail outlets                         23        23         24       26         25
                                                                                  -----------------------------------------------
                              Total                                                  100%      100%       100%     100%       100%
                        ---------------------------------------------------------------------------------------------------------
                        Refined Products (dollars per barrel)
                         Average sales price                                     $ 38.24   $ 24.59    $ 20.65  $ 26.38    $ 27.43
                         Average cost of crude oil throughput                      29.07     18.66      13.02    19.00      21.94
                        ---------------------------------------------------------------------------------------------------------
                        Petroleum Inventories at year-end (thousands of
                         barrels)
                         Crude oil, raw materials and natural gas liquids         33,720    34,255     35,630   19,351     20,047
                         Refined products                                         34,386    32,853     32,334   20,598     21,283
                        ---------------------------------------------------------------------------------------------------------
                        U.S. Refined Product Marketing Outlets at year-end
                         MAP operated terminals                                       91        93         88       51         51
                         Retail - Marathon and Ashland brand outlets               3,728     3,482      3,117    2,465      2,392
                                - Speedway SuperAmerica outlets                    2,242     2,433      2,257    1,544      1,592
                        ---------------------------------------------------------------------------------------------------------
                        Pipelines (miles of common carrier pipelines)/(b)/
                         Crude Oil - gathering lines                                 419       557      2,827    1,003      1,052
                                   - trunklines                                    4,623     4,720      4,859    2,665      2,665
                         Products  - trunklines                                    2,834     2,856      2,861    2,310      2,310
                                                                                  -----------------------------------------------
                              Total                                                7,876     8,133     10,547    5,978      6,027
                        ---------------------------------------------------------------------------------------------------------
                        Pipeline Barrels Handled (millions)/(c)/
                         Crude Oil - gathering lines                                22.7      30.4       47.8     43.9       43.2
                                   - trunklines                                    563.6     545.7      571.9    369.6      378.7
                         Products  - trunklines                                    329.7     331.9      329.7    262.4      274.8
                                                                                  -----------------------------------------------
                              Total                                                916.0     908.0      949.4    675.9      696.7
                        ---------------------------------------------------------------------------------------------------------
                        River Operations
                         Barges    - owned/leased                                    158       169        169        -          -
                         Boats     - owned/leased                                      6         8          8        -          -
                        ---------------------------------------------------------------------------------------------------------

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

Five-Year Financial Summary

(Dollars in millions, except as noted)                  2000         1999         1998         1997         1996
-------------------------------------------------------------------------------------------------------------------
Revenues and Other Income
 Revenues by product:
   Refined products                                   $ 22,514      $15,181      $12,852      $ 10,300     $ 10,437
   Merchandise                                           2,441        2,194        1,941         1,099        1,051
   Liquid hydrocarbons                                   6,856        4,587        5,023         2,755        3,166
   Natural gas                                           2,518        1,429        1,187         1,368        1,222
   Transportation and other products                       158          199          271           167          180
 Gain on ownership change in MAP                            12           17          245             -            -
 Other/(a)/                                               (640)         100          104            86           97
                                                      --------------------------------------------------------------
      Total revenues and other income/(b)/            $ 33,859      $23,707      $21,623      $ 15,775     $ 16,153
--------------------------------------------------------------------------------------------------------------------
Income From Operations
 Exploration and production (E&P)
   Domestic                                           $  1,115      $   494      $   190      $    500     $    547
   International                                           420          124           88           273          353
                                                      --------------------------------------------------------------
    Income for E&P reportable segment                    1,535          618          278           773          900
 Refining, marketing and transportation                  1,273          611          896           563          249
 Other energy related businesses                            38           61           33            48           57
                                                      --------------------------------------------------------------
    Income for reportable segments                       2,846        1,290        1,207         1,384        1,206
 Items not allocated to reportable segments:
   Administrative expenses                                (136)        (108)        (106)         (168)        (133)
   Joint venture formation charges                        (931)           -            -             -            -
   Inventory market valuation adjustments                    -          551         (267)         (284)         209
   Gain on ownership change & transition
    charges - MAP                                           12           17          223             -            -
   Int'l. & domestic oil & gas impairments &
    gas contract settlement                               (197)         (16)        (119)            -            -
   Other items                                              54          (21)           -             -           14
                                                      --------------------------------------------------------------
      Income from operations                             1,648        1,713          938           932        1,296
 Minority interest in income of MAP                        498          447          249             -            -
 Net interest and other financial costs                    236          288          237           260          305
 Provision for income taxes                                482          324          142           216          320
                                                      --------------------------------------------------------------
Income Before Extraordinary Loss                      $    432      $   654      $   310      $    456     $    671
 Per common share  - basic (in dollars)                   1.39         2.11         1.06          1.59         2.33
                   - diluted (in dollars)                 1.39         2.11         1.05          1.58         2.31
--------------------------------------------------------------------------------------------------------------------
Net Income                                            $    432      $   654      $   310      $    456     $    664
 Per common share  - basic (in dollars)                   1.39         2.11         1.06          1.59         2.31
                   - diluted (in dollars)                 1.39         2.11         1.05          1.58         2.29
--------------------------------------------------------------------------------------------------------------------
Balance Sheet Position at year-end
 Current assets                                       $  4,985      $ 4,081      $ 2,976      $  2,018     $  2,046
 Net property, plant and equipment                       9,375       10,293       10,429         7,566        7,298
 Total assets                                           15,232       15,674       14,544        10,565       10,151
 Short-term debt                                           228           48          191           525          323
 Other current liabilities                               3,784        3,096        2,419         1,737        1,819
 Long-term debt                                          1,937        3,320        3,456         2,476        2,642
 Minority interest in MAP                                1,840        1,753        1,590             -            -
 Common stockholders' equity                             4,845        4,800        4,312         3,618        3,340
   Per share (in dollars)                                15.70        15.38        13.95         12.53        11.62
--------------------------------------------------------------------------------------------------------------------
Cash Flow Data
 Net cash from operating activities                   $  3,158      $ 2,016      $ 1,642      $  1,246     $  1,503
 Capital expenditures                                    1,425        1,378        1,270         1,038          751
 Disposal of assets                                        539          356           65            60          282
 Dividends paid                                            274          257          246           219          201
--------------------------------------------------------------------------------------------------------------------
Employee Data/(c)/
 Marathon Group:
   Total employment costs                             $  1,474      $ 1,421      $ 1,054      $    854     $    790
   Average number of employees                          31,515       33,086       24,344        20,695       20,461
   Number of pensioners at year-end                      3,255        3,402        3,378         3,099        3,203
 Speedway SuperAmerica LLC (SSA):
  (Included in Marathon Group totals)
   Total employment costs                             $    489      $   452      $   283      $    263     $    241
   Average number of employees                          21,649       22,801       12,831        12,816       12,474
   Number of pensioners at year-end                        211          209          212           215          207
--------------------------------------------------------------------------------------------------------------------
Stockholder Data at year-end
 Number of common shares
  outstanding (in millions)                              308.3        311.8        308.5         288.8        287.5
 Registered shareholders (in thousands)                   65.0         71.4         77.3          84.0         92.1
 Market price of common stock                         $ 27.750      $24.688      $30.125      $ 33.750     $ 23.875
--------------------------------------------------------------------------------------------------------------------

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

Management's Discussion and Analysis of Income and Operations

                            Revenues and Other Income for each of the last three
                        years are summarized in the following table:

                        (Dollars in millions)                                                 2000          1999           1998
                        ---------------------------------------------------------------------------------------------------------
                        Exploration & production ("E&P")                                   $  4,694       $  3,105      $  2,090
                        Refining, marketing & transportation ("RM&T")/(a)/                   28,849         20,076        19,080
                        Other energy related businesses/(b)/                                  1,684            834           355
                                                                                           ---------      ---------     ---------
                           Revenues and other income of reportable segments                  35,227         24,015        21,525
                        Revenues and other income not allocated to segments:
                         Joint venture formation charges/(c)/                                  (931)             -             -
                         Gain on ownership change in MAP                                         12             17           245
                         Other/(d)/                                                             124            (36)           24
                        Elimination of intersegment revenues                                   (573)          (289)         (171)
                                                                                           ---------      ---------     ---------
                           Total Group revenues and other income                           $ 33,859       $ 23,707      $ 21,623
                                                                                           =========      =========     =========

                        Items included in both revenues and costs and expenses, resulting in no effect on income:

                        Consumer excise taxes on petroleum
                         products and merchandise                                          $  4,344       $  3,973      $  3,824

                        --------------------------------------------------------
                        /(a)/ Amounts include 100 percent of MAP.
                        /(b)/ Includes domestic natural gas and crude oil
                              marketing and transportation, and power
                              generation.
                        /(c)/ Represents a pretax charge related to the joint
                              venture formation between Marathon and Kinder Morgan Energy Partners, L.P.
                        /(d)/ Represents net gains/(losses) on certain asset
                              sales.

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

                            For additional discussion of revenues, see Note 10 to the Marathon Group Financial Statements.

                            Income from operations for each of the last three years is summarized in the following table:

                        (Dollars in millions)                                                2000          1999           1998
                        ---------------------------------------------------------------------------------------------------------
                        E&P
                         Domestic                                                          $  1,115        $   494      $    190
                         International                                                          420            124            88
                                                                                           ---------       --------     ---------
                           Income of E&P reportable segment                                   1,535            618           278
                        RM&T/(a)/                                                             1,273            611           896
                        Other energy related businesses                                          38             61            33
                                                                                           ---------       --------     ---------
                              Income for reportable segments                                  2,846          1,290         1,207
                        Items not allocated to reportable segments:
                           Joint venture formation charges/(b)/                                (931)             -             -
                           Administrative expenses/(c)/                                        (136)          (108)         (106)
                           IMV reserve adjustment/(d)/                                            -            551          (267)
                           Gain on ownership change & transition charges - MAP/(e)/              12             17           223
                           Impairment of oil and gas properties, assets held for sale,
                              and gas contract settlement/(f)/                                 (197)           (16)         (119)
                           Gain/(loss) on disposal of assets/(g)/                               124            (36)            -
                           Reorganization charges including pension settlement
                              (loss)/gain & benefit accruals/(h)/                               (70)            15             -
                                                                                           ---------       --------     ---------
                              Total income from operations                                 $  1,648        $ 1,713      $    938

                        --------------------------------------------------------
                        /(a)/ Amounts include 100 percent of MAP.
                        /(b)/ Represents a pretax charge related to the joint
                              venture formation between Marathon and Kinder Morgan Energy Partners, L.P.
                        /(c)/ Includes the portion of the Marathon Group's
                              administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
                        /(d)/ The inventory market valuation ("IMV") reserve
                              reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of the IMV, see Note 20 to the Marathon Group Financial Statements.
                        /(e)/ The gain on ownership change and one-time
                              transition charges in 1998 relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 5 to the Marathon Group Financial Statements.
                        /(f)/ Represents in 2000, an impairment of certain oil
                              and gas properties, primarily in Canada, and assets held for sale. Represents in 1999, an impairment of certain domestic properties. Represents in 1998, a write-off of certain non-revenue producing international investments and several exploratory wells which had encountered hydrocarbons but had been suspended pending further evaluation. It also includes in 1998 a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.
                        /(g)/ The net gain in 2000 represents a gain on the
                              disposition of Angus/Stellaria, a gain on the Sakhalin exchange, a gain on the sale of Speedway SuperAmerica LLC ("SSA") non-core stores, and a loss on the sale of the Howard Glasscock field. The net loss in 1999 represents a loss on the sale of Scurlock Permian LLC, certain domestic production properties, Carnegie Natural Gas Company and affiliated subsidiaries and a gain on certain Egyptian properties.
                        /(h)/ Amounts in 2000 and 1999 represent pension
                              settlement gains/(losses) and various benefit accruals resulting from retirement plan settlements, the voluntary early retirement program, and reorganization charges.

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

                                                          Average Volumes and Selling Prices
                                                                                             2000          1999           1998
                        ---------------------------------------------------------------------------------------------------------
                        (thousands of barrels per day)
                        Net liquids production/(a)/  - U.S.                                     131            145           135
                                                     - International/(b)/                        65             62            61
                                                                                           ---------      ---------     ---------
                                                     - Total consolidated                       196            207           196
                                                     - Equity investees/(c)/                     11              1             _
                                                                                           ---------      ---------     ---------
                                                     - Worldwide                                207            208           196
                        (millions of cubic feet per day)
                        Net natural gas production   - U.S.                                     731            755           744
                                                     - International - equity                   470            489           441
                                                     - International - other/(d)/                11             16            23
                                                                                           ---------      ---------     ---------
                                                     - Total consolidated                     1,212          1,260         1,208
                                                     - Equity investee/(e)/                      29             36            33
                                                                                           ---------      ---------     ---------
                                                     - Worldwide                              1,241          1,296         1,241
                       ----------------------------------------------------------------------------------------------------------
                        (dollars per barrel)
                        Liquid hydrocarbons/(a)(f)/  - U.S.                                $  25.11       $  15.44      $  10.42
                                                     - International                          26.54          16.90         12.24
                        (dollars per mcf)
                        Natural gas/(f)/             - U.S.                                $   3.30       $   1.90      $   1.79
                                                     - International - equity                  2.76           1.90          1.94
                        (thousands of barrels per day)
                        Refined products sold/(g)/                                            1,306          1,251         1,198
                           Matching buy/sell volumes included in above                           52             45            39
                       ----------------------------------------------------------------------------------------------------------

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

                        (Dollars in millions)                          2000          1999           1998
                        ----------------------------------------------------------------------------------
                        E&P
                         Domestic                                   $   2,229      $   3,435     $   3,688
                         International                                  2,924          2,987         3,027
                                                                    ---------      ---------     ---------
                           Total E&P                                    5,153          6,422         6,715
                        RM&T/(a)/                                       4,035          3,712         3,517
                        Other/(b)/                                        187            159           197
                                                                    ---------      ---------     ---------
                              Total                                 $   9,375      $  10,293     $  10,429
                        ----------------------------------------------------------------------------------

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

                            Capital expenditures for each of the last three
                        years are summarized in the following table:

                        (Dollars in millions)                                                 2000          1999           1998
                        ---------------------------------------------------------------------------------------------------------
                        E&P
                         Domestic                                                          $     516      $     356     $     652
                         International/(a)/                                                      226            388           187
                                                                                           ---------      ---------     ---------
                              Total E&P                                                          742            744           839
                        RM&T/(b)/                                                                656            612           410
                        Other/(c)/                                                                27             22            21
                                                                                           ---------      ---------     ---------
                              Total                                                        $   1,425      $   1,378     $   1,270
                        ---------------------------------------------------------------------------------------------------------

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

                            Costs incurred for the periods ended December 31,
                        2000, 1999 and 1998 relating to the development of proved undeveloped oil and gas reserves, including equity investees, were $316 million, $333 million, and $496 million, respectively. As of December 31, 2000, estimated future development costs relating to the development of proved undeveloped oil and gas reserves for the years 2001 through 2003 are projected to be $337 million, $115 million, and $97 million.

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

                        Management's Discussion and Analysis continued

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

                            Marathon Group environmental expenditures for each
                        of the last three years were/(a)/:

                        (Dollars in millions)                                                   2000        1999         1998
                        -----------------------------------------------------------------------------------------------------------
                        Capital                                                               $   73      $   46       $   83 /(b)/
                        Compliance
                         Operating & maintenance                                                 139         117          126
                         Remediation/(c)/                                                         30          25           10
                                                                                              ------      ------       ------
                              Total                                                           $  242      $  188       $  219
                        ------------------------------------------------------------------------------------------------------------

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

                        Outlook

                            This outlook is as of the original filing date of
                        March 12, 2001. For an updated outlook, see subsequent filings with the U.S. Securities and Exchange Commission.

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

                        Quantitative and Qualitative Disclosures About Market Risk continued

                            Sensitivity analyses of the incremental effects on
                        pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of December 31, 2000 and December 31, 1999, are provided in the following table:(a)

                        (Dollars in millions)
                        ------------------------------------------------------------------------------------------------------------
                                                                                               Incremental Decrease in
                                                                                              Pretax Income Assuming a
                                                                                                 Hypothetical Price
                                                                                                    Change of/(a)/
                                                                                         2000                       1999
                        Derivative Commodity Instruments                           10%           25%          10%          25%
                        ------------------------------------------------------------------------------------------------------------
                        Marathon Group/(b)(c)/:
                         Crude oil/(d)/
                           Trading                                              $      -     $     - /(e)/ $    1.3    $   7.7 /(e)/
                           Other than trading                                        9.1        27.2 /(e)/     16.5       54.0 /(e)/
                         Natural gas/(d)/
                           Trading                                                     -           - /(e)/        -          - /(f)/
                           Other than trading                                       20.2        50.6 /(e)/      4.7       16.8 /(f)/
                         Refined products/(d)/
                           Trading                                                     -           - /(e)/        -          - /(e)/
                           Other than trading                                        6.1        16.5 /(e)/      8.4       23.8 /(e)/
                        ------------------------------------------------------------------------------------------------------------

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

                        (Dollars in millions)
                        -----------------------------------------------------------------------------------------------------------
                        As of December 31,                                                 2000                     1999
                                                                                               Incremental              Incremental
                                                                                               Increase in              Increase in
                                                                                    Fair          Fair         Fair        Fair
                        Non-Derivative Financial Instruments/(a)/                Value/(b)/    Value/(c)/    Value/(b)/  Value/(c)/
                        -----------------------------------------------------------------------------------------------------------
                        Financial assets:
                         Investments and long-term receivables/(d)/              $     171    $       -      $   166       $    -
                        Financial liabilities:
                         Long-term debt/(e)(f)/                                  $   2,174    $      86      $ 3,443       $  144
                         Preferred stock of subsidiary/(g)/                            175           15          176           16
                                                                                 --------     --------       -------       ------
                              Total liabilities                                  $   2,349    $     101      $ 3,619       $  160
                        -----------------------------------------------------------------------------------------------------------

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

                      Selected Quarterly Financial Data..............................................................   S-22

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




                        PricewaterhouseCoopers LLP
                        600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 7, 2001

                        Statement of Operations

                        (Dollars in millions)                                                    2000         1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Revenues and other income:
                         Revenues                                                            $   6,090    $   5,536    $   6,378
                         Income (loss) from investees                                               (8)         (89)          46
                         Net gains on disposal of assets                                            46           21           54
                         Other income (loss)                                                         4            2           (1)
                                                                                              ---------    ---------    ---------
                              Total revenues and other income                                    6,132        5,470        6,477
                                                                                              ---------    ---------    ---------
                        Costs and expenses:
                         Cost of revenues (excludes items shown below)                           5,656        5,084        5,604
                         Selling, general and administrative expenses (credits) (Note 12)         (223)        (283)        (201)
                         Depreciation, depletion and amortization                                  360          304          283
                         Taxes other than income taxes                                             235          215          212
                                                                                              ---------    ---------    ---------
                              Total costs and expenses                                           6,028        5,320        5,898
                                                                                              ---------    ---------    ---------
                        Income from operations                                                     104          150          579
                        Net interest and other financial costs (Note 7)                            105           74           42
                                                                                              ---------    ---------    ---------
                        Income (loss) before income taxes and extraordinary losses                  (1)          76          537
                        Provision for income taxes (Note 15)                                        20           25          173
                                                                                              ---------    ---------    ---------
                        Income (loss) before extraordinary losses                                  (21)          51          364
                        Extraordinary losses (Note 6)                                                -            7            -
                                                                                              ---------    ---------    ---------
                        Net income (loss)                                                          (21)          44          364
                        Dividends on preferred stock                                                 8            9            9
                                                                                              ---------    ---------    ---------
                        Net income (loss) applicable to Steel Stock                          $     (29)   $      35    $     355
                       -----------------------------------------------------------------------------------------------------------

                        Income Per Common Share Applicable to Steel Stock

                                                                                                2000         1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Basic:
                         Income (loss) before extraordinary losses                           $    (.33)   $     .48    $    4.05
                         Extraordinary losses                                                        -          .08            -
                                                                                              ---------    ---------    ---------
                         Net income (loss)                                                   $    (.33)   $     .40    $    4.05
                        Diluted:
                         Income (loss) before extraordinary losses                           $    (.33)   $     .48    $    3.92
                         Extraordinary losses                                                        -          .08            -
                                                                                              ---------    ---------    ---------
                         Net income (loss)                                                   $    (.33)   $     .40    $    3.92
                       -----------------------------------------------------------------------------------------------------------

                       See Note 21, for a description and computation of income per common share. The accompanying notes are an integral part of these financial statements.

                        Balance Sheet

                        (Dollars in millions)                                         December 31           2000           1999
                       -----------------------------------------------------------------------------------------------------------
                        Assets

                        Current assets:
                         Cash and cash equivalents                                                        $     219    $      22
                         Receivables, less allowance for doubtful accounts
                           of $57 and $10                                                                       627          488
                         Receivables subject to a security interest (Note 11)                                   350          350
                         Income taxes receivable (Note 13)                                                      364           97
                         Inventories (Note 14)                                                                  946          743
                         Deferred income tax benefits (Note 15)                                                 201          281
                         Other current assets                                                                    10            -
                                                                                                           ---------    ---------
                              Total current assets                                                            2,717        1,981

                        Investments and long-term receivables,
                         less reserves of $38 and $3 (Notes 13 and 16)                                          536          572
                        Property, plant and equipment - net (Note 23)                                         2,739        2,516
                        Prepaid pensions (Note 12)                                                            2,672        2,404
                        Other noncurrent assets                                                                  47           52
                                                                                                           ---------    ---------
                              Total assets                                                                $   8,711    $   7,525
                       -----------------------------------------------------------------------------------------------------------
                        Liabilities

                        Current liabilities:
                         Notes payable                                                                    $      70    $       -
                         Accounts payable                                                                       760          757
                         Payroll and benefits payable                                                           202          322
                         Accrued taxes                                                                          173          177
                         Accrued interest                                                                        47           15
                         Long-term debt due within one year (Note 11)                                           139           13
                                                                                                           ---------    ---------
                              Total current liabilities                                                       1,391        1,284

                        Long-term debt (Note 11)                                                              2,236          902
                        Deferred income taxes (Note 15)                                                         666          348
                        Employee benefits (Note 12)                                                           1,767        2,245
                        Deferred credits and other liabilities                                                  483          441
                        Preferred stock of subsidiary (Note 10)                                                  66           66
                        USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
                         convertible debentures of USX (Note 18)                                                183          183

                        Stockholders' Equity (Note 19)

                        Preferred stock                                                                           2            3
                        Common stockholders' equity                                                           1,917        2,053
                                                                                                           ---------    ---------
                              Total stockholders' equity                                                      1,919        2,056
                                                                                                           ---------    ---------
                              Total liabilities and stockholders' equity                                  $   8,711    $   7,525
                       -----------------------------------------------------------------------------------------------------------

                       The accompanying notes are an integral part of these financial statements.

 Statement of Cash Flows


 (Dollars in millions)                                                   2000         1999         1998
 --------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents

 Operating activities:

 Net income (loss)                                                     $    (21)    $     44     $    364
 Adjustments to reconcile to net cash provided
  from (used in) operating activities:
    Extraordinary losses                                                      -            7            -
    Depreciation, depletion and amortization                                360          304          283
    Pensions and other postretirement benefits                             (847)        (256)        (215)
    Deferred income taxes                                                   389          107          158
    Net gains on disposal of assets                                         (46)         (21)         (54)
    Changes in:   Current receivables  - sold                                 -         (320)         (30)
                                       - operating turnover                (263)        (242)         232
                  Inventories                                               (63)         (14)           7
                  Current accounts payable and accrued expenses            (262)         239         (285)
    All other - net                                                         126           72          (80)
                                                                       --------     --------     --------
       Net cash provided from (used in) operating activities               (627)         (80)         380
                                                                       --------     --------     --------

 Investing activities:

 Capital expenditures                                                      (244)        (287)        (310)
 Acquisition of U. S. Steel Kosice s.r.o., net of cash acquired of $59      (10)           -
 Disposal of assets                                                          21           10           21
 Restricted cash - withdrawals                                                2           15           35
                 - deposits                                                  (2)         (17)         (35)
 Investees - investments                                                    (35)         (15)         (73)
           - loans and advances                                             (10)           -           (1)
 All other - net                                                              8            -           14
                                                                       --------     --------     --------
       Net cash used in investing activities                               (270)        (294)        (349)
                                                                       --------     --------     --------
 Financing activities (Note 10):

 Increase in U. S. Steel Group's portion of
  USX consolidated debt                                                   1,208          147           13
 Specifically attributed debt:
  Borrowings                                                                  -          350            -
  Repayments                                                                 (6)         (11)          (4)
 Steel Stock issued                                                           -            -           55
 Preferred stock repurchased                                                (12)          (2)          (8)
 Dividends paid                                                             (97)         (97)         (96)
                                                                       --------     --------     --------
       Net cash provided from (used in) financing activities              1,093          387          (40)
                                                                       --------     --------     --------
 Effect of exchange rate changes on cash                                      1            -            -
                                                                       --------     --------     --------
 Net increase (decrease) in cash and cash equivalents                       197           13           (9)

 Cash and cash equivalents at beginning of year                              22            9           18
                                                                       --------     --------     --------

 Cash and cash equivalents at end of year                              $    219     $     22     $      9
---------------------------------------------------------------------------------------------------------

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

                        Property, plant and equipment - Depreciation is generally computed on the straight-line method based upon estimated useful lives. The U. S. Steel Group's method of calculating depreciation for domestic steel producing assets modifies straight-line depreciation based on the level of production. The modification factors for domestic steel producing assets range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered to be the normal long-range level.
                             Depletion of mineral properties is based on rates
                        which are expected to amortize cost over the estimated tonnage of minerals to be removed.
                             The U. S. Steel Group evaluates impairment of its
                        long-lived assets on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.
                             When property, plant and equipment depreciated on
                        an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

                        Major maintenance activities - The U. S. Steel Group incurs planned major maintenance costs primarily for blast furnace relines. Such costs are separately capitalized in property, plant and equipment and are amortized over their estimated useful life, which is generally the period until the nest scheduled relines.

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

                        Postemployment benefits - The U. S. Steel Group recognizes an obligation to provide postemployment benefits, primarily for disability-related claims covering indemnity and medical payments to certain employees. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions, ___ including an appropriate discount rate, analogous to the required methodology for measuring pension and other postretirement benefit obligations. Actuarial gains and losses are deferred and amortized over future periods.

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

--------------------------------------------------------------------------------
5. Business Combination

                        On November 24, 2000, USX acquired U. S. Steel Kosice s.r.o. (USSK), which is located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The cash purchase price was $69 million. Additional payments to VSZ of not less than $25 million and up to $75 million are contingent upon the future performance of USSK. Additionally, $325 million of debt was included with the acquisition. The acquisition was accounted for under the purchase method of accounting. The 2000 results of operations include the operations of USSK from the date of acquisition.
                             Prior to this transaction, USX and VSZ were equal
                        partners in VSZ U. S. Steel s.r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK included VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS was accounted for under the purchase method of accounting. Previously, USX had accounted for its investment in VSZUSS under the equity method of accounting.
                             The following unaudited pro forma data for the U.
                        S. Steel Group includes the results of operations of USSK for 2000 and 1999, giving effect to the acquisition as if it had been consummated at the beginning of the years presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations. In addition, VSZ did not historically provide carve-out financial information for its steel operations in accordance with generally accepted accounting principles in the United States. Therefore, the U. S. Steel Group made certain estimates and assumptions regarding revenue and costs in the preparation of the following unaudited pro forma data.

                        (In millions)                         Year Ended December 31           2000           1999
                       -----------------------------------------------------------------------------------------------------------
                        Revenues and other income                                           $   7,094     $   6,472
                        Income before extraordinary loss                                           57            36
                        Net income                                                                 57            29
                       -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
6. Extraordinary Losses

                        In 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 63/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity. All shares were required for satisfaction of the indexed debt; therefore, none reverted back to USX.
                             As a result of the above transaction, USX recorded
                        in 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in net gains on disposal of assets. Since USX's investment in RTI was attributed to the U. S. Steel Group, the indexed debt was also attributed to the U. S. Steel Group.
                             In 1999, Republic Technologies International, LLC,
                        an equity investee of USX, recorded an extraordinary loss related to the early extinguishment of debt. As a result, the U. S. Steel Group recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.

--------------------------------------------------------------------------------
7. Other Items

                        (In millions)                                                              2000        1999        1998
                       ---------------------------------------------------------------------------------------------------------
                        Net interest and other financial costs

                           Interest and other financial income/(a)/:
                              Interest income                                                    $      3    $      1   $      5
                              Other                                                                     7           -          -
                                                                                                 --------    --------   --------
                                 Total                                                                 10           1          5
                                                                                                 --------    --------   --------
                           Interest and other financial costs/(a)/:
                              Interest incurred                                                        88          45         40
                              Less interest capitalized                                                 3           6          6
                                                                                                 --------    --------   --------
                               Net interest                                                            85          39         34
                              Interest on tax issues                                                   11          15         16
                              Financial costs on trust preferred securities                            13          13         13
                              Financial costs on preferred stock of subsidiary                          5           5          5
                              Amortization of discounts                                                 1           1          2
                              Expenses on sales of accounts receivable                                  -          15         21
                              Adjustment to settlement value of indexed debt                            -         (13)       (44)
                                                                                                 --------    --------   --------
                                 Total                                                                115          75         47
                                                                                                 --------    --------   --------
                           Net interest and other financial costs/(a)/                           $    105    $     74   $     42
                       -----------------------------------------------------------------------------------------------------------
                       /(a)/ See Note 4, for discussion of USX net interest and other financial costs attributable to the U. S.
                             Steel Group.
                       -----------------------------------------------------------------------------------------------------------

                        Foreign currency transactions

                           For 2000, the aggregate foreign currency transaction gain included in determining net income was $7 million. There were no foreign currency transaction gains or losses in 1999 and 1998.

--------------------------------------------------------------------------------
8. Segment Information

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

                              The following represents the operations of the U.S. Steel Group:

                        (In millions)                                              Domestic Steel        USSK              Total
                       ---------------------------------------------------------------------------------------------------------
                        2000
                        Revenues and other income:
                         Customer                                                   $   5,981        $       92        $   6,073
                         Intergroup/(a)/                                                   17                 -               17
                         Equity in losses of unconsolidated investees                      (8)                -               (8)
                         Other                                                             50                 -               50
                                                                                    ---------        ----------        ---------
                            Total revenues and other income                         $   6,040        $       92        $   6,132
                                                                                    =========        ==========        =========
                        Segment income                                              $      23        $        2        $      25
                        Significant noncash items included in segment income -
                         Depreciation, depletion and amortization/(b)/                    285                 4              289
                        Capital expenditures                                              239                 5              244
                       ---------------------------------------------------------------------------------------------------------
                        1999
                        Revenues and other income:
                         Customer                                                   $   5,519        $        -        $   5,519
                         Intergroup/(a)/                                                   17                 -               17
                         Equity in losses of unconsolidated investees                     (43)                -              (43)
                         Other                                                             46                 -               46
                                                                                    ---------        ----------        ---------
                            Total revenues and other income                         $   5,539        $        -        $   5,539
                                                                                    =========        ==========        =========
                        Segment income                                              $      91        $        -        $      91
                        Significant noncash items included in segment income -
                         Depreciation, depletion and amortization                         304                 -              304
                        Capital expenditures/(c)/                                         286                 -              286
                       ---------------------------------------------------------------------------------------------------------
                        1998
                        Revenues and other income:
                         Customer                                                   $   6,374        $        -        $   6,374
                         Intergroup/(a)/                                                    2                 -                2
                         Equity in earnings of unconsolidated investees                    46                 -               46
                         Other                                                             55                 -               55
                                                                                    ---------        ----------        ---------
                            Total revenues and other income                         $   6,477        $        -        $   6,477
                                                                                    =========        ==========        =========
                        Segment income                                              $     517        $        -        $     517
                        Significant noncash items included in segment income -
                         Depreciation, depletion and amortization                         283                 -              283
                        Capital expenditures/(c)/                                         305                 -              305
                       ---------------------------------------------------------------------------------------------------------
                        /(a)/  Intergroup revenues and transfers were conducted under terms comparable to those with unrelated parties.
                        /(b)/  Difference between segment total and group total represents amounts for impairment of coal assets.
                        /(c)/  Differences  between  segment  total  and  group  total  represent  amounts  related  to  corporate administrative activities.

                            The following  schedules  reconcile  segment amounts to amounts  reported in the U. S. Steel Group's financial statements:

                        (In millions)                                                   2000             1999              1998
                       ----------------------------------------------------------------------------------------------------------
                        Revenues and Other Income:
                         Revenues and other income of reportable segments           $   6,132        $    5,539        $   6,477
                         Items not allocated to segments:
                           Impairment and other costs related to an
                            investment in an equity investee                                -               (47)               -
                           Loss on investment in RTI stock used
                            to satisfy indexed debt obligations                             -               (22)               -
                                                                                    ---------        ----------        ---------
                            Total Group revenues and other income                   $   6,132        $    5,470        $   6,477
                                                                                    =========        ==========        =========
                        Income:
                         Income for reportable segments                             $      25        $       91        $     517
                         Items not allocated to segments:
                           Impairment of coal assets                                      (71)                -                -
                           Impairment and other costs related to an
                            investment in an equity investee                                -               (47)               -
                           Loss on investment in RTI stock used
                            to satisfy indexed debt obligations                             -               (22)               -
                           Administrative expenses                                        (25)              (17)             (24)
                           Net pension credits                                            266               228              186
                           Costs related to former businesses activities                  (91)              (83)            (100)
                                                                                    ---------        ----------        ---------
                            Total Group income from operations                      $     104        $      150        $     579
                       ---------------------------------------------------------------------------------------------------------

                        Revenues by Product:

                        (In millions)                                                   2000             1999             1998
                       ---------------------------------------------------------------------------------------------------------
                        Sheet and semi-finished steel products                      $   3,288        $    3,433        $   3,598
                        Tubular, plate and tin mill products                            1,731             1,140            1,546
                        Raw materials (coal, coke and iron ore)                           626               549              744
                        Other/(a)/                                                        445               414              490
                       ---------------------------------------------------------------------------------------------------------

                        /(a)/ Includes revenue from the sale of steel production
                              by-products, engineering and consulting services, real estate development and resource management.

                        Geographic Area:

                              The information below summarizes the operations in
                        different geographic areas.

                                                                             Revenues and Other Income
                                                                  --------------------------------------------
                                                                     Within            Between
                                                                   Geographic        Geographic
                        (In millions)                 Year            Areas             Areas            Total       Assets/(a)/
                        --------------------------------------------------------------------------------------------------------
                        United States                 2000        $    6,027        $       -        $    6,027        $   2,745
                                                      1999             5,452                -             5,452            2,889
                                                      1998             6,460                -             6,460            3,043

                        Slovak Republic               2000                95                -                95              376
                                                      1999                 3                -                 3               60
                                                      1998                 6                -                 6               66

                        Other Foreign Countries       2000                10                -                10               10
                                                      1999                15                -                15                3
                                                      1998                11                -                11                3

                        Total                         2000        $    6,132        $       -        $    6,132        $   3,131
                                                      1999             5,470                -             5,470            2,952
                                                      1998             6,477                -             6,477            3,112
                        --------------------------------------------------------------------------------------------------------
                        /(a)/ Includes property, plant and equipment and investments.


--------------------------------------------------------------------------------------------------------------------------------
9. Supplemental Cash Flow Information

                        (In millions)                                                          2000          1999        1998
                        --------------------------------------------------------------------------------------------------------
                        Cash provided from (used in) operating activities included:
                         Interest and other financial costs paid
                           (net of amount capitalized)                                       $     (71)   $     (77)   $     (76)
                         Income taxes refunded (paid), including
                           settlements with the Marathon Group                                      81            3          (29)
                        --------------------------------------------------------------------------------------------------------
                        USX debt attributed to all groups - net:
                         Commercial paper:
                           Issued                                                            $   3,362    $   6,282    $       -
                           Repayments                                                           (3,450)      (6,117)           -
                         Credit agreements:
                           Borrowings                                                              437        5,529       17,486
                           Repayments                                                             (437)      (5,980)     (16,817)
                         Other credit arrangements - net                                           150          (95)          55
                         Other debt:
                           Borrowings                                                                -          319          671
                           Repayments                                                              (54)         (87)      (1,053)
                                                                                             ---------    ---------    ---------
                              Total                                                          $       8    $    (149)   $     342
                        --------------------------------------------------------------------------------------------------------
                         U. S. Steel Group activity                                          $   1,208    $     147    $      13
                         Marathon Group activity                                                (1,200)        (296)         329
                                                                                             ---------    ---------    ---------
                              Total                                                          $       8    $    (149)   $     342
                        --------------------------------------------------------------------------------------------------------
                        Noncash investing and financing activities:
                         Steel Stock issued for dividend reinvestment and
                           employee stock plans                                              $       5    $       2    $       2
                         Disposal of assets:
                           Deposit of RTI common shares in satisfaction of indexed debt              -           56            -
                           Interest in USS/Kobe contributed to Republic                              -           40            -
                           Other disposals of assets - notes or common stock received               14            1            2
                         Business combinations:
                           Acquisition of USSK:
                            Liabilities assumed                                                    568            -            -
                            Contingent consideration payable at present value                       21            -            -
                            Investee liabilities consolidated in step acquisition                    3            -            -
                           Other acquisitions:
                            Liabilities assumed                                                      -           26            -
                            Investee liabilities consolidated in step acquisition                    -           26            -
                        --------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. Financial Activities Attributed to Groups

                        The following is the portion of USX financial activities attributed to the U. S. Steel Group. These amounts exclude amounts specifically attributed to the U. S. Steel Group.

                                                                                       U. S. Steel Group     Consolidated USX/(a)/
                                                                                     --------------------    ---------------------
                        (In millions)                             December 31           2000       1999        2000        1999
                        ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                    $    171    $      1    $     364    $      9
                        Other noncurrent assets                                             3           1            7           8
                                                                                     --------    --------    ---------    --------
                           Total assets                                              $    174    $      2    $     371    $     17
                        ----------------------------------------------------------------------------------------------------------
                        Notes payable                                                $     70    $      -    $     150    $      -
                        Accrued interest                                                   45          13           95          95
                        Long-term debt due within one year (Note 11)                      130           7          277          54
                        Long-term debt (Note 11)                                        1,804         466        3,734       3,771
                        Preferred stock of subsidiary                                      66          66          250         250
                                                                                     --------    --------    ---------    --------
                           Total liabilities                                         $  2,115    $    552    $   4,506    $  4,170
                        ----------------------------------------------------------------------------------------------------------
                                                                                      U. S. Steel Group/(b)/    Consolidated USX
                                                                                      ----------------------  --------------------
                        (In millions)                                                 2000     1999     1998  2000    1999    1998
                        ----------------------------------------------------------------------------------------------------------
                        Net interest and other financial costs (Note 7)               $ 59     $ 39     $ 29  $309    $334    $324
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

--------------------------------------------------------------------------------
11. Long-Term Debt

                        The U. S. Steel Group's portion of USX's consolidated long-term debt is as follows:

                                                                                       U. S. Steel Group     Consolidated USX/(a)/
                                                                                     --------------------    ---------------------
                        (In millions)                             December 31           2000       1999        2000        1999
                        ----------------------------------------------------------------------------------------------------------
                        Specifically attributed debt/(b)/:
                         Receivables facility                                        $    350    $    350    $     350    $    350
                         Sale-leaseback financing and capital leases                       88          92           95         107
                         Other                                                              3           -            4           1
                                                                                     --------    --------    ---------    --------
                           Total                                                          441         442          449         458
                         Less amount due within one year                                    9           6           10           7
                                                                                     --------    --------    ---------    --------
                           Total specifically attributed long-term debt              $    432    $    436    $     439    $    451
                        ----------------------------------------------------------------------------------------------------------
                        Debt attributed to groups/(c)/                               $  1,946    $    477    $   4,036    $  3,852
                         Less unamortized discount                                         12           4           25          27
                         Less amount due within one year                                  130           7          277          54
                                                                                     --------    --------    ---------    --------
                           Total long-term debt attributed to groups                 $  1,804    $    466    $   3,734    $  3,771
                        ----------------------------------------------------------------------------------------------------------
                        Total long-term debt due within one year                     $    139    $     13    $     287    $     61
                        Total long-term debt due after one year                         2,236         902        4,173       4,222
                        ----------------------------------------------------------------------------------------------------------

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

                                                                                 Pension Benefits               Other Benefits
                                                                             -------------------------      ----------------------
                        (In millions)                                          2000           1999            2000          1999
                        ----------------------------------------------------------------------------------------------------------
                        Change in benefit obligations
                        Benefit obligations at January 1                     $  6,716        $ 7,549        $  1,896      $  2,113
                        Service cost                                               76             87              12            15
                        Interest cost                                             505            473             147           133
                        Plan amendments                                             -            381 /(a)/         -            14
                        Actuarial (gains) losses                                  430           (822)            260          (225)
                        Plan merger and acquisition                                 -             42               -             7
                        Settlements, curtailments and termination benefits          -           (207)              -             -
                        Benefits paid                                            (806)          (787)           (166)         (161)
                                                                             --------        -------        --------      --------
                        Benefit obligations at December 31                   $  6,921        $ 6,716        $  2,149      $  1,896
                        ----------------------------------------------------------------------------------------------------------
                        Change in plan assets
                        Fair value of plan assets at January 1               $  9,995        $10,243        $    281      $    265
                        Actual return on plan assets                              139            729              26             20
                        Acquisition                                                (1)            26               -              1
                        Employer contributions                                      -              -             576 /(b)/       34
                        Trustee distributions/(c)/                                (16)           (14)              -               -
                        Settlements paid                                            -           (207)              -              -
                        Benefits paid from plan assets                           (805)          (782)            (41)           (39)
                                                                             --------        -------        --------      --------
                        Fair value of plan assets at December 31             $  9,312        $ 9,995        $    842      $    281
                        ----------------------------------------------------------------------------------------------------------
                        Funded status of plans at December 31                $  2,391 /(d)/  $ 3,279 /(d)/  $ (1,307)     $ (1,615)
                        Unrecognized net gain from transition                      (2)           (69)              -             -
                        Unrecognized prior service cost                           719            817              12            19
                        Unrecognized actuarial gains                             (462)        (1,639)           (241)         (526)
                        Additional minimum liability                              (19)           (16)              -             -
                                                                             --------        -------        --------      --------
                        Prepaid (accrued) benefit cost                       $  2,627        $ 2,372        $ (1,536)     $ (2,122)
                        ----------------------------------------------------------------------------------------------------------
                        /(a)/ Results primarily from a five-year labor contract with the United Steelworkers of America ratified in
                              August 1999.
                        /(b)/ Includes contributions of $530 million to a Voluntary Employee Benefit Association trust, comprised of
                              $30 million in contractual requirements and an elective contribution of $500 million. Also includes a
                              $30 million elective contribution to the non-union retiree life insurance trust.
                        /(c)/ Represents transfers of excess pension assets to fund retiree health care benefits accounts under
                              Section 420 of the Internal Revenue Code.
                        /(d)/ Includes a plan that has accumulated benefit
                                obligations in excess of plan assets:
                                 Aggregate accumulated benefit obligations   $    (40)       $   (29)
                                 Aggregate projected benefit obligations          (49)           (39)
                                 Aggregate plan assets                              -              -
                        -----------------------------------------------------------------------------------------------------------

                                                                      Pension Benefits                     Other Benefits
                                                                --------------------------       -----------------------------------
                     (In millions)                              2000    1999         1998        2000        1999         1998
                     ---------------------------------------------------------------------------------------------------------------
                     Components of net periodic
                      benefit cost (credit)
                     Service cost                              $   76  $   87       $   71       $  12       $  15       $  15
                     Interest cost                                505     473          487         147         133         141
                     Expected return on plan assets              (841)   (781)        (769)        (24)        (21)        (21)
                     Amortization -net transition gain            (67)    (67)         (69)          -           -           -
                                  -prior service costs             98      83           72           4           4           4
                                  -actuarial (gains) losses       (44)      6            6         (29)        (12)        (16)
                     Multiemployer and other plans                  -       -            1           9 /(a)/     7 /(a)/    13 /(a)/
                     Settlement and termination (gains) losses      -     (35)/(b)/     10 /(b)/     -           -           -
                                                               ------  ------       ------       -----       -----       -----
                     Net periodic benefit cost (credit)        $ (273) $ (234)      $ (191)      $ 119       $ 126       $ 136
                     ---------------------------------------------------------------------------------------------------------------

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

                                                                                   Pension Benefits          Other Benefits
                                                                                ---------------------     ---------------------
                                                                                   2000        1999         2000        1999
                     ----------------------------------------------------------------------------------------------------------
                     Weighted average actuarial assumptions at December 31:
                     Discount rate                                                   7.5%       8.0%         7.5%        8.0%
                     Expected annual return on plan assets                           8.9%       8.5%         8.5%        8.5%
                     Increase in compensation rate                                   4.0%       4.0%         4.0%        4.0%
                     ----------------------------------------------------------------------------------------------------------

                          For measurement purposes, a 7.5% annual rate of
                     increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2006 and remain at that level thereafter.
                          A one-percentage-point change in assumed health
                     care cost trend rates would have the following effects:

                                                                                              1-Percentage-      1-Percentage-
                     (In millions)                                                           Point Increase     Point Decrease
                     ----------------------------------------------------------------------------------------------------------
                     Effect on total of service and interest cost components                    $    16            $   (14)
                     Effect on other postretirement benefit obligations                             177               (151)
                     ----------------------------------------------------------------------------------------------------------

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

                     Income taxes receivable from/payable to the Marathon Group - At December 31, 2000 and 1999, amounts receivable or payable for income taxes were included in the balance sheet as follows:

                     (In millions)                                                 December 31             2000         1999
                     ----------------------------------------------------------------------------------------------------------
                     Current:
                      Income tax receivable                                                            $     364    $      97
                      Accounts payable                                                                         4            1
                     Noncurrent:
                      Investments and long-term receivables                                                   97           97
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

--------------------------------------------------------------------------------
14. Inventories

                        (In millions)                                                 December 31           2000           1999
                       -----------------------------------------------------------------------------------------------------------
                        Raw materials                                                                     $     214    $     101
                        Semi-finished products                                                                  429          392
                        Finished products                                                                       210          193
                        Supplies and sundry items                                                                93           57
                                                                                                          ---------    ---------
                              Total                                                                       $     946    $     743
                       ---------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
15. Income Taxes

                        Income tax provisions and related assets and liabilities attributed to the U. S. Steel Group are determined in accordance with the USX group tax allocation policy (Note 4).
                             Provisions (credits) for income taxes were:

                                                         2000                         1999                          1998
                                             --------------------------    -------------------------   -------------------------
                        (In millions)         Current  Deferred   Total     Current Deferred   Total    Current  Deferred  Total
                        --------------------------------------------------------------------------------------------------------
                        Federal               $ (357)  $  340   $  (17)    $  (84)  $   99   $   15     $   19   $  149    $ 168
                        State and local          (12)      49       37          1        8        9          3        9       12
                        Foreign                    -        -        -          1        -        1         (7)       -       (7)
                                              ------   ------   ------     ------   ------   ------     ------   ------    -----
                            Total             $ (369)  $  389   $   20     $  (82)  $  107   $   25     $   15   $  158    $ 173
                        --------------------------------------------------------------------------------------------------------

                             A reconciliation of federal statutory tax rate
                        (35%) to total provisions follows:

                        (In millions)                                                            2000         1999         1998
                        --------------------------------------------------------------------------------------------------------
                        Statutory rate applied to income before income taxes                 $       -    $      27    $     188
                        Excess percentage depletion                                                 (3)          (7)         (11)
                        Effects of foreign operations, including foreign tax credits                (5)          (2)         (11)
                        State and local income taxes after federal income tax effects               24            6            8
                        Credits other than foreign tax credits                                      (3)          (3)          (3)
                        Adjustments of prior years' federal income taxes                             5            -            -
                        Other                                                                        2            4            2
                                                                                             ---------    ---------    ---------
                              Total provisions                                               $      20    $      25    $     173
                        --------------------------------------------------------------------------------------------------------

                             Deferred tax assets and liabilities resulted from
                        the following:

                        (In millions)                                                 December 31             2000         1999
                        --------------------------------------------------------------------------------------------------------
                        Deferred tax assets:
                         Minimum tax credit carryforwards                                                  $     39     $    131
                         State tax loss carryforwards (expiring in 2001 through 2020)                            55           65
                         Employee benefits                                                                      782          998
                         Receivables, payables and debt                                                          52           68
                         Expected federal benefit for deducting state deferred income taxes                      16            -
                         Contingency and other accruals                                                          71           52
                         Other                                                                                    2           11
                         Valuation allowances - state                                                           (34)         (41)
                                                                                                           --------     --------
                              Total deferred tax assets/(a)/                                                    983        1,284
                                                                                                           --------     --------
                        Deferred tax liabilities:
                         Property, plant and equipment                                                          248          274
                         Prepaid pensions                                                                     1,046          921
                         Inventory                                                                               15           16
                         Investments in subsidiaries and equity investees                                        82           96
                         Other                                                                                   61           44
                                                                                                          ---------    ---------
                              Total deferred tax liabilities                                                  1,452        1,351
                                                                                                          ---------    ---------
                               Net deferred tax liabilities                                               $     469    $      67
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

--------------------------------------------------------------------------------
16. Investments and Long-Term Receivables

                        (In millions)                                                 December 31             2000         1999
                        --------------------------------------------------------------------------------------------------------
                        Equity method investments                                                         $     325    $     397
                        Other investments                                                                        67           39
                        Receivables due after one year                                                            5           11
                        Income taxes receivable                                                                  97           97
                        Deposits of restricted cash                                                               3            2
                        Other                                                                                    39           26
                                                                                                          ---------    ---------
                              Total                                                                       $     536    $     572
                       ---------------------------------------------------------------------------------------------------------

                             Summarized financial information of investees
                        accounted for by the equity method of accounting follows:

                        (In millions)                                                            2000         1999         1998
                        --------------------------------------------------------------------------------------------------------
                        Income data - year:
                         Revenues and other income                                           $   3,484    $   3,027    $   3,163
                         Operating income (loss)                                                   112          (57)         193
                         Net income (loss)                                                        (166)        (193)          97
                       ---------------------------------------------------------------------------------------------------------
                        Balance sheet data - December 31:
                         Current assets                                                      $     911    $     995
                         Noncurrent assets                                                       2,196        2,402
                         Current liabilities                                                     1,171        1,181
                         Noncurrent liabilities                                                  1,307        1,251
                       ---------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
17. Leases

                        Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                           Capital       Operating
                        (In millions)                                                                      Leases         Leases
                       -----------------------------------------------------------------------------------------------------------
                        2001                                                                              $      11      $    79
                        2002                                                                                     11           56
                        2003                                                                                     11           40
                        2004                                                                                     11           37
                        2005                                                                                     11           29
                        Later years                                                                              84           64
                        Sublease rentals                                                                          -          (62)
                                                                                                          ---------      -------
                               Total minimum lease payments                                                     139      $   243
                                                                                                                         =======
                        Less imputed interest costs                                                              51
                                                                                                          ---------
                               Present value of net minimum lease payments
                                 included in long-term debt                                               $      88
                       -----------------------------------------------------------------------------------------------------------

                             Operating lease rental expense:

                        (In millions)                                                            2000         1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Minimum rental                                                        $    132     $    124     $    131
                        Contingent rental                                                           17           18           19
                        Sublease rentals                                                            (6)          (6)          (7)
                                                                                              --------     --------     --------
                              Net rental expense                                              $    143     $    136     $    143
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

--------------------------------------------------------------------------------
19. Stockholders' Equity

                        (In millions, except per share data)                                     2000         1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Preferred stock:
                         Balance at beginning of year                                        $       3    $       3    $       3
                         Repurchased                                                                (1)           -            -
                                                                                             ---------    ---------    ---------
                         Balance at end of year                                              $       2    $       3    $       3
                       -----------------------------------------------------------------------------------------------------------
                        Common stockholders' equity:
                         Balance at beginning of year                                        $   2,053    $   2,090    $   1,779
                         Net income (loss)                                                         (21)          44          364
                         Repurchase of 6.50% preferred stock                                       (11)          (2)          (8)
                         Steel Stock issued                                                          6            2           59
                         Dividends on preferred stock                                               (8)          (9)          (9)
                         Dividends on Steel Stock (per share $1.00)                                (89)         (88)         (88)
                         Deferred compensation                                                      (3)           1            -
                         Accumulated other comprehensive income (loss)/(a)/:
                           Foreign currency translation adjustments                                (13)          (5)          (5)
                           Minimum pension liability adjustments (Note 12)                           3           20           (2)
                                                                                             ---------    ---------    ---------
                         Balance at end of year                                              $   1,917    $   2,053    $   2,090
                       -----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                           $   1,919    $   2,056    $   2,093
                       -----------------------------------------------------------------------------------------------------------

                        /(a)/ See page U-7 of the USX consolidated financial
                              statements relative to the annual activity of these adjustments. Total comprehensive income
                              (loss) for the U. S. Steel Group for the years 2000, 1999 and 1998 was $(31) million, $59 million and $357 million, respectively.

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

                                                                      2000                    1999                   1998
                                                                ------------------      -----------------      ------------------
                                                                Basic      Diluted      Basic     Diluted      Basic      Diluted
                                                                -----      -------      -----     -------      -----      -------
              Computation of Income Per Share
              -------------------------------
              Net income (loss) (millions):
               Income (loss) before extraordinary losses      $    (21)   $   (21)   $     51    $     51    $    364   $     364
               Dividends on preferred stock                          8          8           9           9           9           -
               Extraordinary losses                                  -          -           7           7           -           -
                                                              --------    -------    --------    --------    --------   ---------
               Net income (loss) applicable to Steel Stock         (29)       (29)         35          35         355         364
               Effect of dilutive securities -
                 Trust preferred securities                          -          -           -           -           -           8
                                                              --------    -------    --------    --------    --------   ---------
                    Net income (loss) assuming conversions    $    (29)   $   (29)   $     35    $     35    $    355   $     372
                                                              ========    =======    ========    ========    ========   =========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding      88,613     88,613      88,392      88,392      87,508      87,508
               Effect of dilutive securities:
                 Trust preferred securities                          -          -           -           -           -       4,256
                 Preferred stock                                     -          -           -           -           -       3,143
                 Stock options                                       -          -           -           4           -          36
                                                              --------    -------    --------    --------    --------   ---------
                    Average common shares and dilutive effect   88,613     88,613      88,392      88,396      87,508      94,943
                                                              ========    =======    ========    ========    ========   =========
              Per share:
               Income (loss) before extraordinary losses      $   (.33)   $  (.33)   $    .48    $    .48    $   4.05   $    3.92
               Extraordinary losses                                  -          -         .08         .08           -           -
                                                              --------    -------    --------    --------    --------   ---------
               Net income (loss)                              $   (.33)   $  (.33)   $    .40    $    .40    $   4.05   $    3.92
                                                              ========    =======    ========    ========    ========   =========

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

--------------------------------------------------------------------------------
23. Property, Plant and Equipment

                        (In millions)                                                 December 31             2000         1999
                       -----------------------------------------------------------------------------------------------------------
                        Land and depletable property                                                      $     161    $     152
                        Buildings                                                                               602          484
                        Machinery and equipment                                                               8,409        8,007
                        Leased assets                                                                            98          105
                                                                                                          ---------    ---------
                              Total                                                                           9,270        8,748
                        Less accumulated depreciation, depletion and amortization                             6,531        6,232
                                                                                                          ---------    ---------
                              Net                                                                         $   2,739    $   2,516
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

                                                                                  Fair           Carrying     Recorded
                                                                                  Value           Amount      Deferred    Aggregate
                                                                                 Assets           Assets       Gain or    Contract
                        (In millions)                                       (Liabilities)/(a)/ (Liabilities)    (Loss)   Values/(b)/
                        ----------------------------------------------------------------------------------------------------------
                        December 31, 2000:
                         OTC commodity swaps - other than trading/(c)/            $    -          $    -       $    -       $   18
                        ----------------------------------------------------------------------------------------------------------
                        December 31, 1999:
                         OTC commodity swaps - other than trading                 $    3          $    3       $    3       $   37
                       -----------------------------------------------------------------------------------------------------------
                       /(a)/   The fair value amounts are based on exchange-
                               traded index prices and dealer quotes.
                       /(b)/   Contract or notional amounts do not quantify risk
                               exposure, but are used in the calculation of cash
                               settlements under the contracts.
                       /(c)/   The OTC swap arrangements vary in duration with
                               certain contracts extending into 2001.

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

                                                                                              2000                   1999
                                                                                        -----------------      -----------------
                                                                                        Fair     Carrying      Fair     Carrying
                        (In millions)                    December 31                    Value     Amount       Value     Amount
                       ---------------------------------------------------------------------------------------------------------
                        Financial assets:
                         Cash and cash equivalents                                   $    219    $    219    $     22   $     22
                         Receivables (including intergroup receivables)                 1,341       1,341         935        935
                         Investments and long-term receivables                            137         137         122        122
                                                                                     --------    --------    --------   --------
                               Total financial assets                                $  1,697    $  1,697    $  1,079   $  1,079
                       ---------------------------------------------------------------------------------------------------------
                        Financial liabilities:
                         Notes payable                                               $     70    $     70    $      -   $      -
                         Accounts payable                                                 760         760         739        739
                         Accrued interest                                                  47          47          15         15
                         Long-term debt (including amounts due within one year)         2,375       2,287         835        823
                         Preferred stock of subsidiary and trust
                           preferred securities                                           182         249         232        249
                                                                                     --------    --------    --------   --------
                               Total financial liabilities                           $  3,434    $  3,413    $  1,821   $  1,826
                       ---------------------------------------------------------------------------------------------------------

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

Selected Quarterly Financial Data (Unaudited)

                                                     2000                                           1999
                              ------------------------------------------------  --------------------------------------------
(In millions, except per
     share data)              4th Qtr.       3rd Qtr.     2nd Qtr.    1st Qtr.   4th Qtr.   3rd Qtr.     2nd Qtr.   1st Qtr.
----------------------------------------------------------------------------------------------------------------------------
Revenues and other income:
  Revenues/(a)/               $ 1,417        $1,462        $1,629      $1,582     $1,492     $1,415        $1,344      $1,285
  Other income (loss)             (4)            13            27           6          8        (40)            1         (35)
                              ------         ------        ------      ------     ------     ------        ------      ------
      Total                    1,413          1,475         1,656       1,588      1,500      1,375         1,345       1,250
Income (loss)
  from operations               (159)            60           112          91         75        (26)          103          (2)
Income (loss) before
  extraordinary losses          (139)            19            56          43         34        (29)           55          (9)
Net income (loss)               (139)            19            56          43         34        (31)           55         (14)
------------------------------------------------------------------------------------------------------------------------------
Steel Stock data:
-----------------
Income (loss) before
  extraordinary losses
  applicable to Steel Stock   $ (141)        $    17       $   54      $   41     $   32     $  (31)       $   52      $  (11)
  - Per share: basic           (1.59)            .19          .62         .45        .35       (.35)          .60        (.13)
               diluted         (1.59)            .19          .62         .45        .35       (.35)          .59        (.13)
Dividends paid per share         .25             .25          .25         .25        .25        .25           .25         .25
Price range of Steel
 Stock/(b)/:
  - Low                           12-11/16        14-7/8       18-1/4      20-5/8     21-3/4     24-9/16       23-1/2       22-1/4
  - High                          18-5/16         19-11/16     26-7/8      32-15/16   33         30-1/16       34-1/4       29-1/8
------------------------------------------------------------------------------------------------------------------------------

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





Principal Unconsolidated Investees (Unaudited)

                                                                          December 31, 2000
               Company                                  Country               Ownership                   Activity
------------------------------------------------------------------------------------------------------------------------------------
Clairton 1314B Partnership, L.P.                     United States               10%                 Coke & Coke By-Products
Double Eagle Steel Coating Company                   United States               50%                 Steel Processing
PRO-TEC Coating Company                              United States               50%                 Steel Processing
Republic Technologies International, LLC             United States               16%                 Steel Products
Transtar, Inc.                                       United States               46%                 Transportation
USS-POSCO Industries                                 United States               50%                 Steel Processing
Worthington Specialty Processing                     United States               50%                 Steel Processing
------------------------------------------------------------------------------------------------------------------------------------




Supplementary Information on Mineral Reserves Other Than Oil and Gas
(Unaudited)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves Other Than Oil and Gas relating to the U. S. Steel Group, pages U-31 through U-33.

                        Five-Year Operating Summary

                        (Thousands of net tons, unless otherwise noted)       2000        1999       1998        1997       1996
                        ---------------------------------------------------------------------------------------------------------
                        Raw Steel Production
                         Gary, IN                                             6,610       7,102     6,468       7,428       6,840
                         Mon Valley, PA                                       2,683       2,821     2,594       2,561       2,746
                         Fairfield, AL                                        2,069       2,109     2,152       2,361       1,862
                         Kosice, Slovak Republic                                382          -          -           -           -
                                                                             ----------------------------------------------------
                               Total                                         11,744      12,032    11,214      12,350      11,448
                        ---------------------------------------------------------------------------------------------------------
                        Raw Steel Capability
                         Domestic Steel                                      12,800      12,800    12,800      12,800      12,800
                         U. S. Steel Kosice/(a)/                                467           -         -           -           -
                                                                             ----------------------------------------------------
                               Total                                         13,267      12,800    12,800      12,800      12,800
                               Total production as % of total capability       88.5        94.0      87.6        96.5        89.4
                        ---------------------------------------------------------------------------------------------------------
                        Hot Metal Production
                         Domestic Steel                                       9,904      10,344     9,743      10,591       9,716
                         U. S. Steel Kosice                                     340           -         -           -           -
                                                                             ----------------------------------------------------
                               Total                                         10,244      10,344     9,743      10,591       9,716
                        ---------------------------------------------------------------------------------------------------------
                        Coke Production
                         Domestic Steel/(b)/                                  5,003       4,619     4,835       5,757       6,777
                         U. S. Steel Kosice                                     188           -         -           -           -
                                                                             ----------------------------------------------------
                               Total                                          5,191       4,619     4,835       5,757       6,777
                        ---------------------------------------------------------------------------------------------------------
                        Iron Ore Pellets - Minntac, MN
                         Shipments                                           15,020      15,025    15,446      16,403      14,962
                        ---------------------------------------------------------------------------------------------------------
                        Coal Shipments                                        6,779       6,924     7,670       7,811       7,117
                        ---------------------------------------------------------------------------------------------------------
                        Steel Shipments by Product - Domestic Steel
                         Sheet and semi-finished steel products               7,409       8,114     7,608       8,170       8,677
                         Tubular, plate and tin mill products                 3,347       2,515     3,078       3,473       2,695
                                                                             ----------------------------------------------------
                               Total                                         10,756      10,629    10,686      11,643      11,372
                               Total as % of domestic steel industry            9.8        10.0      10.5        10.9        11.3
                        ---------------------------------------------------------------------------------------------------------
                        Steel Shipments by Product - U. S. Steel Kosice
                         Sheet and semi-finished steel products                 207           -         -           -           -
                         Tubular, plate and tin mill products                   110           -         -           -           -
                                                                             ----------------------------------------------------
                               Total                                            317           -         -           -           -
                        ---------------------------------------------------------------------------------------------------------
                        Steel Shipments by Market - Domestic Steel
                         Steel service centers                                2,315       2,456     2,563       2,746       2,831
                         Transportation                                       1,466       1,505     1,785       1,758       1,721
                         Further conversion:
                           Joint ventures                                     1,771       1,818     1,473       1,568       1,542
                           Trade customers                                    1,174       1,633     1,140       1,378       1,227
                         Containers                                             702         738       794         856         874
                         Construction                                           936         844       987         994         865
                         Oil, gas and petrochemicals                            973         363       509         810         746
                         Export                                                 544         321       382         453         493
                         All other                                              875         951     1,053       1,080       1,073
                                                                             ----------------------------------------------------
                               Total                                         10,756      10,629    10,686      11,643      11,372
                        ---------------------------------------------------------------------------------------------------------
                        Average Steel Price Per Ton
                         Domestic Steel                                        $450        $420      $469        $479        $467
                         U. S. Steel Kosice                                     269           -         -           -           -
                        ---------------------------------------------------------------------------------------------------------

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

                        Five-Year Financial Summary

                        (Dollars in millions, except as noted)       2000         1999          1998         1997         1996
                        ---------------------------------------------------------------------------------------------------------
                        Revenues and Other Income
                         Revenues by product:
                           Sheet and semi-finished
                             steel products                         $  3,288      $ 3,433      $ 3,598      $  3,923     $  3,774
                           Tubular, plate and tin mill products        1,731        1,140        1,546         1,793        1,671
                           Raw materials (coal, coke and iron ore)       626          549          744           796          824
                           Other/(a)/                                    445          414          490           517          466
                         Income (loss) from investees                     (8)         (89)          46            69           66
                         Net gains on disposal of assets                  46           21           54            57           16
                         Other income (loss)                               4            2           (1)            1           55
                                                                    -------------------------------------------------------------
                               Total revenues and other income/(b)/ $  6,132      $ 5,470      $ 6,477      $  7,156     $  6,872
                        ---------------------------------------------------------------------------------------------------------
                        Income From Operations
                         Segment income:
                           Domestic Steel/(b)/                      $     23      $    91      $   517      $    787     $    420
                           U. S. Steel Kosice                              2            -            -             -            -
                         Items not allocated to segments:
                           Net pension credits/(b)/                      266          228          186           144          158
                           Costs of former businesses                    (91)         (83)        (100)         (125)        (120)
                           Administrative expenses                       (25)         (17)         (24)          (33)         (28)
                           Other/(c)/                                    (71)         (69)           -             -           53
                                                                    -------------------------------------------------------------
                               Total income from operations              104          150          579           773          483
                         Net interest and other financial costs          105           74           42            87          116
                         Provision for income taxes                       20           25          173           234           92
                        ---------------------------------------------------------------------------------------------------------
                        Income (Loss) Before
                         Extraordinary Losses                       $    (21)     $    51      $   364      $    452     $    275
                         Per common share    - basic (in dollars)       (.33)         .48         4.05          5.24         3.00
                                             - diluted (in dollars)     (.33)         .48         3.92          4.88         2.95
                        Net Income (Loss)                           $    (21)     $    44      $   364      $    452     $    273
                         Per common share    - basic (in dollars)       (.33)         .40         4.05          5.24         2.98
                                             - diluted (in dollars)     (.33)         .40         3.92          4.88         2.95
                        ---------------------------------------------------------------------------------------------------------
                        Balance Sheet Position at year-end
                         Current assets                             $  2,717      $ 1,981      $ 1,275      $  1,531     $  1,428
                         Net property, plant and equipment             2,739        2,516        2,500         2,496        2,551
                         Total assets                                  8,711        7,525        6,749         6,694        6,580
                         Short-term debt                                 209           13           25            67           91
                         Other current liabilities                     1,182        1,271          991         1,267        1,208
                         Long-term debt                                2,236          902          464           456        1,014
                         Employee benefits                             1,767        2,245        2,315         2,338        2,430
                         Trust preferred securities and
                           preferred stock of subsidiary                 249          249          248           248           64
                         Common stockholders' equity                   1,917        2,053        2,090         1,779        1,559
                           Per share (in dollars)                      21.58        23.23        23.66         20.56        18.37
                        ---------------------------------------------------------------------------------------------------------
                        Cash Flow Data
                         Net cash from operating activities         $   (627)         (80)     $   380      $    476     $     92
                         Capital expenditures                            244          287          310           261          337
                         Disposal of assets                               21           10           21           420          161
                         Dividends paid                                   97           97           96            96          104
                        ---------------------------------------------------------------------------------------------------------
                        Employee Data
                         Total employment costs                     $  1,197/(d)/   1,148      $ 1,305      $  1,417     $  1,372
                         Average domestic employment cost
                           (dollars per hour)                          28.70        28.35        30.42         31.56        30.35
                         Average number of domestic employees         19,353       19,266       20,267        20,683       20,831
                         Number of U. S. Steel Kosice s.r.o.
                           employees at year-end                      16,244            -            -             -            -
                         Number of pensioners at year-end             94,339       97,102/(e)/  92,051        93,952       96,510
                        ---------------------------------------------------------------------------------------------------------
                        Stockholder Data at year-end
                         Number of common shares
                           outstanding (in millions)                    88.8         88.4         88.3          86.6         84.9
                         Registered shareholders (in thousands)         50.3         55.6         60.2          65.1         71.0
                         Market price of common stock               $ 18.000      $33.000      $23.000      $ 31.250     $ 31.375
                        ---------------------------------------------------------------------------------------------------------

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

                        Management's Discussion and Analysis

                            The U. S. Steel Group, through its Domestic Steel
                        segment, is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; coal mining; real estate development; and engineering and consulting services and, through its U. S. Steel Kosice ("USSK") segment, primarily located in the Slovak Republic, in the production and sale of steel mill products and coke for the central European market. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, Republic Technologies International, LLC ("Republic") and Rannila Kosice s.r.o. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.

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

Management's Discussion and Analysis of Income

                            Revenues and Other Income for each of the last three
                        years are summarized in the following table:

                        (Dollars in millions)                                                    2000         1999         1998
                        ---------------------------------------------------------------------------------------------------------
                        Revenues by product:
                         Sheet and semi-finished steel products                               $  3,288     $  3,433     $  3,598
                         Tubular, plate, and tin mill products                                   1,731        1,140        1,546
                         Raw materials (coal, coke and iron ore)                                   626          549          744
                         Other/(a)/                                                                445          414          490
                        Income (loss) from investees                                                (8)         (89)          46
                        Net gains on disposal of assets                                             46           21           54
                        Other income (loss)                                                          4            2           (1)
                                                                                              ---------    ---------    ---------
                           Total revenues and other income                                    $  6,132     $  5,470     $  6,477
                        ---------------------------------------------------------------------------------------------------------

                        /(a)/ Includes revenue from the sale of steel production
                              by-products, real estate development, resource management, and engineering and consulting services.

                            Total revenues and other income increased by $662
                        million in 2000 from 1999 primarily due to the consolidation of Lorain Tubular Company, LLC, ("Lorain Tubular") effective January 1, 2000, higher average realized prices, particularly tubular product prices, and lower losses from investees, which, in 1999, included a $47 million charge for the impairment of
                        U. S. Steel's previous investment in USS/Kobe Steel Company and costs related to the formation of Republic. Total revenues and other income in 1999 decreased by $1,007 million from 1998 primarily due to lower average realized prices and lower income from investees.

                        Management's Discussion and Analysis  continued

                            Income from operations for the U. S. Steel Group for
                        the last three years was:

                        (Dollars in millions)                                                    2000         1999         1998
                        ---------------------------------------------------------------------------------------------------------
                        Segment income for Domestic Steel/(a)/                                $     23     $     91     $    517
                        Segment income for U. S. Steel Kosice/(b)/                                   2            -            -
                                                                                              ---------    ---------    ---------
                              Income for reportable segments                                  $     25     $     91     $    517
                        Items not allocated to segments:
                         Net pension credits                                                       266          228          186
                         Administrative expenses                                                   (25)         (17)         (24)
                         Costs related to former business activities/(c)/                          (91)         (83)        (100)
                         Asset impairments  - Coal                                                 (71)           -            -
                         Impairment of USX's investment in USS/Kobe and costs
                           related to formation of Republic                                          -          (47)           -
                         Loss on investment in RTI stock used to satisfy indexed
                           debt obligations/(d)/                                                     -          (22)           -
                                                                                              ---------    ---------    ---------
                              Total income from operations                                    $    104     $    150     $    579
                        ---------------------------------------------------------------------------------------------------------

                        /(a)/ Includes income from the sale and domestic
                              production of steel mill products, coke and taconite pellets; the management of mineral resources; coal mining; real estate development and management; and engineering and consulting services.
                        /(b)/ Includes the sale and production of steel products
                              from facilities primarily located in the Slovak Republic commencing November 24, 2000. For further details, see Note 5 to the U. S. Steel Group Financial Statements.
                        /(c)/ Primarily represents postretirement costs other
                              than pension (OPEB costs) related to all retirees prior to January 1, 1987, and related to former employees and retirees from the businesses sold or closed after January 1, 1987. Also includes certain other expenses (primarily litigation and environmental remediation costs) associated to lines of business in which USX is no longer engaged as a result of sale or closure.
                        /(d)/ For further details, see Note 6 to the U. S. Steel
                              Group Financial Statements.

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

                        Segment income for U. S. Steel Kosice

                            USSK segment income for the period following the
                        November 24, 2000 acquisition through year-end 2000 was $2 million.

                        Management's Discussion and Analysis  continued

                        Items not allocated to segments

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

                            Administrative expenses are corporate general and
                        administrative costs allocated to the U. S. Steel Group by USX based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and revenues. The costs allocated to the U. S. Steel Group were $25 million in 2000, $17 million in 1999 and $24 million in 1998, which primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities. The increase from 1999 to 2000 primarily resulted from the nonrecurrence of favorable 1999 franchise tax settlements and employee compensation costs. The decrease from 1998 to 1999 was largely the result of lower franchise taxes, primarily due to settlements of prior years' taxes.

                            Cost related to former business activities increased
                        $8 million in 2000 from 1999 primarily due to higher litigation expenses. Costs related to former business activities decreased $17 million in 1999 from 1998 primarily due to lower litigation expenses and lower payments to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992.

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

                            Net interest and other financial costs for each of
                        the last three years are summarized in the following table:

                        (Dollars in millions)                                                   2000         1999         1998
                        ---------------------------------------------------------------------------------------------------------
                        Net interest and other financial costs                                $    105     $     74     $     42
                        Less:
                         Favorable adjustment to
                           carrying value of Indexed Debt/(a)/                                       -           13           44
                                                                                              ---------    ---------    ---------
                        Net interest and other financial costs
                           adjusted to exclude above item                                     $    105     $     87     $     86
                        ---------------------------------------------------------------------------------------------------------

                        /(a)/ In December 1996, USX issued $117 million of 6-
                              3/4% Exchangeable Notes Due February 1, 2000
                              ("Indexed Debt") indexed to the price of RTI common stock. The carrying value of Indexed Debt was adjusted quarterly to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment was credited to income and included in interest and other financial costs. For further discussion of Indexed Debt, see Note 6 to the U. S. Steel Group Financial Statements.

                            Adjusted net interest and other financial costs
                        increased $18 million in 2000 as compared with 1999, primarily due to higher average debt levels. Adjusted net interest and other financial costs were $87 million in 1999 as compared with $86 million in 1998.

                        Management's Discussion and Analysis  continued

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

                        Management's Discussion and Analysis  continued

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

                            Capital expenditures of $244 million in 2000
                        included exercising an early buyout option of a lease for approximately half of the Gary Works No. 2 Slab Caster; the continued replacement of coke battery thruwalls at Gary Works; installation of the remaining two coilers at Gary's hot strip mill; a blast furnace stove replacement at Gary Works; and the continuation of an upgrade to the Mon Valley cold reduction mill. Capital expenditures of $287 million in 1999 included the completion of the new 64" pickle line at Mon Valley Works; the replacement of one coiler at the Gary hot strip mill; an upgrade to the Mon Valley cold reduction mill; replacement of coke battery thruwalls at Gary Works; several projects at Gary Works allowing for production of specialized high strength steels, primarily for the automotive market; and completion of the conversion of the Fairfield pipemill to use rounds instead of square blooms. Capital expenditures of $310 million in 1998 included a reline of the Gary Works No. 6 blast furnace; an upgrade to the galvanizing line at Fairless Works; replacement of coke battery thruwalls at Gary Works; conversion of the Fairfield pipemill to use round instead of square blooms; and additional environmental expenditures primarily at Fairfield Works and Gary Works. Contract commitments for capital expenditures at year-end 2000 were $206 million, compared with $83 million at year-end 1999.

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

                        Management's Discussion and Analysis  continued

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

                            The U. S. Steel Group's environmental expenditures
                        for the last three years were/(a)/:

                        (Dollars in millions)                                                    2000         1999         1998
                        ---------------------------------------------------------------------------------------------------------
                        Capital                                                               $     18     $     32     $     49
                        Compliance
                         Operating & maintenance                                                   194          199          198
                         Remediation/(b)/                                                           18           22           19
                                                                                              ---------    ---------    ---------
                              Total U. S. Steel Group                                         $    230     $    253     $    266
                        ---------------------------------------------------------------------------------------------------------

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

                        Management's Discussion and Analysis  continued

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

                            For the U. S. Steel Group in 2000, domestic sheet
                        and semi-finished product shipments decreased 9% compared to 1999. In addition, higher natural gas prices increased production cost by approximately $70 million over 1999. Nevertheless, average realized steel prices were 7.1% higher in 2000 versus 1999 due primarily to a strong tubular market and a better product mix from including Lorain Tubular shipments, effective January 1, 2000. However, sheet prices deteriorated during the second half of the year to fourth quarter levels which were among the lowest in the last 20 years. By year-end, several competitors had filed for Chapter 11 bankruptcy, adding more uncertainty to already weak steel markets.

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

                        Management's Discussion and Analysis  continued

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

                        Management's Discussion and Analysis  continued

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

                        Outlook for 2001

                            This outlook is as of the original filing date of
                        March 12, 2001. For an updated outlook, see subsequent filings with the U.S. Securities and Exchange Commission.

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

                        Management's Discussion and Analysis  continued

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

                        Management's Discussion and Analysis  continued

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

                        (Dollars in millions)
                        -----------------------------------------------------------------------------------------------------------
                        As of December 31,                                                 2000                     1999
                                                                                               Incremental              Incremental
                                                                                               Increase in              Increase in
                                                                                    Fair          Fair         Fair        Fair
                        Non-Derivative Financial Instruments/(a)/                Value/(b)/   Value/(c)/   Value/(b)/   Value/(c)/
                        -----------------------------------------------------------------------------------------------------------
                        Financial assets:
                         Investments and long-term receivables/(d)/              $     137    $       -    $     122      $       -
                        Financial liabilities:
                         Long-term debt/(e)(f)/                                  $   2,375    $      80    $     835      $      20
                         Preferred stock of subsidiary/(g)/                             63            5           63              5
                         USX obligated mandatorily
                           redeemable convertible preferred
                           securities of a subsidiary trust/(g)/                       119           10          169             15
                                                                                 ---------    ---------    ---------      ---------
                              Total liabilities                                  $   2,557    $      95    $   1,067      $      40
                        -----------------------------------------------------------------------------------------------------------

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

     2. Financial Statement Schedules and Supplementary Data
           The financial statement Schedule II - Valuation and
           Qualifying Accounts is included on page 60. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

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

        Form 8-K dated November 29, 2000, reporting under Item 9.
        Regulation FD Disclosure, the press releases titled "Surma Named President of Marathon Ashland Petroleum LLC" and
        "Marathon Announces new Executive Vice President".

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

     C. Exhibits

Exhibit No.

     2. Plan of Acquisition, Reorganization, Arrangement
        Liquidation or Succession
          None

     3. Articles of Incorporation and By-Laws
        (a)  USX Restated Certificate of
          Incorporation dated May 1, 1999.......   Incorporated by reference to
                                                   Exhibit 3.1 to the USX Report
                                                   on Form 10-Q for the quarter
                                                   ended June 30, 1999.

        (b)  USX By-Laws, effective
             as of May 1, 1999..................   Incorporated by reference to
                                                   Exhibit 3.2 to the USX Report
                                                   on Form 10-Q for the quarter
                                                   ended June 30, 1999.

     4. Instruments Defining the Rights of Security Holders,
        Including Indentures
        (a)  Five-Year Credit Agreement dated
             as of November 30, 2000............

        (b)  Rights Agreement, dated as of
             September 28, 1999, between
             USX Corporation and ChaseMellon
             Shareholder Services, L.L.C.,
             as Rights Agent...................    Incorporated by reference to
                                                   Exhibit 4 to USX's Form 8-K
                                                   filed on September 28, 1999.

        (c)  Pursuant to 17 CFR 229.601(b)(4)(iii),
             instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of USX. USX hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

     10. Material Contracts

         (a)  USX 1990 Stock Plan,
              As Amended April 28, 1998..........   Incorporated by reference to
                                                    Annex II to the USX Proxy
                                                    Statement dated March 9,
                                                    1998.

         (b)  USX Annual Incentive Compensation
              Plan, As Amended July 25, 2000.....

         (c)  USX Senior Executive Officer Annual
              Incentive Compensation Plan,
              As Amended April 28, 1998..........   Incorporated by reference to
                                                    Annex I to the USX Proxy
                                                    Statement dated March 9,
                                                    1998.

         (d)  Marathon Oil Company Annual
              Incentive Compensation Plan, As
              Amended November 23, 1999..........   Incorporated by reference to
                                                    Exhibit 10(d) of USX Form
                                                    10-K for the year ended
                                                    December 31, 1999.

         (e)  USX Executive Management
              Supplemental Pension Program,
              As Amended January 1, 1999.........   Incorporated by reference to
                                                    Exhibit 10(e) of USX Form
                                                    10-K for the year ended
                                                    December 31, 1999.

         (f)  USX Supplemental Thrift Program,
              As Amended January 1, 1999.........   Incorporated by reference to
                                                    Exhibit 10(f) of USX Form
                                                    10-K for the year ended
                                                    December 31, 1999.

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

         (h)  Amendment No. 1 dated as of
              December 31, 1998 to the Put/Call,
              Registration Rights and Standstill
              Agreement of Marathon Ashland
              Petroleum LLC dated as of
              January 1, 1998....................   Incorporated by reference to
                                                    Exhibit 10.2 of USX Form 8-K
                                                    dated January 1, 1998, and
                                                    Exhibit 10(i) of USX Form
                                                    10-Q for the quarter ended
                                                    June 30, 1999.

         (i)  Form of Severance Agreements
              between the Corporation and
              Various Officers...................   Incorporated by reference to
                                                    Exhibit 10 of USX Form 10-Q
                                                    for the quarter ended
                                                    September 30, 1999.

         (j)  USX Deferred Compensation Plan
              For Non-Employee Directors
              Amended as of January 1, 1998......

         (k)  Agreement between Marathon
              Oil Company and Clarence P.
              Cazalot, Jr., executed
              February 28, 2000.................  Incorporated by reference to
                                                  Exhibit 10(k) of USX Form 10-K
                                                  for the year ended December
                                                  31, 1999.

         (l)  USX Non-Officer Restricted Stock
              Plan, effective January 30, 2001..

     12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     12.2   Computation of Ratio of Earnings to Fixed Charges

     21.    List of Significant Subsidiaries

     23.    Consent of Independent Accountants

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                             (Millions of Dollars)

                                                                   Additions
                                                     -------------------------------------
                                        Balance at    Charges to   Charges                                    Balance at
                                        Beginning     Costs and    to Other        Other                        End of
          Description                   of Period     Expenses     Accounts      Additions     Deductions/(a)/  Period
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
 Reserves deducted in the
 balance sheet from the assets
 to which they apply:
  Allowance for doubtful accounts         $   12      $   19       $      -      $   37/(b)/   $     8        $   60
  Inventory market valuation reserve           -           -              -           -              -             -
  Investments and long-term
   receivables reserve                         3           -             36/(c)/      -              1            38
  Tax valuation allowances:
   Federal                                    30           -              -           -             30             -
   State                                      52           -              -           -              2            50
   Foreign                                   282           -              -           -             30           252

Year ended December 31, 1999:
 Reserves deducted in the
 balance sheet from the assets
 to which they apply:
  Allowance for doubtful accounts         $   12      $    5       $      -      $    4/(d)/   $     9        $   12
  Inventory market valuation reserve         551           -              -           -            551             -
  Investments and long-term
    receivabless reserve                      10           -              -           -              7             3
  Tax valuation allowances:
    Federal                                   30           -              -           -              -            30
    State                                     52           -              -           -              -            52
    Foreign                                  260           -             22/(e)/      -              -           282
------------------------------------------------------------------------------------------------------------------------

/(a)/ Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries. Deductions for the inventory market valuation reserve reflect increases in market prices and inventory turnover, resulting in noncash credits to costs and expenses. Reductions in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
/(b)/ Includes $36 million relating to the acquisition of U. S. Steel Kosice
      s.r.o. and $1 million reclassification from long-term reserves.
/(c)/ Includes $36 million classified to dividend and investee income relating to a notes receivable from an equity investee.
/(d)/ Includes $2 million relating to the acquisition of Lorain Tubular LLC, and
      $2 million reclassification from long-term reserves.
/(e)/ Additions to the tax valuation allowances are included in the provision for income taxes.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on September 14, 2001.

                                USX CORPORATION

                            By /s/ Larry G. Schultz
                               ----------------------------------
                                   Larry G. Schultz
                               Vice President - Accounting


               Signature                                 Title
               ---------                                 -----

                                                  Chairman of the Board &
                  *                         Chief Executive Officer and Director
----------------------------------------
           Thomas J. Usher
                                         Vice Chairman & Chief Financial Officer
                  *                                      and Director
----------------------------------------
         Robert M. Hernandez

/s/       Larry G. Schultz                      Vice President - Accounting
----------------------------------------
          Larry G. Schultz

                  *                                       Director
----------------------------------------
          Neil A. Armstrong

                  *                             Vice Chairman and Director
----------------------------------------
      Clarence P. Cazalot, Jr.

                  *                                       Director
----------------------------------------
           J. Gary Cooper

                  *                                       Director
----------------------------------------
          Charles A. Corry

                  *                                       Director
----------------------------------------
         Shirley Ann Jackson

                  *                                       Director
----------------------------------------
           Charles R. Lee

                  *                                       Director
----------------------------------------
            Paul E. Lego

                  *                                       Director
----------------------------------------
        John F. McGillicuddy

                  *                                       Director
----------------------------------------
          Seth E. Schofield

                  *                                       Director
----------------------------------------
            John W. Snow

                  *                                       Director
----------------------------------------
          Douglas C. Yearley

*By /s/   Larry G. Schultz
----------------------------------------
      Larry G. Schultz, Attorney-in-Fact