Form 10-K/A
period 2000-12-31
USX CORP
filed 2001-10-11
CIK 101778

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

           Report of Independent Accountants on Financial Statement Schedule is included on page 61.

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

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors
of USX Corporation:


Our audits of the consolidated financial statements referred to in our report dated February 7, 2001 appearing in the Annual Report on Form 10-K/A of USX Corporation dated September 14, 2001 also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, PA 15219-2974
February 7, 2001

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on October 11, 2001.

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