Form 10-Q
period 2001-11-09
USX CORP
filed 2001-11-09
CIK 101778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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


-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..No.....

Common stock outstanding at October 31, 2001 follows:

               USX-Marathon Group       -  309,393,089 shares
               USX-U. S. Steel Group    -   89,196,007 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 2001
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

     A.   Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                Financial Statements                                 9

               Ratio of Earnings to Combined Fixed Charges
                and Preferred Stock Dividends and Ratio of
                Earnings to Fixed Charges                           28

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                          29

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                          41

               Financial Statistics                                 44

     B.   Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               45

               Marathon Group Balance Sheet                         46

               Marathon Group Statement of Cash Flows               47

               Selected Notes to Financial Statements               48

       Item 2. Marathon Group Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                               61

       Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                         74

               Supplemental Statistics                              77

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 2001
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

     C.   U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            79

               U. S. Steel Group Balance Sheet                      80

               U. S. Steel Group Statement of Cash Flows            81

               Selected Notes to Financial Statements               82

       Item 2. U. S. Steel Group Management's Discussion
                and Analysis of Financial Condition
                and Results of Operations                           93

       Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                        106

               Supplemental Statistics                             109

PART II - OTHER INFORMATION


       Item 1. Legal Proceedings                                   110
       Item 4. Submission of Matters to a Vote of Security Holders 113
       Item 5. Other Information                                   114
       Item 6. Exhibits and Reports on Form 8-K                    115

Part I - Financial Information

     A.   Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------

                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions)                      2001   2000    2001   2000
------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues (Note 11)                     $10,139 $10,607 $31,099 $30,207
 Dividend and investee income                45      46     157      81
 Net gains (losses) on disposal of assets  (204)      7    (160)    129
 Gain (loss) on ownership change in
  Marathon Ashland Petroleum LLC              1       1      (5)      9
 Other income                                 7      18      85      32
                                         ------  ------  ------  ------
   Total revenues and other income        9,988  10,679  31,176  30,458
                                         ------  ------  ------  ------
COSTS AND EXPENSES:
 Cost of revenues (excludes items
        shown below)                      7,557   8,184  23,108  23,107
 Selling, general and administrative
        expenses                            178      95     516     233
 Depreciation, depletion and amortization   396     310   1,157     949
 Taxes other than income taxes            1,282   1,250   3,732   3,650
 Exploration expenses                        20      51      69     142
                                         ------  ------  ------  ------
   Total costs and expenses               9,433   9,890  28,582  28,081
                                         ------  ------  ------  ------
INCOME FROM OPERATIONS                      555     789   2,594   2,377
Net interest and other financial costs       74      80     183     267
Minority interest in income of Marathon
 Ashland Petroleum LLC                      223     115     650     373
                                         ------  ------  ------  ------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE   258     594   1,761   1,737
Provision for income taxes                   88     454     522     877
                                         ------  ------  ------  ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                    170     140   1,239     860
Cumulative effect of change in accounting
 principle                                    -       -      (8)      -
                                         ------  ------  ------  ------
NET INCOME                                  170     140   1,231     860
Dividends on preferred stock                  2       2       6       6
                                         ------  ------  ------  ------
NET INCOME APPLICABLE TO COMMON STOCKS     $168    $138  $1,225    $854
                                         ======  ======  ======  ======



Selected notes to financial statements appear on pages 9-27.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------


                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions, except per
   share amounts)                          2001    2000   2001   2000
------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

Income before cumulative effect of change
  in accounting principle                  $193    $121 $1,283   $742
  - Per share - basic                       .63     .38   4.16   2.38
              - diluted                     .62     .38   4.15   2.37

Cumulative effect of change in accounting
  principle                                   -       -     (8)     -
  - Per share - basic                         -       -   (.03)     -
              - diluted                       -       -   (.03)     -

Net income                                 $193    $121 $1,275   $742
  - Per share - basic                       .63     .38   4.13   2.38
              - diluted                     .62     .38   4.12   2.37

Dividends paid per share                    .23     .23    .69    .65

Weighted average shares, in thousands
  - Basic                                309,309311,847309,056312,068
  - Diluted                              309,923312,094309,452312,272

APPLICABLE TO STEEL STOCK:

Net income (loss)                           $(25)   $17   $(50)  $112
  - Per share - basic                       (.28)   .19   (.56)  1.27
              - diluted                     (.28)   .19   (.57)  1.27

Dividends paid per share                     .10    .25    .45    .75

Weighted average shares, in thousands
  - Basic                                 89,193 88,738 89,003 88,554
  - Diluted                               89,193 88,738 89,003 88,556











Selected notes to financial statements appear on pages 9-27.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                 September 30December 31
(Dollars in millions)                                2001      2000
--------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $987      $559
 Receivables, less allowance for doubtful
  accounts of $134 and $60                          2,788     2,888
 Receivables subject to a security interest           350       350
 Inventories                                        2,907     2,813
 Deferred income tax benefits                         220       261
 Assets held for sale                                  51       330
 Other current assets                                 116       131
                                                   ------    ------
     Total current assets                           7,419     7,332

Investments and long-term receivables,
 less reserves of $39 and $38                       1,416       801
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $16,975 and $16,222                               12,471    12,114
Prepaid pensions                                    2,963     2,879
Other noncurrent assets                               408       275
                                                   ------    ------
     Total assets                                 $24,677   $23,401
                                                   ======    ======























Selected notes to financial statements appear on pages 9-27.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 September 30December 31
(Dollars in millions)                                2001      2000
--------------------------------------------------------------------------
LIABILITIES

Current liabilities:
 Notes payable                                         $-      $150
 Accounts payable                                   3,473     3,774
 Payroll and benefits payable                         428       432
 Accrued taxes                                        617       281
 Accrued interest                                      74       108
 Long-term debt due within one year                   227       287
                                                   ------    ------
     Total current liabilities                      4,819     5,032

Long-term debt, less unamortized discount           4,140     4,173
Deferred income taxes                               2,110     2,020
Employee benefits                                   2,617     2,415
Deferred credits and other liabilities                724       724
Preferred stock of subsidiary                         250       250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX           183       183

Minority interest in Marathon Ashland
 Petroleum LLC                                      2,029     1,840

STOCKHOLDERS' EQUITY

Preferred stock -
 6.50% Cumulative Convertible issued - 2,404,487 shares
   and 2,413,487 shares ($120 and $121 liquidation
   preference, respectively)                            2         2
Common stocks:
 Marathon Stock issued - 312,165,978 shares and
  312,165,978 shares                                  312       312
 Steel Stock issued - 89,196,332 shares and
  88,767,395 shares                                    89        89
 Securities exchangeable solely into Marathon Stock
  issued - 0 shares and 281,148 shares                  -         -
Treasury common stock, at cost -
 Marathon Stock - 2,880,559 shares
 and 3,899,714 shares                                 (77)     (104)
Additional paid-in capital                          4,677     4,676
Deferred compensation                                 (24)       (8)
Retained earnings                                   2,819     1,847
Accumulated other comprehensive income (loss)           7       (50)
                                                   ------    ------
     Total stockholders' equity                     7,805     6,764
                                                   ------    ------
     Total liabilities and stockholders' equity   $24,677   $23,401
                                                   ======    ======

Selected notes to financial statements appear on pages 9-27.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                   Nine Months Ended
                                                      September 30
(Dollars in millions)                                2001      2000
------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                         $1,231      $860
Adjustments to reconcile to net cash provided
 from operating activities:
 Cumulative effect of change in
  accounting principle                                  8         -
 Minority interest in income of Marathon Ashland
  Petroleum LLC                                       650       373
 Depreciation, depletion and amortization           1,157       949
 Exploratory dry well costs                            12        52
 Pensions and other postretirement benefits           (38)     (217)
 Deferred income taxes                               (136)      522
 (Gain) loss on ownership change in Marathon Ashland
  Petroleum LLC                                         5        (9)
 Net (gains) losses on disposal of assets             160      (129)
 Changes in:
     Current receivables                              142      (364)
     Inventories                                      (78)     (259)
     Current accounts payable and accrued expenses   (264)       10
 All other - net                                       43       (32)
                                                   ------    ------
     Net cash provided from operating activities    2,892     1,756
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                               (1,217)   (1,011)
Acquisition of Pennaco Energy, Inc.                  (506)        -
Disposal of assets                                    198       269
Restricted cash - withdrawals                          71       219
                - deposits                            (54)     (207)
Investees - investments                                (9)      (80)
          - loans and advances                         (5)      (13)
          - returns and repayments                     10         9
All other - net                                        14        20
                                                   ------    ------
     Net cash used in investing activities         (1,498)     (794)
                                                   ------    ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit
 arrangements - net                                  (526)     (329)
Other debt - borrowings                               661       273
           - repayments                              (397)     (328)
Common stock repurchased                               (1)      (37)
Treasury stock reissued                                11         -
Preferred stock repurchased                             -       (12)
Dividends paid                                       (260)     (275)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                      (450)     (212)
                                                   ------    ------
     Net cash used in financing activities           (962)     (920)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (4)       (4)
                                                   ------    ------
NET INCREASE IN CASH AND CASH EQUIVALENTS             428        38
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        559       133
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $987      $171
                                                   ======    ======
Cash used in operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                               $(305)    $(301)
 Income taxes paid                                   (266)     (381)
     Selected notes to financial statements appear on pages 9-27.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


    1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2001 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

    2. USX uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Management has authorized the use of futures, forwards, swaps and options to reduce the effects of fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, and nonferrous metals and also certain business transactions denominated in foreign currencies.

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


    2.   (Continued)

         A portion of the cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in OCI which relates only to deferred gains or losses existing as of the close of business on December 31, 2000, for hedge transactions under prior accounting rules. OCI is also impacted by the changes in fair value associated with cash flow hedges. A reconciliation of the changes in OCI relating to derivative instruments is as follows (amounts in millions):

                                                    Third      Nine
                                                   Quarter    Months
                                                    Ended     Ended
                                                   Sept. 30  Sept. 30
   Deferred gain (loss), net of tax                  2001      2001
   ---------------------------------------------------------------------------
   Beginning balance                                  $42        $-
   Cumulative effect adjustment                         -        (8)
   Reclassification of the cumulative effect
    adjustment into earnings                           (7)       28
   Changes in fair value                               20        35
   Reclassification to earnings                         2         2
                                                     ----      ----
   Balance at September 30, 2001                      $57       $57
                                                     ====      ====

         Of the $57 million recorded in OCI as of September 30, 2001, $13 million, net of income taxes, is expected to be reclassified to earnings over the 12-month period ending September 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary as a result of continual changes in fair value.

         The ineffective portion of changes in the fair value, on a before tax basis, for cash flow hedges recognized during the third quarter and nine months of 2001 was a favorable $6 million and $10 million, respectively. In addition, during the third quarter, $2 million was recognized in income before tax as the result of a discontinuation of a portion of a cash flow natural gas equity production hedge. These amounts were included in revenues.

         The futures contracts used in cash flow hedge strategies vary in duration with certain contracts extending to December 2002.

         There was no ineffectiveness associated with fair value hedges for the third quarter or year-to-date because the hedging instrument and the existing firm commitment contract are priced on the same underlying index. Certain derivative instruments used in the fair value hedges extend into 2008.
         USX did not have any foreign currency contracts that qualified for hedge accounting. The changes in fair value of the forward currency contracts are recognized immediately in earnings. These forward currency contracts have various maturities extending into 2001.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    3. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143).

         SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of fair value of acquired assets over cost in a business combination (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized.

         SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. USX will adopt SFAS No. 142 effective January 1, 2002, as required. At that time, amortization of existing goodwill will cease on the unamortized portion associated with previous acquisitions and certain investments accounted for under the equity method. This will have a favorable impact on the results of operations of approximately $5 million, net of tax, annually beginning in 2002.

         SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. USX will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, USX cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS No. 144, and the guidance will be applied on a prospective basis. USX will adopt the Statement effective January 1, 2002.

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


    4.   (Continued)

         The results of segment operations for USX are as follows:

                                                                Total
                                                               Marathon
(In millions)                              E&P    RM&T    OERB Segments
---------------------------------------------------------------------------
THIRD QUARTER 2001
------------------
Revenues and other income:
 Customer                                 $873  $7,212   $413   $8,498
 Intersegment (a)                          123       2     14      139
 Intergroup (a)                              4       -      2        6
 Equity in earnings of unconsolidated
  investees                                 16      14      -       30
 Other                                      (1)     20      3       22
                                         ------ ------ ------   ------
 Total revenues and other income        $1,015  $7,248   $432   $8,695
                                        ======  ====== ======   ======
Segment income                            $259    $575     $6     $840
                                        ======  ====== ======   ======

THIRD QUARTER 2000
------------------
Revenues and other income:
 Customer (b)                           $1,140  $7,518   $492   $9,150
 Intersegment (a)                           74       7     20      101
 Intergroup (a)                              9       -     10       19
 Equity in earnings of unconsolidated
  investees                                 28       5      4       37
 Other                                       5      13      3       21
                                        ------  ------ ------   ------
 Total revenues and other income        $1,256  $7,543   $529   $9,328
                                        ======  ====== ======   ======
Segment income (b)                        $464    $299    $13     $776
                                        ======  ====== ======   ======


(a)Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

(b)Certain amounts have been reclassified from E&P to OERB to reflect 2001 classifications.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    4.   (Continued)

                                                  Total    Total
                                  Domestic      U.S.Steel Marathon
(In millions)                      Steel   USSK  Segments Segments Total
--------------------------------------------------------------------------
THIRD QUARTER 2001
------------------
Revenues and other income:
 Customer                          $1,359  $285  $1,644   $8,498  $10,142
 Intersegment (a)                       2     -       2      139      141
 Intergroup (a)                         2     -       2        6        8
 Equity in earnings of unconsolidated
  investees                            11     -      11       30       41
 Other                                  2     1       3       22       25
                                   ------ ----- -------   ------   ------
 Total revenues and other income   $1,376  $286  $1,662   $8,695  $10,357
                                   ====== =====  ======   ======   ======
Segment income (loss)                $(47)  $39     $(8)    $840     $832
                                   ====== =====  ======   ======   ======

THIRD QUARTER 2000
------------------
Revenues and other income:
 Customer                          $1,457    $-  $1,457   $9,150  $10,607
 Intersegment (a)                       -     -       -      101      101
 Intergroup (a)                         5     -       5       19       24
 Equity in earnings of unconsolidated
  investees                             6     -       6       37       43
 Other                                  7     -       7       21       28
                                   ------ -----  ------   ------   ------
 Total revenues and other income   $1,475    $-  $1,475   $9,328  $10,803
                                   ====== =====  ======   ======   ======
Segment income                        $23    $-     $23     $776     $799
                                   ====== =====  ======   ======   ======


(a)Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    4.   (Continued)

                                                                Total
                                                               Marathon
(In millions)                              E&P    RM&T    OERB Segments
------------------------------------------------------------------------------
NINE MONTHS 2001
----------------
Revenues and other income:
 Customer                               $3,251 $21,490  $1,478  $26,219
 Intersegment (a)                          393      15      58      466
 Intergroup (a)                             19       -       7       26
 Equity in earnings of unconsolidated
  investees                                 52      28      11       91
 Other                                      16      52      10       78
                                        ------  ------  ------   ------
 Total revenues and other income        $3,731 $21,585  $1,564  $26,880
                                        ======  ======  ======   ======
Segment income                          $1,304  $1,693     $38   $3,035
                                        ======  ======  ======   ======

NINE MONTHS 2000
----------------
Revenues and other income:
 Customer (b)                           $3,046 $21,351  $1,150  $25,547
 Intersegment (a)                          262      62      52      376
 Intergroup (a)                             20       -      21       41
 Equity in earnings of unconsolidated
  investees                                 24      15      12       51
 Other                                      15      34       9       58
                                        ------  ------  ------   ------
 Total revenues and other income        $3,367 $21,462  $1,244  $26,073
                                        ======  ======  ======   ======
Segment income (b)                      $1,128    $968     $27   $2,123
                                        ======  ======  ======   ======


(a)Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

(b)Certain amounts have been reclassified from E&P to OERB to reflect 2001 classifications.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    4.   (Continued)

                                                  Total    Total
                                  Domestic      U.S.Steel Marathon
(In millions)                      Steel   USSK  Segments Segments  Total
-----------------------------------------------------------------------------
NINE MONTHS 2001
----------------
Revenues and other income:
 Customer                          $4,068  $815   $4,883  $26,219  $31,102
 Intersegment (a)                       5     -        5      466      471
 Intergroup (a)                         6     -        6       26       32
 Equity in earnings of unconsolidated
  investees                            50     1       51       91      142
 Other                                 19     2       21       78       99
                                   ------ -----   ------   ------   ------
 Total revenues and other income   $4,148  $818   $4,966  $26,880  $31,846
                                   ====== =====   ======   ======   ======
Segment income (loss)               $(267) $121    $(146)  $3,035   $2,889
                                   ====== =====   ======   ======   ======

NINE MONTHS 2000
----------------
Revenues and other income:
 Customer                          $4,660    $-   $4,660  $25,547  $30,207
 Intersegment (a)                       -     -        -      376      376
 Intergroup (a)                        13     -       13       41       54
 Equity in earnings of unconsolidated
  investees                            13     -       13       51       64
 Other                                 33     -       33       58       91
                                   ------ -----   ------   ------   ------
 Total revenues and other income   $4,719    $-   $4,719  $26,073  $30,792
                                   ====== =====   ======   ======   ======
Segment income                       $145    $-     $145   $2,123   $2,268
                                   ====== =====   ======   ======   ======


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


    4.   (Continued)

    The following schedules reconcile segment amounts to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                         Marathon Group U. S. Steel Group
                                         Third Quarter  Third Quarter
                                             Ended          Ended
                                          September 30   September 30
(In millions)                              2001   2000    2001   2000
-----------------------------------------------------------------------------
Revenues and other income:
 Revenues and other income of
  reportable segments                     $8,695 $9,328  $1,662 $1,475
 Items not allocated to segments:
   Loss related to sale of certain
    Canadian assets                         (221)     -       -      -
   Gain on ownership change in MAP             1      1       -      -
 Elimination of intersegment revenues       (139)  (101)     (2)     -
                                          ------ ------   -----  -----
   Total Group revenues and other income  $8,336 $9,228  $1,660 $1,475
                                          ====== ======  ====== ======

Income:
 Income (loss) for reportable segments      $840   $776     $(8)   $23
 Items not allocated to segments:
   Gain on ownership change in MAP             1      1       -      -
   Administrative expenses                   (39)   (48)     (5)    (7)
   Net pension credits                         -      -      38     67
   Costs related to former
    business activities                        -      -     (21)   (23)
   Loss related to sale of certain
    Canadian assets                         (221)     -       -      -
   Costs related to Fairless
    facility shutdowns                         -      -     (29)     -
   Costs related to Proposed Separation       (1)     -       -      -
                                          ------ ------  ------ ------
  Total Group income (loss) from operations $580   $729    $(25)   $60
                                          ====== ======  ====== ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)
    4.   (Continued)
                                         Marathon Group U. S. Steel Group
                                          Nine Months    Nine Months
                                             Ended          Ended
                                          September 30   September 30
(In millions)                              2001   2000    2001   2000
----------------------------------------------------------------------------
Revenues and other income:
 Revenues and other income of
  reportable segments                    $26,880 $26,073 $4,966 $4,719
 Items not allocated to segments:
   Loss related to sale of certain
    Canadian assets                         (221)      -      -      -
   Gain (loss) on ownership change in MAP     (5)      9      -      -
   Other (a)                                  59      87      -      -
 Elimination of intersegment revenues       (466)   (376)    (5)     -
                                          ------  ------  -----  -----
  Total Group revenues and other income  $26,247 $25,793 $4,961 $4,719
                                          ======  ====== ====== ======
Income:
 Income (loss) for reportable segments    $3,035  $2,123  $(146)  $145
 Items not allocated to segments:
  Gain (loss) on ownership change in MAP      (5)      9      -      -
  Administrative expenses                   (104)   (105)   (20)   (18)
  Net pension credits                          -       -    110    199
  Costs related to former
   business activities                         -       -    (59)   (63)
  Loss related to sale of certain
   Canadian assets                          (221)      -      -      -
  Costs related to Fairless
   facility shutdowns                          -       -    (29)     -
  Costs related to Proposed Separation       (17)      -     (9)     -
  Other (a)                                   59      87      -      -
                                          ------  ------ ------ ------
  Total Group income (loss) from
     operations                           $2,747  $2,114  $(153)  $263
                                          ======  ====== ====== ======

(a) Represents in 2001 for the Marathon Group, gain on offshore lease resolution with the U.S. Government and in 2000, gain on disposition of Angus/Stellaria.

    5. On November 24, 2000, USX acquired U. S. Steel Kosice, s.r.o. (USSK), which is primarily located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The acquisition was accounted for under the purchase method of accounting.

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


    5.   (Continued)

         However, with the adoption of SFAS No. 142, effective January 1, 2002, USX will cease the amortization of goodwill and will test the unamortized balance for impairment on an annual basis. Results of operations for the nine months of 2001 include the results of Pennaco from February 7, 2001.

         On March 1, 2001, USX completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, USX assumed approximately $66 million of certain employee related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for the nine months of 2001 include the operations of East Chicago Tin from the date of acquisition.

         On March 23, 2001, Transtar, Inc. (Transtar) completed its previously announced reorganization with its two voting shareholders, USX and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, USX became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. USX accounted for the change in its ownership interest in Transtar using the purchase method of accounting. USX recognized in the nine months of 2001 a pretax gain of $68 million (included in dividend and investee income) and a favorable deferred tax adjustment of $33 million related to this transaction. USX previously accounted for its investment in Transtar under the equity method of accounting.

         The following unaudited pro forma data for USX includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the periods presented. The nine month 2001 pro forma results exclude the $68 million gain and $33 million tax benefit recorded as a result of the Transtar transaction. In addition, VSZ did not historically provide carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States. Therefore, USX made certain estimates and assumptions regarding revenues and costs used in the preparation of the unaudited pro forma data relating to USSK for the nine months of 2000.

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


    5.   (Continued)


                                                   Nine Months Ended
                                                      September 30
     (In millions, except per share amounts)         2001      2000
     ---------------------------------------------------------------------------
-
     Revenues and other income                    $31,162   $31,414
     Income before cumulative effect of change in
      accounting principle                          1,134       892
     Net income                                     1,126       892

     Applicable to Marathon Stock:
     Income before cumulative effect of change in
      accounting principle                          1,281       716
      - Per share - basic                            4.15      2.29
                  - diluted                          4.14      2.29
     Net income                                     1,273       716
      - Per share - basic                            4.12      2.29
                  - diluted                          4.11      2.29

     Applicable to Steel Stock:
     Net income (loss)(a)                            (153)      170
      - Per share - basic and diluted               (1.72)     1.92

     (a) Amounts are net of dividends on preferred stock of $6 million.


    6. In the third quarter of 2001, MAP and Pilot Corporation formed a joint venture combining their travel center operations. The joint venture company named Pilot Travel Centers LLC, commenced operations on September 1, 2001 and is accounted for under the equity method of accounting.

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

    7. In the third quarter of 2001, the Marathon Group recorded a $221 million pretax loss primarily related to the complete sale of Marathon's heavy oil assets in Canada, which is included in net gains (losses) on disposal of assets.

         On August 14, 2001, USX announced its intention to permanently close the cold rolling and tin mill operations at U. S. Steel's Fairless Works. In the third quarter of 2001, USX recorded a pretax charge of $29 million related to the shutdown of these operations, of which $12 million is included in depreciation, depletion and amortization and $17 million is included in cost of revenues.

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

                                                     (In millions)
                                                ------------------------
                                                 September 30December 31
                                                     2001      2000
                                                 -----------------------

    Raw materials                                    $886      $915
    Semi-finished products                            419       429
    Finished products                               1,406     1,279
    Supplies and sundry items                         196       190
                                                   ------    ------
      Total                                        $2,907    $2,813
                                                   ======    ======

         Cost of revenues was reduced by $13 million in the nine months of 2001 as a result of liquidations of LIFO inventories.

    9. Total comprehensive income was $185 million for the third quarter of 2001, $138 million for the third quarter of 2000, $1,288 million for the nine months of 2001 and $854 million for the nine months of 2000.

    10. The method of calculating net income (loss) per share for the Marathon Stock and Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the
    U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group and the U. S. Steel Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

         Basic net income (loss) per share is calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding.

         Diluted net income (loss) per share for both groups assumes exercise of stock options and for the U. S. Steel Group assumes exercise of common stock warrants in an equity investee, provided the effects are not antidilutive.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    10.  (Continued)

         COMPUTATION OF INCOME PER SHARE
                                              Third Quarter Ended
                                                  September 30
                                              2001           2000
                                          Basic Diluted  Basic Diluted
------------------------------------------------------------------------------
Marathon Group
--------------
Net income (millions)                      $193    $193    $121    $121
                                         ======  ======  ======  ======
Shares of common stock outstanding (thousands):
 Average number of common
  shares outstanding                    309,309 309,309 311,847 311,847
 Effect of dilutive securities
  - stock options                             -     614       -     247
                                         ------  ------  ------  ------
 Average common shares and
     dilutive effect                    309,309 309,923 311,847 312,094
                                         ======  ======  ======  ======
Net income per share                       $.63    $.62    $.38    $.38
                                         ======  ======  ======  ======
U. S. Steel Group
-----------------
Net income (loss) (millions):
 Net income (loss)                         $(23)   $(23)    $19     $19
 Dividends on preferred stock                 2       2       2       2
                                         ------  ------  ------  ------
Net income (loss) applicable
   to Steel Stock                          $(25)   $(25)    $17     $17
                                         ======  ======  ======  ======
Shares of common stock outstanding (thousands) -
 Average number of common
  shares outstanding                     89,193  89,193  88,738  88,738
                                         ======  ======  ======  ======
Net income (loss) per share               $(.28)  $(.28)   $.19    $.19
                                         ======  ======  ======  ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    10.  (Continued)

         COMPUTATION OF INCOME PER SHARE
                                               Nine Months Ended
                                                  September 30
                                              2001           2000
                                          Basic Diluted  Basic Diluted
--------------------------------------------------------------------------
Marathon Group
--------------
Net income (millions):
 Income before cumulative effect of change
  in accounting principle                $1,283  $1,283    $742    $742
 Cumulative effect of change in
  accounting principle                       (8)     (8)      -       -
                                         ------  ------  ------  ------
 Net income                              $1,275  $1,275    $742    $742
                                         ======  ======  ======  ======
Shares of common stock outstanding (thousands):
 Average number of common
  shares outstanding                    309,056 309,056 312,068 312,068
 Effect of dilutive securities
  - stock options                             -     396       -     204
                                         ------  ------  ------  ------
 Average common shares and dilutive
   effect                               309,056 309,452 312,068 312,272
                                         ======  ======  ======  ======
Per share:
 Income before cumulative effect of change
  in accounting principle                 $4.16   $4.15   $2.38   $2.37
 Cumulative effect of change in accounting
  principle                                (.03)   (.03)      -       -
                                         ------  ------  ------  ------
 Net income                               $4.13   $4.12   $2.38   $2.37
                                         ======  ======  ======  ======
U. S. Steel Group
-----------------
Net income (loss) (millions):
 Net income (loss)                         $(44)   $(44)   $118    $118
 Dividends on preferred stock                 6       6       6       6
                                         ------  ------  ------  ------
Net income (loss) applicable to
   Steel Stock                             $(50)   $(50)   $112    $112
                                         ======  ======  ======  ======
Shares of common stock outstanding (thousands):
 Average number of common
  shares outstanding                     89,003  89,003  88,554  88,554
 Effect of dilutive securities                -       -       -       2
                                         ------  ------  ------  ------
 Average common shares and
   dilutive effect                       89,003  89,003  88,554  88,556
                                         ======  ======  ======  ======
Net income (loss) per share               $(.56)  $(.57)  $1.27   $1.27
                                         ======  ======  ======  ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    11. Included in revenues and costs and expenses for the third quarter of 2001 and 2000 were $1,152 million and $1,121 million, respectively, representing excise taxes on petroleum products and merchandise. Similar amounts for the nine months of 2001 and 2000 were $3,322 million and $3,268 million, respectively.

    12. The provision for income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

         The provision for income taxes for the third quarter and nine months of 2001 included deferred tax charges related to certain prior years' taxes of $7 million and $27 million, respectively.

         The income tax provision for the third quarter and nine months of 2000 included a one-time, noncash deferred tax charge of $235 million as a result of the change in amount, timing and nature of expected future foreign source income due to the exchange of the Marathon Group's interest in Sakhalin Energy Investment Company, Ltd. for other oil and gas producing interests.

         Interest and other financial costs in the nine months of 2001 included a favorable adjustment of $76 million related to certain prior years' taxes.

    13.  At September 30, 2001, USX had no borrowings against its
    $1,354 million long-term revolving credit facility and no borrowings against its $451 million short-term revolving credit facility.

         Certain banks provide USX with short-term lines of credit totaling $75 million which require a .125% fee or maintenance of compensating balances. At September 30, 2001, there were no borrowings against these facilities.

         At September 30, 2001, MAP had no borrowings against its $450 million revolving credit agreements with banks and had no amounts outstanding against its $190 million revolving credit agreement with Ashland, which was amended and extended for one year to March 15, 2002.

         At September 30, 2001, USSK had no borrowings against its $50 million short-term credit facility.

         At September 30, 2001, in the event of a change in control of USX, debt obligations totaling $3,599 million and operating lease obligations of $101 million may be declared immediately due and payable. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $100 million or provide a letter of credit to secure the remaining obligation.

    14. On March 30, 2001, USX borrowed $30 million under a five-year promissory note agreement. The amount borrowed is unsecured and requires quarterly principal payments and interest at a rate of 6.57%. At September 30, 2001, $27 million was outstanding under the agreement.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    15. On August 13, 2001, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, redeemed its outstanding securities exchangeable solely into Marathon Stock through an exchange for shares of Marathon Stock on a one-for-one basis.

    16. USX has a 16% investment in Republic Technologies International LLC (Republic) which was accounted for under the equity method of accounting. During the first quarter of 2001, USX discontinued applying the equity method since investments in and advances to Republic had been reduced to zero. Also, USX has recognized certain debt obligations of $14 million previously assumed by Republic. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. In the first quarter of 2001, as a result of Republic's action, USX recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic.

    17. In 1998, USX redeemed all shares of USX-Delhi Group Common Stock. After the redemption, 50,000,000 shares of this stock remain authorized but unissued.

    18. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

         USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2001, and December 31, 2000, accrued liabilities for remediation totaled $219 million and $212 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $59 million at September 30, 2001, and $57 million at December 31, 2000.

         For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the nine months of 2001 and for the years 2000 and 1999, such capital expenditures totaled $38 million, $91 million and $78 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    18.  (Continued)

         On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental capital projects over the next eight years primarily aimed at reducing air emissions at its seven refineries. This consent decree was approved by the court on August 28, 2001. The current estimated cost to complete these projects is approximately $270 million. In addition, MAP is required to complete certain agreed upon supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations, at a current estimated cost of $8 million.

         At September 30, 2001, and December 31, 2000, accrued liabilities for platform abandonment and dismantlement totaled $184 million and $162 million, respectively.

         Guarantees by USX of the liabilities of affiliated entities totaled $59 million at September 30, 2001. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of September 30, 2001, the largest guarantee for a single affiliate was $26 million.

         At September 30, 2001, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $112 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

         Contract commitments to acquire property, plant and equipment at September 30, 2001, totaled $445 million compared with $663 million at December 31, 2000.

    19. On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX (Proposed Separation). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. Holders of current USX-U. S. Steel Group Common Stock would become holders of United States Steel Corporation Common Stock. Holders of current USX-Marathon Group Common Stock would remain holders of such stock which would be renamed Marathon Oil Corporation Common Stock. The Proposed Separation does not contemplate a cash distribution to stockholders. Each company would carry approximately the same assets and liabilities now associated with its existing business, except for a value transfer of approximately $900 million from Marathon Oil Corporation to United States Steel Corporation, intended to maintain United States Steel Corporation as a strong, independent company. The form of the value transfer would be a reattribution of USX corporate debt between the USX-Marathon Group and the USX-U. S. Steel Group. The Proposed Separation was approved by shareholders at an October 25, 2001 meeting and is subject to receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS")

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    19.  (Continued)

         on the tax-free nature of the transaction, completion of necessary financing arrangements and receipt of necessary regulatory and third party consents. The Proposed Separation is expected to occur on or about December 31, 2001, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances. Costs related to the Proposed Separation include professional fees and certain other expenses and are included in selling, general and administrative expenses. These costs in the third quarter and nine months of 2001 were $1 million and $26 million, respectively.

    20. On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, an Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which, directly and indirectly, owns and operates the businesses of the USX-U. S. Steel Group. The reorganization did not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group.

         This reorganization in corporate form was independent of the Proposed Separation of the energy and steel businesses of USX Corporation.

    21. On July 27, 2001 and September 11, 2001, United States Steel LLC and United States Steel LLC's wholly owned subsidiary, United States Steel Financing Corp., issued in total, $535 million of Senior Notes due August 1, 2008 (Notes), at an interest rate of 10.75 percent. The Notes were issued to meet, in part, the conditions of the Proposed Separation related to the completion of necessary financing arrangements. These notes are guaranteed by USX Corporation until completion of the Proposed Separation, at which time they will be solely the obligation of United States Steel Corporation. The notes allow their redemption if the Proposed Separation does not occur.

         The indenture governing the Notes contains covenants that will impose restrictions on certain activities of United States Steel Corporation after the Proposed Separation. The majority of these covenants will not apply if an investment grade rating is reached in the future.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
           ----------------------------------------------------------


Nine Months Ended
  September 30                  Year Ended December 31
----------------------------------------------------------------------------

 2001      2000      2000      1999      1998      1997      1996
 ----      ----      ----      ----      ----      ----      ----

 8.51      6.60      3.79      4.20      3.45      3.63      3.41
 ====      ====      ====      ====      ====      ====      ====





                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
                -------------------------------------------------


Nine Months Ended
  September 30                  Year Ended December 31
----------------------------------------------------------------------------

 2001      2000      2000      1999      1998      1997      1996
 ----      ----      ----      ----      ----      ----      ----

 8.77      6.77      3.89      4.32      3.56      3.79      3.65
 ====      ====      ====      ====      ====      ====      ====

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company that is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the third quarter 2001 USX Consolidated Financial Statements and Selected Notes to Financial Statements. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For individual Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

     On October 25, 2001, USX announced that the shareholders approved the definitive plan of reorganization to separate the energy and steel businesses of USX ("Proposed Separation"). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. Holders of current Steel Stock would become holders of United States Steel Corporation Common Stock. Holders of current Marathon Stock would remain holders of such stock which would be renamed Marathon Oil Corporation Common Stock. The Proposed Separation does not contemplate a cash distribution to stockholders. Each company would carry approximately the same assets and liabilities now associated with its existing business, except for a value transfer of approximately $900 million from Marathon Oil Corporation to United States Steel Corporation, intended to maintain United States Steel Corporation as a strong, independent company. The form of the value transfer would be a reattribution of USX corporate debt between the USX-Marathon Group and the USX-U. S. Steel Group. The Proposed Separation is subject to the receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements, and receipt of necessary regulatory and third party consents. The Proposed Separation is expected to occur on or about December 31, 2001, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances.

     On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, a Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which, directly and indirectly, owns and operates the businesses of the USX-U. S. Steel Group. The reorganization did not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group. This reorganization in corporate form was independent of the Proposed Separation of the energy and steel businesses of USX Corporation.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX Annual Report on Form 10-K for the year ended December 31, 2000, as amended, and in subsequent Forms 10-Q and 8-K.

Results of Operations
---------------------

     Revenues and other income for the third quarter and the first nine months of 2001 and 2000 are set forth in the following table:

                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions)                      2001  2000     2001   2000
------------------------------------------------------------------------------
Revenues and other income
 Marathon Group                          $8,336 $9,228  $26,247 $25,793
 U. S. Steel Group                        1,660  1,475    4,961   4,719
 Eliminations                                (8)   (24)     (32)    (54)
                                         ------ ------   ------  ------
 Total revenues and other income         $9,988$10,679  $31,176 $30,458
Less:
 Excise taxes(a)                          1,152  1,121    3,322   3,268
 Matching buy/sell transactions(a)        1,150  1,086    3,280   3,381
                                         ------ ------   ------  ------
 Revenues and other income
     excluding above items               $7,686 $8,472  $24,574 $23,809
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the third quarter and the first nine months of 2001 and 2000 are set forth in the following table:

                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions)                      2001  2000     2001   2000
------------------------------------------------------------------------------
Reportable segments
 Marathon Group
  Exploration & production (a)             $259   $464  $1,304  $1,128
  Refining, marketing & transportation      575    299   1,693     968
  Other energy related businesses (a)         6     13      38      27
                                         ------ ------  ------  ------
   Income for reportable segments
     -Marathon Group                       $840   $776  $3,035  $2,123

 U. S. Steel Group
  Domestic Steel                           $(47)   $23   $(267)   $145
  U. S. Steel Kosice                         39      -     121       -
                                          -----  -----   -----   -----
   Income (loss) for reportable segments
     -U. S. Steel Group                     $(8)   $23   $(146)   $145

 Income for reportable segments
   - USX Corporation                        832    799   2,889   2,268

Items not allocated to segments:
 Marathon Group                            (260)   (47)   (288)     (9)
 U. S. Steel Group                          (17)    37      (7)    118
                                          -----  -----   -----   -----
  Total income from operations
     -USX Corporation                      $555   $789  $2,594  $2,377
---------
(a)Certain amounts have been reclassified from Exploration & production to Other energy related businesses to reflect 2001 classifications.


     For discussion of income from operations by segment, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

     Net interest and other financial costs for the third quarter of 2001 decreased $6 million compared to the third quarter of 2000. The first nine months of 2001 included a favorable adjustment of $76 million related to prior years' taxes. Excluding this adjustment, net interest and other financial costs for the first nine months of 2001 decreased $8 million compared to the same period in 2000. The decreases for the third quarter and nine months of 2001 were primarily due to increased interest income as a result of higher invested cash balances, partially offset by an increase in interest expense due to higher average debt levels.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased $108 million and $277 million in the third quarter and first nine months of 2001, respectively, due to higher MAP income. For further discussion, see Management Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Provisions for income taxes decreased $366 million and $355 million for the third quarter and first nine months of 2001, respectively. The provisions were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities. The first nine months of 2001 included a $33 million tax benefit associated with the Transtar reorganization and deferred tax charges of $27 million related to certain prior years' taxes. The third quarter and first nine months of 2000 included a one-time, noncash deferred tax charge of $235 million as a result of the change in amount, timing and nature of expected future foreign source income due to the exchange of Marathon's interest in Sakhalin Energy for other oil and gas producing interests.

     Cumulative effect of change in accounting principle of $8 million, net of a tax benefit of $5 million, in the first nine months of 2001 was an unfavorable transition adjustment related to adopting SFAS No. 133. For further discussion, see Note 2 to the USX Consolidated Financial Statements.

     Net income was $170 million for the third quarter of 2001, an increase of $30 million compared to the third quarter of 2000 reflecting an increase of $72 million for the Marathon Group and a decrease of $42 million for the U. S. Steel Group. Net income was $1,231 million for the first nine months of 2001, an increase of $371 million compared with the first nine months of 2000, reflecting an increase of $533 million for the Marathon Group and a $162 million decrease for the U. S. Steel Group.

Dividends to Stockholders
-------------------------
     On October 30, 2001, the USX Board of Directors (the "Board") declared dividends of 23 cents per share on Marathon Stock and 10 cents per share on Steel Stock, payable December 10, 2001, to stockholders of record at the close of business on November 21, 2001. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable December 31, 2001, to stockholders of record at the close of business on December 3, 2001.

     On August 13, 2001, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, redeemed its outstanding securities exchangeable solely into Marathon Stock through an exchange for shares of Marathon Stock on a one-for-one basis.

Balance Sheet
-------------
     Current assets at September 30, 2001 increased $87 million from year-end 2000 primarily due to an increase in cash and cash equivalents and inventories, partially offset by a decrease in assets held for sale and receivables. The increase in cash and cash equivalents resulted from an increase in domestic time deposits primarily due to the issuance of the 10.75% Senior Notes. The increase in inventories primarily resulted from an increase in refined products and crude oil inventories. The decrease in assets held for sale primarily resulted from the contribution of the Yates field assets to a joint venture, partially offset by certain Canadian assets and Speedway SuperAmerica stores held for sale at September 30, 2001. The decrease in receivables was mainly due to a decrease in accounts receivable related to lower commodity prices, partially offset by an increase in other receivables related to derivative activity for the Marathon Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Investments and long-term receivables increased $615 million from year-end 2000, primarily due to the contribution of assets to the MKM Partners L.P. and Pilot Travel Centers LLC joint ventures.

     Net property, plant and equipment at September 30, 2001 increased
$357 million from year-end 2000 primarily due to the acquisitions of Pennaco Energy, Inc. ("Pennaco") and East Chicago Tin and the Transtar reorganization, partially offset by the contribution of assets to Pilot Travel Centers LLC.

     Current liabilities at September 30, 2001 decreased $213 million compared to year-end 2000 primarily due to a decrease in accounts payable, debt due within one year and notes payable, partially offset by an increase in accrued taxes. The increase in accrued taxes was primarily related to the settlement of prior years' taxes.

     Total long-term debt and notes payable was $4,367 million at September 30, 2001, $243 million lower than year-end 2000. During the first nine months of 2001, USX repaid outstanding balances from year-end on notes payable, revolving credit agreements and commercial paper. USX also repaid $250 million of 9.80% notes when they matured in July of 2001. Partially offsetting the debt repayments was the issuance of $535 million of 10.75% Senior Notes. Most of the debt is a direct obligation of, or is guaranteed by, USX.

     Employee benefits at September 30, 2001 increased $202 million compared to year-end 2000 about half of which was due to the addition of employees and retirees with the Transtar reorganization and the acquisition of the tin mill products business of LTV Corporation. The remainder of the increase was primarily due to ongoing accruals in excess of cash payments from company assets. Following the elective $500 million Voluntary Employee Benefit Association ("VEBA") funding in the fourth quarter of 2000, which decreased the employee benefits liability, most union retiree medical claims are being paid from the VEBA instead of company assets.

     Minority interest in Marathon Ashland Petroleum LLC increased by
$189 million from year-end 2000 due to Ashland's share of recorded MAP income exceeding cash distributions to Ashland.

     Total stockholders' equity increased $1,041 million from year-end 2000 primarily due to increased net income, partially offset by dividends paid.

Cash Flows
----------
     Net cash provided from operating activities totaled $2,892 million in the first nine months of 2001, a $1,136 million increase from the first nine months of 2000, reflecting increases of $962 million for the Marathon Group and $174 million for the U. S. Steel Group. The increases primarily reflect higher net income for the Marathon Group and lower use of working capital. For details, see Management's Discussion and Analysis of Financial Condition and Results of Operation for each Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Capital expenditures for property, plant and equipment in the first nine months of 2001 were $1,217 million compared with $1,011 million for the first nine months of 2000. For further details, see Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

     Contract commitments to acquire property, plant and equipment and long-term investments at September 30, 2001, totaled $445 million compared with $663 million at December 31, 2000. In addition, MAP has a commitment to spend approximately $270 million over the next eight years for future environmental projects.

     The acquisition of Pennaco Energy, Inc. included cash payments of $506 million. For further discussion of Pennaco, see Note 5 to the USX Consolidated Financial Statements.

     Cash from disposal of assets was $198 million in the first nine months of 2001, compared with $269 million in the first nine months of 2000. Proceeds in 2001 were for the disposition of various Canadian oil fields, SSA stores, and various domestic production properties. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico.

     The net change in restricted cash was a net withdrawal of $17 million in the first nine months of 2001, compared with a net withdrawal of $12 million in the first nine months of 2000. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Financial obligations (the net of commercial paper and revolving credit agreements and other debt borrowings and repayments on the Consolidated Statement of Cash Flows) decreased $262 million in the first nine months of 2001 compared with a decrease of $384 million in the first nine months of 2000. The decrease in 2001 reflects net cash provided from operating activities and asset sales in excess of cash used for capital expenditures, acquisitions, dividend payments and minority interest distributions.

     Distributions to minority shareholder of MAP were $450 million in the first nine months of 2001, compared with $212 million in the first nine months of 2000. For further details, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.

Debt and Preferred Stock Ratings
--------------------------------
     Standard & Poor's Corp. rates USX's and Marathon's senior debt BBB+, USX's subordinated debt BBB- and preferred stock BB+. Moody's Investor Services, Inc. rates USX's and Marathon's senior debt Baa1, USX's subordinated debt Baa2 and preferred stock Baa3. Fitch IBCA Duff & Phelps rates USX's senior notes BBB and USX's subordinated debt as BBB-. All senior debt of USX holds an investment grade rating. In connection with the Proposed Separation, Standard & Poor's reported that they had assigned a corporate credit rating of BBB+ for Marathon Oil Corporation with a stable outlook and a corporate credit rating of BB to United States Steel Corporation with a negative outlook, assuming the Proposed Separation is completed. Moody's has assigned a Ba2 senior implied rating to United States Steel Corporation with a negative outlook. Additionally, Standard & Poor's and Moody's have assigned BB and Ba3 ratings, respectively, to United States Steel LLC's $535 million Senior Notes due August 1, 2008.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity
---------
     At September 30, 2001, USX had no borrowings against its $1,354 million long-term revolving credit agreement, no borrowings against its $451 million 364-day facility and no commercial paper borrowings. There were no borrowings against USX's short-term lines of credit totaling $75 million at September 30, 2001. At September 30, 2001, there were no borrowings against the USSK short-term credit facility. At September 30, 2001, MAP had no borrowings against its revolving credit agreements with banks and no amounts outstanding against its revolving credit agreement with Ashland. At September 30, 2001, USX had
$27 million outstanding under a five-year promissory note agreement expiring in 2006.

     On July 27, 2001, United States Steel LLC and United States Steel LLC's wholly owned subsidiary, United States Steel Financing Corp., issued
$385 million of Senior Notes due August 1, 2008 ("Notes"), at an interest rate of 10.75 percent. An additional $150 million of Notes were issued September 11, 2001. The Notes have been attributed to and are reflected in the financial statements of both groups. The Notes were issued to meet, in part, the conditions of the Proposed Separation related to the completion of necessary financing arrangements. These Notes are guaranteed by USX Corporation until completion of the Proposed Separation, at which time they will be solely the obligation of United States Steel Corporation. The Notes allow their redemption if the Proposed Separation does not occur. The Notes contain certain covenants that impose restrictions on certain activities of United States Steel Corporation. For a description of these covenants, see Management's Discussion and Analysis of Financial Condition and Results of Operation for the U. S. Steel Group, "Liquidity", on page 98.

     On November 7, 2001, United States Steel LLC commenced offers to exchange, up to an aggregate of $365 million:
   - $50 principal amount of its 10% Senior Quarterly Income Debt Securities due 2031 ("SQUIDS") for each validly tendered and accepted share of 6.50% Cumulative Convertible Preferred Stock of USX Corporation ("6.50% Preferred Stock"), up to a maximum of $77 million;
   - $50 principal amount of its SQUIDS for each validly tendered and accepted 6.75% Convertible Quarterly Income Preferred Security ("6.75% QUIPS") of USX Capital Trust I, up to a maximum of $127 million, plus a cash payment for accrued but unpaid distributions; and
   - $25 principal amount of its SQUIDS for each validly tendered and accepted 8.75% Cumulative Monthly Income Preferred Share, Series A ("8.75% MIPS"), of USX Capital LLC, up to a maximum of $161 million, plus a cash payment for accrued but unpaid dividends.
Holders of shares of 6.50% Preferred Stock tendered and accepted in the exchange offers will not be paid accrued dividends in the exchange offers. Rather, all holders of 6.50% Preferred Stock as of December 3, 2001 will receive payment on December 31, 2001 in the amount of the full quarterly dividend payable on the 6.50% Preferred Stock for the fourth quarter. The exchange offers are scheduled to expire on December 7, 2001, unless extended or terminated. The SQUIDS are being issued to meet, in part, the conditions of the Proposed Separation and will be fully and unconditionally guaranteed by USX Corporation until completion of the Proposed Separation, at which time they will be solely the obligation of United States Steel Corporation. The SQUIDS provide for redemption if the Proposed Separation does not

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

occur. The covenants included in the SQUIDS are similar to those currently in USX indentures. All outstanding shares of 6.50% Preferred Stock at the effective time of the Proposed Separation will be converted into the right to receive, in cash, $50 plus accrued but unpaid dividends, and all outstanding 6.75% QUIPS at the effective time of the Proposed Separation will be redeemed for a cash payment of $50 plus accrued but unpaid distributions. All outstanding 8.75% MIPS will be redeemed on December 31, 2001 for a cash payment of $25 plus accrued but unpaid dividends.

     United States Steel LLC is currently negotiating a $400 million Accounts Receivable Facility that will provide a portion of the funding needed to implement the Proposed Separation. United States Steel LLC is also negotiating a $400 million Inventory Financing Facility to meet the financing needs of the Proposed Separation. Both facilities are expected to close in November 2001.

     Capital expenditures in the first nine months of 2001 were $1.2 billion and are expected to be approximately $2.1 billion for the full year, including expenditures by recently acquired businesses. Contract commitments for capital expenditures at September 30, 2001 totaled $445 million.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of September 30, 2001, to complete currently authorized capital spending programs and to complete the Proposed Separation. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 2001 and years 2002 and 2003, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 18 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources. Until the Proposed Separation is implemented or abandoned, USX management believes that it will be more difficult to access traditional debt and equity markets.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 33 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 2001. In addition, there are 14 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 150 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 13 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for substantially all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     New Tier II gasoline rules, which were finalized by the U.S. Environmental Protection Agency ("EPA") in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2002 and 2006. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, and unforeseen hazards such as weather conditions.

     In May 2001, Marathon and MAP settled in a consent decree EPA allegations that the Robinson refinery did not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the Clean Air Act ("CAA"). The government had alleged in a federal court lawsuit that the refinery's Total Annual Benzene releases exceeded the limitation of 10 megagrams per year, and as a result, the refinery was in violation of the benzene waste emission control, recordkeeping, and reporting requirements. The consent decree was approved by the court on July 26, 2001 and requires Marathon and MAP to pay a combined $1.6 million civil penalty, perform $125,000 in supplemental environmental projects, as part of an enforcement action for alleged CAA violations, and install various controls and other improvements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In 1998, the EPA conducted multi-media inspections of MAP's Detroit and Robinson refineries, covering compliance with the CAA, the Clean Water Act, reporting obligations under the Emergency Planning and Community Right to Know Act, CERCLA and the handling of process waste. The EPA served a number of Notices of Violation ("NOV") and Findings of Violation as a result of these inspections but these allegations were resolved as part of the New Source Review ("NSR") global consent decree which MAP agreed to on May 11, 2001. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $270 million in environmental capital expenditures and improvements to MAP's refineries over approximately an eight year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of about $8 million in supplemental environmental projects, as part of an enforcement action for alleged CAA violations. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions. The court approved this consent decree on August 28, 2001.

     In 2000, the Kentucky Natural Resources and Environmental Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. MAP has settled this NOV in concept for a $170,000 penalty and reimbursement of past response costs up to $131,000. A final administrative order resolving this matter is expected in the fourth quarter 2001.

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

     The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. In 1999, a new Record of Decision was approved by the EPA and the U.S. Department of Justice. On January 19, 2001, USX signed a consent decree with the EPA to remediate this site. On April 6, 2001, USX paid $0.4 million for costs associated with this site. The only remaining outstanding claim is the natural resource damages claim filed by the Commonwealth of Pennsylvania.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In 1987, the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, California. DHS alleged that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid, which were eventually taken to this landfill for disposal. In 2000, the parties reached a buyout arrangement with a third party remediation firm, whereby the firm agreed to take title to and remediate the site and also indemnify the PRPs. This commitment was backed by pollution insurance. USX's share to participate in the buyout was approximately $1.1 million. Payment of the USX buyout amount was made in December 2000. Title to the site was transferred to the remediation firm on January 31, 2001.

     In 1987, USX and the PA Department of Environmental Resources ("PADER") entered into a consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That consent Order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PADER reached agreement to amend the consent Order. Under the amended Order, USX agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $9.8 million with another $1.2 million presently projected to complete the project.

     In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which USX paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation ("RI") which was issued in 1997. USX's share of any final allocation formula for cleanup of the entire site was never determined; however, based on presently available information, USX may have been responsible for as much as 70% of the waste material deposited at the site. PA Department of Environmental Protection ("PADEP"), formerly PADER, issued its Final Feasibility Study Report for the entire site in August 2001. The report identifies and evaluates feasible remedial alternatives and selects three preferred alternatives. These alternatives are estimated to cost from $17 million to $20 million. Consultants for United States Steel have concluded that a less costly alternative should be employed at the site, which is estimated to cost $5.5 million. Based on the allocation of liability that has been recognized for past site cleanup activities, the United States Steel share of costs for this remedy would be approximately $3.7 million.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In September 2001, USX agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, NC fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. USX owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad - 48%, USX - 26% and LaRoche - 26%; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, USX was notified that LaRoche had filed for protection under the Bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche Bankruptcy. The estimated remediation costs are $4.4 million to $5.7 million. USX's estimated share of these costs is $1.6 million.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 18 to the USX Consolidated Financial Statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the USX Consolidated Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity herein.

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
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
----------------------------------------------------------------------------
Commodity-Based Derivative Instruments
Marathon Group(b)(c)

    Crude oil(f)(g)                              $8.8   $20.7   (d)

    Natural gas(f)(g)                             8.2    21.2   (d)

    Refined products(f)(g)                        0.7     4.6   (d)


U. S. Steel Group

    Natural Gas                                   1.3     3.2   (e)

    Zinc                                          2.8     6.9   (e)

    Tin                                           0.2     0.6   (e)

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% changes in closing commodity prices at September 30, 2001. Management evaluates the portfolios of commodity-based derivative instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to September 30, 2001, may cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout third quarter 2001, from a low of 19,040 contracts at July 18, to a high of 39,868 contracts at September 26, and averaged 24,900 for the quarter. The type of derivative instruments and number of positions entered into will vary which changes the composition of the portfolio. Because of these variations, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d)  Price increase.
      (e)  Price decrease.
      (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income.
      (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in September 30, 2001 interest rates on the fair value of USX's non-derivative financial instrument is provided in the following table:

(Dollars in millions)
-------------------------------------------------------------------------------
As of September 30, 2001
                                                           Incremental
                                                           Increase in
Non-Derivative                                        Fair     Fair
Financial Instruments(a)                             Value   Value(b)
-------------------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                             $272       $ -
-------------------------------------------------------------------------------
Financial liabilities:
 Long-term debt(c)(d)                              $4,642      $187
 Preferred stock of
   subsidiary                                         245        21
 USX obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust         184        16
                                                    ------    ------
       Total liabilities                           $5,071      $224
-------------------------------------------------------------------------------
(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at September 30, 2001 on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at September 30, 2001.
(c)    Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

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

     At September 30, 2001, USX had open Euro forward sale contracts for both U.S. dollars (total carrying value of approximately $4.2 million) and Slovak Koruna (total carrying value of approximately $7.3 million). A 10% increase in the September 30, 2001 Euro forward rates would result in an immaterial charge to income. The entire amount of these contracts is attributed to the U. S. Steel Group.

     At September 30, 2001, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $3 million. A 10% increase in the Canadian dollar to U.S. dollar forward rate would result in an immaterial charge to income. The entire amount of these contracts is attributed to the Marathon Group.

Equity Price Risk
-----------------
     As of September 30, 2001, USX was subject to equity price risk and market liquidity risk related to its investment in VSZ a.s., the former parent of U. S. Steel Kosice, s.r.o., which is attributed to the U. S. Steel Group. These risks are not readily quantifiable.

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

                         USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------


                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions)                      2001   2000    2001   2000
-----------------------------------------------------------------------------

REVENUES AND OTHER INCOME

 Marathon Group                          $8,336  $9,228 $26,247 $25,793
 U. S. Steel Group                        1,660   1,475   4,961   4,719
 Eliminations                                (8)    (24)    (32)    (54)
                                        ------- ------- ------- -------
    Total                                $9,988 $10,679 $31,176 $30,458


INCOME (LOSS) FROM OPERATIONS

 Marathon Group                            $580    $729  $2,747  $2,114
 U. S. Steel Group                          (25)     60    (153)    263
                                         ------  ------  ------  ------
    Total                                  $555    $789  $2,594  $2,377




CASH FLOW DATA
--------------

CAPITAL EXPENDITURES

 Marathon Group                            $392    $302 $1,020   $878
 U. S. Steel Group                           56      36    197    133
                                         ------  ------ ------ ------
    Total                                  $448    $338 $1,217 $1,011

     B.   Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions, except per
      share amounts)                      2001    2000   2001   2000
---------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues (Note 5)                      $8,502  $9,169 $26,243 $25,588
 Dividend and investee income               34      40     106      68
 Net gains (losses) on disposal of assets (208)      1    (180)     95
 Gain (loss) on ownership change in
  Marathon Ashland Petroleum LLC             1       1      (5)      9
 Other income                                7      17      83      33
                                        ------  ------  ------  ------
  Total revenues and other income        8,336   9,228  26,247  25,793
                                        ------  ------  ------  ------
COSTS AND EXPENSES:
 Cost of revenues (excludes items
  shown below)                           6,046   6,864  18,482  18,927
 Selling, general and
  administrative expenses                  171     151     497     409
 Depreciation, depletion and amortization  302     241     911     727
 Taxes other than income taxes           1,217   1,192   3,541   3,474
 Exploration expenses                       20      51      69     142
                                        ------  ------  ------  ------
  Total costs and expenses               7,756   8,499  23,500  23,679
                                        ------  ------  ------  ------
INCOME FROM OPERATIONS                     580     729   2,747   2,114
Net interest and other financial costs      36      53     109     192
Minority interest in income of Marathon
 Ashland Petroleum LLC                     223     115     650     373
                                        ------  ------  ------  ------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE  321     561   1,988   1,549
Provision for income taxes                 128     440     705     807
                                        ------  ------  ------  ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                      193     121   1,283     742
Cumulative effect of change in accounting
 principle                                   -       -      (8)      -
                                        ------  ------  ------  ------
NET INCOME                                $193    $121  $1,275    $742
                                        ======  ======  ======  ======
MARATHON STOCK DATA:
Income before cumulative effect of change in
 accounting principle                     $193    $121  $1,283    $742
  - Per share - basic                      .63     .38    4.16    2.38
              - diluted                    .62     .38    4.15    2.37
Cumulative effect of change in accounting
 principle                                   -       -      (8)      -
  - Per share - basic                        -       -    (.03)      -
              - diluted                      -       -    (.03)      -
Net income                                $193    $121  $1,275    $742
  - Per share - basic                      .63     .38    4.13    2.38
              - diluted                    .62     .38    4.12    2.37

Dividends paid per share                   .23     .23     .69     .65

Weighted average shares, in thousands
  - Basic                              309,309 311,847 309,056 312,068
  - Diluted                            309,923 312,094 309,452 312,272


Selected notes to financial statements appear on pages 48-60.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------


                                                 September 30December 31
(Dollars in millions)                                2001      2000
--------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $512      $340
 Receivables, less allowance for doubtful
  accounts of $3 and $3                             2,132     2,267
 Inventories                                        1,957     1,867
 Deferred income tax benefits                          35        60
 Assets held for sale                                  51       330
 Other current assets                                 110       121
                                                   ------    ------
     Total current assets                           4,797     4,985

Investments and long-term receivables               1,067       362
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,200 and $9,691                                 9,382     9,375
Prepaid pensions                                      223       207
Other noncurrent assets                               372       303
                                                   ------    ------
     Total assets                                 $15,841   $15,232
                                                   ======    ======
LIABILITIES

Current liabilities:
 Notes payable                                         $-       $80
 Accounts payable                                   2,672     3,021
 Income taxes payable                                 379       364
 Payroll and benefits payable                         200       230
 Accrued taxes                                        358       108
 Accrued interest                                      33        61
 Long-term debt due within one year                    91       148
                                                   ------    ------
     Total current liabilities                      3,733     4,012

Long-term debt, less unamortized discount           1,518     1,937
Deferred income taxes                               1,357     1,354
Employee benefits                                     681       648
Deferred credits and other liabilities                363       412
Preferred stock of subsidiary                         184       184

Minority interest in Marathon Ashland
 Petroleum LLC                                      2,029     1,840

COMMON STOCKHOLDERS' EQUITY                         5,976     4,845
                                                   ------    ------
Total liabilities and common stockholders' equity $15,841   $15,232
                                                   ======    ======

Selected notes to financial statements appear on pages 48-60.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                   Nine Months Ended
                                                      September 30
(Dollars in millions)                                2001      2000
--------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                         $1,275      $742
Adjustments to reconcile to net cash provided from
 operating activities:
 Cumulative effect of change in accounting
  principle                                             8         -
 Minority interest in income of Marathon Ashland
  Petroleum LLC                                       650       373
 Depreciation, depletion and amortization             911       727
 Exploratory dry well costs                            12        52
 Pensions and other postretirement benefits            21        17
 Deferred income taxes                               (220)      314
 (Gain) loss on ownership change in Marathon Ashland
  Petroleum LLC                                         5        (9)
 Net (gains) losses on disposal of assets             180       (95)
 Changes in:
     Current receivables                              132      (364)
     Inventories                                     (101)     (146)
     Current accounts payable and accrued expenses   (296)      179
 All other - net                                      136       (39)
                                                   ------    ------
     Net cash provided from operating activities    2,713     1,751
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                               (1,020)     (878)
Acquisition of Pennaco Energy, Inc.                  (506)        -
Disposal of assets                                    181       252
Restricted cash - withdrawals                          66       216
                - deposits                            (52)     (205)
Investees - investments                                (6)      (62)
          - loans and advances                         (5)       (5)
          - returns and repayments                     10         9
All other - net                                         4        16
                                                   ------    ------
     Net cash used in investing activities         (1,328)     (657)
                                                   ------    ------
FINANCING ACTIVITIES:
Decrease in Marathon Group's portion of USX
 consolidated debt                                   (556)     (586)
Specifically attributed debt - borrowings             112       273
                             - repayments            (112)     (271)
Common stock repurchased                               (1)      (37)
Treasury stock reissued                                11         -
Dividends paid                                       (214)     (203)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                      (450)     (212)
                                                   ------    ------
     Net cash used in financing activities         (1,210)   (1,036)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (3)       (4)
                                                   ------    ------
NET INCREASE IN CASH AND CASH EQUIVALENTS             172        54
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        340       111
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $512      $165
                                                   ======    ======
Cash used in operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                               $(150)    $(233)
 Income taxes paid, including settlements with the
  U. S. Steel Group                                  (653)     (466)
      Selected notes to financial statements appear on pages 48-60.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


    1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2001 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

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

    3. The Marathon Group uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Management has authorized the use of futures, forwards, swaps and options to reduce the effects of fluctuations related to the purchase, production or sale of crude oil, natural gas, and refined products and also certain business transactions denominated in foreign currencies.

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

         A portion of the cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in OCI which relates only to deferred gains or losses existing as of the close of business on December 31, 2000, for hedge transactions under prior accounting rules. OCI is also impacted by the changes in fair value associated with cash flow hedges. A reconciliation of the changes in OCI relating to derivative instruments is as follows (amounts in millions):

                                                    Third      Nine
                                                   Quarter    Months
                                                    Ended     Ended
                                                   Sept. 30  Sept. 30
   Deferred gain (loss), net of tax                  2001      2001
   -------------------------------------------------------------------------
   Beginning balance                                  $42        $-
   Cumulative effect adjustment                         -        (8)
   Reclassification of the cumulative effect
    adjustment into earnings                           (7)       28
   Changes in fair value                               20        35
   Reclassification to earnings                         2         2
                                                     ----      ----
   Balance at September 30, 2001                      $57       $57
                                                     ====      ====

         Of the $57 million recorded in OCI as of September 30, 2001, $13 million, net of income taxes, is expected to be reclassified to earnings over the 12-month period ending September 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary as a result of continual changes in fair value.

         The ineffective portion of changes in the fair value, on a before tax basis, for cash flow hedges recognized during the third quarter and nine months of 2001 was a favorable $6 million and $10 million, respectively. In addition, during the third quarter, $2 million was recognized in income before tax as the result of a discontinuation of a portion of a cash flow natural gas equity production hedge. These amounts were included in revenues.

         The futures contracts used in cash flow hedge strategies vary in duration with certain contracts extending to December 2002.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    3.   (Continued)

         There was no ineffectiveness associated with fair value hedges for the third quarter or year-to-date because the hedging instrument and the existing firm commitment contract are priced on the same underlying index. Certain derivative instruments used in the fair value hedges extend into 2008.

         The Marathon Group did not have any foreign currency contracts that qualified for hedge accounting. The changes in fair value of the forward currency contracts are recognized immediately in earnings. These forward currency contracts have various maturities extending into 2001.

    4. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143).

         SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of fair value of acquired assets over cost in a business combination (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized.

         SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. USX will adopt SFAS No. 142 effective January 1, 2002, as required. At that time, amortization of existing goodwill will cease on the unamortized portion associated with previous acquisitions and certain investments accounted for under the equity method. This will have a favorable impact on the results of operations of the Marathon Group of approximately $5 million, net of tax, annually beginning in 2002.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    4.   (Continued)

         SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. USX will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Marathon Group cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS No. 144, and the guidance will be applied on a prospective basis. The Marathon Group will adopt the Statement effective January 1, 2002.

    5. Included in revenues and costs and expenses for the third quarter of 2001 and 2000 were $1,152 million and $1,121 million, respectively, representing excise taxes on petroleum products and merchandise. Similar amounts for the nine months of 2001 and 2000 were $3,322 million and $3,268 million, respectively.

    6. The Marathon Group's total comprehensive income was $208 million for the third quarter of 2001, $121 million for the third quarter of 2000, $1,335 million for the nine months of 2001 and $739 million for the nine months of 2000.

    7. In the third quarter of 2001, the Marathon Group recorded a $221 million pretax loss primarily related to the complete sale of Marathon's heavy oil assets in Canada, which is included in net gains (losses) on disposal of assets.

    8. In the first quarter 2001, Marathon acquired Pennaco Energy, Inc. (Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the preliminary fair value of net assets acquired (goodwill) was $64 million and was originally to be amortized over 17 years. However, as a result of USX's adoption of SFAS No. 142, effective January 1, 2002, the Marathon Group will cease the amortization of goodwill and will test the unamortized balance for impairment on an annual basis. Results of operations for the nine months of 2001 include the results of Pennaco from February 7, 2001.

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

                                                   Nine Months Ended
                                                      September 30
     (In millions, except per share amounts)         2001      2000
     ------------------------------------------------------------------------
     Revenues and other income                    $26,255   $25,825
     Income before cumulative effect of change in
      accounting principle                          1,281       716
      - Per common share - basic                     4.15      2.29
                         - diluted                   4.14      2.29
     Net income                                     1,273       716
      - Per common share - basic                     4.12      2.29
                         - diluted                   4.11      2.29

    9. In the third quarter of 2001, MAP and Pilot Corporation formed a joint venture combining their travel center operations. The joint venture company named Pilot Travel Centers LLC, commenced operations on September 1, 2001 and is accounted for under the equity method of accounting.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    10.  (Continued)

                                                                Total
(In millions)                              E&P    RM&T    OERB Segments
--------------------------------------------------------------------------
THIRD QUARTER 2001
------------------
Revenues and other income:
 Customer                                 $873   $7,212   $413  $8,498
 Intersegment (a)                          123        2     14     139
 Intergroup (a)                              4        -      2       6
 Equity in earnings of unconsolidated
  investees                                 16       14      -      30
 Other                                      (1)      20      3      22
                                        ------   ------ ------  ------
  Total revenues and other income       $1,015   $7,248   $432  $8,695
                                        ======   ====== ======  ======
Segment income                            $259     $575     $6    $840
                                        ======   ====== ======  ======

THIRD QUARTER 2000
------------------
Revenues and other income:
 Customer (b)                           $1,140   $7,518   $492  $9,150
 Intersegment (a)                           74        7     20     101
 Intergroup (a)                              9        -     10      19
 Equity in earnings of unconsolidated
  investees                                 28        5      4      37
 Other                                       5       13      3      21
                                        ------   ------ ------  ------
  Total revenues and other income       $1,256   $7,543   $529  $9,328
                                        ======   ====== ======  ======
Segment income (b)                        $464     $299    $13    $776
                                        ======   ====== ======  ======


(a)Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

(b)Certain amounts have been reclassified from E&P to OERB to reflect 2001 classifications.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    10.  (Continued)


                                                                Total
(In millions)                              E&P    RM&T    OERB Segments
---------------------------------------------------------------------------
NINE MONTHS 2001
----------------
Revenues and other income:
 Customer                               $3,251 $21,490  $1,478  $26,219
 Intersegment (a)                          393      15      58      466
 Intergroup (a)                             19       -       7       26
 Equity in earnings of unconsolidated
  investees                                 52      28      11       91
 Other                                      16      52      10       78
                                        ------  ------  ------   ------
  Total revenues and other income       $3,731 $21,585  $1,564  $26,880
                                        ======  ======  ======   ======
Segment income                          $1,304  $1,693     $38   $3,035
                                        ======  ======  ======   ======

NINE MONTHS 2000
----------------
Revenues and other income:
 Customer (b)                           $3,046 $21,351  $1,150  $25,547
 Intersegment (a)                          262      62      52      376
 Intergroup (a)                             20       -      21       41
 Equity in earnings of unconsolidated
  investees                                 24      15      12       51
 Other                                      15      34       9       58
                                        ------  ------  ------   ------
   Total revenues and other income      $3,367 $21,462  $1,244  $26,073
                                        ======  ======  ======   ======
Segment income (b)                      $1,128    $968     $27   $2,123
                                        ======  ======  ======   ======


(a)Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

(b)Certain amounts have been reclassified from E&P to OERB to reflect 2001 classifications.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    10.  (Continued)

    The following schedules reconcile segment amounts to amounts reported in the Marathon Group financial statements:

                                                    Third Quarter Ended
                                                      September 30
(In millions)                                        2001      2000
-----------------------------------------------------------------------------
Revenues and other income:
 Revenues and other income of reportable segments  $8,695    $9,328
 Items not allocated to segments:
  Loss related to sale of certain Canadian assets    (221)        -
  Gain on ownership change in MAP                       1         1
 Elimination of intersegment revenues                (139)     (101)
                                                   ------    ------
     Total Group revenues and other income         $8,336    $9,228
                                                   ======    ======

Income:
 Income for reportable segments                      $840      $776
 Items not allocated to segments:
  Gain on ownership change in MAP                       1         1
  Administrative expenses                             (39)      (48)
  Loss related to sale of certain Canadian assets    (221)        -
  Costs related to Proposed Separation                 (1)        -
                                                   ------   -------
     Total Group income from operations              $580      $729
                                                   ======    ======

PAGE> 57

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    10.  (Continued)

                                                    Nine Months Ended
                                                      September 30
(In millions)                                        2001      2000
-----------------------------------------------------------------------------
Revenues and other income:
 Revenues and other income of reportable segments $26,880   $26,073
 Items not allocated to segments:
  Loss related to sale of certain
   Canadian assets                                   (221)        -
  Gain (loss) on ownership change in MAP               (5)        9
  Other (a)                                            59        87
 Elimination of intersegment revenues                (466)     (376)
                                                   ------    ------
     Total Group revenues and other income        $26,247   $25,793
                                                   ======    ======

Income:
 Income for reportable segments                    $3,035    $2,123
 Items not allocated to segments:
  Gain (loss) on ownership change in MAP               (5)        9
  Administrative expenses                            (104)     (105)
  Loss related to sale of certain
   Canadian assets                                   (221)        -
  Costs related to Proposed Separation                (17)        -
  Other (a)                                            59        87
                                                   ------    ------
     Total Group income from operations            $2,747    $2,114
                                                   ======    ======

(a)Represents in 2001, gain on offshore lease resolution with the U.S. Government and in 2000, gain on disposition of Angus/Stellaria.


    11. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                     (In millions)
                                                ------------------------
                                                 September 30December 31
                                                     2001      2000
                                                 -----------------------
    Crude oil and natural gas liquids                $708      $701
    Refined products and merchandise                1,159     1,069
    Supplies and sundry items                          90        97
                                                   ------    ------
      Total                                        $1,957    $1,867
                                                   ======    ======

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    12. At September 30, 2001, and December 31, 2000, income taxes payable represents an estimated income tax payable to the U. S. Steel Group. In addition, included in deferred credits and other liabilities at September 30, 2001, and December 31, 2000, respectively, are $43 million and $97 million of income taxes payable to the U. S. Steel Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

    13. The provision for income taxes for the third quarter and nine months of 2001 included deferred tax charges related to certain prior years' taxes of $7 million and $12 million, respectively.

         The income tax provision for the third quarter and nine months of 2000 included a one-time, noncash deferred tax charge of $235 million as a result of the change in amount, timing and nature of expected future foreign source income due to the exchange of Marathon's interest in Sakhalin Energy Investment Company, Ltd. for other oil and gas producing interests.

         Interest and other financial costs in the nine months of 2001 included a favorable adjustment of $9 million related to certain prior years' taxes.

    14. The method of calculating net income (loss) per common share for the Marathon Stock and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Marathon Group and the
    U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

         Basic net income per share is based on the weighted average number of common shares outstanding.

         Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

         See Note 10 of the Notes to USX Consolidated Financial Statements for the computation of income per share.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    15.  (Continued)

         The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2001, and December 31, 2000, accrued liabilities for remediation totaled $80 million and $75 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $59 million at September 30, 2001, and $57 million at December 31, 2000.

         For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the nine months of 2001 and for the years 2000 and 1999, such capital expenditures totaled $27 million, $73 million and $46 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental capital projects over the next eight years primarily aimed at reducing air emissions at its seven refineries. This consent decree was approved by the court on August 28, 2001. The current estimated cost to complete these projects is approximately $270 million. In addition, MAP is required to complete certain agreed upon supplemental environmental projects as part of an enforcement action for alleged Clean Air Act violations, at a current estimated cost of $8 million.

         At September 30, 2001, and December 31, 2000, accrued liabilities for platform abandonment and dismantlement totaled $184 million and $162 million, respectively.

         At September 30, 2001, a guarantee by USX of the liabilities of an affiliated entity totaled $26 million.

         At September 30, 2001, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $112 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

         The Marathon Group's contract commitments to acquire property, plant and equipment at September 30, 2001, totaled $368 million compared with $457 million at December 31, 2000.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    16. On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX (Proposed Separation). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. Holders of current USX-U. S. Steel Group Common Stock would become holders of United States Steel Corporation Common Stock. Holders of current USX-Marathon Group Common Stock would remain holders of such stock which would be renamed Marathon Oil Corporation Common Stock. The Proposed Separation does not contemplate a cash distribution to stockholders. Each company would carry approximately the same assets and liabilities now associated with its existing business, except for a value transfer of approximately $900 million from Marathon Oil Corporation to United States Steel Corporation, intended to maintain United States Steel Corporation as a strong, independent company. The form of the value transfer would be a reattribution of USX corporate debt between the USX-Marathon Group and the USX-U. S. Steel Group. The Proposed Separation was approved by shareholders at an October 25, 2001 meeting and is subject to receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements and receipt of necessary regulatory and third party consents. The Proposed Separation is expected to occur on or about December 31, 2001, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances. Costs related to the Proposed Separation include professional fees and other expenses and are included in selling, general and administrative expenses. These costs in the third quarter and nine months of 2001 were $1 million and $17 million, respectively.

    17. On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, an Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which, directly and indirectly, owns and operates the businesses of the USX-U. S. Steel Group. The reorganization did not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group.

         This reorganization in corporate form was independent of the Proposed Separation of the energy and steel businesses of USX Corporation.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum ("MAP"), owned 62 percent by Marathon; and other energy related businesses. The Management's Discussion and Analysis should be read in conjunction with the Marathon Group's Financial Statements and Selected Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 77.

     On October 25, 2001, the stockholders of USX Corporation approved the separation of the Marathon Group and the U.S. Steel Group into two independent companies ("Proposed Separation"). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. The Proposed Separation is subject to certain conditions and is expected to occur on or about December 31, 2001. For further discussion, see Management's Discussion and Analysis for USX Corporation on page 29.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets", "scheduled" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX Annual Report on Form 10-K for the year ended December 31, 2000, as amended, and in subsequent Forms 10-Q and Forms 8-K.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues and other income for the third quarter and first nine months of 2001 and 2000 are summarized in the following table:

                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions)                      2001   2000    2001   2000
                                          -----  -----   -----  -----
Exploration & production ("E&P") (a)     $1,015  $1,256 $3,731 $3,367
Refining, marketing & transportation
 ("RM&T")                                 7,248   7,543 21,585 21,462
Other energy related businesses
 ("OERB") (a) (b)                           432     529  1,564  1,244
                                         ------  ------ ------ ------
Revenues and other income of
 reportable segments                     $8,695  $9,328$26,880$26,073

Revenues and other income not allocated to segments:
 Gain/(loss) on ownership change in MAP       1       1     (5)     9
 Other (c)                                    -       -     59     87
 Loss related to sale of certain
  Canadian assets                          (221)      -   (221)     -
 Elimination of intersegment revenues      (139)   (101)  (466)  (376)
                                         ------  ------ ------ ------
  Total Group revenues and other income  $8,336  $9,228$26,247$25,793
                                         ======  ====== ====== ======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
  products and merchandise               $1,152  $1,121 $3,322 $3,268
Matching crude oil and refined product
  buy/sell transactions settled in cash:
   E&P                                     $126    $124   $359   $513
   RM&T                                   1,024     962  2,921  2,868
                                          -----   -----  -----  -----
     Total buy/sell transactions         $1,150  $1,086 $3,280 $3,381
---------
(a)Certain amounts have been reclassified from E&P to OERB to reflect 2001 classifications.
(b)Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(c)Represents a gain on the offshore lease resolution with the U.S. Government in 2001 and a gain on the disposition of Angus/Stellaria in 2000.

     E&P segment revenues decreased by $241 million in the third quarter of 2001 from the comparable prior-year period. This decrease primarily reflected lower worldwide liquid hydrocarbon and natural gas prices. For the first nine months of 2001, revenues increased by $364 million from the prior-year period. This increase primarily reflected higher worldwide natural gas prices, gains from derivative activities, and higher international liquid hydrocarbon volumes, partially offset by lower worldwide liquid hydrocarbon prices.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
     RM&T segment revenues decreased by $295 million in the third quarter of 2001 from the comparable prior-year period. This decrease primarily reflected lower refined product prices, partially offset by higher liquid hydrocarbon sales volumes. For the first nine months of 2001, revenues increased by $123 million from the prior-year period. This increase primarily reflected higher liquid hydrocarbon sales volumes, partially offset by lower refined product sales volumes and a decrease in refined product prices.

     OERB segment revenues decreased by $97 million in the third quarter of 2001 from the comparable prior-year period. This decrease primarily reflected lower natural gas and crude oil prices and decreased natural gas purchase and resale activity. For the first nine months of 2001, revenues increased by $320 million from the prior-year period. This increase primarily reflected higher natural gas prices and increased crude oil purchase and resale activity, partially offset by a decrease in natural gas purchase and resale activity and lower crude oil prices.

     Income from operations for the third quarter and first nine months of 2001 and 2000 is summarized in the following table:

                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions)                      2001   2000    2001   2000
                                          -----  -----   -----  -----
E&P
 Domestic (a)                              $210   $304  $1,012   $781
 International                               49    160     292    347
                                         ------ ------  ------ ------
   Income for E&P reportable segment        259    464   1,304  1,128
RM&T                                        575    299   1,693    968
OERB (a)                                      6     13      38     27
                                         ------  ------ ------ ------
     Income for reportable segments        $840   $776  $3,035 $2,123

Items not allocated to segments:
 Administrative expenses (b)               $(39)  $(48)  $(104) $(105)
 Gain on disposition of Angus/Stellaria (c)   -      -       -     87
 Gain on lease resolution with
   U.S. Government                            -      -      59      -
 Gain/(loss) on ownership change in MAP       1      1      (5)     9
 Loss related to sale of certain
   Canadian assets                         (221)     -     (221)    -
 Costs related to proposed separation (d)    (1)     -      (17)    -
                                         ------ ------   ------ -----
     Total Group income from operations    $580   $729   $2,747$2,114
--------
      (a) Certain amounts have been reclassified from E&P to OERB to reflect 2001 classifications.
      (b) Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
      (c) Resulted from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development located in the Gulf of Mexico.
      (d) Includes professional fees and expenses, and certain other costs related to the proposed separation.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income for reportable segments in the third quarter of 2001 increased by $64 million from last year's third quarter, due primarily to a higher refining and wholesale marketing gross margin, partially offset by lower worldwide crude oil and natural gas prices. Income for reportable segments in the first nine months of 2001 increased by $912 million from the first nine months of 2000, due primarily to a higher refining and wholesale marketing margin and higher worldwide natural gas prices.

     Worldwide E&P segment income in the third quarter of 2001 decreased by $205 million from last year's third quarter. Results in the first nine months of 2001 increased by $176 million from the same period in 2000.

     Domestic E&P income in the third quarter of 2001 decreased by $94 million from last year's third quarter. This decrease was mainly due to lower natural gas and crude oil prices, partially offset by higher gas volumes resulting from the acquisition of Pennaco Energy, Inc. ("Pennaco"), lower production taxes, and reduced exploration expense primarily due to the timing of well expenditures and lower geophysical contract expenditures. Results in the first nine months of 2001 increased by $231 million from the same period in 2000. This increase was mainly due to higher natural gas prices and volumes, gains from derivative activities primarily related to Pennaco production, and reduced exploration expense, partially offset by decreased liquid hydrocarbon prices and increased depreciation.

     International E&P income in the third quarter of 2001 decreased by $111 million from last year's third quarter. This decrease was mainly due to lower crude oil and natural gas prices, lower natural gas volumes, lower earnings from equity affiliates resulting from the trade of Marathon's interest in Sakhalin Energy to Shell in late 2000, and increased depreciation, partially offset by higher liquid hydrocarbon volumes from consolidated entities. Results in the first nine months of 2001 decreased by $55 million from the same period in 2000. The decrease was mainly due to lower liquid hydrocarbon prices and natural gas volumes, increased depreciation and gas transportation charges, partially offset by higher natural gas prices and liquid hydrocarbon volumes.

     RM&T segment income in the third quarter of 2001 increased by $276 million from last year's third quarter. Results in the first nine months of 2001 increased by $725 million from the same period in 2000. These increases were mainly due to a higher refining and wholesale marketing gross margin, partially offset by higher refining and wholesale marketing transportation expense and lower Speedway SuperAmerica LLC ("SSA") gasoline and distillate sales volumes.

     OERB segment income in the third quarter of 2001, decreased by $7 million from last year's third quarter. This decrease was mainly due to the recognition of an equity affiliate loss, lower margins on natural gas purchase and resale activity, and unrealized net losses on derivative instruments, partially offset by higher crude oil purchase and resale activity accompanied by higher margins. Results in the first nine months of 2001 increased by $11 million from the same period in 2000. This increase was primarily due to higher crude oil purchase and resale activity accompanied by higher margins, higher power generation income, and higher liquefied natural gas margins.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs in the first nine months of 2001 decreased by $83 million from the comparable 2000 period. The first nine months of 2001 included a favorable adjustment of $9 million related to prior years' taxes. Excluding this adjustment, the decrease of $74 million was primarily due to lower average debt levels attributed to the Marathon Group and increased capitalized interest on RM&T projects.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased by $277 million in the first nine months of 2001 from the comparable 2000 period, due to higher MAP income.

     The provision for estimated income taxes in the first nine months of 2001 decreased by $102 million from the comparable 2000 period. The first nine months of 2001 included deferred tax charges of $12 million related to certain prior years' taxes. The first nine months of 2000 included a one-time, noncash deferred tax charge of $235 million as a result of the change in amount, timing and nature of expected future foreign source income due to the exchange of Marathon's interest in Sakhalin Energy for other oil and gas producing interests. Excluding these items, the increase of $144 million was primarily due to an increase in income before taxes.

     The cumulative effect of change in accounting principle of $8 million, net of a tax benefit of $5 million, in the first nine months of 2001 was an unfavorable transition adjustment related to adopting SFAS No. 133. For further discussion, see Notes 3 and 4 to the Marathon Group Financial Statements.

     Net income for the third quarter and first nine months increased by $72 million and $533 million, respectively, in 2001 from 2000, primarily reflecting the factors discussed above.

Balance Sheet
-------------
     Current assets decreased $188 million from year-end 2000, primarily due to a decrease in assets held for sale and receivables, partially offset by an increase in cash and cash equivalents, and inventories. The decrease in assets held for sale primarily resulted from the contribution of the Yates field assets to the MKM Partners L.P. joint venture, partially offset by certain Canadian assets and SSA stores held for sale at September 30, 2001. The decrease in receivables was mainly due to a decrease in accounts receivable related to lower commodity prices, partially offset by an increase in other receivables related to derivative activity. The increase in cash and cash equivalents primarily reflects increased cash provided from operating activities. The increase in inventories primarily resulted from an increase in refined products and crude oil inventories.

     Current liabilities decreased $279 million from year-end 2000, primarily due to a decrease in accounts payable due to lower commodity prices, partially offset by an increase in accrued taxes because of higher income.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Investments and long-term receivables increased $705 million from year-end 2000 primarily due to the contribution of assets to the MKM Partners L.P. and Pilot Travel Centers LLC ("PTC") joint ventures.

     Total long-term debt and notes payable at September 30, 2001 was $1,609, a decrease of $556 million from year-end 2000. This decrease in debt attributed to the Marathon Group was mainly due to cash flow provided from operating activities in excess of cash used for capital expenditures, the acquisition of Pennaco, dividend payments and distributions to the minority shareholder in MAP. Most of the debt is a direct obligation of, or is guaranteed by, USX.

     Minority interest in Marathon Ashland Petroleum LLC increased by
$189 million from year-end 2000 due to Ashland's share of recorded MAP income exceeding cash distributions to Ashland.

     Stockholders' equity increased $1,131 million from year-end 2000, mainly reflecting increased net income, partially offset by dividends declared.

Cash Flows
----------
     Net cash provided from operating activities was $2,713 million in the first nine months of 2001, compared with $1,751 million in the first nine months of 2000. The $962 million increase mainly reflected the favorable effects of improved net income (excluding noncash items) and favorable working capital changes, excluding the intergroup tax payment to the U.S. Steel Group made in accordance with the group tax allocation policy. This payment was $379 million in the first nine months of 2001 compared to $97 million in the first nine months of 2000. For additional information on the group tax allocation policy, see Note 2 to the Marathon Group Financial Statements.

     Capital expenditures in the first nine months of 2001 totaled
$1,020 million, compared with $878 million in the comparable 2000 period. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 77.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at September 30, 2001 totaled $368 million compared with $457 million at December 31, 2000. In addition, MAP has entered into a New Source Review global consent decree with the U.S. Environmental Protection Agency ("EPA") which commits it to spend approximately $270 million over the next eight years for future environmental projects.

     The acquisition of Pennaco Energy, Inc. included net cash payments of $506 million. For further discussion of Pennaco, see Note 8 to the Marathon Group Financial Statements.

     Cash from disposal of assets was $181 million in the first nine months of 2001, compared with $252 million in the comparable 2000 period. Proceeds in 2001 were mainly from the sale of various Canadian oil fields, SSA stores, and various domestic producing properties. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico and other domestic production properties.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The net change in restricted cash was a net withdrawal of $14 million in the first nine months of 2001, compared to a net withdrawal of $11 million in the comparable 2000 period. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Net investments in affiliates was $1 million in the first nine months of 2001, compared with $58 million in the comparable 2000 period. Cash outflows in 2000 mainly reflected funding provided to equity affiliates for capital projects, primarily the Sakhalin II project in Russia.

     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, decreased by $556 million in the first nine months of 2001. Financial obligations decreased primarily because cash from operating activities and asset sales exceeded capital expenditures, acquisitions and dividend payments. For further details, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

     Distributions to minority shareholder of MAP were $450 million in the first nine months of 2001, compared with $212 million in the comparable 2000 period.

Derivative Instruments
----------------------
     See Quantitative and Qualitative Disclosure About Market Risk for discussion of derivative instruments and associated market risk for the Marathon Group.

Liquidity
---------
     On November 2, 2001, Marathon announced the signing of a Purchase and Sale Agreement with CMS Energy to acquire all of its upstream and downstream interests in Equatorial Guinea, West Africa for a total cash consideration of approximately $993 million. The transaction is expected to be completed in January 2002 and is expected to be initally funded using a combination of available cash, revolving credit facilities, and other short-term liquidity facilities.

     On November 7, 2001, United States Steel LLC commenced offers to exchange its 10% Senior Quarterly Income Debt Securities due 2031 ("SQUIDS"), up to an aggregate of $365 million, for three securities, including the 8.75% Cumulative Monthly Income Preferred Shares, Series A which are partially attributed to the Marathon Group.

     For additional discussion of USX's liquidity and capital resources and details of the exchange offer, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 13 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 2001. In addition, there are 3 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 115 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 13 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for substantially all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     New Tier II gasoline rules, which were finalized by the EPA in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels. The combined capital cost to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2002 and 2006. This is a forward-looking statement and can only be a broad-based estimate due to the ongoing evolution of regulatory requirements. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, and unforeseen hazards such as weather conditions.

     In May 2001, Marathon and MAP settled in a consent decree EPA allegations that the Robinson refinery did not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the Clean Air Act ("CAA"). The government had alleged in a federal court lawsuit that the refinery's Total Annual Benzene releases exceeded the limitation of 10 megagrams per year, and as a result, the refinery was in violation of the benzene waste emission control, record keeping, and reporting requirements. The consent decree was approved by the court on July 26, 2001 and requires Marathon and MAP to pay a combined $1.6 million civil penalty, perform $125,000 in supplemental environmental projects, as part of an enforcement action for alleged CAA violations, and install various controls and other improvements.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In 1998, the EPA conducted multi-media inspections of MAP's Detroit and Robinson refineries, covering compliance with the CAA, the Clean Water Act, reporting obligations under the Emergency Planning and Community Right to Know Act, CERCLA and the handling of process waste. The EPA served a number of Notices of Violation ("NOV") and Findings of Violation as a result of these inspections, but these allegations were resolved as part of the New Source Review global consent decree which MAP agreed to on May 11, 2001. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $270 million in environmental capital expenditures and improvements to MAP's refineries over approximately an eight year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of about $8 million in supplemental environmental projects, as part of an enforcement action for alleged CAA violations. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions. The court approved this consent decree on August 28, 2001.

     In 2000, the Kentucky Natural Resources and Environmental Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. MAP has settled this NOV in concept for a $170,000 penalty and reimbursement of past response costs up to $131,000. A final administrative order resolving this matter is expected in fourth quarter 2001.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment. See Note 15 to the Marathon Group Financial Statements for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Marathon's Gulf of Mexico exploration drilling program was delayed due to the cancellation of the contract for the Cajun Express rig. The two wells expected to be drilled with the Cajun Express rig have been delayed until December 2001 and January 2002. However, Marathon has been able to participate in or accelerate the drilling of other prospects. On October 31, 2001, Marathon announced an oil discovery on its Ozona Deep prospect. Located in 3,280 feet of water in Garden Banks Block 515, the well was drilled to a total measured depth of 26,352 feet. Approximately 345 feet of net pay was encountered in two primary intervals. Marathon is the operator and holds a 68 percent working interest in this discovery. The Timber Wolf (Mississippi Canyon 555) prospect is currently drilling and is expected to reach total depth in fourth quarter 2001. The Paris Carver (Green Canyon 601) prospect is expected to spud late in fourth quarter 2001 with drilling continuing into 2002. Marathon's international drilling program is proceeding on schedule with a shallow-water Nova Scotia well currently drilling, and with Angola and Nova Scotia deepwater wells expected to spud in fourth quarter 2001.

     Marathon's fourth quarter production is expected to be approximately 415 to 420 thousand barrels of oil equivalent per day. Full year 2001 production is expected to be approximately 420 thousand barrels of oil equivalent per day.
For 2002, Marathon's production is expected to average between 430 and 435 thousand barrels of oil equivalent per day.

     On August 23, 2001, Marathon announced plans to develop a strategic alliance with Yukos Oil Company, the second largest Russian oil company. As part of the alliance, a joint business development group will be formed to evaluate international investment opportunities.

     On August 29, 2001, Marathon announced agreements with Statoil, Norsk Hydro and TotalFinaElf to acquire varied interests in five licenses in the Norwegian Sector of the North Sea. The portfolio additions include several undeveloped discoveries close to Marathon's existing infrastructure positions in the Heimdal and Brae areas of the North Sea. The transactions are subject to necessary approvals from the Norwegian authorities.

     On November 2, 2001, Marathon announced it signed a Purchase and Sale Agreement with CMS Energy to acquire all of its upstream and downstream interests in Equatorial Guinea, West Africa. For a total cash consideration of $993 million, Marathon will acquire:

     - a 52.4 percent interest in, and operatorship of, the offshore Alba Block, which contains the currently producing Alba gas field as well as undeveloped oil and gas discoveries, and several undrilled exploration prospects;
     - a 37.6 percent interest in adjacent offshore Block D;
     - a 52.4 percent interest in an onshore condensate separation facility;
     - a 45 percent interest in a joint venture onshore methanol production plant;
     - a 43.2 percent interest in an onshore liquefied petroleum gas processing plant.

     This transaction is subject to appropriate government approvals and is expected to close in early January 2002.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The above discussion includes forward-looking statements with respect to the exploration drilling program, timing and levels of Marathon's worldwide liquid hydrocarbon and natural gas production, the planned alliance with Yukos Oil Company, the plan to acquire interests in licenses in the Norwegian sector of the North Sea, and the plans to acquire CMS Energy interests in Equatorial Guinea, West Africa. Some factors that could potentially affect the exploration drilling program and worldwide liquid hydrocarbon and natural gas production include acts of war or terrorist acts and the governmental or military response thereto, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions/dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability and other geological, operating and economic considerations. Some factors that affect the planned alliance with Yukos Oil Company include the execution and closing of definitive agreements, and the receipt of government approvals. The realization of anticipated benefits is dependent upon the effectiveness of the mutual alliance and future economic conditions. Some factors that could affect the plan to acquire interests in licenses in the Norwegian sector of the North Sea include the execution and closing of definitive agreements, and the receipt of necessary approvals from the Norwegian authorities. Some factors that could affect the plans to acquire CMS Energy interests include the execution and closing of definitive agreements, and the receipt of necessary approvals from the Equatorial Guinea government.

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

     On September 1, 2001, PTC, a joint venture owned 50 percent each by MAP and Pilot Corporation, began operations. MAP, through its wholly owned retail unit SSA, contributed 94 travel centers and other assets in the formation of PTC.
PTC is now the largest travel center network in the United States with more than 235 locations. The new venture, based in Knoxville, Tennessee, has approximately 11,000 employees.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In early October 2001, the Garyville, Louisiana refinery coker achieved mechanical completion and is currently operating at more than 80 percent of capacity. The coker is anticipated to be at full production during fourth quarter 2001. This new unit will allow the Garyville refinery to use heavier, lower cost crude and eliminate the production of heavy fuel oil. The total cost of this major improvement program is approximately $280 million.

     During third quarter 2001, SSA entered into an agreement to sell all 32 of its retail locations in Tennessee. A majority of these locations are expected to be branded as Marathon retail outlets by the purchaser. This sales transaction is expected to close in the fourth quarter of 2001.

     MAP is also working to improve its logistics network and has been designated operator of the Centennial Pipeline, owned jointly by Panhandle Eastern Pipe Line Company, a subsidiary of CMS Energy Corporation, MAP, and TE Products Pipe Line Company, Limited Partnership. All of the permits and rights-of-way have been obtained for the new pipeline, which will connect the Gulf Coast refiners with the Midwest market. The Centennial Pipeline system is expected to be operational in the first quarter of 2002.

     A MAP subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline will be named Cardinal Products Pipe Line and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. ORPL has secured over 99 percent of the rights-of-way required to build the pipeline and expects to conclude remaining rights-of-way negotiations in the fourth quarter of 2001. Applications for the remaining construction permits have been filed. Construction is currently planned for summer 2002 pending receipt of permits, with start-up of the pipeline to follow in late fourth quarter 2002.

     On October 25, 2001, the stockholders of USX Corporation approved the separation of the Marathon Group and the U.S. Steel Group into two independent companies. The Proposed Separation is expected to occur on or about
December 31, 2001 and is subject to certain conditions including receipt of a favorable ruling from the Internal Revenue Service as to the tax-free status of the Proposed Separation. For further discussion, see Management's Discussion and Analysis for USX Corporation on page 29.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The above discussion includes forward-looking statements with respect to the full operation of the Garyville coker, SSA store disposition, Centennial and Cardinal Products Pipe Line systems and the Proposed Separation. Some factors which could impact the Garyville coker project include unanticipated operational issues. Some factors which could impact the disposition of stores in Tennessee include government approvals, regulatory constraints, consent of third parties and satisfaction of customary closing conditions. Some factors which could impact the Centennial Pipeline system include delivery of equipment and materials, contractor performance and unforeseen hazards such as weather conditions. Some factors which could impact the Cardinal Products Pipe Line include obtaining the necessary permits and remaining rights-of-way, and completion of construction. Some factors that could affect the Proposed Separation include receipt of a favorable tax ruling from the IRS on the tax-free nature of the transaction, completion of necessary financing arrangements, receipt of necessary regulatory and third party consents, any materially adverse changes in business conditions for the energy and/or steel businesses or other unfavorable circumstances. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                       ----------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on income before income taxes of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of September 30, 2001, are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
-----------------------------------------------------------------------------
Commodity-Based Derivative Instruments
Marathon Group(b)(c)
    Crude oil (f)(g)                             $8.8   $20.7   (d)
    Natural gas (f)(g)                            8.2    21.2   (d)
    Refined products (f)(g)                       0.7     4.6   (d)

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental decrease in income before income taxes of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 2001. Management evaluates the portfolios of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to September 30, 2001, may cause future income before income tax effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout third quarter 2001, from a low of 19,040 contracts at July 18, to a high of 39,868 contracts at September 26, and averaged 24,900 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout third quarter 2001, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d)  Price increase.
      (e)  Price decrease.
      (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income before income taxes when applied to the derivative commodity instruments used to hedge that commodity.
     (g)  Adjusted to reflect Marathon's 62 percent ownership of MAP.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                        ---------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in September 30, 2001, interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
------------------------------------------------------------------------------
As of September 30, 2001
                                                           Incremental
                                                           Increase in
Non-Derivative                                       Fair     Fair
Financial Instruments(a)                             Value   Value(b)
------------------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                             $181        $-
------------------------------------------------------------------------------
Financial liabilities:
 Long-term debt (c)(d)                             $1,754       $76
 Preferred stock of
   subsidiary                                         180        15
                                                    ------    ------
       Total liabilities                           $1,934       $91
------------------------------------------------------------------------------
(a)Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at September 30, 2001, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at September 30, 2001.
(c)Includes amounts due within one year.
(d)Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                       ----------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2001, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $3 million. A 10% increase in the Canadian dollar to U.S. dollar forward rate would result in an immaterial charge to income. The entire amount of these contracts is attributed to the Marathon Group.

Equity Price Risk
-----------------
     As of September 30, 2001, the Marathon Group had no material exposure to equity price risk.

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

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                    ----------------------------------------
                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions)                      2001   2000    2001   2000
------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
 Exploration & Production ("E&P")
   Domestic (a)                            $210   $304  $1,012   $781
   International                             49    160     292    347
                                          -----  -----   -----  -----
     Income For E&P Reportable Segment      259    464   1,304  1,128
 Refining, Marketing & Transportation       575    299   1,693    968
 Other Energy Related Businesses (a) (b)      6     13      38     27
                                          -----  -----   -----  -----
       Income For Reportable Segments      $840   $776  $3,035 $2,123

Items Not Allocated To Segments:
 Administrative Expenses                   $(39)  $(48)  $(104) $(105)
 Gain on disposition of Angus/Stellaria       -      -       -     87
 Gain on lease resolution with
   U.S. Government                            -      -      59      -
 Gain/(loss) on ownership change - MAP        1      1      (5)     9
 Loss related to sale of certain
   Canadian assets                         (221)     -    (221)     -
 Costs related to proposed separation (c)    (1)     -     (17)     -
                                         ------ ------  ------ ------
    Marathon Group Income From Operations  $580   $729  $2,747 $2,114

CAPITAL EXPENDITURES
 Exploration & Production                  $219   $153    $593   $553
 Refining, Marketing & Transportation       153    149     365    315
 Other(d)                                    20      -      62     10
                                          -----  -----   -----  -----
    Total                                  $392   $302  $1,020   $878

EXPLORATION EXPENSE
 Domestic                                    $9    $33     $34    $84
 International                               11     18      35     58
                                          -----  -----   -----  -----
    Total                                   $20    $51     $69   $142

OPERATING STATISTICS

Net Liquid Hydrocarbon Production(e):
 United States                            124.1  129.4   124.9  131.7
 Europe                                    52.3   26.3    47.0   28.2
 Other International                       23.8   42.8    30.0   37.3
                                         ------ ------  ------ ------
    Total Consolidated                    200.2  198.5   201.9  197.2
 Domestic Equity Investee
   (MKM Partners L.P.)                      9.0      -     9.5      -
 International Equity Investees (CLAM &
   Sakhalin Energy)(f)                      0.1   24.4     0.1    9.1
                                         ------ ------  ------ ------
     Worldwide                            209.3  222.9   211.5  206.3

Net Natural Gas Production(g):
 United States                            751.8  715.5   771.4  726.1
 Europe(h)                                301.4  306.2   322.0  333.1
 Other International                      119.1  144.8   125.4  144.8
                                         ------ ------  ------  -----
     Total Consolidated                 1,172.31,166.5 1,218.81,204.0
 International Equity Investee (CLAM)      26.4   21.4    31.6   28.0
                                        ------- ---------------------
     Worldwide                          1,198.71,187.9 1,250.41,232.0

Average Equity Sales Prices(i)(j):
 Liquid Hydrocarbons (per Bbl)
   Domestic                              $21.33 $26.58  $21.80 $24.85
   International                          24.19  28.84   24.95  26.87
 Natural Gas (per Mcf)
   Domestic                               $2.49  $3.61   $3.98  $2.90
   International                           2.30   2.59    3.07   2.47

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                    ----------------------------------------
                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
                                           2001   2000    2001   2000
                                       --------------------------------
OPERATING STATISTICS (continued)

MAP:

Crude Oil Refined(e)                      961.1   928.4  930.0  915.0
Consolidated Refined Products Sold(e)(n) 1343.8  1350.0 1300.3 1304.6
   Matching buy/sell volumes included in refined
   products sold(e)                        43.0    43.5   43.8   55.3
Refining and Wholesale Marketing
   Margin(k)(l)                         $0.1314 $0.0670$0.1347$0.0753
Number of SSA retail outlets(o)           2,145   2,288      -      -
SSA Gasoline and Distillate Sales(m)(o)     916     965  2,657  2,802
SSA Gasoline and Distillate
   Gross Margin(k)(o)                   $0.1331 $0.1289$0.1230$0.1287
SSA Merchandise Sales(o)                   $607    $588 $1,669 $1,643
SSA Merchandise Gross Margin(o)            $137    $136   $387   $387
--------------
      (a) Certain amounts have been reclassified from E&P to OERB to reflect 2001 classifications.
      (b) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
      (c) Includes professional fees and expenses, and certain other costs related to the proposed separation.
      (d) Includes other energy related businesses and corporate capital expenditures.
      (e)  Thousands of barrels per day
      (f) In 2001, equity investee is CLAM and in 2000, equity investees are CLAM and Sakhalin Energy.
      (g)  Millions of cubic feet per day
      (h) Includes gas acquired for injection and subsequent resale of 6.8, 9.3, 8.3 and 11.7 mmcfd in the third quarter and nine month year-to-date 2001 and 2000, respectively.
      (i)  Prices exclude gains and losses from hedging activities.
      (j)  Prices exclude equity affiliates and purchase/resale gas.
      (k)  Per gallon
      (l) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
      (m)  Millions of gallons
      (n) Total average daily volume of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
      (o) Excludes travel centers contributed to Pilot Travel Center LLC. Periods prior to September 1, 2001, have been restated.

     C.   U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions, except per
    share amounts)                         2001    2000   2001  2000
----------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                                $1,645  $1,462 $4,888 $4,673
 Income from investees                       11       6     51     13
 Net gains on disposal of assets              4       6     20     34
 Other income (loss)                          -       1      2     (1)
                                         ------  ------ ------ ------
  Total revenues and other income         1,660   1,475  4,961  4,719
                                         ------  ------ ------ ------
COSTS AND EXPENSES:
 Cost of revenues (excludes items
    shown below)                          1,519   1,344  4,658  4,234
 Selling, general and administrative
    expenses (credits)                        7     (56)    19   (176)
 Depreciation, depletion and amortization    94      69    246    222
 Taxes other than income taxes               65      58    191    176
                                         ------  ------ ------ ------
  Total costs and expenses                1,685   1,415  5,114  4,456
                                         ------  ------ ------ ------
INCOME (LOSS) FROM OPERATIONS               (25)     60   (153)   263
Net interest and other financial costs       38      27     74     75
                                         ------  ------ ------ ------
INCOME (LOSS) BEFORE INCOME TAXES           (63)     33   (227)   188
Provision (credit) for income taxes         (40)     14   (183)    70
                                         ------  ------ ------ ------
NET INCOME (LOSS)                           (23)     19    (44)   118
Dividends on preferred stock                  2       2      6      6
                                         ------  ------ ------ ------
NET INCOME (LOSS) APPLICABLE TO
   STEEL STOCK                             $(25)    $17   $(50)  $112
                                         ======  ====== ====== ======

STEEL STOCK DATA:
 Net income (loss)                         $(25)    $17   $(50)  $112
  - Per share - basic                      (.28)    .19   (.56)  1.27
              - diluted                    (.28)    .19   (.57)  1.27

 Dividends paid per share                   .10     .25    .45    .75

 Weighted average shares, in thousands
  - Basic                                89,193  88,738 89,003 88,554
  - Diluted                              89,193  88,738 89,003 88,556



Selected notes to financial statements appear on pages 82-92.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                 September 30December 31
(Dollars in millions)                                2001      2000
-----------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $475      $219
 Receivables, less allowance for doubtful
  accounts of $131 and $57                            656       627
 Receivables subject to a security interest           350       350
 Income taxes receivable                              379       364
 Inventories                                          950       946
 Deferred income tax benefits                         185       201
 Other current assets                                   6        10
                                                   ------    ------
     Total current assets                           3,001     2,717

Investments and long-term receivables,
 less reserves of $39 and $38                         392       536
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,775 and $6,531                                  3,089     2,739
Prepaid pensions                                    2,740     2,672
Other noncurrent assets                               115        47
                                                   ------    ------
     Total assets                                  $9,337    $8,711
                                                   ======    ======
LIABILITIES

Current liabilities:
 Notes payable                                         $-       $70
 Accounts payable                                     801       760
 Payroll and benefits payable                         228       202
 Accrued taxes                                        259       173
 Accrued interest                                      41        47
 Long-term debt due within one year                   136       139
                                                   ------    ------
     Total current liabilities                      1,465     1,391

Long-term debt, less unamortized discount           2,622     2,236
Deferred income taxes                                 753       666
Employee benefits                                   1,936     1,767
Deferred credits and other liabilities                483       483
Preferred stock of subsidiary                          66        66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX           183       183

STOCKHOLDERS' EQUITY
Preferred stock                                         2         2
Common stockholders' equity                         1,827     1,917
                                                   ------    ------
     Total stockholders' equity                     1,829     1,919
                                                   ------    ------
     Total liabilities and stockholders' equity    $9,337    $8,711
                                                   ======    ======

Selected notes to financial statements appear on pages 82-92.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                   Nine Months Ended
                                                      September 30
(Dollars in millions)                                2001      2000
---------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                    $(44)     $118
Adjustments to reconcile to net cash provided
 from operating activities:
 Depreciation, depletion and amortization             246       222
 Pensions and other postretirement benefits           (59)     (234)
 Deferred income taxes                                 84       208
 Net gains on disposal of assets                      (20)      (34)
 Changes in:
     Current receivables                                -       (33)
     Inventories                                       23      (113)
     Current accounts payable and accrued expenses     41      (138)
 All other - net                                      (92)        9
                                                   ------    ------
     Net cash provided from operating activities      179         5
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                                 (197)     (133)
Disposal of assets                                     17        17
Restricted cash - withdrawals                           5         3
                - deposits                             (2)       (2)
Investees - investments                                (3)      (18)
          - loans and advances                          -        (8)
All other - net                                        10         4
                                                   ------    ------
     Net cash used in investing activities           (170)     (137)
                                                   ------    ------
FINANCING ACTIVITIES:
Increase in U. S. Steel Group's portion of USX
 consolidated debt                                    300       206
Specifically attributed debt repayments                (6)       (6)
Preferred stock repurchased                             -       (12)
Dividends paid                                        (46)      (72)
                                                   ------    ------
     Net cash provided from financing activities      248       116
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (1)        -
                                                   ------    ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  256       (16)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        219        22
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $475        $6
                                                   ======    ======
Cash provided from (used in) operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                               $(155)     $(68)
 Income taxes refunded, including settlements
  with the Marathon Group                             387        85


Selected notes to financial statements appear on pages 82-92.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


    1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2001 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

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

    4. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143).

         SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of fair value of acquired assets over cost in a business combination (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    4.   (Continued)

         SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with indefinite lives will no longer be limited to forty years. USX will adopt SFAS No. 142 effective January 1, 2002, as required. The adoption of SFAS No. 142 is not expected to have a material impact on the results of operations or financial position for the U. S. Steel Group.

         SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. USX will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the
    U. S. Steel Group cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS No. 144, and the guidance will be applied on a prospective basis. The U. S. Steel Group will adopt the Statement effective January 1, 2002.

    5. On November 24, 2000, USX acquired U. S. Steel Kosice, s.r.o. (USSK), which is primarily located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The acquisition was accounted for under the purchase method of accounting.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    5.   (Continued)

         On March 1, 2001, USX completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, USX assumed approximately $66 million of certain employee related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for the nine months of 2001 include the operations of East Chicago Tin from the date of acquisition.

         On March 23, 2001, Transtar, Inc. (Transtar) completed its previously announced reorganization with its two voting shareholders, USX and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, USX became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. USX accounted for the change in its ownership interest in Transtar using the purchase method of accounting. The U. S. Steel Group recognized in the nine months of 2001 a pretax gain of $68 million (included in income from investees) and a favorable deferred tax adjustment of $33 million related to this transaction. USX previously accounted for its investment in Transtar under the equity method of accounting.

         The following unaudited pro forma data for the U. S. Steel Group includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the periods presented. The nine month 2001 pro forma results exclude the $68 million gain and $33 million tax benefit recorded as a result of the Transtar transaction. In addition, VSZ did not historically provide carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States. Therefore, USX made certain estimates and assumptions regarding revenues and costs used in the preparation of the unaudited pro forma data relating to USSK for the nine months of 2000.

         The following pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                   Nine Months Ended
                                                      September 30
     (In millions, except per share amounts)         2001      2000
     ------------------------------------------------------------------------
     Revenues and other income                     $4,939    $5,643
     Net income (loss)                               (147)      176
       Per share - basic and diluted                (1.72)     1.92

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

                                         Domestic        Total
(In millions)                             Steel   USSK  Segments
-----------------------------------------------------------------------------
THIRD QUARTER 2001
------------------
Revenues and other income:
 Customer                                $1,359   $285   $1,644
 Intersegment (a)                             2      -        2
 Intergroup (a)                               2      -        2
 Equity in earnings of unconsolidated
   investees                                 11      -       11
 Other                                        2      1        3
                                         ------ ------   ------
    Total revenues and other income      $1,376   $286   $1,662
                                         ====== ======   ======
Segment income (loss)                      $(47)   $39      $(8)
                                         ====== ======   ======
THIRD QUARTER 2000
------------------
Revenues and other income:
 Customer                                $1,457     $-   $1,457
 Intergroup (a)                               5      -        5
 Equity in earnings of unconsolidated
   investees                                  6      -        6
 Other                                        7      -        7
                                         ------ ------   ------
    Total revenues and other income      $1,475     $-   $1,475
                                         ====== ======   ======
Segment income                              $23     $-      $23
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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    6.   (Continued)


                                         Domestic        Total
(In millions)                             Steel   USSK  Segments
-----------------------------------------------------------------------------
NINE MONTHS 2001
----------------
Revenues and other income:
 Customer                                $4,068   $815   $4,883
 Intersegment (a)                             5      -        5
 Intergroup (a)                               6      -        6
 Equity in earnings of unconsolidated
   investees                                 50      1       51
 Other                                       19      2       21
                                         ------ ------   ------
    Total revenues and other income      $4,148   $818   $4,966
                                         ====== ======   ======
Segment income (loss)                     $(267)  $121    $(146)
                                         ====== ======   ======

NINE MONTHS 2000
----------------
Revenues and other income:
 Customer                                $4,660     $-   $4,660
 Intergroup (a)                              13      -       13
 Equity in earnings of unconsolidated
   investees                                 13      -       13
 Other                                       33      -       33
                                         ------ ------   ------
     Total revenues and other income     $4,719     $-   $4,719
                                         ====== ======   ======
Segment income                             $145     $-     $145
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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    6.   (Continued)

         The following schedules reconcile segment amounts to amounts reported in the U. S. Steel Group's financial statements:

                                                  Third Quarter Ended
                                                      September 30
 (In millions)                                       2001      2000
 ----------------------------------------------------------------------------
 Revenues and other income:
  Revenues and other income of reportable segments $1,662    $1,475
  Elimination of intersegment revenues                 (2)        -
                                                   ------    ------
     Total Group revenues and other income         $1,660    $1,475
                                                   ======    ======

 Income:
  Income (loss) for reportable segments               $(8)      $23
  Items not allocated to segments:
   Administrative expenses                             (5)       (7)
   Net pension credits                                 38        67
   Costs related to:
    Former business activities                        (21)      (23)
    Fairless facility shutdowns                       (29)        -
                                                   ------    ------
     Total Group income (loss) from operations       $(25)      $60
                                                   ======    ======

                                                   Nine Months Ended
                                                      September 30
 (In millions)                                       2001      2000
 ----------------------------------------------------------------------------
 Revenues and other income:
  Revenues and other income of reportable segments $4,966    $4,719
  Elimination of intersegment revenues                 (5)        -
                                                   ------    ------
     Total Group revenues and other income         $4,961    $4,719
                                                   ======    ======
 Income:
  Income (loss) for reportable segments             $(146)     $145
  Items not allocated to segments:
   Administrative expenses                            (20)      (18)
   Net pension credits                                110       199
   Costs related to:
    Former business activities                        (59)      (63)
    Fairless facility shutdowns                       (29)        -
    Proposed Separation                                (9)        -
                                                   ------    ------
     Total Group income (loss) from operations      $(153)     $263
                                                   ======    ======

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    7. On August 14, 2001, USX announced its intention to permanently close the cold rolling and tin mill operations at U. S. Steel's Fairless Works. In the third quarter of 2001, USX recorded a pretax charge of $29 million related to the shutdown of these operations, of which $12 million is included in depreciation, depletion and amortization and $17 million is included in cost of revenues.

    8.The U. S. Steel Group's total comprehensive income (loss) was $(23) million for the third quarter of 2001, $17 million for the third quarter of 2000, $(47) million for the nine months of 2001 and $115 million for the nine months of 2000.

    9. USX has a 16% investment in Republic Technologies International LLC (Republic) which was accounted for under the equity method of accounting. During the first quarter of 2001, USX discontinued applying the equity method since investments in and advances to Republic had been reduced to zero. Also, USX has recognized certain debt obligations of $14 million previously assumed by Republic. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. In the first quarter of 2001, as a result of Republic's action, the U. S. Steel Group recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic.

    10. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.


                                                     (In millions)
                                                ------------------------
                                                 September 30December 31
                                                     2001      2000
                                                 -----------------------
    Raw materials                                    $178      $214
    Semi-finished products                            419       429
    Finished products                                 247       210
    Supplies and sundry items                         106        93
                                                     ----      ----
      Total                                          $950      $946
                                                     ====      ====

         Cost of revenues were reduced by $13 million in the nine months of 2001 as a result of liquidations of LIFO inventories.

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

         Diluted net income (loss) per share assumes exercise of stock options and also assumes exercise of common stock warrants in an equity investee, provided the effects are not antidilutive.

         See Note 10 of the Notes to USX Consolidated Financial Statements for the computation of income per share.

    12. At September 30, 2001, and December 31, 2000, income taxes receivable represents an estimated income tax receivable from the Marathon Group. In addition, included in investments and long-term receivables at September 30, 2001, and December 31, 2000, respectively, are $43 million and $97 million of income taxes receivable from the Marathon Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

    13. Interest and other financial costs in the nine months of 2001 included a favorable adjustment of $67 million and provision for income taxes included an unfavorable adjustment of $15 million, both of which are related to prior years' taxes.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    14.  (Continued)

         The U. S. Steel Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2001, and December 31, 2000, accrued liabilities for remediation totaled $139 million and $137 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

         For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2001 and for the years 2000 and 1999, such capital expenditures totaled $11 million, $18 million and $32 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         Guarantees by USX of the liabilities of affiliated entities of the U.
    S. Steel Group totaled $33 million at September 30, 2001. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of September 30, 2001, the largest guarantee for a single affiliate was $24 million.

         The U. S. Steel Group's contract commitments to acquire property, plant and equipment at September 30, 2001, totaled $77 million compared with $206 million at December 31, 2000.

    15. On July 31, 2001, USX announced that its board of directors approved the definitive plan of reorganization to separate the energy and steel businesses of USX (Proposed Separation). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. Holders of current USX-U. S. Steel Group Common Stock would become holders of United States Steel Corporation Common Stock. Holders of current USX-Marathon Group Common Stock would remain holders of such stock which would be renamed Marathon Oil Corporation Common Stock. The Proposed Separation does not contemplate a cash distribution to stockholders. Each company would carry approximately the same assets and liabilities now associated with its existing business, except

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    15.  (Continued)

         for a value transfer of approximately $900 million from Marathon Oil Corporation to United States Steel Corporation, intended to maintain United States Steel Corporation as a strong, independent company. The form of the value transfer would be a reattribution of USX corporate debt between the USX-Marathon Group and the USX-U. S. Steel Group. The Proposed Separation was approved by the shareholders at an October 25, 2001 meeting and is subject to receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") on the tax-free nature of the transaction, completion of necessary financing arrangements and receipt of necessary regulatory and third party consents. The Proposed Separation is expected to occur on or about December 31, 2001, subject to the absence of any materially adverse change in business conditions for the energy and/or steel business, delay in obtaining the IRS ruling or other unfavorable circumstances. Costs related to the Proposed Separation include professional fees and other expenses and are included in selling, general and administrative expenses (credits). These costs in the nine months of 2001 were $9 million.

    16. On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, an Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which, directly and indirectly, owns and operates the businesses of the USX-U. S. Steel Group. The reorganization did not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group.

         This reorganization in corporate form was independent of the Proposed Separation of the energy and steel businesses of USX Corporation.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group, through its Domestic Steel segment, is engaged in the production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; real estate development; and engineering and consulting services and, through its U. S. Steel Kosice ("USSK") segment, primarily located in the Slovak Republic, in the production and sale of steel mill products and coke for the central European market. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Clairton 1314B Partnership, Republic Technologies International, LLC ("Republic") and Rannila Kosice, s.r.o. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Selected Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 109.

     On October 25, 2001, USX announced that the shareholders approved the definitive plan of reorganization to separate the energy and steel businesses of USX ("Proposed Separation"). The Proposed Separation envisions a tax-free spin-off of the steel business of USX into a freestanding, publicly traded company to be known as United States Steel Corporation. The Proposed Separation is subject to certain conditions and is expected to occur on or about December 31, 2001. For further discussion, see Management's Discussion and Analysis for USX Corporation on page 29.

     On July 2, 2001, a corporate reorganization was implemented to create a new holding company structure. USX became a holding company that owns all of the outstanding equity of Marathon Oil Company, an Ohio Corporation which, directly and indirectly, owns and operates the businesses of the USX-Marathon Group, and United States Steel LLC, a Delaware limited liability company which, directly and indirectly, owns and operates the businesses of the USX-U. S. Steel Group. The reorganization did not have any impact on the results of operations or financial position of USX Corporation, the Marathon Group or the U. S. Steel Group. This reorganization in corporate form was independent of the Proposed Separation of the energy and steel businesses of USX Corporation.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects", "intends" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data -- Disclosures About Forward-Looking Information in the USX Annual Report on Form 10-K for the year ended
December 31, 2000, as amended, and in subsequent Forms 10-Q and 8-K.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Results of Operations
---------------------
     Revenues and other income increased by $185 million and $242 million in the third quarter and first nine months of 2001, respectively, compared with the same periods in 2000. The increases primarily reflected the inclusion of USSK revenues, partially offset by lower domestic shipment volumes (shipments decreased 3,000 tons and 844,000 tons in the third quarter and first nine months of 2001, respectively) and lower average domestic steel product prices (average prices decreased $34/ton and $19/ton for the third quarter and first nine months of 2001, respectively).

     Income from operations for the U. S. Steel Group for the third quarter and first nine months of 2001 and 2000 is set forth in the following table:

                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
(Dollars in millions)                      2001   2000    2001   2000
                                         ------  ------ ---------------
Segment income (loss) for
  Domestic Steel(a)(b)                     $(47)    $23  $(267)  $145
Segment income for U. S. Steel Kosice(c)     39       -    121      -
                                          -----   -----  -----  -----
   Income (loss) for reportable segments     (8)     23   (146)   145

Items not allocated to segment:
  Net pension credits(d)                     38      67    110    199
  Administrative expenses                    (5)     (7)   (20)   (18)
  Costs related to former business
   activities(e)                            (21)    (23)   (59)   (63)
  Costs related to proposed separation(f)     -       -     (9)     -
  Costs related to Fairless facility
   shutdown(g)                              (29)      -    (29)     -
                                          -----   -----  -----  -----
     Total income (loss) from operations   $(25)    $60  $(153)  $263
                                          =====   =====  =====  =====
------
       (a)   Results in the third quarter of 2001 include a net favorable
     $21 million from insurance recoveries and related costs for fire damages to the cold rolling mill at USS-POSCO. Results in the first nine months of 2001 include a net favorable $19 million from insurance recoveries and related costs for fire damages to the cold rolling mill at USS-POSCO, a favorable $68 million for U. S. Steel Group's share of gain on the Transtar reorganization and a $74 million charge for a substantial portion of accounts receivable from Republic. Results in the third quarter and first nine months of 2000 include $10 million for U. S. Steel Group's share of Republic's special charges. Results in the first nine months of 2000 also include charges totaling $15 million for certain environmental and legal accruals.
       (b) Includes income from the sale and domestic production and transportation of steel products, coke, taconite pellets and coal; the management of mineral resources; real estate development; engineering and consulting services; and equity income from joint ventures and partially owned companies.
       (c) Includes the production and sale of steel products and coke from facilities primarily located in the Slovak Republic.
       (d) Excludes termination benefit costs of $11 million included in Fairless facility shutdown costs. See note g.
       (e) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the
     U. S. Steel Group.
       (f) Includes professional fees and expenses, and certain other costs related to the proposed separation.
       (g) Includes costs related to shutdown of the cold rolling and tin mill facilities at Fairless Works.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Segment income for Domestic Steel
     Segment income for Domestic Steel decreased $70 million and $412 million in the third quarter and first nine months of 2001, respectively, compared with the same periods in 2000. The decrease in segment income in third quarter 2001 compared to third quarter 2000 was primarily due to lower average steel prices, partially offset by lower costs per ton from improved operating efficiencies and lower energy costs. The decrease in segment income in the first nine months of 2001 compared to the same period last year was primarily due to lower average steel prices, lower shipment volumes and higher costs per ton from operating inefficiencies related to reduced throughput levels. The third quarter of 2001 includes a net favorable $21 million from insurance recoveries and related costs for fire damages to the cold rolling mill at USS-POSCO. The first nine months of 2001 include a net favorable $19 million from insurance recoveries and related costs for fire damages to the cold rolling mill at USS-POSCO, a favorable $68 million for U. S. Steel Group's share of gain on the Transtar reorganization and a $74 million charge for a substantial portion of accounts receivable from Republic. In addition, the first nine months of 2000 included charges totaling $15 million for certain environmental and legal contingencies and were unfavorably impacted by a two-week unplanned blast furnace outage at Fairfield Works.

Segment income for U. S. Steel Kosice
     Segment income for USSK was $39 million in the third quarter of 2001 and $121 million for the first nine months of 2001. USSK was acquired in the fourth quarter of 2000.

Items not allocated to segment
     Net pension credits associated with all of U. S. Steel Group's domestic pension plans are not included in segment income for domestic operations. These net pension credits, which are primarily noncash, totaled $38 million and $110 million in the third quarter and first nine months of 2001, respectively, compared to $67 million and $199 million in the same periods in 2000. The
$29 million and $89 million decrease in net pension credits for the third quarter and first nine months of 2001, respectively, from the same periods in 2000 was primarily due to the transition asset being fully amortized at the end of 2000 and the addition of employees and retirees with the Transtar reorganization and the acquisition of the tin mill products business of LTV Corporation. Currently, the net pension credit for 2001 is expected to be approximately $138 million, net of $11 million for the Fairless termination expense and excluding any potential impacts from the Proposed Separation.
Future net pension credits will no longer benefit from the now fully amortized transition asset and can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and expected rate of return on assets, changes in the amortization levels of prior period service costs, plan amendments affecting benefit payout levels, business combinations and profile changes in the beneficiary populations being valued. To the extent net pension credits decline in the future, income from operations would be adversely affected.

     Costs related to Fairless facility shutdown primarily include accelerated depreciation or impairment of fixed assets and employee benefit costs associated with the shutdown of the cold rolling and tin mill facilities at Fairless Works.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Net interest and other financial costs increased $11 million in the third quarter of 2001 and, excluding a favorable adjustment of $67 million related to prior years' taxes, increased $66 million in the first nine months of 2001 as compared with the same period in 2000. These increases were primarily due to higher average debt levels attributed to the U. S. Steel Group, including debt incurred in the fourth quarter of 2000 related to the acquisition of USSK and for the $500 million elective Voluntary Employee Benefit Association ("VEBA") funding. These increases were partially offset by an increase in interest income due to higher levels of centrally managed cash attributed to the U. S. Steel Group and foreign exchange gains related to USSK.

     The credit for income taxes in the third quarter and first nine months of 2001 increased compared to the provision for income taxes in the same periods in 2000 due to a decrease in income before income taxes. The credit for the first nine months of 2001 included a $33 million tax benefit associated with the Transtar reorganization and an unfavorable adjustment of $15 million primarily related to the settlement of prior years' taxes. In addition, as a result of tax credit provisions of laws of the Slovak Republic and certain tax planning strategies, virtually no income tax provision is recorded for income related to USSK.

     Net income decreased $42 million and $162 million in the third quarter and first nine months of 2001, respectively, compared to the same periods in 2000, primarily reflecting the factors discussed above.

Operating Statistics
--------------------
     For the U. S. Steel Group, third quarter and first nine months of 2001 shipments of 3.6 million tons and 10.4 million tons increased 39% and 23%, respectively, from the same periods in 2000, with the increase resulting from the inclusion of USSK shipments. Domestic Steel shipments of 2.6 million tons for the third quarter of 2001 remained about the same as third quarter 2000. Domestic Steel shipments of 7.6 million tons for the first nine months of 2001 decreased 10% from the same period in 2000. Domestic Steel raw steel production in the third quarter of 2001 of 2.7 million tons was down 2% compared to the same period in 2000. Domestic Steel raw steel production in the first nine months of 2001 of 7.9 million tons decreased 11% from the same period in 2000. Domestic Steel raw steel capability utilization in the third quarter of 2001 averaged 83.3%, compared to 85.5% in the same period in 2000. Domestic Steel raw steel capability utilization in the first nine months of 2001 averaged 82.9%, compared to 93.3% in the same period in 2000. Domestic Steel shipments, raw steel production and raw steel capability utilization in the third quarter and first nine months of 2000 were negatively impacted by the blast furnace outage at Fairfield Works. At USSK, third quarter and first nine month 2001 shipments were 1.0 million tons and 2.8 million tons, respectively.

Balance Sheet
-------------
     Current assets at September 30, 2001 increased $284 million from year-end 2000 primarily due to an increase in cash and cash equivalents, resulting from an increase in domestic time deposits related to the issuance of the 10.75% Senior Notes and centrally managed cash held by certain foreign subsidiaries.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Net property, plant and equipment at September 30, 2001 increased
$350 million from year-end 2000 primarily due to the Transtar reorganization and the acquisition of East Chicago Tin.

     Current liabilities at September 30, 2001 increased $74 million compared to year-end 2000 primarily due to increases in accounts payable and accrued taxes. The increase in accounts payable was primarily due to an increase in trade payables. The increase in accrued taxes was primarily due to the settlement of prior years' taxes.

     Total long-term debt and notes payable at September 30, 2001 increased $313 million compared to year-end 2000 due to an increase in the portion of USX consolidated debt attributed to the U. S. Steel Group. The increase in attributed debt resulted from financing activities in preparation for the Proposed Separation and cash used for capital expenditures and dividends in excess of cash provided from operations.

     Employee benefits at September 30, 2001 increased $169 million compared to year-end 2000 about half of which was due to the addition of employees and retirees with the Transtar reorganization and the acquisition of the tin mill products business of LTV Corporation. The remainder of the increase was primarily due to ongoing accruals in excess of cash payments from company assets. Following the elective $500 million VEBA funding in the fourth quarter of 2000, which decreased the employee benefits liability, most union retiree medical claims are being paid from the VEBA instead of company assets.

Cash Flow
---------
     Net cash provided from operating activities increased $174 million in the first nine months of 2001, compared with the first nine months of 2000. The increase was due primarily to improved working capital changes, which included a favorable intergroup income tax settlement of $379 million in the 2001 period compared to a favorable intergroup settlement of $97 million in the 2000 period. In addition, adjustments for pensions and other postretirement benefits (excluding the noncash pension credit) improved because VEBA funds were used to pay medical benefits for union retirees. These improvements were partially offset by decreased net income (excluding depreciation, depletion and amortization).

     Capital expenditures in the first nine months of 2001 were $197 million, compared with $133 million in the same period in 2000. The increase was primarily due to exercising a buyout option under the lease for the Gary Works No. 2 Slab Caster, repairs to the No. 3 Blast Furnace at the Mon Valley Works, and inclusion of spending for USSK.

     Contract commitments for capital expenditures at September 30, 2001, totaled $77 million, compared with $206 million at December 31, 2000.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Financial obligations increased by $294 million in the first nine months of 2001. The increase in financial obligations resulted from capital expenditures and dividend payments exceeding cash provided from operations. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

     Dividends paid decreased $26 million in the first nine months of 2001 from the same period in 2000, due to a decrease in the dividend rate paid to U. S. Steel Group common stockholders effective with the June 2001 payment.

Derivative Instruments
----------------------
     See Quantitative and Qualitative Disclosures About Market Risk for discussion of derivative instruments and associated market risk for U. S. Steel Group.

Liquidity
---------
     On July 27, 2001, United States Steel LLC issued $385 million of seven-year Senior Notes ("Notes") at an interest rate of 10.75 percent per annum and maturing on August 1, 2008. On September 11, 2001, an additional $150 million of Notes were issued under the same terms. These Notes were issued in order to provide a portion of the funding that will be needed to implement the Proposed Separation and are guaranteed by USX Corporation until completion of the Proposed Separation, at which time they will be solely the obligation of United States Steel Corporation. The indenture governing these Notes includes financial covenants that significantly limit the rights of United States Steel Corporation after the Proposed Separation. Most of these covenants apply only when the Notes are not rated investment grade. Standard & Poor's and Moody's have assigned BB and Ba3 ratings, respectively, to these Notes, post-separation. Among other things these covenants may:

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

     On November 7, 2001, United States Steel LLC commenced offers to exchange its 10% Senior Quarterly Income Debt Securities due 2031 ("SQUIDS"), up to an aggregate of $365 million, for three securities which are totally or partially attributed to the U. S. Steel Group.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     United States Steel LLC is currently negotiating a $400 million Accounts Receivable Facility that will provide a portion of the funding needed to implement the Proposed Separation. United States Steel LLC is also negotiating a $400 million Inventory Financing Facility to meet the financing needs of the Proposed Separation. Both facilities are expected to close in November 2001.

     For additional discussion of USX's liquidity and capital resources and details of the exchange offer, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 20 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 2001. In addition, there are 11 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 35 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

     The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. In 1999, a new Record of Decision was approved by the EPA and the U.S. Department of Justice. On January 19, 2001, USX signed a consent decree with the EPA to remediate this site. On April 6, 2001, USX paid $0.4 million for costs associated with this site. The only remaining outstanding claim is the natural resource damages claim filed by the Commonwealth of Pennsylvania.

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

     In 1987, USX and the PA Department of Environmental Resources ("PADER") entered into a consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That consent Order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PADER reached agreement to amend the consent Order. Under the amended Order, USX agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $9.8 million with another $1.2 million presently projected to complete the project.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which USX paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation ("RI") which was issued in 1997. USX's share of any final allocation formula for cleanup of the entire site was never determined; however, based on presently available information, USX may have been responsible for as much as 70% of the waste material deposited at the site. The PA Department of Environmental Protection ("PADEP"), formerly PADER, issued its Final Feasibility Study Report for the entire site in August 2001. The report identifies and evaluates feasible remedial alternatives and selects three preferred alternatives. These alternatives are estimated to cost from $17 million to $20 million. Consultants for United States Steel have concluded that a less costly alternative should be employed at the site, which is estimated to cost $5.5 million. Based on the allocation of liability that has been recognized for past site cleanup activities, the United States Steel share of costs for this remedy would be approximately $3.7 million.

     In November 2000, a Notice Of Violation ("NOV") was issued by the Jefferson County Health Department ("JCHD") alleging violation of the Halogenated Solvent National Emission Standards for Hazardous Air Pollutants and the JCHD Volatile Organic Compound ("VOC") regulations at the sheet mill stretch leveler at Fairfield Works. U. S. Steel Group proposed a civil penalty of $100,000 and a VOC emission limit, which have been agreed to by JCHD. A consent order was executed and approved by the court in May 2001. The penalty was paid by U. S. Steel Group in June 2001.

     In September 2001, USX agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, NC fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. USX owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad - 48%, USX - 26% and LaRoche - 26%; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, USX was notified that LaRoche had filed for protection under the Bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche Bankruptcy. The estimated remediation costs are $4.4 million to $5.7 million. USX's estimated share of these costs is $1.6 million.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 14 to the U. S. Steel Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Outlook
-------
     Our order rate for the fourth quarter is currently running well below our third quarter rate. In the third quarter, Domestic Steel shipments totaled
2.6 million net tons and average realized prices were lower than the second quarter primarily due to changes in mix, including decreased sales of tubular and plate products. In the fourth quarter, we expect Domestic Steel shipments to be approximately 2.2 million net tons and average realized prices to be about flat compared to the third quarter. In light of expected slow market conditions in the fourth quarter, we have advanced the schedule for a maintenance outage on the Gary Works No. 6 blast furnace.

     On May 31, 2001, a major fire damaged the cold-rolling mill at USS-POSCO, which is fifty percent owned by U. S. Steel Group. Damage was predominantly limited to the cold-rolling mill area of the plant. USS-POSCO maintains insurance coverage against such losses, including coverage for business interruption. Claims for reimbursement for higher costs and lost volumes under USS-POSCO's business interruption insurance coverage are pending and will be reflected in income as received in future periods. The mill is expected to resume production in the first quarter of 2002, although full-production may not be achieved until mid-2002. Until such time, the plant will continue customer shipments using cold-rolled coils from U. S. Steel Group and POSCO as substitute feedstock.

     For USSK, we expect fourth quarter shipments to be approximately
0.8 million tons and fourth quarter average realized prices to be somewhat lower than the third quarter. Also, USSK has scheduled several outages in the fourth quarter which will increase repair and maintenance expenses, and expects to temporarily idle most operations between December 22, 2001 and January 7, 2002 due to low order levels and seasonal operation curtailments by customers.

     For the full year 2001, total shipments are expected to be approximately
13.3 to 13.5 million net tons with Domestic Steel shipments of approximately
9.8 million net tons and USSK shipments of approximately 3.6 million net tons.

     For the longer term, domestic shipment levels and realized prices will be influenced by the strength and timing of a recovery in the manufacturing sector of the domestic economy, levels of imported steel and production capability changes by domestic competitors. Many factors, including developments from the events of September 11, will determine the strength and timing of such recovery and the other factors. For USSK, economic and political developments in Europe and elsewhere will impact USSK's results of operations in 2002 and thereafter.

     Capital expenditures are expected to be approximately $300 million for the full year, including expenditures related to the recently acquired facilities of USSK, Transtar, and East Chicago Tin.

     USX owns a 16 percent equity method investment in Republic, through USX's ownership in Republic Technologies International Holdings, LLC, which is the sole owner of Republic. Republic is a major purchaser of raw materials from
U. S. Steel Group and the primary supplier of rounds for the tubular facility in Lorain, Ohio. On April 2, 2001, Republic filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Republic has continued to supply the Lorain mill since filing for

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

bankruptcy and no supply interruptions are anticipated.  At September 30, 2001,
U. S. Steel Group's remaining pre-petition financial exposure to Republic, after recording various losses and reserves, totaled approximately $30 million.

     On August 14, 2001, U. S. Steel Group announced its intention to permanently close the cold rolling and tin mill operations at Fairless Works on or around November 12, 2001. These facilities' combined annual finishing capacity is 1.5 million tons. U. S. Steel Group intends to continue operating Fairless Works' hot dip galvanizing line, subject to market conditions. A pretax charge of $29 million was recorded in the third quarter and an additional $6 million to $11 million is expected to be recorded in the fourth quarter, when the closure plan should be completed.

     On October 18, 2001, a voluntary early retirement program was offered to USX employees and certain designated groups of U. S. Steel Group employees whose work is functionally related to USX headquarters groups. The financial impact of this program will be classified as a cost related to the Proposed Separation and will be allocated to Marathon and U. S. Steel.

     While the U. S. Steel pension plans' liability is expected to increase because of falling interest rates and other factors, the plans' investment performance has been substantially better than the overall markets, and the plans continue to be well funded.

     On October 30, 2001, United States Steel LLC announced the launch of Straightline Source, the first steel distribution business created to serve customers of all sizes who do not typically buy directly from steel producers. Straightline's fully integrated order input system, advanced inventory management and progressive logistics technology are networked to create a direct buying option for processed steel products. While managing the customer relationship, Straightline makes use of the processing capacity of a network of qualified partners. Straightline will begin offering processed steel products in North Carolina, South Carolina and eastern Tennessee in October. Additional regional launches will continue throughout 2001 and 2002.

     The above discussion includes forward-looking statements concerning shipments, pricing, equity investee performance and the expansion of Straightline. These statements are based on assumptions as to future product demand, prices and mix, and production. Steel shipments and prices can be affected by imports and actions of the U.S. Government and its agencies pertaining to trade, domestic and international economies, domestic production capacity, and customer demand. Factors that may affect USSK results are similar to domestic factors, including excess world supply and foreign currency fluctuations, and also can be influenced by matters peculiar to international marketing such as tariffs. Factors that could affect the expansion of Straightline include economic conditions and the customers' acceptance of this technology-based buying approach. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated. One factor that could potentially affect the completion or timing of the resumption of operations at the USS-POSCO cold-rolling mill, among others, is the timing of completion of repairs.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Steel imports to the United States accounted for an estimated 24%, 27% and 26% of the domestic steel market in the first eight months of 2001, and for the years 2000 and 1999, respectively.

     On November 13, 2000, U. S. Steel Group joined with eight other producers and the Independent Steelworkers Union to file trade cases against hot-rolled carbon steel flat products from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine). Three days later, the USWA also entered the cases as a petitioner. Antidumping ("AD") cases were filed against all the countries and countervailing duty ("CVD") cases were filed against Argentina, India, Indonesia, South Africa, and Thailand. The U.S. Department of Commerce ("Commerce") has found margins in all of the cases. The U.S. International Trade Commission ("ITC") previously found material injury to the domestic industry in the cases against Argentina and South Africa, and, on November 2, 2001, the ITC found material injury to the domestic industry in the cases against the remaining countries.

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

     U. S. Steel Group believes that the remedies provided by AD and CVD are insufficient to correct the widespread dumping and subsidy abuses that currently characterize steel imports into our country and has, therefore, urged the U.S. government to take actions such as those in the President's program. U. S. Steel Group, nevertheless, intends to file additional AD and CVD petitions against unfairly traded imports that adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group and is urging the U.S. government to take additional steps.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     In furtherance of the President's program, on June 22, 2001, the U.S. Trade Representative requested that the ITC initiate investigations under Section 201 of the Trade Act of 1974. Products included in the request were in the following categories:
          (1)   Carbon and alloy flat products;
          (2)   Carbon and alloy long products;
          (3)   Carbon and alloy pipe and tube; and
          (4)   Stainless steel and alloy tool steel products.
On October 22, 2001, the ITC made its determinations as to injury. It determined that the requisite injury had been demonstrated as to the following products that are produced by the U. S. Steel Group: carbon and alloy slabs, plate, hot-rolled, cold-rolled, and coated products and carbon and alloy welded pipe other than oil country tubular goods. The vote regarding tin mill products was a tie. These determinations pertain to imports from all countries except that (i) imports from Canada were found not to have been a substantial cause of serious injury as to any of the flat products, (ii) the vote was tied as to the impact of Canadian imports on welded pipe, and (iii) imports from Mexico were found not to have been a substantial cause of serious injury as to tin mill products and welded pipe. Products produced by the U. S. Steel Group that were within the scope of the investigations but as to which the ITC made negative findings of injury as to all countries are seamless tubular products and welded oil country tubular goods. The ITC will continue its investigations with consideration of what relief would be appropriate as to those products that received affirmative or tie injury determinations. The ITC will make recommendations for relief to the President, who will then act within his discretion in granting or withholding relief and in fashioning the type and extent of relief. The ITC's recommendations to the President are due by statute December 19, 2001, following which the President will have 60 days, or until February 17, 2002, to make his decision (unless extended for up to 15 days).
The U. S. Steel Group has requested, however, that the ITC and the President expedite their decisions.

     On September 28, 2001, U. S. Steel Group joined with seven other producers to file trade cases against cold-rolled carbon steel flat products from 20 countries (Argentina, Australia, Belgium, Brazil, China, France, Germany, India, Japan, Korea, Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, and Venezuela). AD cases were filed against all the countries and CVD cases were filed against Argentina, Brazil, France, and Korea.

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
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                                Price Change of:

(Dollars in millions)                             10%     25%
-----------------------------------------------------------------------------
Commodity-Based Derivative Instruments
U. S. Steel Group

    Natural Gas                                   1.3     3.2   (b)

    Zinc                                          2.8     6.9   (b)

    Tin                                           0.2     0.6   (b)

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% changes in closing commodity prices at September 30, 2001. Management evaluates the portfolios of commodity-based derivative instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolios subsequent to September 30, 2001, may cause future pretax income effects to differ from those presented in the table.
      (b)  Price decrease.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------

Interest Rate Risk
------------------
     USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in September 30, 2001, interest rates on the fair value of the U. S. Steel Group's specifically attributed non-derivative financial instruments and the U. S. Steel Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
-------------------------------------------------------------------------------
As of September 30, 2001
                                                           Incremental
                                                           Increase in
Non-Derivative                                       Fair     Fair
Financial Instruments(a)                             Value   Value(b)
-------------------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                              $91        $-
-------------------------------------------------------------------------------
Financial liabilities:
 Long-term debt (c)(d)                             $2,888      $111
 Preferred stock of
   subsidiary                                          65         6
 USX obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust         184        16
                                                    ------    ------
      Total liabilities                            $3,137      $133
-------------------------------------------------------------------------------
(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at September 30, 2001, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at September 30, 2001.
(c)    Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2001, the U.
S. Steel Group had open Euro forward sale contracts for both U.S. dollars (total carrying value of approximately $4.2 million) and Slovak Koruna (total carrying value of approximately $7.3 million). A 10% increase in the September 30, 2001 Euro forward rates would result in an immaterial charge to income. The entire amount of these contracts is attributed to the U. S. Steel Group.

Equity Price Risk
-----------------
     As of September 30, 2001, USX was subject to equity price risk and market liquidity risk related to its investment in VSZ a.s., the former parent of U. S. Steel Kosice, s.r.o., which is attributed to the U. S. Steel Group. These risks are not readily quantifiable.

Safe Harbor
-----------
     The U. S. Steel Group's Quantitative and Qualitative Disclosures About Market Risk include forward-looking statements with respect to management's opinion about risks associated with the U. S. Steel Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices, industry supply and demand for steel products and certain raw materials, and foreign exchange rates. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the U. S. Steel Group's hedging programs may differ materially from those discussed in the forward-looking statements.

                      U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                      -------------------------------------

                                          Third Quarter   Nine Months
                                              Ended          Ended
                                           September 30   September 30
(Dollars in millions)                      2001   2000    2001    2000
-----------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Domestic Steel(a)(b)                       $(47)    $23  $(267)   $145
U. S. Steel Kosice(c)                        39       -    121       -
                                          -----   -----  -----   -----

Income (loss) from Reportable Segments      $(8)    $23  $(146)   $145
 Items not allocated to segment:
  Net Pension Credits(d)                     38      67    110     199
  Administrative Expenses                    (5)     (7)   (20)    (18)
  Costs related to former business          (21)    (23)   (59)    (63)
    activities(e)
  Costs related to proposed separation(f)     -       -     (9)      -
  Costs related to Fairless facility        (29)      -    (29)      -
    shutdown(g)
                                          -----   -----  -----   -----

   Total U. S. Steel Group                 $(25)    $60  $(153)   $263

CAPITAL EXPENDITURES
 Domestic Steel                              $39    $36    $166   $133
 U. S. Steel Kosice                           17      -      31      -
                                           -----  -----   -----  -----

   Total U. S. Steel Group                   $56    $36    $197   $133

OPERATING STATISTICS
 Average steel price: ($/net ton)
   Domestic Steel                           $420   $454    $429   $448
   U. S. Steel Kosice                        256      -     263      -
 Steel Shipments:(h)
   Domestic Steel                          2,554  2,557   7,597  8,441

   U. S. Steel Kosice                      1,008      -   2,826      -

                                           -----  -----   -----  -----

     Total Steel Shipments                 3,562  2,557  10,423  8,441

 Raw Steel-Production:(h)
   Domestic Steel                          2,689  2,752   7,933  8,938

   U. S. Steel Kosice                      1,131      -   3,214      -

                                           -----  -----   -----  -----

     Total Raw Steel-Production            3,820  2,752  11,147  8,938

 Raw Steel-Capability Utilization:(i)
   Domestic Steel                          83.3%  85.5%   82.9%  93.3%
   U. S. Steel Kosice                      89.7%      -   85.9%      -
 Iron ore shipments - Domestic Steel(h)    4,494  4,770  11,594 11,455

-----------

      (a)  Results in the third quarter of 2001 include a net favorable
      $21 million from insurance recoveries for fire damages to the cold rolling mill at USS-POSCO. Results in the first nine months of 2001 include a net favorable $19 million from insurance recoveries and related costs for fire damages to the cold rolling mill at USS-POSCO, a favorable $68 million for USX's share of gain on the Transtar reorganization and a $74 million charge for a substantial portion of accounts receivable from Republic. Results in the third quarter and first nine months of 2000 included $10 million for USX's share of Republic's special charges. Results in the first nine months of 2000 also include charges totaling $15 million for certain environmental and legal accruals.
      (b) Includes the sale, domestic production and transportation of steel products, coke, taconite pellets and coal; the management of mineral resources; real estate development; engineering and consulting services; and equity income from joint ventures and partially owned companies.
      (c) Includes the production and sale of steel products and coke from facilities primarily located in the Slovak Republic.
      (d) Excludes termination costs of $11 million related to Fairless facility shutdown.
      (e) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.
      (f) Includes professional fees and expenses and certain other costs related to the proposed separation.
      (g) Includes costs related to the shutdown of the cold rolling and tin mill facilities at Fairless Works.
      (h)  Thousands of net tons.
      (i) Based on annual raw steel production capability of 12.8 million tons for Domestic Steel and 5.0 million tons for U. S. Steel Kosice.

Part II - Other Information:
---------------------------
Item 1. LEGAL PROCEEDINGS

Marathon Group

Environmental Proceedings

     In May 2001, Marathon and MAP settled in a consent decree U.S. Environmental Protection Agency ("EPA") allegations that the Robinson refinery did not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the Clean Air Act ("CAA"). The government had alleged in a federal court lawsuit that the refinery's Total Annual Benzene releases exceeded the limitation of 10 megagrams per year, and as a result, the refinery was in violation of the benzene waste emission control, record keeping, and reporting requirements. The consent decree was approved by the court on July 26, 2001 and requires Marathon and MAP to pay a combined $1.6 million civil penalty, perform $125,000 in supplemental environmental projects, as part of an enforcement action for alleged CAA violations, and install various controls and other improvements.

     In 1998, the EPA conducted multi-media inspections of MAP's Detroit and Robinson refineries, covering compliance with the CAA, the Clean Water Act, reporting obligations under the Emergency Planning and Community Right to Know Act, CERCLA and the handling of process waste. The EPA served a number of Notices of Violation ("NOV") and Findings of Violation as a result of these inspections but these allegations were resolved as part of the New Source Review ("NSR") global consent decree which MAP agreed to on May 11, 2001. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for approximately $270 million in environmental capital expenditures and improvements to MAP's refineries over approximately an eight year period that are consistent with MAP's current capital spending plans. It also commits MAP to payment of an aggregate civil penalty in the amount of $3.8 million and the performance of about $8 million in supplemental environmental projects, as part of an enforcement action for alleged CAA violations. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions. The court approved this consent decree on August 28, 2001.

     In 2000, the Kentucky Natural Resources and Environmental Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. MAP has settled this NOV in concept for a $170,000 penalty and reimbursement of past response costs up to $131,000. A final administrative order resolving this matter is expected in the fourth quarter 2001.

----------------------------------------
Item 1. LEGAL PROCEEDINGS (Continued)

U. S. Steel Group

Environmental Proceedings

     The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. In 1999, a new Record of Decision was approved by the EPA and the U.S. Department of Justice ("DOJ"). On January 19, 2001, USX signed a consent decree with the EPA to remediate this site. On April 6, 2001, USX paid $0.4 million for costs associated with this site. The only remaining outstanding claim is the natural resource damages claim filed by the Commonwealth of Pennsylvania.

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

     In 1987, USX and the PA Department of Environmental Resources ("PADER") entered into a consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That consent Order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PADER reached agreement to amend the consent Order. Under the amended Order, USX agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $9.8 million with another $1.2 million presently projected to complete the project.

     In 1988, USX and three other potential responsible parties agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately
$4.2 million, of which USX paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation ("RI") which was issued in 1997. USX's share of any final allocation formula for cleanup of the entire site was never determined; however, based on presently available information, USX may have been responsible for as much as 70% of the waste material deposited at the site.

----------------------------------------
Item 1. LEGAL PROCEEDINGS (Continued)

U. S. Steel Group (Continued)

Environmental Proceedings (Continued)

The PA Department of Environmental Protection ("PADEP"), formerly PADER, issued its Final Feasibility Study Report for the entire site in August 2001. The report identifies and evaluates feasible remedial alternatives and selects three preferred alternatives. These alternatives are estimated to cost from $17 million to $20 million. Consultants for United States Steel have concluded that a less costly alternative should be employed at the site, which is estimated to cost $5.5 million. Based on the allocation of liability that has been recognized for past site cleanup activities, the United States Steel share of costs for this remedy would be approximately $3.7 million.

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

     In September 2001, USX agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, NC fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. USX owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad - 48%, USX - 26% and LaRoche - 26%; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001 USX was notified that LaRoche had filed for protection under the Bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche Bankruptcy. The estimated remediation costs are $4.4 million to $5.7 million. USX's estimated share of these costs is $1.6 million.

----------------------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders was held October 25, 2001. In connection with the meeting, a proxy/prospectus was solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement/prospectus:
                 Marathon Group
                   Shares and         Marathon Group    U. S. Steel Group
                U. S. Steel Group         Shares             Shares
                     Shares            Voting as a         Voting as a
               Voting as a Single     Separate Class     Separate Class
                      Class

                         % of                 % of               % of
                         Votes                Votes              Votes
                Votes    Outstand    Votes    Outstand   Votes   Outstand
                           ing                  ing                ing

Proposal #1
     For       279,391,003 76.0%  238,030,651  77.0%  63,338,977  71.0%
     Against-
     Cast        5,224,311  1.4%    2,242,773   0.7%   4,565,908   5.1%
     Against-
     Not Cast   81,324,323 22.1%   67,723,442  21.9%  20,828,302  23.4%
     Abstain     1,572,969  0.5%    1,270,551   0.4%     463,121   0.5%
               367,512,606100.0%  309,267,417 100.0%  89,196,308 100.0%

                           % of                                    % of
                Votes      Votes                         Votes    Votes
                 Cast      Cast                          Cast      Cast
Proposal #2
     For      232,852,846  82.7%                      55,474,812  82.2%
     Against   48,865,261  17.3%     Not Applicable   12,034,885  17.8%
     Abstain     Not Applicable                         Not Applicable
              281,718,107 100.0%                      67,509,697 100.0%

Proposal #3
     For      262,091,927  93.2%                      61,613,805  91.3%
     Against   19,218,154   6.8%     Not Applicable    5,888,805   8.7%
     Abstain     Not Applicable                         Not Applicable
              281,310,081 100.0%                      67,502,610 100.0%

Proposal #4
     For      148,417,296  56.5%
     Against  114,451,196  43.5%     Not Applicable     Not Applicable
     Abstain     Not Applicable
              262,868,492 100.0%

                 Votes               Votes               Votes
               Outstanding        Outstanding         Outstanding
Marathon
Group          309,267,417        309,267,417              -
U. S. Steel
Group           58,245,189  (A)             -          89,196,308   (B)
Total Votes
Outstanding    367,512,606 100.0% 309,267,417 100.0%   89,196,308  100.0%
Total Votes
Received       286,188,283  77.9% 241,543,975  78.1%   68,368,006   76.6%

Proposal #1   Approval and adoption of the Agreement and Plan of
    Reorganization.
Proposal #2   Approval of the United States Steel Corporation 2002 Stock Plan.
Proposal #3    Approval of the United States Steel Corporation Senior Executive
          Officer Incentive Compensation Plan.
Proposal #4   Adjournment of the Special Meeting.
(A)  89,196,308 U. S. Steel Group shares at 0.653 votes per share.
(B)  89,196,308 U. S. Steel Group shares at 1.000 votes per share.

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

                                                (In millions)
                                       -------------------------------
                                         Third Quarter   Nine Months
                                             Ended          Ended
                                          September 30   September 30
                                           2001   2000    2001   2000
                                           ----   ----    ----   ----
INCOME DATA:
Revenues and other income                $8,335  $9,229$26,246$25,793
Income from operations                      583     741  2,785  2,140
Net income                                  171     107  1,297    724



                                                       (In millions)
                                                    --------------------
                                                 September 30December 31
                                                     2001       2000
                                                 -----------------------
BALANCE SHEET DATA:
Assets:
Current assets                                      $7,256    $7,397
Noncurrent assets                                   10,927    10,135
                                                    ------    ------
Total assets                                        $18,183  $17,532
                                                    ======    ======

Liabilities and Stockholder's Equity:
Current liabilities                                 $4,264    $3,951
Noncurrent liabilities                               6,914     8,110
Preferred stock of subsidiary                            -         9
Minority interest in income of Marathon
  Ashland Petroleum LLC                              2,029     1,840
Stockholder's equity                                 4,976     3,622
                                                    ------    ------
Total liabilities and stockholder's equity          $18,183  $17,532
                                                    ======    ======

----------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       2.1  Agreement and Plan of Reorganization,
            dated as of July 31, 2001, by and between
            USX Corporation (to be renamed
            Marathon Oil Corporation) and United
            States Steel LLC (to be converted into
            United States Steel Corporation)      Incorporated by reference to
                                                  Annex A of United States Steel
                                                  LLC's Registration Statement
                                                  on Form S-4 filed on
                                                  September 7, 2001.
       3.1 Amended and Restated Limited Liability
            Company Operating Agreement of United States
            Steel LLC                            Incorporated by reference to
                                                  Exhibit 3.1 of United States
                                                  Steel LLC's Registration
                                                  Statement on Form S-4 filed
                                                  September 7, 2001.
       10.1 Completion and Retention Agreement, dated
            as of August 8, 2001, between USX
            Corporation, United States Steel LLC and
            Thomas J. Usher                      Incorporated by reference to
                                                  Exhibit 10.10 of United States
                                                  Steel LLC's Registration
                                                  Statement on Form S-4/A filed
                                                  September 20, 2001.

       10.2Retention Agreement, dated as of September
            14, 2001, between United States Steel LLC
            and Dan D. Sandman                   Incorporated by reference to
                                                  Exhibit 10.11 of United States
                                                  Steel LLC's Registration
                                                  Statement on Form S-4/A filed
                                                  September 20, 2001.

       10.3Form of Change of Control Agreement
            between USX Corporation and Various
            Officers                             Incorporated by reference to
                                                  Exhibit 10.12 of United States
                                                  Steel LLC's Registration
                                                  Statement on Form S-4/A filed
                                                  September 20, 2001.

       12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

       12.2 Computation of Ratio of Earnings to Fixed Charges

----------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (Continued)

   (b) REPORTS ON FORM 8-K

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

       Form 8-K dated August 1, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the August 1, 2001 press release titled "Surma Named Assistant to Chairman of USX".

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

       Form 8-K dated August 14, 2001, reporting under Item 9., Regulation FD Disclosure, that USX Corporation is furnishing information under Regulation FD for the August 14, 2001 press release titled "U. S. Steel Permanently Closing Most Fairless Facilities".

       Form 8-K dated August 23, 2001, reporting under Item 9., Regulation FD Disclosure, that USX Corporation is furnishing information under Regulation FD for the August 23, 2001 press release titled "Marathon and YUKOS to form a strategic alliance for international growth".

       Form 8-K dated October 12, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the October 12, 2001 press release titled "United States Steel Announces Filing for Exchange Offer".

       Form 8-K dated October 22, 2001, as amended, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the October 22, 2001 USX-Marathon Group and USX-U. S. Steel Group Earnings Releases.

----------------------------------------

   (b) REPORTS ON FORM 8-K

       Form 8-K dated October 25, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the October 25, 2001 press release titled "USX Shareholders Approve Plan of Reorganization".

       Form 8-K dated November 2, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the November 2, 2001 press release titled "Marathon continues international growth strategy; announces plans to acquire interests in Equatorial Guinea, West Africa".

       Form 8-K dated November 5, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the November 5, 2001 press release titled "USX Capital LLC Calls Its MIPS".

       Form 8-K dated November 7, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the November 7, 2001 press release titled "United States Steel To Commence Exchange Offers".


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      USX CORPORATION


      By /s/ Larry G. Schultz
          Larry G. Schultz
          Vice President -
             Accounting

November 9, 2001