Form 10-K
period 2001-12-31
MARATHON OIL CORP
filed 2002-03-11
CIK 101778

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                         Commission file number 1-5153

                           Marathon Oil Corporation
            (Exact name of registrant as specified in its charter)

          Delaware                                         25-0996816
  (State of Incorporation)                              (I.R.S. Employer
                                                       Identification No.)

                 5555 San Felipe Road, Houston, TX 77056-2723
                   (Address of principal executive offices)
                            Tel. No. (713) 629-6600
         Securities registered pursuant to Section 12(b) of the Act:*

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                              Title of Each Class
-------------------------------------------------------------------------------

  Common Stock, par value $1.00           6.75% Convertible Quarterly Income
                                           Preferred Securities (Initial
  Rights to Purchase Series A Junior       Liquidation Amount $50 per
   Preferred Stock (Currently Traded       Security)**(b)
   with Common Stock)
                                          7% Guaranteed Notes Due 2002 of
                                           Marathon Oil Company(c)
  6.50% Cumulative Convertible Preferred
   (Liquidation Preference $50.00 per
   share)(a)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of Common Stock held by non-affiliates as of January 31, 2002: $9 billion. The amount shown is based on the closing prices of the registrant's Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 309,518,016 shares of Marathon Oil Corporation Common Stock outstanding as of January 31, 2002.

Documents Incorporated By Reference:

  Portions of the registrant's proxy statement relating to its 2002 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-13 of this report.

-------
 * These securities are listed on the New York Stock Exchange. In addition, the Common Stock is listed on the Chicago Stock Exchange and the Pacific Exchange.
** Issued by USX Capital Trust I.
(a) These securities were converted into the right to receive cash of $50 and are no longer outstanding. A certification and notice of termination of registration was filed with the SEC in January 2002.
(b) These securities were redeemed and are no longer outstanding. A certification and notice of termination of registration was filed with the SEC in January 2002.
(c) The obligations of Marathon Oil Company, a wholly owned subsidiary of the registrant, have been guaranteed by the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           MARATHON OIL CORPORATION

   Unless the context otherwise indicates, references in this Form 10-K to "Marathon," "we," or "us" are references to Marathon Oil Corporation, its wholly owned and majority owned subsidiaries, and its ownership interest in equity affiliates (corporate entities, partnerships, limited liability companies and other ventures, in which Marathon exerts significant influence by virtue of its ownership interest, typically between 20 and 50 percent).

                               TABLE OF CONTENTS

 PART I
  Item 1. and 2. Business and Properties.................................     3
  Item 3.        Legal Proceedings.......................................    26
  Item 4.        Submission of Matters to a Vote of Security Holders.....    28
 PART II
  Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters...................................    28
  Item 6.        Selected Financial Data.................................    29
  Item 7.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................    30
  Item 7A.       Quantitative and Qualitative Disclosures About Market
                   Risk..................................................    45
  Item 8.        Financial Statements and Supplementary Data.............   F-1
  Item 9.        Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................    48
 PART III
  Item 10.       Directors and Executive Officers of The Registrant......    48
  Item 11.       Management Remuneration.................................    48
  Item 12.       Security Ownership of Certain Beneficial Owners and
                   Management............................................    48
  Item 13.       Certain Relationships and Related Transactions..........    48
 PART IV
  Item 14.       Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K..............................................    49
 SIGNATURES...............................................................   56
 GLOSSARY OF CERTAIN DEFINED TERMS........................................   57

Disclosures Regarding Forward-Looking Statements

   This annual report on Form 10-K, particularly Item 1. and Item 2. Business and Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts" or "projects" or variations of these words, suggesting that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

   Forward-looking statements with respect to Marathon may include, but are not limited to, levels of revenues, gross margins, income from operations, net income or earnings per share; levels of capital, exploration, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital, exploration or maintenance projects; volumes of production, sales, throughput or shipments of liquid hydrocarbons, natural gas and refined products; levels of worldwide prices of liquid hydrocarbons, natural gas and refined products; levels of reserves, proved or otherwise, of liquid hydrocarbons or natural gas; the acquisition or divestiture of assets; the effect of restructuring or reorganization of business components; the potential effect of judicial proceedings on the business and financial condition; and the anticipated effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

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

   Marathon uses commodity-based and foreign currency derivative instruments such as futures, forwards, swaps, and options to manage exposure to price fluctuations. While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. Levels of hedging activity vary among oil industry competitors and could affect Marathon's competitive position with respect to those competitors.

Liquidity Factors

   Marathon's ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by the performance of its operations (as measured by various factors, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by Marathon's outstanding debt and credit ratings by investor services.

Factors Affecting Exploration and Production Operations

   Projected production levels for liquid hydrocarbons and natural gas are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, drilling rig availability and geological and operating considerations. These assumptions may prove to be inaccurate. Exploration and production operations are subject to various hazards, including acts of war or terrorist acts and the governmental or military response thereto, explosions, fires and uncontrollable flows of oil and gas. Offshore production and marine operations in areas such as the Gulf of Mexico, the North Sea, the U.K. Atlantic Margin, the Celtic Sea, offshore Nova Scotia and offshore

West Africa are also subject to severe weather conditions such as hurricanes or violent storms or other hazards. Development of new production properties in countries outside the United States may require protracted negotiations with host governments and are frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects.

Factors Affecting Refining, Marketing and Transportation Operations

   Marathon conducts domestic refining, marketing and transportation operations primarily through its 62 percent owned consolidated subsidiary, Marathon Ashland Petroleum LLC ("MAP"). MAP's operations are conducted mainly in the Midwest, Southeast, Ohio River Valley and the upper Great Plains. The profitability of these operations depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. MAP is a purchaser of crude oil in order to satisfy its refinery throughput requirements. As a result, its overall profitability could be adversely affected by rising crude oil and other feedstock prices which are not recovered in the marketplace. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, logistical capabilities and the available supply of refined products. Gross margins on merchandise sold at retail outlets tend to moderate the volatility experienced in the retail sale of gasoline and diesel fuel. Environmental regulations, particularly the 1990 Amendments to the Clean Air Act, have imposed (and are expected to continue to impose) increasingly stringent and costly requirements on refining and marketing operations which may have an adverse effect on margins. Refining, marketing and transportation operations are subject to business interruptions due to unforeseen events such as explosions, fires, crude oil or refined product spills, inclement weather or labor disputes. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

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

                                    PART I

Item 1. and 2. Business and Properties

General

   Marathon Oil Corporation was originally organized in 2001 as USX HoldCo, Inc., a wholly owned subsidiary of USX Corporation ("Old USX"). As a result of a reorganization completed in July 2001, USX HoldCo, Inc. (1) became the parent entity of the consolidated enterprise (the former USX Corporation was merged into a subsidiary of USX HoldCo, Inc.) and (2) changed its name to USX Corporation. In connection with the Separation discussed below, USX Corporation (formerly USX HoldCo, Inc.) changed its name to Marathon Oil Corporation. The accompanying consolidated financial statements reflect Marathon Oil Corporation and its subsidiaries as the continuation of the consolidated enterprise. In this Form 10-K, all references to "United States Steel" mean United States Steel Corporation, its predecessors (including, where applicable, the U.S. Steel Group of USX Corporation) and its subsidiaries.

   Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX-Marathon Group common stock ("Marathon Stock"), which was intended to reflect the performance of Marathon's energy business, and USX-U. S. Steel Group common stock ("Steel Stock"), which was intended to reflect the performance of Marathon's steel business. As described further in Note 2 to the Financial Statements, on December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel Corporation ("United States Steel") to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis ("the Separation").

   In connection with the Separation, Marathon's certificate of incorporation was amended on December 31, 2001 and, from that date, Marathon has only one class of common stock authorized.

   Marathon is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary Marathon Ashland Petroleum LLC ("MAP"); and other energy related businesses.

The Separation

   Marathon was originally organized in 2001 as USX HoldCo, Inc. ("USX HoldCo") to become a holding company for the two principal businesses of the former parent company, Old USX:

  . the steel production and sale business, the steel mill products, coke, taconite pellets and coal transportation business and other steel-related businesses comprising the U.S. Steel Group; and

  . the oil and gas exploration and production and other energy businesses conducted by Marathon Oil Company, an Ohio corporation, and other subsidiaries comprising the Marathon Group.

   In a series of transactions (the "Holding Company Reorganization") Old USX completed on July 2, 2001:

  . USX HoldCo became the holding company for Marathon Oil Company and United States Steel LLC;

  .  Old USX was merged with and into United States Steel LLC;

  . USX HoldCo assumed a substantial part of the outstanding indebtedness, obligations under various capital and operating leases and guarantee obligations and other contingent liabilities of Old USX; and

  .  USX HoldCo changed its name to USX Corporation.

   On December 31, 2001, pursuant to an Agreement and Plan of Reorganization dated as of July 31, 2001 ("Reorganization Agreement") Marathon completed the Separation transaction, in which:

  . United States Steel LLC converted into a Delaware corporation named United States Steel Corporation and became a separate, publicly traded company; and

  . USX HoldCo, then known as USX Corporation, changed its name to Marathon Oil Corporation.

   Marathon and its subsidiaries are continuing the energy business that comprised the Marathon Group of Old USX.

Assumption of Indebtedness and Other Obligations by United States Steel

   Prior to the Separation, Old USX, and then Marathon, managed most of its financial activities on a centralized, consolidated basis and, in its financial statements, attributed amounts that related primarily to the following items to the Marathon Group and the U.S. Steel Group on the basis of their cash flows for the applicable periods and the initial capital structure for each group:

  .  invested cash;

  . short-term and long-term debt, including convertible debt, and related net interest and other financing costs; and

  .  preferred stock and related dividends.

   The following items, however, were specifically attributed to and reflected in their entirety in the financial statements of the group to which they related:

  .  leases;

  .  collateralized financings;

  .  indexed debt instruments;

  . financial activities of consolidated entities that were not wholly owned subsidiaries; and

  . transactions that related to securities convertible solely into common stock that tracked the performance of the Marathon Group or the U.S. Steel Group.

   These attributions were for accounting purposes only and did not reflect the legal ownership of cash or the legal obligations to pay and discharge debt or other obligations.

   In connection with the Separation:

  . United States Steel and its subsidiaries incurred indebtedness to third parties and assumed various obligations from Marathon in an aggregate amount approximately equal to all the net amounts attributed to the U.
     S. Steel Group immediately prior to the Separation, both absolute and contingent, less the amount of a $900 million value transfer (the "Value Transfer"); and

  . Marathon and its subsidiaries remained responsible for all the liabilities attributed to the Marathon Group, both absolute and contingent, plus $900 million.

These arrangements require a post-Separation cash settlement between Marathon and United States Steel following the audit of the balance sheets for both the Marathon Group and the U. S. Steel Group as of December 31, 2001, in order to ensure that the Value Transfer was $900 million.

   As a result of its assumption of various items of indebtedness and other obligations from its former parent entity in the Holding Company Reorganization, Marathon remained obligated after the Separation for the following items of indebtedness and other obligations that were attributed to the U.S. Steel Group in accordance with the provisions of the Reorganization Agreement (amounts as of December 31, 2001):

  . approximately $470 million of obligations under industrial revenue bonds related to environmental projects for current and former U. S. Steel Group facilities, with maturities ranging from 2009 through 2033;

  . approximately $84 million of sale-leaseback financing obligations under a lease for equipment at United States Steel's Fairfield Works facility, with the lease term extending to 2012, subject to extensions;

  . approximately $138 million in obligations relating to various lease arrangements accounted for as operating leases and various guarantee arrangements, all of which were assumed by United States Steel; and

  . other guarantees referred to under "Relationship Between Marathon and United States Steel After the Separation - Financial Matters Agreement" on page 7.

   As contemplated by the Reorganization Agreement, Marathon and United States Steel entered into a financial matters agreement to reflect United States Steel's agreement to assume and discharge all Marathon's principal repayment, interest payment and other payment obligations under the industrial revenue bonds, the capital lease arrangement and the guarantees associated with the other lease and similar obligations referred to above. In addition, the financial matters agreement requires United States Steel to use commercially reasonable efforts to have Marathon released from its obligations under the other guarantees referred to above. The financial matters agreement also provides that on or before the tenth anniversary of the Separation, United States Steel will provide for Marathon's discharge from any remaining liability under any of the assumed industrial revenue bonds. United States Steel may accomplish that discharge by refinancing or, to the extent not refinanced, paying Marathon an amount equal to the remaining principal amount of, all accrued and unpaid debt service outstanding on, and any premium required to immediately retire, the then outstanding industrial revenue bonds. Only $1.8 million of the industrial revenue bonds are scheduled to mature in the period extending through 2012. For additional information relating to the financial matters agreement, see "Relationship Between Marathon and United States Steel After the Separation - Financial Matters Agreement" on page 7.

Effects on Historical Relationship

   Historically, the U.S. Steel Group has funded its negative operating cash flow with cash supplied by Marathon, a portion of which was reflected as a payment under the tax allocation policy and the remainder of which was represented by increased amounts of debt attributed by Marathon. As a stand-alone company, United States Steel will need to fund any of its negative operating cash flow from external sources, and adequate sources may be unavailable or the cost of such funding may adversely impact United States Steel.

   As discussed below, the financial matters agreement does not contain any financial covenants, and United States Steel is free to incur additional debt and grant mortgages on or security interests in its property and sell or transfer assets without Marathon's consent. United States Steel is more highly leveraged than Marathon, has a noninvestment grade credit rating and has granted security interests in some of its assets, including its accounts receivable and inventory. Additionally, United States Steel's operations are capital intensive. United States Steel's business also requires substantial expenditures for routine maintenance. The steel business is highly competitive and a large number of industry participants have sought protection under bankruptcy laws in recent periods.

Relationship Between Marathon and United States Steel After the Separation

   As a result of the Separation, Marathon and United States Steel are separate companies, and neither has any ownership interest in the other. Thomas J. Usher is chairman of the board of both companies, and four of the remaining nine members of Marathon's board of directors are also directors of United States Steel.

   In connection with the Separation and pursuant to the Plan of Reorganization, Marathon and United States Steel have entered into a series of agreements governing their relationship subsequent to the Separation and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Separation. Set forth below is a description of the material terms of those agreements.

Tax Sharing Agreement

   Marathon and United States Steel have a tax sharing agreement that applies to each of their consolidated tax reporting groups. Provisions of this agreement include the following:

  . for any taxable period, or any portion of any taxable period, ended on or before December 31, 2001, unpaid tax sharing payments will be made between Marathon and United States Steel generally in accordance with the general tax sharing principles in effect prior to the Separation;

  . no tax sharing payments will be made with respect to taxable periods, or portions thereof, beginning after December 31, 2001; and

  . provisions relating to the tax and related liabilities, if any, that result from the Separation ceasing to qualify as a tax-free transaction and limitations on post-Separation activities that might jeopardize the tax-free status of the Separation.

   Under the general tax sharing principles in effect prior to the Separation:

  . the taxes payable by each of the Marathon Group and the U.S. Steel Group were determined as if each of them had filed its own consolidated, combined or unitary tax return; and

  . the U.S. Steel Group would receive the benefit, in the form of tax sharing payments by the parent corporation, of the tax attributes, consisting principally of net operating losses and various credits, that its business generated and the parent used on a consolidated basis to reduce its taxes otherwise payable.

   In accordance with the tax sharing agreement, at the time of the Separation, Marathon made a preliminary settlement with United States Steel of approximately $440 million as the net tax sharing payments owed to it for the year ended December 31, 2001 under the pre-Separation tax sharing principles.

   The tax sharing agreement also addresses the handling of tax audits and contests and other matters respecting taxable periods, or portions of taxable periods, ended prior to December 31, 2001.

   In the tax sharing agreement, each of Marathon and United States Steel promised the other party that it:

  . would not, prior to January 1, 2004, take various actions or enter into various transactions that might, under section 355 of the Internal Revenue Code of 1986, jeopardize the tax-free status of the Separation; and

  . would be responsible for, and indemnify and hold the other party harmless from and against, any tax and related liability, such as interest and penalties, that results from the Separation ceasing to qualify as tax-free because of its taking of any such action or entering into any such transaction.

   The proscribed actions and transactions include:

  .  the liquidation of Marathon or United States Steel; and

  . the sale by Marathon or United States Steel of its assets, except in the ordinary course of business.

   In case a taxing authority seeks to collect a tax liability from one party which the tax sharing agreement has allocated to the other party, the other party has agreed in the sharing agreement to indemnify the first party against that liability.

   Even if the Separation otherwise qualifies for tax-free treatment under section 355 of the Internal Revenue Code, the Separation may become taxable to Marathon under section 355(e) of the Internal Revenue Code if capital stock representing a 50 percent or greater interest in either Marathon or United States Steel is acquired, directly or indirectly, as part of a plan or series of related transactions that include the Separation. For this purpose, a "50 percent or greater interest" means capital stock possessing at least 50 percent of the total combined voting power of all classes of stock entitled to vote or at least 50 percent of the total value of shares of all classes of capital stock. To minimize this risk, both Marathon and United States Steel agreed in the tax sharing agreement that they would not enter into any transactions or make any change in their equity structures that could cause the

Separation to be treated as part of a plan or series of related transactions to which those provisions of section 355(e) of the Internal Revenue Code may apply. If an acquisition occurs that results in the Separation being taxable under section 355(e) of the Internal Revenue Code, the agreement provides that the resulting corporate tax liability will be borne by the party involved in that acquisition transaction.

   Although the tax sharing agreement allocates tax liabilities relating to taxable periods ending on or prior to the Separation, each of Marathon and United States Steel, as members of the same consolidated tax reporting group during any portion of a taxable period ended on or prior to the date of the Separation, is jointly and severally liable under the Internal Revenue Code for the federal income tax liability of the entire consolidated tax reporting group for that year. To address the possibility that the taxing authorities may seek to collect all or part of a tax liability from one party where the tax sharing agreement allocates that liability to the other party, the agreement includes indemnification provisions that would entitle the party from whom the taxing authorities are seeking collection to obtain indemnification from the other party, to the extent the agreement allocates that liability to that other party. Marathon can provide no assurance, however, that United States Steel will be able to meet its indemnification obligations, if any, to Marathon that may arise under the tax sharing agreement.

Transition Services Agreement

   Marathon and United States Steel have a transition services agreement that will govern the provision of the following services until December 31, 2002:

  .  common corporate support services; and

  .  inter-unit computer services.

   Common corporate support services include services personnel at the former Pittsburgh corporate headquarters historically provided prior to the Separation. These include accounting, finance and financial management, government affairs, investor relations, public affairs and tax services. Most of these personnel now work for Marathon or United States Steel. Each company has agreed to provide these services to the other, to the extent it is able to do so and the other company cannot satisfy its own needs.

   Inter-unit computer services consist of computer and information technology services either company historically provided to the former Pittsburgh corporate headquarters or to the other company.

   A company providing common corporate support or inter-unit computer services under the transition services agreement will be entitled to recover the costs it incurs in providing those services.

   The transition services agreement also includes each company's grant to the other company and its subsidiaries of a nonexclusive, fully paid, worldwide license for their internal use only of the granting company's computer programs, software, source code and know-how that were utilized prior to the Separation or are utilized under the transition services agreement to provide common corporate support or inter-unit computer services to the other company and its subsidiaries.

Financial Matters Agreement

   Marathon and United States Steel have a financial matters agreement that provides for United States Steel's assumption of the obligations under Marathon's outstanding industrial revenue bonds, the sale-leaseback financing arrangement and the lease and guarantee obligations referred to above under "The Separation--Assumption of Indebtedness and Other Obligations by United States Steel" on page 5. Under the financial matters agreement, United States Steel has assumed and agreed to discharge all Marathon's principal repayment, interest payment and other obligations under those industrial revenue bonds and lease and guarantee arrangements described above, including any amounts due on any default or acceleration of any of those obligations, other than any default caused by Marathon.

   The financial matters agreement also provides that, on or before the tenth anniversary of the Separation, United States Steel will provide for Marathon's discharge from any remaining liability under any of the assumed industrial revenue bonds.

   The financial matters agreement also requires United States Steel to use commercially reasonable efforts to have Marathon released from its obligations under a guarantee Marathon provided with respect to all United States Steel's obligations under a partnership agreement between United States Steel, as general partner, and General Electric Credit Corporation of Delaware and Southern Energy Clairton, LLC, as limited partners.

United States Steel may dissolve the partnership under certain circumstances including if it is required to fund accumulated cash shortfalls of the partnership in excess of $150 million. In addition to the normal commitments of a general partner, United States Steel has indemnified the limited partners for certain income tax exposures. As of December 31, 2001, United States Steel had no unpaid outstanding obligations to the limited partners.

   The financial matters agreement requires Marathon to use commercially reasonable efforts to take all necessary action or refrain from acting so as to assure compliance with all covenants and other obligations under the documents relating to the assumed obligations to avoid the occurrence of a default or the acceleration of the payment obligations under the assumed obligations. The agreement also obligates Marathon to use commercially reasonable efforts to obtain and maintain letters of credit and other liquidity arrangements required under the assumed obligations.

   United States Steel's obligations to Marathon under the financial matters agreement are general unsecured obligations which rank equal to United States Steel's accounts payable and other general unsecured obligations. The financial matters agreement does not contain any financial covenants, and United States Steel is free to incur additional debt, grant mortgages on or security interests in its property and sell or transfer assets without our consent.

License Agreement

   Marathon and United States Steel have entered into a license agreement under which Marathon granted to United States Steel a nonexclusive, fully paid, worldwide license to use the "USX" name and various trade secrets, know-how and intellectual property rights previously used in connection with the business of both companies. The license agreement provides that United States Steel may use these rights solely in the conduct of its internal business. It also provides United States Steel with the right to sublicense these rights to any of its subsidiaries. The license agreement provides for a perpetual term, so long as United States Steel performs its obligations under the agreement.

Insurance Assistance Agreement

   Marathon and United States Steel have an insurance assistance agreement, which provides for:

  .  the division of responsibility for joint insurance arrangements; and

  . the entitlement to insurance claims and the allocation of deductibles with respect to claims associated with pre-Separation periods.

   Under the insurance assistance agreement:

  . Marathon is entitled to all rights in and to all claims and is solely liable for the payment of uninsured retentions and deductibles arising out of or relating to pre-Separation events or conditions exclusively associated with the business of the Marathon Group;

  . United States Steel is entitled to all rights in and to all claims and is solely liable for the payment of uninsured retentions and deductibles arising out of or relating to pre-Separation events or conditions exclusively associated with the business of the U. S. Steel Group;

  . Marathon is entitled to 65 percent and United States Steel is entitled to 35 percent of all rights in and to all claims, and Marathon and United States Steel are liable on the same percentage basis for the payment of uninsured retentions and deductibles, arising out of or relating to pre-Separation events or conditions and not related exclusively to either the Marathon Group or the U.S. Steel Group; and

  . the cost of extended reporting insurance for pre-Separation periods will be split between Marathon and United States Steel on a 65 percent-35 percent basis, respectively, if both companies elect to purchase the same extended reporting insurance.

Exploration and Production

Oil and Natural Gas Exploration and Development

   Marathon is currently conducting exploration and development activities in 11 countries, including its January 2002 acquisition of interests in Equatorial Guinea, West Africa. Principal exploration activities are in the United States, the United Kingdom, Angola, Canada, and Norway. Principal development activities are in the

United States, the United Kingdom, Canada, Equatorial Guinea, Gabon, Ireland, the Netherlands and Norway. Marathon is also pursuing opportunities in North and West Africa, the Middle East, Southeast Asia and the Commonwealth of Independent States.

   The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share, as the context requires):

Net Productive and Dry Wells Completed(a)

                                      2001 2000 1999
----------------------------------------------------
United States(b)
 Development(c)   - Oil                10   23   11
                  - Gas               751  109   54
                  - Dry                 3    2    1
                                      ---  ---  ---
                  Total               764  134   66
 Exploratory(d)   - Oil                 2    2    5
                  - Gas                 9    6    9
                  - Dry                 6    5   13
                                      ---  ---  ---
                  Total                17   13   27
                                      ---  ---  ---
                  Total United States 781  147   93
International(e)
 Development(c)   - Oil                 1   12   42
                  - Gas                54  111   55
                  - Dry                 5    5   11
                                      ---  ---  ---
                  Total                60  128  108
 Exploratory(d)   - Oil                 0    4    2
                  - Gas                16   26   14
                  - Dry                 5   14   16
                                      ---  ---  ---
                  Total                21   44   32
                  Total International  81  172  140
                                      ---  ---  ---
                  Total Worldwide     862  319  233
----------------------------------------------------

(a) Includes the number of wells completed during the applicable year regardless of the year in which drilling was initiated. Does not include any wells where drilling operations were continuing or were temporarily suspended as of the end of the applicable year. A dry well is a well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion. A productive well is an exploratory or development well that is not a dry well.
(b) Includes Marathon's equity interest in MKM Partners L.P. ("MKM"). Also includes Marathon's ownership of Pennaco Energy Company ("Pennaco"), acquired in February 2001. Pennaco is a coal bed methane exploration and production company with a very active drilling program.
(c) Indicates wells drilled in the proved area of an oil or gas reservoir.
(d) Includes both wildcat and delineation wells.
(e) Includes Marathon's equity interest in CLAM Petroleum B.V. ("CLAM") and in 2000 and 1999 Marathon's equity interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy").

United States

   In the United States during 2001, Marathon drilled 26 gross (19 net) wildcat and delineation ("exploratory") wells of which 20 gross (12 net) wells encountered hydrocarbons. Of these 20 wells, 2 gross (1 net) wells were temporarily suspended, and will be reported in the Net Productive and Dry Wells Completed table in Marathon's future reports when completed. Marathon's principal domestic exploratory and development activities in 2001 were in the U.S. Gulf of Mexico and the states of Alaska, New Mexico, Oklahoma, Texas and Wyoming.

   Exploration expenditures in the United States during the three-year period ended December 31, 2001, including Marathon's 85 percent equity interest in MKM's exploration expenditures, totaled $492 million, of which $190 million was incurred in 2001. Development expenditures in the United States during the three-year period ended December 31, 2001, including Marathon's 85 percent equity interest in MKM's development expenditures, totaled $887 million, of which $367 million was incurred in 2001.

   The following is a summary of recent, significant exploration and development activity in the United States including discussion, as deemed appropriate, of completed wells, wells being drilled and wells under evaluation.

   Gulf of Mexico - The Gulf of Mexico ("Gulf") continues to be a core area for Marathon with the potential to add new reserves and increase production. At the end of 2001, Marathon had interests in 145 blocks in the Gulf, including 110 in the deepwater area. In 2002, Marathon plans to drill, or complete drilling operations on, three or four deepwater wells, including appraisal of the Ozona Deep discovery.

   Marathon's 2001 Gulf exploration drilling program was delayed due to the cancellation of the contract for the Cajun Express drilling rig in early July 2001. Of the two wells originally scheduled to be drilled with this rig, the Flathead prospect was delayed until December 2001, and resumption of drilling operations on the Redwood prospect were delayed until January 2002.

   The Flathead prospect, located in Walker Ridge Block 30, was plugged back to a shallower depth and temporarily abandoned. After further evaluations, Marathon will consider possible options to reenter and sidetrack this well. Marathon holds a 100 percent interest in Block 30. The Redwood prospect, located in Green Canyon Block 1001, completed drilling operations in 2002 and was abandoned as a dry hole. Marathon held a 75 percent interest in Block 1001. Marathon held an 8.25 percent interest in the Timber Wolf prospect, located in Mississippi Canyon 555, which was temporarily abandoned pending further evaluation. Additionally, Marathon participated in the drilling of two other Gulf prospects in 2001. The Paris Carver prospect, located in Green Canyon Block 601, did not encounter hydrocarbons and was abandoned. Marathon holds a 50 percent interest in Block 601. The Ozona Deep prospect, located in Garden Banks Block 515 resulted in a deepwater discovery. The well was drilled to a total measured depth of 26,352 feet and encountered approximately 345 feet of net pay in two primary intervals. Further appraisal drilling is expected to be conducted during 2002 to determine a plan of development. Marathon is operator and has a 68 percent working interest.

   The Camden Hills field, located in the deepwater Gulf on Mississippi Canyon Block 348 in approximately 7,200 feet of water, was discovered in August 1999 and confirmed by a subsequent well in January 2000. Development is being achieved with the sharing of infrastructure that will service two other fields in the area. The Canyon Express natural gas gathering system will link three gas fields, including Camden Hills, to a host processing platform named Canyon Station. Completion of the discovery well is underway, and installation of the Canyon Express pipeline began in January 2002 after a three-month delay in obtaining permits. Despite the delays, first gas production continues to be targeted for mid-2002. Marathon is operator of the Camden Hills field with a
50.03 percent interest.

   Alaska - During 2001, Marathon completed successful drilling operations on six wells in Alaska. Included in this program were two exploration wells related to the recently announced natural gas discovery on the Ninilchik Unit on the Kenai Peninsula, approximately 35 miles south of Kenai, Alaska. Proved remaining reserves at year-end 2001 are approximately 19 billion net cubic feet ("bcf") of natural gas. One well is scheduled for drilling in 2002, with additional drilling anticipated during 2003 to further delineate the upside potential of the structure. Marathon is operator of the Ninilchik Unit with a 60 percent interest. Marathon and a co-venturer have formed the Kenai Kachemak Pipeline Company, LLC, to transport natural gas from the Ninilchik Unit and other potential southern Kenai Peninsula gas prospects for sales into the existing Cook Inlet natural gas infrastructure. Initial production from the Ninilchik Field is planned for early 2004 commensurate with completion of pipeline construction.

   Marathon announced first natural gas production from its 100 percent owned Wolf Lake Field in November 2001. The Wolf Lake Field is located within the Kenai National Wildlife Refuge approximately 12 miles northeast of Soldotna, Alaska. Ultimate development at the Wolf Lake Field may require up to six natural gas wells at three sites. One well is expected to be drilled in 2002.

   New Mexico - In 2001, nine development wells were completed in the Indian Basin field to take advantage of Marathon's earlier expansion of the Indian Basin gas plant. Focus continued this year in the eastern area of the field which accounted for seven of the new wells. These wells extended last year's record gross production of 160 million cubic feet per day ("mmcfd") to 180 mmcfd from Marathon-operated wells. These new wells, combined with several recompletions of existing gas wells, more than doubled oil production from the field to 6,500 gross barrels of liquid hydrocarbons a day ("bpd"). In 2002, six new well completions and several recompletions are planned in the east Indian Basin area targeting both oil and gas.

   Oklahoma - Marathon's 2001 Southern Anadarko Basin exploration efforts focused on a continued Western Oklahoma Granite Wash program, as well as the Cement field Springer/Sycamore play. Exploration drilling efforts resulted in seven successful discoveries. The acquisition of approximately 250 square miles of 3-D seismic data has helped in identifying seven exploration projects (five Granite Wash, two Cement) that are scheduled to be drilled in 2002.

   Marathon continued to develop the 1998 Granite Wash discovery by drilling 16 development wells in 2001. Current production rates from the Granite Wash play are approximately 24 net mmcfd and 1,300 net bpd. In 2002, current plans are to drill, or participate in the drilling of, 14 additional Granite Wash development wells.

   Marathon drilled, or participated in the drilling of, 13 development wells in the Carter Knox field in 2001. Most of this activity focused on completing the development plan associated with properties acquired in 2000.

   Drilling activity continued in the Cement field where efforts focused on continued Springer/Sycamore development. Six development wells were drilled in 2001, resulting in current production rates of 24 net mmcfd, a 60 percent increase over 2000 levels. In 2002, Marathon expects to drill, or participate in the drilling of, eight additional development wells.

   Texas - In West Texas, Marathon formed a joint venture with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"), which commenced operations in January 2001. The formation of the joint venture included contribution of interests in the Yates and SACROC assets. Marathon and Kinder Morgan have equal voting rights and control is shared equally by both partners. As such, the joint venture is accounted for on the equity method of accounting in which Marathon recognizes its 85 percent share of earnings from the partnership. This transaction has allowed Marathon to expand its interests in the Permian Basin and has improved access to materials for use in enhanced recovery techniques in the Yates field.

   Wyoming - On February 9, 2001, Marathon completed the acquisition of Pennaco Energy Company ("Pennaco"), creating a new core area of coal bed methane production in the Powder River Basin of Wyoming. Pennaco controls more than 400,000 net acres in northeast Wyoming and southeast Montana and is the third largest operator in this very active play. Marathon was successful in retaining the Pennaco expertise in coal bed methane operations and, as a result, was able to execute a significant 2001 drilling program of approximately 660 net wells, which exceeded previous Pennaco annual records. For 2001, annualized production rates averaged 47 net mmcfd, with the December rate reaching 59 net mmcfd. Proved remaining reserves at year-end 2001 are approximately 256 net bcf of natural gas.

International

   Outside the United States during 2001, Marathon drilled 31 gross (18 net) exploratory wells in 6 countries. Of these 31 wells, 22 gross (14 net) wells encountered hydrocarbons, of which 1 gross well was temporarily suspended.

   Marathon's expenditures for international oil and natural gas exploration activities, including Marathon's 50 percent equity interest in CLAM's exploration expenditures and former 37.5 percent equity interest in Sakhalin Energy's exploration expenditures, during the three-year period ended December 31, 2001, totaled $338 million, of which $91 million was incurred in 2001. Marathon's international development expenditures, including its proportionate share of CLAM and Sakhalin Energy's development expenditures, during the three-year period ended December 31, 2001, totaled $722 million, of which $265 million was incurred in 2001.

   On January 3, 2002, Marathon announced the completed acquisition of interests in Equatorial Guinea, West Africa. Through this transaction, Marathon acquired a 52.4 percent interest in, and operatorship of, the offshore Alba Block, which contains the currently producing Alba gas field as well as undeveloped oil and gas discoveries and several possible exploration prospects; a 37.6 percent interest in the adjacent offshore Block D; a 52.4 percent interest in a condensate separation facility onshore Bioko Island; a 45 percent interest in a joint venture onshore methanol production plant; and a 43.2 percent interest in an onshore Liquefied Petroleum Gas ("LPG") processing plant. The acquisition will provide an estimated 250 million barrels of oil equivalent ("BOE") to Marathon's proved reserves in 2002.

   The following is a summary of recent, significant exploration and development activity outside the United States including discussion, as deemed appropriate, of completed wells, wells being drilled and wells under evaluation.

   United Kingdom - Marathon has interests in 34 blocks in the United Kingdom ("U.K.") and other areas offshore of the U.K. In 2000, Marathon acquired an interest in the BP-operated Foinaven development in the U.K. Atlantic Margin. Marathon's interest is 28 percent in the main Foinaven field (T34), 20 percent in the deeper T35 Foinaven field and 47 percent in the East Foinaven field. First production was achieved in September 2001 from the East Foinaven field, which is estimated to have proved net remaining reserves at year-end 2001 of approximately 14 million barrels of liquid hydrocarbons. The satellite field is produced via subsea completions that flow into the existing floating production, storage and offloading ("FPSO") vessel. A third production well is planned at East Foinaven in 2003. Infill drilling in the main Foinaven field was successful in 2001 with one sidetrack, one water injector and two new producers being brought on line. Infill drilling of two additional production wells is expected to continue through spring 2002. Fluid handling upgrades on the FPSO in 2001 have allowed record daily production levels for the field of 132,300 gross bpd.

   As an interest owner in Foinaven, Marathon also has an 11.465 percent working interest in the West of Shetland gas evacuation line. The line, which is installed and ready for commissioning, will take gas from fields in the West of Shetlands area to the BP-operated Magnus platform for injection and enhanced oil recovery purposes. Gas from the Foinaven field, which is currently injected for disposal, will be sold to the Magnus group, with sales expected to commence in early 2002 upon completion of work by the Magnus group.

   Marathon is continuing its development of the Brae area in the U.K. North Sea where it is the operator and owns a 41.6 percent interest in the South, Central and North Brae fields and a 38.5 percent interest in the East Brae field. Marathon's share in the West Brae/Sedgwick joint development increased from 28.1 percent to 41.6 percent in September 2001 when the limit on Sedgwick's share of production from the development was reached. During 2001, Marathon participated in a successful Brae area well that was drilled to a deeper exploration target. The well was completed as a gas and condensate producer from the Brae B platform in June 2001. Well performance continues to be monitored to assess upside potential.

   Angola - In May 1999, Marathon was awarded interests in Blocks 31 and 32 offshore Angola. The blocks, which are located approximately 90 miles northwest of Luanda in water depths between 5,400 and 9,200 feet, are adjacent to Blocks 15, 17 and 18, where major discoveries by others have been made. Marathon presently holds a 10 percent working interest in Blocks 31 and 32, which are operated by co-venturers. Surveys of 3-D seismic data have been acquired over both blocks and advanced processing and interpretation of this data continues. One unsuccessful exploration well was drilled on Block 31 in 2001. Two additional wells in Block 31 are scheduled to begin drilling in the second and third quarters of 2002. The initial exploration well in Block 32 is expected to be drilled during the second half of 2002.

   Canada - In November 2001, Marathon was awarded two additional offshore Nova Scotia deepwater exploration licenses, with an effective date of January 1, 2002. Marathon has a 100 and 50 percent interest in exploration licenses ("EL") 2410 and 2411, respectively. This brings Marathon's total offshore Nova Scotia exploration license acreage to 1.9 million acres, positioning Marathon as a major player in the developing deepwater Atlantic Canada Gas Province. One shallow-water well was drilled in 2001 in EL 2376 (Southampton), which did not encounter hydrocarbons in commercial quantities. It is anticipated that one deepwater well will be completed in EL 2377 (Annapolis) in 2002.

   In Western Canada, Marathon anticipates drilling six wells in three exploration plays during 2002. Three wells will test the Milo pinnacle reef play, two wells will test the thrust Debolt foothills play, and one well will test a Southern Alberta tight gas sand play. Five of these wells are expected to be completed late first quarter 2002.

   Denmark - In June 1998, Marathon acquired one block in Denmark. A 3-D seismic program was completed in 1999, and evaluation of the data continues in 2002.

   Gabon - In fourth quarter 2001, activities commenced to develop the Azile reservoir of the Tchatamba South field. One existing well is planned for recompletion, and facilities will be added to process the crude oil, which has a higher sulfur content than the existing production. First production from the Azile reservoir is planned for December 2002. Marathon is operator of the Tchatamba South, West and Marin fields in Gabon, with a 56.25 percent working interest.

   Ireland - The Southwest Kinsale field was converted to a gas storage field in 2001. The Southwest Kinsale field, located in the Celtic Sea 30 miles south of Cork, was brought on line in 1999 through a single subsea well tied back to the Kinsale Head field's Bravo platform. In April 2001, gas injection commenced through this existing well and, by October 2001, two additional wells were drilled and tied back to the existing infrastructure. This gas storage facility, which is the first in Ireland, was fully operational in October 2001. Marathon has a 100 percent interest in this field.

   During 2001, a Petroleum Lease was issued for the Corrib field in the Slyne Trough License 2/93, located 40 miles off the west coast of Ireland. An additional appraisal well was drilled in the field in 2001, bringing the total number of wells drilled and suspended as producers in the Corrib field to five. Development work on the terminal, offshore pipelines, and subsea well equipment will continue during 2002. First gas production is expected at the beginning of 2004. Marathon has an 18.5 percent interest in the Corrib field.

   Norway - In 2000, Marathon participated in a project to modify the Heimdal platform to a processing and transportation center for third-party business. Marathon owns a 23.798 percent interest in the Heimdal field and platform. Production of the remaining gas (remnant gas) from the Heimdal field was reinstated on the platform in August 2001, followed by the start-up of two planned third-party projects.

   In November 2000, Marathon approved the development of the Vale field, located northeast of the Heimdal field. The single well was successfully drilled and the flowline installed. Topside modifications on the Heimdal platform continue, and the well is expected to be completed and brought on line second quarter 2002. Marathon owns a 46.904 percent interest in this field. An exploration well between the Vale and Heimdal fields has been deferred until 2003 due to platform capacity constraints.

   In January 2002, Marathon closed its acquisition of varied interests in five licenses in the Norwegian Sector of the North Sea. In the Heimdal area of the North Sea, Marathon acquired an 18.6 percent interest in License 088, which contains the Peik gas condensate discovery; a 20 percent interest in License 102, which contains the Byggve and Skirne gas discoveries and the East Heimdal oil discovery; and a 10 percent interest in License 150, which also contains an oil discovery. Approval of a plan of development is expected in early 2002 for combined development of the Byggve and Skirne fields with first production expected in early 2004. Close to the Brae fields, Marathon acquired a 28.2 percent interest in License 025, which contains the Gudrun oil and gas condensate discovery; and a 10 percent interest in adjacent License 187. In December 2001, Marathon also successfully bid for an additional license in the Heimdal area. Pending Norwegian governmental approvals, this could result in Marathon becoming operator under the license in 2002.

   Netherlands - In 2001, Marathon, through its 50 percent equity interest in CLAM, participated in one development well and four exploration wells in the Dutch sector of the North Sea. The Q4-A3 development well successfully completed the planned development of the Q4-A field. CLAM has a 19.8 percent interest in the field. The exploration well K15-16 was drilled into the K15-Mike Prospect and discovered the K15-FK field. It was suspended as a future producer. CLAM has a 9.95 percent interest in the K15-FK field. The Q4-10 exploratory well was drilled into the Q1-Deep Prospect, discovering the Q1-B field. The well was suspended as a future producer. CLAM has a 3.6 percent interest in the field. Two delineation wells were drilled into potential extensions of the F16-E field. The E18-4 well proved up additional reserves and was suspended as a future producer. The E18-5 well was abandoned as a dry hole. CLAM's interest in the F16-E field is 4.2 percent.

   In 1998, CLAM was awarded two blocks in the Danish sector of the North Sea. Surveys of 3-D seismic data were acquired in 1999 and two exploration wells were drilled in 2000, both of which were dry. CLAM is seeking ways of meeting the minimum requirements of the Danish authorities for relinquishment of the two blocks at a minimum cost.

   Independent of its interest in CLAM, Marathon holds a 24 percent working interest in the A-15 Block in the Dutch sector of the North Sea. Evaluation of the deeper sands is expected to continue during 2002.

   The above discussions include forward-looking statements concerning various projects, plans to acquire interests in licenses, drilling plans, expected production and sales levels, reserves and dates of initial production, which are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, reserve replacement rates, drilling rig availability, license relinquishments and other geological, operating and economic considerations. Offshore production and marine operations in areas such as the Gulf of Mexico, the North Sea, the U.K. Atlantic Margin, the Celtic Sea, offshore Nova Scotia and offshore West Africa are also subject to severe weather conditions, such as hurricanes or violent storms or other hazards. The plan to acquire an additional license in the Norwegian sector of the North Sea is subject to the execution and closing of definitive agreements, and the receipt of necessary approvals from the applicable Norwegian authorities. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations and tax regulations, which could adversely affect the economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

Reserves

   At December 31, 2001, Marathon's net proved liquid hydrocarbon and natural gas reserves, including its proportionate share of equity investee net proved reserves, totaled approximately 1 billion barrels on a barrel of oil equivalent ("BOE") basis, of which 72 percent were located in the United States. (For purposes of determining BOE, natural gas volumes are converted to approximate liquid hydrocarbon barrels by dividing the natural gas volumes expressed in thousands of cubic feet ("mcf") by 6. The liquid hydrocarbon volume is added to the barrel equivalent of gas volume to obtain BOE.) On a BOE basis, excluding dispositions, Marathon replaced 62 percent of its worldwide oil and gas production.

   The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

Estimated Quantities of Net Proved Oil and Gas Reserves at December 31

                                                                  Developed &
                                                 Developed        Undeveloped
                                             ----------------- -----------------
(Millions of Barrels)                        2001  2000  1999  2001  2000  1999
--------------------------------------------------------------------------------
Liquid Hydrocarbons
  United States............................    243   414   476   268   458   520
  Europe...................................     69    74    90    88   108    90
  Other International......................     25    57    72    30   151   187
                                             ----- ----- ----- ----- ----- -----
   Total Consolidated......................    337   545   638   386   717   797
  Equity Investees(a)......................    178    -     69   184    -     77
                                             ----- ----- ----- ----- ----- -----
WORLDWIDE..................................    515   545   707   570   717   874
                                             ===== ===== ===== ===== ===== =====
Developed reserves as % of total net proved
 reserves..................................  90.4% 76.0% 80.9%
(Billions of Cubic Feet)
Natural Gas
  Natural Gas United States................  1,308 1,421 1,550 1,793 1,914 2,057
  Europe...................................    473   563   741   615   614   774
  Other International......................    308   381   497   399   477   833
                                             ----- ----- ----- ----- ----- -----
   Total Consolidated......................  2,089 2,365 2,788 2,807 3,005 3,664
  Equity Investee(b).......................     32    52    65    51    89   123
                                             ----- ----- ----- ----- ----- -----
WORLDWIDE..................................  2,121 2,417 2,853 2,858 3,094 3,787
                                             ===== ===== ===== ===== ===== =====
Developed reserves as % of total net proved
 reserves..................................  74.2% 78.1% 75.3%
(Millions of Barrels)
Total BOEs
  United States............................    461   651   734   567   777   863
  Europe...................................    148   168   213   190   211   219
  Other International......................     76   121   155    96   231   326
                                             ----- ----- ----- ----- ----- -----
   Total Consolidated......................    685   940 1,102   853 1,219 1,408
  Equity Investees(a)......................    183     9    80   193    15    98
                                             ----- ----- ----- ----- ----- -----
WORLDWIDE..................................    868   949 1,182 1,046 1,234 1,506
                                             ===== ===== ===== ===== ===== =====
Developed reserves as % of total net proved
 reserves..................................  83.0% 76.9% 78.5%
--------------------------------------------------------------------------------

(a) Represents Marathon's equity interests in MKM and CLAM in 2001 and CLAM and Sakhalin Energy in 2000 and 1999.
(b) Represents Marathon's equity interests in CLAM.

   The above estimates, which are forward-looking statements, are based on a number of assumptions, including (among others) prices, presently known physical data concerning size and character of the reservoirs, economic recoverability, production experience and other operating considerations. To the extent these assumptions prove inaccurate, actual recoveries could be materially different than current estimates.

   For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves" on pages F-36 through F-38. Marathon has filed reports with the U.S. Department of Energy ("DOE") for the years 2000 and 1999 disclosing the year-end estimated oil and gas reserves. Marathon will file a similar report for 2001. The year-end estimates reported to the DOE are the same as the estimates reported in the Consolidated Supplementary Data.

Delivery Commitments

   Marathon has commitments to deliver fixed and determinable quantities of natural gas to customers under a variety of contractual arrangements.

   In Alaska, Marathon has two long-term sales contracts with the local utility companies, which obligates Marathon to supply approximately 270 bcf of natural gas over the remaining life of these contracts. In addition, Marathon has a 30 percent ownership interest in a Kenai, Alaska, liquefied natural gas ("LNG") plant and a proportionate share of the long-term LNG sales obligation to two Japanese utility companies. This obligation is estimated to total 178 bcf through the remaining life of the contract, which terminates March 31, 2009. These commitments are structured with variable-pricing terms. Marathon's production from various gas fields in the Cook Inlet supply the natural gas to service these contracts. Marathon's proved reserves and estimated production rates in the Cook Inlet sufficiently meet these contractual obligations.

   In the U.K., Marathon has two long-term sales contracts with utility companies, which obligate Marathon to supply approximately 269 bcf of natural gas over the remaining life of these contracts. Marathon's Brae-area production, together with natural gas acquired for injection and subsequent resale, will supply the natural gas to service these contracts. Marathon's Brae-area proved reserves, acquired natural gas contracts and estimated production rates sufficiently meet these contractual obligations. The terms of these gas sales contracts also reflect variable-pricing structures.

Oil and Gas Acreage

   The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage that Marathon held as of December 31, 2001:

Gross and Net Acreage

                                                                    Developed &
                                            Developed  Undeveloped  Undeveloped
                                           ----------- ------------ ------------
(Thousands of Acres)                       Gross  Net  Gross   Net  Gross   Net
--------------------------------------------------------------------------------
United States............................. 1,955   845  3,435 1,862  5,390 2,707
Europe....................................   351   289  1,843   881  2,194 1,170
Other International.......................   889   521  6,111 2,190  7,000 2,711
                                           ----- ----- ------ ----- ------ -----
Total Consolidated........................ 3,195 1,655 11,389 4,933 14,584 6,588
Equity Investees(a).......................   529    63    302    69    831   132
                                           ----- ----- ------ ----- ------ -----
WORLDWIDE................................. 3,724 1,718 11,691 5,002 15,415 6,720
--------------------------------------------------------------------------------

(a) Represents Marathon's equity interests in MKM and CLAM.

Oil and Natural Gas Production

   The following tables set forth daily average net production of liquid hydrocarbons and natural gas for each of the last three years:

Net Liquid Hydrocarbons Production(a)

(Thousands of Barrels per Day)                                 2001  2000  1999
--------------------------------------------------------------------------------
United States(b)..............................................   127   131   145
Europe(c).....................................................    46    29    31
Other International(c)........................................    27    36    31
                                                               ----- ----- -----
  Total Consolidated..........................................   200   196   207
Equity Investees (MKM, CLAM & Sakhalin Energy)(c).............     9    11     1
                                                               ----- ----- -----
WORLDWIDE.....................................................   209   207   208
                                                               ===== ===== =====

Net Natural Gas Production(d)

(Millions of Cubic Feet per Day)
United States(b)..............................................   793   731   755
Europe(e).....................................................   318   327   326
Other International(e)........................................   123   143   163
                                                               ----- ----- -----
  Total Consolidated.......................................... 1,234 1,201 1,244
Equity Investees (CLAM and MKM)(e)............................    31    29    36
                                                               ----- ----- -----
WORLDWIDE..................................................... 1,265 1,230 1,280
--------------------------------------------------------------------------------

(a) Includes crude oil, condensate and natural gas liquids.
(b) Amounts reflect production from leasehold ownership, after royalties and interests of others.
(c) Amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties, if any, excluding Canada, Gabon, Russia and the United States where amounts shown are after royalties. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(d) Amounts exclude volumes purchased from third parties for injection and subsequent resale of 8 mmcfd in 2001 and 11 and 16 mmcfd in 2000 and 1999, respectively.
(e) Amounts reflect production before royalties, excluding Canada and the United States where amounts shown are after royalties.

   At year-end 2001, Marathon was producing crude oil and/or natural gas in seven countries, including the United States. Marathon's worldwide liquid hydrocarbon production, including Marathon's proportionate share of equity investees' production, increased one percent over 2000 levels. Marathon's 2001 worldwide sales of natural gas production, including Marathon's proportionate share of equity investees' production, increased approximately three percent from 2000. In addition to sales of 441 net mmcfd of international natural gas production, Marathon sold 8 net mmcfd of natural gas acquired for injection and resale during 2001. In total, Marathon's 2001 worldwide production averaged 421,000 BOE per day. In 2002, Marathon's worldwide production is expected to average 430,000 BOE per day.

   The above projection of 2002 worldwide liquid hydrocarbon production and natural gas volumes is a forward-looking statement. Some factors that could potentially affect timing and levels of production include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, reserve estimates, reserve replacement rates, production decline rates of mature fields, timing of commencing production from new wells, drilling rig availability, future acquisitions of producing properties, and other geological, operating and economic considerations. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statement.

United States

   Including Marathon's proportionate share of equity investee production, approximately 65 percent of Marathon's 2001 worldwide liquid hydrocarbon production, and 63 percent of its worldwide natural gas production were from domestic operations. Marathon's principal domestic producing areas are located in the U.S. Gulf of Mexico and the states of Alaska, New Mexico, Oklahoma, Texas and Wyoming. Marathon's ongoing domestic growth strategy is to apply its technical expertise in fields with undeveloped potential, to dispose of interests in non-core properties with limited upside potential and high production costs, and to acquire significant working interests in properties with high development potential.

   Gulf of Mexico - During 2001, Marathon's Gulf of Mexico production averaged 71,600 net bpd of liquid hydrocarbons and 112 net mmcfd of natural gas, representing 53 percent and 14 percent of Marathon's total U.S. liquid hydrocarbon and natural gas production, respectively. Liquid hydrocarbon and natural gas production increased by 10,000 net bpd and by 24 net mmcfd, respectively, from the prior year, mainly due to the ramp up and full year's production from Viosca Knoll 786 (Petronius) and the addition of Ursa which Marathon acquired in the December 2000 Sakhalin Energy exchange with Shell. At year-end 2001, Marathon held working interests in 9 producing fields and 17 platforms, of which 7 platforms are operated by Marathon.

   Production from Marathon's interests in the deepwater Gulf accounted for approximately 93 percent of total Gulf of Mexico production in 2001. Major components of Marathon's deepwater portfolio include the Marathon-operated Ewing Bank 873, 917, and 963 and the co-venturer operated Green Canyon 244 and Viosca Knoll 786.

   Alaska - Marathon's production from Alaska averaged 179 net mmcfd of natural gas in 2001, compared with 160 net mmcfd in 2000. Marathon's primary focus in Alaska is the expansion of its natural gas business through exploration, development and marketing.

   New Mexico - Production in New Mexico, primarily from the Indian Basin field, averaged 15,000 net bpd and 150 net mmcfd in 2001, compared with 12,600 net bpd and 121 net mmcfd in 2000. The increase in gas production was primarily due to ongoing development of the eastern area of the Indian Basin field and was preceded by the expansion in 2000 of Marathon's Indian Basin Gas Plant.

   Oklahoma - Gas production for 2001 averaged 124 net mmcfd, representing 16 percent of Marathon's total U.S. gas production, compared with 151 net mmcfd in 2000. The decrease in gas production was primarily due to the decline in Knox Morrow production.

   Texas - Onshore production for 2001 averaged 17,400 net bpd of liquid hydrocarbons and 111 net mmcfd of natural gas, representing 13 percent of Marathon's total U.S. liquid hydrocarbon and 14 percent of natural gas production. Liquid production volumes decreased by 6,000 net bpd from 2000 levels, and gas volumes decreased by 21 net mmcfd from 2000 levels. The volume decreases were mainly due to natural decline and reduced net volumes from the Yates field due to the contribution of Yates assets to the MKM joint venture.

   Wyoming - Liquid hydrocarbon production for 2001 averaged 24,600 net bpd, representing 18 percent of Marathon's total U.S. liquid hydrocarbon production. Average gas production increased to 90 net mmcfd in 2001 compared to 45 net mmcfd in 2000, as a result of the Pennaco acquisition.

International

   Marathon holds interests in liquid hydrocarbon and/or natural gas production in the U.K. North Sea, the U.K. Atlantic Margin, the Irish Celtic Sea, the Norwegian North Sea, Canada and Gabon. In addition, Marathon has interests through an equity investee in the Netherlands North Sea and recently completed an acquisition of interests in Equatorial Guinea, West Africa.

   U.K. North Sea - Production from the Brae area averaged 21,700 net bpd of liquid hydrocarbons in 2001, compared with 26,500 net bpd in 2000. The decrease is mainly within the Central and East Brae fields, reflecting field decline.

   The Brae A platform and facilities act as the host for the underlying South Brae field, adjacent Central Brae field and West Brae/Sedgwick fields. The North Brae field, which is produced via the Brae B platform, and the East Brae field are gas condensate fields. These fields are produced using the gas cycling technique, whereby gas is injected into the reservoir for pressure maintenance, improved sweep efficiency and increased condensate liquid recovery. Although partial cycling continues, the majority of North Brae gas is being transferred to the East Brae reservoir for pressure maintenance and sales.

   The strategic location of the Brae A, Brae B and East Brae platforms and pipeline infrastructure has generated significant third-party processing and transportation business since 1986. Currently, there are 14 agreements with third-party fields contracted to use the Brae system. In addition to generating processing and pipeline tariff revenue, this third-party business also has a favorable impact on Brae area operations by optimizing infrastructure usage and extending the economic life of the facilities.

   Marathon owns a 41.6 percent interest in the Brae group which owns a 50 percent interest in the Scottish Area Gas Evacuation ("SAGE") system. The other 50 percent is owned by the Beryl group, which operates the system. The SAGE system provides pipeline transportation and onshore processing for Brae-area gas and has a total wet gas capacity of approximately 1.0 bcfd. Pipelines connect the Brae, Britannia, Beryl and Scott fields to the SAGE gas processing terminal at St. Fergus in northeast Scotland.

   Marathon's total United Kingdom gas sales from all sources averaged 242 net mmcfd in 2001, compared with 223 net mmcfd in 2000. Of these totals, 234 mmcfd and 212 mmcfd was Brae-area gas in 2001 and 2000, respectively, and 8 mmcfd and 11 mmcfd was gas acquired for injection and subsequent resale in 2001 and 2000, respectively.

   U.K. Atlantic Margin - Production from the Foinaven fields averaged 24,300 net bpd of liquid hydrocarbons in 2001.

   Ireland - Marathon holds a 100 percent working interest in the Kinsale Head, Ballycotton and Southwest Kinsale fields in the Irish Celtic Sea. Natural gas sales were 79 net mmcfd in 2001, compared with 115 net mmcfd in 2000. This reduction is due to natural field declines and changes to the production profile of the Southwest Kinsale field. The Southwest Kinsale field has been converted to a gas storage reservoir, where gas is injected in the summer and produced to meet peak demand in the winter.

   Norway - In the Norwegian North Sea, Marathon holds a 23.8 percent working interest in the Heimdal field. Production of the remaining remnant gas from Heimdal commenced in August 2001 with sales of 5 net mmcfd. Marathon also holds a 46.904 percent working interest in the Vale field. The Vale single well sub-sea development will be tied back to the Heimdal platform, with first production expected early 2002.

   Canada - Production in Canada averaged 11,000 bpd and 123 mmcfd in 2001, compared with 18,400 bpd and 143 mmcfd in 2000. During 2001, Marathon executed a strategic plan to rationalize operations in Western Canada. As a result, Marathon disposed of a significant number of non-core conventional oil and gas properties as well as all heavy oil assets, equating to approximately 127 million BOE of net remaining proved reserves. Annualized production sold approximated 9,800 net bpd and 30 net mmcfd.

   Gabon - Production in Gabon averaged 16,000 net bpd of liquid hydrocarbons in 2001, compared with 15,800 net bpd in 2000. This increase reflected a full year of production from the Cap Lopez formation of the Tchatamba South field, which began production in December 2000, and a full year of production from the Tchatamba West field, which began production in November 2000. These additions were partially offset by a reduction in Marathon's net share of gross production, based on the payout terms of the production sharing contract with Gabonese authorities.

   Netherlands - Marathon's 50 percent equity interest in CLAM provides a 5 percent entitlement in the production from 25 gas fields, which provided sales of 31 net mmcfd of natural gas in 2001, compared with 29 net mmcfd in 2000.

   The following tables set forth productive wells and service wells for each of the last three years and drilling wells as of December 31, 2001.

Gross and Net Wells

2001                                Productive Wells(a)
----                              ------------------------
                                                             Service   Drilling
                                      Oil          Gas      Wells(b)   Wells(c)
                                  ------------ ----------- ----------- ---------
                                  Gross   Net  Gross  Net  Gross  Net  Gross Net
--------------------------------------------------------------------------------
United States....................  6,550 2,415 4,828 2,935 2,852   856   25   18
Europe...........................     53    20    63    35    27     8    3    1
Other International..............    508   251 1,352   986    52    25    3    1
                                  ------ ----- ----- ----- ----- -----  ---  ---
  Total Consolidated.............  7,111 2,686 6,243 3,956 2,931   889   31   20
Equity Investees(d)..............  2,002   609    83     4 1,142   243    1    0
                                  ------ ----- ----- ----- ----- -----  ---  ---
WORLDWIDE........................  9,113 3,295 6,326 3,960 4,073 1,132   32   20
                                  ====== ===== ===== ===== ===== =====  ===  ===

2000(e)                               Productive Wells(a)
-------                           ------------------------
                                                             Service
                                      Oil          Gas      Wells(b)
                                  ------------ ----------- -----------
                                  Gross   Net  Gross  Net  Gross  Net
United States....................  8,013 3,113 2,526 1,275 3,103   976
Europe...........................     54    18    66    34    25     9
Other International..............    927   665 1,450 1,084   136   109
                                  ------ ----- ----- ----- ----- -----
  Total Consolidated.............  8,994 3,796 4,042 2,393 3,264 1,094
Equity Investee(d)...............     -     -     85     5    -     -
                                  ------ ----- ----- ----- ----- -----
WORLDWIDE........................  8,994 3,796 4,127 2,398 3,264 1,094
                                  ====== ===== ===== ===== ===== =====

1999                                Productive Wells(a)
----                              ------------------------
                                                             Service
                                      Oil          Gas      Wells(b)
                                  ------------ ----------- -----------
                                  Gross   Net  Gross  Net  Gross  Net
United States....................  8,654 3,205 3,122 1,396 3,617 1,056
Europe...........................     36    14    65    33    18     7
Other International..............  1,590   754 1,746 1,214   461   133
                                  ------ ----- ----- ----- ----- -----
  Total Consolidated............. 10,280 3,973 4,933 2,643 4,096 1,196
Equity Investees(d)..............      5     2    83     4     1    -
                                  ------ ----- ----- ----- ----- -----
WORLDWIDE........................ 10,285 3,975 5,016 2,647 4,097 1,196
--------------------------------------------------------------------------------

(a) Includes active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 442, 469 and 478 in 2001, 2000 and 1999, respectively. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b) Consist of injection, water supply and disposal wells.
(c) Consist of exploratory and development wells.
(d) Represents MKM and CLAM in 2001, CLAM in 2000 and CLAM and Sakhalin Energy in 1999.
(e) Certain amounts have been restated.

Refining, Marketing and Transportation

   Refining, Marketing and Transportation ("RM&T") operations are primarily conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. Marathon holds a 62 percent interest in MAP and Ashland Inc. holds the remaining 38 percent interest.

Refining

   MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per day. The table below sets forth the location and daily throughput capacity of each of MAP's refineries as of December 31, 2001:

               In-Use Refining Capacity
               (Barrels per Day)

               Garyville, LA............... 232,000
               Catlettsburg, KY............ 222,000
               Robinson, IL................ 192,000
               Detroit, MI.................  74,000
               Canton, OH..................  73,000
               Texas City, TX..............  72,000
               St. Paul Park, MN...........  70,000
                                            -------
               TOTAL....................... 935,000
                                            =======

   MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline. MAP's refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha may be moved from Texas City and Catlettsburg to Robinson where excess reforming capacity is available, gas oil may be moved from Robinson to Detroit and Catlettsburg where excess fluid catalytic cracking unit capacity is available, and light cycle oil may be moved from Texas City to Robinson where excess desulfurization capacity is available.

   MAP also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts. MAP manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries. Additionally, MAP manufactures aromatics, aliphatic hydrocarbons, cumene, base lube oil, polymer grade propylene and slack wax.

   During 2001, MAP's refineries processed 929,000 bpd of crude oil and 143,000 bpd of other charge and blend stocks. The following table sets forth MAP's refinery production by product group for each of the last three years:

Refined Product Yields

(Thousands of Barrels per Day)                                 2001  2000  1999
--------------------------------------------------------------------------------
Gasoline......................................................   581   552   566
Distillates...................................................   286   278   261
Propane.......................................................    22    20    22
Feedstocks & Special Products.................................    69    74    66
Heavy Fuel Oil................................................    39    43    43
Asphalt.......................................................    76    74    69
                                                               ----- ----- -----
TOTAL......................................................... 1,073 1,041 1,027
                                                               ===== ===== =====

   Planned maintenance activities requiring temporary shutdown of certain refinery operating units ("turnarounds") are periodically performed at each refinery. MAP completed a major turnaround at its Detroit refinery in 2001.

   The Garyville, Louisiana coker unit project achieved mechanical completion in October 2001 and was operating at full production capacity by mid-December 2001. This unit allows for the use of heavier, lower-cost crude and reduces the production of heavy fuel oil. To supply this new unit, MAP entered into a multi-year contract with P.M.I. Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos ("PEMEX"), to purchase approximately 90,000 bpd of heavy Mayan crude oil.


Marketing

   In 2001, MAP's refined product sales volumes (excluding matching buy/sell transactions) totaled 19.3 billion gallons (1,259,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest, the upper Great Plains and the Southeast, and sales in the spot market, accounted for about 65 percent of MAP's refined product sales volumes in 2001. Approximately 47 percent of MAP's gasoline volumes and 82 percent of its distillate volumes were sold on a wholesale or spot market basis to independent unbranded customers or other wholesalers in 2001.

   MAP markets asphalt through owned and leased terminals throughout the Midwest and Southeast. The MAP customer base includes approximately 900 asphalt paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers.

   The following table sets forth the volume of MAP's consolidated refined product sales by product group for each of the last three years:

Refined Product Sales

(Thousands of Barrels per Day)                                 2001  2000  1999
--------------------------------------------------------------------------------
Gasoline......................................................   748   746   714
Distillates...................................................   345   352   331
Propane.......................................................    21    21    23
Feedstocks & Special Products.................................    71    69    66
Heavy Fuel Oil................................................    41    43    43
Asphalt.......................................................    78    75    74
                                                               ----- ----- -----
TOTAL......................................................... 1,304 1,306 1,251
                                                               ===== ===== =====
Matching Buy/Sell Volumes included in above...................    45    52    45

   MAP sells reformulated gasoline in parts of its marketing territory, primarily Chicago, Illinois; Louisville, Kentucky; Northern Kentucky; and Milwaukee, Wisconsin. MAP also markets low-vapor-pressure gasoline in nine states.

   As of December 31, 2001, MAP supplied petroleum products to about 3,800 Marathon and Ashland branded retail outlets located primarily in Michigan, Ohio, Indiana, Kentucky and Illinois. Branded retail outlets are also located in Florida, West Virginia, Georgia, Wisconsin, Minnesota, Tennessee, Virginia, Pennsylvania, North Carolina, South Carolina and Alabama.

   In 2001, retail sales of gasoline and diesel fuel were also made through company-operated outlets by a wholly owned MAP subsidiary, Speedway SuperAmerica LLC ("SSA"). As of December 31, 2001, this subsidiary had 2,104 retail outlets in 16 states which sold petroleum products and convenience-store merchandise and services, primarily under the brand names "Speedway" and "SuperAmerica". Excluding the travel centers contributed to Pilot Travel Centers LLC, as described below, SSA's revenues from the sale of convenience-store merchandise totaled $2.3 billion in 2001, compared with $2.2 billion in 2000. Profit levels from the sale of such merchandise and services tend to be less volatile than profit levels from the retail sale of gasoline and diesel fuel.

   Effective September 1, 2001, MAP and Pilot Corporation ("Pilot") completed a transaction to form Pilot Travel Centers LLC ("PTC"), which combined SSA's and Pilot's travel centers. Pilot and MAP each own a 50 percent interest in PTC. PTC is the largest operator of travel centers in the United States with about 230 locations in 35 states. The travel centers offer diesel fuel, gasoline and a variety of other services, including on-premises brand-name restaurants. PTC provides MAP with the opportunity to participate in the travel center business on a nationwide basis.

Supply and Transportation

   MAP obtains the crude oil it processes from negotiated contracts and spot purchases or exchanges. In 2001, MAP's net purchases of U.S. crude oil for refinery input averaged 403,000 bpd, including 28,000 bpd from Marathon. In 2001, 57 percent or 526,000 bpd of the crude oil processed by MAP's refineries was from foreign sources, including approximately 303,000 bpd from the Middle East. This crude was acquired from various foreign national oil companies, producing companies and traders.

   MAP operates a system of pipelines and terminals to provide crude oil to its refineries and refined products to its marketing areas. At December 31, 2001, MAP owned, leased or had an ownership interest in approximately 3,450 miles of crude oil trunk lines and 2,847 miles of products trunk lines. MAP owned a 46.7 percent interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater oil port, located 18 miles off the coast of Louisiana; a 49.9 percent interest in LOCAP LLC ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP and the Capline system; and a 37.2 percent interest in the Capline system, a large diameter crude oil pipeline extending from St. James, Louisiana to Patoka, Illinois.

   MAP also has a 33.3 percent ownership interest in Minnesota Pipe Line Company, which operates a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota, refinery.

   MAP has a 33.3 percent ownership interest in Centennial Pipeline LLC, a limited liability company formed to develop an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. In March 2001, the Federal Energy Regulatory Commission approved the abandonment of a 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana to Bourbon, Illinois, from natural gas service, thereby allowing conversion to refined products service by Centennial Pipeline LLC. Also as part of the project, a two million barrel terminal storage facility has been constructed and a new 74-mile, 24-inch diameter pipeline extending from Beaumont, Texas, to Longville, Louisiana has been built. Marathon Ashland Pipe Line LLC has been designated operator of the pipeline. The Centennial Pipeline system will connect with existing MAP transportation assets and other common carrier lines. It is expected to be operational in the first quarter of 2002.

   A MAP subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company, and the pipeline will be an interstate common carrier pipeline. The pipeline is currently known as Cardinal Products Pipe Line and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. As of December 2001, ORPL had secured all of the rights-of-way required to build the pipeline. Applications for the remaining construction permits have been filed. Construction is currently planned for summer 2002 pending receipt of permits, with start-up of the pipeline to follow in first half 2003.

   MAP's 88 light product and asphalt terminals are strategically located throughout the Midwest, upper Great Plains and Southeast. These facilities are supplied by a combination of pipelines, barges, rail cars and/or trucks.

   MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries and the Intercoastal Waterway. MAP also leases and owns rail cars in various sizes and capacities for movement and storage of petroleum products and a large number of tractors, tank trailers and general service trucks.

   The above RM&T discussions include forward-looking statements concerning anticipated pipeline projects. Some factors that could potentially cause actual results to differ materially from present expectations include (among others) price of petroleum products, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions and regulatory approval constraints. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those presently anticipated.

Other Energy Related Businesses

Natural Gas and Crude Oil Marketing and Transportation

   Marathon owns an interest in the following pipeline systems that were not contributed to MAP: Marathon has a 29 percent interest in Odyssey Pipeline LLC and a 28 percent interest in Poseidon Oil Pipeline Company, LLC, both Gulf of Mexico crude oil pipeline systems. Marathon has a 24 percent interest in Nautilus Pipeline Company, LLC and a 24 percent interest in Manta Ray Offshore Gathering Company, LLC, both Gulf of Mexico natural gas pipeline systems. Marathon has a 17 percent interest in Explorer Pipeline Company and a 2.5 percent interest in Colonial Pipeline Company, both light product pipeline systems extending from the Gulf of Mexico to the Midwest and East Coast, respectively.

   Marathon has a 30 percent ownership in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport liquefied natural gas ("LNG") to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon's natural gas production in the Cook Inlet. From the first production in 1969, the LNG has been sold under a long-term contract with two of Japan's largest utility companies. Marathon has a 30 percent participation in this contract, which has been extended to continue through March 31, 2009. LNG deliveries totaled 66.5 gross bcf (20 net bcf) in 2001, up slightly from 2000.

   Marathon has a 34 percent ownership interest in the Neptune natural gas processing plant located in St. Mary Parish, Louisiana, which commenced operations on March 20, 2000. The plant has the capacity to process 300 mmcfd of natural gas, which is transported on the Nautilus pipeline system.

   In addition to the sale of its own oil and natural gas production, Marathon purchases oil and gas from third-party producers and marketers for resale.

Power Generation

   Marathon, through its wholly owned subsidiary, Marathon Power Company, Ltd., pursues development, construction, ownership and operation of integrated gas and electric power projects in the global electrical power market.

Competition and Market Conditions

   Strong competition exists in all sectors of the oil and gas industry and, in particular, in the exploration and development of new reserves. Marathon competes with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and other properties, for the equipment and labor required to develop and operate those properties and in the marketing of oil and natural gas to end-users. Many of Marathon's competitors have financial and other resources substantially greater than those available to Marathon. As a consequence, Marathon may be at a competitive disadvantage in bidding for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Marathon also competes with its competitors in attracting and retaining personnel, including geologist, geophysicists and other specialists. Based on industry sources, Marathon believes it currently ranks eighth among U.S.-based petroleum corporations on the basis of 2000 worldwide liquid hydrocarbon and natural gas production.

   Marathon through MAP must also compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks sixth among U.S. petroleum companies on the basis of crude oil refining capacity as of January 1, 2002. MAP competes in four distinct markets - wholesale, spot, branded and retail distribution--for the sale of refined products and believes it competes with about 50 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; about 84 companies in the sale of petroleum products in the spot market; 12 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 600 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through SSA's retail outlets. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other merchandise and services. Some locations also have on-premises brand-name restaurants such as Subway(TM) and Taco Bell(TM).

   Marathon's operating results are affected by price changes in crude oil, natural gas and petroleum products, as well as changes in competitive conditions in the markets it serves. Generally, results from production operations benefit from higher crude oil and natural gas prices while refining and marketing margins may be adversely affected by crude oil price increases. Market conditions in the oil and gas industry are cyclical and subject to global economic and political events.

Employees

   Marathon had 30,671 active employees as of December 31, 2001, including 27,698 MAP employees. Of the total number of MAP employees, 21,223 were employees of Speedway SuperAmerica LLC, most of whom were employees at retail marketing outlets.

   Certain hourly employees at the Catlettsburg and Canton refineries are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union under labor agreements that expired on January 31, 2002. Negotiations are underway on new collective bargaining agreements. Certain hourly employees at the Texas City refinery are represented by the same union under a labor agreement that is scheduled to expire on March 31, 2002. Certain hourly employees at the St. Paul Park and Detroit refineries are represented by the International Brotherhood of Teamsters under labor agreements that are scheduled to expire on May 31, 2002 and January 31, 2003, respectively.

Properties

   The location and general character of the principal oil and gas properties, refineries and gas plants, pipeline systems and other important physical properties of Marathon are described above. Except for oil and gas producing properties, which generally are leased, or as otherwise stated, such properties are held in fee. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. At the date of acquisition of important properties, titles were examined and opinions of counsel obtained, but no title examination has been made specifically for the purpose of this document. The properties classified as owned in fee generally have been held for many years without any material unfavorably adjudicated claim.

   The basis for estimating oil and gas reserves is set forth in "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves" on pages F-36 and F-37.

   Unless otherwise indicated, all reserves shown are as of December 31, 2001.

Property, Plant and Equipment Additions

   For property, plant and equipment additions, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures" on page 37.

Environmental Matters

   Marathon maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of Marathon's Board of Directors. Marathon's Health, Environment and Safety organization has the responsibility to ensure that Marathon's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Health, Environment and Safety Management Committee, which is comprised of officers of Marathon, is charged with reviewing its overall performance with various environmental compliance programs. Marathon has also formed an Emergency Management Team, composed of senior management, which will oversee the response to any major emergency environmental incident involving Marathon or any of its properties.

   Marathon's businesses are subject to numerous laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 ("OPA-90") with respect to oil pollution and response. In addition, many states where Marathon operates have similar laws dealing with the same matters. These laws and their associated regulations are subject to frequent change and many of them have become more stringent. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on Marathon for the conduct of others or conditions others have caused, or for Marathon's acts that complied with all applicable requirements when we performed them. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable, due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been finalized or, in some instances, are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA, new water quality standards and stricter fuel regulations, could result in increased capital, operating and compliance costs.

   For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Environmental Matters, Litigation and
Contingencies" on page 40 and "Legal Proceedings" on page 26.

   Marathon has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures are not ultimately reflected in the prices of Marathon's products and services, Marathon's operating results will be adversely affected. Marathon believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil or refined products.

   In connection with government inspections at some of its refineries, MAP has received a number of notices of violations of environmental laws from the U.S. Environmental Protection Agency (the "EPA") and state environmental agencies. In some cases, MAP has entered into consent decrees or orders that require it to pay fines or install pollution controls to settle its alleged liability. For example, MAP agreed to settle alleged violations of several environmental laws, including New Source Review regulations, with a consent decree signed on May 11, 2001. The agreement requires MAP to complete certain agreed upon environmental control programs over an eight-year period. The current estimated cost to complete these programs is approximately $300 million in expenditures over the next seven years. The agreement also requires MAP to perform supplemental environmental projects which are expected to cost approximately $8 million. These supplemental environmental projects are being undertaken as part of this settlement of an enforcement action for alleged CAA violations. In addition, MAP paid a $3.8 million penalty in 2001.

Air

   Of particular significance to MAP are new EPA regulations that require substantially reduced sulfur levels in the manufacture of gasoline and diesel fuel. Marathon estimates that MAP's combined capital costs to achieve compliance with these rules could amount to approximately $700 million between 2002 and 2006. Some factors that could potentially affect MAP's gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, further refinement of preliminary engineering studies and project scopes and unforeseen hazards.

   In July 1997, the EPA promulgated more stringent revisions to the National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter. These revisions had been vacated by the Court of Appeals for the District of Columbia and remanded to the EPA for further action. The EPA sought review of the matter by the United States Supreme Court, and the Supreme Court heard the case in the fall of 2000. On February 27, 2001, the Supreme Court affirmed in part, reversed in part and remanded the case to the EPA to develop a reasonable interpretation of the nonattainment implementation provisions insofar as they relate to the revised ozone NAAQS. On remand, the EPA stood firm on the ozone standard, but another part of this case remains with the D.C. Circuit Court of Appeals for further determination. Additionally, in 1998, the EPA published a nitrogen oxide ("NOx") State Implementation Plan ("SIP") call, which would require some 22 states, including many states where Marathon has operations, to revise their SIPs to reduce NOx emissions. In December 1999, the EPA granted a petition from several northeastern states requesting that stricter NOx standards be adopted by midwestern states, including several states where Marathon has refineries. The impact of the revised NAAQS and NOx standards could be significant to Marathon, but the potential financial effects cannot be reasonably estimated until the EPA takes further action on the revised ozone NAAQS (along with any further judicial review) and the states, as necessary, develop and implement revised SIPs in response to the revised NAAQS and NOx standards.

Water

   Marathon maintains numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and has implemented systems to oversee its compliance efforts. In addition, Marathon is regulated under OPA-90, which amended the CWA. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of such releases OPA-90 requires responsible companies to pay resulting removal costs and damages, provides for substantial civil penalties and imposes criminal sanctions for violations of its provisions.

   Additionally, OPA-90 requires that new tank vessels entering or operating in domestic waters be double-hulled and that existing tank vessels that are not double-hulled be retrofitted or removed from domestic service, according to a phase-out schedule. Most of the barges used in MAP's river transportation operations meet the double-hulled requirements of OPA-90. Single-hulled barges owned and operated by MAP are in the process of being phased out. Displaced single-hulled barges will be divested or recycled into docks or floats within MAP's system.

   Marathon operates facilities at which spills of oil and hazardous substances could occur. Several coastal states in which Marathon operates have passed state laws similar to OPA-90, but with expanded liability provisions, including provisions for cargo owner responsibility as well as ship owner and operator responsibility. Marathon has implemented emergency oil response plans for all of its components and facilities covered by OPA-90.

Solid Waste

   Marathon continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks ("USTs") containing regulated substances. Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance with this statute cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined.

Remediation

   Marathon operates certain retail outlets where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states, which administer their own UST programs. Marathon's obligation to remediate such contamination varies, depending on the extent of the releases and the stringency of the laws and regulations of the states in which it operates. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement fund once the applicable deductible has been satisfied. Accruals for remediation expenses and associated reimbursements are established for sites where contamination has been determined to exist and the amount of associated costs is reasonably determinable.

   As a general rule, Marathon and Ashland retained responsibility for certain remediation costs arising out of the prior ownership and operation of businesses transferred to MAP. Such continuing responsibility, in certain situations, may be subject to threshold or sunset agreements, which gradually diminish this responsibility over time.

Item 3. Legal Proceedings

   Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are included below in this discussion. The ultimate resolution of these contingencies could, individually or in the aggregate, be material. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

Natural Gas Royalty Litigation

   Marathon was served in two qui tam cases, which allege that federal and Indian lessees violated the False Claims Act with respect to the reporting and payment of royalties on natural gas and natural gas liquids. The first case, U.S. ex rel Jack J. Grynberg v. Alaska Pipeline Co., et al. is primarily a gas measurement case, and the second case, U.S. ex rel Harrold e. Wright v Agip Petroleum Co. et al, is primarily a gas valuation case. These cases assert that false claims have been filed by lessees and that penalties, damages and interest total more than $25 billion. The Department of Justice has announced that it would intervene or has reserved judgment on whether to intervene against specified oil and gas companies and also announced that it would not intervene against certain other defendants including Marathon. In July 2001, the court in the consolidated proceeding denied defendants' motions to dismiss. Marathon intends to vigorously defend these cases.

Cajun Express Arbitration

   Marathon canceled the Cajun Express rig contract on July 5, 2001 for persistent non-performance. Transocean Sedco Forex Inc. gave notice of its demand for arbitration on July 19, 2001 in which it sought net lost revenue of an unspecified amount. The contract may have generated $90 million dollars in gross revenues over the remainder of the 18 month period. Arbitration is scheduled for May 13, 2002 in Houston, Texas before one arbitrator applying the American Arbitration Association commercial rules. Marathon believes it properly canceled the contract and intends to vigorously defend against this claim.

Environmental Proceedings

   The following is a summary of proceedings involving Marathon that were pending or contemplated as of December 31, 2001, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under Item 3. "Legal Proceedings" above takes such matters into account.

   Claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of various factors including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, Marathon is unable to reasonably estimate its ultimate cost of compliance with CERCLA.

   Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects are forward-looking statements. These forward-looking statements are based on certain assumptions including, but not limited to, the factors provided in the preceding paragraph. To the extent that these assumptions prove to be inaccurate, future spending for, or timing of completion of environmental projects may differ materially from those stated in the forward-looking statements.

   At December 31, 2001, Marathon had been identified as a PRP at a total of 13 CERCLA waste sites. Based on currently available information, which is in many cases preliminary and incomplete, Marathon believes that its liability for cleanup and remediation costs in connection with all but one of these sites will be under $1 million per site, and most will be under $100,000. Marathon believes that its liability for cleanup and remediation costs in connection with the one remaining site will be under $4 million.

   In addition, there are three sites where Marathon has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

   There are also 114 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 13 were associated with properties conveyed to MAP by Ashland which have retained liability for all costs associated with remediation. Based on currently available information, which is in many cases preliminary and incomplete, Marathon believes that its liability for cleanup and remediation costs in connection with 18 of these sites will be under $100,000 per site, 32 sites have potential costs between $100,000 and $1 million per site, 12 sites may involve remediation costs between $1 million and $5 million per site and 7 sites have incurred remediation costs of more than $5 million per site. Of the 7 sites, only 1 site as described in the following paragraph has future costs that are estimated to exceed $5 million. There are 32 sites with insufficient information to estimate any remediation costs.

   There is one site that involves a remediation program in cooperation with the Michigan Department of Environmental Quality at a closed and dismantled refinery site located near Muskegon, Michigan. During the next 10 to 20 years, Marathon anticipates spending less than $7 million at this site. Expenditures in 2002 are expected to be approximately $500,000. Additionally, negotiations are taking place with the Michigan Department of Environmental Quality to eventually perform a risk-based closure on this site.

   In May 2001, Marathon and MAP settled, in a consent decree, EPA allegations that the Robinson refinery did not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the CAA. The government had alleged in a federal court lawsuit that the refinery's Total Annual Benzene releases exceeded the limitation of 10 megagrams per year, and as a result, the refinery was in violation of the benzene waste emission control, record keeping, and reporting requirements. The consent decree was approved by the court on July 26, 2001 and requires Marathon and MAP to pay a combined $1.6 million civil penalty and install various controls and other improvements. Marathon and MAP were also required to perform $125,000 in supplemental environmental projects, with these projects undertaken in connection with the settlement of an enforcement action undertaken by the United States.

   In 1998, the EPA conducted multi-media inspections of MAP's Detroit and Robinson refineries, covering compliance with the CAA, the CWA, reporting obligations under the Emergency Planning and Community Right to Know Act, CERCLA and the handling of process waste. The EPA served a number of Notices of Violation ("NOV") and Findings of Violation as a result of these inspections, but these allegations were resolved as part of the New Source Review consent decree which MAP agreed to on May 11, 2001. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP's refineries over approximately an eight year period. The current estimated cost to complete these programs is approximately $300 million in expenditures over the next seven years. MAP is also committed to the performance of about $8 million in supplemental environmental projects and has paid an aggregate civil penalty in 2001 of $3.8 million, as part of this settlement of an enforcement action for alleged CAA violations. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions. The court approved this consent decree on August 28, 2001.

   In 2000, the Kentucky Natural Resources and Environmental Cabinet ("Cabinet") sent Catlettsburg Refining, LLC a NOV seeking a $150,000 civil penalty for a tank rupture and spill at the Catlettsburg refinery. This matter is pending.

   In 2000, the Kentucky Natural Resources and Environmental Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. MAP has settled this NOV in the form of an Agreed-to Administrative Order which was finalized and entered in January 2002 and required payment of a $170,000 penalty and reimbursement of past response costs up to $131,000.

Item 4. Submission of Matters to a Vote of Security Holders

   A description of the matters voted upon by the stockholders of USX Corporation at an October 25, 2001 special meeting was reported in USX Corporation's Form 10-Q for the quarter ended September 30, 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The principal market on which the Company's common stock is traded is the New York Stock Exchange. Information concerning the high and low sales prices for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Selected Quarterly Financial Data (Unaudited)" on page F-33.

   As of January 31, 2002, there were 69,264 registered holders of Marathon common stock.

   The Board of Directors intends to declare and pay dividends on Marathon common stock based on the financial condition and results of operations of Marathon Oil Corporation, although it has no obligation under Delaware law or the Restated Certificate of Incorporation to do so. In determining its dividend policy with respect to Marathon common stock, the Board will rely on the financial statements of Marathon. Dividends on Marathon common stock are limited to legally available funds of Marathon.

Item 6. Selected Financial Data(a)

Dollars in millions (except per
share data)                          2001     2000     1999     1998     1997
--------------------------------------------------------------------------------
Statement of Income Data:
 Total revenues and other
  income(b).......................  $33,066  $33,799  $23,666  $21,602  $15,670
 Cost of revenues (excludes items
  shown below)....................   23,255   25,417   16,612   14,609   10,217
 Selling, general and
  administrative expenses.........      726      643      498      519      379
 Depreciation, depletion and
  amortization....................    1,236    1,245      950      941      664
 Taxes other than income taxes....    4,679    4,626    4,218    4,029    3,030
 Exploration expenses.............      144      238      238      313      188
 Inventory market valuation
  charges (credits)...............       72       -      (551)     267      284
                                    -------  -------  -------  -------  -------
 Income from operations...........    2,954    1,630    1,701      924      908
 Net interest and other financial
  costs...........................      173      236      288      237      260
 Minority interest in income of
  Marathon
  Ashland Petroleum LLC...........      704      498      447      249       -
                                    -------  -------  -------  -------  -------
  Income from continuing
   operations before income
   taxes..........................    2,077      896      966      438      648
 Provision for income taxes.......      759      476      320      137      207
  Income from continuing
   operations.....................    1,318      420      646      301      441
  Income (loss) from discontinued
   operations.....................     (169)      (9)      59      373      547
  Loss on disposition of United
   States Steel Corporation.......     (984)      -        -        -        -
                                    -------  -------  -------  -------  -------
  Income before extraordinary
   losses and cumulative effect of
   change in accounting
   principle......................      165      411      705      674      988
 Extraordinary losses.............       -        -        (7)      -        -
 Cumulative effect of change in
  accounting principle............       (8)      -        -        -        -
                                    -------  -------  -------  -------  -------
  Net income......................  $   157  $   411  $   698  $   674  $   988
--------------------------------------------------------------------------------
 Segment Income From Operations:
 Exploration and production:
  Domestic........................  $ 1,124  $ 1,111  $   494  $   190  $   500
  International...................      297      420      124       88      273
 Refining, marketing and
  transportation..................    1,914    1,273      611      896      563
 Other energy related business....       60       42       61       33       48
                                    -------  -------  -------  -------  -------
  Segment income from operations..    3,395    2,846    1,290    1,207    1,384
 Items not allocated to segments..     (441)  (1,216)     411     (283)    (476)
                                    -------  -------  -------  -------  -------
  Income from operations..........  $ 2,954  $ 1,630  $ 1,701  $   924  $   908
--------------------------------------------------------------------------------
 Earnings Per Share
 Common Stock
  Income from continuing
   operations
  Basic...........................  $  4.26  $  1.35  $  2.09  $  1.03  $  1.53
  Diluted.........................  $  4.26  $  1.35  $  2.09  $  1.02  $  1.52
  Net Income
  Basic...........................  $  1.22  $  1.39  $  2.11  $  1.06  $  1.59
  Diluted.........................  $  1.22  $  1.39  $  2.11  $  1.05  $  1.58
  Dividends paid per share........  $   .92  $   .88  $   .84  $   .84  $   .76
  Shares of common stock
   outstanding (thousands)
  Basic...........................  309,150  311,531  309,696  292,876  288,038
  Diluted.........................  309,510  311,761  310,010  293,435  290,520
 Steel Stock
  Income/(loss) from discontinued
   operations
  Basic...........................  $ (1.90) $  (.10) $   .67  $  4.16  $  6.35
  Diluted.........................  $ (1.90) $  (.10) $   .67  $  4.02  $  5.89
  Net Income/(loss)
  Basic...........................  $ (2.73) $  (.33) $   .40  $  4.05  $  5.24
  Diluted.........................  $ (2.74) $  (.33) $   .40  $  3.92  $  4.88
  Dividends paid per share........  $   .55  $  1.00  $  1.00  $  1.00  $  1.00
  Shares of common stock
   outstanding (thousands)
  Basic...........................   89,058   88,613   88,392   87,508   85,672
  Diluted.........................   89,058   88,613   88,396   94,943   94,203

--------------------------------------------------------------------------------
(a) Historical data has been restated to reflect the effect of the separation of United States Steel.
(b) Consists of revenues, dividend and investee income, gain on ownership change in MAP, net gain/(losses) on disposal of assets and other income.

Dollars in millions (except per share data)   2001   2000   1999   1998   1997
--------------------------------------------------------------------------------
Other Data:
 Net cash from operating activities (from
  continuing operations)...................  $2,919 $3,146 $2,008 $1,633 $1,231
 Capital expenditures......................   1,639  1,425  1,378  1,270  1,038
 Ratio of earnings to fixed charges(b).....    7.47   4.06   4.24   2.60   2.55
 Ratio of earnings to combined fixed
  charges and preferred stock
  dividends(b).............................    7.26   3.95   4.11   2.51   2.43
--------------------------------------------------------------------------------
Balance Sheet Data:
 Cash and cash equivalents.................  $  657 $  340 $  111 $  137 $   36
 Working capital...........................     943    973    937    366   (244)
 Net property, plant and equipment.........   9,578  9,375 10,293 10,429  7,566
 Total assets..............................  16,129 17,151 17,730 16,637 12,347
 Long-term debt............................   3,432  1,937  3,320  3,456  2,476
 Minority interest in Marathon Ashland
  Petroleum LLC............................   1,963  1,840  1,753  1,590     -
 Total stockholders' equity................   4,940  6,764  6,856  6,405  5,400

-------------------------------------------------------------------------------
(b) Amounts represent fixed charges and earnings from continued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On December 31, 2001, USX Corporation disposed of its steel business through a tax-free distribution of the common stock of its wholly-owned subsidiary United States Steel Corporation ("United States Steel") to holders of USX-U.S. Steel Group common stock ("Steel Stock") in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the "Separation") and changed its name to Marathon Oil Corporation ("Marathon"). Marathon is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary Marathon Ashland Petroleum LLC ("MAP"); and other energy related businesses. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

   Marathon's 2001 financial performance benefited from strong worldwide natural gas prices and domestic refining margins. However, later in the year, performance was negatively impacted by lower crude oil and natural gas prices, as well as lower downstream margins, primarily from decreased demand caused by the general downturn in the global economy and warmer than normal weather.

   Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting the businesses of Marathon. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of Marathon, see "Disclosures Regarding Forward-Looking Statements" on page 2.

Management's Discussion and Analysis of Critical Accounting Policies

   The preparation of consolidated financial statements for Marathon requires management to make estimates and judgments that affect the amounts reported in the primary financial statements and the related footnote disclosures. Marathon considers the following accounting policies to be most significantly impacted by the estimates and judgments used in the preparation of its consolidated financial statements.

Deferred Taxes

   Oil and gas exploration and production is a global business. As a result, Marathon is subject to taxation on its income in numerous jurisdictions. State and local income taxes are deductible and foreign income taxes in certain circumstances are creditable against U. S. federal income taxes. These interrelationships complicate the assessment of the realizability of deferred income tax assets. Marathon considers future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil prices). The judgments and assumptions used in determining future taxable income are consistent with those used for other financial statement purposes, including the determination of possible impairment of long-lived assets held and used. Additionally, generally accepted accounting principles require that Marathon consider any prudent and feasible tax planning strategies that would minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. The principal tax planning strategy available to Marathon relates to the permanent reinvestment of the earnings of foreign subsidiaries. As a result of the complexities inherent in multiple tax jurisdictions and the focus of generally accepted accounting principles on the proper measurement of deferred taxes recorded on the balance sheet, deferred tax adjustments included in the provision for income taxes do not necessarily correspond with amounts reported in income before income taxes.

Property, Plant and Equipment

   Marathon uses the successful efforts method of accounting for its oil and gas producing activities. The successful efforts method inherently relies upon the estimation of proved reserves, which includes proved developed and proved undeveloped volumes. The existence and the estimated amount of proved reserves affects, among other things, whether or not costs are capitalized or expensed, the amount and timing of costs depleted or amortized into income and whether or not the costs capitalized in the balance sheet should be impaired. Marathon's estimation of total proved reserves is a highly technical process performed primarily by in-house reservoir engineers and geoscience professionals. The actual recoverability of hydrocarbons can vary from estimated amounts. Due to the inherent uncertainties and the limited nature of reservoir data, estimates of proved reserves are subject to potentially substantial changes, either positively or negatively, as additional information becomes available and contractual and economic conditions change.

   Marathon adheres to Statement of Financial Accounting Standard ("SFAS") No. 19 for recognizing any impairment of capitalized costs relating to unproved property investments. Generally, the greatest portion of these costs relate to the acquisition of leasehold interests. The costs incurred are capitalized and periodically evaluated as to recoverability, based on changes brought about by general economic factors and potential shifts in the business strategy employed by management. Marathon considers a combination of time and geologic factors to evaluate the need for impairment of these capitalized costs.

Contingent Liabilities

   Marathon accrues liabilities for income and other tax deficiencies in accordance with SFAS No. 5. Such contingent obligations are assessed regularly by Marathon's in-house tax legal counsel and advisers. In certain circumstances, outside legal counsel is utilized. Each potential issue is assessed individually, although accrued liabilities are aggregated and recorded by jurisdiction and by type of tax. Although it is difficult to predict with any degree of certainty the ultimate outcome of examinations of open tax years, management believes that the recorded amounts are reasonable.

   Marathon accrues its environmental remediation liabilities in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 96-1. Liabilities for litigation claims and settlements are accrued in accordance with SFAS No. 5. Such contingent obligations are assessed regularly by Marathon's in-house legal counsel. In certain circumstances, outside legal counsel is utilized. Both environmental remediation liabilities and liabilities for litigation claims and settlements are recognized based on the likelihood of a third party having a viable claim against Marathon's assets. Each potential liability is assessed individually. For additional information on environmental liabilities, see Note 3 to the Financial Statements.

Employee Related Benefits

   Accounting for pensions and other postretirement benefits involves several assumptions relating to expected rates of return on plan assets, determination of discount rates for remeasuring plan obligations, determination of inflation rates regarding compensation levels and health care cost projections. Marathon develops its demographics and utilizes the work of actuaries to assist with the measurement of employee related obligations. The assumptions used vary from year-to-year, which will affect future results of operations. Any differences among these assumptions and Marathon's actual return on assets, financial market-based discount rates, and the level of cost sharing provisions will also impact future results of operations.

Management's Discussion and Analysis of Income and Operations

   Revenues and Other Income for each of the last three years are summarized in the following table:

(Dollars in millions)                                  2001     2000     1999
--------------------------------------------------------------------------------
Exploration & production ("E&P")....................  $ 4,580  $ 4,687  $ 3,104
Refining, marketing & transportation ("RM&T")(a)....   27,356   28,849   20,076
Other energy related businesses(b)..................    1,915    1,691      835
                                                      -------  -------  -------
  Revenues and other income of reportable segments..   33,851   35,227   24,015
Revenues and other income not allocated to segments:
 Loss related to sale of certain Canadian assets....     (221)      -        -
 Joint venture formation charges(c).................       -      (931)      -
 Gain (loss) on ownership change in MAP.............       (6)      12       17
 Net gains (losses) on certain asset sales..........       -       124      (36)
 Gain on offshore lease resolution with U.S.
  Government........................................       59       -        -
Elimination of intersegment revenues................     (587)    (573)    (289)
Elimination of sales to United States Steel.........      (30)     (60)     (41)
                                                      -------  -------  -------
  Total revenues and other income...................  $33,066  $33,799  $23,666
                                                      =======  =======  =======

   Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum products and
 merchandise........................................  $ 4,404  $ 4,344  $ 3,973
Matching crude oil and refined product buy/sell
 transactions settled in cash:
  E&P...............................................  $   454  $   643  $   732
  RM&T..............................................    3,797    3,811    2,472
                                                      -------  -------  -------
   Total buy/sell transactions......................  $ 4,251  $ 4,454  $ 3,204
--------------------------------------------------------------------------------

(a) Amounts include 100 percent of MAP.
(b) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(c) Represents a charge related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P.

   E&P segment revenues decreased by $107 million in 2001 from 2000 following an increase of $1,583 million in 2000 from 1999. The decrease in 2001 was primarily due to lower domestic liquid hydrocarbon production and prices, partially offset by higher domestic natural gas prices and production, and gains from derivative activities. The increase in 2000 was primarily due to higher worldwide liquid hydrocarbon and natural gas prices, partially offset by lower domestic liquid hydrocarbon and worldwide natural gas production.

   RM&T segment revenues decreased by $1,493 million in 2001 from 2000 following an increase of $8,773 million in 2000 from 1999. The decrease in 2001 primarily reflected lower refined product prices. The increase in 2000 primarily reflected higher refined product prices and increased refined product sales volumes.

   Other energy related businesses segment revenues increased by $224 million in 2001 from 2000 following an increase of $856 million in 2000 from 1999. The increase in 2001 reflected higher natural gas prices and crude oil resale activity, partially offset by lower crude oil prices and natural gas resale activity. The increase in 2000 reflected higher natural gas and crude oil resale activity accompanied by higher crude oil and natural gas prices.

   For additional discussion of revenues, see Note 10 to the Financial
Statements.

   Income from operations for each of the last three years is summarized in the following table:

(Dollars in millions)                                     2001    2000    1999
--------------------------------------------------------------------------------
E&P
  Domestic.............................................  $1,124  $1,111  $  494
  International........................................     297     420     124
                                                         ------  ------  ------
  Income of E&P reportable segment.....................   1,421   1,531     618
RM&T(a)                                                   1,914   1,273     611
Other energy related businesses........................      60      42      61
                                                         ------  ------  ------
  Income for reportable segments.......................   3,395   2,846   1,290
Items not allocated to reportable segments:
 Administrative expenses...............................    (162)   (136)   (108)
 Gain on offshore lease resolution with U.S.
  Government...........................................      59      -       -
 Gain/(loss) on disposal of assets(b)..................    (221)    124     (36)
 Charge on formation of MKM Partners L.P. JV(c)........      -     (931)     -
 Impairment of oil and gas properties, and assets held
  for sale(d)..........................................      -     (197)    (16)
 Gain (loss) on ownership change in MAP................      (6)     12      17
 IMV reserve adjustment(e).............................     (72)     -      551
 Reorganization charges including pension settlement
  (loss)/gain & benefit accruals(f)....................     (14)    (70)     15
 SG&A costs applicable to Steel Stock..................     (25)    (18)    (12)
                                                         ------  ------  ------
   Total income from operations........................  $2,954  $1,630  $1,701

-------------------------------------------------------------------------------
(a) Amounts include 100 percent of MAP.
(b) In 2001, represents a loss on the sale of certain Canadian assets. The net gain in 2000 represents a gain on the disposition of Angus/Stellaria, a gain on the Sakhalin exchange, a gain on the sale of Speedway SuperAmerica LLC ("SSA") non-core stores, and a loss on the sale of the Howard Glasscock field. The net loss in 1999 represents a loss on the sale of Scurlock Permian LLC, certain domestic production properties, and Carnegie Natural Gas Company and affiliated subsidiaries, and a gain on certain Egyptian properties.
(c) Represents a charge related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P.
(d) Represents in 2000, an impairment of certain oil and gas properties, primarily in Canada, and assets held for sale. Represents in 1999, an impairment of certain domestic properties.
(e) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of the IMV, see Note 19 to the Financial Statements.
(f) Represents reorganization charges in 2001 and 2000 and pension settlement gains/(losses) and various benefit accruals resulting from retirement plan settlements and voluntary early retirement programs in 2000 and 1999. 2001 reorganization charges include costs related to the Separation from United States Steel.

Income for reportable segments increased by $549 million in 2001 from 2000, mainly due to a higher refining and wholesale marketing margin. Income for reportable segments increased by $1,556 in 2000 from 1999, mainly due to higher worldwide liquid hydrocarbon and natural gas prices, and higher refined product margins, partially offset by decreased natural gas volumes.

                      Average Volumes and Selling Prices

                                                        2001    2000    1999
------------------------------------------------------------------------------
(thousands of barrels per day)
Net liquids production(a)   - U.S.                         127     131     145
                            - International(b)              73      65      62
                                                       ------- ------- -------
                            - Total consolidated           200     196     207
                            - Equity investees(c)            9      11       1
                                                       ------- ------- -------
                            - Worldwide                    209     207     208
(millions of cubic feet per day)
Net natural gas production  - U.S.                         793     731     755
                            - International - equity       441     470     489
                            - International - other(d)       8      11      16
                                                       ------- ------- -------
                            - Total consolidated         1,242   1,212   1,260
                            - Equity investee(e)            31      29      36
                                                       ------- ------- -------
                            - Worldwide                  1,273   1,241   1,296
------------------------------------------------------------------------------
(dollars per barrel)
Liquid hydrocarbons(a)(f)   - U.S.                     $ 20.62 $ 25.55 $ 16.01
                            - International              23.26   26.54   16.90
(dollars per mcf)
Natural gas(f)              - U.S.                     $  3.69 $  3.49 $  2.07
                            - International - equity      2.97    2.76    1.90
(thousands of barrels per day)
Refined products sold(g)                                 1,304   1,306   1,251
 Matching buy/sell volumes included in above                45      52      45
------------------------------------------------------------------------------

(a) Includes crude oil, condensate and natural gas liquids.
(b) Represents equity tanker liftings, truck deliveries and direct deliveries.
(c) Represents Marathon's equity interest in MKM Partners L.P. ("MKM") and CLAM Petroleum B.V. ("CLAM") for 2001 and Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy") and CLAM for 2000 and 1999.
(d) Represents gas acquired for injection and subsequent resale.
(e) Represents Marathon's equity interest in CLAM.
(f) Prices exclude gains/losses from hedging activities, equity investees and gas purchased for injection and subsequent resale.
(g) Refined products sold and matching buy/sell volumes include 100 percent of MAP.

   Domestic E&P income increased by $13 million in 2001 from 2000 following an increase of $617 million in 2000 from 1999. The increase in 2001 was primarily due to gains from derivative activities and higher natural gas volumes and prices, partially offset by lower liquid hydrocarbon prices.

   The increase in 2000 was primarily due to higher liquid hydrocarbon and natural gas prices, partially offset by lower liquid hydrocarbon and natural gas volumes due to natural field declines and asset sales, and losses from derivative activities.

   International E&P income decreased by $123 million in 2001 from 2000 following an increase of $296 million in 2000 from 1999. The decrease in 2001 was primarily due to lower liquid hydrocarbon prices, increased depreciation expense due primarily to 2000 reserve write downs and lower natural gas volumes, partially offset by increased natural gas prices, lower dry well expense, and lower foreign royalty and geophysical contract expenditures.

   The increase in 2000 was mainly due to higher liquid hydrocarbon and natural gas prices, higher liquid hydrocarbon liftings, primarily in Russia and Gabon, and lower dry well expense, partially offset by lower natural gas volumes.

   RM&T segment income increased by $641 million in 2001 from 2000 following an increase of $662 million in 2000 from 1999. The increase in 2001 was primarily due to a higher refining and wholesale marketing gross margin partially offset by lower SSA gasoline and distillate sales volumes and increased refining and wholesale marketing transportation expense.

   The increase in 2000 was primarily due to higher refined product margins, partially offset by higher operating expenses for SSA, higher administrative expenses including increased variable pay plan costs, and higher transportation costs.

   Other energy related businesses segment income increased by $18 million in 2001 following a decrease of $19 million in 2000 from 1999. The increase in 2001 was primarily a result of higher crude oil purchase and resale activity accompanied by increased margins and losses from derivative activities recorded in 2000. The decrease in 2000 was primarily due to losses from derivative activities and the reversal of pipeline abandonment accruals recorded in 1999.

   Items not allocated to reportable segments:

   IMV reserve adjustment - When Marathon was acquired in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, Marathon established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

   When Marathon acquired the crude oil and refined product inventories associated with Ashland's RM&T operations on January 1, 1998, Marathon established a new LIFO cost basis for those inventories. The acquisition cost of these inventories lowered the overall average cost of the combined RM&T inventories. As a result, the price threshold at which an IMV reserve will be recorded was also lowered.

   In 2001, the IMV reserve adjustment resulted in a charge to income from operations of $72 million. No adjustment was required in 2000. The unfavorable 2001 IMV reserve adjustment was primarily due to the significant decrease in refined product prices, which occurred during the fourth quarter of 2001.

   Net interest and other financial costs decreased by $63 million in 2001 from 2000, following a decrease of $52 million in 2000 from 1999. The decrease in 2001 was primarily due to lower average debt levels and increased capitalized interest on RM&T projects. The decrease in 2000 was primarily due to lower average debt levels and increased interest income. For additional details, see Note 7 to the Financial Statements.

   The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased by $206 million in 2001 from 2000, following an increase of $51 million in 2000 from 1999. The increase in 2001 and 2000 was primarily due to higher MAP income.

   The provision for income taxes was $759 million in 2001, compared with $476 in 2000 and $320 in 1999. The higher 2001 provision is primarily a result of increased income from operations. The 2000 provision included a one-time, noncash deferred tax charge of $235 million as a result of the change in the amount, timing and nature of expected future foreign source income due to the exchange of Marathon's interest in Sakhalin Energy for other oil and gas producing interests. For additional discussion of income taxes, see Note 18 to the Financial Statements.

   Discontinued operations in 2001, represents the net income or loss attributed to Steel Stock, adjusted for certain corporate administrative expenses and interest expense (net of income tax effects). The loss on disposition of United States Steel Corporation represents the excess of the net investment in United States Steel over the aggregate fair market value of the outstanding shares of the Steel Stock at the time of the Separation. For additional discussion of discontinued operations, see Note 2 to the Financial Statements.

   Net income decreased by $254 million in 2001 from 2000, following a decrease of $287 million in 2000 from 1999, primarily reflecting the factors discussed above.

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

   Current assets decreased $574 million from year-end 2000, primarily due to a decrease in receivables and assets held for sale, partially offset by an increase in cash and cash equivalents. The decrease in receivables was mainly due to lower year-end commodity prices and the decrease in assets held for sale was primarily the result of the contribution of the Yates field assets to the MKM Partners L.P. joint venture. The increase in cash and cash equivalents primarily resulted from cash balances which were attributed in part to United States Steel in prior years.

   Current liabilities decreased $544 million from year-end 2000, primarily due to a decrease in accounts payable, including accounts payable to United States Steel, partially offset by an increase in redeemable securities. The decrease in accounts payable was due to lower year-end commodity prices. The decrease in accounts payable to United States Steel resulted from the settlement of 2001 income taxes with United States Steel upon Separation. Under Marathon's previous tax allocation policy, income tax settlements with United States Steel generally occurred in March of the following year. Obligations to repay preferred securities reflect securities that became redeemable or that were converted to a right to receive cash upon Separation. These obligations were paid in January 2002.

   Investments and long-term receivables increased $714 million from year-end 2000, primarily due to the contribution of assets to MKM Partners L.P. and Pilot Travel Centers LLC joint ventures.

   Net investment in United States Steel was eliminated with the disposition of the steel business.

   Long-term receivables from United States Steel of $551 million represents long-term debt for which United States Steel has assumed responsibility for repayment.

   Net property, plant and equipment increased $203 million from year-end 2000, primarily due to the acquisition of Pennaco Energy, Inc. ("Pennaco"), completion of the coker unit at the Garyville refinery and implementation of an integrated software system, partially offset by the sale of certain Canadian assets and the contribution of travel centers to Pilot Travel Centers LLC. Net property, plant and equipment for each of the last three years is summarized in the following table:

(Dollars in millions)                                    2001    2000     1999
--------------------------------------------------------------------------------
E&P
 Domestic.............................................  $ 2,851 $ 2,229 $  3,435
 International........................................    2,472   2,924    2,987
                                                        ------- ------- --------
  Total E&P...........................................    5,323   5,153    6,422
RM&T(a)...............................................    4,010   4,035    3,712
Other(b)..............................................      245     187      159
                                                        ------- ------- --------
   Total..............................................  $ 9,578 $ 9,375 $ 10,293
--------------------------------------------------------------------------------

(a) Amounts include 100 percent of MAP.
(b) Includes other energy related businesses and other miscellaneous corporate net property, plant and equipment.

   Long-term debt at December 31, 2001 was $3,432 million, an increase of $1,495 million from year-end 2000. The increase in debt was mainly due to the additional net debt and other financings retained by Marathon upon Separation. See Notes 2 and 13 to the Financial Statements.

   Preferred stock of subsidiary of $184 million was redeemed in 2001. See
Note 23 to the Financial Statements.

   Stockholders' equity decreased $1,824 million from year-end 2000, primarily reflecting the distribution of Steel Stock to holders of the former USX-U.S. Steel Group common stock.

   Net cash provided from operating activities (for continuing operations) totaled $2,919 million in 2001, compared with $3,146 million in 2000 and $2,008 million in 1999. The decrease in 2001 mainly reflected unfavorable working capital changes partially offset by the favorable effects of improved net income (excluding noncash items).

   Net cash provided from operating activities (for discontinued operations) totaled $717 million in 2001, compared with net cash used in operating activities of $615 million in 2000 and $72 million in 1999. This activity is related to the business of United States Steel.

   Net cash used in investing activities (for continuing operations) totaled $1,999 million in 2001, compared with $923 million in 2000 and $1,174 million in 1999. The increase in 2001 primarily resulted from the acquisition of Pennaco, decreased asset disposals and increased capital expenditures. Proceeds from the disposal of assets in 2001 of $296 million were primarily from the sale of certain Canadian assets, SSA stores, and various domestic producing properties. Proceeds in 2000 were mainly from the Sakhalin exchange, the disposition of Marathon's interest in the Angus/Stellaria development in the Gulf of Mexico, the sale of non-core SSA stores and other domestic production properties. Proceeds in 1999 were mainly from the sale of Scurlock Permian LLC, over 150 non-strategic domestic and international production properties and Carnegie Natural Gas Company and affiliated subsidiaries.

   Capital expenditures for each of the last three years are summarized in the following table:

(Dollars in
millions)       2001    2000    1999
--------------------------------------
E&P
 Domestic(a)   $   537 $   516 $   356
 International     400     226     388
               ------- ------- -------
   Total E&P       937     742     744
 RM&T(b)           591     656     612
 Other(c)          111      27      22
               ------- ------- -------
   Total       $ 1,639 $ 1,425 $ 1,378
--------------------------------------

(a) Amounts exclude the acquisition of Pennaco.
(b) Amounts include 100 percent of MAP.
(c) Includes other energy related business and other miscellaneous corporate capital expenditures.

   During 2001, Domestic E&P capital spending mainly included exploration and development drilling in the Gulf of Mexico, and natural gas developments in gas basins throughout the western United States. International E&P projects included projects in the North Sea, primarily in the newly acquired Foinaven field, natural gas developments in Canada and exploration drilling in Nova Scotia and Angola. RM&T spending by MAP primarily consisted of refinery modifications, including completion of the coker project at the Garyville refinery, and upgrades and expansions of retail marketing outlets. Other spending primarily consisted of the implementation of an integrated software system.

   Capital expenditures, excluding the portion of exploration expenditures expected to be expensed, are estimated to be approximately $1.7 billion in 2002, a slight increase over 2001 levels. Domestic E&P spending for 2002 will be primarily focused on onshore natural gas exploration and development and offshore deepwater Gulf exploration. International E&P will primarily continue oil developments in the U.K. North Sea and natural gas developments in Canada and exploration in Angola. RM&T spending by MAP will primarily consist of refinery improvements, including the Catlettsburg refinery repositioning project, upgrades and expansions of retail marketing outlets and transportation assets, including construction of the Cardinal Products Pipe Line. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" on page 42, for additional discussion on the Catlettsburg refinery repositioning project. Other Marathon spending will include funds for natural gas and crude oil marketing and transportation projects as well as various other corporate capital expenditures. An additional $1.1 billion is anticipated for upstream acquisition expenditures, including the recently completed acquisition of interests in Equatorial Guinea.

   Contract commitments for property, plant and equipment acquisitions and long-term investments at year-end 2001 were $297 million, compared with $457 million at year-end 2000. For further discussion on commitments, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Liquidity and Capital Resources" on page 38.

   Costs incurred for the periods ended December 31, 2001, 2000, and 1999 relating to the development of proved undeveloped oil and gas reserves, including Marathon's proportionate share of equity investee's costs incurred, were $365 million, $316 million, and $333 million, respectively. As of December 31, 2001, estimated future development costs relating to the development of proved undeveloped oil and gas reserves for the years 2002 through 2004 are projected to be $308 million, $155 million, and $40 million, respectively.

   Net cash used in investing activities (for discontinued operations) totaled $245 million in 2001, compared with $270 million in 2000 and $294 million in 1999. This activity related to the business of United States Steel.

   Net cash used in financing activities totaled $1,290 million in 2001, compared with $911 million in 2000 and $480 million in 1999. Marathon manages its financing activities on a centralized, consolidated basis. Generally, financing transactions were not separately associated with either continuing or discontinued operations but rather were attributed to both businesses. The cash used in 2001 primarily reflects distributions to minority shareholder of MAP, dividends paid and the redemption of the 8.75% Cumulative Monthly Income Preferred Shares ("MIPS"). The cash used in 2000 primarily reflects distributions to minority shareholder of MAP, dividends paid and a stock repurchase program. The cash used in 1999 reflects distributions to minority shareholder of MAP and dividends paid, offset by other net borrowings.

Debt Rating

   Marathon's senior debt is currently rated investment grade by Standard and Poor's Corporation, Moody's Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively.

Derivative Instruments

   See "Quantitative and Qualitative Disclosures About Market Risk" on page 45, for a discussion of derivative instruments and associated market risk.

Liquidity and Capital Resources

   Marathon's main sources of liquidity and capital resources are internally generated cash flow from operations, committed and uncommitted credit facilities, and access to both the debt and equity capital markets. Marathon's ability to access the debt capital market is supported by its investment grade credit ratings. Because of the liquidity and capital resource alternatives available to Marathon, including internally generated cash flow, Marathon's management believes that its short-term and long-term liquidity is adequate to fund operations, including its capital spending program, repayment of debt maturities for the years 2002, 2003, and 2004, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 26 to the Financial Statements).

   Marathon has a committed $1,354 million long-term revolving credit facility and a committed $451 million 364-day revolving credit facility. At December 31, 2001, $475 million had been drawn against these facilities. Additionally, at December 31, 2001, Marathon had an aggregate of $550 million in three other short-term credit facilities, of which no amounts were drawn. MAP currently has a committed $350 million long-term revolving credit facility and a committed $100 million 364-day revolving credit facility. As of December 31, 2001, MAP did not have any borrowings against these facilities or under its $190 million revolving credit agreement with Ashland Inc.

   Certain securities became redeemable or were converted to a right to receive cash upon the Separation of United States Steel. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $110 million to retire the 6.50% Cumulative Convertible Preferred Stock.

   In early March 2002, Marathon issued notes of $450 million due 2012 and $550 million due 2032, bearing interest at 6.125 percent and 6.8 percent, respectively. Marathon used the net proceeds to repay amounts borrowed to fund the purchase price and associated costs of the January 2002 acquisition of interests in oil and gas properties and related assets in Equatorial Guinea, West Africa. Marathon initially funded this acquisition through a combination of borrowings under long-term and short-term revolving credit facilities, borrowings under other short-term credit facilities and cash on hand.

   Marathon is not dependent on off-balance sheet arrangements to meet its liquidity and capital resource needs. Marathon has used and may use in the future off-balance sheet arrangements to fund specific projects. The largest category of off-balance sheet arrangements is operating lease obligations, for which contractual cash obligations totaled $422 million at December 31, 2001. Of that total, $160 million related to three agreements which covered two LNG tankers and Marathon's headquarters building, respectively. Under those three arrangements, Marathon does not have an ownership interest in the entities that hold the leased assets nor does Marathon hold title to the respective leased assets. These entities were established by financial institutions for the purpose of leasing specific assets to Marathon. Such entities are limited in the type of business activity that can be transacted.

   The table below provides aggregated information on Marathon's obligations and commitments to make future payments under existing contracts as of December 31, 2001:

      Summary of Contractual Cash Obligations and Commercial Commitments

                                                         2003- 2005-
(Dollars in millions)                        Total  2002 2004  2006  Later Years
--------------------------------------------------------------------------------
Contractual cash obligations (excluding
 amounts assumed by United States Steel)
  Short and long-term debt.................  $3,093 210   529    863    1,491
  Capital lease obligations................      10   1     2      2        5
  Off-balance sheet arrangements:
   Operating lease obligations.............     403  86   117    135       65
   Operating lease obligations under
    sublease...............................      16   5     6      3        2
   Unconditional purchase obligations......      70   5    10     10       45
Commercial commitments (excluding amounts
 related to United States Steel)
  Throughput and deficiency agreements.....     112  14    16     20       62
  Guarantees of the indebtedness of
   others..................................      35  --    --     --       35
  Contract commitments to acquire property,
   plant and equipment.....................     297 184    90     23       --
                                             ------ ---   ---  -----    -----
Total excluding amounts related to United
 States Steel..............................   4,036 505   770  1,056    1,705
Contractual cash obligations assumed by
 United States Steel
  Long-term debt...........................     470  --    --     --      470
  Sale-leaseback financing.................     128  11    22     22       73
  Off-balance sheet arrangements:
   Operating lease obligations.............      19   7     6      6       --
   Operating lease obligations under
    sublease...............................      96  18    38     10       30
Commercial commitments related to United
 States Steel
  Guarantees of indebtedness of others.....      28   5    --     --       23
                                             ------ ---   ---  -----    -----
Total amounts related to United States
 Steel.....................................     741  41    66     38      596
                                             ------ ---   ---  -----    -----
Total contractual obligations and
 commercial commitments....................  $4,777 546   836  1,094    2,301
--------------------------------------------------------------------------------

   Marathon remains primarily obligated for certain debt and other financings for which United States Steel has assumed responsibility for repayment under the terms of the Separation. In addition, Marathon remains contingently liable for certain operating lease obligations of United States Steel. Marathon has also guaranteed certain obligations related to the business of United States Steel.

   United States Steel is the sole general partner of Clairton 1314B Partnership, L.P., which owns certain coke-making facilities formerly owned by United States Steel. Marathon has guaranteed to the limited partners all obligations of United States Steel under the partnership documents. United States Steel may dissolve the partnership under certain circumstances, including if it is required to fund accumulated cash shortfalls of the partnership in excess of $150 million. In addition to the normal commitments of a general partner, United States Steel has indemnified the limited partners for certain income tax exposures. As of December 31, 2001, United States Steel had no unpaid outstanding obligations to the limited partners and, accordingly, no amounts were reflected in the above table for this guarantee.

   Excluded from the table is indebtedness of equity investees which Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $353 million as of December 31, 2001. In the event of default by any of these equity investees, Marathon has no obligation to support the debt; however, any such default could adversely impact our financial investment in the respective equity investee.

   The table excludes commitments to transport crude oil, natural gas and refined products that were not negotiated as part of arranging the financing of the transportation facilities under contract, which totaled $780 million at December 31, 2001. The table also excludes contractual obligations under long-term agreements to purchase crude oil, refinery feedstock and refined products used in day-to-day operations to generate revenues.

   Marathon management's opinion concerning liquidity and Marathon's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include the performance of Marathon (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of Marathon's outstanding debt and credit ratings by rating agencies.

Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies

   Marathon has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of Marathon's products and services, operating results will be adversely affected. Marathon believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business, power business or the marine transportation of crude oil and refined products.

   Marathon's environmental expenditures for each of the last three years were(a):

(Dollars in millions)                                          2001  2000  1999
--------------------------------------------------------------------------------
Capital......................................................  $  67 $  73 $  46
Compliance
 Operating & maintenance.....................................    155   139   117
 Remediation(b)..............................................     34    30    25
                                                               ----- ----- -----
   Total.....................................................  $ 256 $ 242 $ 188
--------------------------------------------------------------------------------

(a) Amounts are determined based on American Petroleum Institute survey guidelines and include 100 percent of MAP.
(b) These amounts include spending charged against remediation reserves, net of recoveries, where permissible, but do not include noncash provisions recorded for environmental remediation.

   Marathon's environmental capital expenditures accounted for four percent of total capital expenditures in 2001, five percent in 2000, and three percent in 1999.

   During 1999 through 2001, compliance expenditures represented one percent of Marathon's total operating costs. Remediation spending during this period was primarily related to retail marketing outlets which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

   Marathon has been notified that it is a potentially responsible party ("PRP") at 13 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 2001. In addition, there are three sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

   There are also 114 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 13 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

   At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. Marathon accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 26 to the Financial Statements.

   New or expanded environmental requirements, which could increase Marathon's environmental costs, may arise in the future. Marathon intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, Marathon does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2002. Marathon's environmental capital expenditures are expected to be approximately $130 million in 2002. Predictions beyond 2002 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, Marathon anticipates that environmental capital expenditures will be approximately $157 million in 2003; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

   New Tier II gasoline rules, which were finalized by the EPA in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $700 million between 2002 and 2006. This is a forward-looking statement. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, further refinement of preliminary engineering studies and project scopes, and unforeseen hazards.

   In May 2001, Marathon and MAP settled, in a consent decree, EPA allegations that the Robinson refinery did not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the Clean Air Act ("CAA"). The government had alleged in a federal court lawsuit that the refinery's Total Annual Benzene releases exceeded the limitation of 10 megagrams per year, and as a result, the refinery was in violation of the benzene waste emission control, record keeping, and reporting requirements. The consent decree was approved by the court on July 26, 2001 and requires Marathon and MAP to pay a combined $1.6 million civil penalty, perform $125,000 in supplemental environmental projects, as part of an enforcement action for alleged CAA violations, and install various controls and other improvements.

   In 1998, the EPA conducted multi-media inspections of MAP's Detroit and Robinson refineries, covering compliance with the CAA, the Clean Water Act, reporting obligations under the Emergency Planning and Community Right to Know Act, CERCLA and the handling of process waste. The EPA served a number of Notices of Violation ("NOV") and Findings of Violation as a result of these inspections, but these allegations were resolved as part of the New Source Review consent decree which MAP agreed to on May 11, 2001. MAP's settlement with the EPA includes all of MAP's refineries and commits MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP's refineries over approximately an eight year period. The current estimated cost to complete these programs is approximately $300 million in expenditures over the next seven years. MAP is also committed to the performance of about $8 million in supplemental environmental projects and has paid an aggregate civil penalty in 2001 of $3.8 million, as part of this settlement of an enforcement action for alleged CAA violations. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions. The court approved this consent decree on August 28, 2001.

   In 2000, the Kentucky Natural Resources and Environmental Cabinet sent Marathon Ashland Pipe Line LLC a NOV seeking a civil penalty associated with a pipeline spill earlier that year in Winchester, Kentucky. MAP has settled this NOV in the form of an Agreed-to Administrative Order which was finalized and entered in January 2002 and required payment of a $170,000 penalty and reimbursement of past response costs up to $131,000.

   Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. See Note 26 to the Financial Statements for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to Marathon. See "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity" on page 36.

Outlook

   The outlook regarding Marathon's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. Any significant decline in prices could have a material adverse effect on Marathon's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

   In 2002, worldwide production is expected to average 430,000 barrels of oil equivalent per day, split evenly between liquid hydrocarbons and natural gas, including Marathon's proportionate share of equity investee's production and future acquisitions.

   On January 3, 2002, Marathon completed its acquisition of CMS Energy's interests in Equatorial Guinea. For a total cash consideration of $993 million, excluding working capital adjustments, Marathon acquired:

  . a 52.4 percent interest in, and operatorship of, the offshore Alba Block, which contains the currently producing Alba gas field as well as undeveloped oil and gas discoveries and several possible exploration prospects;

  .  a 37.6 percent interest in the adjacent offshore Block D;

  .  a 52.4 percent interest in an onshore condensate separation facility;

  . a 45 percent interest in a joint venture onshore methanol production plant;

  . a 43.2 percent interest in an onshore liquefied petroleum gas processing plant.

   In 2002, Marathon plans to drill, or complete drilling operations on three or four deepwater wells in the Gulf of Mexico, including the appraisal of the Ozona Deep discovery.

   Other major upstream projects, which are currently underway or under evaluation and are expected to improve future income streams, include:

  . Norway, where Marathon has completed the acquisition of various interests in five licenses in the Norwegian sector of the North Sea;

  . Alaska, where Marathon recently had a natural gas discovery on the Ninilchik Unit on the Kenai Peninsula. Additional drilling is planned in 2002.

  . Angola, where Marathon expects to participate in the drilling of up to three exploration wells during 2002.

   On February 28, 2002, Marathon announced proposed plans for a major liquefied natural gas ("LNG") re-gasification and power generation complex near Tijuana in the Mexican State of Baja California. The proposed complex would consist of a LNG marine terminal, an off-loading terminal, onshore LNG re-gasification facilities, and pipeline infrastructure necessary to transport the natural gas. In addition, a 400 megawatt natural gas-fired power generation plant would be constructed on the site. The complex would supply natural gas and electricity for local use as well as for export to Southern California. Completion and potential start-up is projected for 2005.

   On February 28, 2002, Marathon announced plans to lead an initiative for a new North Sea natural gas pipeline designed to provide additional gas for the U.K. market. The proposed 675 kilometer dry natural gas pipeline would connect the Norwegian Heimdal area of the North Sea to Bacton, on the southeast coast of the U.K. The pipeline would pass through the Brae complex and pass adjacent to other large gas processing/transportation facilities in the U.K. North Sea. The pipeline would terminate at or near the existing Bacton Terminal. The pipeline would allow gas to be aggregated from numerous U.K. and Norwegian North Sea producers for transportation to Bacton where it would then be sold to commercial, industrial and residential customers. Marathon estimates that the pipeline could begin operations in 2005.

   The above discussion includes forward-looking statements with respect to the timing and levels of Marathon's worldwide liquid hydrocarbon and natural gas production, and the exploration drilling program. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production and the exploration drilling program include acts of war or terrorist acts and the governmental or military response thereto, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions/dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability and other geological, operating and economic considerations. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements. Some factors that could affect the planned construction of the LNG re-gasification, power generation and related facilities, as well as the North Sea pipeline transportation and related facilities, include, but are not limited to, unforeseen difficulty in the negotiation of definitive agreements among project participants, identification of additional participants to reach optimum levels of participation, inability or delay in obtaining necessary government and third party approvals, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects, and environmental and permitting issues. Additionally, the LNG project could be impacted by the availability or construction of sufficient LNG vessels.

   Marathon's downstream income is largely dependent upon the refining and wholesale marketing margin for refined products, the retail gross margin for gasoline and distillates, and the gross margin on retail merchandise sales. The refining and wholesale marketing margin reflects the difference between the wholesale selling prices of refined products and the cost of raw materials refined, purchased product costs and manufacturing expenses. Refining and wholesale marketing margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, the seasonal pattern of certain product sales, crude oil costs, manufacturing costs, the available supply of crude oil and refined products, and logistical constraints. The retail gross margin for gasoline and distillates reflects the difference between the retail selling prices of these products and their wholesale cost including secondary transportation. Retail gasoline and distillate margins have also been historically volatile, but tend to be counter cyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations which impact driving conditions. The gross margin on retail merchandise sales tends to be less volatile than the retail gasoline and distillate margin. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items and the level of economic activity in the marketing area.

   At its Catlettsburg, Kentucky refinery, MAP has initiated a multi-year integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units which, in addition to improving profitability, will reduce the refinery's total gasoline pool sulfur below 30 ppm, thereby eliminating the need for additional clean fuels program investments at the refinery. The project is expected to be completed in 2004.

   MAP is working to improve its logistics network and Marathon Ashland Pipe Line LLC has been designated operator of the Centennial Pipeline, owned jointly by Panhandle Eastern Pipe Line Company, a subsidiary of CMS Energy Corporation, MAP, and TE Products Pipe Line Company, Limited Partnership. The new pipeline, which will connect the Gulf Coast refiners with the Midwest market, will have the capacity to transport approximately 210,000 barrels per day of refined petroleum products and is expected to be operational in the first quarter of 2002.

   A MAP subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is currently known as Cardinal Products Pipe Line and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. As of December 2001, ORPL has secured all of the rights-of-way required to build the pipeline. Applications for the remaining construction permits have been filed. Construction is currently planned for summer 2002 pending receipt of permits, with start-up of the pipeline to follow in first half 2003.

   The above discussion includes forward-looking statements with respect to the Catlettsburg refinery and the Centennial Pipeline and Cardinal Products Pipe Line systems. Some factors which could potentially cause the actual results from the Catlettsburg investment program to differ materially from current expectations include the price of petroleum products, levels of cash flows from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions and regulatory approval constraints. The primary factor, which could impact the Centennial Pipeline system, is unforeseen hazards. Some factors, which could impact the Cardinal Products Pipe Line, include obtaining the necessary permits and completion of construction. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Accounting Standards

   Adopted in 2001 - Effective January 1, 2001, Marathon adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Statement, as amended, requires recognition of all derivatives at fair value as either assets or liabilities. For additional information, see Note 4 of the Financial Statements.

   To be adopted in future periods - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143).

   SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method, eliminating the use of the pooling method. This Statement also establishes for all business combinations made after June 30, 2001, specific criteria for the allocation of the purchase price to intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of fair value of acquired assets over cost in a business combination (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. Marathon will account for the acquisition of certain interests from CMS Energy in January 2002 under SFAS No. 141.

   SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. Marathon will adopt SFAS No. 142 effective January 1, 2002, as required. At that time, the annual amortization of existing goodwill of $3 million, net of tax, will cease on the unamortized portion associated with previous acquisitions and certain investments accounted for under the equity method. A transitional impairment test is required for existing goodwill as of the date of adoption of this Standard, which must be completed within the first year. Any impairment loss resulting from applying the transitional goodwill impairment test will be reported as a change in accounting principle. Goodwill recorded after adoption of this Standard is to be tested for impairment at least annually and any resulting impairment is not considered part of the change in accounting principle.

   SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Marathon will adopt this Statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, Marathon cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

   In August 2001, the FASB approved SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. Marathon will adopt the Statement prospectively effective January 1, 2002. The timing of classifying a long-lived asset as held for sale may change as compared to previous accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management Opinion Concerning Derivative Instruments

   Marathon uses commodity-based and foreign currency derivative instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, and refined products. For transactions that qualify for hedge accounting under SFAS No. 133, the changes in fair value of the derivative instruments are classified within Other Comprehensive Income, if the hedge qualifies as a Cash Flow Hedge. The resulting deferred gains or losses are subsequently recognized in income from operations, in the same period as the underlying physical transaction. If the hedge position qualifies as a Fair Value Hedge, the resulting gains or losses from the change in fair value of both the hedged item and the related derivative, are reflected within income in that period. Marathon also uses derivative instruments to economically hedge price risk but designates such strategies as nonhedge. Changes in fair value for these contracts is reflected within income in that period. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While Marathon's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

   Management believes that use of derivative instruments along with risk assessment procedures and internal controls does not expose Marathon to material risk. The use of derivative instruments could materially affect Marathon's results of operations in particular quarterly or annual periods. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 3 to the Financial Statements.

Commodity Price Risk and Related Risks

   In the normal course of its business, Marathon is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. To a lesser extent, Marathon is exposed to the risk of price fluctuations on natural gas liquids and petroleum feedstocks used as raw materials.

   Marathon's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, Marathon uses fixed-price contracts and derivative commodity instruments to manage a minor portion of its commodity price risk. Marathon uses fixed-price contracts for portions of its natural gas production to manage exposure to fluctuations in natural gas prices. Certain derivative commodity instruments have the effect of restoring the equity portion of fixed-price sales of natural gas to variable market-based pricing. These instruments are used as part of Marathon's overall risk management programs.

Quantitative and Qualitative Disclosures About Market Risk CONTINUED

   Sensitivity analyses of the incremental effects on pretax income of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative commodity instruments as of December 31, 2001 and December 31, 2000, are provided in the following table:(a)

(Dollars in millions)
-------------------------------------------------------------------------------
                                          Incremental Decrease in Pretax
                                          Income Assuming a Hypothetical
                                                Price Change of(a)
                                                2001               2000
Derivative Commodity Instruments(b)(c)       10%     25%        10%    25%
-------------------------------------------------------------------------------
Crude oil(d)............................. $ 23.4(e) $ 46.7(e) $9.1(e) $ 27.2(e)
Natural gas(d)...........................    8.6(e)   18.2(e) 20.2(e)   50.6(e)
Refined products(d)......................    1.0(f)    3.9(f)  6.1(e)   16.5(e)
-------------------------------------------------------------------------------

(a) Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income, after deducting for minority interest. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 2001 and December 31, 2000. Marathon management evaluates their portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio subsequent to December 31, 2001, would cause future pretax income effects to differ from those presented in the table.
(b) The number of net open contracts varied throughout 2001, from a low of 19,040 contracts at July 18, to a high of 41,298 contracts at November 8, and averaged 29,279 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 2001, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
(c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
(d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.
(e) Price increase.
(f) Price decrease.

   Marathon uses derivative instruments in its exploration and production ("E&P") operations to mitigate the price risk associated with equity production of crude oil and natural gas volumes. In addition, Marathon has sold forward a specified volume of natural gas. Marathon has used derivatives to convert the fixed price in this contract to market prices. The underlying physical contract matures in 2008. Marathon recorded total net pretax derivative gains/(losses) of approximately $85 million in 2001 and $(47) million in 2000. The amounts for 1999 were diminimus.

   Marathon's refining, marketing, and transportation (RM&T) operations generally use derivative commodity instruments to lock-in costs of certain crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Marathon's RM&T operations recorded total net pretax derivative gains/(losses), net of the 38 percent minority interest in MAP, of approximately $130 million in 2001, $(127) million in 2000, and $13 million for 1999. Marathon's trading activity gains/(losses) are included in the afore-mentioned amounts and totaled $3 million in 2001, $(11) million in 2000 and $5 million in 1999, respectively.

   Marathon's other energy related businesses are exposed to market risk associated with the purchase and subsequent resale of natural gas. Marathon uses derivative instruments to mitigate the price risk on purchased volumes and anticipated sales volumes. Marathon recorded net pretax derivative gains/(losses) of $(29) million in 2001, $13 million in 2000 and $3 million in 1999, respectively.

   Marathon is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, New York Mercantile Exchange (NYMEX) contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be produced and sold in the Western United States at prices that do not move in strict correlation with NYMEX prices. To the extent that commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to a portion of basis risk.

Quantitative and Qualitative Disclosures About Market Risk CONTINUED

   Marathon is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

Interest Rate Risk

   Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in year-end 2001 and 2000 interest rates is provided in the following table:

(Dollars in millions)
--------------------------------------------------------------------------------
As of December 31,                           2001                   2000
                                                Incremental          Incremental
                                                Increase in          Increase in
Non-Derivative Financial                 Fair      Fair       Fair      Fair
Instruments(a)                         Value(b)  Value(c)   Value(b)  Value(c)
--------------------------------------------------------------------------------
Financial assets:
  Investments and long-term
   receivables(d)...................  $   192      $ -      $   171     $  -
Financial liabilities:
  Long-term debt(e)(f)..............  $ 3,830      $127     $ 2,174     $  86
  Preferred stock of subsidiary(g)..       -         -          175        15
                                      -------      ----     -------     -----
   Total liabilities................  $ 3,830      $127     $ 2,349     $ 101
--------------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) See Note 22 to the Financial Statements for carrying value of instruments.
(c) For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of Marathon's long-term debt at December 31, 2001 and December 31, 2000.
(d) For additional information, see Note 20 to the Financial Statements.
(e) Includes amounts due within one year.
(f) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 13 to the Financial Statements.
(g) See Note 22 to the Financial Statements for further explanation.

   At December 31, 2001 and 2000, Marathon's portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $127 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon's results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Foreign Currency Exchange Rate Risk

   Marathon is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. Marathon has used on occasion forward currency contracts or other derivative instruments to manage this risk. At December 31, 2001, Marathon had no open forward currency contracts in place. At December 31, 2000, Marathon had open Canadian dollar forward purchase contracts with a total carrying value of approximately $14 million. A 10 percent increase in the December 31, 2000, Canadian dollar to U.S. dollar forward rate, would have resulted in a charge to income of approximately $1 million.

Safe Harbor

   Marathon's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas, refined products and other feedstocks. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to Marathon's hedging programs may differ materially from those discussed in the forward-looking statements.

Item 8. Financial Statements and Supplementary Data

  MARATHON OIL
CORPORATION


Index to 2001 Consolidated Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----

Management's Report........................................................  F-1

Audited Consolidated Financial Statements:

  Report of Independent Accountants........................................  F-1

  Consolidated Statement of Income.........................................  F-2

  Consolidated Balance Sheet...............................................  F-4

  Consolidated Statement of Cash Flows.....................................  F-5

  Consolidated Statement of Stockholders' Equity...........................  F-6

  Notes to Consolidated Financial Statements...............................  F-8

Selected Quarterly Financial Data.......................................... F-33

Principal Unconsolidated Investees......................................... F-33

Supplementary Information.................................................. F-34

Management's Report

The accompanying consolidated financial statements of Marathon Oil Corporation (formerly USX Corporation) are the responsibility of and have been prepared by Marathon Oil Corporation in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on best judgments and estimates. The financial information displayed in other sections of this report is consistent with these financial statements.
   Marathon Oil Corporation seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.
   Marathon Oil Corporation has a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, Marathon Oil Corporation's independent accountants, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.
   The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of its responsibilities relative to internal accounting controls and the consolidated financial statements.

/s/ Clarence P. Cazalot, Jr.  /s/ John T. Mills        /s/ Albert G. Adkins
Clarence P. Cazalot, Jr.      John T. Mills            Albert G. Adkins
President and                 Chief Financial Officer  Vice President-
Chief Executive Officer                                Accounting and Controller

Report of Independent Accountants

To the Stockholders of Marathon Oil Corporation:

In our opinion, the accompanying consolidated financial statements appearing on pages F-2 through F-32 present fairly, in all material respects, the financial position of Marathon Oil Corporation and its subsidiaries (Marathon) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Marathon's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   As discussed in Note 4 to the financial statements, Marathon changed its method of accounting for derivatives in 2001.
   As discussed in Note 2 to the financial statements, on December 31, 2001, Marathon distributed its steel business to the holders of USX-U. S. Steel Group common stock and has accounted for this business as a discontinued operation.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 15, 2002

Consolidated Statement of Income

(Dollars in millions)                              2001      2000      1999
------------------------------------------------------------------------------
Revenues and other income:
 Revenues                                        $ 33,019  $ 34,427  $ 23,549
 Dividend and investee income                         138       102        69
 Net losses on disposal of assets                    (177)     (785)       -
 Gain (loss) on ownership change in
  Marathon Ashland Petroleum LLC                       (6)       12        17
 Other income                                          92        43        31
                                                 --------  --------  --------
  Total revenues and other income                  33,066    33,799    23,666
                                                 --------  --------  --------
Costs and expenses:
 Cost of revenues (excludes items shown below)     23,255    25,417    16,612
 Selling, general and administrative expenses         726       643       498
 Depreciation, depletion and amortization           1,236     1,245       950
 Taxes other than income taxes                      4,679     4,626     4,218
 Exploration expenses                                 144       238       238
 Inventory market valuation charges (credits)          72        -       (551)
                                                 --------  --------  --------
  Total costs and expenses                         30,112    32,169    21,965
                                                 --------  --------  --------
Income from operations                              2,954     1,630     1,701
Net interest and other financial costs                173       236       288
Minority interest in income of
 Marathon Ashland Petroleum LLC                       704       498       447
                                                 --------  --------  --------
Income from continuing operations before income
 taxes                                              2,077       896       966
Provision for income taxes                            759       476       320
                                                 --------  --------  --------
Income from continuing operations                   1,318       420       646

Discontinued operations
Income (loss) from discontinued operations           (169)       (9)       59
Loss on disposition of United States Steel
 Corporation                                         (984)       -         -
                                                 --------  --------  --------
Income before extraordinary losses and
 cumulative effect of change in accounting
 principle                                            165       411       705
Extraordinary losses                                   -         -         (7)
Cumulative effect of change in accounting
 principle                                             (8)       -         -
                                                 --------  --------  --------
Net income                                       $    157  $    411  $    698
------------------------------------------------------------------------------

Included in revenues and costs and expenses for 2001, 2000 and 1999 were $4,404 million, $4,344 million and $3,973 million, respectively, representing consumer excise taxes on petroleum products and merchandise.

The accompanying notes are an integral part of these consolidated financial statements.

Income Per Common Share

(Dollars in millions, except per share data)   2001     2000    1999
---------------------------------------------------------------------
MARATHON COMMON STOCK
 Income from continuing operations
  applicable to Common Stock                  $ 1,317  $  420  $  646
                                              -------  ------  ------
 Net income applicable to Common Stock        $   377  $  432  $  654
                                              -------  ------  ------
 Per Share Data
  Basic and diluted:
  Income from continuing operations           $  4.26  $ 1.35  $ 2.09
                                              -------  ------  ------
  Net income                                  $  1.22  $ 1.39  $ 2.11
                                              -------  ------  ------
STEEL STOCK
 Net income (loss) applicable to Steel Stock  $  (243) $  (29) $   35
                                              -------  ------  ------
 Per Share Data
  Basic:
  Net income (loss)                           $ (2.73) $ (.33) $  .40
                                              -------  ------  ------
  Diluted:
  Net income (loss)                           $ (2.74) $ (.33) $  .40
---------------------------------------------------------------------

See Note 8, for a description and computation of income per common share.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet

(Dollars in millions)                         December 31   2001      2000
-----------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                $    657  $    340
 Receivables, less allowance for doubtful accounts of $8
  and $3                                                     1,708     2,262
 Receivables from United States Steel                           64         5
 Inventories                                                 1,851     1,867
 Assets held for sale                                           16       330
 Deferred income tax benefits                                   13        60
 Other current assets                                          102       121
                                                          --------  --------
  Total current assets                                       4,411     4,985
Investments and long-term receivables                        1,076       362
Net investment in United States Steel                           -      1,919
Receivables from United States Steel                           551        -
Property, plant and equipment - net                          9,578     9,375
Prepaid pensions                                               207       207
Other noncurrent assets                                        306       303
                                                          --------  --------
  Total assets                                            $ 16,129  $ 17,151
-----------------------------------------------------------------------------
Liabilities
Current liabilities:
 Notes payable                                            $     -   $     80
 Accounts payable                                            2,431     3,019
 Payable to United States Steel                                 28       366
 Payroll and benefits payable                                  243       230
 Accrued taxes                                                 171       108
 Accrued interest                                               85        61
 Obligations to repay preferred securities                     295        -
 Long-term debt due within one year                            215       148
                                                          --------  --------
  Total current liabilities                                  3,468     4,012
Long-term debt                                               3,432     1,937
Deferred income taxes                                        1,297     1,354
Employee benefits                                              677       648
Payable to United States Steel                                   8        97
Deferred credits and other liabilities                         344       315
Preferred stock of subsidiary                                   -        184
Minority interest in Marathon Ashland Petroleum LLC          1,963     1,840
Stockholders' Equity
Preferred stock -
 6.50% Cumulative Convertible issued -
  2,413,487 shares ($121 liquidation preference) at
   December 31, 2000                                            -          2
Common stocks:
 Common Stock issued - 312,165,978 shares at December 31,
  2001 and 2000 (par value $1 per share, authorized
  550,000,000 shares)                                          312       312
 Steel Stock issued - 88,767,395 shares at December 31,
  2000
  (par value $1 per share, authorized 200,000,000 shares)       -         89
 Securities exchangeable solely into Common Stock -
  issued - 281,148 shares at December 31, 2000                  -         -
 Common Stock held in treasury - 2,770,929 shares at
  December 31, 2001 and 3,899,714 shares at December 31,
  2000                                                         (74)     (104)
Additional paid-in capital                                   3,035     4,676
Retained earnings                                            1,643     1,847
Accumulated other comprehensive income (loss)                   34       (50)
Deferred compensation                                          (10)       (8)
                                                          --------  --------
  Total stockholders' equity                                 4,940     6,764
                                                          --------  --------
  Total liabilities and stockholders' equity              $ 16,129  $ 17,151
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

(Dollars in millions)                             2001     2000     1999
---------------------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents
Operating activities:
Net income                                       $   157  $   411  $   698
Adjustments to reconcile to net cash provided
 from operating activities:
  Cumulative effect of change in accounting
   principle                                           8       -        -
  Extraordinary losses                                -        -         7
  Loss (income) from discontinued operations         169        9      (59)
  Loss on disposition of United States Steel         984       -        -
  Minority interest in income of Marathon
   Ashland Petroleum LLC                             704      498      447
  Depreciation, depletion and amortization         1,236    1,245      950
  Exploratory dry well costs                          60       86      109
  Inventory market valuation charges (credits)        72       -      (551)
  Deferred income taxes                             (217)    (240)     105
  Net losses on disposal of assets                   177      785       -
  Changes in: Current receivables                    172     (377)    (844)
       Inventories                                   (66)      17      (63)
       Current accounts payable and accrued
        expenses                                    (601)     717    1,106
  All other - net                                     64       (5)     103
                                                 -------  -------  -------
   Net cash provided from continuing operations    2,919    3,146    2,008
   Net cash provided from (used in)
    discontinued operations                          717     (615)     (72)
                                                 -------  -------  -------
   Net cash provided from operating activities     3,636    2,531    1,936
                                                 -------  -------  -------
Investing activities:
Capital expenditures                              (1,639)  (1,425)  (1,378)
Acquisition of Pennaco Energy, Inc.                 (506)      -        -
Disposal of assets                                   296      539      356
Cash held by United States Steel upon
 disposition                                        (147)      -        -
Restricted cash - withdrawals                         67      271       45
      - deposits                                     (62)    (268)     (44)
Investees - investments                              (17)     (65)     (59)
    - loans and advances                              (6)      (6)     (70)
    - returns and repayments                          10       10        1
All other - net                                        5       21      (25)
                                                 -------  -------  -------
   Net cash used in continuing operations         (1,999)    (923)  (1,174)
   Net cash used in discontinued operations         (245)    (270)    (294)
                                                 -------  -------  -------
   Net cash used in investing activities          (2,244)  (1,193)  (1,468)
Financing activities:
Commercial paper and revolving credit
 arrangements--net                                   (51)      62     (381)
Other debt - borrowings                              649      273      810
     - repayments                                   (758)    (339)    (242)
Redemption of preferred stock of subsidiary         (223)      -        -
Preferred stock repurchased                           -       (12)      (2)
Common stock - issued                                 -        -        89
      - repurchased                                   (1)    (105)      -
Treasury common stock reissued                        12        1       -
Dividends paid                                      (341)    (371)    (354)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                     (577)    (420)    (400)
                                                 -------  -------  -------
   Net cash used in financing activities          (1,290)    (911)    (480)
                                                 -------  -------  -------
Effect of exchange rate changes on cash:
 Continuing operations                                (3)      (2)      (1)
 Discontinued operations                              (1)       1       -
                                                 -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents                                          98      426      (13)
Cash and cash equivalents at beginning of year       559      133      146
                                                 -------  -------  -------
Cash and cash equivalents at end of year         $   657  $   559  $   133
---------------------------------------------------------------------------

Cash and cash equivalents at end of year for 2000 and 1999 include $219 million and $22 million, respectively, of cash held by United States Steel.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Equity

                                    Dollars in
                                     millions           Shares in thousands
                                 -------------------  -------------------------
                                 2001   2000   1999    2001     2000     1999
--------------------------------------------------------------------------------
Preferred stock -
 6.50% Cumulative Convertible:
  Balance at beginning of year   $   2  $   3  $   3    2,413    2,715    2,768
  Repurchased                       -      (1)    -        (9)    (302)     (53)
  Converted into Steel Stock        -      -      -        (1)      -        -
  Exchanged for debt                -      -      -      (195)      -        -
  Converted to right to receive
   cash at Separation               (2)    -      -    (2,208)      -        -
                                 -----  -----  -----  -------  -------  -------
  Balance at end of year         $  -   $   2  $   3       -     2,413    2,715
--------------------------------------------------------------------------------
Common stocks:
 Common Stock:
  Balance at beginning of year   $ 312  $ 312  $ 308  312,166  311,767  308,459
  Issued in public offering         -      -      -        -        -        67
  Issued for:
  Employee stock plans              -      -       3       -       391    2,903
  Dividend Reinvestment and
   Direct Stock Purchase Plan       -      -      -        -        -       120
  Exchangeable Shares               -      -       1       -         8      218
                                 -----  -----  -----  -------  -------  -------
  Balance at end of year         $ 312  $ 312  $ 312  312,166  312,166  311,767
--------------------------------------------------------------------------------
 Steel Stock:
  Balance at beginning of year   $  89  $  88  $  88   88,767   88,398   88,336
  Issued for:
  Employee stock plans              -       1     -       430      369       62
  Conversion of preferred stock     -      -      -         1       -        -
  Exchanged for investment in
   United States Steel             (89)    -      -   (89,198)      -        -
                                 -----  -----  -----  -------  -------  -------
  Balance at end of year         $  -   $  89  $  88       -    88,767   88,398
--------------------------------------------------------------------------------
 Securities exchangeable solely
  into
  Common Stock:
  Balance at beginning of year   $  -   $  -   $   1      281      289      507
  Exchanged for Common Stock        -      -      (1)    (281)      (8)    (218)
                                 -----  -----  -----  -------  -------  -------
  Balance at end of year         $  -   $  -   $  -        -       281      289
--------------------------------------------------------------------------------
Treasury common stocks, at
 cost:
 Common Stock:
 Balance at beginning of year    $(104) $  -   $  -    (3,900)      -        -
 Repurchased                        (1)  (105)    -       (27)  (3,957)      -
 Reissued for:
  Exchangeable shares                7     -      -       281       -        -
  Employee stock plans              24      1     -       875       43       -
  Nonemployee directors
   deferred compensation plan       -      -      -        -        14       -
                                 -----  -----  -----  -------  -------  -------
 Balance at end of year          $ (74) $(104) $  -    (2,771)  (3,900)      -
--------------------------------------------------------------------------------
 Steel Stock:
  Balance at beginning of year   $  -   $  -   $  -        -        -        -
  Repurchased                       -      -      -       (20)      -        -
  Reissued for employee stock
   plans                            -      -      -        18       -        -
  Distributed to United States
   Steel                            -      -      -         2       -        -
                                 -----  -----  -----  -------  -------  -------
  Balance at end of year         $  -   $  -   $  -        -        -        -
--------------------------------------------------------------------------------

                         (Table continued on next page)

                                                              Comprehensive
                                   Stockholders' Equity          Income
                                  ------------------------  -------------------
(Dollars in millions)              2001     2000     1999   2001   2000   1999
--------------------------------------------------------------------------------
Additional paid-in capital:
 Balance at beginning of year     $ 4,676  $ 4,673  $4,587
 Marathon Stock issued                  4        9      92
 Steel Stock issued                     8        5       2
 Exchanged for investment in
  United States Steel              (1,526)      -       -
 Exchangeable Shares exchanged
  for Common Stock                     (9)      -       (6)
 6.50% Preferred stock:
 Repurchased                           -       (11)     (2)
 Converted to right to receive
  cash at Separation                 (118)      -       -
                                  -------  -------  ------
Balance at end of year            $ 3,035  $ 4,676  $4,673
--------------------------------------------------------------------------------
Deferred compensation net of
 taxes:
 Balance at beginning of year     $    (8) $    -   $    1
 Change during year                   (11)      (8)     (1)
 Transfer to United States Steel        9       -       -
                                  -------  -------  ------
 Balance at end of year           $   (10) $    (8) $   -
--------------------------------------------------------------------------------
Retained earnings:
 Balance at beginning of year     $ 1,847  $ 1,807  $1,467
 Net income                           157      411     698  $ 157  $ 411  $ 698
 Excess redemption value over
  carrying value of preferred
  securities                          (20)      -       -
 Dividends on preferred stock          (8)      (8)     (9)
 Dividends on Common Stock (per
  share: $.92 in 2001, $.88 in
  2000 and $.84 in 1999)             (284)    (274)   (261)
 Dividends on Steel Stock (per
  share $.55 in 2001 and $1.00
  in 2000 and 1999)                   (49)     (89)    (88)
                                  -------  -------  ------
 Balance at end of year           $ 1,643  $ 1,847  $1,807
--------------------------------------------------------------------------------
Accumulated other comprehensive
 income (loss) net of taxes(a):
 Minimum pension liability
  adjustments:
 Balance at beginning of year     $   (21) $   (10) $  (37)
 Changes during year                  (13)     (11)     27    (13)   (11)    27
 Reclassified to earnings              20       -       -      20     -      -
                                  -------  -------  ------
 Balance at end of year               (14)     (21)    (10)
                                  -------  -------  ------
 Foreign currency translation
  adjustments:
 Balance at beginning of year     $   (29) $   (17) $  (11)
 Changes during year                   (3)     (12)     (6)    (3)   (12)    (6)
 Reclassified to earnings              29       -       -      29     -      -
                                  -------  -------  ------
 Balance at end of year                (3)     (29)    (17)
                                  -------  -------  ------
 Unrealized holding losses on
  investments:
 Balance at beginning of year     $    -   $    -   $   -
 Changes during year                   -        -       (1)    -      -      (1)
 Reclassified to earnings              -        -        1     -      -       1
                                  -------  -------  ------
 Balance at end of year                -        -       -
                                  -------  -------  ------
 Deferred gains (losses) on
  derivative instruments:
 Balance at beginning of year     $    -   $    -   $   -
 Cumulative effect adjustment          (8)      -       -      (8)    -      -
 Reclassification of the
  cumulative effect adjustment
  into earnings                        23       -       -      23     -      -
 Changes in fair value                 34       -       -      34     -      -
 Reclassification to earnings           2       -       -       2     -      -
                                  -------  -------  ------
 Balance at end of year           $    51  $    -   $   -
                                  -------  -------  ------
   Total balances at end of year  $    34  $   (50) $  (27)
--------------------------------------------------------------------------------
    Total comprehensive income                              $ 241  $ 388  $ 719
--------------------------------------------------------------------------------
Total stockholders' equity        $ 4,940  $ 6,764  $6,856
--------------------------------------------------------------------------------
(a) Related income tax provision
 (credit):                           2001     2000    1999
 Minimum pension liability
  adjustments                     $     4  $    (4) $   13
 Foreign currency translation
  adjustments                          -        (1)     (3)
 Net deferred gains on
  derivative instruments               27       -       -

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
1. Basis of Presentation

Marathon Oil Corporation (Marathon) was originally organized in 2001 as USX HoldCo, Inc., a wholly owned subsidiary of USX Corporation. As a result of a reorganization transaction completed in July 2001, USX HoldCo, Inc. (1) became the parent entity of the consolidated enterprise (the former USX Corporation was merged into a subsidiary of USX HoldCo, Inc.) and (2) changed its name to USX Corporation. In connection with the Separation transaction discussed below, USX Corporation changed its name to Marathon Oil Corporation. The accompanying consolidated financial statements reflect Marathon Oil
Corporation and its subsidiaries as the continuation of the consolidated enterprise.
   Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX-Marathon Group common stock (Marathon Stock), which was intended to reflect the performance of Marathon's energy business, and USX-U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon's steel business. As described further in Note 2, on December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel Corporation (United States Steel) to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).
   In connection with the Separation, Marathon's certificate of incorporation was amended on December 31, 2001 and, from that date, Marathon has only one class of common stock authorized.
   Marathon is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary Marathon Ashland Petroleum LLC (MAP); and other energy related businesses.
-------------------------------------------------------------------------------
2. Discontinued Operations

On December 31, 2001, in a tax-free distribution to holders of Steel Stock, Marathon exchanged the common stock of United States Steel for all outstanding shares of Steel Stock on a one-for-one basis. The net assets of United States Steel at Separation were approximately the same as the net assets attributable to Steel Stock immediately prior to the Separation, except for a value transfer of $900 million in the form of additional net debt and other financings retained by Marathon. During the last six months of 2001, United States Steel completed a number of financings so that upon Separation, the net debt and other financings of United States Steel as a separate legal entity would approximate the net debt and other financings attributable to Steel Stock. At December 31, 2001, the net debt and other financings of United States Steel was $54 million less than the net debt and other financings attributable to the Steel Stock, adjusted for the value transfer and certain one-time items related to the Separation. On February 6, 2002, United States Steel made a payment to Marathon of $54 million, plus applicable interest, to settle this difference.
   Marathon has accounted for the business of United States Steel as a discontinued operation. The income or loss from discontinued operations for the periods ended December 31, 2001, 2000 and 1999 represent the net income or loss attributable to Steel Stock for the periods presented, adjusted for corporate administrative expenses and interest expense (net of income tax effects) which may not be allocated to discontinued operations under generally accepted accounting principles in the United States of America (USGAAP). The loss on disposition of United States Steel represents the excess of the net investment in United States Steel over the aggregate fair market value of the outstanding shares of the Steel Stock at the time of the Separation. The net investment in United States Steel at December 31, 2000, represents the net assets attributable to Steel Stock at that date. Because operating and investing activities are separately identifiable to each of Marathon and United States Steel, such amounts have been separately disclosed in the statement of cash flows. Financing activities were managed on a centralized, consolidated basis. Therefore they have been reflected on a consolidated basis in the statement of cash flows.
   Transactions related to invested cash, debt and related interest and other financial costs, and preferred stock and related dividends were attributed to discontinued operations based on the cash flows of United States Steel for the periods presented and the initial capital structure attributable to Steel Stock. However, certain limitations on the amount of interest expense allocated to discontinued operations are required by USGAAP. Corporate general and administrative costs attributable to Steel Stock that were allocated using methods which considered certain measures of business activities, such as employment, investments and revenues, are not permitted to be classified as discontinued operations under USGAAP. Income taxes were allocated to discontinued operations in accordance with Marathon's tax allocation policy. In general, such policy provided that the consolidated tax provision and related tax payments or refunds were allocated to discontinued operations based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to United States Steel.

   The results of operations of United States Steel, subject to the limitations described above, have been reclassified as discontinued operations for all periods presented in the Statement of Income and are summarized as follows:

(In millions)                                   2001     2000     1999
------------------------------------------------------------------------
Revenues and other income                      $ 6,375  $ 6,132  $ 5,470
Costs and expenses                               6,755    6,010    5,308
                                               -------  -------  -------
Income (loss) from operations                     (380)     122      162
Net interest and other financial costs             101      105       74
                                               -------  -------  -------
Income (loss) before income taxes                 (481)      17       88
Provision (credit) for estimated income taxes     (312)      26       29
                                               -------  -------  -------
Net income (loss)                              $  (169) $    (9) $    59
------------------------------------------------------------------------

   The computation of the loss on disposition of United States Steel on December 31, 2001 was as follows:

(In millions)
-------------------------------------------------------------------------
Market value of Steel Stock (89,197,740 shares of stock
 issued and outstanding at $18.11 per share)                     $ 1,615
Less:
 Net investment in United States Steel                             2,564
 Costs associated with the Separation, net of tax                     35
                                                                 -------
Loss on disposition of United States Steel                       $  (984)
-------------------------------------------------------------------------

   The net investment in United States Steel as of December 31, 2000 was comprised of:

(In millions)
------------------------------------------------------
Current assets                                 $ 2,717
Property, plant and equipment - net              2,739
Prepaid pensions                                 2,672
Other noncurrent assets                            583
                                               -------
  Total assets                                   8,711
                                               -------
Current liabilities                              1,391
Long-term debt                                   2,236
Employee benefits                                1,767
Other liabilities                                1,149
Preferred stock of subsidiary                       66
Trust preferred securities                         183
                                               -------
  Total liabilities                              6,792
                                               -------
 Net investment in United States Steel         $ 1,919
------------------------------------------------------

   On March 23, 2001, Transtar, Inc. (Transtar) completed its previously announced reorganization with its two voting shareholders, United States Steel and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, United States Steel became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. United States Steel accounted for the change in its ownership interest in Transtar using the purchase method of accounting. United States Steel recognized in 2001 a pretax gain of $68 million (included in dividend and investee income) and a favorable deferred tax adjustment of $33 million related to this transaction. United States Steel previously accounted for its investment in Transtar under the equity method of accounting.
   On March 1, 2001, United States Steel completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, United States Steel assumed approximately $66 million of certain employee related obligations from LTV.
The acquisition was accounted for using the purchase method of accounting. Results of operations for the year 2001 include the operations of East Chicago Tin from the date of acquisition.
   On November 24, 2000, United States Steel acquired U. S. Steel Kosice, s.r.o. (USSK), which is located in the Slovak Republic. USSK was formed in
June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The cash purchase price was $69 million. Additional payments to VSZ totaling $75 million, which were contingent upon the performance of USSK in 2001, will be made in 2002 and 2003. The acquisition was accounted for under the purchase
method of accounting. The 2000 results of operations include the operations of USSK from the date of acquisition. Prior to this transaction, United States Steel and VSZ were equal partners in VSZ U. S. Steel, s.r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK included VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS was accounted for under the purchase method of accounting. Previously, United States Steel had accounted for its investment in VSZUSS under the equity method of accounting.
   Marathon remains primarily obligated for certain financings for which
United States Steel has assumed responsibility for repayment under the terms of the Separation. These obligations totaled $561 million at December 31,
2001. When United States Steel makes payments on the principal of these financings, both the receivable and the obligation will be reduced. In addition, Marathon remains contingently liable for certain operating lease obligations of United States Steel, which totaled $115 million at December 31, 2001. As discussed in Note 26, Marathon has also guaranteed certain obligations related to the business of United States Steel.
   The Tax Sharing Agreement between Marathon and United States Steel governing the liability for and administration of tax matters for periods prior to the Separation is discussed in Note 18.
-------------------------------------------------------------------------------
3. Summary of Principal Accounting Policies


Principles applied in consolidation - These consolidated financial statements include the accounts of the businesses comprising Marathon.
   Investments in unincorporated oil and gas joint ventures, undivided interest pipelines and jointly owned gas processing plants are consolidated on a pro rata basis.
   Investments in entities over which Marathon has significant influence are accounted for using the equity method of accounting and are carried at Marathon's share of net assets plus loans and advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into earnings in accordance with the underlying remaining useful life of the associated assets.
   Investments in companies whose stock is publicly traded are carried at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.
   Dividend and investee income includes Marathon's proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.
   Gains or losses from a change in ownership of a consolidated subsidiary or an unconsolidated investee are recognized in the period of change.

Use of estimates - Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; liabilities for tax deficiencies and litigation claims and settlements; and assets and obligations related to employee benefits. Additionally, certain estimated liabilities are recorded when management commits to a plan to close an operating facility or to exit a business activity. Actual results could differ from the estimates and assumptions used.

Revenue recognition - Revenues are recognized generally when products are shipped or services are provided to customers, the sales price is fixed and determinable, and collectibility is reasonably assured. Costs associated with revenues, including shipping and other transportation costs, are recorded in cost of revenues. Matching buy/sell transactions settled in cash are recorded in both revenues and cost of revenues as separate sales and purchase transactions, with no net effect on income. Marathon follows the sales method of accounting for gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

Cash and cash equivalents - Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

Inventories - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

Derivative instruments - Marathon uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Management has authorized the use of futures, forwards, swaps and options to reduce the effects of fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products and also certain business transactions denominated in foreign currencies. Changes in the fair value of all derivatives are recognized immediately in earnings, either within revenues or cost of revenues, unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures.
   For derivatives qualifying as hedges of future cash flows or certain foreign currency exposures, the effective portion of any changes in fair value is recognized in a component of stockholders' equity called other comprehensive income and then reclassified to earnings, either within revenues or cost of revenues, when the underlying anticipated transaction is consummated. Any ineffective portion of such hedges is recognized in earnings as it occurs.
   For derivatives designated as hedges of the fair value of recognized assets, liabilities or firm commitments, changes in the fair value of both the hedged item and the related derivative are recognized immediately in earnings, either within revenues or cost of revenues, with an offsetting effect included in the basis of the hedged item. The net effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

Property, plant and equipment - Marathon uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.
   Capitalized costs of producing oil and gas properties are depreciated and depleted by the units-of-production method. Support equipment and other property, plant and equipment are depreciated over their estimated useful lives.
   Marathon evaluates its oil and gas producing properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure, using undiscounted future cash flows based on total proved and risk-adjusted probable and possible reserves. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future cash flows based on total proved and risk-adjusted probable and possible reserves or, if available, comparable market values. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Other unproved properties are amortized over their remaining holding period.
   For property, plant and equipment unrelated to oil and gas producing activities, depreciation is generally computed on the straight-line method over their estimated useful lives.
   When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

Major maintenance activities - Marathon incurs planned major maintenance costs primarily for refinery turnarounds. Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

Environmental liabilities - Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets' environmental safety or efficiency. Marathon provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted in certain instances. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based upon estimated proved oil and gas reserves on a units-of-production method.

Stock-based compensation - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to apply the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Deferred taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include Marathon's expectation to generate sufficient future taxable income including future foreign source income, tax credits, operating loss carryforwards, and management's intent regarding the permanent reinvestment of the earnings from certain foreign subsidiaries.

Reclassifications - Certain reclassifications of prior years' data have been made to conform to 2001 classifications.
-------------------------------------------------------------------------------
4. New Accounting Standards

Adopted in 2001 - Effective January 1, 2001, Marathon adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Statement, as amended, requires recognition of all derivatives at fair value as either assets or liabilities.
   The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income, net of a tax benefit of $5 million, was $8 million. The unfavorable cumulative effect included within Other Comprehensive Income (OCI), net of a tax benefit of $4 million, was $8 million.
   A portion of the cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in OCI which relates only to deferred gains or losses for hedge transactions as of December 31, 2000. OCI is also impacted by the changes in fair value associated with cash flow hedges. A reconciliation of the changes in OCI relating to derivative instruments is included in the Statement of Stockholders' Equity.
   Of the $51 million recorded in OCI net of income taxes as of December 31, 2001, $21 million is expected to be reclassified to earnings over the 12-month period ending December 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary as a result of changes in fair value.

To be adopted in future periods - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143).
   SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. This Statement establishes specific criteria for the allocation of purchase price to intangible assets separately from goodwill for all business combinations made after June 30, 2001.
   SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. Marathon will adopt SFAS No. 142 effective January 1, 2002, as required. At that time, annual amortization of existing goodwill of $3 million, net of tax, will cease on the unamortized portion associated with previous acquisitions and certain investments accounted for under the equity method. As required, a transitional impairment test is required for existing goodwill as of the date of adoption of this Standard. This test must be completed within the first year. Any loss resulting from applying the transitional impairment test will be reported as a cumulative effect of a change in accounting principle. Goodwill recorded after adoption of this Standard is to be tested for impairment at least annually and any resulting impairment is included in income from operations.
   SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Marathon will adopt this Statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, Marathon cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.
   In August 2001, the FASB approved SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. Marathon will adopt the Statement prospectively effective January 1, 2002.

-------------------------------------------------------------------------------
5. Extraordinary Losses

In 1999, Marathon irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of Marathon's obligation under its 6 3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity. All shares were required for satisfaction of the indexed debt; therefore, none reverted back to Marathon.
   As a result of the above transaction, Marathon recorded in 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in income (loss) from discontinued operations. Since Marathon's investment in RTI was attributed to United States Steel, the indexed debt was also attributed to United States Steel.
   In 1999, Republic Technologies International, LLC, an equity investee of United States Steel, recorded an extraordinary loss related to the early extinguishment of debt. As a result, Marathon recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.

-------------------------------------------------------------------------------
6. Business Combinations

In the first quarter 2001, Marathon acquired Pennaco Energy, Inc. (Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the preliminary fair value of net assets acquired (goodwill) was $70 million and was originally to be amortized over 17 years. However, with the adoption of SFAS No. 142, effective January 1, 2002, Marathon will cease the amortization of goodwill and will test the unamortized balance for impairment on an annual basis. Results of operations for the year 2001 include the results of Pennaco from February 7, 2001.
   The following unaudited pro forma data includes the results of operations of the Pennaco acquisition giving effect to it as if it had been consummated at the beginning of the years presented. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(In millions, except per share amounts)         2001     2000
---------------------------------------------------------------
Revenues and other income                     $ 33,074 $ 33,852
Income from continuing operations                1,314      389
Net income                                         374      401
Per share amounts applicable to Common Stock
 Income from continuing operations - basic        4.25     1.25
             - diluted                            4.24     1.25
 Net income - basic and diluted                   1.21     1.29
---------------------------------------------------------------

-------------------------------------------------------------------------------
7. Other Items

(In millions)                                       2001   2000   1999
------------------------------------------------------------------------
Net interest and other financial costs
 from continuing operations
  Interest and other financial income:
  Interest income                                   $  29  $  26  $  15
  Other                                                (6)    (2)   (13)
                                                    -----  -----  -----
   Total                                               23     24      2
                                                    -----  -----  -----
  Interest and other financial costs:
  Interest incurred                                   203    240    281
  Less interest capitalized                            26     16     20
                                                    -----  -----  -----
   Net interest                                       177    224    261
  Interest on tax issues                               (2)     6      5
  Financial costs on preferred stock of subsidiary     11     17     17
  Amortization of discounts                             2      2      2
  Other                                                 8     11      5
                                                    -----  -----  -----
   Total                                              196    260    290
                                                    -----  -----  -----
 Net interest and other financial costs             $ 173  $ 236  $ 288
------------------------------------------------------------------------

Foreign currency transactions

For 2001, 2000 and 1999, the aggregate foreign currency transaction gains (losses) from continuing operations included in determining net income were $2 million, $30 million and $(12) million, respectively.

-------------------------------------------------------------------------------
8. Income Per Common Share

Basic net income (loss) per share is calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding.
   Diluted net income (loss) per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, provided the effect is not antidilutive.

                        COMPUTATION OF INCOME PER SHARE

                               2001                2000                1999
                         ------------------  ------------------  ------------------
(Dollars in millions,
except per share data)    Basic    Diluted    Basic    Diluted    Basic    Diluted
------------------------------------------------------------------------------------
COMMON STOCK
Income from continuing
 operations              $  1,318  $  1,318  $    420  $    420  $    646  $    646
Excess redemption value
 of preferred
 securities                    (1)       (1)       -         -         -         -
                         --------  --------  --------  --------  --------  --------
 Income from continuing
  operations applicable
  to Common Stock           1,317     1,317       420       420       646       646
Expenses included in
 income from continuing
 operations applicable
 to Steel Stock                41        41        12        12         8         8
Loss on disposition of
 United States Steel         (984)     (984)       -         -         -         -
Expenses included in
 loss on disposition of
 United States Steel
 applicable to Steel
 Stock                         11        11        -         -         -         -
Cumulative effect of
 change in accounting
 principle                     (8)       (8)       -         -         -         -
                         --------  --------  --------  --------  --------  --------
Net income applicable
 to Common Stock         $    377  $    377  $    432  $    432  $    654  $    654
                         ========  ========  ========  ========  ========  ========
Shares of common stock
 outstanding
 (thousands):
 Average number of
  common shares
  outstanding             309,150   309,150   311,531   311,531   309,696   309,696
 Effect of dilutive
  securities - stock
  options                      -        360        -        230        --       314
                         --------  --------  --------  --------  --------  --------
 Average common shares
  including dilutive
  effect                  309,150   309,510   311,531   311,761   309,696   310,010
                         ========  ========  ========  ========  ========  ========
 Per share:
 Income from continuing
  operations             $   4.26  $   4.26  $   1.35  $   1.35  $   2.09  $   2.09
                         ========  ========  ========  ========  ========  ========
 Loss on disposition of
  United States Steel    $  (3.18) $  (3.18) $     -   $     -   $     -   $     -
                         ========  ========  ========  ========  ========  ========
 Cumulative effect of
  change in accounting
  principle              $   (.03) $   (.03) $     -   $     -   $     -   $     -
                         ========  ========  ========  ========  ========  ========
 Net income              $   1.22  $   1.22  $   1.39  $   1.39  $   2.11  $   2.11
------------------------------------------------------------------------------------
STEEL STOCK
Income (loss) from
 discontinued
 operations              $   (169) $   (169) $     (9) $     (9) $     59  $     59
Expenses included in
 income from continuing
 operations applicable
 to Steel Stock               (41)      (41)      (12)      (12)       (8)       (8)
Expenses included in
 loss on disposition of
 United States Steel
 applicable to Steel
 Stock                        (11)      (11)       --        -         -         -
Preferred stock
 dividends                     (8)       (8)       (8)       (8)       (9)       (9)
Loss on redemption of
 preferred securities         (14)      (14)       -         -         -         -
Extraordinary losses           -         -         -         -         (7)       (7)
                         --------  --------  --------  --------  --------  --------
Net income (loss)
 applicable to Steel
 Stock                   $   (243) $   (243) $    (29) $    (29) $     35  $     35
                         ========  ========  ========  ========  ========  ========
Shares of common stock
 outstanding
 (thousands):
 Average number of
  common shares
  outstanding              89,058    89,058    88,613    88,613    88,392    88,392
 Effect of dilutive
  securities - stock
  options                      -         -         -         -         -          4
                         --------  --------  --------  --------  --------  --------
 Average common shares
  including dilutive
  effect                   89,058    89,058    88,613    88,613    88,392    88,396
                         ========  ========  ========  ========  ========  ========
Per share:
 Income (loss) from
  discontinued
  operations             $  (1.90) $  (1.90) $   (.10) $   (.10) $    .67       .67
                         ========  ========  ========  ========  ========  ========
 Extraordinary losses    $     -   $     -   $     -   $     -   $   (.08) $   (.08)
                         ========  ========  ========  ========  ========  ========
 Net income (loss)       $  (2.73) $  (2.74) $   (.33) $   (.33) $    .40  $    .40
------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
9. Transactions Between MAP and Ashland

During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP.
   At December 31, 2001 and 2000, MAP had current receivables from Ashland of $19 million and $35 million, respectively, and current payables to Ashland of $20 million and $2 million, respectively.
   MAP has a $190 million revolving credit agreement with Ashland. Interest on borrowings is based on defined short-term market rates. At December 31, 2001 and 2000, there were no borrowings against this facility.
   During 2001, 2000 and 1999, MAP's sales to Ashland, consisting primarily of petroleum products, were $237 million, $285 million and $198 million, respectively, and MAP's purchases of products and services from Ashland were $29 million, $26 million and $22 million, respectively. Management believes these transactions were conducted under terms comparable to those with unrelated parties.

-------------------------------------------------------------------------------
10. Segment Information

Marathon's operations consist of three reportable operating segments: 1) Exploration and Production - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses. Other Energy Related Businesses is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide.

   Revenues by product line are:

(In millions)                        2001     2000     1999
-------------------------------------------------------------
Refined products                   $ 20,841 $ 22,513 $ 15,143
Merchandise                           2,506    2,441    2,194
Liquid hydrocarbons                   6,585    6,856    4,587
Natural gas                           2,933    2,459    1,429
Transportation and other products       154      158      196
                                   -------- -------- --------
  Total                            $ 33,019 $ 34,427 $ 23,549
-------------------------------------------------------------

   Segment income represents income from operations allocable to operating segments. Marathon corporate general and administrative costs are not allocated to operating segments. These costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities. Certain general and administrative costs related to all Marathon's operating segments in excess of amounts billed to MAP under service contracts and amounts charged out to operating segments under Marathon's shared services procedures also are not allocated to operating segments. Additionally, the following items are not allocated to operating segments: inventory market valuation adjustments, gain
(loss) on ownership change in MAP and certain other items not allocated to operating segments for business performance reporting purposes (see reconcilement table on page F-17).
   Information on assets by segment is not provided as it is not reviewed by the chief operating decision maker.

   The following presents information by operating segment:

                                             Refining,      Other
                               Exploration   Marketing      Energy
                                   and          and        Related
(In millions)                  Production  Transportation Businesses  Total
-----------------------------------------------------------------------------
2001
Revenues and other income:
  Customer                       $ 3,991      $ 27,225     $ 1,803   $ 33,019
  Intersegment(a)                    495            21          71        587
  United States Steel(a)              21             1           8         30
  Equity in earnings of
   unconsolidated investees           59            41          18        118
  Other                               14            68          15         97
                                 -------      --------     -------   --------
  Total revenues and other
   income                        $ 4,580      $ 27,356     $ 1,915   $ 33,851
                                 =======      ========     =======   ========
Segment income                   $ 1,421      $  1,914     $    60   $  3,395
Significant noncash items
 included in segment income -
 Depreciation, depletion and
  amortization(b)                    868           345           4      1,217
Capital expenditures(c)              937           591           8      1,536
-----------------------------------------------------------------------------
2000
Revenues and other income:
  Customer                       $ 4,177      $ 28,693     $ 1,557   $ 34,427
  Intersegment(a)                    412            83          78        573
  United States Steel(a)              30             1          29         60
  Equity in earnings of
   unconsolidated investees           47            22          15         84
  Other                               21            50          12         83
                                 -------      --------     -------   --------
  Total revenues and other
   income                        $ 4,687      $ 28,849     $ 1,691   $ 35,227
                                 =======      ========     =======   ========
Segment income                   $ 1,531      $  1,273     $    42   $  2,846
Significant noncash items
 included in segment income -
 Depreciation, depletion and
  amortization(b)                    723           315           3      1,041
Capital expenditures(c)              742           656           2      1,400
-----------------------------------------------------------------------------
1999
Revenues and other income:
  Customer                       $ 2,855      $ 19,962     $   732   $ 23,549
  Intersegment(a)                    202            47          40        289
  United States Steel(a)              19            -           22         41
  Equity in earnings (losses)
   of unconsolidated investees        (2)           17          26         41
  Other                               30            50          15         95
                                 -------      --------     -------   --------
  Total revenues and other
   income                        $ 3,104      $ 20,076     $   835   $ 24,015
                                 =======      ========     =======   ========
Segment income                   $   618      $    611     $    61   $  1,290
Significant noncash items
 included in segment income -
 Depreciation, depletion and
  amortization(b)                    638           280           5        923
Capital expenditures(c)              744           612           4      1,360
-----------------------------------------------------------------------------

(a) Management believes intersegment transactions and transactions with United States Steel were conducted under terms comparable to those with unrelated parties.
(b) Differences between segment totals and Marathon totals represent amounts included in administrative expenses and international and domestic oil and gas property impairments.
(c) Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

  The following schedules reconcile segment amounts to amounts reported in Marathon's consolidated financial statements:

(In millions)                                       2001      2000      1999
-------------------------------------------------------------------------------
Revenues and Other Income:
 Revenues and other income of reportable segments $ 33,851  $ 35,227  $ 24,015
 Items not allocated to segments:
  Loss related to sale of certain Canadian assets     (221)       -         -
  Joint venture formation charges                       -       (931)       -
  Gain (loss) on ownership change in MAP                (6)       12        17
  Net gains (losses) on certain asset sales             -        124       (36)
  Gain on offshore lease resolution with U.S.
   Government                                           59        -         -
 Elimination of intersegment revenues                 (587)     (573)     (289)
 Elimination of sales to United States Steel           (30)      (60)      (41)
                                                  --------  --------  --------
  Total revenues and other income                 $ 33,066  $ 33,799  $ 23,666
                                                  ========  ========  ========
Income from Operations:
 Income for reportable segments                   $  3,395  $  2,846  $  1,290
 Items not allocated to segments:
  Administrative expenses                             (162)     (136)     (108)
  Gain on offshore lease resolution with U.S.
   Government                                           59        -         -
  Loss related to sale of certain Canadian assets     (221)       -         -
  Net gains (losses) on certain asset sales             -        124       (36)
  Joint venture formation charges                       -       (931)       -
  Impairment of certain oil and gas properties,
   and assets held for sale                             -       (197)      (16)
  Gain (loss) on ownership change in MAP                (6)       12        17
  Inventory market valuation adjustments               (72)       -        551
  Other(a)                                             (39)      (88)        3
                                                  --------  --------  --------
  Total income from operations                    $  2,954  $  1,630  $  1,701
-------------------------------------------------------------------------------

(a) Includes selling, general and administrative expenses related to Steel Stock for all periods presented. Includes costs related to Separation in 2001. Includes reorganization charges in 2000. Includes costs of a voluntary early retirement program in 1999.

Geographic Area:
  The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                      Revenues and Other Income
                              ------------------------------------------
                                   Within          Between
(In millions)            Year Geographic Areas Geographic Areas  Total    Assets(a)
-----------------------------------------------------------------------------------
United States            2001     $ 31,889         $    -       $ 31,889   $ 8,046
                         2000       32,179              -         32,179     6,711
                         1999       22,675              -         22,675     7,555
Canada                   2001          390             871         1,261       498
                         2000          856             899         1,755       940
                         1999          426             521           947     1,112
United Kingdom           2001          680              -            680     1,534
                         2000          567              -            567     1,698
                         1999          459              -            459     1,581
Other Foreign Countries  2001          107             134           241       474
                         2000          197             188           385       310
                         1999          106              88           194       735
Eliminations             2001           -           (1,005)       (1,005)       -
                         2000           -           (1,087)       (1,087)       -
                         1999           -             (609)         (609)       -
  Total                  2001     $ 33,066         $    -       $ 33,066   $10,552
                         2000       33,799              -         33,799     9,659
                         1999       23,666              -         23,666    10,983
-----------------------------------------------------------------------------------

(a) Includes property, plant and equipment and investments.

-------------------------------------------------------------------------------
11. Leases


Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                               Capital Operating
(In millions)                                  Leases   Leases
----------------------------------------------------------------
2002                                            $ 12    $  116
2003                                              12        90
2004                                              12        77
2005                                              12       120
2006                                              12        34
Later years                                       78        97
Sublease rentals                                  -       (112)
                                                ----    ------
  Total minimum lease payments                   138    $  422
                                                        ======
Less imputed interest costs                       47
                                                ----
  Present value of net minimum lease payments
   included in long-term debt                   $ 91
----------------------------------------------------------------

   In connection with past sales of various plants and operations, United States Steel assigned and the purchasers assumed certain leases of major equipment used in the divested plants and operations. In the event of a default by any of the purchasers, United States Steel has assumed these obligations; however, Marathon remains primarily obligated under these leases. Minimum lease payments under these operating leases of $96 million have been included above and an equal amount has been reported as sublease rentals.
   Of the $91 million present value of net minimum capital lease payments, $84 million was related to sale-leaseback financing assumed by United States Steel under the Financial Matters Agreement. For additional information, see Note
13. Of the $422 million total minimum operating lease payments, $19 million was assumed by United States Steel under the Financial Matters Agreement.
   Operating lease rental expense from continuing operations:

(In millions)         2001   2000   1999
------------------------------------------
Minimum rental        $ 159  $ 156  $ 149
Contingent rental        15     13     11
Sublease rentals        (11)   (13)   (13)
                      -----  -----  -----
  Net rental expense  $ 163  $ 156  $ 147
------------------------------------------

   Marathon leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of Marathon, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $101 million may be declared immediately due and payable.
-------------------------------------------------------------------------------
12. Short-Term Debt


In November 2001, Marathon renewed its $451 million 364-day revolving credit agreement, which now terminates in November 2002. Interest is based on defined short-term market rates. During the term of the agreement, Marathon is obligated to pay a facility fee on total commitments, which at December 31, 2001, was 0.10%. At December 31, 2001, there were no borrowings against this facility. Additionally, Marathon has an aggregate of $550 million in three other short-term credit facilities. Interest is based on short-term market rates. At December 31, 2001, there were no borrowings against these facilities.
   In July 2001, MAP renewed its $100 million 364-day revolving credit agreement, which now terminates in July 2002. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a facility fee on total commitments, which at December 31, 2001 was 0.11%. At December 31, 2001, there were no borrowings against this facility. Additionally, MAP has a revolving credit agreement with Ashland as discussed in Note 9.

-------------------------------------------------------------------------------
13. Long-Term Debt


                                    Interest                     December 31
(In millions)                      Rates - %        Maturity    2001    2000
-------------------------------------------------------------------------------
Marathon:
 Revolving credit
  facility(a)                                         2005     $   475 $   300
 Commercial paper(a)          7.68                                  -       77
 Notes payable                6.57 - 9 5/8         2002 - 2023   2,281   2,505
 Obligations relating to
  Industrial Development and
  Environmental Improvement
  Bonds and Notes(b)          1 17/25 - 6 7/8      2009 - 2033     499     494
 Receivables facility(c)                              2004          -      350
 Sale-leaseback financing(d)                       2002 - 2012      84      88
Consolidated subsidiaries:
 Revolving credit
  facilities(e)                                       2003          -       -
 Loan facility(f)             8 1/2                   2010          -      325
 Guaranteed Notes             7                       2002         135     135
 Guaranteed Loan(g)           9 1/20               2002 - 2006     172     199
 All other obligations,
  including capital leases                         2002 - 2011       8      12
Amounts attributed to United
 States Steel(h)                                                    -   (2,387)
                                                               ------- -------
  Total(i)(j)                                                    3,654   2,098
Less unamortized discount                                            7      13
Less amount due within one
 year                                                              215     148
                                                               ------- -------
  Long-term debt due after
   one year                                                    $ 3,432 $ 1,937
-------------------------------------------------------------------------------

(a) Marathon has a $1,354 million 5-year revolving credit agreement, that terminates in November 2005. Interest on the facility is based on defined short-term market rates. During the term of the agreement, Marathon is obligated to pay a variable facility fee on total commitments, which at December 31, 2001 was 0.125%. At December 31, 2001, $475 million had been borrowed against this facility. Commercial paper is supported by the unused and available credit on the 5-year facility and, accordingly, is classified as long-term debt.
(b) United States Steel has assumed responsibility for repayment of $470 million of these obligations. At December 31, 2001, Environmental Improvement Bonds in the amount of $146 million were supported by letter of credit arrangements that could become short-term obligations under certain circumstances.
(c) United States Steel participated in a program, which was terminated in 2001, to sell an undivided interest in certain accounts receivable. The program was accounted for as a secured borrowing.
(d) This sale-leaseback financing arrangement relates to a lease of a slab caster at United States Steel's Fairfield Works facility in Alabama with a term through 2012. Marathon is the obligor under this lease. Under the Financial Matters Agreement, United States Steel has assumed responsibility for all obligations under this lease. This lease is an amortizing financing with a final maturity of 2012, subject to additional extensions.
(e) MAP has a $350 million revolving credit facility that terminates in July 2003. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2001 was 0.125%. At December 31, 2001, there were no borrowings or letters of credit outstanding against the revolving credit facility. In the event that MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, Marathon has guaranteed the payment of any outstanding obligations.
(f) A United States Steel subsidiary has a loan with a group of financial institutions aggregating $325 million. The loan bears interest at a fixed rate of 8.5% per annum. This obligation remained with United States Steel. Marathon has no ongoing responsibility associated with this debt.
(g) The Guaranteed Loan was used to fund a portion of the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.
(h) Long-term debt attributed to United States Steel was determined based on the cash flows of United States Steel and the initial capital structure attributable to Steel Stock and was included in net investment in United States Steel.
(i) Required payments of long-term debt for the years 2003-2006 are $188 million, $341 million, $520 million and $343 million, respectively.
(j) In the event of a change in control of Marathon, as defined in the related agreements, debt obligations totaling $3,297 million may be declared immediately due and payable. The principal obligations subject to such a provision are Notes payable - $2,255 million; Revolving credit facility -
  $475 million; Guaranteed Loan - $172 million; and Environmental Improvement Bonds - $151 million.

--------------------------------------------------------------------------------
14. Supplemental Cash Flow Information


(In Millions)                                          2001    2000     1999
-------------------------------------------------------------------------------
Net cash provided from operating activities
 from continuing operations included:
 Interest and other financial costs paid (net of
  amount capitalized)                                 $ (165) $  (270) $  (289)
 Income taxes paid to taxing authorities                (437)    (377)    (103)
 Income tax settlements received from (paid to)
  United States Steel                                   (819)     (91)       2
-------------------------------------------------------------------------------
Commercial paper and revolving credit arrangements -
  net:
 Commercial paper - issued                            $  389  $ 3,362  $ 6,282
           - repayments                                 (465)  (3,450)  (6,117)
 Credit agreements - borrowings                          925      437    5,529
           - repayments                                 (750)    (437)  (5,980)
 Other credit arrangements - net                        (150)     150      (95)
                                                      ------  -------  -------
  Total                                               $  (51) $    62  $  (381)
-------------------------------------------------------------------------------
Noncash investing and financing activities:
 Common Stock issued for dividend reinvestment and
  employee stock plans                                $   23  $    10  $     4
 Common Stock issued for Exchangeable Shares               9       -         7
 Investee preferred stock received in conversion of
  investee loan                                           -        -       142
 Capital expenditures for which payment has been
  deferred                                                29       -        -
 Disposal of assets:
  Exchange of Steel Stock for net investment in
   United States Steel                                 1,615       -        -
  Exchange of Sakhalin Energy Investment Company Ltd.     -       410       -
  Notes received                                          -         6       19
 Business combinations:
  Acquisition of Pennaco - liabilities assumed           309       -        -
  Other acquisitions - liabilities assumed                -        -        16
 Net assets contributed to joint ventures                571       -        -
 Preferred stocks exchanged for debt                      49       -        -
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
15. Transactions with United States Steel


Revenues and purchases - Marathon's revenues for sales to United States Steel totaled $30 million, $60 million and $41 million in 2001, 2000 and 1999, respectively. Marathon's purchases from United States Steel totaled $7 million in 2001 and $17 million in both 2000 and 1999. Marathon revenues for sales to United States Steel equity investees were $29 million in 2001, $28 million in 2000 and $22 million in 1999. Management believes these transactions were conducted under terms comparable to those with unrelated parties.

Receivables from/payables to United States Steel - At December 31, 2001 and 2000, amounts receivable or payable were included in the balance sheet as follows:

(In millions)                                          December 31 2001 2000
----------------------------------------------------------------------------
Receivables:
 Current:
  Trade receivables                                                $ -  $  1
  Income tax settlement receivable                                   -     4
  Separation settlement receivable                                   54   -
  Receivables related to debt and other obligations for which
   United States Steel has assumed responsibility for repayment      10   -
                                                                   ---- ----
   Current receivables from United States Steel                      64    5
                                                                   ---- ----
 Noncurrent:
  Receivables related to debt and other obligations for which
   United States Steel has assumed responsibility for repayment     551   -
                                                                   ---- ----
Payables:
 Current:
  Trade payables                                                     -     2
  Income tax settlement payable                                      28  364
                                                                   ---- ----
   Current payables to United States Steel                           28  366
                                                                   ---- ----
 Noncurrent:
  Estimated future income tax settlements payable                    -    97
  Reimbursements payable under nonqualified employee benefit plans    8   -
                                                                   ---- ----
   Noncurrent payables to United States Steel                      $  8 $ 97
----------------------------------------------------------------------------

   In connection with the Separation, Marathon and United States Steel entered into the following Agreements:

Financial Matters Agreement - This agreement establishes the responsibilities of Marathon and United States Steel relating to certain corporate obligations of Marathon at the time of Separation as follows:

  . The assumption by United States Steel of payment responsibility for certain industrial revenue bonds and certain other financial obligations of Marathon. See Note 13 for details.

  . Obligations for which Marathon is solely responsible. See Note 13 for details of Marathon's debt obligations.

  . Obligations of Marathon for which United States Steel remains contingently liable.

  . Obligations of United States Steel for which Marathon remains contingently liable. See Notes 11 and 26 for details.

Tax Sharing Agreement - See Note 18, for a discussion of this agreement.

Transition Services Agreement - This agreement provides that, to the extent that one company or the other is not able to immediately service its own needs relating to services formerly managed on a corporate-wide basis, Marathon and United States Steel will provide such services to the other to the extent requested if the providing company is able to do so. Such agreements will be for a term of up to twelve months and be on a cost reimbursement basis.

License Agreement - This agreement granted to United States Steel a non-exclusive license to use the USX name rights and certain intellectual property with the right to sublicense to subsidiaries.

Insurance Assistance Agreement - This agreement provides for the division of responsibility for joint insurance arrangements and the associated payment of insurance claims and deductibles following the Separation for claims associated with pre-Separation periods.

-------------------------------------------------------------------------------
16. Pensions and Other Postretirement Benefits


Marathon has noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans are based primarily upon years of service and final average pensionable earnings. Certain subsidiaries provide benefits for employees covered by other plans based primarily upon employees' service and career earnings.
   Marathon also has defined benefit retiree health care and life insurance plans (other benefits) covering most employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and most union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. Other benefits have not been prefunded.

                                          Pension                 Other
                                          Benefits              Benefits
                                       ------------------     --------------
(In millions)                           2001        2000       2001    2000
------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligations at January 1       $   938     $  868     $  575  $  478
Service cost                                55         52         14      14
Interest cost                               68         67         42      37
Plan amendments                             -           6         -        1
Actuarial (gains) losses                   197        121        (13)     46
Settlements, curtailments and
 termination benefits                       (6)       (99)        -       22
Benefits paid                              (95)       (77)       (28)    (23)
                                       -------     ------     ------  ------
Benefit obligations at December 31     $ 1,157     $  938     $  590  $  575
------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at January
 1                                     $ 1,079     $1,310
Actual return on plan assets               (35)        (8)
Employer contributions                      -           1
Trustee distributions(a)                   (20)       (18)
Settlements paid                            -        (134)
Benefits paid from plan assets             (82)       (72)
                                       -------     ------
Fair value of plan assets at December
 31                                    $   942     $1,079
------------------------------------------------------------------------------
Funded status of plans at December 31  $  (215)(b) $  141 (b) $ (590) $ (575)
Unrecognized net gain from transition      (14)       (18)        -       -
Unrecognized prior service costs
 (credits)                                  53         59        (51)    (59)
Unrecognized actuarial (gains) losses      299        (37)        97     115
Additional minimum liability(c)            (21)       (19)        -       -
                                       -------     ------     ------  ------
Prepaid (accrued) benefit cost         $   102     $  126     $ (544) $ (519)
------------------------------------------------------------------------------
(a) Represents transfers of excess pension assets to fund retiree health care benefits accounts under Section 420 of the Internal Revenue Code.
(b) Includes several plans that have accumulated benefit obligations in excess of plan assets:
                                        2001        2000
                                       -------     ------
  Aggregate accumulated benefit
   obligations                         $   (26)    $  (34)
  Aggregate projected benefit
   obligations                             (58)       (43)
  Aggregate plan assets                     -          -
(c)Additional minimum liability recorded was offset by the following:
  Intangible asset                     $    -      $    3
                                       =======     ======
  Accumulated other comprehensive income (losses):
   Beginning of year                   $   (11)    $   (3)
   Change during year (net of tax)          (3)        (8)
                                       -------     ------
   Balance at end of year              $   (14)    $  (11)

 Differences in accumulated other comprehensive losses between the above presentation and amounts reported in the statement of equity represent amounts related to the net investment in United States Steel.

-------------------------------------------------------------------------------

                                      Pension Benefits          Other Benefits
                                      ---------------------     ------------------
(In millions)                         2001   2000     1999      2001  2000    1999
-----------------------------------------------------------------------------------
Components of net periodic
 benefit cost (credit) -
 continuing operations
Service cost                          $  55  $  52    $  65     $ 14  $ 14    $ 17
Interest cost                            68     67       67       42    37      36
Expected return on plan assets         (107)  (117)    (114)      -     -       -
Amortization - net transition gain       (4)    (4)      (5)      -     -       -
      - prior service costs (credits)     5      4        4       (7)  (10)     (8)
      - actuarial (gains) losses         -      (9)       1        4     3       7
Multiemployer and other plans             5      5        5       -     -       -
Settlement and termination (gain)
 loss                                     3     32(a)    (7)(a)   -     21(a)   -
                                      -----  -----    -----     ----  ----    ----
Net periodic benefit cost             $  25  $  30    $  16     $ 53  $ 65    $ 52
-----------------------------------------------------------------------------------

(a) Includes voluntary early retirement programs.

                                           Pension Benefits  Other Benefits
                                           ----------------- ---------------
                                             2001     2000    2001    2000
----------------------------------------------------------------------------
Weighted average actuarial assumptions at
 December 31:
Discount rate                                  7.0%     7.5%    7.0%    7.5%
Expected annual return on plan assets          9.5%     9.5%     n/a     n/a
Increase in compensation rate                  5.0%     5.0%    5.0%    5.0%
----------------------------------------------------------------------------

   For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter.
   A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                              1-Percentage-  1-Percentage-
(In millions)                                 Point Increase Point Decrease
---------------------------------------------------------------------------
Effect on total of service and interest cost
 components                                        $ 9            $ (7)
Effect on other postretirement benefit
 obligations                                        77             (63)
---------------------------------------------------------------------------

   Marathon also contributes to several defined contribution plans for salaried employees. Contributions to these plans, which for the most part are based on a percentage of the employees' salaries, totaled $35 million in 2001, $32 million in 2000 and $34 million in 1999.
-------------------------------------------------------------------------------
17. Property, Plant and Equipment


                                              December
(In millions)                                       31  2001    2000
----------------------------------------------------------------------
Production                                             $12,965 $12,266
Refining                                                 3,078   2,800
Marketing                                                2,043   2,286
Transportation                                           1,492   1,402
Other                                                      384     312
                                                       ------- -------
  Total                                                 19,962  19,066
Less accumulated depreciation, depletion and
 amortization                                           10,384   9,691
                                                       ------- -------
  Net                                                  $ 9,578 $ 9,375
----------------------------------------------------------------------

   Property, plant and equipment includes gross assets acquired under capital leases of $8 million at December 31, 2001 and 2000, with related amounts in accumulated depreciation, depletion and amortization of $1 million at December 31, 2001.
   During 2000, Marathon recorded $193 million of impairments of certain E&P segment oil and gas properties, primarily located in Canada. The impairments were recorded due to reserve revisions as a result of production performance and disappointing drilling results. The fair value of the properties was determined using a discounted cash flow model, unless an indicative offer to purchase was available. Marathon used pricing assumptions based on forecasted prices applicable for the remaining life of the assets derived from current market conditions and long-term forecasts. The discounted cash flow calculation included risk-adjusted probable and possible reserve quantities. Impairment charges were included in depreciation, depletion and amortization.

-------------------------------------------------------------------------------
18. Income Taxes


Provisions (credits) for income taxes from continuing operations were:

                          2001                   2000                   1999
                 ---------------------- ---------------------- ----------------------
(In millions)    Current Deferred Total Current Deferred Total Current Deferred Total
--------------------------------------------------------------------------------------
Federal           $ 706   $  (96) $ 610  $ 608   $ (144) $ 464  $ 187   $ 158   $ 345
State and local      86       16    102     53      (46)     7      3      (7)     (4)
Foreign             184     (137)    47     55      (50)     5     25     (46)    (21)
                  -----   ------  -----  -----   ------  -----  -----   -----   -----
   Total          $ 976   $ (217) $ 759  $ 716   $ (240) $ 476  $ 215   $ 105   $ 320
--------------------------------------------------------------------------------------

   A reconciliation of federal statutory tax rate (35%) to total provisions from continuing operations follows:

(In millions)                                          2001   2000   1999
---------------------------------------------------------------------------
Statutory rate applied to income before income taxes   $ 727  $ 314  $ 338
Effects of foreign operations:
 Impairment of deferred tax benefits(a)                   -     235     -
 Adjustments to foreign valuation allowances              -     (30)    -
 All other, including foreign tax credits                (30)   (30)   (18)
State and local income taxes after federal income tax
 effects                                                  66      5     (3)
Credits other than foreign tax credits                    (9)    (7)    (7)
Effects of partially owned companies                      (5)    (5)    (5)
Dispositions of subsidiary investments                    -      -       7
Adjustment of prior years' federal income taxes            3    (11)     4
Other                                                      7      5      4
                                                       -----  -----  -----
  Total provisions                                     $ 759  $ 476  $ 320
---------------------------------------------------------------------------

(a) During 2000, the amount of net deferred tax assets expected to be realized was reduced as a result of the change in the amount and timing of future foreign source income due to the exchange of Marathon's interest in Sakhalin Energy Investment Company Ltd. (Sakhalin Energy) for other oil and gas producing interests.

   Deferred tax assets and liabilities resulted from the following:

(In millions)                                   December 31    2001     2000
-------------------------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards (expiring in 2021)          $    13  $    -
 State tax loss carryforwards (expiring in 2007 through 2019)     153       70
 Foreign tax loss carryforwards (portions of which expire in
  2004 through 2008)                                              361      269
 Employee benefits                                                236      246
 Receivables, payables and debt                                     7       41
 Expected federal benefit for:
  Crediting certain foreign deferred income taxes                 288      315
  Deducting state deferred income taxes                            13       20
 Contingencies and other accruals                                 159      155
 Investments in subsidiaries and equity investees                  72       69
 Other                                                             56       60
 Valuation allowances:
  State                                                           (76)     (16)
  Foreign                                                        (285)    (252)
                                                              -------  -------
  Total deferred tax assets(b)                                    997      977
                                                              -------  -------
Deferred tax liabilities:
 Property, plant and equipment                                  1,705    1,642
 Inventory                                                        313      320
 Prepaid pensions                                                  82      119
 Other                                                            151      160
                                                              -------  -------
  Total deferred tax liabilities                                2,251    2,241
                                                              -------  -------
   Net deferred tax liabilities                               $ 1,254  $ 1,264
-------------------------------------------------------------------------------

(b) Marathon expects to generate sufficient future taxable income to realize the benefit of the deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and Marathon's tax profile in the years that such credits may be claimed.

   The consolidated tax returns of Marathon for the years 1992 through 1997 are under various stages of audit and administrative review by the IRS. Marathon believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.
   Pretax income from continuing operations included $102 million, $237 million and $66 million attributable to foreign sources in 2001, 2000 and 1999, respectively.
   Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2001, amounted to $342 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because Marathon intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $91 million would have been required.
   On December 31, 2001, the Separation Date, Marathon and United States Steel entered into a Tax Sharing Agreement that reflects each party's rights and obligations relating to payments and refunds of income, sales, transfer and other taxes that are attributable to periods beginning prior to and including the Separation Date and taxes resulting from transactions effected in connection with the Separation.
   The Tax Sharing Agreement incorporates the general tax sharing principles of the former tax allocation policy. In general, Marathon and United States Steel will make payments between them such that, with respect to any consolidated, combined or unitary tax returns for any taxable period or portion thereof ending on or before the Separation Date, the amount of taxes to be paid by each of Marathon and United States Steel will be determined, subject to certain adjustments, as if the former groups each filed their own consolidated, combined or unitary tax return. The Tax Sharing Agreement also provides for payments between Marathon and United States Steel for certain tax adjustments which may be made after the Separation. Other provisions address, but are not limited to, the handling of tax audits, settlements and return filing in cases where both Marathon and United States Steel have an interest in the results of these activities.
   A preliminary settlement for the calendar year 2001 federal income taxes, which would have been made in March 2002 under the former tax allocation policy, was made immediately prior to the Separation at a discounted amount to reflect the time value of money. Under the preliminary settlement for calendar year 2001, United States Steel received approximately $440 million from Marathon immediately prior to Separation arising from the application of the tax allocation policy. This policy provided that United States Steel would receive the benefit of tax attributes (principally net operating losses and various tax credits) that arose out of its business and which were used on a consolidated basis.
   Additionally, pursuant to the Tax Sharing Agreement, Marathon and United States Steel have agreed to protect the tax-free status of the Separation. Marathon and United States Steel each covenant that during the two-year period following the Separation, it will not cease to be engaged in an active trade or business. Each party has represented that there is no plan or intention to liquidate such party, take any other actions inconsistent with the information and representations set forth in the ruling request filed with the IRS or sell or otherwise dispose of its assets (other than in the ordinary course of business) during the two-year period following the Separation. To the extent that a breach of a representation or covenant results in corporate tax being imposed, the breaching party, either Marathon or United States Steel, will be responsible for the payment of the corporate tax.

-------------------------------------------------------------------------------
19. Inventories

(In millions)               December 31   2001    2000
--------------------------------------------------------
Crude oil and natural gas liquids        $   693 $   701
Refined products and merchandise           1,143   1,069
Supplies and sundry items                     87      97
                                         ------- -------
  Total (at cost)                          1,923   1,867
Less inventory market valuation reserve       72      -
                                         ------- -------
  Net inventory carrying value           $ 1,851 $ 1,867
--------------------------------------------------------

   Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 92% of total inventory value at December 31, 2001 and 2000. Current acquisition costs were estimated to exceed the above inventory values at December 31, 2000, by approximately $500 million. Cost of revenues was reduced and income from operations was increased by $17 million in 2001 and $14 million in 2000 as a result of liquidations of LIFO inventories.
   The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses. During 2000, there were no charges or credits to costs and expenses.

-------------------------------------------------------------------------------
20. Investments and Long-Term Receivables


(In millions)      December 31   2001   2000
---------------------------------------------
Equity method investments       $   940 $ 250
Other investments                    34    34
Receivables due after one year       90    54
Deposits of restricted cash          11    16
Other                                 1     8
                                ------- -----
   Total                        $ 1,076 $ 362
---------------------------------------------

   Summarized financial information of investees accounted for by the equity method of accounting follows:

(In millions)                       2001    2000   1999
--------------------------------------------------------
Income data - year:
  Revenues and other income        $ 2,824 $   417 $ 422
  Operating income                     332     174   152
  Net income                           257     123   119
--------------------------------------------------------
Balance sheet data - December 31:
  Current assets                   $   598 $   328
  Noncurrent assets                  3,172   1,247
  Current liabilities                  534     256
  Noncurrent liabilities             1,097     650
--------------------------------------------------------

   Marathon's carrying value of its equity method investments is $118 million lower than the underlying net assets of investees. Generally this basis difference is being amortized into earnings over the lives of the underlying net assets.
   In the third quarter of 2001, MAP and Pilot Corporation formed a joint venture combining their travel center operations. The joint venture company, named Pilot Travel Centers LLC (PTC), commenced operations on September 1, 2001 and is accounted for under the equity method of accounting. MAP sales to PTC totaled $210 million in 2001. There were no sales to PTC in 2000 or 1999.
   In December 2000, Marathon and Kinder Morgan Energy Partners, L.P. signed a definitive agreement to form a joint venture combining certain of their oil and gas producing activities in the U.S. Permian Basin, including Marathon's interest in the Yates Field. The joint venture, named MKM Partners L.P., commenced operations in January 2001 and is accounted for under the equity method of accounting. As a result of the agreement to form this joint venture, Marathon recognized a pretax charge of $931 million in the fourth quarter 2000, which is included in net gains (losses) on disposal of assets, and reclassified the remaining book value associated with the Yates Field from property, plant and equipment to assets held for sale.
   In 2000, Marathon exchanged its investment in Sakhalin Energy for a working interest in the Foinaven field located in the Atlantic Margin offshore the United Kingdom and an overriding royalty interest in an eight block area in the Gulf of Mexico, which includes the Ursa field. Additionally, Marathon received reimbursement for amounts advanced to Sakhalin Energy in 2000 and a cash settlement for certain other activities in 2000. The transaction was recorded at fair value and resulted in a pretax gain on disposal of assets of $58 million.
   Dividends and partnership distributions received from equity investees were $95 million in 2001, $46 million in 2000 and $44 million in 1999.
   Marathon purchases from equity investees totaled $54 million, $61 million and $50 million in 2001, 2000 and 1999, respectively.

-------------------------------------------------------------------------------
21. Stock-Based Compensation Plans


The 1990 Stock Plan, amended and restated as the Marathon Oil Corporation 1990 Stock Plan, authorizes the Compensation and Organization Committee of the board of directors of Marathon to grant restricted stock, stock options and stock appreciation rights to key management employees. Up to 0.5 percent of the outstanding stock, as determined on December 31 of the preceding year, is available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect.
   Stock options represent the right to purchase shares of stock at the market value of the stock at date of grant. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Most stock options vest after a one-year service period and all expire 10 years from the date they are granted.
   The following is a summary of stock option activity:

                            Shares    Price(a)
----------------------------------------------
Balance December 31, 1998  4,074,940   $26.62
 Granted                   1,005,000    29.38
 Exercised                  (176,160)   27.27
 Canceled                   (121,055)   30.19
                           ---------
Balance December 31, 1999  4,782,725    27.08
 Granted                   1,799,880    25.18
 Exercised                   (58,870)   23.11
 Canceled                   (410,115)   28.06
                           ---------
Balance December 31, 2000  6,113,620    26.50
 Granted                   1,642,395    32.52
 Exercised                  (961,480)   21.70
 Canceled                    (64,430)   30.11
                           ---------
Balance December 31, 2001  6,730,105    28.62
----------------------------------------------

(a) Weighted-average exercise price.

   The following table represents stock options at December 31, 2001:

                                Outstanding                        Exercisable
                ------------------------------------------- --------------------------
                Number of                                   Number of
   Range of      Shares   Weighted-Average                   Shares
   Exercise       Under      Remaining     Weighted-Average   Under   Weighted-Average
    Prices       Option   Contractual Life  Exercise Price   Option    Exercise Price
--------------------------------------------------------------------------------------
$17.00 - 23.44  1,131,035       4.3 years       $21.06      1,131,035      $21.06
 25.50 - 26.47  1,359,010       8.4              25.54      1,359,010       25.54
 29.38 - 34.00  4,240,060       7.6              31.62      2,624,565       31.07
                ---------                                   ---------
  Total         6,730,105       7.2              28.62      5,114,610       27.39
--------------------------------------------------------------------------------------

   The following net income and per share data represent the difference between stock-based compensation valued at fair value on the date of grant and recognized compensation costs.

(In millions, except per share data)       December 31   2001   2000  1999
---------------------------------------------------------------------------
Income from continuing operations applicable to Common
 Stock
 - As reported                                          $ 1,317 $ 420 $ 646
 - Pro forma                                              1,311   415   642
Basic and diluted net income per share
 - As reported                                             4.26  1.35  2.09
 - Pro forma                                               4.24  1.34  2.08
Net income applicable to Common Stock
 - As reported                                          $   377 $ 432 $ 654
 - Pro forma                                                371   427   650
Basic and diluted net income per share
 - As reported                                             1.22  1.39  2.11
 - Pro forma                                               1.20  1.38  2.10
---------------------------------------------------------------------------

  The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                       2001    2000    1999
-----------------------------------------------------------------------------
Weighted-average grant-date exercise price per share  $ 32.52 $ 25.18 $ 29.38
Expected annual dividends per share                   $   .92 $   .88 $   .84
Expected life in years                                      5       5       7
Expected volatility                                       34%     33%     29%
Risk-free interest rate                                  4.9%    6.5%    5.8%
-----------------------------------------------------------------------------
Weighted-average grant-date fair value of options
 granted during the year, as calculated from above    $  9.45 $  7.51 $  8.89
-----------------------------------------------------------------------------

  Restricted stock represents stock granted for such consideration, if any, as determined by the Compensation and Organization Committee, subject to forfeiture provisions and restrictions on transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met. Restricted stock is issued at the market price per share at the date of grant and vests over service periods that range from one to five years.
  Deferred compensation is charged to equity when the restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is expensed over the balance of the vesting period and adjusted if conditions of the restricted stock grant are not met.
  The following table presents information on restricted stock grants under the 1990 Stock Plan:

                                                    2001      2000      1999
------------------------------------------------------------------------------
Number of shares granted                            205,346   410,025   28,798
Weighted-average grant-date fair value per share  $   31.30 $   25.50 $  29.38
------------------------------------------------------------------------------

  Marathon also has a restricted stock plan for certain salaried employees that are not officers of Marathon. Participants in the plan are awarded restricted stock by the Salary and Benefits Committee based on their performance within certain guidelines. 50% of the awarded stock vests at the end of two years from the date of grant and the remaining 50% vests in four years from the date of grant. Prior to vesting, the employee has the right to vote such stock and receive dividends thereon. The nonvested shares are not transferable and are retained by the Corporation until they vest.
  Deferred compensation is charged to equity when the restricted stock is granted. The deferred compensation is expensed over the balance of the vesting period and adjusted if conditions of the restricted stock grant are not met.
  The following table presents information on the restricted stock grants under the nonofficers plan for 2001:

-----------------------------------------------------------
Number of shares granted                            540,488
Weighted-average grant-date fair value per share  $   29.31
-----------------------------------------------------------

  Marathon has a deferred compensation plan for nonemployee directors of its Board of Directors. The plan permits participants to defer some or all of their annual retainers in the form of common stock units or cash and it requires new directors to defer at least half of their annual retainer in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. During 2001, 12,358 shares of stock were issued, during 2000, 14,242 shares of stock were issued and during 1999, 10,541 shares of stock were issued.

  Actual stock based compensation expense (credit) was $16 million in 2001, $5 million in 2000 and $(4) million in 1999.

-------------------------------------------------------------------------------
22. Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 25, by individual balance sheet account. Marathon's financial instruments at December 31, 2001 and 2000 were:

                                                    2001             2000
                                              ---------------- ----------------
                                               Fair   Carrying  Fair   Carrying
(In millions)                     December 31  Value   Amount   Value   Amount
-------------------------------------------------------------------------------
Financial assets:
 Cash and cash equivalents                    $   657 $   657  $   340 $   340
 Receivables                                    1,708   1,708    2,262   2,262
 Receivables from United States Steel             515     615        5       5
 Investments and long-term receivables            192     136      171     107
                                              ------- -------  ------- -------
  Total financial assets                      $ 3,072 $ 3,116  $ 2,778 $ 2,714
-------------------------------------------------------------------------------
Financial liabilities:
 Notes payable                                $    -  $    -   $    80 $    80
 Accounts payable                               2,431   2,431    3,019   3,019
 Accrued interest                                  85      85       61      61
 Payable to United States Steel                    28      28      366     366
 Obligations to repay preferred securities        295     295       -       -
 Long-term debt (including amounts due within
  one year)                                     3,830   3,556    2,174   2,078
 Preferred stock of subsidiary                     -       -       175     184
                                              ------- -------  ------- -------
  Total financial liabilities                 $ 6,669 $ 6,395  $ 5,875 $ 5,788
-------------------------------------------------------------------------------

   Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of preferred stock of subsidiary was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.
   Marathon's only unrecognized financial instruments are financial guarantees and commitments to extend credit. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note 26.

-------------------------------------------------------------------------------
23. Preferred Stocks


USX Capital LLC, a former wholly owned subsidiary of Marathon, had sold 10,000,000 shares (carrying value of $250 million) of 8 3/4% Cumulative Monthly Income Preferred Shares (MIPS) (liquidation preference of $25 per share) in 1994. In December 2001, $27 million of MIPS was exchanged for debt securities of United States Steel. On December 31, 2001, USX Capital LLC redeemed all of the remaining outstanding MIPS. At the redemption date, USX Capital LLC paid $25.18 per share reflecting the redemption price of $25 per share, plus a cash payment for accrued but unpaid dividends through the redemption date. After the redemption date, the MIPS ceased to accrue dividends and only represented the right to receive the redemption price.
   In 1997, Marathon exchanged approximately 3.9 million, $50 face value, 6.75% Convertible Quarterly Income Preferred Securities of USX Capital Trust I (QUIPS), a Delaware statutory business trust, for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock). In December 2001, $12 million of QUIPS was exchanged for debt securities of United States Steel. At the time of Separation, all outstanding QUIPS became redeemable at their face value plus accrued but unpaid distributions. The QUIPS were included in the net investment in United States Steel.
   Marathon had issued 6.50% Preferred Stock and, prior to the Separation, had 2,209,042 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) outstanding. In December 2001, $10 million of 6.50% Preferred Stock was exchanged for debt securities of United States Steel. At the time of Separation, all outstanding shares of the 6.50% Preferred Stock were converted into the right to receive $50.00 in cash. Holders received payment on January 3, 2002.

-------------------------------------------------------------------------------
24. Stockholder Rights Plan


In 2002, the Marathon's stockholder rights plan (the Rights Plan), was amended due to the Separation. Under the Rights Plan each outstanding share of Common Stock currently includes one right to purchase from Marathon one one-hundredth of a share of its Series A Junior Preferred Stock at an exercise price of $110 per unit, subject to adjustment. Under the Rights Plan, the rights will become exercisable, subject to certain exceptions, after any person or group of affiliated or associated persons has acquired, obtained the right to acquire or made a tender or exchange offer for 15% or more of the outstanding voting power represented by the outstanding Common Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Common Stock which results in the offeror owning shares of Common Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). If the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15% or more of the outstanding voting power represented by the outstanding Common Stock (or, in certain circumstances, other property) or other securities of Marathon having a market value of twice the exercise price. After a person or group acquires 15% or more of the outstanding voting power, if Marathon engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Common Stock is changed or exchanged, or if 50% or more of Marathon's assets, earnings power or cash flow are sold or transferred, each right will entitle the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on October 9, 2009, unless such date is extended or the rights are earlier redeemed by Marathon before they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Common Stock for each exercisable right.
-------------------------------------------------------------------------------
25. Derivative Instruments

The following table sets forth quantitative information by category of derivative instrument at December 31, 2001. The amounts exclude the variable margin deposit balances held in various brokerage accounts. Marathon did not have any foreign currency contracts in place at December 31, 2001.

                         Fair                     Carrying
                         Value      Fair Value      Value    Carrying Value
(In millions)          Assets(a) (Liabilities)(a) Assets(b) (Liabilities)(b)
----------------------------------------------------------------------------
Fair Value Hedges(c):
 Exchange-traded
  commodity futures      $  -         $  (1)        $  --        $  (1)
 Exchange-traded
  commodity options         -            -             -            -
 OTC commodity swaps        -           (13)           -           (13)
 OTC commodity options      -            --            -            --
Cash Flow Hedges(d):
 Exchange-traded
  commodity futures      $  -         $  (3)        $  -         $  (3)
 Exchange-traded
  commodity options         -            -             -            -
 OTC commodity swaps        68          (15)           68          (15)
 OTC commodity options      -            -             -            -
Non-Hedge
 Designation(e):
 Exchange-traded
  commodity futures      $  16        $ (31)        $  16        $ (31)
 Exchange-traded
  commodity options         15          (10)           15          (10)
 OTC commodity swaps       152          (85)          152          (85)
 OTC commodity options      32          (14)           32          (14)
----------------------------------------------------------------------------

(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value of exchange-traded positions are based on market price changes for each commodity.
(b) The carrying values represent the value of the derivative instruments. This excludes any margin deposit amounts with respective brokers. These amounts are reflected on a gross basis. Marathon's consolidated balance sheet is reflected on a net asset/(liability) basis, as permitted by the master netting agreements, by brokerage firm.
(c) There was no ineffectiveness associated with fair value hedges for 2001 because the hedging instrument and the existing firm commitment contracts are priced on the same underlying index. Certain derivative instruments used in the fair value hedges mature between 2002 and 2008.
(d) The ineffective portion of changes in the fair value, on a pretax basis, for cash flow hedges recognized during 2001 was a favorable $3 million. In addition, during 2001, $12 million was recognized in income before tax as the result of a discontinuation of a portion of a cash flow hedge related to sales of natural gas production. This amount was reflected within revenues. Certain derivative instruments used in the cash flow hedges mature in 2002.
(e) The table excludes nontraditional derivative instruments which are created due to netting of physical receipts and delivery volumes with the same counterparty. At December 31, 2001, the fair value of these assets and liabilities was $27 million and $26 million, respectively.

-------------------------------------------------------------------------------
26. Contingencies and Commitments


Marathon is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon's consolidated financial statements. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

Environmental matters - Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 2001 and 2000, accrued liabilities for remediation totaled $77 million and $75 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $60 million and $57 million at December 31, 2001 and 2000, respectively.
   For a number of years, Marathon has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2001 and 2000, such capital expenditures totaled $67 million and $73 million, respectively. Marathon anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
   On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental programs over an eight-year period primarily aimed at reducing air emissions at its seven refineries. This consent decree was approved by the court on August 28, 2001. The current estimated cost to complete these programs is approximately $300 million in expenditures over the next seven years. In addition, MAP is required to complete certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a current estimated cost of $8 million.
   At December 31, 2001 and 2000, accrued liabilities for platform abandonment and dismantlement totaled $193 million and $162 million, respectively.

Guarantees - Marathon guaranteed certain obligations related to the business of United States Steel. As of December 31, 2001, the exposure for all of these matters totaled $28 million.
   United States Steel is the sole general partner of Clairton 1314B Partnership, L.P., which owns certain cokemaking facilities formerly owned by United States Steel. Marathon has guaranteed to the limited partners all obligations of United States Steel under the partnership documents. United States Steel may dissolve the partnership under certain circumstances, including if it is required to fund accumulated cash shortfalls of the partnership in excess of $150 million. In addition to the normal commitments of a general partner, United States Steel has indemnified the limited partners for certain income tax exposures. As of December 31, 2001, United States Steel had no unpaid outstanding obligation to the limited partners.
   At December 31, 2001 and 2000, Marathon's pro rata share of obligations of LOOP LLC and various pipeline investees secured by throughput and deficiency agreements totaled $112 million and $119 million, respectively. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are prepayments of future transportation charges.
   At December 31, 2001, MAP had guaranteed the repayment of $35 million of the outstanding balance of Centennial Pipeline LLC's Master Shelf Agreement.

Concentration of credit risk - Marathon is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. While no single customer accounts for more than 5% of annual gross revenues, Marathon has significant exposures to United States Steel arising from the separation. Those exposures are discussed in Notes 2, 11 and 15.

Commitments - At December 31, 2001 and 2000, Marathon's contract commitments to acquire property, plant and equipment totaled $297 million and $457 million, respectively.
   Marathon is a party to a 15-year transportation services agreement with a natural gas transmission company. The contract requires Marathon to pay minimum annual charges of approximately $5 million and concludes in 2015. The payments are required even if the transportation facility is not utilized. Payments made under the contract in 2001 were $5 million. Payments of less than $1 million were made in 2000.

Put/Call Agreements - In connection with the 1998 formation of MAP, Marathon and Ashland entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.
   As part of the formation of Pilot Travel Centers LLC (PTC), MAP and Pilot Corporation (Pilot) entered into a Put/Call and Registration Rights Agreement (Agreement). The Agreement provides that any time after September 1, 2006, Pilot can sell its interest in PTC to MAP for an amount of cash and/or Marathon, MAP or Ashland equity securities equal to the product of 90% (95% if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC. At any time after September 1, 2011, under certain conditions MAP will have the right to purchase Pilot's interest in PTC for an amount of cash and/or Marathon, MAP or Ashland equity securities equal to the product of 105% (110% if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC.
-------------------------------------------------------------------------------
27. Subsequent Event - Business Combination


On January 3, 2002, Marathon completed its acquisition of certain interests in Equatorial Guinea, West Africa from CMS Energy Corporation for $993 million in cash, excluding working capital adjustments. The acquisition includes oil and gas producing assets, exploration interests and certain processing facilities. Marathon utilized unused lines of credit to fund this acquisition until permanent financing is obtained.
  Marathon will account for this acquisition under SFAS No. 141, which was described in Note 4. Any goodwill arising from this transaction will be accounted for under SFAS No. 142, which also was described in Note 4.

Selected Quarterly Financial Data (Unaudited)

                                       2001                                   2000
                        -------------------------------------- ------------------------------------
(In millions, except
per share data)         4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr. 4th Qtr.  3rd Qtr. 2nd Qtr. 1st Qtr.
---------------------------------------------------------------------------------------------------
Revenues and other
 income:
 Revenues               $ 6,803   $ 8,496   $ 9,113   $ 8,607  $ 8,881   $ 9,150  $ 8,667  $ 7,729
 Other income (loss)         43      (166)       55       115     (833)       59       30      116
                        -------   -------   -------   -------  -------   -------  -------  -------
  Total                   6,846     8,330     9,168     8,722    8,048     9,209    8,697    7,845
Income (loss) from
 operations                 216       577     1,253       908     (471)      723      857      521
 Includes:
  Loss related to sale
   of certain Canadian
   assets                    -       (221)       -         -        -         -        -        -
  Inventory market
   valuation reserve
   adjustments              (72)       -         -         -        -         -        -        -
  Joint venture
   formation
   charges                   -         -         -         -      (931)       -        -        -
Income (loss) from
 continuing operations       53       183       580       502     (313)      116      365      252
Income (loss) from
 discontinued
 operations              (1,127)      (13)      (29)       16     (136)       23       60       44
Income (loss) before
 cumulative effect of
 change in accounting
 principle               (1,074)      170       551       518     (449)      139      425      296
Net income (loss)        (1,074)      170       551       510     (449)      139      425      296
---------------------------------------------------------------------------------------------------
Common Stock data:
Net income (loss)          (898)      193       582       500     (310)      121      367      254
 - Per share - basic
  and diluted(a)          (2.90)      .63      1.88      1.62    (1.00)      .38     1.18      .81
Dividends paid per
 share                      .23       .23       .23       .23      .23       .23      .21      .21
Price range of Common
 Stock(b)
 - Low                    25.27     24.95     26.23     25.85    25.25     23.50    22.81    20.69
 - High                   30.35     32.75     33.73     29.99    30.38     29.63    29.19    27.50
---------------------------------------------------------------------------------------------------
Steel Stock data:
Net income (loss)          (193)      (25)      (32)        7     (141)       17       54       41
 - Per share - basic
  and diluted             (2.17)     (.28)     (.36)      .08    (1.59)      .19      .62      .45
Dividends paid per
 share                      .10       .10       .10       .25      .25       .25      .25      .25
Price range of Steel
 Stock(b)
 - Low                    13.00     13.08     13.72     14.00    12.69     14.88    18.25    20.63
 - High                   18.75     21.70     22.00     18.00    18.31     19.69    26.88    32.94
---------------------------------------------------------------------------------------------------

(a) Net income (loss) per share equals income (loss) per share before cumulative effect of change in accounting principle for all periods except the first quarter of 2001, where there was a negative $.03 per share cumulative effect. Basic and diluted earnings (loss) per share are equal for all periods except the third quarter of 2001 where diluted earnings per share is $.01 less than basic earnings per share presented.
(b)Composite tape.

Principal Unconsolidated Investees (Unaudited)

                                        December 31, 2001
        Company              Country        Ownership               Activity
---------------------------------------------------------------------------------------
Centennial Pipeline LLC   United States         33%(a)    Pipeline & Storage Facility
CLAM Petroleum B.V.       Netherlands           50%       Oil & Gas Production
Kenai LNG Corporation     United States         30%       Natural Gas Liquefication
LOCAP LLC                 United States         50%(a)    Pipeline & Storage Facilities
LOOP LLC                  United States         47%(a)    Offshore Oil Port
MKM Partners L.P.         United States         50%(b)    Oil & Gas Production
Manta Ray Offshore
 Gathering Company, LLC   United States         24%       Natural Gas Transmission
Minnesota Pipe Line
 Company                  United States         33%(a)    Pipeline Facility
Nautilus Pipeline
 Company, LLC             United States         24%       Natural Gas Transmission
Odyssey Pipeline LLC      United States         29%       Pipeline Facility
Pilot Travel Centers LLC  United States         50%(a)    Travel Centers
Poseidon Oil Pipeline
 Company, LLC             United States         28%       Crude Oil Transportation
Southcap Pipe Line
 Company                  United States         22%(a)    Crude Oil Transportation
---------------------------------------------------------------------------------------

(b) Marathon's income participation is 85%.
(a) Represents the ownership interest held by MAP.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

   The Supplementary Information on Oil and Gas Producing Activities is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities". Included as supplemental information are capitalized costs related to oil and gas producing activities, results of operations for oil and gas producing activities and costs incurred in oil and gas property acquisition, exploration and development activities. These tables reflect data related to oil and gas producing activities only and do not correspond with the Exploration and Production data reported in Management's Discussion and Analysis of Income and Operations and in Note 10 of the Notes to Consolidated Financial Statements. Supplemental information is also provided for estimated quantities of proved oil and gas reserves, standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities and a summary of changes therein.
   The supplemental information is disclosed by the following geographic areas: the United States, Europe, which primarily includes activities in the United Kingdom, Denmark, Ireland, the Netherlands and Norway; and Other International, which includes activities in Angola, Canada, Gabon and other international locations outside of Europe. Equity Investees include Marathon's equity share of the activities of oil and gas companies that are accounted for by the equity method. This includes MKM Partners L.P. (MKM) and CLAM Petroleum B.V. (CLAM) for 2001 and CLAM and Sakhalin Energy Investment Company Ltd. (Sakhalin Energy) for 2000 and 1999.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

                            United               Other                Equity
(In millions)  December 31  States      Europe   Intl.  Consolidated Investees  Total
---------------------------------------------------------------------------------------
2001
  Capitalized costs:
  Proved properties         $ 6,123     $ 4,920 $   840   $ 11,883     $ 569   $ 12,452
  Unproved properties           651         183     262      1,096         2      1,098
                            -------     ------- -------   --------     -----   --------
   Total                      6,774       5,103   1,102     12,979       571     13,550
                            -------     ------- -------   --------     -----   --------
  Accumulated
   depreciation, depletion
   and amortization:
  Proved properties           3,789       3,375     360      7,524       183      7,707
  Unproved properties            68          -       11         79        -          79
                            -------     ------- -------   --------     -----   --------
   Total                      3,857       3,375     371      7,603       183      7,786
                            -------     ------- -------   --------     -----   --------
  Net capitalized costs     $ 2,917     $ 1,728 $   731   $  5,376     $ 388   $  5,764
---------------------------------------------------------------------------------------
2000
  Capitalized costs:
  Proved properties         $ 5,752     $ 4,739 $ 1,373   $ 11,864     $ 226   $ 12,090
  Unproved properties           343         124     180        647         2        649
                            -------     ------- -------   --------     -----   --------
   Total                      6,095       4,863   1,553     12,511       228     12,739
                            -------     ------- -------   --------     -----   --------
  Accumulated
   depreciation, depletion
   and amortization:
  Proved properties           3,435       3,074     420      6,929       170      7,099
  Unproved properties           107          -       13        120         1        121
                            -------     ------- -------   --------     -----   --------
   Total                      3,542       3,074     433      7,049       171      7,220
                            -------     ------- -------   --------     -----   --------
  Net capitalized costs     $ 2,553     $ 1,789 $ 1,120   $  5,462     $  57   $  5,519
---------------------------------------------------------------------------------------

Costs Incurred for Property Acquisition, Exploration and Development -
 Including Capital Expenditures

                            United               Other                Equity
(In millions)               States      Europe   Intl.  Consolidated Investees  Total
---------------------------------------------------------------------------------------
2001: Property acquisition:
    Proved                  $   231     $    -  $     1   $    232     $  -    $    232
    Unproved                    395          24      91        510        -         510
   Exploration                  190          20      63        273         8        281
   Development                  356         205      52        613        19        632
---------------------------------------------------------------------------------------
2000: Property acquisition:
    Proved                  $   128     $    -  $    12   $    140     $  -    $    140
    Unproved                     (5)(a)      -       10          5        -           5
   Exploration                  161          33      93        287         2        289
   Development                  288          42     103        433        77        510
---------------------------------------------------------------------------------------
1999: Property
 acquisition:
    Proved                  $    20     $    -  $    10   $     30     $  -    $     30
    Unproved                     26          12     107        145        -         145
   Exploration                  141          47      64        252         8        260
   Development                  232          34     117        383        84        467
---------------------------------------------------------------------------------------

(a) Includes proceeds of $25 million realized from the reduction of mineral interests.

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) C O N T I N U E D

Results of Operations for Oil and Gas Producing Activities, Excluding Corporate Overhead and Interest Costs(a)

                          United             Other                Equity
(In millions)             States   Europe(b) Intl.  Consolidated Investees  Total
-----------------------------------------------------------------------------------
2001:Revenues:
   Sales                  $   871    $ 706   $ 247    $ 1,824      $ 49    $ 1,873
   Transfers                1,235       -      134      1,369        69      1,438
   Other revenues(c)           68       -     (221)      (153)       -        (153)
                          -------    -----   -----    -------      ----    -------
    Total revenues          2,174      706     160      3,040       118      3,158
  Expenses:
   Production costs          (356)    (154)   (103)      (613)      (34)      (647)
   Shipping and handling
    costs                     (99)     (35)     -        (134)       (1)      (135)
   Exploration expenses       (90)      (8)    (46)      (144)       -        (144)
   Depreciation,
    depletion and
    amortization             (449)    (249)   (113)      (811)      (13)      (824)
   Impairments                 -        -       (1)        (1)       -          (1)
   Other expenses             (38)      (4)    (58)      (100)       -        (100)
                          -------    -----   -----    -------      ----    -------
     Total expenses        (1,032)    (450)   (321)    (1,803)      (48)    (1,851)
  Other production-
   related earnings
   (losses)(d)                  3      (24)      5        (16)        1        (15)
                          -------    -----   -----    -------      ----    -------
  Results before income
   taxes                    1,145      232    (156)     1,221        71      1,292
  Income taxes (credits)      389       69     (58)       400        25        425
                          -------    -----   -----    -------      ----    -------
  Results of operations   $   756    $ 163   $ (98)   $   821      $ 46    $   867
-----------------------------------------------------------------------------------
2000:Revenues:
   Sales                  $   783    $ 579   $ 310    $ 1,672      $145    $ 1,817
   Transfers                1,337       -      188      1,525        -       1,525
   Other revenues(c)         (875)      10      55       (810)       -        (810)
                          -------    -----   -----    -------      ----    -------
    Total revenues          1,245      589     553      2,387       145      2,532
  Expenses:
   Production costs          (371)    (101)   (133)      (605)      (34)      (639)
   Shipping and handling
    costs                     (72)     (10)     -         (82)       -         (82)
   Exploration expenses      (125)     (37)    (74)      (236)       (6)      (242)
   Reorganization costs       (45)     (12)    (10)       (67)       -         (67)
   Depreciation,
    depletion and
    amortization             (380)    (175)   (122)      (677)      (27)      (704)
   Impairments                 (5)      -     (188)      (193)       -        (193)
   Other expenses             (33)      (3)    (15)       (51)       -         (51)
                          -------    -----   -----    -------      ----    -------
    Total expenses         (1,031)    (338)   (542)    (1,911)      (67)    (1,978)
  Other production-
   related earnings
   (losses)(d)                  4      (21)      4        (13)        1        (12)
                          -------    -----   -----    -------      ----    -------
  Results before income
   taxes                      218      230      15        463        79        542
  Income taxes
   (credits)(e)                70       62      (1)       131        27        158
                          -------    -----   -----    -------      ----    -------
  Results of operations   $   148    $ 168   $  16    $   332      $ 52    $   384
-----------------------------------------------------------------------------------
1999:Revenues:
   Sales                  $   547    $ 431   $ 200    $ 1,178      $ 33    $ 1,211
   Transfers                  882       -       88        970        -         970
   Other revenues(c)            4       -       (2)         2        -           2
                          -------    -----   -----    -------      ----    -------
    Total revenues          1,433      431     286      2,150        33      2,183
  Expenses:
   Production costs          (322)    (135)    (99)      (556)      (25)      (581)
   Shipping and handling
    costs                     (77)      (2)     -         (79)       -         (79)
   Exploration expenses      (134)     (42)    (51)      (227)       (4)      (231)
   Depreciation,
    depletion and
    amortization             (362)    (143)    (99)      (604)      (13)      (617)
   Impairments                (16)      -       -         (16)       -         (16)
   Other expenses             (28)      (7)    (15)       (50)       -         (50)
                          -------    -----   -----    -------      ----    -------
    Total expenses           (939)    (329)   (264)    (1,532)      (42)    (1,574)
  Other production-
   related earnings
   (losses)(d)                  1        4       4          9         1         10
                          -------    -----   -----    -------      ----    -------
  Results before income
   taxes                      495      106      26        627        (8)       619
  Income taxes (credits)      168       33      (7)       194        (3)       191
                          -------    -----   -----    -------      ----    -------
  Results of operations   $   327    $  73   $  33    $   433      $ (5)   $   428
-----------------------------------------------------------------------------------

(b) Prior years reclassified to conform to 2001 classifications.
(a) Includes the results of using derivative instruments to manage commodity and foreign currency risks.
(c) Includes gain on offshore lease resolution with U.S. Government and net gains (losses) on asset dispositions.
(d) Includes revenues, net of associated costs, from third-party activities that are an integral part of Marathon's production operations which may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
(e) Excludes net valuation allowance tax charges of $205 million.

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

Average Production Costs(a)

(Dollars per BOE)                      2001   2000   1999
----------------------------------------------------------
United States                         $ 3.78 $ 4.01 $ 3.26
International - Europe                  4.31   3.48   4.55
        - Other International           5.93   6.09   4.66
 Total Consolidated                     4.16   4.22   3.71
        - Equity Investees              6.37   6.00  10.02
Worldwide                               4.24   4.29   3.82
----------------------------------------------------------

(a) Computed using production costs as disclosed in Results of Operations for Oil and Gas Activities and as defined by the Securities and Exchange Commission. Natural gas volumes were converted to barrels of oil equivalent (BOE) using a conversion factor of six mcf of natural gas to one barrel of oil.

Average Sales Prices

                              Crude Oil and
                               Condensate          Natural Gas Liquids       Natural Gas
                         ----------------------- ----------------------- --------------------
                          2001    2000    1999    2001    2000    1999    2001   2000   1999
                         ------- ------- ------- ------- ------- ------- ------ ------ ------
Average Sales Prices(a)
(excluding results of                                                        (Dollars per
hedging)                               (Dollars per Barrel)              Thousand Cubic Feet)
---------------------------------------------------------------------------------------------
United States            $ 21.13 $ 26.47 $ 16.41 $ 16.67 $ 19.20 $ 12.30 $ 3.69 $ 3.49 $ 2.07
International - Europe     23.74   27.90   17.59   19.17   24.98   13.84   2.77   2.56   2.03
      - Other
       International       22.97   25.77   16.77   21.34   23.48   13.49   3.48   3.20   1.64
Total Consolidated         22.02   26.56   16.65   17.46   20.35   12.67   3.43   3.20   2.00
        - Equity
        Investee           23.59   29.64   23.43   19.58   28.74   13.22   3.39   2.75   1.87
Worldwide                  22.09   26.74   16.68   17.50   20.37   12.67   3.43   3.19   2.00
---------------------------------------------------------------------------------------------
                              Crude Oil and
                               Condensate          Natural Gas Liquids       Natural Gas
                         ----------------------- ----------------------- --------------------
                          2001    2000    1999    2001    2000    1999    2001   2000   1999
                         ------- ------- ------- ------- ------- ------- ------ ------ ------
Average Sales Prices(a)
(including results of                                                        (Dollars per
hedging)                               (Dollars per Barrel)              Thousand Cubic Feet)
---------------------------------------------------------------------------------------------
United States            $ 21.56 $ 26.00 $ 16.31 $ 16.67 $ 19.20 $ 12.30 $ 3.92 $ 3.40 $ 2.09
International - Europe     23.74   27.90   17.59   19.17   24.98   13.84   2.77   2.56   2.03
      - Other
       International       22.97   25.77   16.63   21.34   23.48   13.49   3.48   3.14   1.66
Total Consolidated         22.28   26.25   16.56   17.46   20.35   12.67   3.58   3.14   2.02
      - Equity Investee    23.59   29.64   23.43   19.58   28.74   13.22   3.39   2.75   1.87
Worldwide                  22.35   26.44   16.59   17.50   20.37   12.67   3.58   3.13   2.01
---------------------------------------------------------------------------------------------

(a)  Prior years reclassified to conform to 2001 classifications.

Estimated Quantities of Proved Oil and Gas Reserves
   Marathon's estimated net proved liquid hydrocarbon (oil, condensate, and natural gas liquids) and gas reserves and the changes thereto for the years 2001, 2000 and 1999 are shown in the following tables. Estimates of the proved reserves have been prepared by asset teams including reservoir engineers and geoscience professionals. Reserve estimates are periodically reviewed by the Corporate Reserves Group to assure that rigorous professional standards and the reserves definitions prescribed by the U. S. Securities and Exchange Commission (SEC) are consistently applied throughout the company.
   Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Due to the inherent uncertainties and the limited nature of the reservoir data, estimates of proved reserves are subject to potentially substantial changes, either positively or negatively, as additional information becomes available and contractual and economic conditions change.
   Marathon's net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate. Only reserves that are estimated to be recovered during the term of the current contract, unless there is a clear and consistent history of contract extension, have been included in the proved reserve estimate. Reserves from properties governed by Production Sharing Contracts have been calculated using the "economic interest" method prescribed by the SEC. Reserves that are not currently considered proved, that may result from extensions of currently proved areas, or that may result from applying secondary or tertiary recovery processes not yet tested and determined to be economic, are excluded. Purchased natural gas utilized in reservoir management and subsequently resold is also excluded. Marathon does not have any quantities of oil and gas reserves subject to long-term supply agreements with foreign governments or authorities in which Marathon acts as producer.

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

   Proved developed reserves are the quantities of oil and gas expected to be recovered through existing wells with existing equipment and operating methods. In some cases, proved undeveloped reserves may require substantial new investments in additional wells and related facilities. Production volumes shown are sales volumes, net of any products consumed during production activities.

                              United        Other                Equity
(Millions of barrels)         States Europe Intl.  Consolidated Investees Total
-------------------------------------------------------------------------------
Liquid Hydrocarbons
 Proved developed and
  undeveloped reserves:
  Beginning of year - 1999      549   122    194        865         80     945
  Purchase of reserves in
   place                         14    -       7         21         -       21
  Revisions of previous
   estimates                      2   (20)    -         (18)        (3)    (21)
  Improved recovery              11    -       1         12         -       12
  Extensions, discoveries and
   other additions                9    -       5         14         -       14
  Production                    (53)  (12)   (11)       (76)        -      (76)
  Sales of reserves in place    (12)   -      (9)       (21)        -      (21)
                               ----   ---   ----       ----        ---    ----
  End of year - 1999            520    90    187        797         77     874
  Purchase of reserves in
   place                         27    -      -          27         -       27
  Exchange of reserves in
   place(a)                       6    60     -          66        (73)     (7)
  Revisions of previous
   estimates                     (4)  (35)   (21)       (60)        -      (60)
  Improved recovery               7    -      -           7         -        7
  Extensions, discoveries and
   other additions               15     3      1         19         -       19
  Production                    (48)  (10)   (13)       (71)        (4)    (75)
  Sales of reserves in place    (65)   -      (3)       (68)        -      (68)
                               ----   ---   ----       ----        ---    ----
  End of year - 2000            458   108    151        717         -      717
  Purchase of reserves in
   place                          8    -      -           8         -        8
  Exchange of reserves in
   place(b)                    (191)   -      -        (191)       191      -
  Revisions of previous
   estimates                     14    (3)    -          11         (3)      8
  Improved recovery              13    -      -          13         -       13
  Extensions, discoveries and
   other additions               12    -       1         13         -       13
  Production                    (46)  (17)   (10)       (73)        (4)    (77)
  Sales of reserves in place     -     -    (112)      (112)        -     (112)
                               ----   ---   ----       ----        ---    ----
  End of year - 2001            268    88     30        386        184     570
-------------------------------------------------------------------------------
 Proved developed reserves:
  Beginning of year - 1999      489   119     67        675         -      675
  End of year - 1999            476    90     72        638         69     707
  End of year - 2000            414    74     57        545         -      545
  End of year - 2001            243    69     25        337        178     515
-------------------------------------------------------------------------------

(a) Reserves represent the exchange of an equity interest in Sakhalin Energy Investment Company Ltd. for certain interests in the U.K. Atlantic Margin area and the Gulf of Mexico.
(b) Reserves represent the contribution of certain oil and gas interests to MKM Partners L.P., a joint venture accounted for under the equity method of accounting.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

Estimated Quantities of Proved Oil and Gas Reserves (continued)

                           United         Other                Equity
(Billions of cubic feet)   States  Europe Intl.  Consolidated Investees Total
------------------------------------------------------------------------------
Natural Gas
 Proved developed and undeveloped
  reserves:
  Beginning of year - 1999 2,163     966   830      3,959        110    4,069
  Purchase of reserves in
   place                       5      -     11         16         -        16
  Revisions of previous
   estimates                 (83)    (81)   (3)      (167)        13     (154)
  Improved recovery            8      -      2         10         -        10
  Extensions, discoveries
   and other additions       281      -     94        375         13      388
  Production(a)             (275)   (111)  (59)      (445)       (13)    (458)
  Sales of reserves in
   place                     (42)     -    (42)       (84)        -       (84)
                           -----    ----  ----      -----        ---    -----
  End of year - 1999       2,057     774   833      3,664        123    3,787
  Purchase of reserves in
   place                     114      -     15        129         -       129
  Exchange of reserves in
   place(b)                   14      31    -          45         -        45
  Revisions of previous
   estimates                (154)   (114) (347)      (615)       (26)    (641)
  Improved recovery           -       -     -          -          -        -
  Extensions, discoveries
   and other additions       217      35    38        290          2      292
  Production(a)             (268)   (112)  (52)      (432)       (10)    (442)
  Sales of reserves in
   place                     (66)     -    (10)       (76)        -       (76)
                           -----    ----  ----      -----        ---    -----
  End of year - 2000       1,914     614   477      3,005         89    3,094
  Purchase of reserves in
   place                     223      -     -         223         -       223
  Exchange of reserves in
   place                      -       -     -          -          -        -
  Revisions of previous
   estimates                (267)    (12)    3       (276)       (27)    (303)
  Improved recovery           10      -     -          10         -        10
  Extensions, discoveries
   and other additions       210     126    48        384         -       384
  Production(a)             (289)   (113)  (45)      (447)       (11)    (458)
  Sales of reserves in
   place                      (8)     -    (84)       (92)        -       (92)
                           -----    ----  ----      -----        ---    -----
  End of year - 2001       1,793     615   399      2,807         51    2,858
------------------------------------------------------------------------------
 Proved developed
  reserves:
  Beginning of year - 1999 1,678     909   534      3,121         76    3,197
  End of year - 1999       1,550     741   497      2,788         65    2,853
  End of year - 2000       1,421     563   381      2,365         52    2,417
  End of year - 2001       1,308     473   308      2,089         32    2,121
------------------------------------------------------------------------------

(a) Excludes the resale of purchased gas utilized in reservoir management.
(b) Reserves represent the exchange of an equity interest in Sakhalin Energy Investment Company Ltd. for certain interests in the U.K. Atlantic Margin area and the Gulf of Mexico.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves
   Estimated discounted future net cash flows and changes therein were determined in accordance with Statement of Financial Accounting Standards No.
69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. Marathon believes such information is essential for a proper understanding and assessment of the data presented.
   Future cash inflows are computed by applying year-end prices of oil and gas relating to Marathon's proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.
   The assumptions used to compute the proved reserve valuation do not necessarily reflect Marathon's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the estimated quantities of reserves, described on the preceding page, does not reduce the subjective and ever-changing nature of such reserve estimates.
   Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to uncertainties inherent in predicting the future, variations from the expected production rate also could result directly or indirectly from factors outside of Marathon's control, such as unintentional delays in development, environmental concerns, changes in prices or regulatory controls.
   The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place or subjected to participation by foreign governments, additional economic considerations also could affect the amount of cash eventually realized.
   Future development and production costs, including abandonment and dismantlement costs, are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.
   Future income tax expenses are computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to Marathon's proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.
   Discount was derived by using a discount rate of 10 percent a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (continued)

                          United              Other                  Equity
(In millions)             States    Europe    Intl.    Consolidated Investees   Total
----------------------------------------------------------------------------------------
December 31, 2001:
 Future cash inflows     $  8,210  $  3,601  $  1,520    $ 13,331   $  3,456   $ 16,787
 Future production costs   (3,013)   (1,630)     (863)     (5,506)    (1,211)    (6,717)
 Future development
  costs                      (496)     (141)      (73)       (710)      (165)      (875)
 Future income tax
  expenses                 (1,480)     (572)     (142)     (2,194)      (468)    (2,662)
                         --------  --------  --------    --------   --------   --------
 Future net cash flows      3,221     1,258       442       4,921      1,612      6,533
 10% annual discount for
  estimated timing of
  cash flows               (1,086)     (267)     (180)     (1,533)    (1,400)    (2,933)
                         --------  --------  --------    --------   --------   --------
 Standardized measure of
  discounted future net
  cash flows relating to
  proved oil and gas
  reserves(a)            $  2,135  $    991  $    262    $  3,388   $    212   $  3,600
----------------------------------------------------------------------------------------
December 31, 2000:
 Future cash inflows     $ 25,052  $  4,571  $  6,704    $ 36,327   $    313   $ 36,640
 Future production costs   (5,689)   (1,662)   (1,156)     (8,507)      (125)    (8,632)
 Future development
  costs                      (638)     (185)     (309)     (1,132)       (26)    (1,158)
 Future income tax
  expenses                 (6,290)     (677)   (2,102)     (9,069)       (76)    (9,145)
                         --------  --------  --------    --------   --------   --------
 Future net cash flows     12,435     2,047     3,137      17,619         86     17,705
 10% annual discount for
  estimated timing of
  cash flows               (5,403)     (486)   (1,524)     (7,413)       (19)    (7,432)
                         --------  --------  --------    --------   --------   --------
 Standardized measure of
  discounted future net
  cash flows relating to
  proved oil and gas
  reserves               $  7,032  $  1,561  $  1,613    $ 10,206   $     67   $ 10,273
----------------------------------------------------------------------------------------
December 31, 1999:
 Future cash inflows     $ 15,393  $  4,426  $  5,242    $ 25,061   $  2,154   $ 27,215
 Future production costs   (4,646)   (1,864)   (1,107)     (7,617)      (850)    (8,467)
 Future development
  costs                      (445)      (86)     (315)       (846)       (88)      (934)
 Future income tax
  expenses                 (3,102)     (987)   (1,581)     (5,670)      (328)    (5,998)
                         --------  --------  --------    --------   --------   --------
 Future net cash flows      7,200     1,489     2,239      10,928        888     11,816
 10% annual discount for
  estimated timing of
  cash flows               (3,371)     (374)     (862)     (4,607)      (372)    (4,979)
                         --------  --------  --------    --------   --------   --------
 Standardized measure of
  discounted future net
  cash flows relating to
  proved oil and gas
  reserves               $  3,829  $  1,115  $  1,377    $  6,321   $    516   $  6,837
----------------------------------------------------------------------------------------

(a)Excludes $59 million of discounted future net cash flows from the effects of hedging transactions.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                 Consolidated             Equity Investees                 Total
                          ----------------------------  ----------------------  -----------------------------
(In millions)               2001      2000      1999     2001    2000    1999     2001       2000      1999
--------------------------------------------------------------------------------------------------------------
Sales and transfers of
 oil and gas produced,
 net of production costs  $ (2,405) $ (2,508) $ (1,516) $  (83) $ (111) $   (8) $  (2,488) $ (2,619) $ (1,524)
Net changes in prices
 and production costs
 related to future
 production                 (9,242)    6,820     5,891    (141)     12     484     (9,383)    6,832     6,375
Extensions, discoveries
 and improved recovery,
 less related costs            646     1,472       566      -        3       9        646     1,475       575
Development costs
 incurred during the
 period                        613       433       383      19      77      84        632       510       467
Changes in estimated
 future development
 costs                        (242)     (273)      (69)    (16)    (22)    (52)      (258)     (295)     (121)
Revisions of previous
 quantity estimates           (217)   (1,899)     (346)    (38)    (43)     (8)      (255)   (1,942)     (354)
Net changes in purchases
 and sales of minerals
 in place                   (1,291)      380        68      -       -       -      (1,291)      380        68
Net change in exchanges
 of reserves in place         (357)      755        -      357    (547)     -          -        208        -
Accretion of discount        1,565       843       382      56      62      18      1,621       905       400
Net change in income
 taxes                       3,466    (1,969)   (1,995)    124      90    (117)     3,590    (1,879)   (2,112)
Other                          646      (169)       10    (133)     30     (39)       513      (139)      (29)
--------------------------------------------------------------------------------------------------------------
Net change for the year     (6,818)    3,885     3,374     145    (449)    371     (6,673)    3,436     3,745
Beginning of year           10,206     6,321     2,947      67     516     145     10,273     6,837     3,092
--------------------------------------------------------------------------------------------------------------
End of year               $  3,388  $ 10,206  $  6,321  $  212  $   67  $  516  $   3,600  $ 10,273  $  6,837
--------------------------------------------------------------------------------------------------------------

Five-Year Operating Summary

                                        2001    2000    1999    1998    1997
------------------------------------------------------------------------------
Net Liquid Hydrocarbon Production
 (thousands of barrels per day)
 United States (by business unit)(a))
  Gulf Coast                                72      62      74      55      29
  Northern                                  29      30      28      30      32
  Southern                                  26      39      43      50      54
                                       ------- ------- ------- ------- -------
  Total United States                      127     131     145     135     115
                                       ------- ------- ------- ------- -------
 International
  Canada                                    11      19      17       6      -
  Egypt                                     -        1       5       8       8
  Gabon                                     16      16       9       5      -
  Norway                                    -       -       -        1       2
  United Kingdom                            46      29      31      41      39
                                       ------- ------- ------- ------- -------
  Total International                       73      65      62      61      49
                                       ------- ------- ------- ------- -------
   Consolidated                            200     196     207     196     164
 Equity investee(b)                          9      11       1      -       -
                                       ------- ------- ------- ------- -------
    Total                                  209     207     208     196     164
 Natural gas liquids included in above      19      22      19      17      17
------------------------------------------------------------------------------
Net Natural Gas Production (millions
 of cubic feet per day)
 United States (by business unit)(a)
  Alaska                                   179     160     148     144     151
  Gulf Coast                               112      88     107      84      78
  Northern                                 218     203     193     183     179
  Southern                                 284     280     307     333     314
                                       ------- ------- ------- ------- -------
  Total United States                      793     731     755     744     722
                                       ------- ------- ------- ------- -------
 International
  Canada                                   123     143     150      65      -
  Egypt                                     -       -       13      16      11
  Ireland                                   79     115     132     168     228
  Norway                                     5      -       26      27      54
  United Kingdom - equity                  234     212     168     165     130
            - other(c)                       8      11      16      23      32
                                       ------- ------- ------- ------- -------
  Total International                      449     481     505     464     455
                                       ------- ------- ------- ------- -------
   Consolidated                          1,242   1,212   1,260   1,208   1,177
 Equity investee(d)                         31      29      36      33      42
                                       ------- ------- ------- ------- -------
    Total                                1,273   1,241   1,296   1,241   1,219
------------------------------------------------------------------------------
Average Sales Prices(a)
 Liquid Hydrocarbons (dollars per
  barrel)(e)
  United States                        $ 20.62 $ 25.55 $ 16.01 $ 10.90 $ 17.22
  International                          23.26   26.54   16.90   12.24   18.77
 Natural Gas (dollars per thousand
  cubic feet)(e)
  United States                        $  3.69 $  3.49 $  2.07 $  1.95 $  2.34
  International                           2.97    2.76    1.90    1.94    2.00
------------------------------------------------------------------------------
Net Proved Reserves at year-end
 (developed and undeveloped)
 Liquid Hydrocarbons (millions of
  barrels)
  United States                            268     458     520     549     590
  International                            118     259     277     316     187
                                       ------- ------- ------- ------- -------
   Consolidated                            386     717     797     865     777
  Equity investee(b)                       184      -       77      80      82
                                       ------- ------- ------- ------- -------
    Total                                  570     717     874     945     859
 Developed reserves as % of total net
  reserves                                 90%     76%     81%     71%     77%
                                       ------- ------- ------- ------- -------
 Natural Gas (billions of cubic feet)
  United States                          1,793   1,914   2,057   2,163   2,232
  International                          1,014   1,091   1,607   1,796   1,071
                                       ------- ------- ------- ------- -------
   Consolidated                          2,807   3,005   3,664   3,959   3,303
  Equity investee(d)                        51      89     123     110     111
                                       ------- ------- ------- ------- -------
    Total                                2,858   3,094   3,787   4,069   3,414
 Developed reserves as % of total net
  reserves                                 74%     78%     75%     79%     83%
------------------------------------------------------------------------------

(a) Prior years reclassified to conform to 2001 classifications.
(b) Represents Marathon's equity interest in MKM Partners L.P., Sakhalin Energy Investment Company Ltd. and CLAM Petroleum B.V.
(c) Represents gas acquired for injection and subsequent resale.
(d) Represents Marathon's equity interest in CLAM Petroleum B.V.
(e) Prices exclude gains/losses from hedging activities, equity investees and gas purchased for injection and subsequent resale.

Five-Year Operating Summary CONTINUED

                                          2001(a) 2000(a) 1999(a) 1998(a)  1997
---------------------------------------------------------------------------------
Refinery Operations (thousands of
 barrels per day)
 In-use crude oil capacity at year-end        935     935     935     935     575
 Refinery runs - crude oil refined            929     900     888     894     525
         - other charge and blend
         stocks                               143     141     139     127      99
 In-use crude oil capacity utilization
  rate                                        99%     96%     95%     96%     92%
---------------------------------------------------------------------------------
Source of Crude Processed (thousands
 of barrels per day)
 United States                                403     400     349     317     202
 Canada                                       115     102      92      98      24
 Middle East and Africa                       347     346     363     394     241
 Other International                           64      52      84      85      58
                                          ------- ------- ------- ------- -------
  Total                                       929     900     888     894     525
---------------------------------------------------------------------------------
Refined Product Yields (thousands of
 barrels per day)
 Gasoline                                     581     552     566     545     353
 Distillates                                  286     278     261     270     154
 Propane                                       22      20      22      21      13
 Feedstocks and special products               69      74      66      64      36
 Heavy fuel oil                                39      43      43      49      35
 Asphalt                                       76      74      69      68      39
                                          ------- ------- ------- ------- -------
  Total                                     1,073   1,041   1,027   1,017     630
---------------------------------------------------------------------------------
Refined Product Sales Volumes (thousands of
 barrels per day)(b)
 Gasoline                                     748     746     714     671     452
 Distillates                                  345     352     331     318     198
 Propane                                       21      21      23      21      12
 Feedstocks and special products               71      69      66      67      40
 Heavy fuel oil                                41      43      43      49      34
 Asphalt                                       78      75      74      72      39
                                          ------- ------- ------- ------- -------
  Total                                     1,304   1,306   1,251   1,198     775
 Matching buy/sell volumes included in
  above                                        45      52      45      39      51
---------------------------------------------------------------------------------
Refined Products Sales Volumes by
 Class of Trade (as a % of total sales
 volumes)
 Wholesale - independent private-brand
  marketers and consumers                     66%     65%     66%     65%     61%
 Marathon and Ashland brand jobbers
  and dealers                                  13      12      11      11      13
 Speedway SuperAmerica retail outlets          21      23      23      24      26
                                          ------- ------- ------- ------- -------
  Total                                      100%    100%    100%    100%    100%
---------------------------------------------------------------------------------
Refined Products (dollars per barrel)
 Average sales price                      $ 34.54 $ 38.24 $ 24.59 $ 20.65 $ 26.38
 Average cost of crude oil throughput       23.47   29.07   18.66   13.02   19.00
---------------------------------------------------------------------------------
Refining and Wholesale Marketing
 Margin (dollars per gallon)(c)           $ .1167 $ .0788 $ .0353 $ .0536 $ .0540
---------------------------------------------------------------------------------
Refined Product Marketing Outlets at
 year-end
 MAP operated terminals                        88      90      92      87      50
 Retail - Marathon and Ashland brand        3,800   3,728   3,482   3,117   2,465
    - Speedway SuperAmerica(d)              2,104   2,148   2,346   2,178   1,468
---------------------------------------------------------------------------------
Speedway SuperAmerica(d)
 Gasoline & distillates sales
  (millions of gallons)                     3,572   3,732   3,610   3,681   2,511
 Gasoline & distillates gross margin
  (dollars per gallon)                    $ .1206 $ .1261 $ .1274 $ .1368 $ .1106
 Merchandise sales (millions)             $ 2,253 $ 2,160 $ 1,917 $ 1,708 $   936
 Merchandise gross margin (millions)      $   527 $   510 $   500 $   462 $   226
---------------------------------------------------------------------------------
Petroleum Inventories at year-end
 (thousands of barrels)
 Crude oil, raw materials and natural
  gas liquids                              32,741  33,884  34,470  35,937  19,385
 Refined products                          36,310  34,386  32,853  32,334  20,598
---------------------------------------------------------------------------------
Pipelines (miles of common carrier
 pipelines)(e)
 Crude Oil - gathering lines                  271     419     557   2,827   1,003
      - trunklines                          4,511   4,623   4,720   4,859   2,665
 Products - trunklines                      2,847   2,834   2,856   2,861   2,310
                                          ------- ------- ------- ------- -------
  Total                                     7,629   7,876   8,133  10,547   5,978
---------------------------------------------------------------------------------
Pipeline Barrels Handled (millions)(f)
 Crude Oil - gathering lines                 16.3    22.7    30.4    47.8    43.9
      - trunklines                          570.6   563.6   545.7   571.9   369.6
 Products - trunklines                      345.6   329.7   331.9   329.7   262.4
                                          ------- ------- ------- ------- -------
  Total                                     932.5   916.0   908.0   949.4   675.9
---------------------------------------------------------------------------------
River Operations
 Barges - owned/leased                        156     158     169     169      -
 Boats - owned/leased                           8       7       8       8      -
---------------------------------------------------------------------------------

(a) 1998-2001 statistics include 100% of MAP and should be considered when compared to 1997.
(b) Total average daily volumes of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(c) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(d) Excludes travel centers contributed to Pilot Travel Centers LLC. Periods prior to September 1, 2001 have been restated.
(e) Pipelines for downstream operations also include non-common carrier, leased and equity investees.
(f) Pipeline barrels handled on owned common carrier pipelines, excluding equity investees.

Five-Year Financial Summary

(Dollars in millions, except
as noted)                                 2001      2000      1999      1998      1997
-----------------------------------------------------------------------------------------
From Continuing Operations
 Revenues and Other Income
 Revenues by product:
  Refined products                      $ 20,841  $ 22,513  $ 15,143  $ 12,852  $ 10,300
  Merchandise                              2,506     2,441     2,194     1,941     1,099
  Liquid hydrocarbons                      6,585     6,856     4,587     5,023     2,755
  Natural gas                              2,933     2,459     1,429     1,168     1,264
  Transportation and other
   products                                  154       158       196       269       166
 Gain (loss) on ownership
  change in MAP                               (6)       12        17       245        -
 Other(a)                                     53      (640)      100       104        86
                                        --------  --------  --------  --------  --------
   Total revenues and other
    income                              $ 33,066  $ 33,799  $ 23,666  $ 21,602  $ 15,670
-----------------------------------------------------------------------------------------
 Income From Operations
 Exploration and production
  (E&P)
  Domestic                              $  1,124  $  1,111  $    494  $    190  $    500
  International                              297       420       124        88       273
                                        --------  --------  --------  --------  --------
   Income for E&P reportable
    segment                                1,421     1,531       618       278       773
 Refining, marketing and
  transportation                           1,914     1,273       611       896       563
 Other energy related
  businesses                                  60        42        61        33        48
                                        --------  --------  --------  --------  --------
   Income for reportable
    segments                               3,395     2,846     1,290     1,207     1,384
 Items not allocated to
  reportable segments:
  Administrative expenses                   (162)     (136)     (108)     (106)     (168)
  Loss related to sale of
   certain Canadian assets                  (221)       -         -         -         -
  Joint venture formation
   charges                                    -       (931)       -         -         -
  Inventory market valuation
   adjustments                               (72)       -        551      (267)     (284)
  Gain (loss) on ownership
   change & transition
   charges - MAP                              (6)       12        17       223        -
  Int'l. & domestic oil &
   gas impairments & gas
   contract settlement                        -       (197)      (16)     (119)       -
  Other items                                 20        36       (33)      (14)      (24)
                                        --------  --------  --------  --------  --------
   Income from operations                  2,954     1,630     1,701       924       908
 Minority interest in income
  of MAP                                     704       498       447       249        -
 Net interest and other
  financial costs                            173       236       288       237       260
 Provision for income taxes                  759       476       320       137       207
                                        --------  --------  --------  --------  --------
 Income From Continuing
  Operations                            $  1,318  $    420  $    646  $    301  $    441
 Per common share - basic
  (in dollars)                              4.26      1.35      2.09      1.03      1.53
             - diluted (in
             dollars)                       4.26      1.35      2.09      1.02      1.52
 Net Income                                  377       432       654       310       456
 Per common share - basic
  (in dollars)                              1.22      1.39      2.11      1.06      1.59
             - diluted (in
             dollars)                       1.22      1.39      2.11      1.05      1.58
-----------------------------------------------------------------------------------------
Balance Sheet Position at
 year-end
 Current assets                         $  4,411  $  4,985  $  4,081  $  2,976  $  2,018
 Net investment in United
  States Steel                                -      1,919     2,056     2,093     1,782
 Net property, plant and
  equipment                                9,578     9,375    10,293    10,429     7,566
 Total assets                             16,129    17,151    17,730    16,637    12,347
 Short-term debt                             215       228        48       191       525
 Other current liabilities                 3,253     3,784     3,096     2,419     1,737
 Long-term debt                            3,432     1,937     3,320     3,456     2,476
 Minority interest in MAP                  1,963     1,840     1,753     1,590        -
 Common stockholders' equity               4,940     6,764     6,856     6,405     5,400
-----------------------------------------------------------------------------------------
Cash Flow Data--Continuing
 Operations
 Net cash from operating
  activities                            $  2,919  $  3,146  $  2,008  $  1,633  $  1,231
 Capital expenditures(b)                   1,639     1,425     1,378     1,270     1,038
 Disposal of assets                          296       539       356        65        60
 Dividends paid                              284       274       257       246       219
-----------------------------------------------------------------------------------------
Employee Data--Continuing
 Operations(c)
 Marathon:
 Total employment costs                 $  1,498  $  1,474  $  1,421  $  1,054  $    854
 Average number of employees              30,791    31,515    33,086    24,344    20,695
 Number of pensioners at
  year-end                                 3,105     3,255     3,402     3,378     3,099
 Speedway SuperAmerica LLC:
 (Included in Marathon
  totals)
 Total employment costs                 $    496  $    489  $    452  $    283  $    263
 Average number of employees              21,449    21,649    22,801    12,831    12,816
 Number of pensioners at
  year-end                                   205       211       209       212       215
-----------------------------------------------------------------------------------------
Stockholder Data at year-end
 Number of common shares
  outstanding (in millions)                309.4     308.3     311.8     308.5     288.8
 Registered shareholders (in
  thousands)                                69.7      65.0      71.4      77.3      84.0
 Market price of common
  stock                                 $ 30.000  $ 27.750  $ 24.688  $ 30.125  $ 33.750
-----------------------------------------------------------------------------------------

(b) Includes capital expenditures for which payment has been deferred in 2001.
(c) Employee Data for 1998 includes Ashland employees from the date of their payroll transfer to MAP, which occurred at various times throughout 1998. These employees were contracted to MAP in 1998, prior to their payroll transfer.
(a) Includes dividend and investee income, net gains (losses) on disposal of assets and other income.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of The Registrant

   Information concerning the directors of Marathon required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in Marathon's Proxy Statement dated March 11, 2002, for the 2002 Annual Meeting of Stockholders.

   The executive officers of Marathon or its subsidiaries and their ages as of February 1, 2002, are as follows:

     Albert G. Adkins........  54 Vice President, Accounting and Controller
     Philip G. Behrman.......  51 Senior Vice President, Worldwide Exploration
     Clarence P. Cazalot,
      Jr.....................  51 President and Chief Executive Officer, and Director
     G. David Golder.........  54 Senior Vice President, Commercialization and Development
     Steven B. Hinchman......  43 Senior Vice President, Production Operations
     Jerry Howard............  53 Senior Vice President, Corporate Affairs
     Steven J. Lowden........  42 Senior Vice President, Business Development
     Kenneth L. Matheny......  54 Vice President, Investor Relations
     John T. Mills...........  54 Chief Financial Officer
     Paul C. Reinbolt........  46 Vice President, Finance and Treasurer
     William F. Schwind,
      Jr.....................  57 Vice President, General Counsel and Secretary
     Thomas J. Usher.........  59 Chairman of the Board of Directors

   With the exception of Mr. Cazalot, Mr. Behrman and Mr. Lowden mentioned above, all of the executive officers have held responsible management or professional positions with Marathon or its subsidiaries for more than the past five years.

Item 11. Management Remuneration

   Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in Marathon's Proxy Statement dated March 11, 2002, for the 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in Marathon's Proxy Statement dated March 11, 2002, for the 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

   Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in Marathon's Proxy Statement dated March 11, 2002, for the 2002 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   A. Documents Filed as Part of the Report

   1. Financial Statements (see Part II, Item 8. of this report regarding financial statements).

   2. Financial Statement Schedules.

     Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is contained in the financial statements or notes thereto.

     Schedule II--Valuation and Qualifying Accounts is provided on page 55.

   B. Reports on Form 8-K

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

    Form 8-K dated November 14, 2001, reporting under Item 9. Regulation FD Disclosure, that USX Corporation is furnishing information relating to Clarence P. Cazalot, Jr.'s presentation to analysts.

    Form 8-K dated November 28, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the November 28, 2001 press release titled "USX Capital Trust I Redeems Its QUIPS".

    Form 8-K dated December 4, 2001, reporting under item 5. Other Events, that USX Corporation is furnishing information for the December 4, 2001 press release titled "U.S. Steel Developing Plan for Significant Consolidation in Domestic Integrated Steel Industry".

    Form 8-K dated December 9, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the December 9, 2001 press release titled "U. S. Steel, NKK Corporation and National Steel in Consolidation Talks".

    Form 8-K dated December 10, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the December 10, 2001 press release titled "United States Steel Extends and Decreases Minimum Condition to Exchange Offers".

    Form 8-K dated December 13, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the December 13, 2001 press release titled "United States Steel Discloses Updated Outlook", and filing the following unaudited combined financial statements for United States Steel: Combined Statement of Operations - Third Quarter and Nine Months Ended September 30, 2001 and 2000; Combined Balance Sheet - at September 30, 2001 and December 31, 2000; Combined Statement of Cash Flows - Nine Months Ended September 30, 2001 and 2000; and Selected Notes to Combined Financial Statements, all of which are unaudited.

    Form 8-K dated December 17, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the December 17, 2001 press release titled "Fire Halts Production at Double Steel Coating Company".

    Form 8-K dated December 17, 2001, reporting under Item 5. Other Events, that USX Corporation is furnishing information for the December 17, 2001 press release titled "United States Steel Completes Exchange Offers".

    Form 8-K dated December 31, 2001 (as amended by a Form 8-K/A (dated January 3, 2002)) filed January 15, 2002), reporting under Item 2. Acquisition or Disposition of Assets, that Marathon Oil Corporation, formerly known as USX Corporation, is furnishing information relating to the completion on December 31, 2001 of the separation of USX Corporation's steel and energy businesses pursuant to the Agreement and Plan of Reorganization, dated as of July 31, 2001, by and between USX Corporation and United States Steel LLC, filing by amendment to this 8-K of Pro Forma Financial Information, and information for the December 31, 2001, press release titled "USX to Complete Previously Announced Spin-Off of its Steel Business".

    Form 8-K/A dated January 3, 2002, reporting under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, that Marathon Oil Corporation is filing Unaudited Pro Forma Condensed Financial Statements to give effect to the separation of and significant transactions related to the separation of USX Corporation (renamed Marathon Oil Corporation) into two separate companies, Marathon Oil Corporation and United States Steel Corporation.

    Form 8-K dated February 27, 2002, reporting under Item 5. Other Events, the filing of the audited Financial Statements and Supplementary Data for the fiscal year ended December 31, 2001, reports of independent accountants, the computation of the ratio of earnings to combined fixed charges and preferred stock dividends, and the ratio of earnings to fixed charges for Marathon Oil Corporation for the fiscal year ended December 31, 2001.

    Form 8-K dated February 27, 2002, reporting under Item 5. Other Events, that Marathon Oil Corporation entered into an underwriting agreement for the public offering of $450 million aggregate principal amount of 6.125% Notes due 2012 and $550 million aggregate principal amount of 6.800% Notes due 2032.

C. Exhibits

Exhibit No.

2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

  (a) Holding Company Reorganization
      Agreement, dated as of July 1,
      2001, by and among USX Corporation,
      USX Holdco, Inc. and United States
      Steel LLC...........................    Incorporated by reference to
                                              Exhibit 3.1 to USX Corporation's
                                              Form 8-K dated July 2, 2001.

  (b) Agreement and Plan of
      Reorganization, dated as of July
      31, 2001, by and between USX
      Corporation and United States Steel
      LLC ................................    Incorporated by reference to
                                              Exhibit 2.1 to USX Corporation's
                                              Registration Statement on Form S-
                                              4 filed September 7, 2001
                                              (Registration No. 333-69090).

3. Articles of Incorporation and By-laws

  (a) Restated Certificate of
      Incorporation of Marathon Oil
      Corporation.........................

  (b) By-laws of Marathon Oil
      Corporation.........................    Incorporated by reference to
                                              Exhibit 3.2 to USX Corporation's
                                              Form 8-K dated July 2, 2001.

4. Instruments Defining the Rights of Security Holders, Including Indentures

  (a) Five Year Credit Agreement dated as
      of November 30, 2000................    Incorporated by reference to
                                              Exhibit 4(a) to USX Corporation's
                                              Form 10-K for the year ended
                                              December 31, 2000.

  (b) Rights Agreement between Marathon
      Oil Corporation and National City
      Bank, as Right Agent, as amended....    Incorporated by reference to
                                              Exhibit 4.6 to Post-Effective
                                              Amendment No. 2 to Marathon Oil
                                              Corporation's Registration
                                              Statement on Form S-3 filed on
                                              February 6, 2002 (Registration
                                              No. 333-88797).


  (c) Senior Indenture dated February 26,
      2002 between Marathon Oil
      Corporation and JPMorgan Chase
      Bank, as Trustee....................    Incorporated by reference to
                                              Exhibit 4.1 to Marathon Oil
                                              Corporation's Form 8-K dated
                                              February 27, 2002.

  (d) Pursuant to CFR 229.601(b)(4)(iii),
      instruments with respect to long-
      term debt issues have been omitted
      where the amount of securities
      authorized under such instruments
      does not exceed 10% of the total
      consolidated assets of Marathon.
      Marathon hereby agrees to furnish a
      copy of any such instrument to the
      Commission upon its request.

10. Material Contracts

  (a) Marathon Oil Corporation 1990 Stock
      Plan, As Amended and Restated
      Effective January 1, 2002...........

  (b) Marathon Oil Corporation Annual
      Incentive Compensation Plan, As
      Amended Effective January 1, 2002...

  (c) Marathon Oil Corporation Senior
      Executive Officer Annual Incentive
      Compensation Plan, As Amended and
      Restated Effective January 1,
      2002................................

  (d) Marathon Oil Corporation Deferred
      Compensation Plan for Non-Employee
      Directors, Amended and Restated as
      of January 1, 2002..................

  (e) Marathon Oil Corporation Non-
      Officer Restricted Stock Plan, As
      Amended and Restated Effective
      January 1, 2002.....................

  (f) Marathon Oil Corporation Non-
      Employee Director Stock Plan, As
      Amended and Restated Effective
      January 1, 2002.....................

  (g) Marathon Oil Company Annual
      Incentive Compensation Plan, As
      Amended November 23, 1999...........    Incorporated by reference to
                                              Exhibit 10(d) of USX
                                              Corporation's Form 10-K for the
                                              year ended December 31, 1999.

  (h) Form of Change of Control Agreement
      between USX Corporation and Various
      Officers............................    Incorporated by reference to
                                              Exhibit 10.12 to Amendment No. 1
                                              to USX Corporation's Registration
                                              Statement on Form S-4 filed
                                              September 20, 2001. (Registration
                                              No. 333-69090)

  (i) Completion and Retention Agreement,
      dated as of August 8, 2001, among
      USX Corporation, United States
      Steel LLC and Thomas J. Usher.......    Incorporated by reference to
                                              Exhibit 10.10 to Amendment No. 1
                                              to USX Corporation's Registration
                                              Statement on Form S-4 filed
                                              September 20, 2001. (Registration
                                              No. 333-69090)

  (j) Agreement between Marathon Oil
      Company and Clarence P. Cazalot,
      Jr., executed February 28, 2000.....    Incorporated by reference to
                                              Exhibit 10(k) of USX
                                              Corporation's Form 10-K for the
                                              year ended December 31, 1999.

  (k) Letter Agreement between Marathon
      Oil Company and Steven J. Lowden,
      executed September 17, 2000.........

  (l) Letter Agreement between Marathon
      Oil Company and Philip G. Behrman,
      executed September 19, 2000.........

  (m) Letter Agreement between USX
      Corporation and John T. Mills,
      executed September 25, 2000.........

  (n) Amended and Restated Limited
      Liability Company Agreement of
      Marathon Ashland Petroleum LLC,
      dated as of December 31, 1998.......    Incorporated by reference to
                                              Exhibit 10(b) of USX
                                              Corporation's Form 10-Q for the
                                              quarter ended June 30, 1999.

  (o) Amendment No. 1 dated as of
      December 31, 1998 to Put/Call,
      Registration Rights and Standstill
      Agreement of Marathon Ashland
      Petroleum LLC dated as of January
      1, 1998.............................    Incorporated by reference to
                                              Exhibit 10.2 of USX Corporation's
                                              Form 8-K dated January 1, 1998,
                                              and Exhibit 10(i) of USX
                                              Corporation's Form 10-Q for the
                                              quarter ended June 30, 1999.

   (p) Tax Sharing Agreement between USX
      Corporation (renamed Marathon Oil
      Corporation) and United States
      Steel LLC (converted into United
      States Steel Corporation) dated as
      of December 31, 2001................    Incorporated by reference to
                                              Exhibit 99.3 to Marathon Oil
                                              Corporation's Form 8-K dated
                                              December 31, 2001.

  (q) Transition Services Agreement
      between USX Corporation (renamed
      Marathon Oil Corporation) and
      United States Steel LLC (converted
      into United States Steel
      Corporation) dated as of December
      31, 2001............................    Incorporated by reference to
                                              Exhibit 99.4 to Marathon Oil
                                              Corporation's Form 8-K dated
                                              December 31, 2001.

  (r) Financial Matters Agreement between
      USX Corporation (renamed Marathon
      Oil Corporation) and United States
      Steel LLC (converted into United
      States Steel Corporation) dated
      December 31, 2001...................    Incorporated by reference to
                                              Exhibit 99.5 to Marathon Oil
                                              Corporation's Form 8-K dated
                                              December 31, 2001.

  (s) Insurance Assistance Agreement
      between USX Corporation (renamed
      Marathon Oil Corporation) and
      United States Steel LLC (converted
      into United States Steel
      Corporation) dated as of December
      31, 2001............................    Incorporated by reference to
                                              Exhibit 99.6 to Marathon Oil
                                              Corporation's Form 8-K dated
                                              December 31, 2001.

  (t) License Agreement between USX
      Corporation (renamed Marathon Oil
      Corporation) and United States
      Steel LLC (converted into United
      States Steel Corporation) dated as
      of December 31, 2001................    Incorporated by reference to
                                              Exhibit 99.7 to Marathon Oil
                                              Corporation's Form 8-K dated
                                              December 31, 2001.

  (u) Letter Agreement between John P.
      Surma and Marathon Group of USX
      Corporation, executed January 27,
      1997................................

  (v) Letter Agreement between John P.
      Surma and USX Corporation, executed
      December 21, 2001...................


12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2  Computation of Ratio of Earnings to Fixed Charges

21.   List of Significant Subsidiaries

23.   Consent of Independent Accountants

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors of Marathon Oil Corporation:

   Our audit of the consolidated financial statements referred to in our report dated February 15, 2002 appearing in the 2001 Annual Report of Marathon Oil Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 15, 2002

                           Marathon Oil Corporation
                Schedule II--Valuation and Qualifying Accounts
             For the Years Ended December 31, 2001, 2000 and 1999

                                           Additions
                                      -------------------
                          Balance at  Charged to Charged                 Balance at
                         Beginning of Costs and  to Other                  End of
(In millions)               Period     Expenses  Accounts  Deductions(a)   Period
-----------------------------------------------------------------------------------
Year ended December 31,
 2001
 Reserves deducted in
  the balance sheet
  from the assets to
  which they apply:
   Allowance for
    doubtful accounts...     $  3        $25       $ -         $ 20         $  8
   Inventory market
    valuation reserve...        -         72         -            -           72
   Tax valuation
    allowances:
     State..............       16          7        53(b)         -           76
     Foreign............      252          -        43(c)        10          285
Year ended December 31,
 2000
 Reserves deducted in
  the balance sheet
  from the assets to
  which they apply:
   Allowance for
    doubtful accounts...     $  2        $ 8       $ -         $  7         $  3
   Tax valuation
    allowances:
     Federal............       30          -         -           30            -
     State..............       11          -         5(c)         -           16
     Foreign............      282          -         -           30          252
Year ended December 31,
 1999
 Reserves deducted in
  the balance sheet
  from the assets to
  which they apply:
   Allowance for
    doubtful accounts...     $  3        $ 3       $ -         $  4         $  2
   Inventory market
    valuation reserve...      551          -         -          551            -
   Tax valuation
    allowances:
     Federal............       30          -         -            -           30
     State..............        8          -         3(c)         -           11
     Foreign............      260         22         -            -          282
-----------------------------------------------------------------------------------

(a) Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries. Deductions in the inventory market valuation reserve reflect increases in market prices and inventory turnover, resulting in noncash credits to costs and expenses. Reductions in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
(b) The increase in the valuation allowance is related to net operating losses previously attributed to United States Steel which were retained by Marathon in connection with the Separation. The transfer of net operating losses and the related valuation allowance was recorded as a capital transaction with United States Steel.
(c) Reflects valuation allowances established for deferred tax assets generated in the current period, primarily related to net operating losses.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 11, 2002.

                           MARATHON OIL CORPORATION

                          /s/ Albert G. Adkins
                   By: _______________________________
                            Albert G. Adkins
                     Vice President, Accounting and
                               Controller


                Signature                                      Title
                ---------                                      -----

           /s/ Thomas J. Usher                  Chairman of the Board and Director
__________________________________________
             Thomas J. Usher

      /s/ Clarence P. Cazalot, Jr.            President & Chief Executive Officer and
__________________________________________                   Director
         Clarence P. Cazalot, Jr.

           /s/ John T. Mills                          Chief Financial Officer
__________________________________________
              John T. Mills

          /s/ Albert G. Adkins -             Vice President, Accounting and Controller
__________________________________________
             Albert G. Adkins

         /s/ Shirley Ann Jackson                             Director
__________________________________________
           Shirley Ann Jackson

          /s/ Seth E. Schofield                              Director
__________________________________________
            Seth E. Schofield

          /s/ Douglas C. Yearly                              Director
__________________________________________
            Douglas C. Yearly

          /s/ Neil A. Armstrong                              Director
__________________________________________
            Neil A. Armstrong

          /s/ David A. Daberko                               Director
__________________________________________
             David A. Daberko

           /s/ Charles R. Lee                                Director
__________________________________________
              Charles R. Lee

          /s/ Dennis H. Reilley                              Director
__________________________________________
            Dennis H. Reilley

                       GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

Ashland................. Ashland Inc.
bcf..................... billion cubic feet
bcfd.................... billion cubic feet per day
BOE..................... barrels of oil equivalent
bpd..................... barrels per day
CAA..................... Clean Air Act
CERCLA.................. Comprehensive Environmental Response, Compensation, and
                          Liability Act
CLAM.................... CLAM Petroleum B.V.
CWA..................... Clean Water Act
DOE..................... Department of Energy
downstream.............. refining, marketing and transportation operations
E&P..................... exploration and production
EPA..................... U.S. Environmental Protection Agency
exploratory............. wildcat and delineation, i.e., exploratory wells
Gulf.................... Gulf of Mexico
IMV..................... Inventory Market Valuation
Indexed Debt............ 6 3/4% Exchangeable Notes Due February 1, 2000
Kinder Morgan........... Kinder Morgan Energy Partners, L.P.
LNG..................... liquefied natural gas
LPG..................... liquefied petroleum gas
LTV..................... LTV Corporation
MAP..................... Marathon Ashland Petroleum LLC
Marathon................ Marathon Oil Corporation
Marathon Stock.......... USX-Marathon Group Common Stock
mcf..................... thousand cubic feet
MIPS.................... 8 3/4% Cumulative Monthly Income Preferred Stock
MKM..................... MKM Partners L.P.
mmcfd................... million cubic feet per day
NOV..................... Notice of Violation
OPA-90.................. Oil Pollution Act of 1990
OTC..................... over the counter
Pennaco................. Pennaco Energy
Petronius............... Viosca Knoll Block 786
Pilot................... Pilot Corporation
PRP..................... potentially responsible party
PTC..................... Pilot Travel Centers LLC
QUIPS................... 6.75% Convertible Quarterly Income Preferred Securities
                          of
                          USX Capital Trust I
RCRA.................... Resource Conservation and Recovery Act
RM&T.................... refining, marketing and transportation
RTI..................... RTI International Metals, Inc. (formerly RMI Titanium
                          Company)
SAGE.................... Scottish Area Gas Evacuation
Sakhalin Energy......... Sakhalin Energy Investment Company Ltd.
SG&A.................... selling, general and administrative
SSA..................... Speedway SuperAmerica LLC
Steel Stock............. USX-U. S. Steel Group Common Stock
Transtar................ Transtar Inc.
U.K. ................... United Kingdom
United States Steel..... United States Steel Corporation
upstream................ exploration and production operations
USSK.................... U. S. Steel Kosice s.r.o.
USTs.................... underground storage tanks
VSZ..................... VSZ a.s.
VSZ U. S. Steel s.       U. S. Steel and VSZ a.s. joint venture in Kosice,
 r.o. ..................  Slovakia