Form 10-Q
period 2002-03-31
MARATHON OIL CORP
filed 2002-05-15
CIK 101778

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


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

                             Tel. No. (713) 629-6600


================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes   X     No
                                                -----      -----

There were 309,705,270 shares of Marathon Oil Corporation Common Stock outstanding as of April 30, 2002.

================================================================================

                            MARATHON OIL CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 2002
                          ----------------------------

                                         INDEX                                                Page
                                         -----                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements:

                      Consolidated Statement of Income..................................       3

                      Consolidated Balance Sheet........................................       5

                      Consolidated Statement of Cash Flows..............................       7

                      Selected Notes to Consolidated

                        Financial Statements............................................       9

         Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations......................................................      18

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk.......................................................      31

                      Supplemental Statistics...........................................      36

PART II - OTHER INFORMATION

         Item 1.      Legal Proceedings.................................................      39
         Item 6.      Exhibits and Reports on Form 8-K..................................      40

Part I - Financial Information

                            MARATHON OIL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                ------------------------------------------------

                                                                                                  First Quarter Ended
                                                                                                       March 31

(Dollars in millions)                                                                          2002               2001
-----------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
   Revenues.............................................................................       $6,409            $8,607
   Dividend and investee income.........................................................           29                33
   Net gains on disposal of assets......................................................            8                14
   Gain on ownership change in Marathon Ashland
    Petroleum LLC.......................................................................            2                 1
   Other income.........................................................................            6                67
                                                                                               ------            ------
         Total revenues and other income................................................        6,454             8,722
                                                                                               ------            ------
COSTS AND EXPENSES:
   Cost of revenues (excludes items shown below)........................................        4,759             6,221
   Selling, general and administrative expenses.........................................          187               145
   Depreciation, depletion and amortization.............................................          294               303
   Taxes other than income taxes........................................................        1,060             1,122
   Exploration expenses.................................................................           57                23
   Inventory market valuation credit....................................................          (71)                -
                                                                                               ------            ------
         Total costs and expenses.......................................................        6,286             7,814
                                                                                               ------            ------
INCOME FROM OPERATIONS..................................................................          168               908
Net interest and other financial costs..................................................           64                42
Minority interest in income of Marathon Ashland
 Petroleum LLC..........................................................................           11               107
                                                                                               ------            ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..................................           93               759
Provision for income taxes..............................................................           39               258
                                                                                               ------            ------
INCOME FROM CONTINUING OPERATIONS.......................................................           54               501

DISCONTINUED OPERATIONS:
   Income from discontinued operations..................................................            -                18
   Costs associated with disposition of United States Steel.............................            -                (2)
                                                                                               ------            ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES..................................................................           54               517
Cumulative effect of changes in accounting principles...................................           13                (8)
                                                                                               ------            ------
NET INCOME..............................................................................       $   67            $  509
                                                                                               ======            ======

--------------
Included in revenues and costs and expenses for 2002 and 2001 were $996 million and $1,038 million, respectively, representing consumer excise taxes on petroleum products and merchandise.

  The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
            CONSOLIDATED STATEMENT OF INCOME (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------

                                                                    First Quarter Ended
                                                                         March 31
(Dollars in millions, except per share amounts)                  2002               2001
-----------------------------------------------------------------------------------------
MARATHON COMMON STOCK:
   Income from continuing operations applicable
    to Common Stock.......................................         $ 54             $ 501
   Net income applicable to Common Stock..................         $ 67             $ 500

   Per Share Data:
      Basic and diluted:
        - Income from continuing operations...............         $.17             $1.62
        - Net Income......................................         $.22             $1.62

STEEL STOCK:
   Net income applicable to Steel Stock...................         $  -             $   7

   Per Share Data:
      Basic and diluted:
        - Net Income......................................         $  -             $ .08





  The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                      ASSETS

                                                                                        March 31          December 31
(Dollars in millions)                                                                     2002               2001
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents.....................................................         $   237            $   657
   Receivables, less allowance for doubtful
    accounts of $7 and $8........................................................           1,819              1,708
   Receivables from United States Steel..........................................              12                 64
   Inventories...................................................................           1,991              1,851
   Assets held for sale..........................................................               -                 16
   Deferred income tax benefits..................................................              13                 13
   Other current assets..........................................................             178                102
                                                                                          -------            -------
         Total current assets....................................................           4,250              4,411

   Investments and long-term receivables.........................................           1,530              1,076
   Receivables from United States Steel..........................................             551                551
   Property, plant and equipment, less accumulated
     depreciation, depletion and amortization of
     $10,648 and $10,384.........................................................          10,026              9,578
   Prepaid pensions..............................................................             209                207
   Goodwill......................................................................             256                 88
   Intangibles...................................................................              56                 61
   Other noncurrent assets.......................................................             138                157
                                                                                          -------            -------
         Total assets............................................................         $17,016            $16,129
                                                                                          =======            =======




  The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
                CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
                -------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        March 31          December 31
(Dollars in millions)                                                                     2002               2001
--------------------------------------------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
   Notes payable.................................................................        $     23            $     -
   Accounts payable..............................................................           2,540              2,431
   Payable to United States Steel................................................              28                 28
   Payroll and benefits payable..................................................             213                243
   Accrued taxes.................................................................             267                171
   Accrued interest..............................................................              56                 85
   Obligations to repay preferred securities.....................................               -                295
   Long-term debt due within one year............................................             216                215
                                                                                          -------            -------
         Total current liabilities...............................................           3,343              3,468

Long-term debt...................................................................           4,341              3,432
Deferred income taxes............................................................           1,368              1,297
Employee benefits................................................................             698                677
Payable to United States Steel...................................................               8                  8
Deferred credits and other liabilities...........................................             377                344

Minority interest in Marathon Ashland Petroleum LLC..............................           1,976              1,963

STOCKHOLDERS' EQUITY

Common stock:
   Common Stock issued - 312,165,978 shares at March 31, 2002 and
    December 31, 2001 (par value $1 per share, authorized 550,000,000 shares)....             312                312
   Common stock held in treasury - 2,479,928 shares at March 31, 2002 and
    2,770,929 shares at December 31, 2001........................................             (71)               (74)
Additional paid-in capital.......................................................           3,034              3,035
Retained earnings................................................................           1,640              1,643
Accumulated other comprehensive income...........................................               2                 34
Deferred compensation............................................................             (12)               (10)
                                                                                          -------            -------
         Total stockholders' equity..............................................           4,905              4,940
                                                                                          -------            -------
         Total liabilities and stockholders' equity..............................         $17,016            $16,129
                                                                                          =======            =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------


                                                                                               First Quarter Ended
                                                                                                     March 31
(Dollars in millions)                                                                       2002                 2001
------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income ....................................................................          $    67               $   509
Adjustments to reconcile to net cash provided
 from operating activities:
   Cumulative effect of changes in accounting principles ......................              (13)                    8
   Income from discontinued operations ........................................               --                   (18)
   Costs associated with disposition of United States Steel ...................               --                     2
   Minority interest in income of Marathon Ashland
    Petroleum LLC .............................................................               11                   107
   Depreciation, depletion and amortization ...................................              294                   303
   Inventory market valuation credits .........................................              (71)                   --
   Exploratory dry well costs .................................................               49                     4
   Deferred income taxes ......................................................              (22)                 (159)
   Net gains on disposal of assets ............................................               (8)                  (14)
   Changes in:
         Current receivables ..................................................              (91)                  146
         Receivable from United States Steel ..................................               (2)                   --
         Inventories ..........................................................              (60)                 (170)
         Current accounts payable and accrued expenses ........................              188                  (272)
   All other - net ............................................................              (48)                  125
                                                                                         -------               -------
         Net cash provided from continuing operations .........................              294                   571
         Net cash provided from discontinued operations .......................               --                   243
                                                                                         -------               -------
         Net cash provided from operating activities ..........................              294                   814
                                                                                         -------               -------

INVESTING ACTIVITIES:
Capital expenditures ..........................................................             (292)                 (276)
Acquisition of Equatorial Guinea interests ....................................           (1,013)                   --
Acquisition of Pennaco Energy, Inc. ...........................................               --                  (506)
Disposal of assets ............................................................               21                    34
Receivable from United States Steel ...........................................               54                    --
Restricted cash - withdrawals .................................................               25                    16
                - deposits ....................................................              (20)                   (6)
Investees       - investments .................................................              (54)                   --
All other - net ...............................................................               --                    (6)
                                                                                         -------               -------
         Net cash used in continuing operations ...............................           (1,279)                 (744)
         Net cash used in discontinued operations .............................               --                   (24)
                                                                                         -------               -------
         Net cash used in investing activities ................................           (1,279)                 (768)
                                                                                         -------               -------



  The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (Unaudited)
           -----------------------------------------------------------


                                                                                                  First Quarter Ended
                                                                                                       March 31
(Dollars in millions)                                                                          2002               2001
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements - net .................................        (75)             73
Other debt - borrowings ..................................................................      1,111             139
           - repayments ..................................................................       (104)           (125)
Repayment of preferred securities ........................................................       (294)             --
Dividends paid ...........................................................................        (71)            (95)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC ..........................................................         (2)             (3)
                                                                                              -------         -------
         Net cash provided from (used in) financing activities ...........................        565             (11)
                                                                                              -------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................................         --              (3)
                                                                                              -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................       (420)             32
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........................................        657             559
                                                                                              -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................    $   237         $   591
                                                                                              =======         =======


Cash provided from (used in) operating activities included:
   Interest and other financial costs paid (net of
    amount capitalized) ..................................................................    $   (97)        $  (127)
   Income taxes refunded .................................................................         21              47









  The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2002 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2001 Annual Report on Form 10-K of Marathon Oil Corporation (Marathon).

2. Prior to December 31, 2001, Marathon, formerly named USX Corporation, had two outstanding classes of common stock: USX-Marathon Group common stock (Marathon Stock), which was intended to reflect the performance of Marathon's energy business, and USX-U.S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel Corporation (United States Steel) to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation). At December 31, 2001, the net debt and other financings of United States Steel was $54 million less than the net debt and other financings attributable to the Steel Stock, adjusted for a $900 million value transfer and certain one-time items related to the Separation. On February 6, 2002, United States Steel made a payment to Marathon of $54 million, plus applicable interest, to settle this difference.

     Marathon has accounted for the business of United States Steel as a discontinued operation. The income from discontinued operations for the period ended March 31, 2001, represents the net income attributable to the Steel Stock, except for certain limitations on the amounts of corporate administrative expenses and interest expense (net of income tax effects) allocated to discontinued operations as required by accounting principles generally accepted in the United States.

3. Effective January 1, 2001, Marathon adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This Standard requires recognition of all derivatives as either assets or liabilities at fair value. The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income, net of a tax benefit of $5 million, was $8 million. The unfavorable cumulative effect on other comprehensive income (OCI), net of a tax benefit of $4 million, was $8 million.

     Since the issuance of SFAS No. 133, the Financial Accounting Standards Board (FASB) has issued several interpretations. As a result, Marathon must recognize in income beginning on January 1, 2002, the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million. The favorable pretax change in the fair value of the gas contracts during the quarter was $17 million. The recorded derivative assets will continue to be marked-to-market.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


3.   (Continued)

     Effective January 1, 2002, Marathon adopted the following Statements of Financial Accounting Standards:

     .    No. 141 "Business Combinations" (SFAS No. 141),

     .    No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and

     . No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No.144)

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. The transitional provisions of SFAS No. 141 required Marathon to reclassify $11 million from identifiable intangible assets to goodwill at January 1, 2002.

     SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Effective January 1, 2002, Marathon ceased amortization of existing goodwill, which results in a favorable impact on annual earnings of approximately $3 million, net of tax. A transitional impairment test is required for existing goodwill as of the date of adoption. Marathon will complete the first step of the transitional goodwill impairment test within six months of the date of adoption, as required.

     SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The adoption of SFAS No. 144 had no initial effect on Marathon's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143). Marathon will adopt this Statement effective January 1, 2003, as required. The adoption of this Standard will result in a cumulative effect and be reported as a change in accounting principle. At this time, Marathon cannot reasonably estimate the effect of adoption on either its financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). Extinguishment of debt will be accounted for in accordance with Accounting Principles Board Opinion No. 30 ("Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"). SFAS No. 145 has a dual effective date. The provisions relating to the rescission of SFAS No. 4 will be adopted by Marathon on January 1, 2003. The provisions relating to the amendment of SFAS 13 are applicable to leasing transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on Marathon's financial position or results of operations.

4. Basic net income per share is calculated by adjusting net income for dividend requirements of preferred stock when applicable and is based on the weighted average number of common shares outstanding.

     Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

4. (Continued)- COMPUTATION OF INCOME PER COMMON SHARE

                                                                                             First Quarter Ended
                                                                                                  March 31
                                                                                    2002                            2001
(Dollars in millions, except per share data)                                  Basic       Diluted         Basic            Diluted
------------------------------------------------------------------------------------------------------------------------------------

Common Stock
-------------
  Income from continuing operations applicable-
     to Common Stock .............................................        $    54        $    54        $     501         $     501
  Expenses included in income from continuing
   operations applicable to Steel Stock ..........................             --             --                9                 9
  Costs associated with disposition of
    United States Steel ..........................................             --             --               (2)               (2)

  Cumulative effect of changes in
   accounting principles .........................................             13             13               (8)               (8)

                                                                          -------        -------        ---------         ---------
  Net income applicable to Common Stock ..........................        $    67        $    67        $     500         $     500
                                                                          =======        =======        =========         =========
Shares of common stock outstanding (thousands):

  Average number of common shares outstanding ....................        309,568        309,568          308,753           308,753
  Effect of dilutive securities - stock options ..................             --            268               --               320
                                                                          -------        -------        ---------         ---------
    Average common shares and dilutive effect ....................        309,568        309,836          308,753           309,073
                                                                          =======        =======        =========         =========
Per share:
  Income from continuing operations ..............................        $   .17        $   .17        $    1.62         $    1.62
                                                                          =======        =======        =========         =========
  Cumulative effect of changes in
   accounting principles .........................................        $   .04        $   .04        $    (.03)        $    (.03)

                                                                          =======        =======        =========         =========
  Net income .....................................................        $   .22        $   .22        $    1.62         $    1.62
                                                                          =======        =======        =========         =========
Steel Stock
-----------
Income from discontinued operations ..............................             --             --        $      18         $      18
Expenses included in income from continuing
 operations applicable to Steel Stock ............................             --             --               (9)               (9)

Preferred stock dividends ........................................             --             --               (2)               (2)

                                                                          -------        -------        ---------         ---------
Net income applicable to Steel Stock .............................             --             --        $       7         $       7
                                                                          =======        =======        =========         =========
Shares of common stock outstanding (thousands):

    Average number of common shares outstanding ..................             --             --           88,806            88,806
    Effect of dilutive securities - stock options ................             --             --               --                --
                                                                          -------        -------        ---------         ---------
    Average common shares including dilutive effect ..............             --             --           88,806            88,806
                                                                          =======        =======        =========         =========
Per share:
    Income from discontinued operations ..........................             --             --        $     .20         $     .20
                                                                          =======        =======        =========         =========
    Net income ...................................................             --             --        $     .08         $     .08
                                                                          =======        =======        =========         =========

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


5. Marathon's operations consist of three operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through Marathon Ashland Petroleum LLC (MAP); and 3) Other Energy Related Businesses (OERB) - markets and transports, primarily in the United States and Europe, its own and third-party natural gas and crude oil as well as methanol produced in West Africa.

     The results of segment operations are as follows:

                                                                                                                    Total
(In millions)                                                                   E&P         RM&T         OERB      Segments
---------------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 2002
------------------
Revenues and other income:
  Customer................................................................    $  685       $5,287       $  437       $6,409
  Intersegment (a)........................................................       142           19           14          175
  Equity in earnings of unconsolidated investees..........................         9            8           11           28
  Other...................................................................         1           14            -           15
                                                                              ------       ------       ------       ------
  Total revenues and other income.........................................    $  837       $5,328       $  462       $6,627
                                                                              ======       ======       ======       ======
Segment income............................................................    $  165       $  (51)      $   25       $  139
                                                                              ======       ======       ======       ======

FIRST QUARTER 2001
------------------
Revenues and other income:
  Customer................................................................    $1,176       $6,742       $  689       $8,607
  Intersegment (a)........................................................       180            6           26          212
  United States Steel (a).................................................        10            -            2           12
  Equity in earnings of unconsolidated investees..........................        20            6            4           30
  Other...................................................................         8           15            2           25
                                                                              ------       ------       ------       ------
  Total revenues and other income.........................................    $1,394       $6,769       $  723       $8,886
                                                                              ======       ======       ======       ======
Segment income............................................................    $  600       $  276       $    8       $  884
                                                                              ======       ======       ======       ======


(a) Management believes intersegment transactions and transactions with United States Steel were conducted under terms comparable to those with unrelated parties.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


5.   (Continued)

     The following schedule reconciles segment revenues and income to amounts reported in the financial statements:

                                                               First Quarter
                                                                   Ended
                                                                  March 31
 (In millions)                                               2002         2001
--------------------------------------------------------------------------------
Revenues and other income:
  Segment revenues and other income ..................     $ 6,627      $ 8,886
  Items not allocated to segments:
   Gain on ownership change in MAP ...................           2            1
   Gain on lease resolution with U.S. Government .....          --           59
  Elimination of intersegment revenues ...............        (175)        (212)
  Elimination of sales to United States Steel ........          --          (12)
                                                           -------      -------
     Total revenues and other income .................     $ 6,454      $ 8,722
                                                           =======      =======
Income:
  Segment income .....................................     $   139      $   884
  Items not allocated to segments:
   Administrative expenses ...........................         (44)         (36)
   Inventory market valuation credit .................          71           --
   Gain on ownership change in MAP ...................           2            1
   Gain on lease resolution with U.S. Government .....          --           59
                                                           -------      -------
     Total income from operations ....................     $   168      $   908
                                                           =======      =======

6. On January 3, 2002, Marathon acquired certain interests in Equatorial Guinea, West Africa from CMS Energy Corporation. The purchase price was $1,013 million. Marathon acquired three entities that own a combined 52.4% working interest in oil and gas producing assets and an onshore condensate separation facility as well as a combined 43.2% net interest in an onshore liquefied petroleum gas processing plant through an equity method investee. Additionally, Marathon acquired 50% of the voting interest of an entity that owns (through an equity method investee) a 90% interest in an onshore methanol production plant. First quarter 2002 results of operations include the results of the Equatorial Guinea interests from January 3, 2002.

     The allocation of the purchase price is preliminary. The allocation of purchase price to intangible assets is not expected to be significant. The goodwill arising from the preliminary allocation was $160 million, which was assigned to the E&P segment. Significant factors contributing to a purchase price that resulted in the recognition of goodwill include: the ability to acquire an established business with an assembled workforce, a proven track record and the right to operatorship, and a strategic acquisition in a new core geographic area.

     Additionally, the purchase price allocated to the equity method investments is $201 million higher than the underlying net assets of the investees. This excess will be amortized over the expected useful life of the underlying assets except for $36 million of goodwill relating to the equity investments.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


6.   (Continued)

     The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

     (In millions)
     ---------------------------------------------------------------------------
     Receivables ....................................................   $    15
     Property, plant and equipment ..................................       506
     Inventory and other ............................................        14
     Investment in equity investees .................................       439
     Goodwill (none deductible for income tax purposes) .............       160
                                                                        -------
         Total assets acquired ......................................   $ 1,134
                                                                        -------

     Current liabilities ............................................   $   (12)
     Deferred income taxes ..........................................      (109)
                                                                        -------
         Total liabilities assumed ..................................   $  (121)
                                                                        -------
         Net assets acquired ........................................   $ 1,013
                                                                        =======

     In the first quarter 2001, Marathon acquired Pennaco Energy, Inc. (Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The goodwill totaled $70 million. Goodwill amortization ceased upon adoption of SFAS No. 142 on January 1, 2002. First quarter results of operations for 2001 include the results of Pennaco from February 7, 2001.

     The following unaudited pro forma data for Marathon for the first quarter ended March 31, 2001, includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of 2001. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

     (In millions, except per share amounts)
     -----------------------------------------------------------------
     Revenues and other income ..............................   $8,737
     Income from continuing operations ......................      493
     Net income .............................................      500
     Per share amounts applicable to Common Stock
      - Income from continuing operations - basic and diluted     1.60
      - Net income - basic and diluted ......................     1.57

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

7. Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out
     (LIFO) method.

                                                              (In millions)
                                                         ----------------------
                                                        March 31    December 31
                                                          2002         2001
                                                        --------    -----------

     Crude oil and natural gas liquids ..............     $  699      $  693
     Refined products and merchandise ...............      1,197       1,143
     Supplies and sundry items ......................         96          87
                                                          ------      ------
        Total (at cost) .............................      1,992       1,923
        Less inventory market valuation reserve .....          1          72
                                                          ------      ------
     Net inventory carrying value ...................     $1,991      $1,851
                                                          ======      ======

     Marathon has established an inventory market valuation (IMV) reserve to adjust the cost basis of its inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. First quarter 2002 results of operations include a credit to income from operations of $71 million.

8. The following sets forth Marathon's comprehensive income for the periods shown:

                                                          March 31    March 31
        (In millions)                                       2002        2001
        -------------                                     --------    --------
     Net income .........................................   $  67      $ 509
     Other comprehensive income (loss)
        Foreign currency translation adjustments ........      (1)        (2)
        Deferred gains (losses) on derivative instruments     (31)        34
                                                            -----      -----
     Total comprehensive income .........................   $  35      $ 541
                                                            =====      =====

9. The provision for income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

     In the first quarter of 2002 and 2001, the provision for income taxes includes unfavorable adjustments of $4 million and $5 million, respectively, related to prior years' taxes.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

10. At March 31, 2002, Marathon had $400 million in borrowings against its $1,354 million long-term revolving credit facility and no borrowings against its $451 million short-term revolving credit facility.

     Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million. At March 31, 2002, there were no borrowings against these facilities.

     At March 31, 2002, MAP had no borrowings against its $450 million revolving credit agreements with banks and had $22 million outstanding against its $190 million revolving credit agreement with Ashland, Inc., which was amended and extended for one year to March 15, 2003.

     At March 31, 2002, in the event of a change in control of Marathon, debt obligations totaling $3,191 million and operating lease obligations of $101 million may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase the leased Fairfield slab caster for $100 million or provide a letter of credit to secure the remaining obligation.

11. In early March 2002, Marathon issued notes of $450 million due 2012 and $550 million due 2032, bearing interest at 6.125 percent and 6.8 percent, respectively. Marathon used the net proceeds to repay amounts borrowed to fund the purchase price and associated costs of the January 2002 acquisition of interests in oil and gas properties and related assets in Equatorial Guinea, West Africa. Marathon initially funded this acquisition through a combination of borrowings under long-term and short-term revolving credit facilities, borrowings under other short-term credit facilities and cash on hand.

12. Marathon is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

     Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2002 and December 31, 2001, accrued liabilities for remediation totaled $80 million and $77 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $63 million at March 31, 2002, and $60 million at December 31, 2001.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

12.  (Continued)

     For a number of years, Marathon has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2002 and for the years 2001 and 2000, such capital expenditures totaled $8 million, $67 million and $73 million, respectively. Marathon anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At March 31, 2002 and December 31, 2001, accrued liabilities for platform abandonment and dismantlement totaled $203 million and $193 million, respectively.

     Marathon guaranteed certain obligations related to the business of United States Steel. As of March 31, 2002 and December 31, 2001, the exposure for all of these matters totaled $23 million and $28 million, respectively.

     United States Steel is the sole general partner of Clairton 1314B Partnership, L.P., which owns certain cokemaking facilities formerly owned by United States Steel. Marathon has guaranteed to the limited partners all obligations of United States Steel under the partnership documents. United States Steel may dissolve the partnership under certain circumstances, including if it is required to fund accumulated cash shortfalls of the partnership in excess of $150 million. In addition to the normal commitments of a general partner, United States Steel has indemnified the limited partners for certain income tax exposures. United States Steel currently has no unpaid outstanding obligations to the limited partners.

     At March 31, 2002, and December 31, 2001, Marathon's pro rata share of obligations of LOOP LLC and various pipeline investees secured by throughput and deficiency agreements totaled $112 million. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are prepayments of future transportation charges.

     At March 31, 2002, and December 31, 2001, MAP had guaranteed the repayment of $47 million and $35 million, respectively of the outstanding balance of Centennial Pipeline LLC's Master Shelf Agreement.

     At March 31, 2002, and December 31, 2001, Marathon's contract commitments to acquire property, plant and equipment and long-term investments totaled $404 million and $297 million, respectively.

                MARATHON OIL CORPORATION AND SUBSIDIARY COMPANIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Marathon Oil Corporation (Marathon), formerly USX Corporation, is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary, Marathon Ashland Petroleum LLC; and other energy related businesses. Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The discussion of the Consolidated Statement of Income should be read in conjunction with the Supplemental Statistics provided on page 36.

     Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX-Marathon Group common stock (Marathon Stock), which was intended to reflect the performance of Marathon's energy business, and USX-U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, Marathon disposed of its steel business by distributing the common stock of its wholly owned subsidiary United States Steel Corporation (United States Steel) to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting Marathon. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of Marathon, see the information preceding Part I in the Marathon 2001 Form 10-K.

New Accounting Standards
------------------------
     Since the issuance of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), the Financial Accounting Standards Board (FASB) has issued several interpretations. As a result, Marathon must recognize in income beginning on January 1, 2002, the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million. The favorable pretax change in the fair value of the gas contracts during the quarter was $17 million. The recorded derivative assets will continue to be marked-to-market. Marathon expects to experience some volatility in earnings as a result of these interpretations.

     Effective January 1, 2002, Marathon adopted the following Statements of Financial Accounting Standards:

     .    No. 141 "Business Combinations" (SFAS No. 141),

     .    No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and

     . No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. The transitional provisions of SFAS No. 141 required Marathon to reclassify $11 million from identifiable intangible assets to goodwill.

     SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Effective January 1, 2002, Marathon ceased amortization of all goodwill, which results in a favorable impact on annual earnings of approximately $3 million, net of tax. A transitional impairment test is required for existing goodwill as of the date of adoption. Marathon will complete the first step of the transitional goodwill impairment test within six months of the date of adoption, as required.

     SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of, by sale, and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The adoption of SFAS No. 144 had no initial effect on Marathon's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143). Marathon will adopt this Statement effective January 1, 2003, as required. The adoption of this Standard will result in a cumulative effect and be reported as a change in accounting principle. At this time, Marathon cannot reasonably estimate the effect of adoption on either its financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). Extinguishment of debt will be accounted for in accordance with Accounting Principles Board Opinion No. 30 ("Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"). SFAS No. 145 has a dual effective date. The provisions relating to the rescission of SFAS No. 4 will be adopted by Marathon on January 1, 2003. The provisions relating to the amendment of SFAS 13 are applicable to leasing transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on Marathon's financial position or results of operations.

Critical Accounting Policies
----------------------------
     The adoption of SFAS No. 133 in 2001 and of SFAS No. 141, 142, and 144 in 2002 have increased the importance of the estimates and judgments used to determine the fair value of certain assets and liabilities. Derivatives are reported at fair value. The allocation of purchase price to assets acquired and liabilities assumed in business combinations are now always based on fair value. When an impairment of the reported amount of long-lived assets, goodwill or other intangible assets is indicated, the reported amount of such asset is reduced to its fair value. As a result, changes in the fair value of assets could impact reported earnings from period-to-period. The fair value methodology varies by type of asset and may be based on the use of specifically discounted cash flows, forward pricing curves and other enterprise-wide evaluation models. Generally, when employing discounted cash flow methodologies, Marathon uses a traditional approach, determining the most likely set of future cash flows and using a discount rate adjusted for uncertainties in the realization of those cash flows. Marathon does not consider credit risk in the determination of the fair value of assets but rather separately provides for such uncertainties by providing an allowance for uncollectible amounts, where appropriate.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues and other income for the first quarter of 2002 and 2001 are summarized in the following table:

                                                                                   First Quarter Ended
                                                                                        March 31
(Dollars in millions)                                                               2002       2001
--------------------------------------------------------------------------------------------------------
Exploration & production .....................................................   $   837    $ 1,394
Refining, marketing & transportation .........................................     5,328      6,769
Other energy related businesses ..............................................       462        723
                                                                                 -------    -------
         Segment revenues and other income ...................................     6,627      8,886

Revenues and other income not allocated to segments:

    Gain on ownership change in MAP ..........................................         2          1
    Gain on lease resolution with the U.S. Government ........................        --         59
Elimination of intersegment revenues .........................................      (175)      (212)
Elimination of sales to United States Steel ..................................        --        (12)
                                                                                 -------    -------
         Total revenues and other income .....................................   $ 6,454    $ 8,722
                                                                                 =======    =======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
    products and merchandise .................................................   $   996    $ 1,038
Matching crude oil, gas and refined product
    buy/sell transactions settled in cash:
       E&P ...................................................................        72        106
       RM&T ..................................................................       833        993
                                                                                 -------    -------
         Total buy/sell transactions .........................................   $   905    $ 1,099
                                                                                 =======    =======

     E&P segment revenues decreased by $557 million in the first quarter of 2002 from the comparable prior-year period. The decrease primarily reflected lower worldwide natural gas and liquid hydrocarbon prices.

     RM&T segment revenues decreased by $1,441 million in the first quarter of 2002 from the comparable prior-year period. The decrease primarily reflected lower refined product prices.

     Other energy related businesses segment revenues decreased by $261 million in the first quarter of 2002 from the comparable prior-year period. The decrease primarily reflected lower natural gas resale activity accompanied by lower natural gas prices.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the first quarter of 2002 and 2001 is summarized in the following table:

                                                                   First Quarter Ended
                                                                        March 31
(Dollars in millions)                                            2002            2001
----------------------------------------------------------------------------------------
E&P
     Domestic ............................................     $  82            $ 442
     International .......................................        83              158
                                                               -----            -----
        E&P segment income ...............................       165              600
RM&T .....................................................       (51)             276
Other energy related businesses ..........................        25                8
                                                               -----            -----
           Segment income ................................       139              884

Items not allocated to segments:
      Administrative expenses ............................       (44)             (36)
      Inventory Market Valuation .........................        71               --
      Gain on ownership change - MAP .....................         2                1
      Gain on lease resolution with U.S. Government ......        --               59
                                                               -----            -----
           Total income from operations ..................     $ 168            $ 908
                                                               =====            =====

     In the first quarter of 2002 segment income decreased by $745 million from last year's first quarter, due primarily to lower worldwide natural gas and liquid hydrocarbon prices, lower refined product margins and lower worldwide liquid hydrocarbon volumes. This was partially offset by higher natural gas volumes.

     Worldwide E&P segment income in the first quarter of 2002 decreased by $435 million from last year's first quarter, primarily due to the factors discussed below.

     Domestic E&P income in the first quarter of 2002 decreased by $360 million from last year's first quarter. This decrease was mainly due to lower natural gas and liquid hydrocarbon prices and lower hydrocarbon and natural gas volumes. Other factors included higher exploratory dry well expense, partially offset by lower production taxes and a decrease in derivative losses.

     International E&P income in the first quarter of 2002 decreased by $75 million from last year's first quarter. This decrease was mainly due to lower natural gas and liquid hydrocarbon prices and lower liquid hydrocarbon volumes. This was partially offset by higher natural gas volumes due to acquisition of the Equatorial Guinea properties and lower depreciation expense. The lower volumes and depreciation expense largely resulted from a first quarter 2001 U.K. overlift versus a first quarter 2002 underlift, as well as the disposition of Canadian heavy oil properties in late 2001. In addition, first quarter 2002 income includes a $17 million gain related to changes in the fair value of natural gas sales contracts in the U.K. See Note 3 to the Consolidated Financial Statements.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     RM&T segment income in the first quarter of 2002 decreased by $327 million from last year's first quarter. This was the first quarterly loss for the downstream segment since formation of MAP in January 1998. The decrease in downstream segment income was primarily due to lower refining and wholesale marketing gross margins. The refining and wholesale marketing margins were severely compressed as crude oil costs increased more quickly than refined product prices during the quarter. A narrowing of the price differential between sweet and sour crude oil in the first quarter 2002 also negatively impacted refining and wholesale marketing gross margins.

     Other energy related businesses segment income in the first quarter of 2002 increased by $17 million from last year's first quarter. This increase was primarily the result of marked-to-market valuation changes in derivatives used to support trading activities, increased gas marketing margins and increased earnings from pipeline investments.

     Net interest and other financial costs were $64 million in the first quarter of 2002 compared with $42 million in the first quarter of 2001. This increase was due to higher average debt levels resulting from acquisitions and the Separation. Also, in the first quarter of 2001, interest and other financial costs included a favorable adjustment of $9 million related to prior year taxes.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, decreased by $96 million in the first quarter of 2002 from the comparable 2001 period, due to lower RM&T segment income as discussed above.

     The provision for income taxes in the first quarter of 2002 decreased by $219 million from last year's first quarter primarily due to a decrease in income before income taxes. In the first quarter of 2002 and 2001, the provision for income taxes includes unfavorable adjustments of $4 million and $5 million, respectively, related to prior years' taxes.

     Discontinued operations income and costs in the first quarter 2001 related to the businesses of United States Steel.

     The cumulative effect of changes in accounting principles of $13 million, net of a tax provision of $7 million in the first quarter of 2002 represents the adoption of recently issued interpretations by the FASB of SFAS No. 133 in which Marathon must recognize in income the effect of changes in the fair value of two long term natural gas contracts in the United Kingdom. The $8 million loss, net of a tax benefit of $5 million, in the first quarter of 2001 was an unfavorable transition adjustment related to the adoption of SFAS No. 133. For further discussion, see Note 3 to the Consolidated Financial Statements.

     Net income for the first quarter decreased by $442 million in 2002 from 2001, primarily reflecting the factors discussed above.

Dividends to Stockholders
-------------------------
     On April 24, 2002, the Marathon Board of Directors (the Board) declared dividends of 23 cents per share, payable June 10, 2002, to stockholders of record at the close of business on May 16, 2002.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Cash Flows
----------
     Net cash provided from operating activities was $294 million in the first quarter of 2002, compared with $571 million (from continuing operations) in the first quarter of 2001. The $277 million decrease mainly reflects the effects of lower net income (excluding noncash items) partially offset by net favorable working capital changes.

     Capital expenditures in the first quarter of 2002 totaled $292 million excluding the acquisition of Equatorial Guinea interests, compared with $276 million in the first quarter of 2001. The $16 million increase mainly reflected increased spending in the first quarter of 2002 on international production property acquisitions. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 36.

     Acquisitions included cash payments of $1,013 million in the first quarter of 2002 for Equatorial Guinea interests and $506 million in the first quarter of 2001 for Pennaco Energy, Inc. (Pennaco). For further discussion of acquisitions, see Note 6 to the Consolidated Financial Statements.

     Cash from disposal of assets was $21 million in the first quarter of 2002, compared with $34 million in the first quarter of 2001. In 2002 proceeds were primarily from the disposition of certain Speedway SuperAmerica LLC (SSA) stores. Proceeds in 2001 were mainly from the sale of various Canadian oil fields, various domestic producing properties and certain SSA stores.

     Net cash provided from financing activities was $565 million in the first quarter of 2002, compared with net cash used of $11 million in the first quarter 2001. The increase was due to the financing primarily associated with the acquisition of Equatorial Guinea interests of approximately $1 billion. This was partially offset by the $294 million repayment of preferred securities which became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $109 million to retire the 6.50% Cumulative Convertible Preferred Stock.

Derivative Instruments
----------------------
     See Quantitative and Qualitative Disclosure About Market Risk for discussion of derivative instruments and associated market risk.

Debt and Preferred Stock Ratings
--------------------------------
     Marathon's senior debt is currently rated investment grade by Standard and Poor's Corporation, Moody's Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity
---------
     Marathon's main sources of liquidity and capital resources are internally generated cash flow from operations, committed and uncommitted credit facilities, and access to both the debt and equity capital markets. Marathon's ability to access the debt capital market is supported by its investment grade credit ratings. Because of the liquidity and capital resource alternatives available to Marathon, including internally generated cash flow, Marathon's management believes that its short-term and long-term liquidity is adequate to fund operations, including its capital spending program, repayment of debt maturities for the years 2002, 2003, and 2004, and any amounts that may ultimately be paid in connection with contingencies.

     Marathon has a committed $1,354 million long-term revolving credit facility and a committed $451 million 364-day revolving credit facility. At March 31, 2002, $400 million had been drawn against these facilities. Additionally, at March 31, 2002, Marathon had other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn. MAP currently has a committed $350 million long-term revolving credit facility and a committed $100 million 364-day revolving credit facility. As of March 31, 2002, MAP did not have any borrowings against these facilities and had $22 million outstanding under its $190 million revolving credit agreement with Ashland.

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

     Contract commitments for property, plant and equipment acquisitions and long-term investments at March 31, 2002, totaled $404 million compared with $297 million at December 31, 2001.

     In April 2002, Marathon cancelled its stock repurchase program and reinstated its dividend reinvestment program and direct stock purchase plan for first-time, non-employee purchasers of Marathon common stock. Since the stock repurchase program was authorized, Marathon acquired 3,976,800 shares of common stock at a cost of $106 million as Marathon's financial condition and market conditions warranted.

     Marathon management's opinion concerning liquidity and Marathon's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information changes, future availability of financing may be adversely affected. Factors that affect the availability of financing include the performance of Marathon (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of Marathon's outstanding debt and credit ratings by rating agencies.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Obligations Associated with the Separation of United States Steel
-----------------------------------------------------------------
     Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. In the event of United States Steel's failure to satisfy these obligations, Marathon would become responsible for repayment. As of March 31, 2002, Marathon has identified the following obligations totaling $701 million which have been assumed by United States Steel:

     . $470 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $6 million at March 31, 2002.

     . $84 million of sale-leaseback financing under a lease for equipment at United States Steel's Fairfield Works, with a term extending to 2012, subject to extensions. Accrued interest payable on this financing was $3 million at March 31, 2002.

     . $115 million of operating lease obligations, of which $96 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.

     . A guarantee of United States Steel's $23 million contingent obligation to repay certain distributions from its 50%-owned joint venture PRO-TEC Coating Company.

     . A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel currently has no unpaid outstanding obligations to the limited partners. For further discussion of the Clairton 1314B guarantee, see Note 12 to the Consolidated Financial Statements.

     Of the total $701 million, obligations of $563 million and corresponding receivables from United States Steel were recorded on Marathon's consolidated balance sheet (current portion - $12 million; long-term portion - $551 million). The remaining $138 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

     United States Steel reported in its Form 10-Q for the quarterly period ended March 31, 2002, that it has significant restrictive covenants related to its indebtedness including cross-default and cross-acceleration clauses on selected debt which could have an adverse effect on its financial position and liquidity. However, United States Steel management believes that its liquidity will be adequate to satisfy its obligations for the foreseeable future. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, United States Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sale of non-strategic assets and other cash conservation measures.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Environmental Matters, Contingencies and Commitments
----------------------------------------------------
     Marathon has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of Marathon's products and services, operating results will be adversely affected. Marathon believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil and refined products.

     Marathon has been notified that it is a potentially responsible party (PRP) at 12 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2002. In addition, there are three sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 113 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 13 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. Marathon accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 12 to the Consolidated Financial Statements.

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

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. See Note 12 to the Consolidated Financial Statements for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to Marathon. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity".

Outlook
-------
     The outlook regarding Marathon's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. Any significant decline in prices could have a material adverse effect on Marathon's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

     In 2002, worldwide production is expected to average 430,000 barrels of oil equivalent per day, split evenly between liquid hydrocarbons and natural gas, including Marathon's proportionate share of equity investee's production.

     In 2002, Marathon plans to drill, or complete drilling operations on, three or four deepwater wells in the Gulf of Mexico, including the appraisal of the Ozona Deep discovery.

     Other major upstream projects, which are currently underway or under evaluation and are expected to improve future income streams, include:

     . Norway, where Marathon has completed the acquisition of various interests in five licenses in the Norwegian sector of the North Sea;

     . Alaska, where Marathon recently had a natural gas discovery on the Ninilchik Unit on the Kenai Peninsula with additional drilling planned in 2002;

     . Angola, where Marathon expects to participate in the drilling of up to three exploration wells during 2002; and

     . Eastern Canada, where Marathon is currently drilling the Annapolis well.

     On February 28, 2002, Marathon announced proposed plans for a major liquefied natural gas (LNG) re-gasification and power generation complex near Tijuana in the Mexican State of Baja California. The proposed complex would consist of a LNG marine terminal, an off-loading terminal, onshore LNG re-gasification facilities, and pipeline infrastructure necessary to transport the natural gas. In addition, a 400 megawatt natural gas-fired power generation plant would be constructed on the site. The complex would supply natural gas and electricity for local use as well as for export to Southern California. Completion and potential start-up is projected for 2005.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On February 28, 2002, Marathon announced plans to lead an initiative for a new North Sea natural gas pipeline designed to provide additional gas for the U.K. market. The proposed natural gas pipeline would connect the Norwegian Heimdal area of the North Sea to Bacton, on the southeast coast of the U.K. The pipeline would pass through the Brae complex and pass adjacent to other large gas processing/transportation facilities in the U.K. North Sea. The pipeline would terminate at or near the existing Bacton Terminal. The pipeline would allow gas to be aggregated from numerous U.K. and Norwegian North Sea producers for transportation to Bacton where it would then be sold to commercial, industrial and residential customers. Marathon estimates that the pipeline could begin operations as early as 2005.

     On April 8, 2002, Marathon announced it had experienced and contained a well-control event caused by an influx of gas at Marathon's Annapolis deepwater exploratory well off shore Nova Scotia. The Annapolis B-24 well is located 215 miles south of Halifax in 5,700 feet of water. Drilling of the well was suspended on March 24 when the gas influx occurred at an intermediate well depth of 11,469 feet. The well has been plugged and abandoned for mechanical reasons and drilling has commenced on a new Annapolis G-24 well located approximately 1,633 feet NNE of the previous surface location. Marathon holds a 30 percent interest in the Annapolis prospect and serves as operator.

     On April 17, 2002, the U.K. Chancellor announced a proposed supplementary 10 percent tax on profits from North Sea oil and gas production. Marathon has approximately 19 percent of current year production originating from the UK. If enacted as proposed the potential effects of these tax changes could add approximately 2 percentage points to Marathon's effective tax rate, excluding a one-time non-cash deferred tax liability catch-up adjustment.

     On May 1, 2002, Marathon completed the recently announced asset trade with XTO Energy Inc. (XTO), whereby Marathon exchanged certain oil and gas properties in east Texas and north Louisiana for XTO coalbed methane assets in the Powder River Basin of northern Wyoming and southern Montana. These assets will allow Marathon to leverage its expertise in coalbed methane development in this core area. In a separate transaction expected to close July 1, 2002, XTO will purchase Marathon's production interests in the San Juan Basin of New Mexico for $43 million. As a result of the asset trade, Marathon is expected to add some 110 billion cubic feet of proved reserves in the Powder River Basin. Marathon also expects to reduce per-unit operating expenses by leveraging economies of scale in this core area. The overall effect of the transactions on 2002 worldwide annual production is expected to be neutral or slightly positive. These agreements are part of a trade auction announced in late February 2002 to market selected properties in a competitive process designed to establish a greater presence in core areas where Marathon's size, infrastructure and regional expertise will create additional value. Additional trade transactions are also being pursued.

     The above discussion includes forward-looking statements with respect to the timing and levels of Marathon's worldwide liquid hydrocarbon and natural gas production, the exploration drilling program, the planned construction of LNG and pipeline facilities, the anticipated closing for the sale of production assets, additional reserves and reductions in operating expenses. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production and the exploration drilling program include acts of war or terrorist acts and the governmental

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

or military response, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions/dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability and other geological, operating and economic considerations. Some factors that could affect the planned construction of the LNG re-gasification, power generation and related facilities, as well as the North Sea pipeline transportation and related facilities, include, but are not limited to, unforeseen difficulty in the negotiation of definitive agreements among project participants, identification of additional participants to reach optimum levels of participation, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects and environmental and permitting issues. Additionally, the LNG project could be impacted by the availability or construction of sufficient LNG vessels. The forward-looking information related to the sale of production assets, reserve additions and anticipated operating expense reduction is based on certain assumptions, including, among others, closing of the transaction, presently known physical data concerning size and character of reservoirs, economic recoverability, technology development, future drilling success, production experience, industry economic conditions, levels of cash flow from operations and operating conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

     Marathon's downstream income is largely dependent upon the refining and wholesale marketing margin for refined products, the retail gross margin for gasoline and distillates, and the gross margin on retail merchandise sales. The refining and wholesale marketing margin reflects the difference between the wholesale selling prices of refined products and the cost of raw materials refined, purchased product costs and manufacturing expenses. Refining and wholesale marketing margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, the seasonal pattern of certain product sales, crude oil costs, manufacturing costs, the available supply of crude oil and refined products, and logistical constraints. The retail gross margin for gasoline and distillates reflects the difference between the retail selling prices of these products and their wholesale cost, including secondary transportation. Retail gasoline and distillate margins have also been historically volatile, but tend to be countercyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations that impact driving conditions. The gross margin on retail merchandise sales tends to be less volatile than the retail gasoline and distillate margin. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items and the level of economic activity in the marketing area.

     At its Catlettsburg, Kentucky refinery, MAP has initiated a multi-year integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units which, in addition to improving profitability, will reduce the refinery's total gasoline pool sulfur below 30 ppm, thereby eliminating the need for low sulfur gasoline compliance investments at the refinery. The project is expected to be completed in 2004.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     MAP is working to improve its logistics network, and Marathon Ashland Pipe Line LLC has been designated operator of the Centennial Pipeline, owned jointly by Panhandle Eastern Pipe Line Company, a subsidiary of CMS Energy Corporation, MAP, and TE Products Pipe Line Company, Limited Partnership. The new pipeline system, which connects the Gulf Coast refiners with the Midwest market, has the initial capacity to transport approximately 210,000 barrels per day of refined petroleum products and began deliveries of refined products on April 4, 2002.

     A MAP subsidiary, Ohio River Pipe Line LLC (ORPL), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is currently known as Cardinal Products Pipe Line and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. As of December 2001, ORPL had secured all of the rights-of-way required to build the pipeline. Applications for the remaining construction permits have been filed. Construction is currently planned for summer 2002 pending receipt of permits, with start-up of the pipeline expected to follow in the first half of 2003.

     The above discussion includes forward-looking statements with respect to the Catlettsburg refinery and the Cardinal Products Pipe Line system. Some factors that could potentially cause the actual results from the Catlettsburg investment program to differ materially from current expectations include the price of petroleum products, levels of cash flows from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions and regulatory approval constraints. Some factors that could impact the Cardinal Products Pipe Line include obtaining the necessary permits and completion of construction. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

                            MARATHON OIL CORPORATION
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------

Management Opinion Concerning Derivative Instruments
----------------------------------------------------
     Management has authorized the use of futures, forwards, swaps and options to manage exposure to market fluctuations related to commodities, interest rates, and foreign currency.

     Marathon uses commodity-based derivatives to manage price risk related to the purchase, production or sale of crude oil, natural gas, and refined products. To a lesser extent, Marathon is exposed to the risk of price fluctuations on natural gas liquids and on petroleum feedstocks used as raw materials. Marathon's refining, marketing, and transportation (RM&T) segment generally uses derivative commodity instruments to mitigate the price risk associated with crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Marathon's other energy related businesses are exposed to market risk associated with the purchase and subsequent resale of natural gas. Marathon uses derivative instruments to mitigate the price risk on purchased volumes and anticipated sales volumes. From time-to-time, as market conditions change, Marathon evaluates its risk management program and could enter into strategies that assume market risk whereby cash settlement of commodity-based derivatives will be based on market prices. In addition, when it is deemed to be advantageous, Marathon may lock-in market prices on portions of its production.

     From time to time Marathon enters into financial instrument hedging activities involving the economic hedging of interest rate exposures. As derivative positions are entered into, assessments are made as to the qualification of each transaction for hedge accounting under SFAS No. 133.

     Management believes that use of derivative instruments along with risk assessment procedures and internal controls does not expose Marathon to material risk. However, the use of derivative instruments could materially affect Marathon's results of operations in particular quarterly or annual periods. Management believes that use of these instruments will not have a material adverse effect on financial position or liquidity.

Commodity Price Risk and Related Risks
--------------------------------------
     Marathon's strategy for managing market price risk has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, Marathon uses derivative commodity instruments to manage a portion of its commodity price risk associated with fixed-price contracts. Marathon also may use a variety of instruments, including zero-cost collar options, to mitigate significant downside price risk on oil and gas production. These instruments are used as part of Marathon's overall risk management programs.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Commodity Price Risk and Related Risks - (Continued)
----------------------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative commodity instruments are provided in the following table(a):

                                                        Incremental Decrease in
                                                      Income Before Income Taxes
                                                        Assuming a Hypothetical
                                                          Price Change of:(a)
 (Dollars in millions)                                       10%        25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments(b)(c)
        Crude oil(f) ..................................    $10.9(d)   $52.7(d)
        Natural gas(f) ................................     36.6(d)    94.3(d)
        Refined products(f) ...........................      1.2(e)     2.9(e)

(a) Amounts adjusted to reflect Marathon's 62 percent ownership of MAP. Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analysis. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 2002. Marathon management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio subsequent to March 31, 2002, would cause future pretax income effects to differ from those presented in the table.

(b) Net open contracts for the combined E&P and OERB segments varied throughout the first quarter 2002, from a low of 16,520 contracts at February 18, to a high of 29,863 contracts at March 31, and averaged 18,309 for the quarter. The number of net open contracts for the RM&T segment varied throughout the first quarter 2002, from a low of 1,668 contracts at March 11, to a high of 9,081 contracts at January 2, and averaged 2,356 for the quarter. The net open contracts represent 100% of MAP's positions. The derivative commodity instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.

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

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Commodity Price Risk and Related Risks - (Continued)
----------------------------------------------------
  E&P Segment

     Marathon uses derivative instruments in its E&P segment to mitigate the price risk associated with equity production of crude oil and natural gas. As of March 31, 2002, Marathon has hedged approximately 22% of its remaining 2002 worldwide equity crude production through the use of zero-cost collar options. These collars have been structured so that on average Marathon will receive the following:

     .    When prices are below $19.25, market price plus $4 per barrel;

     .    $23.25 when prices are between $19.25 and $23.25;

     .    Market price when prices are between $23.25 and $28.87; and

     .    No participation in market price movements above $28.87.

The above-mentioned strategy is being marked-to-market and is reflected in income for the period.

     As of March 31, 2002, Marathon has hedged approximately 29% of its remaining 2002 worldwide equity natural gas production. Different hedging strategies have been employed including the use of zero-cost collar options. In one of the more significant hedges, Marathon has hedged 161 MMCFD at an average of $4.34 per MCF for the balance of 2002 relating to the Powder River Basin area. A portion of the above-mentioned strategy is being marked-to-market and is reflected in income for the period. The balance qualifies for hedge accounting under SFAS 133. Marathon has also entered into a zero-cost collar on 200 MMCFD for June through December, whereby Marathon will receive up to $4.48 per MCF but no less than $3.19 per MCF. The above-mentioned strategy is being marked-to-market and is reflected in income for the period.

     As of May 14, 2002, Marathon has hedged an additional 7% of its remaining 2002 worldwide equity crude production and 4% of its worldwide equity natural gas production for 2003 through the use of zero-cost collar options.

     Total net pretax derivative gains for the E&P segment were $28 million for the first quarter of 2002 compared with losses of $18 million for the first quarter of 2001.

  RM&T Segment

     Total net pretax derivative losses, net of the 38 percent minority interest in MAP, were $19 million for the first quarter 2002 compared with gains of $24 million for the first quarter 2001. Marathon's trading activity gains and losses were less than $1 million for the first quarter 2002 and 2001.

  OERB Segment

     Marathon has sold forward a specified volume of natural gas. Marathon has used derivatives to convert the fixed price in this contract to market prices. The underlying physical contract matures in 2008. Marathon generally will use derivative instruments to assume market risk on these contracts. In addition, Marathon uses fixed-price physical contracts for portions of its purchase for resale volumes to manage exposure to fluctuations in natural gas prices. Total net pretax derivative losses were $3 million and $37 million for the first quarter of 2002 and 2001, respectively.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Other Commodity Related Risks
-----------------------------
     Marathon is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, New York Mercantile Exchange (NYMEX) contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be produced and sold in the Western United States at prices that do not move in strict correlation with NYMEX prices. To the extent that commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to a portion of basis risk.

     Marathon is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

Interest Rate Risk
------------------
     Sensitivity analysis of the incremental effects on the change in fair value assuming a hypothetical 10 percent change in interest rates is provided in the following table:

                                                              Incremental
(Dollars in millions)                          Fair           Increase in
                                               Value(c)       Fair Value(a)
---------------------------------------------------------------------------
Financial liabilities:
  Long-term debt(b).......................     $4,693             $206

(a) For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of Marathon's long-term debt at March 31, 2002

(b)  Includes amounts due within one year.

(c) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

     At March 31, 2002, Marathon's portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $206 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon's results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------


Foreign Currency Exchange Rate Risk
-----------------------------------
     As of March 31, 2002, the discussion of foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in Marathon's 2001 Form 10-K.

Safe Harbor
-----------
     Marathon's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply and demand for crude oil, natural gas, and refined products. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to Marathon's hedging programs may differ materially from those discussed in the forward-looking statements.

                            MARATHON OIL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------


                                                                                                  First Quarter
                                                                                                 Ended March 31
(Dollars in millions)                                                                          2002             2001
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
     Exploration & Production
       United States..............................................................              $82             $442
       International..............................................................               83              158
                                                                                              -----            -----
         E&P Segment Income.......................................................              165              600
     Refining, Marketing & Transportation(a)......................................              (51)             276
     Other Energy Related Businesses(b)...........................................               25                8
                                                                                              -----            -----
           Segments Income........................................................             $139             $884

Items Not Allocated To Segments:
     Administrative Expenses......................................................             $(44)            $(36)
     Inventory market valuation credit............................................               71                -
     Gain on Ownership Change - MAP...............................................                2                1
     Gain on lease resolution with U.S. Government................................                -               59
                                                                                              -----            -----
         Income From Operations...................................................             $168             $908

CAPITAL EXPENDITURES

     Exploration & Production.....................................................             $218             $157
     Refining, Marketing & Transportation.........................................               69               97
     Other(c).....................................................................                5               22
                                                                                              -----            -----
         Total....................................................................             $292             $276

EXPLORATION EXPENSE

     United States................................................................              $49              $13
     International................................................................                8               10
                                                                                              -----            -----
         Total....................................................................              $57              $23

OPERATING STATISTICS
Net Liquid Hydrocarbon Production(d)
     United States................................................................            122.2            124.4
     Equity Investee (MKM)........................................................              8.8             10.3
                                                                                              -----            -----
       Total United States........................................................            131.0            134.7

     Europe.......................................................................             45.4             53.9
     Other International..........................................................              4.1             14.6
     West Africa..................................................................             25.4             19.6
     Equity Investee (CLAM).......................................................               .1               .1
                                                                                              -----            -----
       Total International........................................................             75.0             88.2
                                                                                              -----            -----
       Worldwide..................................................................            206.0            222.9

Net Natural Gas Production(e)(f)
     United States................................................................            786.7            789.0

     Europe.......................................................................            335.8            345.6
     Other International..........................................................            105.5            130.1
     West Africa..................................................................             49.1                -
     Equity Investee (CLAM).......................................................             31.5             34.7
                                                                                              -----            -----
       Total International........................................................            521.9            510.4
                                                                                              -----            -----
       Worldwide..................................................................          1,308.6          1,299.4

Total production (MBOEPD).........................................................            424.1            439.5


                            MARATHON OIL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                                                                  First Quarter
                                                                                                  Ended March 31
                                                                                               2002             2001
--------------------------------------------------------------------------------------------------------------------
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
     Liquids Hydrocarbons
       United States..............................................................         $  17.98         $  23.97
       Equity Investee (MKM)......................................................            20.05            25.57
         Total United States......................................................            18.12            24.09

       Europe.....................................................................            20.35            25.37
       Other International........................................................            18.35            22.00
       West Africa................................................................            20.84            24.99
       Equity Investee (CLAM).....................................................                -            37.12
         Total International......................................................            20.37            24.74

         Worldwide................................................................         $  18.94         $  24.35

     Natural Gas/(g)/
       United States..............................................................         $   2.35         $   5.73

       Europe.....................................................................             2.92             2.96
       Other International........................................................             1.88             6.08
       West Africa................................................................              .24                -
       Equity Investee (CLAM).....................................................             3.04             3.33
         Total International......................................................             2.46             3.80

         Worldwide................................................................         $   2.39         $   4.98

Average Sales Prices (including derivative gains and losses)
     Liquids Hydrocarbons
       United States..............................................................         $  16.50         $  23.97
       Equity Investee (MKM)                                                                  20.05            25.57
         Total United States......................................................            16.74            24.09

       Europe.....................................................................            20.35            25.37
       Other International........................................................            18.35            22.00
       West Africa................................................................            20.84            24.99
       Equity Investee (CLAM).....................................................                -            37.12
         Total International......................................................            20.37            24.74

         Worldwide................................................................         $  18.06         $  24.35

     Natural Gas/(g)/
       United States..............................................................         $   2.46         $   5.47

       Europe ....................................................................             3.48             2.96
       Other International........................................................             1.88             6.06
       West Africa................................................................              .24                -
       Equity Investee (CLAM).....................................................             3.04             3.33
         Total International......................................................             2.82             3.79

         Worldwide................................................................         $   2.59         $   4.82

MAP:

Crude Oil Refined/(d)/............................................................            891.0            869.9
Consolidated Refined Products Sold/(d)/...........................................          1,227.8          1,253.0
  Matching buy/sell volumes included in refined
  products sold/(d)/..............................................................             54.1             53.4
Refining and Wholesale Marketing Margin/(h)(i)/...................................         $  .0162         $ 0.0865
Number of SSA retail outlets/(k)/.................................................            2,097            2,088
SSA Gasoline and Distillate Sales/(j)(k)/.........................................              852              848
SSA Gasoline and Distillate Gross Margin/(h)(k)/..................................         $  .0827         $ 0.1068
SSA Merchandise Sales/(k)/........................................................         $    540         $    488
SSA Merchandise Gross Margin/(k)/.................................................         $    130         $    114
--------------

                            MARATHON OIL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------


/(a)/ Includes MAP at 100%. RM&T segment income (loss) includes Ashland's 38% interest in MAP of $(17) million, and $108 million in the first quarter of 2002 and 2001, respectively.

/(b)/ Includes United States and Europe natural gas and crude oil marketing and transportation, and methanol production in West Africa.

/(c)/ Includes other energy related businesses and corporate capital expenditures.

/(d)/  Thousands of barrels per day

/(e)/  Millions of cubic feet per day

/(f)/ Includes gas acquired for injection and subsequent resale of 3.8 and 9.1 mmcfd in the first quarters of 2002 and 2001, respectively.

/(g)/  Prices exclude gas acquired for injection and subsequent resale.

/(h)/  Per gallon

/(i)/ Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

/(j)/  Millions of gallons

/(k)/ Excludes travel centers contributed to Pilot Travel Centers LLC. Periods prior to September 1, 2001 have been restated.

Part II - Other Information:
---------------------------
Item 1. LEGAL PROCEEDINGS

Environmental Proceedings

On December 3, 2001, Illinois EPA (IEPA) issued a NOV to Marathon Ashland Petroleum LLC (MAP) arising out of the sinking of a floating roof on a storage tank at a Martinsville, Illinois facility. A heavy rainfall caused the floating roof to sink. MAP believes it may have an Act of God/emergency defense. Based upon recent discussions with IEPA, MAP expects the matter to be referred to the Illinois Attorney General's office for enforcement proceedings.

In March, 2002, MAP attended a meeting with the Illinois EPA concerning MAP's self reporting of possible emission exceedences and permitting issues related to some storage tanks at MAP's Robinson, Illinois facility. In late April, MAP submitted to IEPA a comprehensive settlement proposal which was rejected by IEPA.

----------------------------------------

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         12.2     Computation of Ratio of Earnings to Fixed Charges

     (b) REPORTS ON FORM 8-K

     Form 8-K/A dated January 3, 2002 (filed January 15, 2002), reporting under
Item 2. Acquisition or Disposition of Assets, that Marathon Oil Corporation, formerly known as USX Corporation, is furnishing information relating to the completion on December 31, 2001 of the separation of USX Corporation's steel and energy businesses pursuant to the Agreement and Plan of Reorganization, dated as of July 31, 2001, by and between USX Corporation and United States Steel LLC, filing by amendment to this 8-K of Pro Forma Financial Information, and information for the December 31, 2001, press release titled "USX to Complete Previously Announced Spin-Off of its Steel Business".

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

     Form 8-K dated April 23, 2002, as amended, reporting under Item 9. Regulation FD Disclosure, Marathon Oil Corporation updated Outlook section of its Form 10-K for the fiscal year ended December 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

           MARATHON OIL CORPORATION


           By /s/ A. G. Adkins
              --------------------------
                  Albert G. Adkins
                  Vice President -
              Accounting and Controller


May 15, 2002