Form 10-Q
period 2002-06-30
MARATHON OIL CORP
filed 2002-08-13
CIK 101778

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002

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

                             Tel. No. (713) 629-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

There were 309,815,967 shares of Marathon Oil Corporation Common Stock outstanding as of July 31, 2002.

==============================================================================

                            MARATHON OIL CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 2002

                                  INDEX                                    Page
                                  -----                                    ----
PART I - FINANCIAL INFORMATION

              Item 1.  Financial Statements:

                       Consolidated Statement of Income                      3

                       Consolidated Balance Sheet                            5

                       Consolidated Statement of Cash Flows                  7

                       Selected Notes to Consolidated
                         Financial Statements                                9

              Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                         23

              Item 3.  Quantitative and Qualitative Disclosures about
                         Market Risk                                        38

                       Supplemental Statistics                              43

PART II - OTHER INFORMATION

              Item 1.  Legal Proceedings                                    46
              Item 4.  Submission of Matters to a Vote of Security Holders  46
              Item 6.  Exhibits and Reports on Form 8-K                     47

Part I - Financial Information

                            MARATHON OIL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                                               Second Quarter              Six Months
                                                                                    Ended                     Ended
                                                                                   June 30                   June 30
(Dollars in millions)                                                         2002         2001         2002         2001
--------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
  Revenues                                                                    $8,083      $9,113       $14,492     $17,720
  Dividend and investee income                                                    36          39            65          72
  Net gains on disposal of assets                                                  3          14            11          28
  Gain (loss) on ownership change in Marathon Ashland Petroleum LLC                2          (7)            4          (6)
  Other income                                                                     3           9             9          76
                                                                              ------       ------       ------       ------
     Total revenues and other income                                           8,127        9,168       14,581      17,890
                                                                              ------       ------       ------       ------
COSTS AND EXPENSES:
  Cost of revenues (excludes items shown below)                                5,985        6,194       10,744      12,415
  Selling, general and administrative expenses                                   183          186          370         331
  Depreciation, depletion and amortization                                       308          306          602         609
  Taxes other than income taxes                                                1,151        1,203        2,211       2,325
  Exploration expenses                                                            44           26          101          49
  Inventory market valuation credit                                               (1)           -          (72)          -
                                                                              ------       ------       ------      ------
     Total costs and expenses                                                  7,670        7,915       13,956      15,729
                                                                              ------       ------       ------      ------
INCOME FROM OPERATIONS                                                           457        1,253          625       2,161
Net interest and other financial costs                                            76           42          140          84
Minority interest in income of Marathon Ashland
 Petroleum LLC                                                                    82          320           93         427
                                                                              ------       ------       ------      ------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                                                    299          891          392       1,650
Provision for income taxes                                                       105          311          144         569
                                                                              ------       ------       ------      ------
INCOME FROM CONTINUING OPERATIONS                                                194          580          248       1,081

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                                -         (18)            -           -
  Costs associated with disposition of United States Steel                         -         (10)            -        (12)
                                                                              ------       ------       ------     ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                                            194          552          248      1,069
Extraordinary loss from early extinguishment of debt                             (26)           -          (26)         -
Cumulative effect of changes in accounting principles                              -            -           13         (8)
                                                                              ------       ------       ------     ------
NET INCOME                                                                      $168         $552         $235      $1,061
                                                                              ======       ======       ======      ======

Included in revenues and costs and expenses for the second quarter of 2002 and 2001 were $1,083 million and $1,132 million, respectively, representing consumer excise taxes on petroleum products and merchandise. Similar amounts for the six months of 2002 and 2001 were $2,079 million and $2,170 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
            CONSOLIDATED STATEMENT OF INCOME (Continued) (Unaudited)
                             INCOME PER COMMON SHARE


                                                        Second Quarter              Six Months
                                                             Ended                     Ended
                                                            June 30                   June 30
(Dollars in millions, except per share amounts)        2002         2001         2002         2001
--------------------------------------------------------------------------------------------------
MARATHON COMMON STOCK:

Income from continuing operations applicable
 to Common Stock                                   $     194   $     580    $     248   $   1,081
Net income applicable to Common Stock                    168         582          235       1,082

Per Share Data:
 Basic and diluted:
      - Income from continuing operations                .62        1.88          .80        3.50
      - Net income                                       .54        1.88          .76        3.50

Weighted average shares, in thousands
      - Basic                                        309,807     309,101      309,689     308,928
      - Diluted                                      310,071     309,627      309,939     309,338

STEEL STOCK:
Net loss applicable to Steel Stock                 $     --    $     (32)   $      --   $     (25)

Per Share Data:
   Basic and diluted
      - Net loss                                         --        (0.36)          --       (0.28)

Weighted average shares, in thousands
      - Basic and diluted                                --       89,005           --      88,906


See Note 4, for a description and computation of income per common share.

The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
                     CONSOLIDATED BALANCE SHEET (Unaudited)

                                     ASSETS


                                                            June 30          December 31
(Dollars in millions)                                         2002               2001
-----------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                  $   295            $   657
   Receivables, less allowance for doubtful
    accounts of $5 and $4                                       2,074              1,708
   Receivables from United States Steel                            14                 64
   Inventories                                                  2,077              1,851
   Other current assets                                           190                131
                                                              -------            -------
         Total current assets                                   4,650              4,411

Investments and long-term receivables, less
  allowance for doubtful accounts of $4 and $4                  1,546              1,076
Receivables from United States Steel                              551                551
Property, plant and equipment, less accumulated
  depreciation, depletion and amortization of
  $10,590 and $10,384                                          10,152              9,552
Prepaid pensions                                                  211                207
Goodwill                                                          272                 88
Intangibles                                                        55                 61
Other noncurrent assets                                           206                183
                                                              -------            -------
         Total assets                                         $17,643            $16,129
                                                              =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        June 30          December 31
(Dollars in millions)                                                                     2002               2001
-------------------------------------------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
   Notes payable                                                                          $    47            $     -
   Accounts payable                                                                         2,620              2,431
   Payable to United States Steel                                                              31                 28
   Payroll and benefits payable                                                               153                243
   Accrued taxes                                                                              328                171
   Accrued interest                                                                           108                 85
   Obligations to repay preferred securities                                                    -                295
   Long-term debt due within one year                                                          72                215
                                                                                          -------            -------
         Total current liabilities                                                          3,359              3,468

Long-term debt                                                                              4,731              3,432
Deferred income taxes                                                                       1,393              1,297
Employee benefits                                                                             720                677
Payable to United States Steel                                                                  5                  8
Deferred credits and other liabilities                                                        374                344

Minority interest in Marathon Ashland Petroleum LLC                                         2,062              1,963

STOCKHOLDERS' EQUITY

Common stock:
   Common Stock issued - 312,165,978 shares at June 30, 2002 and December 31,
    2001 (par value $1 per share, authorized 550,000,000 shares)                              312                312
   Common stock held in treasury - 2,350,011 shares at June 30, 2002 and
    2,770,929 shares at December 31, 2001                                                     (62)               (74)
Additional paid-in capital                                                                  3,035              3,035
Retained earnings                                                                           1,736              1,643
Accumulated other comprehensive income                                                         (8)                34
Deferred compensation                                                                         (14)               (10)
                                                                                          -------            -------
         Total stockholders' equity                                                         4,999              4,940
                                                                                          -------            -------
         Total liabilities and stockholders' equity                                       $17,643            $16,129
                                                                                          =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                           Six Months Ended
                                                                June 30
 (Dollars in millions)                                       2002      2001
-----------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                                 $   235    $ 1,061
Adjustments to reconcile to net cash provided
 from operating activities:
   Cumulative effect of changes in accounting principles       (13)         8
   Extraordinary loss from early extinguishment of debt         26         --
   Discontinued operations                                      --         12
   Minority interest in income of Marathon Ashland
    Petroleum LLC                                               93        427
Depreciation, depletion and amortization                       602        609
   Inventory market valuation credits                          (72)        --
   Exploratory dry well costs                                   61          6
   Deferred income taxes                                       (22)      (235)
   Net gains on disposal of assets                             (11)       (28)
   Changes in:
         Current receivables                                  (326)       132
         Receivable from United States Steel                    (4)        --
         Inventories                                          (144)      (140)
         Current accounts payable and accrued expenses         346       (206)
   All other - net                                             (37)       143
                                                           -------    -------
         Net cash provided from continuing operations          734      1,789
         Net cash provided from discontinued operations         --        234
                                                           -------    -------
         Net cash provided from operating activities           734      2,023
                                                           -------    -------
INVESTING ACTIVITIES:
Capital expenditures                                          (640)      (628)
Acquisition of Equatorial Guinea interests                  (1,160)        --
Acquisition of Pennaco Energy, Inc.                             --       (506)
Disposal of assets                                              31        106
Receivable from United States Steel                             54         --
Restricted cash - withdrawals                                   30         23

- deposits                                                     (25)       (13)
Investees                                                      (96)         4
All other - net                                                 (4)       (29)
                                                           -------    -------
         Net cash used in continuing operations             (1,810)    (1,043)
         Net cash used in discontinued operations               --       (122)
                                                           -------    -------
         Net cash used in investing activities              (1,810)    (1,165)
                                                           -------    -------

The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (Unaudited)


                                                                             Six Months Ended
                                                                                  June 30

 (Dollars in millions)                                                     2002              2001
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements - net                    (340)            (277)
Other debt       -  borrowings                                             2,095              139
                 -  repayments                                              (608)            (132)
Repayment of preferred securities                                           (295)               -
Common Stock - repurchased                                                     -               (1)
Treasury Stock - reissued                                                      2                3
Dividends paid        -   Marathon Common Stock                             (142)            (142)
                      -   Steel Stock                                          -              (31)
                      -   Preferred Stock                                      -               (4)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC                                                -             (244)
                                                                          ------           ------
         Net cash provided from (used in) financing activities               712             (689)
                                                                          ------           ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        2               (5)
                                                                          ------           ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (362)             164
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               657              559
                                                                          ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $295             $723
                                                                          ======           ======
Cash provided from (used in) operating activities included:
   Interest and other financial costs paid (net of
    amount capitalized)                                                    $(116)           $(178)
   Income taxes paid                                                         (25)            (218)


The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     Marathon has accounted for the business of United States Steel as a discontinued operation. The income from discontinued operations for the periods ended June 30, 2001, represents the net income attributable to the Steel Stock, except for certain limitations on the amounts of corporate administrative expenses and interest expense (net of income tax effects) allocated to discontinued operations as required by accounting principles generally accepted in the United States. Because operating and investing activities are separately identifiable to each of Marathon and United States Steel, such amounts have been separately disclosed in the statement of cash flows. Financing activities were managed on a centralized, consolidated basis. Therefore they have been reflected on a consolidated basis in the statement of cash flows.

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

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

3.   (Continued)

     Since the issuance of SFAS No. 133, the Financial Accounting Standards Board (FASB) has issued several interpretations. As a result, Marathon has recognized in income beginning on January 1, 2002, the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million. The favorable pretax change in the fair value of the gas contracts during the first six months of 2002 was $12 million. The recorded derivative assets will continue to be marked-to-market.

     Effective January 1, 2002, Marathon adopted the following Statements of Financial Accounting Standards:

     o    No. 141 "Business Combinations" (SFAS No. 141),

     o    No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and

     o No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No.144)

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. The transitional provisions of SFAS No. 141 required Marathon to reclassify $11 million from identifiable intangible assets to goodwill at January 1, 2002.

     SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Effective January 1, 2002, Marathon ceased amortization of existing goodwill, which results in a favorable impact on annual earnings of approximately $3 million, net of tax. Marathon has completed the required transitional impairment test for existing goodwill as of the date of adoption. No impairment of goodwill was indicated.

     SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. For long-lived assets to be disposed of by sale, SFAS No. 144 broadens the definition of those disposals that should be reported separately as discontinued operations. The adoption of SFAS No. 144 had no initial effect on Marathon's financial statements.

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

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

3.   (Continued)

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). Extinguishment of debt will be accounted for in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 has a dual effective date. The provisions relating to accounting for leases were applicable to transactions occurring after May 15, 2002. The provisions relating to the early extinguishment of debt will be adopted by Marathon on January 1, 2003. As a result, losses from the early extinguishment of debt in 2002, which are currently reported as extraordinary items, will be reported in income from continuing operations in comparative financial statements subsequent to the adoption of SFAS No. 145.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

4. Basic net income per share is calculated by adjusting net income for dividend requirements of preferred stock when applicable and is based on the weighted average number of common shares outstanding.

     Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

4.   (Continued)- COMPUTATION OF INCOME PER COMMON SHARE

                                                                                          Second Quarter Ended
                                                                                                 June 30
                                                                                    2002                      2001
(Dollars in millions, except per share data)                                  Basic       Diluted       Basic       Diluted
----------------------------------------------------------------------------------------------------------------------------
Common Stock
-------------
  Income from continuing operations applicable to Common Stock                  $194         $194         $580         $580
  Expenses included in income from continuing operations
   applicable to Steel Stock                                                       -            -           12           12
  Costs associated with disposition of United States Steel                         -            -          (10)         (10)
  Extraordinary loss                                                             (26)         (26)           -            -
                                                                             -------      -------      -------      -------
  Net income applicable to Common Stock                                         $168         $168         $582         $582
                                                                             =======      =======      =======      =======
Shares of common stock outstanding (thousands):
  Average number of common shares outstanding                                309,807      309,807      309,101      309,101
  Effect of dilutive securities - stock options                                    -          264            -          526
                                                                             -------      -------      -------      -------
    Average common shares including dilutive effect                          309,807      310,071      309,101      309,627
                                                                             =======      =======      =======      =======
Per share:
  Income from continuing operations                                             $.62         $.62        $1.88        $1.88
                                                                             =======      =======      =======      =======
  Extraordinary loss                                                           $(.08)       $(.08)           -            -
                                                                             =======      =======      =======      =======
  Net income                                                                    $.54         $.54        $1.88        $1.88
                                                                             =======      =======      =======      =======
Steel Stock
-----------
Loss from discontinued operations                                                  -            -         $(18)        $(18)
Expenses included in loss from continuing
 operations applicable to Steel Stock                                              -            -          (12)         (12)
Preferred stock dividends                                                          -            -           (2)          (2)
                                                                              ------       ------       ------       ------
Net loss applicable to Steel Stock                                                 -            -         $(32)        $(32)
                                                                              ======       ======       ======       ======
Average common shares including dilutive effect (thousands)                        -            -       89,005       89,005
                                                                              ======       ======       ======       ======
Per share:
    Loss from discontinued operations                                              -            -        $(.21)       $(.21)
                                                                              ======       ======       ======       ======
    Net loss                                                                       -            -        $(.36)       $(.36)
                                                                              ======       ======       ======       ======


                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

4.   (Continued)- COMPUTATION OF INCOME PER COMMON SHARE


                                                                                             Six Month Ended
                                                                                                 June 30
                                                                                    2002                      2001
(Dollars in millions, except per share data)                                  Basic       Diluted       Basic       Diluted
----------------------------------------------------------------------------------------------------------------------------
Common Stock
-------------
  Income from continuing operations applicable
     to Common Stock                                                            $248         $248       $1,081       $1,081
  Expenses included in income from continuing
   operations applicable to Steel Stock                                            -            -           21           21
  Costs associated with disposition of
    United States Steel                                                            -            -          (12)         (12)
  Extraordinary loss                                                             (26)         (26)           -            -
  Cumulative effect of changes in
   accounting principles                                                          13           13           (8)          (8)
                                                                             -------      -------      -------      -------
  Net income applicable to Common Stock                                         $235         $235       $1,082       $1,082
                                                                             =======      =======      =======      =======
Shares of common stock outstanding (thousands):
  Average number of common shares outstanding                                309,689      309,689      308,928      308,928
  Effect of dilutive securities - stock options                                    -          250            -          410
                                                                             -------      -------      -------      -------
    Average common shares including dilutive effect                          309,689      309,939      308,928      309,338
                                                                             =======      =======      =======      =======
Per share:
  Income from continuing operations                                             $.80         $.80        $3.50        $3.50
                                                                             =======      =======      =======      =======
  Extraordinary loss                                                           $(.08)       $(.08)           -            -
                                                                             =======      =======      =======      =======
  Cumulative effect of changes in
   accounting principles                                                        $.04         $.04        $(.03)       $(.03)
                                                                             =======      =======      =======      =======
  Net income                                                                    $.76         $.76        $3.50        $3.50
                                                                             =======      =======      =======      =======
Steel Stock
-----------
Loss from discontinued operations                                                  -            -         $  -         $  -
Expenses included in loss from continuing
 operations applicable to Steel Stock                                              -            -          (21)         (21)
Preferred stock dividends                                                          -            -           (4)          (4)
                                                                              ------       ------       ------       ------
Net loss applicable to Steel Stock                                                 -            -         $(25)        $(25)
                                                                              ======       ======       ======       ======
Average common shares including dilutive effect (thousands)                        -            -       88,906       88,906
                                                                              ======       ======       ======       ======
Per share:
    Loss from discontinued operations                                              -            -        $   -        $   -
                                                                              ======       ======       ======       ======
    Net loss                                                                       -            -        $(.28)       $(.28)
                                                                              ======       ======       ======       ======

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

5. Marathon's operations consist of three operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through Marathon Ashland Petroleum LLC (MAP); and 3) Other Energy Related Businesses (OERB) - markets and transports, primarily in the United States and Europe, its own and third-party natural gas, crude oil and related products.

     The results of segment operations are as follows:


                                                                                                                   Total
(In millions)                                                                   E&P        RM&T         OERB     Segments
---------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 2002
-------------------
Revenues and other income:
  Customer                                                                      $851       $6,735         $497       $8,083
  Intersegment (a)                                                               174           40           23          237
  Equity in earnings of unconsolidated investees                                  15           15            6           36
  Other                                                                           (2)           9           (1)           6
                                                                              ------       ------       ------       ------
  Total revenues and other income                                             $1,038       $6,799         $525       $8,362
                                                                              ======       ======       ======       ======
Segment income                                                                  $262         $211          $20         $493
                                                                              ======       ======       ======       ======
SECOND QUARTER 2001
------------------
Revenues and other income:
  Customer                                                                    $1,067       $7,535         $511       $9,113
  Intersegment (a)                                                               179            7           19          205
  United States Steel (a)                                                          5            -            3            8
  Equity in earnings of unconsolidated investees                                  17            9            6           32
  Other                                                                            8           18            4           30
                                                                              ------       ------       ------       ------
  Total revenues and other income                                             $1,276       $7,569         $543       $9,388
                                                                              ======       ======       ======       ======
Segment income                                                                  $443         $842          $26       $1,311
                                                                              ======       ======       ======       ======


(a) Management believes intersegment transactions and transactions with United States Steel were conducted under terms comparable to those with unrelated parties.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                                                                                   Total
(In millions)                                                                   E&P        RM&T         OERB     Segments
--------------------------------------------------------------------------------------------------------------------------
Six Months 2002
---------------
Revenues and other income:
  Customer                                                                    $1,536      $12,022         $934      $14,492
  Intersegment (a)                                                               316           59           37          412
  Equity in earnings of unconsolidated investees                                  24           23           17           64
  Other                                                                           (1)          23           (1)          21
                                                                              ------       ------       ------       ------
  Total revenues and other income                                             $1,875      $12,127         $987      $14,989
                                                                              ======       ======       ======       ======
Segment income                                                                  $427         $160          $45         $632
                                                                              ======       ======       ======       ======
Six Months 2001
---------------
Revenues and other income:
  Customer                                                                    $2,243      $14,277       $1,200      $17,720
  Intersegment (a)                                                               359           13           45          417
  United States Steel (a)                                                         15            -            5           20
  Equity in earnings of unconsolidated investees                                  37           15           10           62
Other                                                                             16           33            6           55
                                                                              ------       ------       ------       ------
  Total revenues and other income                                             $2,670      $14,338       $1,266      $18,274
                                                                              ======       ======       ======       ======
Segment income                                                                $1,043       $1,118          $34       $2,195
                                                                              ======       ======       ======       ======

(a) Management believes intersegment transactions and transactions with United States Steel were conducted under terms comparable to those with unrelated parties.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

5.   (Continued)

     The following schedule reconciles segment revenues and income to amounts reported in the financial statements:


                                                                                                         Second Quarter
                                                                                                              Ended
                                                                                                             June 30
 (In millions)                                                                                          2002         2001
---------------------------------------------------------------------------------------------------------------------------
Revenues and other income:
  Segment revenues and other income                                                                     $8,362       $9,388
  Items not allocated to segments:
    Gain (loss) on ownership change in MAP                                                                   2           (7)
  Elimination of intersegment revenues                                                                     (237)       (205)
  Elimination of sales to United States Steel                                                                -           (8)
                                                                                                        ------       ------
     Total revenues and other income                                                                    $8,127       $9,168
                                                                                                        ======       ======
Income:
  Segment income                                                                                          $493       $1,311
  Items not allocated to segments:
    Administrative expenses                                                                                (39)         (51)
    Inventory market valuation credit                                                                        1            -
    Gain (loss) on ownership change in MAP                                                                   2           (7)
                                                                                                        ------       ------
     Total income from operations                                                                         $457       $1,253
                                                                                                        ======       ======

                                                                                                        Six Months Ended
                                                                                                             June 30
 (In millions)                                                                                          2002         2001
----------------------------------------------------------------------------------------------------------------------------
Revenues and other income:
  Segment revenues and other income                                                                    $14,989      $18,274
  Items not allocated to segments:
    Gain (loss) on ownership change in MAP                                                                   4           (6)
    Gain on lease resolution with U.S. Government                                                            -           59
  Elimination of intersegment revenues                                                                     (412)       (417)
  Elimination of sales to United States Steel                                                                -          (20)
                                                                                                         -----        -----
     Total revenues and other income                                                                   $14,581      $17,890
                                                                                                        ======       ======
Income:
  Segment income                                                                                          $632       $2,195
  Items not allocated to segments:
    Administrative expenses                                                                                (83)         (87)
    Inventory market valuation credit                                                                       72            -
    Gain (loss) on ownership change in MAP                                                                   4           (6)
    Gain on lease resolution with U.S. Government                                                            -           59
                                                                                                        ------       ------
     Total income from operations                                                                         $625       $2,161
                                                                                                        ======       ======

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6. During 2002, in two separate transactions, Marathon acquired interests in the Alba Field offshore Equatorial Guinea, West Africa, and certain other related assets.

     On January 3, 2002, Marathon acquired certain interests from CMS Energy Corporation for $1,005 million. Marathon acquired three entities that own a combined 52.4% working interest in the Alba Production Sharing Contract and a net 43.2% interest in an onshore liquefied petroleum gas processing plant through an equity method investee. Additionally, Marathon acquired a 45% net interest in an onshore methanol production plant through an equity method investee. Results of operations for the six months of 2002 include the results of the interests acquired from CMS Energy from January 3, 2002.

     On June 20, 2002, Marathon acquired 100% of the outstanding stock of Globex Energy, Inc. (Globex) for $155 million. Globex owned an additional 10.9% working interest in the Alba Production Sharing Contract and an additional net 9.0% interest in the onshore liquefied petroleum gas processing plant. Globex also held oil and gas interests offshore Australia.

     The allocations of purchase price are preliminary. The allocations to intangible assets are not expected to be significant. The goodwill arising from the preliminary allocations was $176 million, which was assigned to the E&P segment. Significant factors that resulted in the recognition of goodwill include: the ability to acquire an established business with an assembled workforce, a proven track record and the right to operatorship, and a strategic acquisition in a core geographic area.

     Additionally, the purchase price allocated to the equity method investments is $224 million higher than the underlying net assets of the investees. This excess will be amortized over the expected useful life of the underlying assets except for $35 million of goodwill relating to the equity investments.

     The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisitions:

         (In millions)
         -------------
         Receivables                                            $   33
         Inventories                                                 9
         Investments and long-term receivables                     454
         Property, plant and equipment                             661
         Goodwill (none deductible for income tax purposes)        176
         Other assets                                                4
                                                                ------
             Total assets acquired                              $1,337
                                                                ------
         Current liabilities                                    $  (30)
         Deferred income taxes                                    (147)
                                                                ------
             Total liabilities assumed                          $ (177)
                                                                ------
             Net assets acquired                                $1,160
                                                                ======

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.   (Continued)

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

     The following unaudited pro forma data for Marathon includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the periods presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                           Six Months Ended
                                                                June 30
         (In millions, except per share amounts)         2002            2001
         ---------------------------------------
         Revenues and other income                      $14,592        $17,936
         Income from continuing operations                  238          1,062
         Net income                                         225          1,040
         Per share amounts applicable to Common Stock
           - Income from continuing operations
                - basic and diluted                         .77           3.43
           - Net income - basic and diluted                 .73           3.46

7. During the second quarter of 2002, Marathon acquired additional interests in coalbed methane assets in the Powder River Basin of northern Wyoming and southern Montana from XTO Energy, Inc. (XTO) in exchange for certain oil and gas properties in eastern Texas and northern Louisiana. On July 1, 2002, Marathon completed this transaction by selling its production interests in the San Juan Basin of New Mexico to XTO for $42 million. Marathon will recognize a gain of $24 million in the third quarter related to this transaction.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

8. Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out
     (LIFO) method.

                                                            (In millions)
                                                       -----------------------
                                                       June 30     December 31
                                                        2002          2001
                                                       -------     -----------

        Crude oil and natural gas liquids                 $670         $693
        Refined products and merchandise                 1,308        1,143
        Supplies and sundry items                           99           87
                                                        ------       ------
           Total (at cost)                               2,077        1,923
           Less inventory market valuation reserve           -           72
                                                        ------       ------
        Net inventory carrying value                    $2,077       $1,851
                                                        ======       ======

     Marathon has established an inventory market valuation (IMV) reserve to adjust the cost basis of its inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. Six months ended June 30, 2002, results of operations include a credit to income from operations of $72 million.

9. The following sets forth Marathon's comprehensive income for the periods shown:


                                                                Second Quarter             Six Months
                                                                     Ended                    Ended
                                                                    June 30                  June 30
     (In millions)                                              2002       2001          2002       2001
        -------------                                          ------     ------        ------     ------
        Net income                                               $168       $552          $235     $1,061
        Other comprehensive income (loss), net of tax
           Foreign currency translation adjustments                (2)         -            (3)        (2)
           Deferred gains (losses) on derivative instruments       (8)         8           (39)        42
           Pensions                                                 -          2             -          2
                                                               ------     ------        ------     ------
Total comprehensive income                                       $158       $562          $193     $1,103
                                                               ======     ======        ======     ======

     During the second quarter of 2002, $9 million of gains, net of tax, were reclassified into earnings as a result of the discontinuance of cash flow hedges because it is no longer probable the original forecasted transactions will occur.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

10. The provision for income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

     The first six months of 2002 and 2001 tax provision amounts include a foreign deferred tax benefit of $1 million and $9 million, respectively, related to reductions in the statutory rate enacted in the Canadian province of Alberta. Also, in the first six months of 2002 and 2001, the provision for income taxes includes unfavorable adjustments of $4 million and $5 million, respectively, related to prior years' taxes.

     Interest and other financial costs in the six months of 2001 included a favorable adjustment of $9 million related to certain prior years' taxes.

11. At June 30, 2002, Marathon had no borrowings against its $1,354 million long-term revolving credit facility and no borrowings against its $451 million short-term revolving credit facility. In April 2002, Marathon initiated a $1,350 million U.S. commercial paper program which is backed by the long-term revolving credit facility of which $135 million was outstanding at June 30, 2002.

     Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million. At June 30, 2002, there were no borrowings against these facilities.

     At June 30, 2002, MAP had no borrowings against its $450 million revolving credit agreements with banks and had $47 million outstanding against its $190 million revolving credit agreement with Ashland, Inc., which was amended and extended for one year to March 15, 2003.

     At June 30, 2002, in the event of a change in control of Marathon, debt obligations totaling $2,438 million and operating lease obligations of $100 million may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase the leased Fairfield slab caster for $96 million or provide a letter of credit to secure the remaining obligation.

12. In early June 2002, Marathon Global Funding Corporation, a 100%-owned consolidated finance subsidiary of Marathon, issued notes of $400 million due 2012, bearing interest at 6.000%. Marathon has fully and unconditionally guaranteed the securities. Marathon used the net proceeds to reduce outstanding commercial paper, to fund the purchase price and associated costs of the June 2002 acquisition of Globex Energy, Inc. for approximately $155 million and for other general corporate purposes.

     In late May 2002, Marathon issued notes of $450 million due 2007, bearing interest at 5.375%. Marathon used the net proceeds to improve the debt portfolio by refinancing existing debt, including approximately $337 million aggregate principal amount of debt Marathon agreed to repurchase or retire early. The debt repurchased and retired early had average terms to maturity of between two and 21 years bearing interest at rates ranging from 8.125% to 9.375% per year, or a weighted average of 9.04% per year. The retirement of $193 million in the second quarter resulted in a pre-tax extraordinary loss of $41 million ($26 million net of taxes or $0.08 per share). The remaining net proceeds were used to reduce outstanding commercial paper issued to fund working capital requirements and for other general corporate purposes.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

12.  (Continued)

     In early March 2002, Marathon issued notes of $450 million due 2012 and $550 million due 2032, bearing interest at 6.125% and 6.8%, respectively. Marathon used the net proceeds to repay amounts borrowed to fund the purchase price and associated costs of the January 2002 acquisition of interests in oil and gas properties and related assets in Equatorial Guinea, West Africa. Marathon initially funded this acquisition through a combination of borrowings under long-term and short-term revolving credit facilities, borrowings under other short-term credit facilities and cash on hand.

13. Marathon is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

     Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2002 and December 31, 2001, accrued liabilities for remediation totaled $74 million and $77 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $57 million at June 30, 2002, and $60 million at December 31, 2001.

     For a number of years, Marathon has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 2002 and for the years 2001 and 2000, such capital expenditures totaled $17 million, $67 million and $73 million, respectively. Marathon anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At June 30, 2002 and December 31, 2001, accrued liabilities for platform abandonment and dismantlement totaled $212 million and $193 million, respectively.

     Marathon guaranteed certain obligations related to the business of United States Steel. As of June 30, 2002 and December 31, 2001, the exposure for all of these matters totaled $22 million and $28 million, respectively.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

13.  (Continued)

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

     At June 30, 2002, and December 31, 2001, Marathon's pro rata share of obligations of LOOP LLC and various pipeline investees secured by throughput and deficiency agreements totaled $167 million and $168 million, respectively. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are prepayments of future transportation charges.

     At June 30, 2002, and December 31, 2001, MAP had guaranteed the repayment of $47 million and $35 million, respectively of the outstanding balance of Centennial Pipeline LLC's Master Shelf Agreement.

     At June 30, 2002, and December 31, 2001, Marathon's contract commitments to acquire property, plant and equipment and long-term investments totaled $500 million and $297 million, respectively.

                MARATHON OIL CORPORATION AND SUBSIDIARY COMPANIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Marathon Oil Corporation (Marathon), formerly USX Corporation, is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary, Marathon Ashland Petroleum LLC; and other energy related businesses. Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The discussion of the Consolidated Statement of Income should be read in conjunction with the Supplemental Statistics provided on page 43.

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

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting Marathon. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of Marathon, see the information preceding Part I in the Marathon 2001 Form 10-K and subsequent filings.

New Accounting Standards

     Since the issuance of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), the FASB has issued several interpretations. As a result, Marathon has recognized in income beginning on January 1, 2002, the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom (U.K.). As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million. The favorable pretax change in the fair value of the gas contracts during the first six months of 2002 was $12 million. The recorded derivative assets will continue to be marked-to-market. Marathon expects to experience some volatility in earnings as a result of these interpretations.

     Effective January 1, 2002, Marathon adopted the following Statements of Financial Accounting Standards:

     o    No. 141 "Business Combinations" (SFAS No. 141),

     o    No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) and

     o No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

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

     SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Effective January 1, 2002, Marathon ceased amortization of all goodwill, which results in a favorable impact on annual earnings of approximately $3 million, net of tax. Marathon has completed the required transitional impairment test for existing goodwill as of the date of adoption. No impairment of goodwill was indicated.

     SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. For long-lived assets to be disposed of by sale, SFAS No. 144 broadens the definition of those disposals that should be reported separately as discontinued operations. The adoption of SFAS No. 144 had no initial effect on Marathon's financial statements.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). Extinguishment of debt will be accounted for in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 has a dual effective date. The provisions relating to accounting for leases were applicable to transactions occurring after May 15, 2002. The provisions relating to the early extinguishment of debt will be adopted by Marathon on January 1, 2003. As a result, losses from the early extinguishment of debt in 2002, which are currently reported as extraordinary items, will be reported in income from continuing operations in comparative financial statements subsequent to the adoption of SFAS No. 145.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues and other income for the second quarter and first six months of 2002 and 2001 are summarized in the following table:


                                                               Second Quarter              Six Months
                                                                    Ended                     Ended
                                                                   June 30                   June 30
(Dollars in millions)                                           2002       2001         2002       2001
--------------------------------------------------------------------------------------------------------
Exploration & production                                       $1,038     $1,276       $1,875     $2,670
Refining, marketing & transportation                            6,799      7,569       12,127     14,338
Other energy related businesses                                   525        543          987      1,266
                                                               ------     ------       ------     ------
         Segment revenues and other income                      8,362      9,388       14,989     18,274

Revenues and other income not allocated to segments:

    Gain (loss) on ownership change in MAP                          2         (7)           4         (6)
    Gain on lease resolution with the
    U.S. Government                                                 -          -            -         59
Elimination of intersegment revenues                             (237)      (205)        (412)      (417)
Elimination of sales to United States Steel                         -         (8)           -        (20)
                                                                -----      -----       ------     ------
         Total revenues and other income                       $8,127     $9,168      $14,581    $17,890
                                                               ======     ======       ======     ======
Items included in both revenues and costs and expenses,
 resulting in no effect on income:
Consumer excise taxes on petroleum
    products and merchandise                                   $1,083     $1,132       $2,079     $2,170
Matching crude oil, gas and refined product
    buy/sell transactions settled in cash:
       E&P                                                         77        127          149        233
       RM&T                                                     1,056        904        1,889      1,897
                                                               ------     ------       ------     ------
         Total buy/sell transactions                           $1,133     $1,031       $2,038     $2,130
                                                               ======     ======       ======     ======

     E&P segment revenues decreased by $238 million in the second quarter of 2002 from the comparable prior-year period. For the first six months of 2002, revenues decreased by $795 million from the prior-year period. The decrease in both periods primarily reflected lower worldwide natural gas and liquid hydrocarbon prices and lower gains from derivative activities, partially offset by higher international liquid hydrocarbon volumes and higher domestic liquid hydrocarbon prices in the second quarter of 2002.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RM&T segment revenues decreased by $770 million in the second quarter of 2002 from the comparable prior-year period. For the first six months of 2002, revenues decreased by $2,211 million from the prior-year period. The decrease in both periods primarily reflected lower refined product prices.

     OERB revenues decreased by $18 million in the second quarter of 2002 from the comparable prior-year period. For the first six months of 2002, revenues decreased by $279 million from the prior-year period. The decrease in the first six months primarily reflected lower natural gas prices.

     Income from operations for the second quarter and first six months of 2002 and 2001 is summarized in the following table:


                                                                Second Quarter              Six Months
                                                                     Ended                     Ended
                                                                    June 30                   June 30
(Dollars in millions)                                            2002      2001            2002    2001
---------------------------------------------------------------------------------------------------------
E&P
     Domestic                                                    $189       $358           $271     $800
     International                                                 73         85            156      243
                                                               ------     ------         ------   ------
        E&P segment income                                        262        443            427    1,043
RM&T                                                              211        842            160    1,118
OERB                                                               20         26             45       34
                                                               ------     ------         ------   ------
           Segment income                                         493      1,311            632    2,195

Items not allocated to segments:
      Administrative expenses                                     (39)       (51)           (83)     (87)
      Inventory Market Valuation                                    1          -             72        -
      Gain (loss) on ownership change - MAP                         2         (7)             4      (6)
      Gain on lease resolution with U.S. Government                 -          -              -       59
                                                               ------     ------         ------   ------

           Total income from operations                          $457     $1,253           $625   $2,161
                                                               ======     ======         ======   ======

     In the second quarter of 2002 segment income decreased by $818 million from last year's second quarter. Segment income in the first six months of 2002 decreased by $1,563 million from the first six months of 2001. The decrease in both periods was due primarily to lower worldwide natural gas and liquid hydrocarbon prices, lower refined product margins and lower worldwide natural gas volumes. This was partially offset by higher liquid hydrocarbon volumes.

     Worldwide E&P segment income in the second quarter of 2002 decreased by $181 million from last year's second quarter, primarily due to the factors discussed below.

     Domestic E&P income in the second quarter of 2002 decreased by $169 million from last year's second quarter. Results in the first six months of 2002 decreased by $529 million from the same period in 2001. These decreases were mainly due to lower natural gas prices, lower liquid hydrocarbon and natural gas volumes, partially offset by slightly higher liquid hydrocarbon prices in the second quarter. Other factors included higher exploratory dry well expense and decreases in derivative gains, partially offset by lower production taxes.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     International E&P income in the second quarter of 2002 decreased by $12 million from last year's second quarter. Results in the first six months of 2002 decreased by $87 million from the same period in 2001. These decreases were mainly due to lower natural gas and liquid hydrocarbon prices and higher depreciation expense. This was partially offset by higher liquid hydrocarbon volumes. The higher volumes and depreciation expense largely resulted from a second quarter 2002 U.K. overlift versus a second quarter 2001 underlift. In addition, the first six months of 2002 income includes a $12 million gain related to changes in the fair value of natural gas sales contracts in the U.K. See Note 3 to the Consolidated Financial Statements.

     RM&T segment income in the second quarter of 2002 decreased by $631 million from last year's second quarter. Results in the first six months of 2002 decreased by $958 million from the same period in 2001. The decrease in downstream segment income was primarily due to a significantly lower refining and wholesale marketing gross margin. The refining and wholesale marketing gross margin was severely compressed in the first six months of 2002 as refined product prices declined more quickly than crude oil and other raw material costs. A narrowing of the price differential between sweet and sour crude oil in the first six months of 2002 also negatively impacted the refining and wholesale marketing gross margin.

     OERB segment income in the second quarter of 2002 decreased by $6 million from last year's second quarter. Results in the first six months of 2002 increased by $11 million from the same period in 2001. This decrease in the second quarter was primarily due to a loss at the newly acquired AMPCO Methanol Plant in Equatorial Guinea, in which Marathon holds a 45-percent interest. An unplanned 62-day shutdown occurred during the second quarter. Also, earnings from Marathon's equity investments in various pipelines decreased from the same period in the prior year. The increase for the six months was primarily the net result of marked-to-market valuation changes in derivatives used to support gas marketing margins.

     Net interest and other financial costs for the second quarter and the first six months of 2002 increased $34 million and $56 million, respectively, from the comparable 2001 period. These increases were due to higher average debt levels resulting from acquisitions and the Separation. Also, in the first six months of 2001, interest and other financial costs included a favorable adjustment of $9 million related to prior year taxes.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, decreased $238 million and $334 million in the second quarter and the first six months of 2002, respectively, from the comparable 2001 periods, due to lower RM&T segment income as discussed above.

     The provision for income taxes in the second quarter and the first six months of 2002 decreased by $206 million and $425 million from the comparable 2001 period primarily due to a decrease in income before income taxes. The first six months of 2002 and 2001 tax provision amounts include a foreign deferred tax benefit of $1 million and $9 million, respectively related to reductions in the statutory rate enacted in the Canadian province of Alberta. Also, in the first six months of 2002 and 2001, the provision for income taxes includes unfavorable adjustments of $4 million and $5 million, respectively, related to prior years' taxes.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Discontinued operations in the first six months 2001 related to the businesses of United States Steel.

     Extraordinary loss from early extinguishment of debt in the second quarter 2002 was attributable to the $193 million of long-term debt retired, resulting in a pre-tax extraordinary loss of $41 million ($26 million net of taxes or $.08 per share). In July 2002, Marathon retired an additional $144 million, resulting in a pre-tax extraordinary loss of $12 million ($7 million net of taxes) which will be recognized in the third quarter.

     The cumulative effect of changes in accounting principles of $13 million, net of a tax provision of $7 million in the first six months of 2002 represents the adoption of recently issued interpretations by the FASB of SFAS No. 133 in which Marathon must recognize in income the effect of changes in the fair value of two long term natural gas contracts in the United Kingdom. The $8 million loss, net of a tax benefit of $5 million, in the first six months of 2001 was an unfavorable transition adjustment related to the adoption of SFAS No. 133. For further discussion, see Note 3 to the Consolidated Financial Statements.

     Net income for the second quarter and first six months decreased by $384 million and $826 million, respectively, in 2002 from 2001, primarily reflecting the factors discussed above.

Dividends to Stockholders

     On July 31, 2002, the Marathon Board of Directors (the Board) declared dividends of 23 cents per share, payable September 10, 2002, to stockholders of record at the close of business on August 21, 2002.

Cash Flows

     Net cash provided from operating activities was $734 million in the first six months of 2002, compared with $1,789 million (from continuing operations) in the first six months of 2001. The $1,055 million decrease mainly reflects the effects of lower refined product margins and lower prices for natural gas and liquid hydrocarbons.

     Capital expenditures in the first six months of 2002 totaled $640 million excluding the acquisitions of Equatorial Guinea interests, compared with $628 million in the first six months of 2001. The $12 million increase mainly reflected increased spending in the first six months of 2002 in the E&P segment offset by decreased spending in the RM&T segment. For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 43.

     Acquisitions included cash payments of $1,160 million in the first six months of 2002 for the two acquisitions of Equatorial Guinea interests and $506 million in the first six months of 2001 for Pennaco Energy, Inc. (Pennaco). For further discussion of acquisitions, see Note 6 to the Consolidated Financial Statements.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cash from disposal of assets was $31 million in the first six months of 2002, compared with $106 million in the first six months of 2001. In 2002 proceeds were primarily from the disposition of certain Speedway SuperAmerica LLC (SSA) stores. Proceeds in 2001 were mainly from the sale of various Canadian oil fields, various domestic producing properties and certain SSA stores.

     Net cash provided from financing activities was $712 million in the first six months of 2002, compared with net cash used of $689 million in the first six months 2001. The increase was due to the financing primarily associated with the two acquisitions of Equatorial Guinea interests of approximately $1.2 billion. This was partially offset by the early extinguishment of debt of $193 million and the $295 million repayment of preferred securities which became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $110 million to retire the 6.50% Cumulative Convertible Preferred Stock.

     Significant non-cash activities in the first six months of 2002 included an asset exchange with XTO Energy Inc. (XTO) whereby Marathon acquired additional interests in coalbed methane assets in the Powder River Basin of northern Wyoming and southern Montana in exchange for certain oil and gas properties in eastern Texas and northern Louisiana. This exchange was part of a larger transaction with XTO completed in the third quarter.

Derivative Instruments

     See Quantitative and Qualitative Disclosure About Market Risk for discussion of derivative instruments and associated market risk.

Debt Ratings

     Marathon's senior unsecured debt is currently rated investment grade by Standard and Poor's Corporation, Moody's Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively.

Liquidity

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

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Marathon has a committed $1,354 million long-term revolving credit facility and a committed $451 million 364-day revolving credit facility. At June 30, 2002, there were no borrowings against these facilities. In April 2002, Marathon initiated a $1,350 million U.S. commercial paper program which is backed by the long-term revolving credit facility of which $135 million was outstanding at June 30, 2002. Additionally, at June 30, 2002, Marathon had other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn. MAP currently has a committed $350 million revolving credit facility. MAP had an additional committed $100 million 364-day revolving credit facility which expired in July 2002. As of June 30, 2002, MAP did not have any borrowings against these facilities and had $47 million outstanding under its $190 million revolving credit agreement with Ashland.

     In early June 2002, Marathon Global Funding Corporation, a 100%-owned consolidated finance subsidiary of Marathon, issued notes of $400 million due 2012, bearing interest at 6.0%. Marathon has fully and unconditionally guaranteed the securities. Marathon used the net proceeds to reduce outstanding commercial paper, to fund the purchase price and associated costs of the June 2002 acquisition of Globex Energy, Inc. for approximately $155 million and for other general corporate purposes.

     In late May 2002, Marathon issued notes of $450 million due 2007, bearing interest at 5.375%. Marathon used the net proceeds to improve the debt portfolio by refinancing existing debt, including approximately $337 million aggregate principal amount of debt Marathon agreed to repurchase or retire early. The debt repurchased and retired early had average terms to maturity of between two and 21 years bearing interest at rates ranging from 8.125% to 9.375% per year, or a weighted average of 9.04% per year. The retirement of $193 million in the second quarter resulted in a pre-tax extraordinary loss of $41 million ($26 million net of taxes or $0.08 per share). In July 2002, Marathon retired an additional $144 million, resulting in a pre-tax extraordinary loss of $12 million ($7 million net of taxes) which will be recognized in the third quarter. The remaining net proceeds were used to reduce outstanding commercial paper issued to fund working capital requirements and for other general corporate purposes.

     In early March 2002, Marathon issued notes of $450 million due 2012 and $550 million due 2032, bearing interest at 6.125% and 6.8%, respectively. Marathon used the net proceeds to repay amounts borrowed to fund the purchase price and associated costs of the January 2002 acquisition of interests in oil and gas properties and related assets in Equatorial Guinea, West Africa. Marathon initially funded this acquisition through a combination of borrowings under long-term and short-term revolving credit facilities, borrowings under other short-term credit facilities and cash on hand.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Marathon is not dependent on off-balance sheet arrangements to meet its liquidity and capital resource needs. Marathon has used and may use in the future off-balance sheet arrangements to fund specific projects. For additional details of off-balance sheet arrangements, see Liquidity and Capital Resources on page 38 of the Annual Report on Form 10-K.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at June 30, 2002, totaled $500 million compared with $297 million at December 31, 2001.

     In April 2002, Marathon cancelled its common stock repurchase program and reinstated its dividend reinvestment program and direct stock purchase plan for first-time, non-employee purchasers of Marathon common stock. Since the stock repurchase program was authorized, Marathon acquired 3,976,800 shares of common stock at a cost of $106 million as Marathon's financial condition and market conditions warranted.

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

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Obligations Associated with the Separation of United States Steel

     Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. In the event of United States Steel's failure to satisfy these obligations, Marathon would become responsible for repayment. As of June 30, 2002, Marathon has identified the following obligations totaling $691 million which have been assumed by United States Steel:

     o $470 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $6 million at June 30, 2002.

     o $84 million of sale-leaseback financing under a lease for equipment at United States Steel's Fairfield Works, with a term extending to 2012, subject to extensions. Accrued interest payable on this financing was $5 million at June 30, 2002.

     o $104 million of operating lease obligations, of which $89 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.

     o A guarantee of United States Steel's $22 million contingent obligation to repay certain distributions from its 50%-owned joint venture PRO-TEC Coating Company.

     o A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel currently has no unpaid outstanding obligations to the limited partners. For further discussion of the Clairton 1314B guarantee, see Note 13 to the Consolidated Financial Statements.

     Of the total $691 million, obligations of $565 million and corresponding receivables from United States Steel were recorded on Marathon's consolidated balance sheet (current portion - $14 million; long-term portion - $551 million). The remaining $126 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

     Each of Marathon and United States Steel, as members of the same consolidated tax reporting group during taxable periods ended on or prior to December 31, 2001, is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for those periods. Marathon and United States Steel have entered into a tax sharing agreement which allocates tax liabilities relating to taxable periods ended on or prior to December 31, 2001. To address the possibility that the taxing authorities may seek to collect a tax liability from one party where the tax sharing agreement allocates that liability to the other party, the agreement includes indemnification provisions. United States Steel currently has no unpaid outstanding obligations to Marathon under the tax sharing agreement.

     United States Steel reported in its Form 10-Q for the quarterly period ended June 30, 2002, that it has significant restrictive covenants related to its indebtedness including cross-default and cross-acceleration clauses on selected debt which could have an adverse effect on its financial position and liquidity. However, United States Steel management believes that its liquidity will be adequate to satisfy its obligations for the foreseeable future. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, United States Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sale of non-strategic assets and other cash conservation measures.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Matters, Contingencies and Commitments

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

     Marathon has been notified that it is a potentially responsible party (PRP) at 12 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2002. In addition, there are three sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 113 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 13 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. Marathon accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 13 to the Consolidated Financial Statements.

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

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Matters, Contingencies and Commitments - (Continued)

     Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. See Note 13 to the Consolidated Financial Statements for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to Marathon. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity".

Credit Risk

     Marathon is exposed to credit risk in the form of possible nonpayment by customers and trading partners. A significant portion of this risk is concentrated in energy related businesses. The creditworthiness of customers and trading partners is subject to continuing review. When deemed appropriate, Marathon requires prepayment or letters of credit to secure credit exposure. Additionally, netting agreements are utilized to reduce exposures to firms with both receivables and payables. Marathon has in the past and continues to conduct business with the so-called "energy merchant" firms. Many of these firms have seen their credit ratings deteriorate during 2002. As a result, Marathon has reduced its exposure to these entities. In some cases security has been requested and, in other cases, all business activity has been stopped. Marathon estimates its aggregate net exposure to energy merchant companies to be less than $25 million with no individual company exposure greater than $10 million.

     Marathon has significant exposures to United States Steel arising from the separation. Those exposures are discussed in "Obligations Associated with the Separation of United States Steel".

Outlook

     The outlook regarding Marathon's E&P segment revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming regions. Any significant decline in prices could have a material adverse effect on Marathon's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

     In 2002, worldwide production is expected to average 420,000 barrels of oil equivalent per day, split evenly between liquid hydrocarbons and natural gas, including Marathon's proportionate share of equity investee's production. Through the projects undertaken during the past 18 months, Marathon anticipates increasing production to an approximate range of 430,000 to 435,000 boepd by 2004 and expects to increase proven reserves by approximately 40 percent from 2001 to 2004, which equates to an average 190-percent reserve replacement per year.

     In 2002, Marathon plans to drill, or complete drilling operations on, two or three deepwater wells in the Gulf of Mexico.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook - (Continued)

     Other major upstream projects, which are currently underway or under evaluation, include:

     o Norway, where Marathon has interests in nine licenses in the Norwegian sector of the North Sea;

     o Alaska, where Marathon had a natural gas discovery on the Ninilchik Unit on the Kenai Peninsula with additional drilling planned in 2002;

     o Angola, where Marathon is participating in the drilling of one exploration well and expects to participate in the drilling of up to two additional exploration wells during 2002;

     o Eastern Canada, where Marathon has recently completed drilling the Annapolis well; and

     o Equatorial Guinea, where expansion plans to boost gas and condensate production from 250 to approximately 800 mmcfd and increase condensate production such that condensate and LPG exports total approximately 50,000 gross blpd by the third quarter of 2003.

     Marathon recently acquired an additional 125 mmcfd of long term gas transportation capacity out of the Rocky Mountain region into midcontinent gas market hubs. The acquisition of this additional firm transportation provides protection against lower local price differentials.

     Marathon has proposed plans for a major liquefied natural gas (LNG) re-gasification and power generation complex near Tijuana in the Mexican State of Baja California. The proposed complex would consist of a LNG marine terminal, an off-loading terminal, onshore LNG re-gasification facilities, and pipeline infrastructure necessary to transport the natural gas. Additionally, a 1,000 megawatt natural gas-fired power generation plant would be constructed on the site. Completion and potential start-up is projected for 2005.

     In the North Sea, the Symphony natural gas pipeline project, another key component of Marathon's integrated gas strategy, currently is conducting an open season for prospective shippers on this pipeline that is designed to transport gas from the UK and Norwegian North Sea to southern England. Based upon input from prospective shippers, Marathon is considering increasing the design capacity of the pipeline beyond the 1 billion cubic feet per day originally announced. Marathon estimates the pipeline could begin operations in 2005, assuming timely regulatory approval by applicable U.K., Norwegian and European regulatory officials, satisfactory supply commitments and financing arrangements.

     Marathon recently received the U.K. Department of Trade and Industry's approval of the development plan for the Braemar Field and the Brae-Miller Link Line in the UK North Sea. Braemar is a gas and condensate reservoir located in the Central North Sea some 189 miles northeast of Aberdeen in approximately 413 feet of water. Gas and condensate will be produced from a single subsea wellhead and transported in an insulated pipe-in-pipe flowline to the Marathon-operated East Brae platform 7 miles away where the gas and liquids will be processed. Liquids will be delivered from East Brae to the Forties pipeline system for transportation onshore. First production is expected in the fourth quarter of 2003 at an initial rate of approximately 46 mmcfd and 4,000 barrels of condensate.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook - (Continued)

     In July 2002, the United Kingdom enacted a supplementary 10 percent tax on profits from North Sea oil and gas production retroactively effective to April 17, 2002. Marathon has approximately 19 percent of current year production originating from the U.K. It is anticipated that the U.K. tax law change will add approximately 2 percentage points to Marathon's effective tax rate beginning in the third quarter, excluding a one-time non-cash deferred tax adjustment. The non-cash deferred tax adjustment to be recognized in third quarter 2002 results is expected to increase the consolidated tax provision by approximately $60 million to $65 million.

     On August 6, 2002, Marathon announced it will begin expensing the fair value of employee stock options on January 1, 2003. Marathon will adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under this methodology, stock options will be valued by using an option-pricing model, which expenses stock option grants over the vesting period. Currently, Marathon accounts for stock options using the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Based upon this change, and assuming the number of stock options granted in 2003 approximates the number of those granted in 2002, the estimated impact on Marathon's 2003 earnings would not be materially different than under APB No. 25.

     On August 13, 2002, Marathon announced a gas discovery at the Annapolis G-24 deepwater exploratory well offshore Nova Scotia. The Annapolis G-24 well is located 215 miles south of Halifax in 5,500 feet of water. The well encountered approximately 100 feet of net gas pay over several zones. The well will be temporarily abandoned, allowing for re-entry at a later date. Marathon holds a 30 percent interest in the Annapolis prospect and serves as operator.

     The above discussion includes forward-looking statements with respect to the timing and levels of Marathon's worldwide liquid hydrocarbon and natural gas production, the exploration drilling program, and the planned construction of LNG and pipeline facilities. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production and the exploration drilling program include acts of war or terrorist acts and the governmental or military response, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions/dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability and other geological, operating and economic considerations. Some factors that could affect the planned construction of the LNG re-gasification, power generation and related facilities, as well as the North Sea pipeline transportation and related facilities, include, but are not limited to, unforeseen difficulty in the negotiation of definitive agreements among project participants, identification of additional participants to reach optimum levels of participation, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects and environmental and permitting issues. Additionally, the LNG project could be impacted by the availability or construction of sufficient LNG vessels. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook - (Continued)

     Marathon's RM&T segment income is largely dependent upon the refining and wholesale marketing margin for refined products, the retail gross margin for gasoline and distillates, and the gross margin on retail merchandise sales. The refining and wholesale marketing margin reflects the difference between the wholesale selling prices of refined products and the cost of raw materials refined, purchased product costs and manufacturing expenses. Refining and wholesale marketing margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, the seasonal pattern of certain product sales, crude oil costs, manufacturing costs, the available supply of crude oil and refined products, and logistical constraints. The retail gross margin for gasoline and distillates reflects the difference between the retail selling prices of these products and their wholesale cost, including secondary transportation. Retail gasoline and distillate margins have also been historically volatile, but tend to be countercyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations that impact driving conditions. The gross margin on retail merchandise sales tends to be less volatile than the retail gasoline and distillate margin. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items and the level of economic activity in the marketing area.

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

     A MAP subsidiary, Ohio River Pipe Line LLC (ORPL), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is currently known as Cardinal Products Pipe Line and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. As of June 2002, ORPL had secured all of the rights-of-way required to build the pipeline, and on August 2, 2002, the final permits required to build the pipeline were approved. Construction is currently planned for the second half of 2002, with start-up of the pipeline expected to follow in the first half of 2003.

     The above discussion includes forward-looking statements with respect to the Catlettsburg refinery and the Cardinal Products Pipe Line system. Some factors that could potentially cause the actual results from the Catlettsburg investment program to differ materially from current expectations include the price of petroleum products, levels of cash flows from operations, unforeseen hazards such as weather conditions and regulatory approval constraints. A factor that could impact the Cardinal Products Pipe Line is completion of construction. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

                            MARATHON OIL CORPORATION
                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

     Management has authorized the use of futures, forwards, swaps and options to manage exposure to market fluctuations related to commodities, interest rates, and foreign currency.

     Marathon uses commodity-based derivatives to manage price risk related to the purchase, production or sale of crude oil, natural gas, and refined products. To a lesser extent, Marathon is exposed to the risk of price fluctuations on natural gas liquids and on petroleum feedstocks used as raw materials. When it is deemed to be advantageous, E&P segment may lock-in market prices on portions of its production. Marathon's RM&T segment generally uses derivative commodity instruments to mitigate the price risk associated with crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Marathon's other energy related businesses are exposed to market risk associated with the purchase and subsequent resale of natural gas. Marathon uses derivative instruments to mitigate the price risk on purchased volumes and anticipated sales volumes. As market conditions change, Marathon evaluates its risk management program and could enter into strategies that assume market risk whereby cash settlement of commodity-based derivatives will be based on market prices.

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

Commodity Price Risk and Related Risks

     Marathon's strategy has generally been to obtain competitive prices for its products and allow operating results to reflect market price movements dictated by supply and demand. As part of achieving Marathon's strategy, certain fixed-priced physical contracts are hedged using derivative instruments that assume market risk. Marathon will use a variety of derivative instruments, including option combinations, as part of the overall risk management program to manage commodity price risk within its different businesses.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk and Related Risks - (Continued)

     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative commodity instruments are provided in the following table(a):

                                                   Incremental Decrease in
                                                 Income Before Income Taxes
                                                   Assuming a Hypothetical
                                                     Price Change of:(a)
 (Dollars in millions)                                 10%          25%
-----------------------------------------------------------------------------
Derivative Commodity Instruments(b)(c)
        Crude oil(d)                                $ 1.7(e)      $40.6(e)
        Natural gas(d)                               22.3(e)       68.1(e)
        Refined products(d)                           2.5(e)        8.5(e)

     (a) Amounts adjusted to reflect Marathon's 62 percent ownership of MAP. Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analysis. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 2002. Marathon management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio subsequent to June 30, 2002, would cause future pretax income effects to differ from those presented in the table.

     (b) Net open contracts for the combined E&P and OERB segments varied throughout second quarter 2002, from a low of 29,614 contracts at April 26, to a high of 39,867 contracts at June 14, and averaged 34,694 for the quarter. The number of net open contracts for the RM&T segment varied throughout second quarter 2002, from a low of 26 contracts at June 14, to a high of 5,022 contracts at April 29, and averaged 2,099 for the quarter. The net open contracts represent 100% of MAP's positions. The derivative commodity instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.

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

     (e)  Price increase.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk and Related Risks - (Continued)

     E&P Segment

     Marathon uses derivative instruments in its E&P segment to mitigate the price risk associated with equity production of crude oil and natural gas. As of June 30, 2002, Marathon has hedged approximately 29% of its remaining 2002 worldwide equity liquids production through the use of zero-cost collar options. These collars have been structured so that on average Marathon will receive the following:

     o    When prices are below $19.34, market price plus $4 per barrel;

     o    $23.34 when prices are between $19.34 and $23.34;

     o    Market price when prices are between $23.34 and $29.35; and

     o    No participation in market price movements above $29.35.

The above-mentioned strategy is being marked-to-market and is reflected in income for the period.

     As of June 30, 2002, Marathon has hedged approximately 29% of its remaining 2002 worldwide equity natural gas production. Different hedging strategies have been employed including the use of zero-cost collar options. In one of the more significant hedges, Marathon has hedged 169 MMCFD at an average of $4.33 per MCF for the balance of 2002 relating to the Powder River Basin area. A portion of the above-mentioned strategy is being marked-to-market and is reflected in income for the period. The balance qualifies for hedge accounting under SFAS
133. Marathon has also entered into a zero-cost collar on 200 MMCFD through December 2002, whereby Marathon will receive up to $4.48 per MCF but no less than $3.19 per MCF. The above-mentioned strategy is being marked-to-market and is reflected in income for the period. Additionally, Marathon has also entered into zero-cost collars on 145 MMCFD January through December 2003, whereby Marathon will receive up to an average $4.64 per MCF but no less than an average $3.64 per MCF.

     Total net pretax derivative gains for the E&P segment were $47 million and $45 million for the first six months of 2002 and 2001, respectively. Gains from trading activity of $13 million for the first six months of 2002 are included in the aforementioned amounts. These trading gains primarily result from the discontinuance of cash flow hedges because it is no longer probable the original forecasted transactions will occur.

     RM&T Segment

     Total net pretax derivative losses, net of the 38 percent minority interest in MAP, were $29 million for the first six months 2002 compared with gains of $42 million for the first six months 2001. RM&T's trading activity gains and losses were not significant for the first six months 2002 and 2001.

     OERB Segment

     Marathon has sold forward a specified volume of natural gas. Marathon has used derivatives to convert the fixed price in this contract to market prices. The underlying physical contract matures in 2008. Marathon generally will use derivative instruments to assume market risk on these contracts. In addition, Marathon uses fixed-price physical contracts for portions of its purchase for resale volumes to manage exposure to fluctuations in natural gas prices. Total net pretax derivative losses were $3 million and $30 million for the first six months of 2002 and 2001, respectively.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Other Commodity Related Risks

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

Interest Rate Risk

     Sensitivity analysis of the incremental effects on the change in fair value assuming a hypothetical 10 percent change in interest rates is provided in the following table:

                                                               Incremental
(Dollars in millions)                       Fair               Increase in
                                            Value(c)           Fair Value(a)
---------------------------------------------------------------------------
Financial liabilities:
  Long-term debt(b)                        $4,995                 $207

(a) For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of Marathon's long-term debt at June 30, 2002

(b)  Includes amounts due within one year.

(c) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

     At June 30, 2002, Marathon's portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $207 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon's results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - (Continued)

     During the first six months of 2002, Marathon entered into U.S. Treasury Rate lock agreements to hedge pending issuances of new debt. The U.S. Treasury Rate lock agreements, which were designated and effective as cash flow hedges, were settled for a net of $14 million concurrent with the issuance of the new debt. The $9 million, net of tax, unrecognized loss is being reclassified from accumulated other comprehensive loss to interest expense over the life of the new debt.

Foreign Currency Exchange Rate Risk

     As of June 30, 2002, the discussion of foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in Marathon's 2001 Form 10-K.

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

                            MARATHON OIL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)


                                                                               Second Quarter              Six Months
                                                                                    Ended                     Ended
                                                                                   June 30                   June 30
(Dollars in millions)                                                          2002        2001         2002         2001
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS

  Exploration & Production

   United States                                                                $189         $358         $271         $800
   International                                                                  73           85          156          243
                                                                               -----        -----        -----        -----
       E&P Segment Income                                                        262          443          427        1,043
  Refining, Marketing & Transportation(a)                                        211          842          160        1,118
  Other Energy Related Businesses(b)                                              20           26           45           34
                                                                               -----        -----        -----        -----
       Segment Income                                                           $493       $1,311         $632       $2,195

Items Not Allocated To Segments:
  Administrative Expenses                                                        (39)         (51)         (83)         (87)
  Inventory Market Valuation Credit                                                1            -           72            -
  Gain on lease resolution with U.S. Government                                    -            -            -           59
  Gain (Loss) on Ownership Change - MAP                                            2           (7)           4           (6)
                                                                              ------       ------       ------       ------
      Income From Operations                                                    $457       $1,253         $625       $2,161

CAPITAL EXPENDITURES
  Exploration & Production                                                      $220         $217         $438         $374
  Refining, Marketing & Transportation                                           113          115          182          212
  Other(c)                                                                        15           20           20           42
                                                                               -----        -----        -----        -----
      Total                                                                     $348         $352         $640         $628
EXPLORATION EXPENSE

  United States                                                                  $32          $12          $81          $25
  International                                                                   12           14           20           24
                                                                               -----        -----        -----        -----
      Total                                                                      $44          $26         $101          $49

OPERATING STATISTICS
Net Liquid Hydrocarbon Production(d)
    United States                                                              119.0        126.3        120.5        125.4
    U.S. Equity Investee (MKM)                                                   8.3          9.4          8.6          9.8
                                                                              ------       ------       ------       ------
       Total United States                                                     127.3        135.7        129.1        135.2

     Europe                                                                     68.3         34.7         56.9         44.2
     Other International                                                         4.5         13.1          4.3         13.9
     West Africa                                                                22.7         19.1         24.1         19.3
     International Equity Investee (CLAM)                                         -            .1            -           .1

       Total International                                                      95.5         67.0         85.3         77.5
                                                                              ------       ------       ------       ------
       Worldwide                                                               222.8        202.7        214.4        212.7

 Net Natural Gas Production(e)(f)
      United States                                                            734.4        773.7        760.3        781.3

     Europe                                                                    321.0        319.6        328.3        332.5
     Other International                                                       107.5        127.2        106.5        128.7
     West Africa                                                                23.1            -         36.1            -
     International Equity Investee (CLAM)                                       22.4         33.8         27.0         34.2

        Total International                                                    474.0        480.6        497.9        495.4
                                                                              ------      -------      -------       ------
        Worldwide                                                            1,208.4      1,254.3      1,258.2      1,276.7

Total production (MBOEPD)                                                      424.2        411.7        424.1        425.5


                            MARATHON OIL CORPORATION

                       SUPPLEMENTAL STATISTICS (Unaudited)

                                                                               Second Quarter              Six Months
                                                                                    Ended                     Ended
                                                                                   June 30                   June 30
(Dollars in millions)                                                          2002        2001         2002         2001
-------------------------------------------------------------------------------------------------------------------------
OPERATING STATISTICS

Average Sales Prices (excluding derivative gains and losses)
  Liquids Hydrocarbons
    United States                                                             $22.31       $21.70       $20.13       $22.82
    U.S. Equity Investee (MKM)                                                 25.00        24.59        22.47        25.10
      Total United States                                                      22.49        21.90        20.29        22.99

   Europe                                                                      23.60        27.37        22.31        26.16
    Other International                                                        22.56        19.83        20.58        20.97
   West Africa                                                                 23.72        28.18        22.21        26.57
   International Equity Investees (CLAM)                                           -        10.45            -        23.49
     Total International                                                       23.59        26.10        22.18        25.33

     Worldwide                                                                $22.96       $23.29       $21.04       $23.84

 Natural Gas(g)
   United States                                                               $2.99        $4.14        $2.66        $4.94


   Europe                                                                       2.33         2.69         2.63         2.83
    Other International                                                         2.57         3.76         2.23         4.92
   West Africa                                                                    25            -           25            -
   International Equity Investees (CLAM)                                        3.01         3.71         3.03         3.52
     Total International                                                        2.31         3.05         2.39         3.43

     Worldwide                                                                 $2.72        $3.73        $2.55        $4.36

Average Sales Prices (including derivative gains and losses)
  Liquids Hydrocarbons
    United States                                                             $22.25       $21.70       $19.35       $22.82
    U.S. Equity Investee (MKM)                                                 25.00        24.59        22.47        25.10
      Total United States                                                      22.43        21.90        19.56        22.99

     Europe                                                                    23.60        27.37        22.31        26.16
    Other International                                                        22.56        19.83        20.58        20.97
   West Africa                                                                 23.72        28.18        22.21        26.57
   International Equity Investees (CLAM)                                          --        10.45           --        23.49
     Total International                                                       23.59        26.10        22.18        25.33

     Worldwide                                                                $22.93       $23.29       $20.60       $23.84

  Natural Gas(g)
    United States                                                              $3.35        $5.05        $2.89        $5.26


   Europe                                                                       2.18         2.69         2.84         2.83
    Other International                                                         2.57         3.77         2.23         4.92
   West Africa                                                                    25            -           25            -
   International Equity Investees (CLAM)                                        3.01         3.71         3.03         3.52
     Total International                                                        2.21         3.06         2.53         3.43

     Worldwide                                                                 $2.90        $4.29        $2.74        $4.56

MAP:

Crude Oil Refined(d)                                                           972.9        958.2        932.2        914.3
Consolidated Refined Products Sold(d)                                        1,351.2      1,303.1      1,289.9      1,278.2
     Matching buy/sell volumes included in refined
     products sold(d)                                                           80.3         35.3         67.3         44.3
Refining and Wholesale Marketing Margin(h)(i)                                 $.0518       $.1839       $.0350       $.1364
Number of SSA retail outlets(k)                                                2,081        2,177            -            -
SSA Gasoline and Distillate Sales(j)(k)                                          911          893        1,763        1,741
SSA Gasoline and Distillate Gross Margin(h)(k)                                $.1116       $.1280       $.0977       $.1177
SSA Merchandise Sales(k)                                                        $612         $574       $1,152       $1,062
SSA Merchandise Gross Margin(k)                                                 $156         $136         $286         $250


                            MARATHON OIL CORPORATION

                       SUPPLEMENTAL STATISTICS (Unaudited)

(a) Includes MAP at 100%. RM&T income for reportable segments includes Ashland's 38% interest in MAP of $82 million, $320 million, $66 million and $428 million in the second quarter and six month year-to-date 2002 and 2001, respectively.

(b) Includes domestic natural gas and crude oil marketing and transportation, and power generation.

(c) Includes other energy related businesses and corporate capital expenditures.

(d)  Thousands of barrels per day

(e)  Millions of cubic feet per day

(f) Includes gas acquired for injection and subsequent resale of 5.4, 9.0, 4.6, and 9.1 mmcfd in the second quarter and six month year-to-date 2002 and 2001, respectively.

(g)  Prices exclude gas acquired for injection and subsequent resale.

(h)  Per gallon

(i) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

(j)  Millions of gallons

(k) Excludes travel centers contributed to Pilot Travel Centers LLC. Periods prior to September 1, 2001 have been restated.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held April 24, 2002. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1.   All nominees for director listed in the proxy statement were elected.

2. PricewaterhouseCoopers LLC was elected as the independent accountants for 2002. (For, 257,578,104; against, 11,181,873; abstained, 1,300,812).

3. Stockholder proposal for redemption or termination of Marathon's shareholder rights plan: For, 168,159,468; against, 66,228,352; abstained, 3,153,846.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

4.1  Senior Indenture dated June 14, 2002
     among Marathon Global Funding
     Corporation, Issuer, Marathon Oil
     Corporation, Guarantor, and JPMorgan
     Chase Bank, Trustee................... Incorporated by reference to
                                            Exhibit 4.1 to Marathon Oil
                                            Corporation's Form 8-K dated
                                            June 18, 2002 (filed June 21, 2002).

10.1 Marathon Oil Corporation Non-Officer Restricted Stock Plan, As Amended and Restated Effective January 2, 2002

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2 Computation of Ratio of Earnings to Fixed Charges

99.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K

     Form 8-K dated April 23, 2002, as amended (filed April 26, 2002), reporting under Item 9. Regulation FD Disclosure, Marathon Oil Corporation updated Outlook section of its Form 10-K for the fiscal year ended December 31, 2001.

     Form 8-K dated May 23, 2002 (filed May 29, 2002), reporting under Item 5. Other Events, that Marathon Oil Corporation entered into an underwriting agreement for the public offering of $450 million aggregate principal amount of 5.375% Notes due 2007.

     Form 8-K dated June 18, 2002 (filed June 21, 2002), reporting under Item 5. Other Events, that Marathon Oil Corporation and Marathon Global Funding Corporation entered into an underwriting agreement for the public offering of $400 million aggregate principal amount of 6.000% Notes due 2012.

     Form 8-K dated August 13, 2002 (filed August 13, 2002), reporting under
Item 9. Regulation FD Disclosure, that Marathon Oil Corporation's President and Chief Executive Officer and Chief Financial Officer submitted to the SEC statements under oath regarding facts and circumstances relating to exchange act filings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

           MARATHON OIL CORPORATION


           By /s/ A. G. Adkins
             ------------------------------
                  Albert G. Adkins
                  Vice President -
              Accounting and Controller

August 13, 2002