Form 10-Q
period 2002-09-30
MARATHON OIL CORP
filed 2002-11-14
CIK 101778

MARATHON OIL CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
                        --------------------------------

                                   INDEX                                   Page
                                   -----                                   ----
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements:

             Consolidated Statement of Income...........................      3

             Consolidated Balance Sheet.................................      5

             Consolidated Statement of Cash Flows.......................      7

             Selected Notes to Consolidated
               Financial Statements......................................     9

   Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................    22

   Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk...............................................    38

   Item 4.   Controls and Procedures.....................................    44

             Supplemental Statistics.....................................    45


PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings...........................................    48

   Item 6.   Exhibits and Reports on Form 8-K............................    49

Part I - Financial Information

                            MARATHON OIL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                ------------------------------------------------

                                                                                Third Quarter              Nine Months
                                                                                    Ended                     Ended
                                                                                September 30              September 30
(Dollars in millions)                                                         2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
  Revenues................................................................    $8,435       $8,514      $22,931     $26,260
  Dividend and investee income............................................        39           34          104         106
  Net gains (losses) on disposal of assets................................        33         (208)          44        (180)
  Gain (loss) on ownership change in Marathon
    Ashland Petroleum LLC.................................................         5            1            9          (5)
  Other income............................................................         6            7           15          83
                                                                              ------       ------       ------       ------
     Total revenues and other income......................................     8,518        8,348       23,103      26,264
                                                                              ------       ------       ------       ------
COSTS AND EXPENSES:
  Cost of revenues (excludes items shown below)...........................     6,444        6,058       17,192      18,499
  Selling, general and administrative expenses............................       218          175          588         506
  Depreciation, depletion and amortization................................       292          302          894         911
  Taxes other than income taxes...........................................     1,176        1,216        3,387       3,541
  Exploration expenses....................................................        29           20          130          69
  Inventory market valuation credit.......................................         -            -          (72)         -
                                                                              ------       ------       ------      ------
     Total costs and expenses.............................................     8,159        7,771       22,119      23,526
                                                                              ------       ------       ------      ------
INCOME FROM OPERATIONS....................................................       359          577          984       2,738
Net interest and other financial costs....................................        75           50          215         134
Minority interest in income of Marathon Ashland
 Petroleum LLC............................................................        45          223          138         650
                                                                              ------       ------       ------      ------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES.............................................................       239          304          631       1,954
Provision for income taxes................................................       145          120          289         689
                                                                              ------       ------       ------      ------
INCOME FROM CONTINUING OPERATIONS                                                 94          184          342       1,265

DISCONTINUED OPERATIONS:
  Loss from discontinued operations.......................................         -          (13)           -         (13)
  Costs associated with disposition of United
    States Steel..........................................................         -           (1)           -         (13)
                                                                              ------       ------       ------      ------
INCOME BEFORE EXTRAORDINARY LOSS AND
 CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
 PRINCIPLES ..............................................................        94          170          342       1,239
Extraordinary loss from early extinguishment of
 debt, net of tax.........................................................        (7)           -          (33)          -
Cumulative effect of changes in accounting
 principles, net of tax...................................................         -            -           13          (8)
                                                                              ------       ------       ------      ------
NET INCOME................................................................       $87         $170         $322      $1,231
                                                                              ======       ======       ======      ======

Included in revenues and costs and expenses for the third quarter of 2002 and 2001 were $1,114 million and $1,152 million, respectively, representing consumer excise taxes on petroleum products and merchandise. Similar amounts for the nine months of 2002 and 2001 were $3,193 million and $3,322 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.



                            MARATHON OIL CORPORATION
            CONSOLIDATED STATEMENT OF INCOME (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------

                                                                                Third Quarter              Nine Months
                                                                                    Ended                     Ended
                                                                                September 30              September 30
(Dollars in millions, except per share amounts)                               2002         2001         2002         2001
--------------------------------------------------------------------------------------------------------------------------
MARATHON COMMON STOCK:
 Income from continuing operations applicable
  to Common Stock     ....................................................       $94        $184          $342      $1,265
 Net income applicable to Common Stock....................................        87         193           322       1,275

 Per Share Data:
      - Income from continuing operations - basic.........................       .30         .59          1.10        4.09
      - Income from continuing operations - diluted.......................       .30         .59          1.10        4.09
      - Net income - basic................................................       .28         .63          1.04        4.13
      - Net income - diluted..............................................       .28         .62          1.04        4.12

 Weighted average shares, in thousands
      - Basic   ..........................................................   309,874     309,309       309,751     309,056
      - Diluted ..........................................................   309,970     309,923       309,952     309,452


 STEEL STOCK:
 Net loss applicable to Steel Stock......................................        $-        $(25)           $-        $(50)

 Per Share Data:
      - Net loss - basic..................................................         -       (0.28)            -       (0.56)
      - Net loss - diluted................................................         -       (0.28)            -       (0.57)

 Weighted average shares, in thousands
      - Basic and diluted.................................................         -      89,193             -      89,003


See Note 4, for a description and computation of income per common share.





















The accompanying notes are an integral part of these consolidated financial statements.




                            MARATHON OIL CORPORATION
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS

                                                                          September 30        December 31
(Dollars in millions)                                                           2002               2001
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents.............................................        $  375             $  657
   Receivables, less allowance for doubtful
    accounts of $5 and $4................................................         1,829              1,708
   Receivables from United States Steel..................................            14                 64
   Inventories...........................................................         2,075              1,851
   Other current assets..................................................           164                131
                                                                                 ------             ------
         Total current assets............................................         4,457              4,411

Investments and long-term receivables, less
   allowance for doubtful accounts of $10 and $4.........................         1,591              1,076
Receivables from United States Steel.....................................           546                551
Property, plant and equipment, less accumulated
   depreciation, depletion and amortization of
   $10,816 and $10,384...................................................        10,192              9,552
Prepaid pensions.........................................................           213                207
Goodwill.................................................................           275                 88
Intangibles..............................................................            97                 61
Other noncurrent assets..................................................           170                183
                                                                                 ------             ------
         Total assets....................................................       $17,541            $16,129
                                                                                 ======             ======






















The accompanying notes are an integral part of these consolidated financial statements.




                            MARATHON OIL CORPORATION
                CONSOLIDATED BALANCE SHEET (Continued)(Unaudited)
                -------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    September 30        December 31
(Dollars in millions)                                                                     2002               2001
--------------------------------------------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
   Accounts payable..............................................................    $2,587             $2,431
   Payable to United States Steel................................................        28                 28
   Payroll and benefits payable..................................................       164                243
   Accrued taxes.................................................................       375                171
   Accrued interest..............................................................        60                 85
   Obligations to repay preferred securities.....................................         -                295
   Long-term debt due within one year............................................       161                215
                                                                                     ------             ------
         Total current liabilities...............................................     3,375              3,468

Long-term debt...................................................................     4,579              3,432
Deferred income taxes............................................................     1,429              1,297
Employee benefits................................................................       743                677
Payable to United States Steel...................................................         5                  8
Deferred credits and other liabilities...........................................       369                344

Minority interest in Marathon Ashland Petroleum LLC..............................     2,028              1,963

STOCKHOLDERS' EQUITY

Common stock:
   Common Stock issued - 312,165,978 shares at
    September 30, 2002 and December 31, 2001 (par value
    $1 per share, authorized 550,000,000 shares).................................       312                312
   Common Stock held in treasury - 2,298,289 shares
    at September 30, 2002 and 2,770,929 shares at
    December 31, 2001............................................................       (61)               (74)
Additional paid-in capital.......................................................     3,033              3,035
Retained earnings................................................................     1,751              1,643
Accumulated other comprehensive income (loss)....................................       (13)                34
Deferred compensation............................................................        (9)               (10)
                                                                                     ------             ------
         Total stockholders' equity..............................................     5,013              4,940
                                                                                     ------             ------
         Total liabilities and stockholders' equity..............................   $17,541            $16,129
                                                                                     ======             ======








The accompanying notes are an integral part of these consolidated financial statements.



                            MARATHON OIL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------


                                                                                      Nine Months Ended
                                                                                        September 30
 (Dollars in millions)                                                            2002               2001
----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income....................................................................       $322            $1,231
Adjustments to reconcile to net cash provided
 from operating activities:
   Cumulative effect of changes in accounting principles......................        (13)                8
   Extraordinary loss from early extinguishment of debt.......................         33                 -
   Discontinued operations....................................................         -                 26
   Minority interest in income of Marathon Ashland
    Petroleum LLC.............................................................        138               650
   Depreciation, depletion and amortization...................................        894               911
   Inventory market valuation credits.........................................        (72)               -
   Exploratory dry well costs.................................................         70                12
   Deferred income taxes......................................................         28              (220)
   Net (gains) losses on disposal of assets...................................        (44)              180
   Changes in:
         Current receivables..................................................        (87)              132
         Receivable from/payable to United States Steel.......................         (2)               -
         Inventories..........................................................       (142)             (101)
         Current accounts payable and accrued expenses........................        339              (296)
   All other - net............................................................          6               162
                                                                                   ------            ------
         Net cash provided from continuing operations.........................      1,470             2,695
         Net cash provided from discontinued operations.......................         -                197
                                                                                   ------            ------
         Net cash provided from operating activities..........................      1,470             2,892
                                                                                   ------            ------

INVESTING ACTIVITIES:
Capital expenditures..........................................................     (1,023)           (1,020)
Acquisition of Equatorial Guinea interests....................................     (1,160)               -
Acquisition of Pennaco Energy, Inc............................................         -               (506)
Disposal of assets............................................................         94               181
Receivable from United States Steel...........................................         54                 -
Restricted cash -  withdrawals................................................         39                66
                -  deposits...................................................        (82)              (52)
Investees.....................................................................        (98)               (1)
All other - net...............................................................         (8)                4
                                                                                   ------            ------
         Net cash used in continuing operations...............................     (2,184)           (1,328)
         Net cash used in discontinued operations.............................         -               (170)
                                                                                   ------            ------
         Net cash used in investing activities................................     (2,184)           (1,498)
                                                                                    ------           ------













The accompanying notes are an integral part of these consolidated financial statements.



                            MARATHON OIL CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)(Unaudited)
           -----------------------------------------------------------


                                                                                Nine Months Ended
                                                                                   September 30
 (Dollars in millions)                                                       2002             2001
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements - net..................   (200)            (526)
Other debt    -  borrowings...............................................  2,095              661
              -  repayments...............................................   (868)            (397)
Repayment of preferred securities.........................................   (295)               -
Common Stock - repurchased ...............................................      -               (1)
Treasury Stock - reissued.................................................      2               11
Dividends paid   -   Marathon Common Stock................................   (217)            (214)
                 -   Steel Stock..........................................      -              (40)
                 -   Preferred stock......................................      -               (6)
Distributions to minority shareholder of
 Marathon Ashland Petroleum LLC...........................................    (87)            (450)
                                                                           ------           ------
         Net cash provided from (used in) financing activities............    430             (962)
                                                                           ------           ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................      2               (4)
                                                                           ------           ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................   (282)             428
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................    657              559
                                                                           ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................   $375             $987
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

        Marathon has accounted for the business of United States Steel as a discontinued operation. The income from discontinued operations for the periods ended September 30, 2001, represents the net income attributable to the Steel Stock, except for certain limitations on the amounts of corporate administrative expenses and interest expense (net of income tax effects) allocated to discontinued operations as required by accounting principles generally accepted in the United States. Because operating and investing activities are separately identifiable to each of Marathon and United States Steel, such amounts have been separately disclosed in the statement of cash flows. Financing activities were managed on a centralized, consolidated basis. Therefore they have been reflected on a consolidated basis in the statement of cash flows.

    3. Effective January 1, 2001, Marathon adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This statement requires recognition of all derivatives as either assets or liabilities at fair value. The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income, net of a tax benefit of $5 million, was $8 million. The unfavorable cumulative effect on other comprehensive income
        (loss) (OCI), net of a tax benefit of $4 million, was $8 million.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


3. (Continued)

        Since the issuance of SFAS No. 133, the Financial Accounting Standards Board (FASB) has issued several interpretations. As a result, Marathon has recognized in income beginning on January 1, 2002, the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million. The unfavorable pretax change in the fair value of the gas contracts during the first nine months of 2002 was $9 million. The recorded derivative assets will continue to be marked-to-market.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143). This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Marathon will adopt this statement effective January 1, 2003, as required. The adoption of this statement will result in a cumulative effect and be reported as a change in accounting principle relating primarily to the abandonment of oil and gas producing facilities. At this time, Marathon cannot reasonably estimate the effect of adoption on either its financial position or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No.
        145). Extinguishment of debt will be accounted for in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 has a dual effective date. The provisions relating to accounting for leases were applicable to transactions occurring after May 15, 2002. The provisions relating to the early extinguishment of debt will be adopted by Marathon on January 1, 2003. As a result, losses from the early extinguishment of debt in 2002, which are currently reported as extraordinary items, will be reported in income from continuing operations in comparative financial statements subsequent to the adoption of SFAS No. 145.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Exit or Disposal Activities" (SFAS No.
        146). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.


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


4. (Continued)- COMPUTATION OF INCOME PER COMMON SHARE
                                                                                           Third Quarter Ended
                                                                                              September 30
                                                                                    2002                      2001
(Dollars in millions, except per share data)                                  Basic       Diluted       Basic       Diluted
----------------------------------------------------------------------------------------------------------------------------
Common Stock
-------------
  Income from continuing operations applicable
     to Common Stock......................................................       $94          $94         $184        $184
  Expenses included in income from continuing
   operations applicable to Steel Stock...................................         -            -           10          10
  Costs associated with disposition of
    United States Steel...................................................         -            -           (1)         (1)
  Extraordinary loss......................................................        (7)          (7)           -           -
                                                                             -------      -------      -------      -------
  Net income applicable to Common Stock...................................       $87          $87         $193        $193
                                                                             =======      =======      =======      =======
Shares of common stock outstanding (thousands):
  Average number of common shares outstanding.............................   309,874      309,874      309,309     309,309
  Effect of dilutive securities - stock options...........................         -           96            -         614
                                                                             -------      -------      -------      -------
    Average common shares including dilutive effect.......................   309,874      309,970      309,309      309,923
                                                                             =======      =======      =======      =======
Per share:
  Income from continuing operations.......................................      $.30         $.30         $.59        $.59
                                                                             =======      =======      =======      =======
  Extraordinary loss......................................................     $(.02)       $(.02)           -            -
                                                                             =======      =======      =======      =======
  Net income..............................................................      $.28         $.28         $.63        $.62
                                                                             =======      =======      =======      =======
Steel Stock
-----------------
Loss from discontinued operations.........................................         -            -         $(13)       $(13)
Expenses included in loss from continuing
 operations applicable to Steel Stock.....................................         -            -          (10)        (10)
Preferred stock dividends.................................................         -            -           (2)         (2)
                                                                              ------       ------       ------       ------
Net loss applicable to Steel Stock........................................         -            -         $(25)       $(25)
                                                                              ======       ======       ======       ======
Average common shares including dilutive
    effect (thousands)....................................................         -            -       89,193      89,193
                                                                              ======       ======       ======       ======
Per share:
    Loss from discontinued operations.....................................         -            -        $(.15)      $(.15)
                                                                              ======       ======       ======       ======
    Net loss..............................................................         -            -        $(.28)      $(.28)
                                                                              ======       ======       ======       ======



                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

4. (Continued)- COMPUTATION OF INCOME PER COMMON SHARE
                                                                                            Nine Month Ended
                                                                                              September 30
                                                                                    2002                      2001
(Dollars in millions, except per share data)                                  Basic       Diluted       Basic       Diluted
---------------------------------------------------------------------------------------------------------------------------
Common Stock
-------------
  Income from continuing operations applicable
     to Common Stock......................................................      $342         $342       $1,265      $1,265
  Expenses included in income from continuing
   operations applicable to Steel Stock...................................         -            -           31          31
  Costs associated with disposition of
    United States Steel...................................................         -            -          (13)        (13)
  Extraordinary loss......................................................       (33)         (33)           -           -
  Cumulative effect of changes in
   accounting principles..................................................        13           13           (8)         (8)
                                                                             -------      -------      -------      -------
  Net income applicable to Common Stock...................................      $322         $322       $1,275      $1,275
                                                                             =======      =======      =======     =======
Shares of common stock outstanding (thousands):
  Average number of common shares outstanding.............................   309,751      309,751      309,056     309,056
  Effect of dilutive securities - stock options...........................         -          201            -         396
                                                                             -------      -------      -------     -------
    Average common shares including dilutive effect.......................   309,751      309,952      309,056     309,452
                                                                             =======      =======      =======     =======
Per share:
  Income from continuing operations.......................................     $1.10        $1.10        $4.09       $4.09
                                                                             =======      =======      =======     =======
  Extraordinary loss......................................................     $(.10)       $(.10)           -           -
                                                                             =======      =======      =======     =======
  Cumulative effect of changes in
   accounting principles..................................................      $.04         $.04        $(.03)      $(.03)
                                                                             =======      =======      =======     =======
  Net income..............................................................     $1.04        $1.04        $4.13       $4.12
                                                                             =======      =======      =======     =======
Steel Stock
-----------------
Loss from discontinued operations.........................................         -            -         $(13)       $(13)
Expenses included in loss from continuing
 operations applicable to Steel Stock.....................................         -            -          (31)        (31)
Preferred stock dividends.................................................         -            -           (6)         (6)
                                                                              ------       ------       ------      ------
Net loss applicable to Steel Stock........................................         -            -         $(50)       $(50)
                                                                              ======       ======       ======      ======
Average common shares including dilutive
    effect (thousands)....................................................         -            -       89,003      89,003
                                                                              ======       ======       ======      ======
Per share:
    Loss from discontinued operations.....................................         -            -        $(.15)      $(.15)
                                                                              ======       ======       ======      ======
    Net loss..............................................................         -            -        $(.56)      $(.57)
                                                                              ======       ======       ======      ======


                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


   5.  Marathon's operations consist of three operating segments: 1)
       Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest, upper Great Plains and southeastern United States through Marathon Ashland Petroleum LLC (MAP);
       and 3) Other Energy Related Businesses (OERB) - markets and transports, primarily in the United States and Europe, its own and third-party natural gas, crude oil and related products such as liquefied natural gas and methanol.

       The results of segment operations are as follows:

                                                                                                                   Total
(In millions)                                                                   E&P        RM&T         OERB     Segments
--------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 2002
-------------------
Revenues and other income:
  Customer................................................................      $713       $7,199         $523      $8,435
  Intersegment (a)........................................................       210           41           18         269
  Equity in earnings of unconsolidated investees..........................        10           12           15          37
  Other...................................................................         2           15            -          17
                                                                              ------       ------       ------      ------
  Total revenues and other income.........................................      $935       $7,267         $556      $8,758
                                                                              ======       ======       ======      ======
Segment income............................................................      $250         $108          $29        $387
                                                                              ======       ======       ======      ======

THIRD QUARTER 2001
------------------
Revenues and other income:
  Customer................................................................      $867       $7,213         $434      $8,514
  Intersegment (a)........................................................       150            1           17         168
  United States Steel (a).................................................         3            -            1           4
  Equity in earnings of unconsolidated investees..........................        15           14            1          30
  Other...................................................................         -           19            5          24
                                                                              ------       ------       ------       ------
  Total revenues and other income.........................................    $1,035       $7,247         $458      $8,740
                                                                              ======       ======       ======      ======
Segment income............................................................      $256         $575           $6        $837
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


5.  (Continued)

                                                                                                        Total
(In millions)                                                        E&P        RM&T         OERB     Segments
----------------------------------------------------------------------------------------------------------------
Nine Months 2002
-------------------
Revenues and other income:
  Customer.....................................................    $2,253      $19,221       $1,457      $22,931
  Intersegment (a).............................................       526          100           55          681
  Equity in earnings of unconsolidated investees...............        34           35           32          101
  Other........................................................         1           38           (1)          38
                                                                   ------       ------       ------       ------
  Total revenues and other income..............................    $2,814      $19,394       $1,543      $23,751
                                                                   ======       ======       ======       ======
Segment income.................................................      $677         $268          $74       $1,019
                                                                   ======       ======       ======       ======

Nine Months 2001
------------------
Revenues and other income:
  Customer.....................................................    $3,136      $21,490       $1,634      $26,260
  Intersegment (a).............................................       509           14           62          585
  United States Steel (a)......................................        18            -            6           24
  Equity in earnings of unconsolidated investees...............        52           29           11           92
Other..........................................................        16           52           11           79
                                                                   ------       ------       ------       ------
  Total revenues and other income..............................    $3,731      $21,585       $1,724      $27,040
                                                                   ======       ======       ======       ======
Segment income.................................................    $1,299       $1,693          $40       $3,032
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


5. (Continued) - The following schedule reconciles segment revenues and income to amounts reported in the financial statements:

                                                                                    Third Quarter
                                                                                         Ended
                                                                                      September 30
 (In millions)                                                                     2002         2001
------------------------------------------------------------------------------------------------------
Revenues and other income:
  Segment revenues and other income...........................................     $8,758       $8,740
  Items not allocated to segments:
    Gain on ownership change in MAP...........................................          5            1
    Gain on asset disposition ................................................         24            -
    Loss related to sale of certain Canadian assets...........................          -         (221)
  Elimination of intersegment revenues........................................       (269)        (168)
  Elimination of sales to United States Steel.................................          -           (4)
                                                                                   ------       ------
     Total revenues and other income..........................................     $8,518       $8,348
                                                                                   ======       ======

Income:
  Segment income..............................................................       $387         $837
  Items not allocated to segments:
    Administrative expenses...................................................        (42)         (40)
    Gain on ownership change in MAP...........................................          5            1
    Gain on asset disposition ................................................         24            -
    Contract settlement.......................................................        (15)           -
    Loss related to sale of certain Canadian assets...........................          -         (221)
                                                                                   ------       ------
     Total income from operations.............................................       $359         $577
                                                                                   ======       ======

                                                                                   Nine Months Ended
                                                                                     September 30
 (In millions)                                                                     2002         2001
------------------------------------------------------------------------------------------------------
Revenues and other income:
  Segment revenues and other income...........................................    $23,751      $27,040
  Items not allocated to segments:
    Gain (loss) on ownership change in MAP....................................          9           (5)
    Gain on lease resolution with U.S. Government.............................          -           59
    Gain on asset disposition ................................................         24            -
    Loss related to sale of certain Canadian assets...........................          -         (221)
  Elimination of intersegment revenues........................................       (681)        (585)
  Elimination of sales to United States Steel.................................          -          (24)
                                                                                    -----        -----
     Total revenues and other income..........................................    $23,103      $26,264
                                                                                   ======       ======



                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


5.  (Continued)

                                                                                   Nine Months Ended
                                                                                     September 30
 (In millions)                                                                     2002         2001
------------------------------------------------------------------------------------------------------
Income:
  Segment income.................................................................  $1,019       $3,032
  Items not allocated to segments:
    Administrative expenses......................................................    (125)        (127)
    Gain (loss) on ownership change in MAP.......................................       9           (5)
    Gain on lease resolution with U.S. Government................................       -           59
    Gain on asset disposition ...................................................      24            -
    Contract settlement..........................................................     (15)           -
    Inventory market valuation credit............................................      72            -
    Loss related to sale of certain Canadian assets..............................       -         (221)
                                                                                   ------       ------
     Total income from operations................................................    $984       $2,738
                                                                                   ======       ======

6. During 2002, in two separate transactions, Marathon acquired interests in the Alba Field offshore Equatorial Guinea, West Africa, and certain other related assets.

     On January 3, 2002, Marathon acquired certain interests from CMS Energy Corporation for $1,005 million. Marathon acquired three entities that own a combined 52.4% working interest in the Alba Production Sharing Contract and a net 43.2% interest in an onshore liquefied petroleum gas processing plant through an equity method investee. Additionally, Marathon acquired a 45% net interest in an onshore methanol production plant through an equity method investee. Results of operations for the nine months of 2002 include the results of the interests acquired from CMS Energy from January 3, 2002.

     On June 20, 2002, Marathon acquired 100% of the outstanding stock of Globex Energy, Inc. (Globex) for $155 million. Globex owned an additional 10.9% working interest in the Alba Production Sharing Contract and an additional net 9.0% interest in the onshore liquefied petroleum gas processing plant. Globex also held oil and gas interests offshore Australia.

     The allocations of purchase price are preliminary. The allocations to intangible assets are not expected to be significant. The goodwill arising from the preliminary allocations was $179 million, which was assigned to the E&P segment. Significant factors that resulted in the recognition of goodwill include: the ability to acquire an established business with an assembled workforce and a proven track record and a strategic acquisition in a core geographic area.

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

6.  (Continued)
     The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisitions:
     (In millions)
     --------------------------------------------------------------------------
     Receivables.....................................................   $   22
     Inventories.....................................................       10
     Investments and long-term receivables...........................      463
     Property, plant and equipment...................................      661
     Goodwill (none deductible for income tax purposes)..............      179
     Other assets....................................................        3
                                                                        ------
        Total assets acquired........................................   $1,338
                                                                        ------

     Current liabilities.............................................  $   (31)
     Deferred income taxes...........................................     (147)
                                                                        ------
        Total liabilities assumed...................................    $ (178)
                                                                        ------
        Net assets acquired.........................................    $1,160
                                                                        ======

     In the first quarter 2001, Marathon acquired Pennaco Energy, Inc.(Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The goodwill totaled $70 million. Goodwill amortization ceased upon adoption of SFAS
     No. 142 on January 1, 2002. Results of operations for the nine months of 2001 include the results of Pennaco from February 7, 2001.

     The following unaudited pro forma data for Marathon includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the periods presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations. Included in the amounts for the nine months ended September 30, 2002 are approximately $3 million (net of tax of $2 million) or $0.01 per share of nonrecurring legal and employee benefit costs incurred by Globex related to the acquisition.

                                                              Nine Months Ended
                                                                 September 30
     (In millions, except per share amounts)                    2002       2001
     ---------------------------------------------------------------------------
     Revenues and other income............................... $23,114   $26,345
     Income from continuing operations.......................     338     1,259
     Net income..............................................     318     1,225
     Per share amounts applicable to Common Stock
      - Income from continuing operations - basic............    1.09      4.08
      - Income from continuing operations - diluted..........    1.09      4.07
      - Net income - basic...................................    1.03      4.11
      - Net income - diluted.................................    1.03      4.10



                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


7. During the second quarter of 2002, Marathon acquired additional interests in coalbed methane assets in the Powder River Basin of northern Wyoming and southern Montana from XTO Energy, Inc. (XTO) in exchange for certain oil and gas properties in eastern Texas and northern Louisiana.
     Additionally, 100 million cubic feet per day (MMCFD) of long term gas transportation capacity was released to Marathon by the original owner of the Powder River Basin interests.

     On July 1, 2002, Marathon completed this transaction by selling its production interests in the San Juan Basin of New Mexico to XTO for $42 million. Marathon recognized a pretax gain of $24 million in the third quarter related to this transaction.

8. Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined primarily under the last-in, first-out (LIFO) method.

                                                                 (In millions)
                                                         ---------------------------
                                                         September 30    December 31
                                                             2002           2001
                                                         ------------    -----------
     Crude oil and natural gas liquids....................     $634         $693
     Refined products and merchandise.....................    1,331        1,143
     Supplies and sundry items............................      110           87
                                                             ------       ------
       Total (at cost)...................................     2,075        1,923
       Less inventory market valuation reserve...........        -            72
                                                             ------       ------
     Net inventory carrying value.........................   $2,075       $1,851
                                                             ======       ======

     When the cost basis of its inventory exceeds market value, Marathon establishes an inventory market valuation (IMV) reserve to adjust the cost basis of its inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. Nine months ended September 30, 2002, results of operations include a credit to income from operations of $72 million.




                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


9. The following sets forth Marathon's comprehensive income for the periods shown:

                                                                   Third Quarter         Nine Months
                                                                       Ended                Ended
                                                                   September 30         September 30
     (In millions)                                               2002       2001      2002       2001
     -------------                                              ------     ------    ------     ------
     Net income..............................................     $87       $170      $322     $1,231
     Other comprehensive income (loss), net of tax
        Foreign currency translation
          adjustments........................................       3          -         -         (2)
        Deferred gains (losses)
          on derivative instruments..........................      (8)        15       (47)        57
        Minimum pension liability adjustments................       -          -         -          2
                                                               ------     ------    ------     ------
     Total comprehensive income..............................     $82       $185      $275     $1,288
                                                               ======     ======    ======     ======

       During the first nine months of 2002, $14 million of gains, net of tax, were reclassified into earnings as a result of the discontinuance of cash flow hedges. As a result of a revised production forecast, it is no longer probable the original forecasted transactions will occur.

10. The provision for income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

       In July 2002, the United Kingdom enacted a supplementary 10 percent tax on profits from North Sea oil and gas production retroactively effective to April 17, 2002. In the third quarter 2002, Marathon recognized a one-time noncash deferred tax adjustment of $61 million related to prior periods.

       The provision for income taxes for the first nine months of 2002 decreased by $400 million compared to the prior period primarily due to a $1,323 million decrease in income before income taxes in 2002 compared to 2001. The effective tax rate for the first nine months of 2002 was 46% compared to 35% for the comparable period in 2001. Without the one-time non cash deferred tax adjustment of $61 million, the effective tax rate for the first nine months of 2002 would have been 36%.

       Interest and other financial costs in the nine months of 2001 included a favorable adjustment of $9 million related to certain prior years' taxes.

11. At September 30, 2002, Marathon had no borrowings against its $1,354 million long-term revolving credit facility and no borrowings against its $451 million short-term revolving credit facility. In April 2002, Marathon initiated a $1,350 million U.S. commercial paper program which is backed by the long-term revolving credit facility. $275 million of commercial paper was outstanding at September 30, 2002.

       Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million. At September 30, 2002, there were no borrowings against these facilities.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


11.  (Continued)

       At September 30, 2002, MAP had no borrowings against its $350 million short-term revolving credit agreements with banks and had no borrowings outstanding against its $190 million revolving credit agreement with Ashland, Inc., which was amended and extended for one year to March 15, 2003. MAP had an additional committed $100 million 364-day revolving credit facility which expired in July 2002.

       At September 30, 2002, in the event of a change in control of Marathon, debt obligations totaling $2,378 million and operating lease obligations of $100 million may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase the leased Fairfield slab caster for $96 million or provide a letter of credit to secure the remaining obligation.

12. In the first nine months of 2002, Marathon issued notes of $1.45 billion as follows: $450 million due 2012, $550 million due 2032 and $450 million due 2007, bearing interest at 6.125%, 6.8% and 5.375%, respectively. Additionally, Marathon Global Funding Corporation, a 100%-owned consolidated finance subsidiary of Marathon, issued notes of $400 million due 2012, bearing interest at 6.0%. Marathon has fully and unconditionally guaranteed the securities of Marathon Global Funding.

       Marathon used the net proceeds to fund the purchase price and associated costs of the CMS Energy and Globex acquisitions, to refinance existing debt, to reduce outstanding commercial paper and for other general corporate purposes. The debt repurchased and retired early had average terms to maturity of between two and 21 years bearing interest at rates ranging from 8.125% to 9.375% per year, or a weighted average of 9.04% per year. The retirement of $144 million in the third quarter resulted in an extraordinary loss of $7 million (net of tax of $5 million) or $0.02 per share. During the nine months ended September 30, 2002, Marathon retired $337 million of long-term debt resulting in an extraordinary loss of $33 million (net of tax of $20 million) or $0.10 per share.

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

       Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2002 and December 31, 2001, accrued liabilities for remediation totaled $72 million and $77 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $58 million at September 30, 2002, and $60 million at December 31, 2001.

                            MARATHON OIL CORPORATION
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


13.  (Continued)

       For a number of years, Marathon has made substantial capital expenditures to ensure its existing facilities comply with various laws relating to the environment. In the nine months of 2002 and for the years 2001 and 2000, such capital expenditures totaled $69 million, $85 million and $73 million, respectively.

       At September 30, 2002 and December 31, 2001, accrued liabilities for platform abandonment and dismantlement totaled $217 million and $193 million, respectively.

       Marathon guaranteed certain obligations related to the business of United States Steel. As of September 30, 2002 and December 31, 2001, the exposure for all of these matters totaled $19 million and $28 million, respectively.

       United States Steel is the sole general partner of Clairton 1314B Partnership, L.P., which owns certain cokemaking facilities formerly owned by United States Steel. Marathon has guaranteed to the limited partners all obligations of United States Steel under the partnership documents. United States Steel may dissolve the partnership under certain circumstances, including if it is required to fund accumulated cash shortfalls of the partnership in excess of $150 million. In addition to the normal commitments of a general partner, United States Steel has indemnified the limited partners for certain income tax exposures. United States Steel has reported that it currently has no unpaid outstanding obligations to the limited partners.

       At September 30, 2002, and December 31, 2001, Marathon's pro rata share of obligations of LOOP LLC and various pipeline investees secured by throughput and deficiency agreements totaled $168 million. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are prepayments of future transportation charges.

       At September 30, 2002, and December 31, 2001, MAP had guaranteed the repayment of $75 million and $38 million, respectively of the outstanding balance of Centennial Pipeline LLC's Master Shelf and Revolving Note Agreements.

       At September 30, 2002, and December 31, 2001, Marathon's contract commitments to acquire property, plant and equipment and long-term investments totaled $664 million and $297 million, respectively.

                MARATHON OIL CORPORATION AND SUBSIDIARY COMPANIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Marathon Oil Corporation (Marathon), formerly USX Corporation, is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary, Marathon Ashland Petroleum LLC (MAP); and other energy related businesses. Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The discussion of the Consolidated Statement of Income should be read in conjunction with the Supplemental Statistics provided on page 45.

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

New Accounting Standards
------------------------
         Since the issuance of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), the FASB has issued several interpretations. As a result, Marathon has recognized in income beginning on January 1, 2002, the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom (U.K.). As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million. The unfavorable pretax change in the fair value of the gas contracts during the first nine months of 2002 was $9 million. The recorded derivative assets will continue to be marked-to-market. Marathon expects to experience some volatility in earnings as a result of these interpretations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143). This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Marathon will adopt this statement effective January 1, 2003, as required. The adoption of this statement will result in a cumulative effect and be reported as a change in accounting principle relating primarily to the abandonment of oil and gas producing facilities. Marathon expects that the cumulative effect adjustment will be favorable and that the effect on future earnings will be unfavorable. However, Marathon cannot reasonably quantify the effect of adoption on either its financial position or results of operations at this time.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). Extinguishment of debt will be accounted for in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 has a dual effective date. The provisions relating to accounting for leases were applicable to transactions occurring after May 15, 2002. The provisions relating to the early extinguishment of debt will be adopted by Marathon on January 1, 2003. As a result, losses from the early extinguishment of debt in 2002, which are currently reported as extraordinary items, will be reported in income from continuing operations in comparative financial statements subsequent to the adoption of SFAS No. 145.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.



                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
         Revenues and other income for the third quarter and first nine months of 2002 and 2001 are summarized in the following table:

                                                                        Third Quarter        Nine Months
                                                                           Ended                Ended
                                                                        September 30         September 30
(Dollars in millions)                                                2002       2001        2002       2001
------------------------------------------------------------------------------------------------------------
Exploration & production                                             $935     $1,035       $2,814     $3,731
Refining, marketing & transportation                                7,267      7,247       19,394     21,585
Other energy related businesses                                       556        458        1,543      1,724
                                                                   ------     ------       ------     ------
         Segment revenues and other income                          8,758      8,740       23,751     27,040

Revenues and other income not allocated to segments:
    Gain (loss) on ownership change in MAP                              5          1            9         (5)
    Gain on lease resolution with the
    U.S. Government                                                     -          -            -         59
    Gain on asset disposition                                          24          -           24          -
    Loss related to sale of certain Canadian assets                     -       (221)           -       (221)
Elimination of intersegment revenues                                 (269)      (168)        (681)      (585)
Elimination of sales to United States Steel                             -         (4)           -        (24)
                                                                    -----      -----       ------     ------
         Total revenues and other income                           $8,518     $8,348      $23,103    $26,264
                                                                   ======     ======       ======     ======

Items included in both revenues and costs and expenses, resulting in no effect on income:
Consumer excise taxes on petroleum
    products and merchandise                                       $1,114     $1,152       $3,193     $3,322
Matching crude oil, gas and refined product
    buy/sell transactions settled in cash:
       E&P                                                             78        126          227        359
       RM&T                                                         1,189      1,024        3,078      2,921
                                                                   ------     ------       ------     ------
         Total buy/sell transactions                               $1,267     $1,150       $3,305     $3,280
                                                                   ======     ======       ======     ======


         E&P segment revenues decreased by $100 million in the third quarter of 2002 from the comparable prior-year period. This decrease primarily reflected lower worldwide liquid hydrocarbon and natural gas volumes and losses from derivative activities, partially offset by higher liquid hydrocarbon prices. For the first nine months of 2002, revenues decreased by $917 million from the prior-year period. This decrease primarily reflected lower worldwide natural gas and liquid hydrocarbon prices and lower domestic liquid hydrocarbon volumes, partially offset by higher international liquid hydrocarbon volumes.

         RM&T segment revenues in the third quarter of 2002 were flat with the comparable prior-year period. For the first nine months of 2002, revenues decreased by $2,191 million from the prior-year period. The decrease in the first nine months primarily reflected lower refined product prices.



                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         OERB revenues increased by $98 million in the third quarter of 2002 from the comparable prior-year period. This increase in the third quarter primarily reflected increased natural gas and crude oil sales volumes. For the first nine months of 2002, revenues decreased by $181 million from the prior-year period. The decrease in the first nine months primarily reflected lower natural gas prices partially offset by higher natural gas and crude oil sales volumes.

         Income from operations for the third quarter and first nine months of
2002 and 2001 is summarized in the following table:
                                                            Third Quarter              Nine Months
                                                                Ended                    Ended
                                                            September 30              September 30
(Dollars in millions)                                     2002       2001          2002       2001
---------------------------------------------------------------------------------------------------
E&P
     Domestic                                             $187       $207           $458     $1,007
     International                                          63         49            219        292
                                                          ----       ----           ----       ----
        E&P segment income                                 250        256            677      1,299
RM&T                                                       108        575            268      1,693
OERB                                                        29          6             74         40
                                                          ----       ----           ----      -----
           Segment income                                  387        837          1,019      3,032

Items not allocated to segments:
      Administrative expenses                              (42)       (40)          (125)      (127)
      Inventory market valuation                             -          -             72          -
      Gain (loss) on ownership change - MAP                  5          1              9         (5)
      Contract settlement                                  (15)         -            (15)         -
      Gain on asset disposition                             24          -             24          -
      Gain on lease resolution with U.S. Government          -          -              -         59
      Loss related to sale of Certain Canadian Assets        -       (221)             -       (221)
                                                          ----       ----           ----      -----

           Total income from operations                   $359       $577           $984     $2,738
                                                          ====     ======           ====     ======

         In the third quarter of 2002 segment income decreased by $450 million from last year's third quarter. Segment income in the first nine months of 2002 decreased by $2,013 million from the first nine months of 2001. The decrease in the third quarter was due primarily to lower refined product margins and lower liquid hydrocarbon and natural gas volumes. The decrease in the first nine months was due to lower refined product margins, lower liquid hydrocarbon and natural gas prices and volumes.

         Worldwide E&P segment income decreased $6 million and $622 million in the third quarter and first nine months of 2002, respectively, compared with the same periods in 2001, primarily due to the factors discussed below.

         Domestic E&P income in the third quarter of 2002 decreased by $20 million from last year's third quarter. Results in the first nine months of 2002 decreased by $549 million from the same period in 2001. The decrease in the third quarter was primarily due to lower liquid hydrocarbon and natural gas volumes. The decrease in the first nine months was due primarily to lower liquid hydrocarbon and natural gas prices and volumes, higher exploratory dry well expense and decreased derivative gains.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         International E&P income in the third quarter of 2002 increased by $14 million from last year's third quarter. Results in the first nine months of 2002 decreased by $73 million from the same period in 2001. The increase in the third quarter is a result of the addition of production interests in Equatorial Guinea, higher liquid hydrocarbon prices and lower transportation costs. This increase was partially offset by a mark-to-market valuation loss of $21 million associated with long-term natural gas contracts in the U.K. The decrease in the first nine months was due primarily to lower natural gas and liquid hydrocarbon prices, higher dry well expense and higher derivative losses partially offset by the addition of production interests in Equatorial Guinea and lower transportation costs. The first nine months of 2002 income includes a $9 million loss related to changes in the fair value of natural gas sales contracts in the U.K. (See Note 3 to the Consolidated Financial Statements.)

         RM&T segment income in the third quarter of 2002 decreased by $467 million from last year's third quarter. Results in the first nine months of 2002 decreased by $1,425 million from the same period in 2001. The decrease in downstream segment income was primarily due to a significantly lower refining and wholesale marketing margin. The refining and wholesale marketing margin was lower in the third quarter 2002 compared to the prior year period as crude oil costs increased more than refined product prices. Continuing narrow price differentials between sweet and sour crude oil in the third quarter 2002 also negatively impacted the refining and wholesale marketing margin. The refining and wholesale marketing margin was severely compressed in the first nine months of 2002 as refined product prices decreased more than crude oil costs compared to the prior year period.

         OERB segment income in the third quarter of 2002 increased by $23 million from last year's third quarter. Results in the first nine months of 2002 increased by $34 million from the same period in 2001. The increase in the third quarter reflected a favorable effect of $14 million from increased margins in our gas marketing activities and mark-to-market valuation changes in derivatives used to support those activities, earnings of $5 million from Marathon's equity investment in the Equatorial Guinea methanol plant acquired in 2002, and the recognition of a $5 million property damage loss in the third quarter 2001 for an equity investment in an offshore pipeline. The increase for the nine months was primarily the net result of increased margins in our gas marketing activities and mark-to-market valuation changes in derivatives used to support those activities and the aforementioned property damage loss in 2001.

         Net interest and other financial costs for the third quarter and the first nine months of 2002 increased $25 million and $81 million, respectively, from the comparable 2001 period. These increases were due to higher average debt levels resulting from acquisitions and the Separation. Also, in the first nine months of 2001, interest and other financial costs included a favorable adjustment of $9 million related to prior year taxes.

         The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, decreased $178 million and $512 million in the third quarter and the first nine months of 2002, respectively, from the comparable 2001 periods, due to lower MAP income as discussed above for the RM&T segment.

         The provision for income taxes in the third quarter of 2002 increased by $25 million from the comparable 2001 period primarily due to the United Kingdom's enactment of a supplementary 10 percent tax on profits from North Sea oil and gas production retroactively effective to April 17, 2002 resulting in a one-time non cash deferred tax

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

adjustment of $61 million. This increase was partially offset by a $65 million decrease in 2002 quarterly income before income taxes compared to the same period in 2001. The effective tax rate for the third quarter of 2002 was 61% compared to 39% for the third quarter of 2001. Without the one-time non cash deferred tax adjustment of $61 million, the effective tax rate for the third quarter of 2002 would have been 35%.

         Discontinued operations in the third quarter and first nine months of 2001 related to the businesses of United States Steel.

         Extraordinary loss from early extinguishment of debt in the third quarter of 2002 was attributable to the $144 million of long-term debt retired, resulting in a pre-tax extraordinary loss of $12 million ($7 million net of taxes or $.02 per share). During the first nine months of 2002, Marathon retired $337 million of long-term debt resulting in a pretax extraordinary loss of $53 million ($33 million net of taxes or $.10 per share.)

         The cumulative effect of changes in accounting principles of $13 million, net of a tax provision of $7 million in the first nine months of 2002 represents the adoption of recently issued interpretations by the FASB of SFAS No. 133 in which Marathon must recognize in income the effect of changes in the fair value of two long term natural gas contracts in the United Kingdom. The $8 million loss, net of a tax benefit of $5 million, in the first nine months of 2001 was an unfavorable transition adjustment related to the adoption of SFAS No. 133. For further discussion, see Note 3 to the Consolidated Financial Statements.

         Net income for the third quarter and first nine months decreased by $83 million and $909 million, respectively, in 2002 from 2001, primarily reflecting the factors discussed above.

Dividends to Stockholders
-------------------------
         On October 30, 2002, the Marathon Board of Directors (the Board) declared dividends of 23 cents per share, payable December 10, 2002, to stockholders of record at the close of business on November 20, 2002.

Cash Flows
----------
         Net cash provided from operating activities was $1,470 million in the first nine months of 2002, compared with $2,695 million (from continuing operations) in the first nine months of 2001. The $1,225 million decrease mainly reflects the effects of lower refined product margins and lower prices for liquid hydrocarbons and natural gas.

         Capital expenditures in the first nine months of 2002 totaled $1,023 million excluding the acquisitions of Equatorial Guinea interests, compared with $1,020 million in the first nine months of 2001. The $3 million increase mainly reflected increased spending in the first nine months of 2002 in the OERB segment offset by decreased spending in the RM&T segment. The increase in the OERB segment was attributable to the $32 million paid to acquire the right to deliver and sell liquefied natural gas at terminal facilities located at Elba Island, near Savannah, Georgia. Marathon can supply up to 58 billion cubic feet of natural gas per year, for a minimum of 17 years, at the Elba Island LNG regasification terminal. For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 45.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Acquisitions included cash payments of $1,160 million in the first nine months of 2002 for the two acquisitions of Equatorial Guinea interests and $506 million in the first nine months of 2001 for Pennaco Energy, Inc. (Pennaco). For further discussion of acquisitions, see Note 6 to the Consolidated Financial Statements.

         Cash from disposal of assets was $94 million in the first nine months of 2002, compared with $181 million in the first nine months of 2001. In 2002, proceeds totaling $42 million were from the disposition of certain oil and gas properties in the San Juan Basin of New Mexico to complete the exchange transaction described below. Other proceeds in 2002 were primarily the result of the disposition of certain Speedway SuperAmerica LLC (SSA) stores. Proceeds in 2001 were mainly from the sale of various Canadian oil fields, SSA stores, and various domestic producing properties.

         Net cash provided from financing activities was $430 million in the first nine months of 2002, compared with net cash used of $962 million in the first nine months 2001. The increase was due to the financing primarily associated with the two acquisitions of Equatorial Guinea interests of approximately $1.2 billion. This was partially offset by the early extinguishment of debt of $337 million and the $295 million repayment of preferred securities which became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $110 million to retire the 6.50% Cumulative Convertible Preferred Stock. Additionally, distributions to minority shareholder of MAP were $87 million in the first nine months of 2002, compared to $450 million in the comparable 2001 period.

         Significant noncash activities in the first nine months of 2002 included an asset exchange whereby Marathon acquired additional interests in coalbed methane assets in the Powder River Basin of northern Wyoming and southern Montana in exchange for certain oil and gas properties in eastern Texas and northern Louisiana. Additionally, 100 million cubic feet per day (MMCFD) of long term gas transportation capacity was released to Marathon as part of this transaction.

Derivative Instruments
----------------------
         See Quantitative and Qualitative Disclosure About Market Risk for discussion of derivative instruments and associated market risk.

Debt Ratings
--------------------------------
         Marathon's senior unsecured debt is currently rated investment grade by Standard and Poor's Corporation, Moody's Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively.

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

         Marathon has a committed $1,354 million long-term revolving credit facility that terminates in November 2005 and a committed $451 million 364-day revolving credit facility that terminates in November 2002. At September 30, 2002, there were no borrowings against these facilities. Marathon expects to renew the 364-day facility at approximately the same size. In April 2002, Marathon initiated a $1,350 million U.S. commercial paper program which is backed by the long-term revolving credit facility. $275 million of commercial paper was outstanding at September 30, 2002. Additionally, at September 30, 2002, Marathon had other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn. MAP currently has a committed $350 million short-term revolving credit facility which expires in July 2003. Additionally, MAP has a $190 million revolving credit agreement with Ashland which expires in March 2003. As of September 30, 2002, MAP did not have any borrowings against these facilities.

         In early September 2002, Marathon filed a new universal shelf registration statement with the Securities and Exchange Commission registering $2.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities.

         In the first nine months of 2002, Marathon issued notes of $1.45 billion as follows: $450 million due 2012, $550 million due 2032 and $450 million due 2007, bearing interest at 6.125%, 6.8% and 5.375%, respectively. Additionally, Marathon Global Funding Corporation, a 100%-owned consolidated finance subsidiary of Marathon, issued notes of $400 million due 2012, bearing interest at 6.0%. Marathon has fully and unconditionally guaranteed the securities of Marathon Global Funding.

         Marathon used the net proceeds to fund the purchase price and associated costs of the CMS Energy and Globex acquisitions, to refinance existing debt, to reduce outstanding commercial paper and for other general corporate purposes. The debt repurchased and retired early had average terms to maturity of between two and 21 years bearing interest at rates ranging from 8.125% to 9.375% per year, or a weighted average of 9.04% per year. The retirement of $144 million in the third quarter resulted in an extraordinary loss of $7 million (net of tax of $5 million) or $0.02 per share. During the nine months ended September 30, 2002, Marathon retired $337 million of long-term debt resulting in an extraordinary loss of $33 million (net of tax of $20 million) or $0.10 per share.

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

         Contract commitments for property, plant and equipment acquisitions and long-term investments at September 30, 2002, totaled $664 million compared with $297 million at December 31, 2001.

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

Obligations Associated with the Separation of United States Steel
-----------------------------------------------------------------
         Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. In the event of United States Steel's failure to satisfy these obligations, Marathon would become responsible for repayment. As of September 30, 2002, Marathon has identified the following obligations totaling $676 million which have been assumed by United States Steel:

o $470 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $7 million at September 30, 2002.
o $80 million of sale-leaseback financing under a lease for equipment at United States Steel's Fairfield Works, with a term extending to 2012, subject to extensions. Accrued interest payable on this financing was $2 million at September 30, 2002.
o $97 million of operating lease obligations, of which $83 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.
o A guarantee of United States Steel's $19 million contingent obligation to repay certain distributions from its 50%-owned joint venture PRO-TEC Coating Company.
o A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel has reported that it currently has no unpaid outstanding obligations to the limited partners. For further discussion of the Clairton 1314B guarantee, see Note 13 to the Consolidated Financial Statements.
o    $1 million under the tax sharing agreement as described below.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Of the total $676 million, obligations of $560 million and corresponding receivables from United States Steel were recorded on Marathon's consolidated balance sheet (current portion - $14 million; long-term portion - $546 million). The remaining $116 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

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

         United States Steel reported in its Form 10-Q for the quarterly period ended September 30, 2002, that it has significant restrictive covenants related to its indebtedness including cross-default and cross-acceleration clauses on selected debt which could have an adverse effect on its financial position and liquidity. However, United States Steel management believes that its liquidity will be adequate to satisfy its obligations for the foreseeable future. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, United States Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sale of non-strategic assets and other cash conservation measures.

Environmental Matters
---------------------
         Marathon has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of Marathon's products and services, operating results will be adversely affected. Marathon believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil and refined products.

         Marathon has been notified that it is a potentially responsible party
(PRP) at 11 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of September 30, 2002. In addition, there are three sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. There are also 103 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

through discussions or litigation. Of these sites, 16 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. Marathon accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. (See Note 13 to the Consolidated Financial Statements.)

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

         Marathon's environmental capital expenditures are expected to be approximately $122 million in 2002. Based upon currently identified projects, Marathon anticipates that environmental capital expenditures will be approximately $157 million in 2003; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

         New Tier II gasoline rules, which were finalized by the EPA in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels for gasoline and diesel. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $850 million, which includes costs that could be incurred as part of other refinery upgrade projects, between 2002 and 2006. This is a forward-looking statement. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, further refinement of preliminary engineering studies and project scopes, and unforeseen hazards.

         During 2001 MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act and other violations with the EPA covering all of MAP's refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP's refineries over approximately an eight year period. The current estimated cost to complete these programs is approximately $300 million in expenditures over the next six years.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         MAP has used MTBE as an octane enhancer and oxygenate in reformulated gasoline to comply with applicable laws for many years. The maximum amount of MTBE in gasoline is limited to 15% by volume. Approximately 7% of MAP's 2001 gasoline production contained MTBE. MAP had three MTBE units at its refineries in Detroit, Robinson and Catlettsburg with a relatively immaterial combined book value. Because several states in MAP's marketing area have passed laws banning MTBE as a gasoline component in the future, MAP decided in the first quarter of 2002 to begin to phase out production of MTBE and to reduce the remaining estimated useful life of the MTBE units. MTBE production was discontinued in October 2002, by which time the MTBE units were fully depreciated.

Other Contingencies
-------------------
         Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to Marathon. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity".

         MAP has instituted a number of process and facility modifications at its Catlettsburg refinery to correct the operating conditions that led to a product quality issue earlier this year. MAP has been working with some regional gasoline jobbers and dealers since August to remedy certain product quality issues in gasoline produced at this refinery. As a part of its response to the situation, MAP has inspected a large number of retail, terminal and transportation facilities, and is systematically cleaning facilities that may have been impacted.

Credit Risk
-----------
         Marathon is exposed to credit risk in the form of possible nonpayment by customers and trading partners. A significant portion of this risk is concentrated in energy related businesses. The creditworthiness of customers and trading partners is subject to continuing review. When deemed appropriate, Marathon requires prepayment or letters of credit to secure credit exposure. Additionally, netting agreements are utilized to reduce exposures to firms with both receivables and payables. Marathon has in the past and continues to conduct business with the so-called "energy merchant" firms. Many of these firms have seen their credit ratings deteriorate during 2002. As a result, Marathon has reduced its exposure to these entities. In some cases security has been requested and, in other cases, all business activity has been stopped. Marathon estimates its aggregate net exposure to energy merchant companies to be less than $20 million with no individual company exposure greater than $10 million.

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

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Outlook
-------
         The outlook regarding Marathon's E&P segment revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming regions. Any significant decline in prices could have a material adverse effect on Marathon's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.


         Marathon estimates its 2003 and 2004 production will average approximately 390,000 to 395,000 barrels of oil equivalent per day (BOEPD). This compares to estimated 2002 production of approximately 413,000 BOEPD. The 2003 production forecast is less than expected due to project delays in Norway, as well as slower response time for new production in the Powder River Basin. Production for 2004 is less than the previous forecast of 430,000 to 435,000 boepd, due primarily to delayed production response in the Powder River Basin, permitting delays for the onshore facility associated with the Corrib field off the west coast of Ireland, and uncertainty regarding the development of the Ozona deepwater discovery in the Gulf of Mexico. This production revision is expected to negatively impact 2003 and 2004 earnings by approximately $.03 and $.10 per share, respectively, based on Marathon's forecast assumptions.
Marathon continues to project an increase in its proven reserve base to approximately 1.4 billion barrels of oil equivalent by the end of 2004.


         On October 23, 2002, Marathon announced the Camden Hills field in the ultra-deepwater of the Gulf of Mexico began producing natural gas in 7,209 feet of water. The development, located in Mississippi Canyon Block 348 approximately 150 miles southeast of New Orleans, is the deepest field in the recently completed Canyon Express gas gathering system that links the Camden Hills, Aconcagua and Kings Peak fields. Marathon holds a 50 percent interest in Camden Hills and serves as operator.

         In the fourth quarter of 2002, Marathon plans to commence drilling operations on three deepwater wells in the Gulf of Mexico. Marathon plans to drill or participate in four additional wells in the Gulf of Mexico in 2003 and 2004.

         Other major upstream activities, which are currently underway or under evaluation, include:

  o Norway, where Marathon has interests in nine licenses in the Norwegian sector of the North Sea;
  o Alaska, where Marathon had a natural gas discovery on the Ninilchik Unit on the Kenai Peninsula with additional drilling planned in 2002;
  o Angola, where Marathon participated in the drilling of the successful Plutao exploration well on Block 31 and is currently participating in the drilling of the Gindungo well on Block 32. Marathon plans to participate in three or four additional exploration wells in this area during 2003;
  o Eastern Canada, where Marathon recently completed drilling the Annapolis G-24 well and expects to drill one or two additional exploration wells and gather extensive 3D seismic over two additional blocks in the area during 2003; and

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

  o Equatorial Guinea, where a government approved expansion plan is underway to boost gas production from 250 to approximately 800 MMCFD in order to increase condensate production from 17,000 to approximately 46,000 gross barrels per day (BPD) by the fourth quarter of 2003. The additional gas production will be reinjected into the reservoir. Marathon is also finalizing plans to increase liquid petroleum gas
        (LPG) production by late 2004 through the expansion of existing LPG facilities from approximately 2,700 to 16,000 BPD.

         Marathon has proposed plans for a major liquefied natural gas (LNG) re-gasification and power generation complex near Tijuana in the Mexican State of Baja California. The proposed complex would consist of a LNG marine terminal, an off-loading terminal, onshore LNG re-gasification facilities, water desalinization plant, wastewater treatment facilities and pipeline infrastructure necessary to transport the natural gas. Additionally, a 1,000 megawatt natural gas-fired power generation plant would be constructed on the site. Potential completion and start-up is projected for 2005.

         In the North Sea, the Symphony natural gas pipeline project, another key component of Marathon's integrated gas strategy, recently conducted an open season for prospective shippers on this pipeline that is designed to transport gas from the UK and Norwegian North Sea to southern England. Based upon input from prospective shippers, Marathon will continue discussions with interested parties in evaluating the best transportation alternatives to bring Norwegian gas to the U.K. utilizing Marathon's Brae infrastructure.

         On October 1, 2002, Marathon announced the signing of a letter of intent with Rosneft Oil Company to participate in Urals North American Marketing, a venture that would transport and market Urals crude to the North American market. The venture is subject to the signing of definitive agreements and obtaining necessary U.S. and Russian government approvals. Expected start-up would be in the third quarter of 2003.


         The above discussion includes forward-looking statements with respect to the timing and levels of Marathon's worldwide liquid hydrocarbon and natural gas production, the exploration drilling program, additional resources, and the planned construction of LNG and pipeline facilities. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production and the exploration drilling program include acts of war or terrorist acts and the governmental or military response, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions/dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability and other geological, operating and economic considerations. The forward-looking information related to reserve additions is based on certain assumptions, including, among others, presently known physical data concerning size and character of reservoirs, economic recoverability, technology development, future drilling success, production experience, industry economic conditions, levels of cash flow from operations and operating conditions. Factors that could impact the transporting and marketing of Urals crude to the North American market include the inability or delay in obtaining necessary government and third-party approvals, unforeseen difficulty in the negotiation of definitive agreements among project participants, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects and environmental and permitting issues. Some factors that could affect the planned construction of the LNG re-gasification, power generation and related facilities, as well as the North Sea pipeline transportation and related facilities, include, but are not limited to,

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


unforeseen difficulty in the negotiation of definitive agreements among project participants, identification of additional participants to reach optimum levels of participation, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects and environmental and permitting issues. Additionally, the LNG project could be impacted by the availability or construction of sufficient LNG vessels. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.


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

         At its Catlettsburg, Kentucky refinery, MAP has initiated a multi-year integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units which, in addition to improving profitability, will reduce the refinery's total gasoline pool sulfur below 30 ppm, thereby eliminating the need for low sulfur gasoline compliance investments at the refinery. The project is expected to be completed in late 2003.

         A MAP subsidiary, Ohio River Pipe Line LLC (ORPL), is building a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is currently known as Cardinal Products Pipe Line and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. As of June 2002, ORPL had secured all of the rights-of-way required to build the pipeline, and on August 2, 2002, the final permits required to build the pipeline were approved. Construction began in August 2002 and start-up of the pipeline is expected to follow in the first half of 2003.

         On October 30, 2002, MAP announced its 50 percent-owned Pilot Travel Centers LLC (PTC) has signed a definitive agreement to purchase 60 retail travel centers including fuel inventory, merchandise and supplies. The 60 locations are in 15 states, primarily in the Midwest, Southeast and the Southwest regions of the country. Subject to governmental approval, the transaction is expected to close in approximately 60 days.

                            MARATHON OIL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         The above discussion includes forward-looking statements with respect to the Catlettsburg refinery, the Cardinal Products Pipe Line system and the PTC definitive agreement. Some factors that could potentially cause the actual results from the Catlettsburg investment program to differ materially from current expectations include the price of petroleum products, levels of cash flows from operations, unforeseen hazards such as weather conditions, the completion of construction and regulatory approval constraints. Factors that could impact the Cardinal Products Pipe Line include completion of construction and resolution of pending litigation. Some factors that could affect the PTC acquisition include inability or delay in obtaining necessary government and third-party approvals, and satisfaction of customary closing conditions. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

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

         The approach of Marathon`s E&P segment to the use of commodity derivative instruments is selective and opportunistic. When it is deemed to be advantageous, Marathon may lock-in market prices on portions of its future production.

         Marathon's RM&T segment uses commodity derivative instruments to mitigate the price risk associated with crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products.

         Marathon's other energy related businesses are exposed to market risk associated with the purchase and subsequent resale of natural gas. Marathon uses commodity derivative instruments to mitigate the price risk on purchased volumes and anticipated sales volumes.

         As market conditions change, Marathon evaluates its risk management program and could enter into strategies that assume market risk whereby cash settlement of commodity-based derivatives will be based on market prices.

         From time to time, Marathon uses financial derivative instruments to manage interest rate and foreign currency exposures. As Marathon enters into derivatives, assessments are made as to the qualification of each transaction for hedge accounting.

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


Commodity Price Risk and Related Risks
--------------------------------------
         Marathon's strategy has generally been to obtain competitive prices for its products and allow operating results to reflect market price movements dictated by supply and demand. As part of achieving Marathon's strategy, certain fixed-priced physical contracts are hedged using derivative instruments that assume market risk. Marathon will use a variety of derivative instruments, including option combinations, as part of the overall risk management program to manage commodity price risk within its different businesses.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

         Sensitivity analysis of the incremental effects on pretax income of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative commodity instruments are provided in the following table(a):

                                                       Incremental Decrease in
                                                      Income Before Income Taxes
                                                        Assuming a Hypothetical
                                                          Price Change of:(a)
 (Dollars in millions)                                      10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments(b)(c)
        Crude oil(d)................................     $47.0(e)     $146.8(e)
        Natural gas(d)..............................      28.3(e)       96.2(e)
        Refined products(d).........................       3.7(e)       12.4(e)

    (a) Amounts adjusted to reflect Marathon's 62 percent ownership of MAP. Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analysis. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 2002. Marathon management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio subsequent to September 30, 2002, would cause future pretax income effects to differ from those presented in the table.
    (b) Net open contracts for the combined E&P and OERB segments varied throughout third quarter 2002, from a low of 30,201 contracts at August 16, to a high of 38,164 contracts at September 19, and averaged 34,684 for the quarter. The number of net open contracts for the RM&T segment varied throughout third quarter 2002, from a low of 12 contracts at August 2, to a high of 11,916 contracts at September 24, and averaged 4,313 for the quarter. The net open contracts represent 100% of MAP's positions. The derivative commodity instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.
    (c) Gains and losses on options are based on changes in intrinsic value only.
    (d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.
    (e) Price increase.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

     E&P Segment
         Marathon uses derivative instruments in its E&P segment to mitigate the price risk associated with equity production of crude oil and natural gas. As of September 30, 2002, Marathon has entered into zero-cost collar options on approximately 30% of its remaining forecasted 2002 worldwide equity liquids production. These collars have been structured so that on average Marathon will receive the following:

  o When prices are below $19.34, market price plus $4 per barrel;
  o $23.34 when prices are between $19.34 and $23.34;
  o Market price when prices are between $23.34 and $29.35; and
  o No participation in market price movements above $29.35.

The above-mentioned strategy is being marked-to-market and is reflected in income for the period.

         As of September 30, 2002, Marathon has entered into zero-cost collar options and other derivative instruments on approximately 30% of its remaining forecasted 2002 worldwide equity natural gas production. In one of the more significant strategies, Marathon has placed derivatives on 177 MMCFD at an average of $4.33 per MCF for the balance of 2002 relating to the Powder River Basin area. A portion of the above-mentioned strategy is being marked-to-market and is reflected in income for the period due to loss of hedge effectiveness. The balance qualifies for hedge accounting. Marathon has also entered into a zero-cost collar on 200 MMCFD through December 2002, whereby Marathon will receive up to $4.48 per MCF but no less than $3.19 per MCF. This strategy is being marked-to-market and is reflected in income for the period.

         As of September 30, 2002, Marathon has entered into zero-cost collars on 145 MMCFD of natural gas for January through December 2003, whereby Marathon will receive up to an average $4.64 per MCF but no less than an average $3.64 per MCF. Of the 145 MMCFD, 133 MMCFD currently qualify for hedge accounting. Additionally, Marathon has also entered into zero-cost collars on 25,000 BPD of oil for January through December 2003, whereby Marathon will receive up to an average $28.54 per BBL but no less than an average $23.01 per BBL. 19,000 BPD qualify for hedge accounting. The remaining oil and gas volumes are being marked-to-market and included in income.

         Total net pretax derivative gains for the E&P segment were $9 million and $51 million for the first nine months of 2002 and 2001, respectively. Gains of $23 million from discontinued cash flow hedges for the first nine months of 2002 are included in the aforementioned amounts. These gains were reclassified from accumulated other comprehensive income (loss) as it is no longer probable that the original forecasted transactions will occur.

     RM&T Segment
         Marathon's RM&T operations generally use derivative commodity instruments to lock-in costs of certain crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Total net pretax derivative losses, net of the 38 percent minority interest in MAP, were $54 million for the first nine months 2002 compared with gains of $57 million for the first nine months 2001. RM&T's trading activity gains and losses were not significant for the first nine months 2002 and 2001.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

     OERB Segment
         Marathon has sold forward a specified volume of natural gas. Marathon has used derivatives to convert the fixed price in this contract to market prices. The underlying physical contract matures in 2008. Marathon generally will use derivative instruments to assume market risk on these contracts. In addition, Marathon uses fixed-price physical contracts for portions of its purchase for resale volumes to manage exposure to fluctuations in natural gas prices. Total net pretax derivative losses were $1 million and $29 million for the first nine months of 2002 and 2001, respectively.

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

Interest Rate Risk
------------------
         Sensitivity analysis of the incremental effects on the change in fair value assuming a hypothetical 10 percent change in interest rates is provided in the following table:
                                                                    Incremental
                                                          Fair      Increase in
(Dollars in millions)                                   Value(d)   Fair Value(a)
--------------------------------------------------------------------------------
Financial assets:
  Interest Rate Swap Agreements(b)................        $3             $3
Financial liabilities:
  Long-term debt(c)...............................    $5,206           $194

(a) For long-term debt, this assumes a 10% decrease in the weighted average yield to maturity of Marathon's long-term debt at September 30, 2002. For interest rate swap agreements, this assumes a 10% decrease in the effective swap rate at September 30, 2002.
(b)  See below.
(c)  Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

         At September 30, 2002, Marathon's portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $194 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon's results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

         Marathon has initiated a program to manage its exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce the Company's overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. Beginning in the third quarter 2002, Marathon entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates. The following table summarizes our interest rate swap activity as of September 30 and November 14, 2002:

As of September 30, 2002
------------------------

                           Fixed Rate    Notional               09/30/02
                             to be        Amount       Swap    Fair Value
Floating Rate to be Paid    Received   ($Millions)   Maturity ($Millions)
-------------------------------------------------------------------------
Six Month LIBOR +1.915%      5.375%        $200        2007        $2.5


Cumulative as of November 14, 2002
----------------------------------

                                 Fixed Rate       Notional
                                    to be          Amount
Floating Rate to be Paid          Received      ($Millions)     Swap Maturity
-----------------------------------------------------------------------------
Six Month LIBOR +1.935%            5.375%           $450            2007


         During the first nine months of 2002, Marathon entered into U.S. Treasury Rate lock agreements to hedge pending issuances of new debt. The U.S. Treasury Rate lock agreements, which were designated and effective as cash flow hedges, were settled for a net of $14 million concurrent with the issuance of the new debt. The $9 million, net of tax, unrecognized loss is being reclassified from accumulated other comprehensive income (loss) to net interest and other financial cost over the life of the new debt.

Foreign Currency Exchange Rate Risk
-----------------------------------
         As of September 30, 2002, the discussion of foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in Marathon's 2001 Form 10-K.

                            MARATHON OIL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

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

                            MARATHON OIL CORPORATION
                         ITEM 4. CONTROLS AND PROCEDURES
                          -----------------------------


Item 4. Controls and Procedures
-------------------------------
         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Marathon's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




                            MARATHON OIL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                                    Third Quarter              Nine Months
                                                                        Ended                     Ended
                                                                    September 30              September 30
(Dollars in millions)                                              2002        2001         2002         2001
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  Exploration & Production
   United States..............................................      $187         $207         $458       $1,007
   International..............................................        63           49          219          292
                                                                   -----        -----        -----        -----
       E&P Segment Income.....................................       250          256          677        1,299
  Refining, Marketing & Transportation(a).....................       108          575          268        1,693
  Other Energy Related Businesses(b)..........................        29            6           74           40
                                                                   -----        -----        -----        -----
       Segment Income.........................................      $387         $837       $1,019       $3,032

Items Not Allocated To Segments:
  Administrative Expenses.....................................       (42)         (40)        (125)        (127)
  Inventory Market Valuation Credit...........................         -            -           72            -
  Gain on lease resolution with U.S. Government...............         -            -            -           59
  Gain (Loss) on Ownership Change - MAP.......................         5            1            9           (5)
  Contract settlement.........................................       (15)           -          (15)           -
  Gain on asset disposition...................................        24            -           24            -
  Loss related to sale of certain Canadian assets.............                   (221)                     (221)
                                                                  ------       ------       ------       ------
      Income From Operations..................................      $359         $577         $984       $2,738

CAPITAL EXPENDITURES
  Exploration & Production....................................      $222         $219         $660         $593
  Refining, Marketing & Transportation........................       121          153          303          365
  Other(c)....................................................        40           20           60           62
                                                                   -----        -----        -----        -----
      Total...................................................      $383         $392       $1,023       $1,020

EXPLORATION EXPENSE
  United States...............................................        $4           $9          $85          $34
  International...............................................        25           11           45           35
                                                                   -----        -----        -----        -----
      Total...................................................       $29          $20         $130          $69

OPERATING STATISTICS
Net Liquid Hydrocarbon Production(d)(f)
    United States.............................................     113.8        124.1        118.3        124.9
    U.S. Equity Investee (MKM)................................       8.2          9.0          8.5          9.5

                                                                  ------       ------       ------       ------
       Total United States....................................     122.0        133.1        126.8        134.4

     Europe...................................................      38.6         52.3         50.7         47.0
     Other International......................................       6.3         10.4          5.0         12.7
     West Africa..............................................      22.5         13.5         23.5         17.3
     International Equity Investee (CLAM).....................         -            -            -           .1

       Total International....................................      67.4         76.2         79.2         77.1
                                                                  ------       ------       ------       ------
       Worldwide..............................................     189.4        209.3        206.0        211.5

 Net Natural Gas Production(e)(f)(g)
     United States............................................     709.6        751.8        743.3        771.3
     Europe...................................................     270.4        301.4        308.8        322.1
     Other International......................................      99.0        119.1        104.0        125.4
     West Africa..............................................      72.5            -         48.3            -
     International Equity Investee (CLAM).....................      16.1         26.4         23.3         31.6

        Total International...................................     458.0        446.9        484.4        479.1
                                                                  ------      -------      -------       ------
        Worldwide.............................................   1,167.6      1,198.7      1,227.7      1,250.4


Total production (MBOEPD).....................................     384.0        409.1        410.6        419.9


                            MARATHON OIL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)

                                                                       Third Quarter              Nine Months
                                                                           Ended                     Ended
                                                                       September 30              September 30
(Dollars in millions)                                                 2002        2001         2002         2001
------------------------------------------------------------------------------------------------------------------
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
  Liquid Hydrocarbons
    United States................................................    $23.77       $21.97       $21.31       $22.54
    U.S. Equity Investee (MKM)...................................     27.35        25.01        23.98        25.07
      Total United States .......................................     24.01        22.18        21.49        22.72


   Europe........................................................     26.52        24.67        23.54        25.60
   Other International...........................................     25.21        22.55        23.05        21.99
   West Africa...................................................     25.89        24.20        23.39        25.95
   International Equity Investees (CLAM).........................     36.36        42.36        15.51        28.86

     Total International.........................................     26.20        24.31        23.46        25.09

     Worldwide...................................................    $24.79       $22.95       $22.25       $23.58


 Natural Gas(g)
   United States.................................................     $2.75        $2.69        $2.69        $4.20



   Europe........................................................      2.56         2.38         2.61         2.69
   Other International...........................................      3.05         2.82         3.01         4.72
   West Africa...................................................       .24            -          .24            -
   International Equity Investees (CLAM).........................      2.69         3.29         2.95         3.46
     Total International.........................................      2.30         2.55         2.48         3.27

     Worldwide...................................................     $2.57        $2.64        $2.60        $3.85

Average Sales Prices (including derivative gains and losses)
  Liquid Hydrocarbons
    United States................................................    $23.54       $22.09       $20.71       $22.58
    U.S. Equity Investee (MKM)...................................     27.35        25.01        23.98        25.07
      Total United States .......................................     23.80        22.29        20.93        22.75


   Europe........................................................     26.45        24.67        23.52        25.60
   Other International...........................................     25.21        22.55        23.05        21.99
   West Africa...................................................     25.89        24.20        23.39        25.95
   International Equity Investees (CLAM).........................     36.36        42.36        15.51        28.86

     Total International.........................................     26.15        24.31        23.45        25.09

     Worldwide...................................................    $24.64       $23.03       $21.90       $23.60


  Natural Gas(g)
    United States................................................     $2.83        $2.76        $2.87        $4.44



   Europe........................................................      1.72         2.38         2.51         2.69
   Other International...........................................      3.05         2.82         3.01         4.72
   West Africa...................................................       .24            -          .24            -
   International Equity Investees (CLAM).........................      2.69         3.29         2.95         3.46

     Total International.........................................      1.81         2.55         2.41         3.27


     Worldwide...................................................     $2.41        $2.68        $2.68        $3.99

MAP:
Crude Oil Refined(d).............................................     931.3        961.1        931.9        930.0
Consolidated Refined Products Sold(d)............................   1,387.4      1,343.8      1,322.7      1,300.3
     Matching buy/sell volumes included in refined
     products sold(d)............................................      94.4         43.0         76.4         43.8
Refining and Wholesale Marketing Margin(h)(i)....................    $.0389       $.1314       $.0364       $.1347
Number of SSA retail outlets(k)..................................     2,063        2,145            -            -
SSA Gasoline and Distillate Sales(j)(k)..........................       943          916        2,706        2,657
SSA Gasoline and Distillate Gross Margin(h)(k)...................    $.1063       $.1331       $.1007       $.1230
SSA Merchandise Sales(k).........................................      $645         $607       $1,797       $1,669
SSA Merchandise Gross Margin(k)..................................      $150         $137         $436         $387



                            MARATHON OIL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------


 (a) Includes MAP at 100%. RM&T segment income includes Ashland's 38%
     interest in MAP of $45 million, $223 million, $110 million and $650 million in the third quarter and nine months of 2002 and 2001, respectively.
 (b) Includes domestic natural gas and crude oil marketing and transportation.
 (c) Includes other energy related businesses and corporate capital expenditures.
 (d) Thousands of barrels per day (e) Millions of cubic feet per day
 (f) Amounts reflect sales before royalties, if any, excluding Canada, Equatorial Guinea, Gabon and the United States where amounts are shown after royalties.
 (g) Includes gas acquired for injection and subsequent resale of 4.0, 6.8, 4.4, and 8.3 MMCFD in the third quarter and nine months of 2002 and 2001, respectively.
 (h) Per gallon
 (i) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
 (j) Millions of gallons
 (k) Excludes travel centers contributed to Pilot Travel Centers LLC.
     Periods prior to September 1, 2001 have been restated.

Part II - Other Information:
----------------------------
Item 1. LEGAL PROCEEDINGS

Cajun Express Arbitration

In September, 2002, Marathon settled its pending arbitration with Transocean Sedco Forex Inc. arising from Marathon's cancellation of the Cajun Express rig contract on July 5, 2001. Transocean's July 19, 2001 demand for arbitration sought net lost revenue of an unspecified amount. The contract may have generated $90 million in gross revenues over the remainder of the 18 month period. The settlement terms included payment of a portion of the disputed claim resulting in a $9 million after-tax loss.

Environmental Proceedings

On December 3, 2001, Illinois EPA (IEPA) issued a Notice of Violation to MAP arising out of the sinking of a floating roof on a storage tank at a Martinsville, Illinois facility. A heavy rainfall caused the floating roof to sink. MAP believes it may have an Act of God/emergency defense. Based upon discussions with IEPA, MAP expects the matter to be referred to the Illinois Attorney General's office for enforcement proceedings.

In March, 2002, MAP attended a meeting with the Illinois EPA concerning MAP's self reporting of possible emission exceedences and permitting issues related to some storage tanks at MAP's Robinson, Illinois facility. In late April, MAP submitted to IEPA a comprehensive settlement proposal which was rejected by IEPA. We have had subsequent discussions with IEPA and the Illinois Attorney General's office and anticipate additional meetings and discussions in the coming months.

----------------------------------------

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

           10.1 Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2002.

           10.2 Second Amended and Restated Marathon Oil Corporation Non-Officer Restricted Stock Plan, effective as of January 2, 2002.

           12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

           12.2   Computation of Ratio of Earnings to Fixed Charges.

           99.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2   Certification of Chief Financial Officer pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


  (b) REPORTS ON FORM 8-K

               Form 8-K dated August 13, 2002 (filed August 13, 2002), reporting under Item 9. Regulation FD Disclosure, that Marathon Oil Corporation's President and Chief Executive Officer and Chief Financial Officer submitted to the SEC statements under oath regarding facts and circumstances relating to Exchange Act filings.

               Form 8-K dated November 14, 2002 (filed November 14, 2002), reporting under Item 9. Regulation FD Disclosure, that Marathon Oil Corporation updated its production forecast.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

           MARATHON OIL CORPORATION


           By /s/ A. G. Adkins
                    A. G. Adkins
                   Vice President -
              Accounting and Controller

November 14, 2002

                            MARATHON OIL CORPORATION



     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Clarence P. Cazalot, Jr., President & Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Marathon Oil Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



                                               /s/  Clarence P. Cazalot, Jr.

                                                    Clarence P. Cazalot, Jr.
                                             President & Chief Executive Officer

                            MARATHON OIL CORPORATION



     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John T. Mills, Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Marathon Oil Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002


                                                          /s/  John T. Mills

                                                               John T. Mills
                                                        Chief Financial Officer