Form 10-Q/A
period 2002-09-30
MARATHON OIL CORP
filed 2002-11-14
CIK 101778

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                               (Amendment No. 1)


                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements  for at least the past 90 days.  Yes [X]   No _____

There were 309,863,692 shares of Marathon Oil Corporation Common Stock outstanding as of October 31, 2002.


================================================================================

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