Form 10-K
period 2002-12-31
MARATHON OIL CORP
filed 2003-03-10
CIK 101778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission file number 1-5153

Marathon Oil Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State of Incorporation)	(I.R.S. Employer Identification No.)

5555 San Felipe Road, Houston, TX 77056-2723

(Address of principal executive offices)

Tel. No. (713) 629-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, par value $1.00*	Rights to Purchase Series A Junior Preferred Stock (Traded with Common Stock)**

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☑        No    ☐

Aggregate market value of Common Stock held by non-affiliates as of January 31, 2003: $6 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 309,863,304 shares of Marathon Oil Corporation Common Stock outstanding as of January 31, 2003.

Documents Incorporated By Reference:

Portions of the registrant’s proxy statement relating to its 2003 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-13 of this report.

*	The Common Stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange.
**	The Preferred Stock Purchase Rights expired on January 31, 2003, pursuant to the terms of the Rights Agreement, as amended through January 29, 2003, between Marathon Oil Corporation and National City Bank, as rights agent.

MARATHON OIL CORPORATION

Unless the context otherwise indicates, references in this Form 10-K to “Marathon,” “we,” or “us” are references to Marathon Oil Corporation, its wholly owned and majority owned subsidiaries, and its ownership interest in equity investees (corporate entities, partnerships, limited liability companies and other ventures, in which Marathon exerts significant influence by virtue of its ownership interest, typically between 20 and 50 percent).

Disclosures Regarding Forward-Looking Statements

This annual report on Form 10-K, particularly Item 1. and Item 2. Business and Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements typically contain words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “plans”, “predicts” or “projects” or variations of these words, suggesting that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Marathon’s expectations as to revenues, margins and income are based upon assumptions as to future prices and volumes of liquid hydrocarbons, natural gas and refined products. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world’s major oil and gas producing areas, including OPEC member countries. Any substantial decline in such prices could have a material adverse effect on Marathon’s results of operations. A decline in such prices could also adversely affect the quantity of liquid hydrocarbons and natural gas that can be economically produced and the amount of capital available for exploration and development.

Marathon uses commodity-based and financial instrument related derivative instruments such as futures, forwards, swaps, and options to manage exposure to price fluctuations. While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. Levels of hedging activity vary among oil industry competitors and could affect Marathon’s competitive position with respect to those competitors.

Liquidity Factors

Marathon’s ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by the performance of its operations (as measured by various factors, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by Marathon’s outstanding debt and credit ratings by investor services.

Factors Affecting Exploration and Production Operations

Projected production levels for liquid hydrocarbons and natural gas are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, drilling rig availability and geological and operating considerations. These assumptions may prove to be inaccurate. Exploration and production (“E&P”) operations are subject to various hazards, including acts of war or terrorist acts and the governmental or military response thereto, explosions, fires and uncontrollable flows of oil and gas. Offshore production and marine operations in areas such as the Gulf of Mexico, the North Sea, the U.K. Atlantic Margin, the Celtic Sea, offshore Nova Scotia and offshore West Africa are also subject to severe weather conditions such as hurricanes or violent storms or other hazards. Development of new production properties in countries outside the United States may require protracted negotiations with host governments and are frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects.

Factors Affecting Refining, Marketing and Transportation Operations

Marathon conducts domestic refining, marketing and transportation (“RM&T”) operations primarily through its 62 percent owned consolidated subsidiary, Marathon Ashland Petroleum LLC (“MAP”). MAP refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States. The profitability of these operations depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. MAP is a purchaser of crude oil in order to satisfy its refinery throughput requirements. As a result, its overall profitability could be adversely affected by rising crude oil and other feedstock prices that are not recovered in the marketplace. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, logistical capabilities and the available supply of refined products. Gross margins on merchandise sold at retail outlets tend to be less volatile than the gross margin from the retail sale of gasoline and diesel fuel. Environmental regulations, particularly the 1990 Amendments to the Clean Air Act, have imposed (and are expected to continue to impose) increasingly stringent and costly requirements on refining and marketing operations that may have an adverse effect on margins and financial condition. RM&T operations are subject to business interruptions due to unforeseen events such as explosions, fires, crude oil or refined product spills, inclement weather or labor disputes. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

Factors Affecting Other Energy Related Businesses

Marathon operates other businesses that market and transport its own and third-party natural gas, crude oil and products manufactured from natural gas, such as LNG and methanol, primarily in the United States, Europe and West Africa. The profitability of these operations depends largely on commodity prices, volume deliveries, margins on resale gas, and demand. OERB operations could be impacted by unforeseen events such as explosions, fires, product spills, inclement weather or availability of LNG vessels. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

Technology Factors

Longer-term projections of corporate strategy, including the viability, timing or expenditures required for capital projects, can be affected by changes in technology, especially innovations in processes used in the exploration, production or refining of hydrocarbons. While specific future changes are difficult to project, recent innovations affecting the oil industry include the development of three-dimensional seismic imaging, deepwater and horizontal drilling capabilities, and improved gas transportation and processing options.

PART I

Item 1. and 2. Business and Properties

General

Marathon Oil Corporation was originally organized in 2001 as USX HoldCo, Inc., a wholly owned subsidiary of USX Corporation. As a result of a reorganization completed in July 2001 (the “Holding Company Reorganization”), USX HoldCo, Inc. (1) became the parent entity of the consolidated enterprise (the former USX Corporation was merged into a subsidiary of USX HoldCo, Inc.) and (2) changed its name to USX Corporation. In connection with the transaction discussed in the next paragraph (the “Separation”), USX Corporation changed its name to Marathon Oil Corporation.

Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of Marathon’s energy business, and USX-U.S. Steel Group common stock (“Steel Stock”), which was intended to reflect the performance of Marathon’s steel business. On December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel Corporation (“United States Steel”) to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis.

In connection with the Separation, Marathon’s certificate of incorporation was amended on December 31, 2001 and, from that date, Marathon has only one class of common stock authorized.

Marathon’s principal operating subsidiaries are Marathon Oil Company and MAP. Marathon Oil Company and its predecessors have been engaged in the oil and gas business since 1887. MAP is 62 percent owned by Marathon and 38 percent owned by Ashland Inc.

Marathon is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through MAP; and other energy related businesses.

Operating Highlights

During 2002, Marathon:

•	Established and strengthened core exploration and production areas through:

•	Acquisition and successful integration of Equatorial Guinea interests,

•	Approval of Equatorial Guinea phase 2A and 2B expansion projects,

•	Acquisition of additional upstream interests in Norway,

•	First production from Camden Hills ultra-deepwater gas development, and

•	Expansion of Powder River Basin coal bed natural gas interests.

•	Realized exploration success in deepwater focus areas:

•	Plutao oil discovery offshore Angola,

•	Annapolis gas discovery offshore Nova Scotia, and

•	Neptune discovery in deepwater Gulf of Mexico.

•	Advanced its integrated gas strategy through:

•	Award of front-end engineering and design contracts for potential Equatorial Guinea liquefied natural gas (“LNG”) manufacturing project and for the proposed Tijuana Regional Energy Center, LNG import and regasification facility in Baja California, and

•	Acquisition of Elba Island, Georgia, LNG import and regasification capacity.

•	Enhanced MAP’s asset portfolio through:

•	Pilot Travel Center’s agreement to purchase 60 retail travel centers, which closed in 2003,

•	Commencement of Centennial Pipeline operations, and

•	Beginning of construction on Cardinal Products Pipeline.

Segment and Geographic Information

For operating segment and geographic information, see Note 7 to the Consolidated Financial Statements on page F-19.

Exploration and Production

Marathon is currently conducting exploration and development activities in 10 countries. Principal exploration activities are in the United States, the United Kingdom, Angola, Canada, Equatorial Guinea and Norway. Principal development activities are in the United States, the United Kingdom, Canada, Equatorial Guinea, Gabon, Ireland, the Netherlands and Norway. Marathon is also pursuing opportunities in north and west Africa, the Middle East, southeast Asia and Russia.

At year-end 2002, Marathon was producing crude oil and/or natural gas in nine countries, including the United States. Marathon’s worldwide liquid hydrocarbon production, including Marathon’s proportionate share of equity investees’ production, decreased less than one percent from 2001 levels. Marathon’s 2002 worldwide sales of natural gas production, including Marathon’s proportionate share of equity investees’ production, decreased approximately three percent from 2001. In addition to sales of 481 net million cubic feet per day (“mmcfd”) of international natural gas production, Marathon sold 4 net mmcfd of natural gas acquired for injection and resale during 2002. In total, Marathon’s 2002 worldwide production averaged 412,000 barrels of oil equivalent (“BOE”) per day. In 2003 and 2004, Marathon’s worldwide production is expected to average between 390,000 and 395,000 BOE per day, excluding asset sales and dispositions.

The above projection of 2003 and 2004 worldwide liquid hydrocarbon production and natural gas volumes is a forward-looking statement. Some factors that could potentially affect timing and levels of production include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, reserve estimates, reserve replacement rates, production decline rates of mature fields, timing of commencing production from new wells, drilling rig availability, future acquisitions or dispositions of producing properties, and other geological, operating and economic considerations. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statement.

United States

Including Marathon’s proportionate share of equity investee production, approximately 60 percent of Marathon’s 2002 worldwide liquid hydrocarbon production and 61 percent of its worldwide natural gas production was produced from U.S. operations. Marathon’s ongoing U.S. strategy is to apply its technical expertise in fields with undeveloped potential, to dispose of interests in non-core properties with limited upside potential and high production costs and to acquire interests in properties with development potential.

During 2002, Marathon drilled 19 gross (12 net) exploratory wells of which 12 gross (8 net) wells encountered hydrocarbons. Of these 12 wells, 2 gross (1 net) wells were temporarily suspended or are in the process of completing.

Exploration expenditures in the United States during the three-year period ended December 31, 2002 totaled $535 million, of which $184 million was incurred in 2002. Development expenditures in the United States during the three-year period ended December 31, 2002, including Marathon’s 85 percent equity interest in the development expenditures of MKM Partners L. P. (“MKM”), totaled $950 million, of which $295 million was incurred in 2002.

Marathon’s principal U.S. exploration, development and producing areas are located in the Gulf of Mexico and the states of Alaska, New Mexico, Oklahoma, Texas and Wyoming.

Gulf of Mexico – During 2002, Marathon’s Gulf of Mexico production averaged 62,500 net barrels per day (“bpd”) of liquid hydrocarbons and 103 net mmcfd of natural gas, representing 50 percent and 14 percent of Marathon’s total U.S. liquid hydrocarbon and natural gas production, respectively. Liquid hydrocarbon and natural gas production decreased by 9,100 net bpd and by 8 net mmcfd, respectively, from the prior year, mainly due to adverse weather from tropical storms Isidore and Lili, well interventions and natural field decline. At year-end 2002, Marathon held interests in 10 producing fields and 17 platforms, of which 7 platforms are operated by Marathon.

Production from Marathon’s interests in the deepwater Gulf of Mexico accounted for approximately 93 percent of its total Gulf of Mexico production in 2002. Major components of Marathon’s deepwater portfolio include the Marathon-operated Ewing Bank 873, 917, and 963 and the outside-operated Green Canyon 244, Viosca Knoll 786 and Mississippi Canyon 348.

The Gulf of Mexico continues to be a core area for Marathon with the potential to add new reserves and increase production. At the end of 2002, Marathon had interests in 155 blocks in the Gulf of Mexico, including 122 in the deepwater area. In 2003, Marathon plans to drill, or complete drilling operations on, three or four deepwater wells, including continued appraisal of the Neptune discovery.

The Neptune 3 discovery, located in Atwater Valley Block 617, was drilled to a total depth of 18,643 feet and encountered approximately 150 feet of net pay in two primary intervals. The well is located on the southern portion of the structure and is on trend with the Neptune 1 and 2 wells drilled several years ago on Blocks 575 and 574, respectfully, which were also successful. The Neptune 4 well, located in Block 573 along the northern portion of the structure, did not encounter hydrocarbons and was temporarily abandoned in early January 2003. Marathon holds a 30 percent working interest in the five blocks comprising the Neptune unit. Further appraisal drilling of Neptune is anticipated in 2003 to determine commerciality.

The Ozona Deep discovery, located in Garden Banks Block 515 was appraised with the drilling of two sidetrack wells in 2002 and was determined to be a smaller, more complicated hydrocarbon accumulation than anticipated. Determination of commerciality is ongoing. Marathon is operator and has a 68 percent working interest.

The Camden Hills field, located in the deepwater Gulf of Mexico on Mississippi Canyon Block 348, was discovered in August 1999. It has been developed as a part of the Canyon Express project, which links wells of the Aconcagua, Kings Peak and Camden Hills gas fields, approximately 150 miles southeast of New Orleans, tying to Williams’ Canyon Station platform on Main Pass 261 through the Canyon Express pipeline infrastructure. The Marathon operated Camden Hills startup in October 2002 sets the world record water depth for production at 7,209 feet, flowing through the world’s third longest gas gathering line at 57 miles. The Camden Hills wells achieved their designed peak gross rate of 100 mmcfd in November 2002. Marathon is operator of the Camden Hills field with a 50 percent interest and also has a 10 percent interest in the Canyon Express pipeline infrastructure.

Alaska – Marathon’s primary focus in Alaska is the expansion of its natural gas business through exploration, development and marketing. Marathon’s production from Alaska averaged 166 net mmcfd of natural gas in 2002, compared with 179 net mmcfd in 2001. The decrease in 2002 from 2001 is primarily due to mild temperatures in the first and fourth quarters that reduced local utility demands.

During 2002, Marathon completed successful drilling operations on four wells in Alaska. Included in this program was one well related to the natural gas discovery at the Ninilchik unit on the Kenai peninsula, approximately 35 miles south of Kenai, Alaska. Two wells are scheduled for drilling in 2003, in anticipation of first production on or before January 1, 2004. Additional drilling will occur to fully assess and develop the Ninilchik unit.

Marathon is operator of the Ninilchik unit with a 60 percent interest. Marathon and a co-venturer have formed Kenai Kachemak Pipeline Company LLC to transport natural gas from the Ninilchik unit and other potential southern Kenai peninsula gas prospects for sales into the existing Cook Inlet natural gas infrastructure.

New Mexico – Production in New Mexico, primarily from the Indian Basin field, averaged 17,300 net bpd and 137 net mmcfd in 2002, compared with 15,000 net bpd and 150 net mmcfd in 2001. The increase in liquid hydrocarbon production was primarily due to ongoing development of the Indian Basin field and was preceded by the expansion in 2000 of Marathon’s Indian Basin gas plant. Gas production was down primarily as a result of the disposition of certain properties in the San Juan Basin.

In 2002, eight Marathon operated development wells were completed in the Indian Basin field targeting both oil and gas, focused in the eastern area of the field. These new wells, combined with several recompletions of existing gas wells, increased gross oil production from 6,500 bpd to over 9,000 bpd. These wells also helped keep gas production relatively flat in 2002, ending the year at 165 gross mmcfd from Marathon-operated wells. In 2003, seven new well completions and several recompletions are planned in the east Indian Basin area targeting both oil and gas.

Oklahoma – Gas production for 2002 averaged 108 net mmcfd representing 15 percent of Marathon’s total U.S. gas production, compared with 124 net mmcfd in 2001. The decrease in gas production was primarily due to the natural field decline in Knox Morrow.

In 2002, Marathon’s southern Anadarko Basin exploration efforts concentrated on the western extension of the Cement field Sycamore/Springer play as well as the Granite Wash/Cisco prospects located in the Marlow field. Exploration drilling efforts resulted in four discoveries.

Marathon drilled or participated in the drilling of 14 development wells to further develop the 1998 Granite Wash discovery in western Oklahoma. Current net production from the Granite Wash area stands at approximately 24 mmcfd. In 2003, Granite Wash development will continue as Marathon plans to participate in the drilling of ten additional development wells.

Southern Oklahoma’s 2002 development efforts focused on Springer/Sycamore development in the Cement field. Marathon participated in the drilling of eleven Springer/Sycamore development wells in 2002. Total Springer/Sycamore production in the Cement field is currently 29 net mmcfd. In 2003, Marathon plans to continue its Cement Springer/Sycamore development by drilling, or participating in the drilling of seven additional wells. Development plans for 2003 include participation in the drilling of six wells targeting Cisco/Hoxbar development in the Marlow field, located in Stephens County, Oklahoma. Development drilling of an Arbuckle test began late in the year and will continue into early 2003.

Texas – Onshore production for 2002 averaged 15,892 net bpd of liquid hydrocarbons and 84 net mmcfd of natural gas, representing 13 percent of Marathon’s total U.S. liquid hydrocarbon and 11 percent of natural gas production. Liquid production volumes decreased by 1,506 net bpd from 2001 levels and gas volumes decreased by 27 net mmcfd from 2001 levels. The volume decreases were due to property dispositions and natural field decline.

In east Texas, Marathon drilled 15 wells in the Mimms Creek field with drilling operations continuing at year-end. The 2002 drilling program has resulted in Mimms Creek’s net production increasing from 5 mmcfd to a peak of 11 mmcfd. Current net production in the Mimms Creek field is 9 mmcfd.

In the James Lime play, Marathon drilled six wells in the Bridges East field. In 2003, two more wells are projected to be drilled.

Wyoming – Liquid hydrocarbon production for 2002 averaged 22,800 net bpd compared with 24,600 net bpd in 2001, representing 18 percent of Marathon’s total U.S. liquid hydrocarbon production. Average gas production increased to 125 net mmcfd in 2002, compared to 90 net mmcfd in 2001, as a result of additional coal bed natural gas wells coming on line in the Powder River Basin (“PRB”) and the acquisition of additional interests in coal bed natural gas wells in the PRB.

In early 2001, Marathon completed the acquisition of Pennaco Energy Inc., creating a new core area of coal bed natural gas production in the PRB of Wyoming. Marathon expanded its PRB assets by approximately one-third in May 2002 as a result of the acquisition of the assets owned by its major partner in this basin. Marathon now controls more than 650,000 net acres in northeast Wyoming and southeast Montana and is the largest individual acreage holder in the PRB. This area remains one of the most active onshore natural gas plays in the continental U.S. During 2002, Marathon drilled approximately 164 net wells. Development activity together with acquisitions increased proved year-end 2002 reserves of coal bed natural gas to 417 net bcf as compared to year-end 2001 reserves of approximately 256 net bcf. For 2002, annualized production rates of coal bed natural gas were 79 net mmcfd, an increase of 32 net mmcfd from a year earlier. The December 2002 rate averaged 91 net mmcfd. The 2003 plan is currently estimated to include the drilling of 400 to 500 net coal bed natural gas wells in the PRB.

International

Europe

U.K. North Sea – Marathon’s primary asset in the U.K. North Sea is in the Brae area where it is the operator and owns a 42 percent interest in the South, Central, North, and West Brae fields and a 38 percent interest in the East Brae field. Production from the Brae area averaged 20,100 net bpd of liquid hydrocarbons in 2002, compared with 21,700 net bpd in 2001. The decrease resulted from the natural decline in existing fields partially offset by successful development and remedial well work.

Marathon’s total Brae gas sales from all sources averaged 198 net mmcfd in 2002, compared with 242 net mmcfd in 2001. Of these totals, 194 mmcfd and 234 mmcfd was Brae-area gas in 2002 and 2001, respectively, and 4 mmcfd and 8 mmcfd was gas acquired for injection and subsequent resale in 2002 and 2001, respectively. The decrease resulted from decreased allocated capacity on the Scottish Area Gas Evacuation (“SAGE”) system due to the Beryl field coming on line.

The Brae A platform and facilities act as the host for the underlying South Brae field, adjacent Central Brae field and West Brae/Sedgwick fields. The North Brae field, which is produced via the Brae B platform, and the East Brae field are gas-condensate fields. These fields are produced using the gas cycling technique, whereby gas is injected into the reservoir for pressure maintenance, improved sweep efficiency and increased condensate liquid recovery. Although partial cycling continues, the majority of North Brae gas is being transferred to the East Brae reservoir for pressure maintenance and sales.

The strategic location of the Brae A, Brae B and East Brae platforms and pipeline infrastructure has generated third-party processing and transportation business since 1986. Currently, there are 18 agreements with third-party fields contracted to use the Brae system. In addition to generating processing and pipeline tariff revenue, this third-party business also has a favorable impact on Brae-area operations by optimizing infrastructure usage and extending the economic life of the facilities.

The Brae group owns a 50 percent interest in the outside-operated SAGE system. The other 50 percent is owned by the Beryl group. The SAGE pipeline provides transportation for Brae and Beryl area gas and has a total wet gas capacity of approximately 1.0 bcfd. The SAGE terminal at St. Fergus in northeast Scotland provides processing for gas from the SAGE pipeline and processing for 0.8 bcfd of third party gas from the Britannia field.

Marathon is continuing its development of the Brae area. During 2002, Marathon participated in a successful Central Brae well. The well was completed as a producer from the Brae B platform in February 2002. An additional Central Brae well, drilled from the Brae B platform, is planned for 2003.

In August 2002, the Braemar development in which Marathon has a 28 percent interest was sanctioned. The development is comprised of a single subsea well development tied back to the East Brae platform. First oil from the field is scheduled for October 2003. In August 2002, a 16-inch pipeline link, Linkline, between the Marathon operated Brae B platform and the outside-operated Miller platform was sanctioned. Marathon has a 19 percent interest in the Linkline. The Linkline will initially be used for transportation of Braemar gas that has been sold to the Miller group for their water alternating gas project in the Miller field.

As part of an ongoing rationalization of the European Business Unit, Marathon reduced its U.K. leasehold interests from 34 blocks at the start of 2002 to 24 blocks as of December 31, 2002.

U.K. Atlantic Margin – Marathon has a non-operated interest averaging approximately 30 percent in the Foinhaven area. This is made up of a 28 percent interest in the main Foinhaven field, 47 percent of East Foinhaven and 20 percent of the single well T35 accumulation.

Production from the Foinaven fields averaged 31,000 net bpd and 9 net mmcfd in 2002, compared to 24,000 net bpd in 2001. Sales of Foinaven-associated gas via the West of Shetland pipeline system commenced in April 2002. All sales are to the outside-operated Magnus group. Full Foinaven export rates of gross 50 mmcfd were achieved in November after Magnus commissioned their gas injection compressor.

Ireland – Marathon holds a 100 percent interest in the Kinsale Head, Ballycotton and Southwest Kinsale fields in the Irish Celtic Sea. Natural gas sales were 81 net mmcfd in 2002, compared with 79 net mmcfd in 2001.

In fourth quarter 2002, Marathon announced it will be drilling and developing an additional subsea gas well in the Kinsale Head area. The Greensand subsea gas well, which is expected to be drilled in 2003, is designed to enhance the productivity of the main Kinsale Head natural gas producing Greensand reservoir. The well will target the southwestern part of the reservoir that is not being adequately drained by existing Kinsale Head platform wells.

During 2002, an agreement was entered into with the Seven Heads group to provide gas processing and transportation services, as well as field operating services for the Seven Heads gas being brought to the Kinsale offshore production facilities beginning in 2003. This agreement will result in Marathon providing capacity to process and transport between 60 mmcfd to 100 mmcfd of Seven Heads gas and enhances the value and utilization of Marathon’s Kinsale Head infrastructure.

During 2001, a petroleum lease was issued for the Corrib field in License 2/93, located 40 miles off the west coast of Ireland. The development will consist of six subsea wells, tied back to a processing terminal onshore via a 20-inch pipeline. Final planning approval for the onshore terminal is expected by the end of the first quarter of 2003. With approximately two years of onshore and offshore construction activities thereafter, production startup is targeted for first quarter of 2005. Marathon has an 18 percent non-operating interest in the Corrib field.

Norway – In the Norwegian North Sea, total net production averaged 800 bpd and 15 mmcfd in 2002. In 2000, Marathon participated in a project to modify the Heimdal platform to a processing and transportation center for third-party business. Marathon owns a 24 percent interest in the Heimdal field and gas-condensate processing center.

Marathon owns a 47 percent interest in the Vale field which is located northeast of the Heimdal field in 374 feet of water. This single subsea well tied back to the Heimdal platform came on line in June 2002. A further exploration prospect exists on this license and it is planned to drill in late 2003 or early 2004.

Following the successful acquisition of a 20 percent interest in license PL102, the Norwegian government approved the outside-operated Byggve/Skirne gas-condensate field plan of development. This two well development will be tied back to the Heimdal platform gas processing center, with first production expected early 2004. Condensate export will be via the Heimdal-Brae-Forties system and gas export via the Gasled, Statpipe or Vesterled systems.

Marathon also obtained interests in licenses PL088, PL150 and PL203 through acquisitions in 2001 and 2002. Ownership is currently 50 percent in licenses PL088 and PL150, and 65 percent in license PL203. Marathon obtained operatorship of the PL203 license from the Norwegian government in June 2002 and established an office in Stavanger, Norway. To further delineate and evaluate these licenses, two exploration wells are expected to be drilled on PL203 and one on PL088 in 2003.

In the Norwegian North Sea, between the Heimdal field and the U.K. North Sea Brae area, Marathon is evaluating the exploration potential on three additional licenses (PL025, PL187 and PL204) where Marathon holds interests of between 10 and 30 percent.

Netherlands – Marathon’s 50 percent equity method interest in CLAM Petroleum B. V. (“CLAM”) provides a five percent entitlement in the production from 25 gas fields, which provided sales of 25 net mmcfd of natural gas in 2002, compared with 31 net mmcfd in 2001. The decrease was mainly due to a planned shutdown to install and commission new export compression modules. In 2002, CLAM participated in four development wells and four exploration wells in the Dutch sector of the North Sea.

Independent of its interest in CLAM, Marathon holds a 24 percent working interest in the A-15 Block in the Dutch sector of the North Sea. Evaluation of the exploration potential is expected to continue during 2003.

West Africa

Equatorial Guinea—During 2002, in two separate transactions, Marathon acquired interests in the Alba field and certain other related assets.

On January 3, 2002, Marathon acquired certain interests from CMS Energy Corporation for $1.005 billion. Marathon acquired three entities that owned a combined 52 percent working interest in the Alba production sharing contract (“Alba PSC”) and a net 43 percent interest in an onshore liquefied petroleum gas processing plant through an equity method investee. Additionally, Marathon acquired a 45 percent net interest in an onshore methanol production plant through an equity method investee, which is reported in the Other Energy Related Business (“OERB”) segment.

On June 20, 2002, Marathon acquired 100 percent of the outstanding stock of Globex Energy, Inc. (“Globex”) for $155 million. Globex owned an additional 11 percent working interest in the Alba PSC and an additional net 9 percent interest in the onshore liquefied petroleum gas processing plant.

The existing production facilities include two offshore platforms, five wells and an onshore condensate stabilization plant. These facilities currently produce gross hydrocarbon volumes of 22,000 bpd of condensate and 130 mmcfd of gas.

The government of Equatorial Guinea approved the Alba PSC phase 2 development plan. The phase 2 development plan increases gross production capacity and expands the condensate recovery and LPG facilities to increase liquids processing capabilities. The first phase of additional development targeted for the Alba field is known as phase 2A. The project includes two new shallow water platforms, twelve new production and gas injection wells, pipelines and expansion of onshore condensate processing facilities and gas reinjection compression on Bioko Island. It is expected to increase gross condensate production to 46,000 (26,000 net) bpd. Gas not used in methanol production or fuel will be moved offshore for reinjection at a rate of approximately 600 gross mmcfd. The government of Equatorial Guinea approved the 2A project in September 2002. Construction of this project has commenced, with startup scheduled for fourth quarter of 2003. The second phase of additional development is known as phase 2B. This project is scheduled to further ramp up production in fourth quarter of 2004. The project includes a new LPG cryogenic gas plant and associated storage, marine terminal and fractionation equipment for propane and heavier gas components. This addition will accommodate additional gross production of 8,000 (4,000 net) bpd of condensate and 13,000 (7,500 net) bpd of LPG. Design work for this phase commenced during 2002 and the plan of development for phase 2B received government approval at the end of 2002. Future development of the Alba field is being considered to monetize the gas.

As a result of these acquisitions and the approval of the phase 2 development plan, Marathon added 305 million BOE to its proved reserves.

In 2002, Marathon drilled two development wells and acquired a three-dimensional (“3-D”) seismic survey in preparation for the production ramp-up associated with the phase 2 development of the Alba field. Production averaged 8,500 net bpd and 53 net mmcfd in 2002. The 2003 drilling program is scheduled for a total of six wells. Exploration plans for 2003 include the drilling of up to four wells, one of which will be a deeper test of the Alba field.

Gabon – Marathon is operator of the Tchatamba South, Tchatamba West and Marin fields with a 56 percent working interest. Production in Gabon averaged 16,700 net bpd of liquid hydrocarbons in 2002, compared with 16,000 net bpd in 2001.

In 2002, Marathon installed a 44-kilometer pipeline from the Tchatamba field to the outside-operated Cap Lopez pipeline system onshore and began producing oil into that line in December. The leased floating storage and offloading facility was released in January 2003, improving long-term reliability of export operations. Also in 2002, Marathon installed production facilities for the development of the Azile reservoir. The first completion in the Azile reservoir is scheduled for the first quarter of 2003. A development well is targeted for the Madiela reservoir for the first quarter of 2003.

Angola – In May 1999, Marathon was awarded working interests of 10 percent each in Blocks 31 and 32 offshore Angola. In September 2002, Marathon was awarded an additional 20 percent working interest in Block 32. Marathon participated in the first ultra-deepwater discovery offshore Angola in Block 31. The discovery, the Plutao 1-A, was drilled to a depth of 14,607 feet in 6,628 feet of water and tested 5,357 bpd through a 48/64 inch choke. Two exploration wells are planned for 2003 in Block 31. In Block 32, Marathon and co-venturers drilled the Gindungo 1 well to a depth of 15,665 feet in 4,756 feet of water. Plans are to test two zones in this well. One or two additional wells are planned for 2003 in Block 32.

Other International

Australia—Through the Globex acquisition, Marathon acquired a 13 percent working interest in the Stag field and three exploration blocks offshore western Australia. Current net production averages approximately 1,600 net bpd.

Canada – Net production in Canada averaged 4,300 bpd and 104 mmcfd in 2002, compared with 11,000 bpd and 123 mmcfd in 2001. The decline in production was related to divestitures of non-core conventional oil and gas and all heavy oil assets during 2001. Marathon’s onshore Canadian exploration efforts are concentrated in two areas of western Canada.

In south central Alberta, the success of Marathon’s drilling program exceeds ninety percent. The wells are shallow and the geologic setting is such that each well has several reservoir objectives. For 2003, 35 core area step-out wells are planned.

The second area of focus in western Canada is in the Milo Lake area of northern British Columbia. During 2002 and 2001, Marathon drilled two successful wells. The 2003 program includes plans to finish the installation of production facilities and pipelines, tie-in the two successful wells, startup production and drill three additional prospects.

In addition to three existing leases, Marathon was awarded two additional offshore Nova Scotia deepwater exploration licenses in 2002. Marathon has a 100 and 50 percent interest in exploration licenses (“EL”) 2410 and 2411, respectively. Marathon sold its 34 percent interest in EL 2384 (Torbrook) in 2002. This brings Marathon’s total offshore Nova Scotia exploration license acreage to 1.3 million gross acres, positioning Marathon as a major player in the developing deepwater Atlantic Canada Gas Province. One deepwater gas discovery well was drilled in 2002 in EL 2377 (Annapolis). It is anticipated that one to two deepwater wells will be drilled on Annapolis in 2003, and that an extensive 3-D seismic survey will be acquired on EL 2410 (Cortland) and EL 2411 (Empire) licenses.

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

Reserves

At December 31, 2002, Marathon’s net proved liquid hydrocarbon and natural gas reserves, including its proportionate share of equity investees’ net proved reserves, totaled approximately 1.3 billion BOE, of which 56 percent were located in the United States. (For purposes of determining BOE, natural gas volumes are converted to approximate liquid hydrocarbon barrels by dividing the natural gas volumes expressed in thousands of cubic feet (“mcf “) by six. The liquid hydrocarbon volume is added to the barrel equivalent of gas volume to obtain BOE.) On a BOE basis, excluding dispositions, Marathon replaced 262 percent of its 2002 worldwide oil and gas production. Including dispositions, Marathon replaced 259 percent of worldwide oil and gas production.

The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

Estimated Quantities of Net Proved Oil and Gas Reserves at December 31

	Developed			Developed and Undeveloped
(Millions of Barrels)	2002	2001	2000	2002	2001	2000

Liquid Hydrocarbons
United States	226	243	414	245	268	458
Europe	63	69	74	76	88	108
West Africa	113	14	18	203	17	23
Other International	11	11	39	13	13	128

Total Consolidated	413	337	545	537	386	717
Equity Investees(a)	177	178	—	183	184	—

WORLDWIDE	590	515	545	720	570	717

Developed reserves as % of total net proved reserves	81.9%	90.4%	76.0%

(Billions of Cubic Feet)
Natural Gas
United States	1,206	1,308	1,421	1,724	1,793	1,914
Europe	408	473	563	562	615	614
West Africa	552	—	—	653	—	—
Other International	290	308	381	379	399	477

Total Consolidated	2,456	2,089	2,365	3,318	2,807	3,005
Equity Investee(b)	36	32	52	59	51	89

WORLDWIDE	2,492	2,121	2,417	3,377	2,858	3,094

Developed reserves as % of total net proved reserves	73.8%	74.2%	78.1%

(Millions of Barrels)
Total BOE
United States	427	461	651	532	567	777
Europe	132	148	168	170	190	211
West Africa	205	14	18	312	17	23
Other International	59	62	103	76	79	208

Total Consolidated	823	685	940	1,090	853	1,219
Equity Investees(a)	183	183	9	193	193	15

WORLDWIDE	1,006	868	949	1,283	1,046	1,234

Developed reserves as % of total net proved reserves	78.4%	83.0%	76.9%

(a)	Represents Marathon’s equity interests in MKM and CLAM in 2002 and 2001 and CLAM in 2000.
(b)	Represents Marathon’s equity interest in CLAM.

The above estimates, which are forward-looking statements, are based on a number of assumptions, including (among others) prices, presently known physical data concerning size and character of the reservoirs, economic recoverability, production experience and other operating considerations. To the extent these assumptions prove inaccurate, actual recoveries could be different than current estimates.

For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see “Consolidated Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Estimated Quantities of Proved Oil and Gas Reserves” on pages F-40 through F-42. Marathon has filed reports with the U.S. Department of Energy (“DOE”) for the years 2001 and 2000 disclosing the year-end estimated oil and gas reserves. Marathon will file a similar report for 2002. The year-end estimates reported to the DOE are the same as the estimates reported in the Supplementary Information on Oil and Gas Producing Activities.

Delivery Commitments

Marathon has commitments to deliver fixed and determinable quantities of natural gas to customers under a variety of contractual arrangements.

In Alaska, Marathon has two long-term sales contracts with the local utility companies, which obligates Marathon to supply approximately 241 bcf of natural gas over the remaining life of these contracts. In addition, Marathon has a 30 percent ownership interest in a Kenai, Alaska, LNG plant and a proportionate share of the long-term LNG sales obligation to two Japanese utility companies. This obligation is estimated to total 155 bcf through the remaining life of the contract, which terminates March 31, 2009. These commitments are structured with variable-pricing terms. Marathon’s production from various gas fields in the Cook Inlet supply the natural gas to service these contracts. Marathon’s proved reserves and estimated production rates in the Cook Inlet sufficiently meet these contractual obligations.

In the U.K., Marathon has two long-term sales contracts with utility companies, which obligate Marathon to supply approximately 236 bcf of natural gas through September 2009. Marathon’s Brae area production, together with natural gas acquired for injection and subsequent resale, will supply the natural gas to service these contracts. Marathon’s Brae area proved reserves, acquired natural gas contracts and estimated production rates sufficiently meet these contractual obligations. The terms of these gas sales contracts also reflect variable-pricing structures.

Oil and Natural Gas Production

The following tables set forth daily average net production of liquid hydrocarbons and natural gas for each of the last three years:

Net Liquid Hydrocarbons Production(a) (e)
(Thousands of Barrels per Day)	2002	2001	2000

United States(b)	117	127	131
Europe(c)	52	46	29
West Africa(c)	25	16	16
Other International(c)	5	11	20

Total Consolidated	199	200	196
Equity Investees (MKM, CLAM and Sakhalin Energy)(c)	8	9	11

WORLDWIDE	207	209	207

Net Natural Gas Production(d) (e)
(Millions of Cubic Feet per Day)	2002	2001	2000

United States(b)	745	793	731
Europe	299	318	327
West Africa	53	—	—
Other International	104	123	143

Total Consolidated	1,201	1,234	1,201
Equity Investees (CLAM)	25	31	29

WORLDWIDE	1,226	1,265	1,230

(a)	Includes crude oil, condensate and natural gas liquids.
(b)	Amounts reflect production from leasehold ownership, after royalties and interests of others.
(c)	Amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(d)	Amounts exclude volumes purchased from third parties for injection and subsequent resale of 4 mmcfd in 2002, 8 mmcfd in 2001 and 11 mmcfd in 2000.
(e)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts shown are before royalties.

Productive and Drilling Wells

The following tables set forth productive wells and service wells for each of the last three years and drilling wells as of December 31, 2002.

Gross and Net Wells

2002	Productive Wells(a)				Service Wells(b)		Drilling Wells(c)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

United States	6,495	2,715	4,577	2,876	2,752	807	25	12
Europe	53	20	62	34	26	9	—	—
West Africa	6	3	9	5	1	1	1	1
Other International	485	226	1,529	1,032	47	16	2	2

Total Consolidated	7,039	2,964	6,177	3,947	2,826	833	28	15
Equity Investees(d)	2,298	742	85	4	1,002	174	2	—

WORLDWIDE	9,337	3,706	6,262	3,951	3,828	1,007	30	15

					Service Wells(b)
2001	Productive Wells(a)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
United States	6,550	2,415	4,828	2,935	2,852	856
Europe	53	20	63	35	27	9
West Africa	6	3	—	—	—	—
Other International	529	242	1,463	989	44	17

Total Consolidated	7,138	2,680	6,354	3,959	2,923	882
Equity Investees(d)	2,002	609	83	4	1,142	243

WORLDWIDE	9,140	3,289	6,437	3,963	4,065	1,125

2000	Productive Wells(a)				Service Wells(b)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
United States	8,013	3,113	2,526	1,275	3,103	976
Europe	54	18	66	34	25	9
West Africa	6	3	—	—	—	—
Other International	921	662	1,450	1,084	136	109

Total Consolidated	8,994	3,796	4,042	2,393	3,264	1,094
Equity Investees(d)	—	—	85	5	—	—

WORLDWIDE	8,994	3,796	4,127	2,398	3,264	1,094

(a)	Includes active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 357, 341 and 469 in 2002, 2001 and 2000, respectively. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b)	Consist of injection, water supply and disposal wells.
(c)	Consist of exploratory and development wells.
(d)	Represents MKM and CLAM in 2002 and 2001, and CLAM in 2000.

Drilling Activity

The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to “net” wells or production indicate Marathon’s ownership interest or share, as the context requires):

Net Productive and Dry Wells Completed(a)

		2002	2001	2000

United States(b)
Development(c)	– Oil	8	10	23
	– Gas	174	751	109
	– Dry	1	1	2

	Total	183	762	134
Exploratory(d)	– Oil	2	2	2
	– Gas	5	9	6
	– Dry	6	8	5

	Total	13	19	13

	Total United States	196	781	147
International(e)
Development(c)	– Oil	2	1	12
	– Gas	28	54	111
	– Dry	3	5	5

	Total	33	60	128
Exploratory(d)	– Oil	—	—	4
	– Gas	20	16	26
	– Dry	3	5	14

	Total	23	21	44
	Total International	56	81	172

	Total Worldwide	252	862	319

(a)	Includes the number of wells completed during the applicable year regardless of the year in which drilling was initiated. Does not include any wells where drilling operations were continuing or were temporarily suspended as of the end of the applicable year. A dry well is a well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion. A productive well is an exploratory or development well that is not a dry well.
(b)	Includes Marathon’s equity interest in MKM. The reduction from 2001 is primarily the result of fewer coal bed natural gas wells being drilled in Wyoming.
(c)	Indicates wells drilled in the proved area of an oil or gas reservoir.
(d)	Includes both wildcat and delineation wells.
(e)	Includes Marathon’s equity interest in CLAM and, in 2000, Marathon’s equity interest in Sakhalin Energy Investment Company Ltd. (“Sakhalin Energy”).

Oil and Gas Acreage

The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage that Marathon held as of December 31, 2002:

Gross and Net Acreage

	Developed		Undeveloped		Developed and Undeveloped
(Thousands of Acres)	Gross	Net	Gross	Net	Gross	Net

United States	1,682	404	3,372	1,636	5,054	2,040
Europe	378	302	1,394	491	1,772	793
West Africa	68	42	3,204	937	3,272	979
Other International	746	448	3,344	1,935	4,090	2,383

Total Consolidated	2,874	1,196	11,314	4,999	14,188	6,195
Equity Investees(a)	529	63	400	23	929	86

WORLDWIDE	3,403	1,259	11,714	5,022	15,117	6,281

(a)	Represents Marathon’s equity interests in MKM and CLAM.

Refining, Marketing and Transportation

RM&T operations are primarily conducted by MAP and its subsidiaries, including its wholly owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. Marathon holds a 62 percent interest in MAP and Ashland Inc. holds the remaining 38 percent interest.

Refining

MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per day. The table below sets forth the location and daily throughput capacity of each of MAP’s refineries as of December 31, 2002:

In-Use Refining Capacity
(Barrels per Day)
Garyville, LA	232,000
Catlettsburg, KY	222,000
Robinson, IL	192,000
Detroit, MI	74,000
Canton, OH	73,000
Texas City, TX	72,000
St. Paul Park, MN	70,000

TOTAL	935,000

MAP’s refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline. MAP’s refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha may be moved from Texas City and Catlettsburg to Robinson where excess reforming capacity is available; gas oil may be moved from Robinson to Detroit and Catlettsburg where excess fluid catalytic cracking unit capacity is available; and light cycle oil may be moved from Texas City to Robinson where excess desulfurization capacity is available.

MAP also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts. MAP manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries. Additionally, MAP manufactures aromatics, aliphatic hydrocarbons, cumene, base lube oil, polymer grade propylene and slack wax.

During 2002, MAP’s refineries processed 906,000 bpd of crude oil and 148,000 bpd of other charge and blend stocks. The following table sets forth MAP’s refinery production by product group for each of the last three years:

Refined Product Yields

(Thousands of Barrels per Day)	2002	2001	2000

Gasoline	581	581	552
Distillates	285	286	278
Propane	21	22	20
Feedstocks and Special Products	80	69	74
Heavy Fuel Oil	20	39	43
Asphalt	72	76	74

TOTAL	1,059	1,073	1,041

Planned maintenance activities requiring temporary shutdown of certain refinery operating units (“turnarounds”) are periodically performed at each refinery. MAP completed major turnarounds at its Robinson and St. Paul Park refineries in the fourth quarter of 2002.

The Garyville, Louisiana coker unit project achieved mechanical completion in October 2001 and was operating at full production capacity by mid-December 2001. To supply this new unit, MAP entered into a multi-year contract with P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos S.A., to purchase approximately 90,000 bpd of heavy Mayan crude oil. The contract was increased to approximately 100,000 bpd in July 2002.

At its Catlettsburg, Kentucky refinery, MAP has initiated a multi-year $350 million integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units that, in addition to improving profitability, will reduce the refinery’s total gasoline pool sulfur below 30 parts per million, thereby eliminating the need for additional low sulfur gasoline compliance investments at the refinery. The project is expected to be completed in late 2003.

Marketing

In 2002, MAP’s refined product sales volumes (excluding matching buy/sell transactions) totaled 19.1 billion gallons (1,247,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest, the upper Great Plains and the Southeast, and sales in the spot market, accounted for about 68 percent of MAP’s refined product sales volumes in 2002. Approximately 48 percent of MAP’s gasoline volumes and 90 percent of its distillate volumes were sold on a wholesale or spot market basis to independent unbranded customers or other wholesalers in 2002.

About half of MAP’s propane is sold into the home heating markets and industrial consumers purchase the balance. Propylene, cumene, aromatics, aliphatics, and sulfur are marketed to customers in the chemical industry. Base lube oils and slack wax are sold throughout the United States. Pitch is also sold domestically, but approximately 10 percent of pitch products are exported into growing markets in Canada, Mexico, India, and South America.

MAP markets asphalt through owned and leased terminals throughout the Midwest and Southeast. The MAP customer base includes approximately 900 asphalt-paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers.

The following table sets forth the volume of MAP’s consolidated refined product sales by product group for each of the last three years:

Refined Product Sales

(Thousands of Barrels per Day)	2002	2001	2000

Gasoline	773	748	746
Distillates	346	345	352
Propane	22	21	21
Feedstocks and Special Products	82	71	69
Heavy Fuel Oil	20	41	43
Asphalt	75	78	75

TOTAL	1,318	1,304	1,306

Matching Buy/Sell Volumes included in above	71	45	52

MAP sells reformulated gasoline in parts of its marketing territory, primarily Chicago, Illinois; Louisville, Kentucky; Northern Kentucky; and Milwaukee, Wisconsin. MAP also sells low-vapor-pressure gasoline in nine states.

As of December 31, 2002, MAP supplied petroleum products to about 3,800 Marathon and Ashland branded retail outlets located primarily in Michigan, Ohio, Indiana, Kentucky and Illinois. Branded retail outlets are also located in Florida, Georgia, Wisconsin, West Virginia, Minnesota, Tennessee, Virginia, Pennsylvania, North Carolina, South Carolina and Alabama.

Retail sales of gasoline and diesel fuel were also made through company-operated outlets by a wholly owned MAP subsidiary, Speedway SuperAmerica LLC (“SSA”). As of December 31, 2002, this subsidiary had 2,006 retail outlets in 13 states that sold petroleum products and convenience-store merchandise and services, primarily under the brand names “Speedway” and “SuperAmerica”. Excluding the former SSA travel centers contributed to Pilot Travel Centers LLC (“PTC”) in 2001, SSA’s revenues from the sale of convenience-store merchandise totaled $2.4 billion in 2002, compared with $2.3 billion in 2001. Profit levels from the sale of such merchandise and services tend to be less volatile than profit levels from the retail sale of gasoline and diesel fuel.

PTC, a joint venture with Pilot Corporation (“Pilot”), is the largest operator of travel centers in the United States with about 225 locations in 34 states. The travel centers offer diesel fuel, gasoline and a variety of other services, including on-premises brand name restaurants. PTC provides MAP with the opportunity to participate in the travel center business on a nationwide basis. Pilot and MAP each own a 50 percent interest in PTC.

On February 27, 2003, PTC purchased 60 retail travel centers including fuel inventory, merchandise and supplies. The 60 locations are in 15 states, primarily in the Midwest, Southeast and Southwest regions of the country.

During 2002, SSA sold all of its convenience stores in Tennessee and Louisiana and most of its stores in Georgia. On February 7, 2003, SSA announced the signing of a definitive agreement to sell all 193 of its convenience stores located in Florida, South Carolina, North Carolina and Georgia for $140 million plus store inventory. The transaction is anticipated to close in the second quarter of 2003, subject to any necessary regulatory approvals and customary closing conditions. MAP’s retail marketing strategy is focused on SSA’s Midwest operations, additional growth in the Marathon brand and continued growth for PTC.

Supply and Transportation

MAP obtains the crude oil it processes from negotiated contracts and spot purchases or exchanges. In 2002, MAP’s net purchases of U.S. produced crude oil for refinery input averaged 433,000 bpd, including a net 44,000 bpd from Marathon. In 2002, Canada was the source for 13 percent or 114,000 bpd of crude oil processed and other foreign sources supplied 39 percent or 359,000 bpd of the crude oil processed by MAP’s refineries, including approximately 215,000 bpd from the Middle East. This crude was acquired from various foreign national oil companies, producing companies and traders.

MAP operates a system of pipelines and terminals to provide crude oil to its refineries and refined products to its marketing areas. At December 31, 2002, MAP owned, leased or had an ownership interest in approximately 3,410 miles of crude oil trunk lines and 3,732 miles of product trunk lines. MAP owned a 47 percent interest in LOOP LLC (“LOOP”), which is the owner and operator of the only U.S. deepwater oil port, located 18 miles off the coast of Louisiana; a 50 percent interest in LOCAP LLC, which owns a crude oil pipeline connecting LOOP and the Capline system; and a 37 percent interest in the Capline system, a large diameter crude oil pipeline extending from St. James, Louisiana to Patoka, Illinois.

MAP also has a 33 percent ownership interest in Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP’s St. Paul Park, Minnesota refinery.

As of December 31, 2002, MAP had a 33 percent ownership interest in Centennial Pipeline LLC, and Marathon Ashland Pipe Line LLC has been designated operator of the pipeline. The Centennial Pipeline system that connects Gulf Coast refineries with the Midwest market has the initial design capacity to transport approximately 210,000 barrels per day of refined petroleum products and began deliveries of refined products in April 2002.

On February 10, 2003, MAP increased its ownership in Centennial Pipeline LLC from 33 percent to 50 percent and as of that date, Centennial Pipeline LLC is owned 50 percent each by MAP and TE Products Pipeline Company, Limited Partnership.

A MAP subsidiary, Ohio River Pipe Line LLC (“ORPL”), is building a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company, and the pipeline will be an interstate common carrier pipeline. The pipeline is currently known as Cardinal Products Pipeline and is expected to initially move approximately 50,000 barrels per day of refined petroleum into the central Ohio region. ORPL has secured all of the rights-of-way required to build the pipeline, and final permits required to build the pipeline have been approved. Construction on the pipeline began in August 2002, with startup of the pipeline expected midyear 2003.

MAP’s eighty-six light product and asphalt terminals are strategically located throughout the Midwest, upper Great Plains and Southeast. These facilities are supplied by a combination of pipelines, barges, rail cars and/or trucks. MAP’s marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries and the Intercoastal Waterway. MAP also leases and owns rail cars in various sizes and capacities for movement and storage of petroleum products and a large number of tractors, tank trailers and general service trucks.

The above RM&T discussions include forward-looking statements concerning anticipated completion of refinery projects, start-up of a pipeline project and the disposition of SSA stores. Some factors that could potentially cause actual results for the refinery and pipeline projects to differ materially from present expectations include (among others) price of petroleum products, levels of cash flow from operations, unforeseen hazards such as weather conditions and the completion of construction. Some factors that could affect the SSA store sales include the inability or delay in obtaining necessary government and third party approvals, and satisfaction of customary closing conditions. This forward-looking information may prove to be inaccurate and actual results may differ from those presently anticipated.

Other Energy Related Businesses

Marathon operates other businesses that market and transport its own and third-party natural gas, crude oil and products manufactured from natural gas, such as LNG and methanol, primarily in the United States, Europe and West Africa. Some of these businesses, as well as other business projects under development, comprise Marathon’s emerging integrated gas strategy.

Marathon owns an interest in the following pipeline systems that were not contributed to MAP: a 29 percent interest in Odyssey Pipeline LLC and a 28 percent interest in Poseidon Oil Pipeline Company, LLC (both Gulf of Mexico crude oil pipeline systems); a 24 percent interest in Nautilus Pipeline Company, LLC and a 24 percent interest in Manta Ray Offshore Gathering Company, LLC (both Gulf of Mexico natural gas pipeline systems); and a 17 percent interest in Explorer Pipeline Company and a 3 percent interest in Colonial Pipeline Company (both light product pipeline systems extending from the Gulf of Mexico to the Midwest and East Coast, respectively).

Marathon owns a 34 percent ownership interest in the Neptune natural gas processing plant located in St. Mary Parish, Louisiana, which commenced operations on March 20, 2000. The plant has the capacity to process 300 mmcfd of natural gas, which is transported on the Nautilus pipeline system.

In addition to the sale of its own oil and natural gas production, Marathon purchases oil and gas from third party producers and marketers for resale.

Marathon owns a 30 percent ownership in a Kenai, Alaska, natural gas liquefication plant and leases two 87,500 cubic meter tankers used to transport LNG to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon’s natural gas production in the Cook Inlet. From the first production in 1969, the LNG has been sold under a long-term contract with two of Japan’s largest utility companies. Marathon has a 30 percent participation in this contract, which has been extended to continue through March 31, 2009. LNG deliveries totaled 63 gross bcf (19 net bcf) in 2002.

On January 3, 2002, Marathon acquired a 45 percent interest in a methanol plant located in Malabo, Equatorial Guinea from CMS Energy. Feedstock for the plant is supplied from a portion of Marathon’s natural gas production in the Alba field. Methanol production totaled 719,000 gross metric tons (324,000 net metric tons) in 2002. Production from the plant is used to supply customers in Europe and the U.S.

In August 2002, Marathon acquired the rights to deliver up to 58 bcf of LNG annually to the Elba Island LNG terminal in Savannah, Georgia. The contract has a 17-year term with an option to extend for an additional five-year period. The agreement provides for the right to deliver LNG under a put option with the operator of the facility and, under certain conditions, take redelivery of natural gas for onward sale to third parties.

Marathon’s Atlantic Basin integrated gas activity centers around the monetization of Marathon’s gas reserves from the Alba field. This proposed project would involve construction of an LNG facility located on Bioko Island, Equatorial Guinea. LNG is likely to be shipped to the United States or Europe where it will be regasified and sold into the marketplace. Approvals are required from the partners and government of Equatorial Guinea.

Marathon’s Pacific Basin integrated gas activity centers around construction of the Tijuana Regional Energy Center. The proposed project, to be located near Tijuana, Mexico, is an integrated complex planned to consist of a 750 mmcf per day LNG offloading terminal and regasification plant, a 1,200-megawatt power generation plant, a 20-million gallon per day water desalination plant, wastewater treatment facilities and natural gas pipeline infrastructure. Currently, Marathon is proceeding with regulatory reviews and permits as required by federal authorities in Mexico. Assuming regulatory approval and the development of a successful commercial structure and financing plan, construction of the facilities is scheduled to begin in 2003 with expected startup in 2006.

The above OERB discussion contains forward looking statements concerning the Tijuana Regional Energy Center. Some factors, but not necessarily all factors that could adversely affect these expected results include unforeseen difficulty in negotiation of definitive agreements among project participants, identification of additional participants to reach optimum levels of participation, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects, environmental issues, availability or construction of sufficient LNG vessels, and government review and approval of the required permits.

Competition and Market Conditions

Strong competition exists in all sectors of the oil and gas industry and, in particular, in the exploration and development of new reserves. Marathon competes with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and other properties, for the equipment and labor required to develop and operate those properties and in the marketing of oil and natural gas to end-users. Many of Marathon’s competitors have financial and other resources greater than those available to Marathon. As a consequence, Marathon may be at a competitive disadvantage in bidding for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving front-end bonus payments or commitments-to-work programs. Marathon also competes in attracting and retaining personnel, including geologists, geophysicists and other specialists. Based on industry sources, Marathon believes it currently ranks eighth among U.S.-based petroleum corporations on the basis of 2001 worldwide liquid hydrocarbon and natural gas production.

Marathon through MAP must also compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks sixth among U.S. petroleum companies on the basis of crude oil refining capacity as of January 1, 2003. MAP competes in four distinct markets – wholesale, spot, branded and retail distribution—for the sale of refined products and believes it competes with about forty companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; about eighty-seven companies in the sale of petroleum products in the spot market; eleven refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and approximately six hundred petroleum product retailers in the retail sale of petroleum products. Marathon competes in the convenience store industry through SSA’s retail outlets. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other merchandise and services. Some locations also have on-premises brand-name restaurants such as Subway™ and Taco Bell™. Marathon also competes in the travel center industry through its 50 percent ownership in PTC.

Marathon’s operating results are affected by price changes in crude oil, natural gas and petroleum products, as well as changes in competitive conditions in the markets it serves. Generally, results from production operations benefit from higher crude oil and natural gas prices while refining and marketing margins may be adversely affected by crude oil price increases. Market conditions in the oil and gas industry are cyclical and subject to global economic and political events and new and changing governmental regulations.

The Separation

On December 31, 2001, pursuant to an Agreement and Plan of Reorganization dated as of July 31, 2001 (“Reorganization Agreement”), Marathon completed the Separation, in which:

•	its wholly owned subsidiary United States Steel LLC converted into a Delaware corporation named United States Steel Corporation and became a separate, publicly traded company; and

•	USX Corporation changed its name to Marathon Oil Corporation.

Marathon and its subsidiaries are continuing the energy business that comprised the Marathon Group of USX Corporation.

Assumption of Indebtedness and Other Obligations by United States Steel

Prior to the Separation, Marathon managed most of its financial activities on a centralized, consolidated basis and, in its financial statements, attributed amounts that related primarily to the following items to the Marathon Group and the U.S. Steel Group on the basis of their cash flows for the applicable periods and the initial capital structure for each group:

•	invested cash;

•	short-term and long-term debt, including convertible debt, and related net interest and other financing costs; and

•	preferred stock and related dividends.

The following items, however, were specifically attributed to, and reflected in their entirety in the financial statements of, the group to which they related:

•	leases;

•	collateralized financings;

•	indexed debt instruments;

•	financial activities of consolidated entities that were not wholly owned subsidiaries; and

•	transactions that related to securities convertible solely into common stock that tracked the performance of the Marathon Group or the U.S. Steel Group.

These attributions were for accounting purposes only and did not reflect the legal ownership of cash or the legal obligations to pay and discharge debt or other obligations.

In connection with the Separation:

•	United States Steel and its subsidiaries incurred indebtedness to third parties and assumed various obligations from Marathon in an aggregate amount approximately equal to all the net amounts attributed to the U. S. Steel Group immediately prior to the Separation, both absolute and contingent, less the amount of a $900 million value transfer (the “Value Transfer”); and

•	Marathon and its subsidiaries remained responsible for all the liabilities attributed to the Marathon Group, both absolute and contingent, plus the Value Transfer.

These arrangements required a post-Separation cash settlement of $54 million between Marathon and United States Steel following the audit of the balance sheets for both the Marathon Group and the U. S. Steel Group as of December 31, 2001, in order to ensure that the Value Transfer was $900 million. At December 31, 2001, Marathon had a $54 million settlement receivable from United States Steel arising from the allocation of net debt and other financings at the time of the Separation, which was paid on February 6, 2002.

As a result of its assumption of various items of indebtedness and other obligations from its former parent entity in the Holding Company Reorganization, Marathon remained obligated after the Separation for the following items of indebtedness and other obligations that were attributed to the U.S. Steel Group in accordance with the provisions of the Reorganization Agreement:

•	obligations under industrial revenue bonds related to environmental projects for current and former U. S. Steel Group facilities, with maturities ranging from 2009 through 2033;

•	sale-leaseback financing obligations under a lease for equipment at United States Steel’s Fairfield Works facility, with the lease term extending to 2012, subject to extensions;

•	obligations relating to various lease arrangements accounted for as operating leases and various guarantee arrangements, all of which were assumed by United States Steel; and

•	other guarantees referred to under “Relationship Between Marathon and United States Steel After the Separation – Financial Matters Agreement” below.

As contemplated by the Reorganization Agreement, Marathon and United States Steel entered into a financial matters agreement to reflect United States Steel’s agreement to assume and discharge all of Marathon’s obligations referred to above. For additional information relating to the financial matters agreement, see “Relationship Between Marathon and United States Steel After the Separation – Financial Matters Agreement” below.

Relationship Between Marathon and United States Steel After the Separation

As a result of the Separation, Marathon and United States Steel are separate companies, and neither has any ownership interest in the other. Thomas J. Usher is chairman of the board of both companies, and, as of December 31, 2002, four of the nine remaining members of Marathon’s board of directors are also directors of United States Steel.

In connection with the Separation and pursuant to the Plan of Reorganization, Marathon and United States Steel have entered into a series of agreements governing their relationship subsequent to the Separation and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Separation. The following is a description of the material terms of those agreements.

Financial Matters Agreement

Marathon and United States Steel have a financial matters agreement that provides for United States Steel’s assumption of the obligations under Marathon’s outstanding industrial revenue bonds, the sale-leaseback financing arrangement and the lease and guarantee obligations referred to above under “The Separation— Assumption of Indebtedness and Other Obligations by United States Steel” on page 20. Under the financial matters agreement, United States Steel has assumed and agreed to discharge all Marathon’s principal repayment, interest payment and other obligations under those industrial revenue bonds and lease and guarantee arrangements described above, including any amounts due on any default or acceleration of any of those obligations, other than any default caused by Marathon.

The financial matters agreement also provides that, on or before the tenth anniversary of the Separation, United States Steel will provide for Marathon’s discharge from any remaining liability under any of the assumed industrial revenue bonds. United States Steel may accomplish that discharge by refinancing or, to the extent not refinanced, paying Marathon an amount equal to the remaining principal amount of, all accrued and unpaid debt service outstanding on, and any premium required to immediately retire, the then outstanding industrial revenue bonds. $2 million of the industrial revenue bonds are scheduled to mature in the period extending through December 31, 2009.

Under the financial matters agreement, United States Steel shall have the right to exercise all of the existing contractual rights under the lease obligations assumed from Marathon, including all rights related to purchase options, prepayments or the grant or release of security interests. United States Steel shall have no right to increase amounts due under or lengthen the term of any of the assumed lease obligations without the prior consent of Marathon other than extensions set forth in the terms of the assumed lease obligations.

The financial matters agreement also requires United States Steel to use commercially reasonable efforts to have Marathon released from its obligations under a guarantee Marathon provided with respect to all United States Steel’s obligations under a partnership agreement between United States Steel, as general partner, and General Electric Credit Corporation of Delaware and Southern Energy Clairton, LLC, as limited partners. United States Steel may dissolve the partnership under certain circumstances including if it is required to fund accumulated cash shortfalls of the partnership in excess of $150 million. In addition to the normal commitments of a general partner, United States Steel has indemnified the limited partners for certain income tax exposures.

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

United States Steel’s obligations to Marathon under the financial matters agreement are general unsecured obligations that rank equal to United States Steel’s accounts payable and other general unsecured obligations. The financial matters agreement does not contain any financial covenants, and United States Steel is free to incur additional debt, grant mortgages on or security interests in its property and sell or transfer assets without our consent.

Tax Sharing Agreement

Marathon and United States Steel have a tax sharing agreement that applies to each of their consolidated tax reporting groups. Provisions of this agreement include the following:

•	for any taxable period, or any portion of any taxable period, ended on or before December 31, 2001, unpaid tax sharing payments will be made between Marathon and United States Steel generally in accordance with the general tax sharing principles in effect prior to the Separation;

•	no tax sharing payments will be made with respect to taxable periods, or portions thereof, beginning after December 31, 2001; and

•	provisions relating to the tax and related liabilities, if any, that result from the Separation ceasing to qualify as a tax-free transaction and limitations on post-Separation activities that might jeopardize the tax-free status of the Separation.

Under the general tax sharing principles in effect prior to the Separation:

•	the taxes payable by each of the Marathon Group and the U.S. Steel Group were determined as if each of them had filed its own consolidated, combined or unitary tax return; and

•	the U.S. Steel Group would receive the benefit, in the form of tax sharing payments by the parent corporation, of the tax attributes, consisting principally of net operating losses and various credits, that its business generated and the parent used on a consolidated basis to reduce its taxes otherwise payable.

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

In the tax sharing agreement, each of Marathon and United States Steel promised the other party that it:

•	would not, prior to January 1, 2004, take various actions or enter into various transactions that might, under section 355 of the Internal Revenue Code of 1986, jeopardize the tax-free status of the Separation; and

•	would be responsible for, and indemnify and hold the other party harmless from and against, any tax and related liability, such as interest and penalties, that results from the Separation ceasing to qualify as tax-free because of its taking of any such action or entering into any such transaction.

The prescribed actions and transactions include:

•	the liquidation of Marathon or United States Steel; and

•	the sale by Marathon or United States Steel of its assets, except in the ordinary course of business.

In case a taxing authority seeks to collect a tax liability from one party that the tax sharing agreement has allocated to the other party, the other party has agreed in the sharing agreement to indemnify the first party against that liability.

Even if the Separation otherwise qualified for tax-free treatment under section 355 of the Internal Revenue Code, the Separation may become taxable to Marathon under section 355(e) of the Internal Revenue Code if capital stock representing a 50 percent or greater interest in either Marathon or United States Steel is acquired, directly or indirectly, as part of a plan or series of related transactions that include the Separation. For this purpose, a “50 percent or greater interest” means capital stock possessing at least 50 percent of the total combined voting power of all classes of stock entitled to vote or at least 50 percent of the total value of shares of all classes of capital stock. To minimize this risk, both Marathon and United States Steel agreed in the tax sharing agreement that they would not enter into any transactions or make any change in their equity structures that could cause the Separation to be treated as part of a plan or series of related transactions to which those provisions of section 355(e) of the Internal Revenue Code may apply. If an acquisition occurs that results in the Separation being taxable under section 355(e) of the Internal Revenue Code, the agreement provides that the resulting corporate tax liability will be borne by the party involved in that acquisition transaction.

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

License Agreement

Marathon and United States Steel have entered into a license agreement under which Marathon granted to United States Steel a non-exclusive, fully paid, worldwide license to use the “USX” name and various trade secrets, know-how and intellectual property rights previously used in connection with the business of both companies. The license agreement provides that United States Steel may use these rights solely in the conduct of its internal business. It also provides United States Steel with the right to sublicense these rights to any of its subsidiaries. The license agreement provides for a perpetual term, so long as United States Steel performs its obligations under the agreement.

Insurance Assistance Agreement

Marathon and United States Steel have an insurance assistance agreement, which provides for:

•	the division of responsibility for joint insurance arrangements; and

•	the entitlement to insurance claims and the allocation of deductibles with respect to claims associated with pre-Separation periods.

Under the insurance assistance agreement:

•	Marathon is entitled to all rights in and to all claims and is solely liable for the payment of uninsured retentions and deductibles arising out of or relating to pre-Separation events or conditions exclusively associated with the business of the Marathon Group;

•	United States Steel is entitled to all rights in and to all claims and is solely liable for the payment of uninsured retentions and deductibles arising out of or relating to pre-Separation events or conditions exclusively associated with the business of the U. S. Steel Group;

•	Marathon is entitled to 65 percent and United States Steel is entitled to 35 percent of all rights in and to all claims, and Marathon and United States Steel are liable on the same percentage basis for the payment of uninsured retentions and deductibles, arising out of or relating to pre-Separation events or conditions and not related exclusively to either the Marathon Group or the U.S. Steel Group; and

•	the cost of extended reporting insurance for pre-Separation periods will be split between Marathon and United States Steel on a 65 percent-35 percent basis, respectively, if both companies elect to purchase the same extended reporting insurance.

Transition Services Agreement

Marathon and United States Steel had a transition services agreement that governed the provision of the common corporate support services and inter-unit computer services until December 31, 2002. Common corporate support services included services personnel at the former Pittsburgh corporate headquarters historically provided prior to the Separation.

Obligations Associated with the Separation as of December 31, 2002

As of December 31, 2002, Marathon has identified the following obligations totaling $705 million that arise from the Separation of United States Steel:

•	$470 million of obligations under industrial revenue bonds related to environmental projects for current and former U. S. Steel Group facilities, with maturities ranging from 2009 through 2033 and related accrued interest payable of $5 million;

•	$81 million of sale-leaseback financing obligations under a lease for equipment at United States Steel’s Fairfield Works facility, with the lease term extending to 2012, subject to extensions;

•	$131 million of operating lease obligations, of which $78 million was in turn assumed by purchasers of major equipment used in plants and operations of United States Steel divested by Marathon;

•	a guarantee of United States Steel’s $18 million contingent obligation to repay certain distributions from its 50 percent owned joint venture PRO-TEC Coating Company; and

•	a guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners, of which no outstanding unpaid amounts have been reported.

Of the total $705 million, obligations of $556 million and corresponding receivables from United States Steel were recorded on Marathon’s consolidated balance sheet. The remaining $149 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

Environmental Matters

Marathon maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of Marathon’s Board of Directors. Marathon’s Health, Environment and Safety organization has the responsibility to ensure that Marathon’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Health, Environment and Safety Management Committee, which is comprised of officers of Marathon, is charged with reviewing its overall performance with various environmental compliance programs. Marathon has also formed an Emergency Management Team, composed of senior management, which will oversee the response to any major emergency environmental incident involving Marathon or any of its properties.

Marathon’s businesses are subject to numerous laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act (“CAA”) with respect to air emissions, the Clean Water Act (“CWA”) with respect to water discharges, the Resource Conservation and Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response. In addition, many states where Marathon operates have similar laws dealing with the same matters.

These laws and their associated regulations are subject to frequent change and many of them have become more stringent. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on Marathon for the conduct of others or conditions others have caused, or for Marathon’s acts that complied with all applicable requirements when we performed them. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable, due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been finalized or, in some instances, are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and its implementing regulations, new water quality standards and stricter fuel regulations, could result in increased capital, operating and compliance costs.

For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see “Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies” on page 43 and “Legal Proceedings” on page 27.

Marathon has incurred and will continue to incur capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures are not ultimately reflected in the prices of Marathon’s products and services, Marathon’s operating results will be adversely affected. Marathon believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil or refined products.

During the past decade, MAP has received a number of notices of alleged violations of environmental laws from the U.S. Environmental Protection Agency (the “EPA”) and state environmental agencies. In some cases, MAP has entered into consent decrees or orders that require it to pay fines or install pollution controls to settle its alleged liability. The most significant of these examples was MAP’s agreement to settle alleged violations of several environmental laws, including New Source Review regulations, with a consent decree in 2001. The consent decree requires MAP to complete certain agreed upon environmental control programs with total one-time expenditures of approximately $360 million over an eight-year period, with about $230 million remaining over the next six years. The impact of this settlement on on-going operating expenses is not expected to be material. The decree also requires MAP to perform supplemental environmental projects which will cost approximately $9 million. These supplemental environmental projects were undertaken as part of this settlement of an enforcement action for alleged CAA violations. In addition, MAP paid a $3.8 million penalty in 2001. MAP believes that this settlement will provide increased permitting and operating flexibility while achieving emission reductions.

Air

Of particular significance to MAP are new EPA regulations that require reduced sulfur levels in the manufacture of gasoline and diesel fuel. Marathon estimates that MAP’s combined capital costs to achieve compliance with these rules could amount to approximately $900 million, which includes costs that could be incurred as part of other refinery upgrade projects, between 2002 and 2006. Some factors that could potentially affect MAP’s gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, further refinement of preliminary engineering studies and project scopes and unforeseen hazards.

In July 1997, the EPA promulgated more stringent revisions to the National Ambient Air Quality Standards (“NAAQS”) for ozone and particulate matter. These revisions had been vacated by the Court of Appeals for the District of Columbia and remanded to the EPA for further action. The EPA sought review of the matter by the United States Supreme Court, and the Supreme Court heard the case in the fall of 2000. On February 27, 2001, the Supreme Court affirmed in part, reversed in part and remanded the case to the EPA to develop a reasonable interpretation of the non-attainment implementation provisions insofar as they relate to the revised ozone NAAQS. On remand, the EPA stood firm on the new eight-hour ozone standard and recently stated its intention to promulgate a final rule by December 2003, but another part of this case remains with the D.C. Circuit Court of Appeals for further determination. Additionally, in 1998, the EPA published a nitrogen oxide (“NOx”) State Implementation Plan (“SIP”) call, which would require approximately 20 states, including many states where Marathon has operations, to revise their SIPs to reduce NOx emissions. In December 1999, the EPA granted a petition from several northeastern states requesting that stricter NOx standards be required of “upwind” midwestern states, including several states where Marathon has refineries. The impact of the revised NAAQS and NOx standards could be significant to Marathon, but the potential financial effects cannot be reasonably estimated until the EPA takes further action on the revised ozone NAAQS (along with any further judicial review) and the states, as necessary, develop and implement revised SIPs in response to the revised NAAQS and NOx standards.

Water

Marathon maintains numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and has implemented systems to oversee its compliance efforts. In addition, Marathon is regulated under OPA-90, which amended the CWA. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of such releases OPA-90 requires responsible companies to pay resulting removal costs and damages, provides for civil penalties and imposes criminal sanctions for violations of its provisions.

Additionally, OPA-90 requires that new tank vessels entering or operating in U.S. waters be double hulled and that existing tank vessels that are not double-hulled be retrofitted or removed from U.S. service, according to a phase-out schedule. As of December 31, 2002, all of the barges used in MAP’s river transportation operations meet the double-hulled requirements of OPA-90.

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

Solid Waste

Marathon continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks (“USTs”) containing regulated substances. Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance with this statute cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined.

Remediation

Marathon owns or operates certain retail outlets where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states, which administer their own UST programs. Marathon’s obligation to remediate such contamination varies, depending on the extent of the releases and the stringency of the laws and regulations of the states in which it operates. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement fund once the applicable deductible has been satisfied. Accruals for remediation expenses and associated reimbursements are established for sites where contamination has been determined to exist and the amount of associated costs is reasonably determinable.

As a general rule, Marathon and Ashland retained responsibility for certain remediation costs arising out of the prior ownership and operation of businesses transferred to MAP. Such continuing responsibility, in certain situations, may be subject to threshold or sunset agreements, which gradually diminish this responsibility over time.

Properties

The location and general character of the principal oil and gas properties, refineries and gas plants, pipeline systems and other important physical properties of Marathon have been described previously. Except for oil and gas producing properties, which generally are leased, or as otherwise stated, such properties are held in fee. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. At the date of acquisition of important properties, titles were examined and opinions of counsel obtained, but no title examination has been made specifically for the purpose of this document. The properties classified as owned in fee generally have been held for many years without any material unfavorably adjudicated claim.

The basis for estimating oil and gas reserves is set forth in “Consolidated Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Estimated Quantities of Proved Oil and Gas Reserves” on pages F-40 through F-42.

Property, Plant and Equipment Additions

For property, plant and equipment additions, see “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Capital Expenditures” on page 38.

Employees

Marathon had 28,166 active employees as of December 31, 2002, including 25,166 MAP employees. Of the total number of MAP employees, 18,705 were employees of Speedway SuperAmerica LLC, most of whom were employees at retail marketing outlets.

Certain hourly employees at the Catlettsburg and Canton refineries are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union under labor agreements that expire on January 31, 2006. The same union represents certain hourly employees at the Texas City refinery under a labor agreement that expires on March 31, 2006. The International Brotherhood of Teamsters represents certain hourly employees at the St. Paul Park and Detroit refineries under labor agreements that are scheduled to expire on May 31, 2006 and January 31, 2007, respectively.

Available Information

Our Internet address is www.marathon.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

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

Natural Gas Royalty Litigation

Marathon was served in two qui tam cases, which allege that federal and Indian lessees violated the False Claims Act with respect to the reporting and payment of royalties on natural gas and natural gas liquids. The first case, U.S. ex rel Jack J. Grynberg v. Alaska Pipeline Co., et al. is primarily a gas measurement case, and the second case, U.S. ex rel Harrold e. Wright v. Agip Petroleum Co. et al, is primarily a gas valuation case. These cases assert that false claims have been filed by lessees and that penalties, damages and interest total more than $25 billion. The Department of Justice has announced that it would intervene or has reserved judgment on whether to intervene against specified oil and gas companies and also announced that it would not intervene against certain other defendants including Marathon. In July 2001, the court in the consolidated proceeding denied defendants’ motions to dismiss. The matters are in the discovery phase and Marathon intends to vigorously defend these cases.

Cajun Express Arbitration

In September, 2002, Marathon settled its pending arbitration with Transocean Sedco Forex Inc. arising from Marathon’s cancellation of the Cajun Express rig contract on July 5, 2001. Transocean’s July 19, 2001 demand for arbitration sought net lost revenue of an unspecified amount. The contract may have generated $90 million in gross revenues over the remainder of the 18 month period. The settlement terms included payment of a portion of the disputed claim resulting in a $9 million after-tax loss.

Environmental Proceedings

The following is a summary of proceedings involving Marathon that were pending or contemplated as of December 31, 2002, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management’s belief set forth in the first paragraph under Item 3. “Legal Proceedings” above takes such matters into account.

Claims under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to facilitate the cleanup of hazardous substances without regard to fault. Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, Marathon is unable to reasonably estimate its ultimate cost of compliance with CERCLA.

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

At December 31, 2002, Marathon had been identified as a PRP at a total of 11 CERCLA waste sites. Based on currently available information, which is in many cases preliminary and incomplete, Marathon believes that its liability for cleanup and remediation costs in connection with all but one of these sites will be under $1 million per site, and most will be under $100,000. Marathon believes that its liability for cleanup and remediation costs in connection with the one remaining site will be under $4 million.

In addition, there are four sites where Marathon has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

There are also 82 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 10 were associated with properties conveyed to MAP by Ashland which have retained liability for all costs associated with remediation. Based on currently available information, which is in many cases preliminary and incomplete, Marathon believes that its liability for cleanup and remediation costs in connection with 12 of these sites will be under $100,000 per site, 28 sites have potential costs between $100,000 and $1 million per site, 13 sites may involve remediation costs between $1 million and $5 million per site and 6 sites have incurred remediation costs of more than $5 million per site. Of the 6 sites, only 1 site as described in the following paragraph has future costs that are estimated to exceed $5 million. There are 13 sites with insufficient information to estimate future remediation costs.

There is one site that involves a remediation program in cooperation with the Michigan Department of Environmental Quality at a closed and dismantled refinery site located near Muskegon, Michigan. During the next 10 to 20 years, Marathon anticipates spending less than $7 million at this site. Expenditures in 2003 are expected to be approximately $500,000. Additionally, negotiations are taking place with the Michigan Department of Environmental Quality to eventually perform a risk-based closure on this site.

On December 3, 2001, Illinois EPA (“IEPA”) issued a NOV to MAP arising out of the sinking of a floating roof on a storage tank at a Martinsville, Illinois facility. A storm and heavy rainfall caused the floating roof to sink. MAP believes it may have an emergency or malfunction defense. This matter has been referred to the Illinois Attorney General’s office for enforcement proceedings.

In March, 2002, MAP attended a meeting with the Illinois EPA concerning MAP’s self reporting of possible emission exceedences and permitting issues related to some storage tanks at MAP’s Robinson, Illinois facility. In late April, MAP submitted to IEPA a comprehensive settlement proposal which was rejected by IEPA. We have had subsequent discussions with IEPA and the Illinois Attorney General’s office and anticipate additional meetings and discussions in the coming months.

The Kentucky Natural Resources and Environmental Cabinet (the “Cabinet) issued the MAP Catlettsburg, Kentucky refinery a Notice of Violation regarding the Tank 845 rupture which occurred in November of 1999. The tank rupture caused the tank’s contents to be released onto the ground and adjoining retention area. MAP has been involved in discussions with the Cabinet to resolve this matter through an agreed Administrative Order. MAP is optimistic that this matter may be resolved in 2003 and the civil penalty will be in the range of $90,000 to $120,000.

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

MAP entered into a Consent Decree in July of 2002 with the State of Ohio regarding air compliance matters at its Canton refinery during both Ashland’s and MAP’s term of ownership and operation. The Consent Decree required $350,000 in payments which included a penalty of $216,500, several Supplemental Environmental Projects and the funding of a community notification system. The Consent Decree is being implemented.

In July, 2002, Marathon received a Notice of Enforcement from the State of Texas for alleged excess air emissions from its Yates Gas Plant and production operations on its Kloh lease. The Notices did not compute a penalty or fine for these pending enforcement actions.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The principal market on which the Company’s common stock is traded is the New York Stock Exchange. Information concerning the high and low sales prices for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-37.

As of January 31, 2003, there were 64,857 registered holders of Marathon common stock.

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

On January 29, 2003, Marathon amended the Rights Agreement, dated as of September 28, 1999, as amended, between Marathon and National City Bank, as successor rights agent. The Rights Agreement was amended so that the Rights to Purchase Series A Junior Preferred Stock expired on January 31, 2003, more than six years earlier than initially specified in the plan.

Item 6. Selected Financial Data

See page F-46.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon Oil Corporation (“Marathon”), formerly USX Corporation, is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary, Marathon Ashland Petroleum LLC (“MAP”); and other energy related businesses. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX–Marathon Group common stock, which was intended to reflect the performance of Marathon’s energy business, and USX–U. S. Steel Group common stock (“Steel Stock”), which was intended to reflect the performance of Marathon’s steel business. On December 31, 2001, USX Corporation disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel Corporation (“United States Steel”) to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the “Separation”) and changed its name to Marathon Oil Corporation.

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting the businesses of Marathon. These statements typically contain words such as “anticipates”, “believes”, “estimates”, “expects”, “targets” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of Marathon, see “Disclosures Regarding Forward-Looking Statements” on page 2.

Unless specifically noted, amounts for MAP do not reflect any reduction for the 38 percent interest held by Ashland Inc. (“Ashland”).

Management’s Discussion and Analysis of Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the year. Actual results could differ from the estimates and assumptions used.

Certain accounting estimates are considered to be critical a) if such estimates require assumptions about matters that are dependent on events remote in time that may or may not occur, are not capable of being readily calculated from generally accepted methodologies, or cannot be derived with some degree of precision from available data and b) if different estimates that reasonably could have been used or changes in the estimate that are reasonably likely to occur would have had a material impact on the presentation of financial condition, changes in financial condition or results of operations.

Estimated Net Recoverable Quantities of Oil and Gas

Marathon uses the successful efforts method of accounting for its oil and gas producing activities. The successful efforts method inherently relies upon the estimation of proved reserves, both developed and undeveloped. The existence and the estimated amount of proved reserves affects, among other things, whether or not certain costs are capitalized or expensed, the amount and timing of costs depleted or amortized into income and the presentation of supplemental information on oil and gas producing activities. Both the expected future cash flows to be generated by oil and gas producing properties and the expected future taxable income available to realize the value of deferred tax assets, which are discussed further below, rely in part on estimates of net recoverable quantities of oil and gas.

Marathon’s estimation of net recoverable quantities of oil and gas is a highly technical process performed primarily by in-house reservoir engineers and geoscience professionals. The actual recoverability of hydrocarbons can vary from estimated amounts. Due to the inherent uncertainties and the limited nature of reservoir data, estimates of net recoverable quantities of oil and gas are subject to potentially substantial changes, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change.

Expected Future Cash Flows Generated by Certain Oil and Gas Producing Properties

Marathon must estimate the expected future cash flows to be generated by its oil and gas producing properties in order to evaluate the possible need to impair the carrying value of those properties. An impairment of any one of Marathon’s three largest fields could have a material impact on the presentation of financial condition, changes in financial condition or results of operations. Those fields – the Alba field offshore Equatorial Guinea, the Yates field in west Texas and the Brae Area Complex offshore the United Kingdom – comprise approximately 46 percent of Marathon’s total proved oil and gas reserves. The expected future cash flows from these properties require assumptions about matters such as the prevailing level of future oil and gas prices, estimated recoverable quantities of oil and gas, expected field performance and the political environment in the host country.

Long-lived assets held and used in operations must be impaired when the carrying value is not recoverable and exceeds the fair value. Recoverability of the carrying value is determined by comparison with the undiscounted expected future cash flows to be generated by those assets. As of December 31, 2002, no impairment in the value of the Alba field or the Brae Area Complex was indicated.

Marathon’s interest in the Yates field is held through its investment in MKM Partners L.P., which is accounted for under the equity method. Equity method investments must be impaired when a loss in value occurs that is other than a temporary decline. As of December 31, 2002, no impairment in the value of MKM Partners L.P. was indicated.

Expected Future Taxable Income

Marathon must estimate its expected future taxable income in order to assess the realizability of its deferred income tax assets. As of December 31, 2002, Marathon reported net deferred tax assets of $1.103 billion, which represented gross assets of $1.585 billion net of valuation allowances of $482 million.

Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions (particularly as related to prevailing oil and gas prices) and future financial conditions. The estimates and assumptions used in determining future taxable income are consistent with those used in Marathon’s internal budgets, forecasts and strategic plans.

In determining its overall estimated future taxable income for purposes of assessing the need for additional valuation allowances, Marathon considers proved and risk-adjusted probable and possible reserves related to its existing producing properties, as well as estimated quantities of oil and gas related to undeveloped discoveries if, in the judgment of Marathon management, it is likely that development plans will be approved in the foreseeable future. In assessing the propriety of releasing an existing valuation allowance, Marathon considers the preponderance of evidence concerning the realization of the deferred tax asset.

Additionally, Marathon must consider any prudent and feasible tax planning strategies that might minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets, if management has the ability to implement these strategies and the expectation of implementing these strategies if the forecasted conditions actually occurred. The principal tax planning strategy available to Marathon relates to the permanent reinvestment of the earnings of foreign subsidiaries. Assumptions related to the permanent reinvestment of the earnings of foreign subsidiaries are reconsidered annually to give effect to changes in Marathon’s portfolio of producing properties and in its tax profile.

Marathon’s deferred tax assets include $393 million relating to Norwegian net operating loss carryforwards (“NOLs”). Marathon has established a valuation allowance of $363 million against these NOLs. Currently Marathon generates income from the Heimdal and Vale fields in the Norwegian North Sea. Marathon acquired additional interests in Norway in 2001 and 2002. These interests currently have no proved reserves and generate no income, although some interests hold undeveloped discoveries. To the extent that these newly acquired interests demonstrate the capability to generate future taxable income, Marathon may be able to release some or all of its $363 million valuation allowance in future periods.

Net Realizable Value of Receivables from United States Steel

As described further in “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Obligations Associated with the Separation of United States Steel” on page 41, Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. As of December 31, 2002,

Marathon has reported receivables from United States Steel of $556 million, representing the amount of principal and accrued interest on Marathon debt for which United States Steel has assumed responsibility for repayment. Marathon must assess the realizability of these receivables, based on its expectations of United States Steel’s ability to satisfy its obligations. In order to make this assessment, Marathon must rely on public information about United States Steel. As of December 31, 2002, Marathon has judged the entire receivable to be realizable.

Marathon may continue to be exposed to the risk of nonpayment by United States Steel on a significant portion of this receivable until December 31, 2011. Of the $556 million, $469 million, or 84 percent, relates to industrial revenue bonds that are due in 2011 or later. The Financial Matters Agreement between Marathon and United States Steel provides that, on or before the tenth anniversary of the Separation, which is December 31, 2011, United States Steel will provide for Marathon’s discharge from any remaining liability under any of the assumed industrial revenue bonds.

As of December 31, 2002, Marathon’s cash-adjusted debt-to-capital ratio (which includes debt for which United States Steel has assumed responsibility for repayment) was 44.5 percent. The assessment of Marathon’s liquidity and capital resources may be impacted by expectations concerning United States Steel’s ability to satisfy its obligations.

For instance, if the debt for which United States Steel has assumed responsibility for repayment were excluded from the computation, Marathon’s cash-adjusted debt-to-capital ratio as of December 31, 2002 would have been approximately 41 percent. On the other hand, if the receivable from United States Steel had been written off as unrealizable, the cash-adjusted debt-to-capital ratio as of December 31, 2002 would have been approximately 46 percent. (If United States Steel were not able to satisfy its obligations, other adjustments in addition to the write-off of the receivable may be necessary.)

Net Realizable Value of Inventories

Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, when the cost basis of Marathon’s inventories of liquid hydrocarbons and refined petroleum products exceed market value, Marathon establishes an inventory market valuation (“IMV”) reserve to reduce the cost basis of its inventories to net realizable value. Adjustments to the IMV reserve result in noncash charges or credits to income from operations.

When Marathon Oil Company was acquired in March 1982, prices of liquid hydrocarbons and refined petroleum products were at historically high levels. In applying the purchase method of accounting, inventories of liquid hydrocarbons and refined petroleum products were revalued by reference to current prices at the time of acquisition. This became the new LIFO cost basis of the inventories.

When Marathon acquired the crude oil and refined petroleum product inventories associated with Ashland’s RM&T operations on January 1, 1998, Marathon established a new LIFO cost basis for those inventories. The acquisition cost of these inventories lowered the overall average cost of the combined RM&T inventories. As a result, the price threshold at which an IMV reserve will be recorded was also lowered.

Since the prices of liquid hydrocarbons and refined petroleum products do not correlate perfectly, there is no absolute price threshold below which an IMV adjustment will be recognized. However, generally, Marathon will establish an IMV reserve when crude oil prices fall below $21 per barrel. As of December 31, 2002, no IMV reserve had been recognized.

Contingent Liabilities

Marathon accrues contingent liabilities for income and other tax deficiencies, environmental remediation, product liability claims and litigation claims when such contingencies are probable and estimable. These contingent obligations are assessed regularly by Marathon’s in-house legal counsel. In certain circumstances, outside legal counsel is utilized. For additional information on contingent liabilities, see “Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies” on page 43.

Pensions and Other Postretirement Benefit Obligations

Accounting for these benefits involves assumptions related to the appropriate discount rate for measuring the present value of plan obligations, the expected rates of return on plan assets, the rate of future increases in compensation levels and health care cost projections. Marathon develops its demographics and utilizes the work of outside actuaries to assist in the measurement of these obligations.

Effective December 31, 2002, Marathon revised the actuarial assumptions related to its pension and other postretirement benefit plans. The discount rate was lowered from 7 percent to 6.5 percent. The expected rate of return on plan assets was reduced from 9.5 percent to 9 percent. The annual rate of increase in per capita cost of covered health care benefits was increased from 7.5 percent to 10 percent.

Based on the actual 2002 results for the various plans and the revisions to the underlying assumptions, Marathon recognized an unfavorable additional minimum pension adjustment to other comprehensive income (loss) of $33 million at December 31, 2002. Marathon expects that pension and other postretirement plan expense in 2003 will increase approximately $75 million from 2002 levels, of which approximately $45 million relates to MAP. MAP is required to fund a cash contribution of approximately $35 million to its pension plan in the third quarter of 2003.

As of December 31, 2002, the allocation of pension plan assets approximated 75 percent in equity securities, 22 percent in bonds and 3 percent in other investments, which is consistent with the expectations underlying the rate-of-return assumptions. The average rate-of-return on Marathon’s plan assets achieved by its investment advisor has historically exceeded the current expected rate-of-return.

Management’s Discussion and Analysis of Income and Operations

Revenues for each of the last three years are summarized in the following table:

(In millions)	2002	2001	2000

Exploration & production (“E&P”)	$3,880	$4,524	$4,623
Refining, marketing & transportation (“RM&T”)	26,399	27,247	28,777
Other energy related businesses (“OERB”)	2,122	2,062	1,919

Segment revenues	32,401	33,833	35,319
Elimination of intersegment revenues	(937)	(728)	(765)
Elimination of sales to United States Steel	–	(30)	(60)

Total revenues	$31,464	$33,075	$34,494

Items included in both revenues and costs and expenses:

Consumer excise taxes on petroleum products and merchandise	$4,250	$4,404	$4,344
Matching crude oil and refined product buy/sell transactions settled in cash:
E&P	$289	$454	$643
RM&T	4,191	3,797	3,811

Total buy/sell transactions	$4,480	$4,251	$4,454

E&P segment revenues decreased by $644 million in 2002 from 2001 and $99 million in 2001 from 2000. The 2002 decrease was primarily due to lower worldwide natural gas prices, lower volumes, and lower derivative gains, partially offset by higher worldwide liquid hydrocarbon prices. The decrease in 2001 was primarily due to lower domestic liquid hydrocarbon production and prices, partially offset by higher domestic natural gas prices and production, and gains from derivative activities.

RM&T segment revenues decreased by $848 million in 2002 from 2001 and $1.530 billion in 2001 from 2000. The decrease in 2002 and 2001 was primarily due to lower refined product prices.

OERB segment revenues increased by $60 million in 2002 from 2001 and $143 million in 2001 from 2000. The increase in 2002 reflected a favorable effect from increased natural gas and crude oil resale activity partially offset by lower natural gas prices. The increase in 2001 reflected higher natural gas prices and crude oil resale activity, partially offset by lower crude oil prices and natural gas resale activity.

Average Volumes and Selling Prices

		2002	2001	2000

(thousands of barrels per day)

Net liquids production(a)	– Domestic	117	127	131
	– International(b)	82	73	65

	– Total consolidated	199	200	196
	– Equity investees(c)	8	9	11

	– Worldwide	207	209	207
(millions of cubic feet per day)
Net natural gas production	– Domestic	745	793	731
	– International – equity	456	441	470
	– International – other(d)	4	8	11

	– Total consolidated	1,205	1,242	1,212
	– Equity investee(e)	25	31	29

	– Worldwide	1,230	1,273	1,241

(dollars per barrel)
Liquid hydrocarbons(a)(f)	– Domestic	$22.00	$20.62	$25.55
	– International	23.83	23.37	26.74
	– Total consolidated	22.76	21.63	25.95
	– Equity investee(c)	24.59	23.41	29.64
	– Worldwide	22.84	21.71	26.14
(dollars per mcf)
Natural gas(f)	– Domestic	$2.87	$3.69	$3.49
	– International – equity	2.53	3.16	2.96
	– Total consolidated	2.74	3.50	3.28
	– Equity investee(e)	3.05	3.39	2.75
	– Worldwide	2.75	3.49	3.27
(thousands of barrels per day)
Refined products sold		1,318	1,304	1,306
Matching buy/sell volumes included in above		71	45	52

(a)	Includes crude oil, condensate and natural gas liquids.
(b)	Represents equity tanker liftings, truck deliveries and direct deliveries.
(c)	Represents Marathon’s equity interest in MKM Partners L.P. (“MKM”) and CLAM Petroleum B.V. (“CLAM”) for 2002 and 2001 and Sakhalin Energy Investment Company Ltd. (“Sakhalin Energy”) and CLAM for 2000.
(d)	Represents gas acquired for injection and subsequent resale.
(e)	Represents Marathon’s equity interest in CLAM.
(f)	Prices exclude derivative gains and losses.

Income from operations for each of the last three years is summarized in the following table:

(In millions)	2002	2001	2000

E&P
Domestic	$687	$1,122	$1,110
International	346	297	420

E&P segment income	1,033	1,419	1,530
RM&T	356	1,914	1,273
OERB	78	62	43

Segment income	1,467	3,395	2,846
Items not allocated to segments:
Administrative expenses(a)	(194)	(187)	(154)
IMV reserve adjustment(b)	72	(72)	–
Gain (loss) on ownership change in MAP	12	(6)	12
Gain on offshore lease resolution with U.S. Government	–	59	–
Gain (loss) on disposal of assets(c)	24	(221)	124
Charge on formation of MKM Partners L.P. JV(d)	–	–	(931)
Impairment of oil and gas properties and assets held for sale(e)	–	–	(197)
Reorganization charges including pension settlement gain (loss) and benefit accruals(f)	–	(14)	(70)
Contract settlement(g)	(15)	–	–

Total income from operations	$1,366	$2,954	$1,630

(a)	Includes administrative expenses related to Steel Stock of $25 million for 2001 and $18 million for 2000.
(b)	The IMV reserve reflects the extent to which the recorded LIFO cost basis of inventories of liquid hydrocarbons and refined petroleum products exceeds net realizable value.
(c)	In 2002, represents gain on exchange of certain oil and gas properties with XTO Energy, Inc. In 2001, represents a loss on the sale of certain Canadian assets. The net gain in 2000 represents a gain on the disposition of Angus/Stellaria, a gain on the Sakhalin exchange, a gain on the sale of SSA non-core stores, and a loss on the sale of the Howard Glasscock field.
(d)	Represents a charge related to the joint venture formation between Marathon and Kinder Morgan Energy Partners, L.P.
(e)	Represents in 2000, an impairment of certain oil and gas properties, primarily in Canada, and assets held for sale.
(f)	Represents reorganization charges in 2001 and 2000 and pension settlement gains (losses) and various benefit accruals resulting from retirement plan settlements and voluntary early retirement programs in 2000. 2001 reorganization charges include costs related to the Separation from United States Steel.
(g)	Represents a settlement arising from the cancellation of the Cajun Express rig contract on July 5, 2001.

Domestic E&P income decreased by $435 million in 2002 from 2001 following an increase of $12 million in 2001 from 2000. The decrease in 2002 was primarily due to lower natural gas prices, lower volumes, lower derivative gains and higher dry well expense, partially offset by higher liquid hydrocarbon prices.

The increase in 2001 was primarily due to gains from derivative activities and higher natural gas volumes and prices, partially offset by lower liquid hydrocarbon prices.

International E&P income increased by $49 million in 2002 from 2001 following a decrease of $123 million in 2001 from 2000. The increase in 2002 was a result of higher production volumes and higher derivative gains partially offset by lower natural gas prices.

The decrease in 2001 was primarily due to lower liquid hydrocarbon prices, increased depletion expense due primarily to 2000 reserve reductions and lower natural gas volumes, partially offset by increased natural gas prices, lower dry well expense, and lower foreign royalty and geophysical contract expenditures.

RM&T segment income decreased by $1.558 billion in 2002 from 2001 following an increase of $641 million in 2001 from 2000. In 2002, the refining and wholesale marketing margin was severely compressed as crude oil costs increased while average refined product prices decreased.

Gains on the sale of SSA stores included in segment income were $37 million, $23 million, and $7 million for 2002, 2001, and 2000, respectively.

The increase in 2001 was primarily due to a higher refining and wholesale marketing margin partially offset by lower SSA gasoline and distillate sales volumes and increased refining and wholesale marketing transportation expense.

OERB segment income increased by $16 million in 2002 following an increase of $19 million in 2001 from 2000. The increase in 2002 reflected a favorable effect of $26 million from increased margins in gas marketing activities and mark-to-market valuation changes in associated derivatives and earnings of $11 million from Marathon’s equity investment in the Equatorial Guinea methanol plant, partially offset by predevelopment costs associated with emerging integrated gas projects.

The increase in 2001 was primarily a result of higher crude oil purchase and resale activity accompanied by increased margins and losses from derivative activities recorded in 2000.

Items not allocated to segments:

Administrative expenses increased by $7 million in 2002 following an increase of $33 million in 2001 from 2000. Unallocated administrative expenses associated with corporate activities are not included in segment income. The increase in 2002 primarily reflected increased state franchise tax expense.

The increase in 2001 was primarily due to the portion of costs related to the development of an enterprise-wide software application that could not be capitalized and costs resulting from activities related to the Separation.

IMV reserve adjustment – In 2002, the IMV reserve adjustment resulted in a credit to income from operations of $72 million. The favorable 2002 IMV reserve adjustment was primarily due to an increase in crude oil and refined petroleum product prices, reversing the 2001 IMV charge to income that resulted from a decrease in crude oil and refined petroleum product prices at December 31, 2001. For additional information on this adjustment, see “Management’s Discussion and Analysis of Critical Accounting Estimates – Net Realizable Value of Inventories” on page 32.

Gain (loss) on ownership change in MAP reflects the effects of contributions to MAP of certain environmental capital expenditures funded by Marathon and Ashland. In accordance with MAP’s limited liability company agreement, in certain instances, environmental capital expenditures are funded by the original owner of the assets, but no change in ownership interest may result from these contributions. An excess of Ashland funded improvements over Marathon funded improvements results in a net gain and an excess of Marathon funded improvements over Ashland funded improvements results in a net loss.

Other items not allocated to segments – Certain nonoperating or infrequently occurring items are not allocated to segments. Such items in the aggregate had a net favorable effect on income from operations of $9 million in 2002 and net unfavorable effects of $176 million in 2001 and $1.074 billion in 2000. A loss on the sale of certain Canadian assets of $221 million was included in 2001 and a charge related to the formation of MKM of $931 million was included in 2000.

Net interest and other financial costs increased by $95 million in 2002 from 2001, following a decrease of $63 million in 2001 from 2000. The increase in 2002 was primarily due to higher average debt levels resulting from acquisitions and the Separation. The decrease in 2001 was primarily due to lower average debt levels and increased capitalized interest on RM&T projects.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest, decreased by $531 million in 2002 from 2001, following an increase of $206 million in 2001 from 2000. MAP income was significantly lower in 2002 compared to 2001 as discussed above in the RM&T segment. MAP income was higher in 2001 compared to 2000 as discussed above in the RM&T segment.

Provision for income taxes was $389 million in 2002, compared with $759 million in 2001 and $476 million in 2000. The 2002 provision included a one-time, deferred tax charge of $61 million as a result of the enactment of a supplemental tax in the United Kingdom (“U.K.”). The 2000 provision included a one-time, noncash deferred tax charge of $235 million as a result of the change in the amount, timing and nature of expected future foreign source income due to the exchange of Marathon’s interest in Sakhalin Energy for other oil and gas producing interests.

The following is an analysis of the effective tax rate for the periods presented:

	2002	2001	2000

Statutory tax rate	35.0%	35.0%	35.0%
Effects of foreign operations (a)	5.4	(1.5)	19.5
State and local income taxes after federal income tax effects	3.9	3.2	0.6
Other federal tax effects	(2.3)	(0.2)	(2.0)

Effective tax rate	42.0%	36.5%	53.1%

(a)	The deferred tax effect related to the enactment of a supplemental tax in the U.K. increased the effective tax rate 6.4 percent in 2002. The deferred tax effect resulting from the exchange of Marathon’s interest in Sakhalin Energy increased the effective tax rate 26.2 percent in 2000. The release of a foreign valuation allowance decreased the effective tax rate 3.3 percent in 2000.

Discontinued operations in 2001 represents the net loss attributed to Steel Stock, adjusted for certain corporate administrative expenses and interest expense (net of income tax effects). The loss on disposition of United States Steel Corporation represents the excess of the net investment in United States Steel over the aggregate fair market value of the outstanding shares of the Steel Stock at the time of the Separation.

Extraordinary loss from early extinguishment of debt in 2002 was attributable to the retirement of $337 million aggregate principal amount of debt resulting in an extraordinary loss of $33 million (net of tax of $20 million).

Cumulative effect of changes in accounting principles of $13 million, net of a tax provision of $7 million in 2002 represents the adoption of recently issued interpretations by the FASB of SFAS No. 133 in which Marathon must recognize in income the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. The $8 million loss, net of a tax benefit of $5 million, in 2001 was an unfavorable transition adjustment related to the initial adoption of SFAS No. 133.

Net income increased by $359 million in 2002 from 2001, following a decrease of $254 million in 2001 from 2000, primarily reflecting the factors discussed above.

Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

Financial Condition

Current assets increased $68 million from year-end 2001, primarily due to an increase in receivables and inventories, partially offset by a decrease in cash and cash equivalents. The increase in receivables was mainly due to higher year-end commodity prices partially offset by a decrease in derivative assets and the increase in inventories was primarily the result of higher prices of liquid hydrocarbons and refined petroleum products that reversed 2001’s IMV reserve. Cash and cash equivalents at year-end 2001 included amounts in preparation for the acquisition of Equatorial Guinea interests and the repayment of preferred securities in January 2002.

Current liabilities increased $191 million from year-end 2001, primarily due to an increase in accounts payable and accrued taxes partially offset by the repayment of preferred securities. The increase in accounts payable was due to higher priced year-end crude purchases at MAP.

Investments and long-term receivables increased $558 million from year-end 2001, primarily due to the acquisitions of the Equatorial Guinea interests.

Net property, plant and equipment increased $838 million from year-end 2001, primarily due to the acquisitions of Equatorial Guinea interests. Net property, plant and equipment for each of the last two years is summarized in the following table:

(In millions)	2002	2001

E&P
Domestic	$2,720	$2,839
International	3,186	2,471

Total E&P	5,906	5,310
RM&T	4,234	4,010
OERB	67	55
Corporate	183	177

Total	$10,390	$9,552

Goodwill increased $186 million from year-end 2001. The increase is primarily due to the acquisitions of Equatorial Guinea interests. Significant factors that resulted in the recognition of goodwill in these acquisitions include: the ability to acquire an established business with an assembled workforce and a proven track record and a strategic acquisition in a core geographic area.

Intangibles increased $58 million from year-end 2001 primarily due to the acquisition of the contractual right to deliver to the Elba Island LNG re-gasification terminal.

Long-term debt at December 31, 2002 was $4.410 billion, an increase of $978 million from year-end 2001. Public debt totaling $1.850 billion was issued to fund the purchase price and associated costs of the acquisitions of Equatorial Guinea interests, to refinance $337 million aggregate principal amount of existing debt, to reduce outstanding commercial paper and for other general corporate purposes.

Cash Flows

Net cash provided from operating activities (for continuing operations) totaled $2.405 billion in 2002, compared with $2.919 billion in 2001 and $3.146 billion in 2000. The decrease in 2002 mainly reflects the effects of lower refined product margins and lower prices for natural gas.

Net cash provided from operating activities (for discontinued operations) totaled $717 million in 2001, compared with net cash used in operating activities of $615 million in 2000. This activity is related to the business of United States Steel.

Net cash used in investing activities (for continuing operations) totaled $2.666 billion in 2002, compared with $1.999 billion in 2001 and $923 million in 2000. The increase in 2002 primarily resulted from the acquisitions of Equatorial Guinea interests and decreased asset disposals, partially offset by decreased capital expenditures. Proceeds of $152 million from the disposal of assets in 2002 were primarily from the sale of SSA stores and the sale of San Juan Basin assets. Proceeds from the disposal of assets in 2001 of $296 million were primarily from the sale of certain Canadian assets, SSA stores, and various domestic producing properties. Proceeds in 2000 were mainly from the Sakhalin exchange, the disposition of Marathon’s interest in the Angus/Stellaria development in the Gulf of Mexico, the sale of non-core SSA stores and the sale of other domestic production properties.

Capital expenditures for each of the last three years are summarized in the following table:

(In millions)	2002	2001	2000

E&P(a)
Domestic	$416	$537	$513
International	457	400	226

Total E&P	873	937	739
RM&T	621	591	656
OERB	49	4	5
Corporate	31	107	25

Total	$1,574	$1,639	$1,425

(a)	Amounts exclude the acquisitions of the Equatorial Guinea interests in 2002 and Pennaco in 2001.

Capital expenditures in 2002 totaled $1.574 billion excluding the acquisitions of Equatorial Guinea interests, compared with $1.639 billion in 2001. The $65 million decrease mainly reflected decreased spending in the E&P segment offset by increased spending in the RM&T segment. The decrease in the E&P segment was primarily due to the drilling of fewer gas wells in the United States in 2002 partially offset by higher capital expenditures for completion of a pipeline in Gabon, for a pipeline construction contract in Ireland and for development expenditures in Equatorial Guinea. The increase in the RM&T segment was attributable to increased spending on the multi-year integrated investment program at MAP’s Catlettsburg refinery and construction of the Cardinal Products Pipeline in 2002, partially offset by lower capital expenditures for SSA retail outlets and completion of the Garyville coker construction in 2001.

Costs incurred for the periods ended December 31, 2002, 2001, and 2000 relating to the development of proved undeveloped oil and gas reserves, including Marathon’s proportionate share of equity investees’ costs incurred, were $404 million, $365 million, and $316 million, respectively. As of December 31, 2002, estimated future development costs relating to the development of proved undeveloped oil and gas reserves for the years 2003 through 2005 are projected to be $464 million, $139 million, and $67 million, respectively.

Net cash used in investing activities (for discontinued operations) totaled $245 million in 2001, compared with $270 million in 2000. This activity related to the business of United States Steel.

Net cash provided by financing activities totaled $88 million in 2002, compared with net cash used of $1.290 billion in 2001 and $911 million in 2000. The increase was primarily due to financing associated with the two acquisitions of Equatorial Guinea interests of approximately $1.2 billion. This was partially offset by the early extinguishment of $337 million aggregate principal amount of debt and the $295 million repayment of preferred securities that became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $110 million to retire the 6.50% Cumulative Convertible Preferred Stock. Additionally, distributions to minority shareholder of MAP were $176 million in 2002, compared to $577 million in 2001 and $420 million in 2000. The cash used in 2001 primarily reflects distributions to minority shareholder of MAP, dividends paid and the redemption of the 8.75 percent Cumulative Monthly Income Preferred Shares. The cash used in 2000 primarily reflects distributions to minority shareholder of MAP, dividends paid and a stock repurchase program for Marathon.

Derivative Instruments

See “Quantitative and Qualitative Disclosures About Market Risk” on page 51, for a discussion of derivative instruments and associated market risk.

Liquidity and Capital Resources

Marathon’s main sources of liquidity and capital resources are internally generated cash flow from operations, committed and uncommitted credit facilities, and access to both the debt and equity capital markets. Marathon’s ability to access the debt capital market is supported by its investment grade credit ratings. Because of the liquidity and capital resource alternatives available to Marathon, including internally generated cash flow, Marathon’s management believes that its short-term and long-term liquidity is adequate to fund operations, including its capital spending program, repayment of debt maturities for the years 2003, 2004, and 2005, and any amounts that may ultimately be paid in connection with contingencies.

Marathon’s senior unsecured debt is currently rated investment grade by Standard and Poor’s Corporation, Moody’s Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively.

Marathon has a committed $1.354 billion long-term revolving credit facility that terminates in November 2005 and a committed $574 million 364-day revolving credit facility that terminates in November 2003. At December 31, 2002, there were no borrowings against these facilities. In April 2002, Marathon initiated a $1.350 billion commercial paper program that is backed by the long-term revolving credit facility. At December 31, 2002, $100 million of commercial paper was outstanding. Additionally, at December 31, 2002, Marathon had other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn.

MAP currently has a committed $350 million short-term revolving credit facility which expires in July 2003. Additionally, MAP has a $190 million revolving credit agreement with Ashland that expires in March 2003. As of December 31, 2002, MAP did not have any borrowings against these facilities. Marathon and Ashland are investigating other alternatives to provide other liquidity in to MAP.

In 2002, Marathon filed a new universal shelf registration statement with the Securities and Exchange Commission registering $2.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities. As of December 31, 2002, no securities had been offered under this shelf registration statement.

In 2002, Marathon issued notes of $1.450 billion as follows: $450 million due 2012, $550 million due 2032 and $450 million due 2007, bearing interest at 6.125 percent, 6.8 percent and 5.375 percent, respectively. Additionally, Marathon Global Funding Corporation, a 100 percent owned consolidated finance subsidiary of Marathon, issued notes of $400 million due 2012, bearing interest at 6.0 percent. Marathon has fully and unconditionally guaranteed the securities of Marathon Global Funding.

Marathon used the net proceeds of these borrowings to fund the purchase price and associated costs of the acquisition of interests in Equatorial Guinea, to refinance existing debt, to reduce outstanding commercial paper and for other general corporate purposes. The debt repurchased and retired early had average terms to maturity of between two and 21 years bearing interest at rates ranging from 8.125 percent to 9.375 percent per year, or a weighted average of 9.04 percent per year. The retirement of $337 million aggregate principal amount of debt in 2002 resulted in an extraordinary loss of $33 million (net of tax of $20 million).

The table below provides aggregated information on Marathon’s obligations to make future payments under existing contracts as of December 31, 2002:

Summary of Contractual Cash Obligations

(Dollars in millions)	Total	2003	2004- 2005	2006- 2007	Later Years

Short and long-term debt (a)	$4,485	$156	$413	$752	$3,164
Sale-leaseback financing (includes imputed interest) (a)	118	11	22	31	54
Capital lease obligations	9	1	2	2	4
Operating lease obligations (a)	598	129	255	99	115
Operating lease obligations under sublease (a)	96	23	32	14	27
Purchase obligations:
Unconditional purchase obligation (b)	70	5	11	11	43
Contracts to acquire property, plant and equipment	443	370	48	6	19
Crude, refinery feedstock and refined products contracts (c)	7,828	5,001	1,992	823	12
Transportation and related contracts	772	88	153	130	401
LNG facility operating costs (d)	228	14	29	29	156
Service and materials contracts (e)	144	50	47	18	29
Commitments for oil and gas exploration (non-capital) (f)	33	12	21	—	—

Total purchase obligations	9,518	5,540	2,301	1,017	660
Other long-term liabilities reflected on the Consolidated Balance Sheet:
Accrued LNG facility operating costs (d)	15	—	2	2	11

Total other long-term liabilities	15	—	2	2	11

Total contractual cash obligations (g)	$14,839	$5,860	$3,027	$1,917	$4,035

(a)	Upon the Separation, United States Steel assumed certain debt and lease obligations. Such amounts have been included in the above table to reflect the fact that Marathon remains primarily liable.
(b)	Marathon is a party to a long-term transportation services agreement with a natural gas transmission company. This agreement is used by the natural gas transmission company to secure its financing. This arrangement represents an indirect guarantee of indebtedness. Therefore, this amount has also been disclosed as a guarantee. See Note 25 to the Consolidated Financial Statements for a complete discussion of Marathon’s guarantees.
(c)	The majority of 2003’s contractual obligations to purchase crude oil, refinery feedstock and refined products relate to contracts to be satisfied within the first 180 days of the year.
(d)	Marathon has acquired the right to deliver to the Elba Island LNG re-gasification terminal 58 bcf of natural gas per year. The agreement’s primary term ends in 2018. Pursuant to this agreement, Marathon has also bound itself to a commitment to pay for a portion of the operating costs of the LNG re-gasification terminal.
(e)	Services and materials contracts include contracts to purchase services such as utilities, supplies and various other maintenance and consulting services.
(f)	Commitments for oil and gas exploration (non-capital) include estimated costs within contractually obligated exploratory work programs that are subject to immediate expense, such as geological and geophysical costs.
(g)	Includes $719 million of contractual cash obligations that have been assumed by United States Steel. For additional information, see “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Obligations Associated with the Separation of United States Steel – Summary of Contractual Cash Obligations Assumed by United States Steel” on page 42.

Contractual cash obligations for which the ultimate settlement amounts are not fixed and determinable have been excluded from the above table. These include derivative contracts that are sensitive to future changes in commodity prices and other factors.

Marathon management’s opinion concerning liquidity and Marathon’s ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include the performance of Marathon (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of Marathon’s outstanding debt and credit ratings by rating agencies.

Off Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact Marathon’s liquidity, capital resources and results of operations, even though such arrangements may not be currently recorded as liabilities. Although off-balance sheet arrangements serve a variety of Marathon’s business purposes, Marathon is not dependent on these arrangements to meet its liquidity and capital resources; nor is management aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity or capital resources.

One off-balance sheet arrangement in which Marathon participants is in the leasing of two tankers to transport LNG. If Marathon were to purchase such assets rather than lease them, it would assume a liability for the financing. In 2002, Marathon’s share of operating lease payments under this arrangement was $5 million. For additional details on this arrangement, refer to Note 24 to the Consolidated Financial Statements on page F-33.

Marathon has also provided various forms of guarantees of unconsolidated affiliates, United States Steel and certain lease contracts. These arrangements are described in Note 25 to the Consolidated Financial Statements on page F-34.

Marathon also is a party to agreements that would require Marathon to purchase, under certain circumstances, its joint venture partners’ interests in MAP and in Pilot Travel Centers LLC (“PTC”). These put/call agreements are described in Note 25 to the Consolidated Financial Statements.

Nonrecourse Indebtedness of Investees

Certain equity investees of Marathon have incurred indebtedness that Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $331 million as of December 31, 2002. Of this amount, $159 million relates to PTC. Additionally, PTC expects to incur additional indebtedness in connection with its recent acquisition of 60 retail travel centers, of which Marathon’s pro rata share would be $84 million. In the event of default by any of these equity investees, Marathon has no obligation to support the debt.

Obligations Associated with the Separation of United States Steel

Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. In the event of United States Steel’s failure to satisfy these obligations, Marathon would become responsible for repayment. As of December 31, 2002, Marathon has identified the following obligations totaling $705 million that have been assumed by United States Steel:

•	$470 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $5 million at December 31, 2002.

•	$81 million of sale-leaseback financing under a lease for equipment at United States Steel’s Fairfield Works, with a term extending to 2012, subject to extensions. There was no accrued interest payable on this financing at December 31, 2002.

•	$131 million of operating lease obligations, of which $78 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.

•	A guarantee of United States Steel’s $18 million contingent obligation to repay certain distributions from its 50 percent owned joint venture PRO-TEC Coating Company.

•	A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel has reported that it currently has no unpaid outstanding obligations to the limited partners. For further discussion of the Clairton 1314B guarantee, see Note 3 to the Consolidated Financial Statements.

Of the total $705 million, obligations of $556 million and corresponding receivables from United States Steel were recorded on Marathon’s consolidated balance sheet (current portion—$9 million; long-term portion—$547 million). The remaining $149 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

Each of Marathon and United States Steel, as members of the same consolidated tax reporting group during taxable periods ended on or prior to December 31, 2001, is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for those periods. Marathon and United States Steel have entered into a tax sharing agreement that allocates tax liabilities relating to taxable periods ended on or prior to December 31, 2001. To address the possibility that the taxing authorities may seek to collect a tax liability from one party where the tax sharing agreement allocates that liability to the other party, the agreement includes indemnification provisions.

As of December 31, 2001, Marathon had identified obligations totaling $704 million that had been assumed by United States Steel. Also, as of December 31, 2001, Marathon had a $54 million settlement receivable from United States Steel arising from the allocation of net debt and other financings at the time of the Separation, which was paid on February 6, 2002. During 2002, increases resulting from the extension of certain operating lease obligations were partially offset by decreases in obligations assumed by United States Steel resulting from scheduled payments. Under the Financial Matters Agreement, United States Steel has all of the existing contractual rights under the leases assumed from Marathon, including all rights related to purchase options, prepayments or the grant or release of security interests. However, United States Steel has no right to increase amounts due under or lengthen the term of any of the assumed leases, other than extensions set forth in the terms of any of the assumed leases.

The table below provides aggregated information on the portion of Marathon’s obligations to make future payments under existing contracts that have been assumed by United States Steel as of December 31, 2002:

Summary of Contractual Cash Obligations Assumed by United States Steel

(Dollars in millions)	Total	2003	2004- 2005	2006- 2007	Later Years

Contractual obligations assumed by United States Steel
Long-term debt	$470	$–	$–	$–	$470
Sale-leaseback financing (includes imputed interest)	118	11	22	31	54
Operating lease obligations	53	5	14	16	18
Operating lease obligations under sublease	78	18	25	9	26

Total contractual obligations assumed by United States Steel	$719	$34	$61	$56	$568

United States Steel reported in its Form 10-Q for the quarterly period ended September 30, 2002, that it has significant restrictive covenants related to its indebtedness including cross-default and cross-acceleration clauses on selected debt that could have an adverse effect on its financial position and liquidity. However, United States Steel management believes that its liquidity will be adequate to satisfy its obligations for the foreseeable future. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, United States Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sale of non-strategic assets and other cash conservation measures.

On January 28, 2003, United States Steel announced, in a press release reporting 2002 fourth quarter and full-year results, that available sources of liquidity at the end of 2002 were $1.03 billion. In February 2003, United States Steel issued mandatory convertible preferred shares for net proceeds of approximately $242 million. United States Steel has announced its interest in acquiring the assets of bankrupt National Steel Corporation.

Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies

Marathon has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of Marathon’s products and services, operating results will be adversely affected. Marathon believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil and refined products.

Marathon’s environmental expenditures for each of the last three years were(a):

(In millions)	2002	2001	2000

Capital	$148	$110	$73
Compliance
Operating & maintenance	187	199	176
Remediation(b)	44	34	30

Total	$379	$343	$279

(a)	Amounts are determined based on American Petroleum Institute survey guidelines and include 100 percent of MAP.
(b)	These amounts include spending charged against remediation reserves, where permissible, but exclude noncash provisions recorded for environmental remediation.

Marathon’s environmental capital expenditures accounted for nine percent of total capital expenditures in 2002, seven percent in 2001, and five percent in 2000.

During 2000 through 2002, compliance expenditures represented one percent of Marathon’s total operating costs. Remediation spending during this period was primarily related to retail marketing outlets that incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

Marathon has been notified that it is a potentially responsible party (“PRP”) at 11 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as of December 31, 2002.

In addition, there are four sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies.

There are also 82 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 10 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

Marathon accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

New or expanded environmental requirements, which could increase Marathon’s environmental costs, may arise in the future. Marathon intends to comply with all legal requirements regarding the environment, but since not all of them are fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it probably is not possible to predict all of the ultimate costs of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, Marathon does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2003.

Marathon’s environmental capital expenditures are expected to be approximately $173 million in 2003. Predictions beyond 2003 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, Marathon anticipates that environmental capital expenditures will be approximately $300 million in 2004; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

New Tier II gasoline rules, which were finalized by the EPA in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels for gasoline and diesel. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million, which includes costs that could be incurred as part of other refinery upgrade projects, between 2002 and 2006. This is a forward-looking statement. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, further refinement of preliminary engineering studies and project scopes, and unforeseen hazards.

In March 2002, MAP attended a meeting with the Illinois EPA concerning MAP’s self reporting of possible emission exceedences and permitting issues related to some storage tanks at MAP’s Robinson, Illinois facility. In late April, MAP submitted to IEPA a comprehensive settlement proposal that was rejected by IEPA. MAP has had subsequent discussions with IEPA and the Illinois Attorney General’s office and anticipates additional meetings and discussions in the coming months.

During 2001 MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (“CAA”) and other violations with the EPA covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects is approximately $360 million over the eight year period, with about $230 million remaining over the next six years. The impact of the settlement on on-going operating expenses is expected to be immaterial. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

MAP entered into a Consent Decree in July of 2002 with the State of Ohio regarding air compliance matters at its Canton refinery during both Ashland’s and MAP’s term of ownership and operation. The Consent Decree required $350,000 in payments which included a penalty of $216,500, several Supplemental Environmental Projects and the funding of a community notification system. The Consent Decree is being implemented.

MAP used MTBE as an octane enhancer and oxygenate in reformulated gasoline to comply with applicable laws for many years. The maximum amount of MTBE in gasoline is 15 percent by volume. Approximately 7 percent of MAP’s 2001 gasoline production contained MTBE. MAP had three MTBE units at its refineries in Detroit, Robinson and Catlettsburg with a combined book value of approximately $10 million at December 31, 2001. Because several states in MAP’s marketing area have passed laws banning MTBE as a gasoline component in the future, MAP decided in the first quarter of 2002 to begin to phase out production of MTBE and to reduce the remaining estimated useful life of the MTBE units. MTBE production was discontinued in October 2002, by which time the MTBE units were fully depreciated.

Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. See Note 25 to the Consolidated Financial Statements on page F-34 for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to Marathon.

Other Contingencies

MAP has instituted a number of process and facility modifications at its Catlettsburg refinery to correct the operating conditions that led to a product quality issue in 2002. MAP has been working with some regional gasoline jobbers and dealers since August 2002 to remedy certain product quality issues in gasoline produced at this refinery. As a part of its response to the situation, MAP has inspected a large number of retail, terminal and transportation facilities, and has systematically cleaned facilities and repaired consumer vehicles that may have been impacted.

Credit Risk

Marathon is exposed to credit risk in the form of possible nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. To mitigate this risk, the creditworthiness of customers and other counterparties is subject to ongoing review. When deemed appropriate, Marathon requires prepayment, letters of credit, netting agreements or other security to reduce its exposure. Marathon has taken steps throughout 2002 to manage its exposures to those “energy merchant” firms whose creditworthiness has deteriorated. Where appropriate, Marathon has either obtained security to support its continued sales or has ceased business activity with the affected entities.

Marathon has significant exposures to United States Steel arising from the separation. Those exposures are discussed in “Obligations Associated with the Separation of United States Steel”.

Outlook

Exploration and Production

The outlook regarding Marathon’s upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world’s major oil and gas producing and consuming areas. Any significant decline in prices could have a material adverse effect on Marathon’s results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

Marathon estimates its 2003 and 2004 production will average 390,000 to 395,000 barrels of oil equivalent per day (“BOEPD”), excluding the effect of any acquisitions or dispositions. This compares to 2002 production of slightly over 412,000 BOEPD.

Major upstream activities, which are currently underway or under evaluation, include:

•	Gulf of Mexico, where Marathon plans to participate in three or four deepwater exploration wells during 2003;

•	Norway, where Marathon has interests in nine licenses in the Norwegian sector of the North Sea and plans to drill three or four exploration wells during 2003 and participate in two development wells in the Byggve Skirne fields;

•	Alaska, where Marathon had a natural gas discovery on the Ninilchik Unit on the Kenai Peninsula with additional drilling planned in 2003;

•	Angola, where Marathon participated in the drilling of the successful Plutao exploration well on Block 31, is currently participating in the testing of the Gindungo well on Block 32 and plans to participate in three or four additional exploration wells in this area during 2003;

•	Eastern Canada, where Marathon drilled the Annapolis G-24 gas discovery well and expects to drill one additional exploration well in the Annapolis block during 2003;

•	Equatorial Guinea, where government approved expansion plans are underway to increase liquid and natural gas production and drill three or four exploration wells in 2003;

•	Foinaven, in the Atlantic Margin offshore the U.K., where Marathon plans to drill three or four developmental wells, all of which are permitted;

•	Braemar, in the U.K. North Sea, where a subsea development well will be tied back to the East Brae platform;

•	Ireland, where the Greensand subsea well will be drilled and tied back to the Kinsale head facilities; and

•	Wyoming’s Powder River Basin, where Marathon plans to drill 400 to 500 coal bed natural gas wells in 2003, all of which are permitted.

In Equatorial Guinea, Marathon secured government approval of the Alba field phase 2B liquefied petroleum gas (LPG) expansion project, complementing the phase 2A offshore and condensate expansion project. Upon completion of phase 2A (fourth quarter 2003) and phase 2B (fourth quarter 2004), gross production is expected to increase from 40,000 (22,000 net) BOEPD to approximately 90,000 (50,000 net) BOEPD. This new total volume will consist of 54,000 (30,000 net) bpd of condensate, 16,000 (9,000 net) bpd of LPG and 120 (68 net) mmcfd of natural gas.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon and natural gas production, the exploration drilling program and additional resources. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production and the exploration drilling program include acts of war or terrorist acts and the governmental or military response, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability and other geological, operating and economic considerations. The forward-looking information related to production is based on certain assumptions, including, among others, presently known physical data concerning size and character of reservoirs, economic recoverability, technology development, future drilling success, production experience, industry economic conditions, levels of cash flow from operations and operating conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Refining, Marketing and Transportation

Marathon’s RM&T segment income is largely dependent upon the refining and wholesale marketing margin for refined products, the retail gross margin for gasoline and distillates, and the gross margin on retail merchandise sales. The refining and wholesale marketing margin reflects the difference between the wholesale selling prices of refined products and the cost of raw materials refined, purchased product costs and manufacturing expenses. Refining and wholesale marketing margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, the seasonal pattern of certain product sales, crude oil costs, manufacturing costs, the available supply of crude oil and refined products, and logistical constraints. The retail gross margin for gasoline and distillates reflects the difference between the retail selling prices of these products and their wholesale cost, including secondary transportation. Retail gasoline and distillate margins have also been historically volatile, but tend to be countercyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations that impact driving conditions. The gross margin on retail merchandise sales tends to be less volatile than the retail gasoline and distillate margin. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items and the level of economic activity in the marketing area.

At its Catlettsburg, Kentucky refinery, MAP has initiated a multi-year $350 million integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units that, in addition to improving profitability, will reduce the refinery’s total gasoline pool sulfur below 30 ppm, thereby eliminating the need for additional low sulfur gasoline compliance investments at the refinery. The project is expected to be completed in late 2003.

A MAP subsidiary, Ohio River Pipe Line LLC (“ORPL”), is building a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is currently known as Cardinal Products Pipeline and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. As of June 2002, ORPL had secured all of the rights-of-way required to build the pipeline, and on August 2, 2002, the final permits required to build the pipeline were approved. Construction began in August 2002 and start-up of the pipeline is expected to follow in mid-year 2003.

On February 7, 2003, MAP, through SSA, announced the signing of a definitive agreement to sell all 193 of its convenience stores located in Florida, South Carolina, North Carolina and Georgia for $140 million plus store inventory. The transaction is anticipated to close in the second quarter of 2003, subject to any necessary regulatory approvals and customary closing conditions.

MAP’s retail marketing strategy is focused on SSA’s Midwest operations, additional growth in the Marathon brand and continued growth for PTC.

On February 10, 2003, MAP increased its ownership in Centennial Pipeline LLC from 33 percent to 50 percent. MAP paid $20 million for the increased ownership interest. As of February 10, 2003, Centennial is owned 50 percent each by MAP and TE Products Pipeline Company, Limited Partnership.

On February 27, 2003, MAP’s 50 percent owned Pilot Travel Centers LLC (“PTC”) purchased 60 retail travel centers including fuel inventory, merchandise and supplies. The 60 locations are in 15 states, primarily in the Midwest, Southeast and the Southwest regions of the country.

The above discussion includes forward-looking statements with respect to the Catlettsburg refinery, the Cardinal Products Pipeline system and the disposition of SSA stores. Some factors that could potentially cause the actual results from the Catlettsburg investment program to differ materially from current expectations include the price of petroleum products, levels of cash flows from operations, unforeseen hazards such as weather conditions, the completion of construction and regulatory approval constraints. A factor that could impact the Cardinal Products Pipeline is completion of construction. Some factors that could affect the SSA stores sale include inability or delay in obtaining necessary government and third-party approvals, and satisfaction of customary closing conditions. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Other Energy Related Businesses

Marathon has proposed plans and awarded a front end engineering and design contract for a major LNG regasification and power generation complex near Tijuana in the Mexican state of Baja California to be called the Tijuana Regional Energy Center. The proposed project is an integrated complex planned to consist of a 750 mmcf per day LNG offloading terminal and regasification plant, a 1,200-megawatt power generation plant, a 20-million gallon per day water desalination plant, wastewater treatment facilities and natural gas pipeline infrastructure. Construction of the facilities is scheduled to begin in 2003 with expected startup in 2006.

Marathon has awarded a FEED contract for the proposed phase 3 LNG project in Equatorial Guinea. The phase 3 expansion involves the construction of a LNG liquefaction plant and related facilities to further commercialize the gas resources in the Alba field. This project would be complemented by the long-term LNG delivery rights at Elba Island, Georgia.

In the North Sea, Marathon will continue discussions with interested parties in evaluating the best transportation alternatives to bring Norwegian gas to the U.K. market utilizing Marathon’s Brae infrastructure.

On October 1, 2002, Marathon announced the signing of a letter of intent with Rosneft Oil Company to participate in Urals North American Marketing, a venture that would transport and market Urals crude to the North American market. The venture is subject to the signing of definitive agreements and obtaining necessary U.S. and Russian government approvals. Expected start-up would be in the fourth quarter of 2003.

The above discussion includes forward-looking statements with respect to the planned construction of LNG re-gasification, power generation and related facilities, and the participation in a venture to transport and market Urals crude to North America. Some factors that could affect the planned construction of the LNG re-gasification, power generation and related facilities, include, but are not limited to, unforeseen difficulty in the negotiation of definitive agreements among project participants, identification of additional participants to reach optimum levels of participation, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects and environmental and permitting issues. Additionally, the LNG project could be impacted by the availability or construction of sufficient LNG vessels. Factors that could impact the transporting and marketing of Urals crude to the North American market include the inability or delay in obtaining necessary government and third-party approvals, unforeseen difficulty in the negotiation of definitive agreements among project participants, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects and environmental and permitting issues. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Corporate Matters

On February 6, 2003, Marathon announced it had approved a capital, investment and exploration expenditure budget of almost $2 billion for 2003. The budget includes E&P spending of $1.1 billion and $732 million for RM&T projects, with the remaining $121 million balance designated for OERB and corporate activities. Marathon also announced the intention to sell approximately $400 million in non-core assets to enhance financial flexibility.

The above discussion includes forward-looking statements with respect to expected capital, investment and exploration expenditures, as well as planned asset dispositions. This forward-looking information is based on certain assumptions including (among others), property dispositions, prices, worldwide supply and demand for petroleum products, regulatory impacts and constraints, timing and results of future exploitation and development drilling, levels of company cash flow, drilling rig availability and other geological operating and economic considerations. The forward-looking information concerning asset dispositions is based upon certain assumptions including the identification of buyers and the negotiation of acceptable prices and other terms, as well as other customary closing conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Accounting Standards

Adopted in the reporting periods

Effective January 1, 2001, Marathon adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This statement requires recognition of all derivatives as either assets or liabilities at fair value. The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income was $8 million, net of a tax benefit of $5 million. The unfavorable cumulative effect on other comprehensive income (loss) (OCI) was $8 million, net of a tax benefit of $4 million.

Since the issuance of SFAS No. 133, the Financial Accounting Standards Board (FASB) has issued several interpretations. As a result, Marathon has recognized in income the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million.

Effective January 1, 2002, Marathon adopted the following Statements of Financial Accounting Standards:

•	No. 141 “Business Combinations” (SFAS No. 141),

•	No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), and

•	No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No.144)

SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. The transitional provisions of SFAS No. 141 required Marathon to reclassify $11 million from identifiable intangible assets to goodwill at January 1, 2002.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Effective January 1, 2002, Marathon ceased amortization of existing goodwill, which results in a favorable impact on annual income of approximately $3 million, net of tax. Marathon has completed the required transitional impairment test for existing goodwill as of the date of adoption. No impairment of goodwill was indicated.

SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. For long-lived assets to be disposed of by sale, SFAS No. 144 broadens the definition of those disposals that should be reported separately as discontinued operations. The adoption of SFAS No. 144 had no initial effect on Marathon’s financial statements.

In late 2002 and early 2003, the FASB issued the following:

•	Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148),

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).

Each of these pronouncements required the immediate adoption of certain disclosure requirements, which have been reflected in these financial statements. The accounting requirements of these pronouncements will be adopted in future periods.

To be adopted in future periods

In 2001, the FASB issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Marathon, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Under previous accounting standards, such obligations were recognized over the life of the producing assets on a units-of-production basis.

While certain assets such as refineries, crude oil and product pipelines and marketing assets have retirement obligations covered by SFAS No. 143, those obligations are not expected to be recognized since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

Effective January 1, 2003, Marathon will adopt SFAS No. 143, as required. The cumulative effect on net income of adopting SFAS No. 143 is expected to be a net favorable effect of approximately $5 million. At the time of adoption, total assets will increase approximately $120 million, and total liabilities will increase approximately $115 million. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Previous accounting standards used the units-of-production method to match estimated future retirement costs with the revenues generated from the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. Because of the long lives of the underlying producing assets, the impact on net income in the near term is not expected to be material.

In the second quarter of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) and Statement of Financial Accounting Standards No. 146 “Accounting for Exit or Disposal Activities” (SFAS No. 146). SFAS No. 145 has a dual effective date. The provisions relating to the early extinguishment of debt will be adopted by Marathon on January 1, 2003. As a result, losses from the early extinguishment of debt in 2002, which are currently reported as extraordinary items, will be reported in income from continuing operations in comparative financial statements subsequent to the adoption of SFAS No. 145. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

SFAS No. 148 provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. Effective January 1, 2003, Marathon plans to apply the fair value method to future grants and any modified grants of stock-based compensation. Based upon this change, and assuming the number of stock options granted in 2003 approximates the number of those granted in 2002, the estimated impact on Marathon’s 2003 earnings would not be materially different than under previous accounting standards.

Effective for any guarantees issued or modified January 1, 2003 or after, FIN 45 requires the fair-value measurement and recognition of a liability for the issuance of certain guarantees. Enhanced disclosure requirements will continue to apply to both new and existing guarantees subject to FIN 45.

FIN 46 identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (VIE). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. In future accounting periods, the primary beneficiary will be required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46, Marathon would not be deemed to be a primary beneficiary under the new rules.

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

The approach of Marathon’s E&P segment to the use of commodity derivative instruments is selective and opportunistic. When it is deemed to be advantageous, Marathon may lock-in market prices on portions of its future production.

Marathon’s RM&T segment uses commodity derivative instruments to mitigate the price risk associated with crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products.

Marathon’s OERB segment is exposed to market risk associated with the purchase and subsequent resale of natural gas. Marathon uses commodity derivative instruments to mitigate the price risk on purchased volumes and anticipated sales volumes.

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

Management believes that use of derivative instruments along with risk assessment procedures and internal controls does not expose Marathon to material risk. However, the use of derivative instruments could materially affect Marathon’s results of operations in particular quarterly or annual periods. Management believes that use of these instruments will not have a material adverse effect on financial position or liquidity.

Commodity Price Risk and Related Risks

In the normal course of its business, Marathon is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. To a lesser extent, Marathon is exposed to the risk of price fluctuations on natural gas liquids and petroleum feedstocks used as raw materials.

Marathon’s strategy has generally been to obtain competitive prices for its products and allow operating results to reflect market price movements dictated by supply and demand. As part of achieving Marathon’s strategy, certain fixed-priced physical contracts are hedged using derivative instruments that assume market risk. Marathon will use a variety of derivative instruments, including option combinations, as part of the overall risk management program to manage commodity price risk within its different businesses.

Commodity Price Risk

Sensitivity analyses of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative commodity instruments as of December 31, 2002 and December 31, 2001, are provided in the following table:(a)

(In millions)

	Incremental Decrease in IFO Assuming a Hypothetical Price Change of(a)
	2002				2001
Derivative Commodity Instruments(b)(c)	10%		25%		10%		25%

Crude oil(d)	$32.1	(e)	$131.6	(e)	$25.3	(e)	$57.6	(e)
Natural gas(d)	38.6	(e)	119.4	(e)	8.6	(e)	18.2	(e)
Refined products(d)	1.5	(e)	6.5	(e)	1.6	(f)	6.3	(f)

(a)	Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 2002 and 2001. Marathon evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio subsequent to December 31, 2002, would cause future IFO effects to differ from those presented in the table.
(b)	Net open contracts for the combined E&P and OERB segments varied throughout 2002, from a low of 16,556 contracts at February 16 to a high of 43,678 contracts at October 1, and averaged 31,340 for the year. The number of net open contracts for the RM&T segment varied throughout 2002, from a low of 1 contract at March 4 to a high of 19,209 contracts at December 26, and averaged 4,865 for the year. The derivative commodity instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.
(c)	The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
(d)	The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in IFO when applied to the derivative commodity instruments used to hedge that commodity.
(e)	Price increase.
(f)	Price decrease.

E&P Segment— As of December 31, 2002, Marathon has entered into zero-cost collars on 225 mmcfd of its U.S. natural gas production for January through December 2003, whereby Marathon will receive up to an average $4.72 per mcf but no less than an average $3.72 per mcf. Of the 225 mmcfd, 215 mmcfd currently qualify for hedge accounting, with the non-qualified gas volumes being marked-to-market and included in income. Additionally, Marathon has also entered into zero-cost collars on 29,000 bpd of its U.S. and U.K. crude oil for January through December 2003, whereby Marathon will receive up to an average $28.55 per bbl but no less than an average $23.01 per bbl. All 29,000 bpd currently qualify for hedge accounting.

Subsequent to December 31, 2002, Marathon has entered into zero-cost collars on an additional 60 mmcfd of its U.S. natural gas production for the last half of 2003, whereby Marathon will receive up to an average $5.94 per mcf but no less than an average $4.25 per mcf. Marathon has also placed derivatives on 50 mmcfd at an average of $5.02 per mcf for 2004 relating to the Powder River Basin area. All 60 mmcfd for the last half of 2003 and 50 mmcfd for 2004 currently qualify for hedge accounting. Additionally, Marathon has also used other derivative instruments to sell forward, 37,000 bpd of its U.S. and U.K. crude oil for the last half of 2003 at an average of $26.33 per bbl. All 37,000 bpd currently qualify for hedge accounting.

As of December 31, 2002, Marathon had hedged approximately 18 percent and 15 percent of its forecasted 2003 worldwide equity natural gas and liquid hydrocarbon production, respectively. Subsequent to December 31, 2002, Marathon has hedged an additional 3 percent and 10 percent of its forecasted 2003 worldwide equity natural gas and liquid hydrocarbon production, respectively.

Derivative gains included in the E&P segment were $52 million and $85 million for 2002 and 2001, respectively. Gains of $23 million from discontinued cash flow hedges for 2002 are included in the aforementioned amounts. These gains were reclassified from accumulated other comprehensive income (loss) as it is no longer probable that the original forecasted transactions will occur.

RM&T Segment — Marathon’s RM&T operations generally use derivative commodity instruments to mitigate the price risk of certain crude oil and other feedstocks, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Derivative losses included in RM&T segment income were $124 million for 2002 compared with gains of $210 million for 2001. RM&T’s trading activity gains and losses were not significant for 2002 and 2001.

OERB Segment — Marathon has used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, Marathon will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in its ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative losses included in OERB segment income were $8 million and $29 million for 2002 and 2001, respectively.

Other Commodity Risk

Marathon is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, New York Mercantile Exchange (“NYMEX”) contracts for natural gas are priced at Louisiana’s Henry Hub, while the underlying quantities of natural gas may be produced and sold in the Western United States at prices that do not move in strict correlation with NYMEX prices. To the extent that commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to a portion of basis risk.

Marathon is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

Interest Rate Risk

Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates is provided in the following table:

(In millions)

	December 31, 2002		December 31, 2001

Financial Instruments(a)	Fair Value(b)	Incremental Increase in Fair Value(c)	Fair Value(b)	Incremental Increase in Fair Value(c)

Financial assets:
Investments and long-term receivables	$223	$–	$160	$–
Interest rate swap agreements	$12	$8	$–	$–
Financial liabilities:
Long-term debt(d)(e)	$5,008	$194	$3,830	$127

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	See Notes 14 and 15 to the Consolidated Financial Statements for carrying value of instruments.
(c)	For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of Marathon’s long-term debt at December 31, 2002 and 2001.
(d)	Includes amounts due within one year.
(e)	Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

At December 31, 2002 and 2001, Marathon’s portfolio of long-term debt was substantially comprised of fixed rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $194 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon’s results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Marathon has initiated a program to manage its exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce the Company’s overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. In 2002, Marathon entered into seven interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates. The following table summarizes Marathon’s interest rate swap activity as of December 31, 2002 and March 1, 2003:

As of December 31, 2002
Floating Rate to be Paid	Fixed Rate to be Received		Notional Amount ($Millions)		Swap Maturity	12/31/02 Fair Value ($Millions)

Six Month LIBOR +1.935% Six Month LIBOR +3.204%	5.375 6.850	% %	$ $	450 200	2007 2008	$ $	8 4

Cumulative as of March 1, 2003

Floating Rate to be Paid	Fixed Rate to be Received		Notional Amount ($Millions)		Swap Maturity

Six Month LIBOR +4.140%	6.650%			$100	2006
Six Month LIBOR +1.935%	5.375%			$450	2007
Six Month LIBOR +3.285%	6.850%			$400	2008

During 2002, Marathon entered into U.S. Treasury Rate lock agreements to hedge pending issuances of new debt. The U.S. Treasury Rate lock agreements, which were designated and effective as cash flow hedges, were settled for a net of $14 million concurrent with the issuance of the new debt. The $9 million, net of tax, unrecognized loss is being reclassified from accumulated other comprehensive income (loss) to net interest and other financial cost over the life of the new debt.

Foreign Currency Exchange Rate Risk

Marathon is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. Marathon has used on occasion forward currency contracts or other derivative instruments to manage this risk. At December 31, 2002 and 2001, Marathon had no open forward currency contracts in place.

Safe Harbor

Marathon’s quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas, refined products and other feedstocks. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to Marathon’s hedging programs may differ materially from those discussed in the forward-looking statements.

Item 8. Consolidated Financial Statements and Supplementary Data

MARATHON OIL CORPORATION

Index to 2002 Consolidated Financial Statements and Supplementary Data

Management’s Report

The accompanying consolidated financial statements of Marathon Oil Corporation and its consolidated subsidiaries (Marathon) are the responsibility of management and have been prepared in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on best judgments and estimates. The financial information displayed in other sections of this report is consistent with these financial statements.

Marathon seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.

Marathon has a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, Marathon’s independent accountants, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.

The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of its responsibilities relative to internal accounting controls and the consolidated financial statements.

Clarence P. Cazalot, Jr.	John T. Mills	Albert G. Adkins
President and	Chief Financial Officer	Vice President–
Chief Executive Officer		Accounting and Controller

Report of Independent Accountants

To the Stockholders of Marathon Oil Corporation:

In our opinion, the accompanying consolidated financial statements appearing on pages F-2 through F-36 present fairly, in all material respects, the financial position of Marathon Oil Corporation and its subsidiaries (Marathon) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Marathon’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, Marathon changed its method of accounting for certain long-term natural gas sales contracts in 2002 and its method of accounting for derivatives in 2001.

As discussed in Note 3 to the financial statements, on December 31, 2001, Marathon distributed its steel business to the holders of USX–U.S. Steel Group common stock and has accounted for this business as a discontinued operation.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 18, 2003

Consolidated Statement of Income

(Dollars in millions)	2002	2001	2000

Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$30,595	$32,599	$34,181
Sales to related parties	869	476	313
Income from equity method investments	137	118	81
Net gains (losses) on disposal of assets	65	(177)	(785)
Gain (loss) on ownership change in Marathon Ashland Petroleum LLC	12	(6)	12
Other income	42	112	64

Total revenues and other income	31,720	33,122	33,866

Costs and expenses:
Cost of revenues (excludes items shown below)	23,574	23,233	25,403
Purchases from related parties	100	83	87
Consumer excise taxes	4,250	4,404	4,344
Depreciation, depletion and amortization	1,201	1,233	1,052
Property impairments	14	3	193
Selling, general and administrative expenses	845	721	637
Other taxes	258	275	282
Exploration expenses	184	144	238
Inventory market valuation charges (credits)	(72)	72	–

Total costs and expenses	30,354	30,168	32,236

Income from operations	1,366	2,954	1,630
Net interest and other financing costs	268	173	236
Minority interest in income of Marathon Ashland Petroleum LLC	173	704	498

Income from continuing operations before income taxes	925	2,077	896
Provision for income taxes	389	759	476

Income from continuing operations	536	1,318	420

Discontinued operations
Loss from discontinued operations	–	(169)	(9)
Loss on disposition of United States Steel Corporation	–	(984)	–

Income before extraordinary loss and cumulative effect of changes in accounting principles	536	165	411
Extraordinary loss from early extinguishment of debt	(33)	–	–
Cumulative effect of changes in accounting principles	13	(8)	–

Net income	$516	$157	$411

The accompanying notes are an integral part of these consolidated financial statements.

Income Per Common Share

(Dollars in millions, except per share data)	2002	2001	2000

MARATHON COMMON STOCK
Income from continuing operations applicable to Common Stock	$536	$1,317	$420

Net income applicable to Common Stock	$516	$377	$432

Per Share Data Basic and diluted:
Income from continuing operations	$1.72	$4.26	$1.35

Net income	$1.66	$1.22	$1.39

STEEL STOCK
Net loss applicable to Steel Stock	$–	$(243)	$(29)

Per Share Data Basic:
Net loss	$–	$(2.73)	$(.33)

Diluted:
Net loss	$–	$(2.74)	$(.33)

See Note 6 for a description and computation of income per common share.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet

(Dollars in millions)	December 31	2002	2001

Assets
Current assets:
Cash and cash equivalents		$488	$657
Receivables, less allowance for doubtful accounts of $6 and $4		1,807	1,672
Receivables from United States Steel		9	64
Receivables from related parties		38	36
Inventories		1,984	1,851
Other current assets		153	131

Total current assets		4,479	4,411
Investments and long-term receivables, less allowance for doubtful accounts of $14 and $4		1,634	1,076
Receivables from United States Steel		547	551
Property, plant and equipment – net		10,390	9,552
Prepaid pensions		201	207
Goodwill		274	88
Intangibles		119	61
Other noncurrent assets		168	183

Total assets		$17,812	$16,129

Liabilities
Current liabilities:
Accounts payable		$2,847	$2,407
Payables to United States Steel		28	28
Payables to related parties		10	24
Payroll and benefits payable		198	243
Accrued taxes		307	171
Accrued interest		108	85
Obligations to repay preferred securities		–	295
Long-term debt due within one year		161	215

Total current liabilities		3,659	3,468
Long-term debt		4,410	3,432
Deferred income taxes		1,445	1,297
Employee benefit obligations		847	677
Asset retirement obligations		223	193
Payables to United States Steel		7	8
Deferred credits and other liabilities		168	151

Minority interest in Marathon Ashland Petroleum LLC		1,971	1,963

Commitments and contingencies		–	–
Stockholders’ Equity
Common Stock issued – 312,165,978 shares at December 31, 2002 and 2001 (par value $1 per share, authorized 550,000,000 shares)		312	312
Common Stock held in treasury – 2,292,986 shares at December 31, 2002 and 2,770,929 shares at December 31, 2001		(60)	(74)
Additional paid-in capital		3,032	3,035
Retained earnings		1,874	1,643
Accumulated other comprehensive income (loss)		(69)	34
Unearned compensation		(7)	(10)

Total stockholders’ equity		5,082	4,940

Total liabilities and stockholders’ equity		$17,812	$16,129

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

(Dollars in millions)	2002	2001	2000

Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$516	$157	$411
Adjustments to reconcile to net cash provided from operating activities:
Cumulative effect of changes in accounting principles	(13)	8	–
Extraordinary loss from early extinguishment of debt	33	–	–
Loss from discontinued operations	–	169	9
Loss on disposition of United States Steel	–	984	–
Minority interest in income of Marathon Ashland Petroleum LLC	173	704	498
Depreciation, depletion and amortization	1,201	1,233	1,052
Property impairments	14	3	193
Exploratory dry well costs	100	60	86
Inventory market valuation charges (credits)	(72)	72	–
Deferred income taxes	96	(217)	(240)
Net losses (gains) on disposal of assets	(65)	177	785
Changes in: Current receivables	(110)	172	(377)
Inventories	(51)	(66)	17
Accounts payable and other current liabilities	614	(601)	717
All other – net	(31)	64	(5)

Net cash provided from continuing operations	2,405	2,919	3,146
Net cash provided from (used in) discontinued operations	–	717	(615)

Net cash provided from operating activities	2,405	3,636	2,531

Investing activities:
Capital expenditures	(1,574)	(1,639)	(1,425)
Acquisitions	(1,160)	(506)	–
Disposal of assets	152	296	539
Cash held by United States Steel upon disposition	–	(147)	–
Receivable from United States Steel	54	–	–
Restricted cash – withdrawals	91	67	271
– deposits	(123)	(62)	(268)
Investments – contributions	(111)	(17)	(65)
– loans and advances	–	(6)	(6)
– returns and repayments	5	10	10
All other – net	–	5	21

Net cash used in continuing operations	(2,666)	(1,999)	(923)
Net cash used in discontinued operations	–	(245)	(270)

Net cash used in investing activities	(2,666)	(2,244)	(1,193)

Financing activities:
Commercial paper and revolving credit arrangements – net	(375)	(51)	62
Other debt – borrowings	1,828	537	–
– repayments	(604)	(646)	(66)
Redemption of preferred stock of subsidiary	(185)	(223)	–
Preferred stock repurchased	(110)	–	(12)
Treasury common stock – proceeds from issuances	2	12	1
– purchases	(7)	(1)	(105)
Dividends paid – Common Stock	(285)	(284)	(274)
– Steel Stock	–	(49)	(89)
– Preferred stock	–	(8)	(8)
Distributions to minority shareholder of Marathon Ashland Petroleum LLC	(176)	(577)	(420)

Net cash provided from (used in) financing activities	88	(1,290)	(911)

Effect of exchange rate changes on cash:
Continuing operations	4	(3)	(2)
Discontinued operations	–	(1)	1

Net increase (decrease) in cash and cash equivalents	(169)	98	426
Cash and cash equivalents at beginning of year	657	559	133

Cash and cash equivalents at end of year	$488	$657	$559

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders’ Equity

	Dollars in millions			Shares in thousands
	2002	2001	2000	2002	2001	2000
Preferred stock:
6.50% Cumulative Convertible:
Balance at beginning of year	$–	$2	$3	–	2,413	2,715
Repurchased	–	–	(1)	–	(9)	(302)
Converted into Steel Stock	–	–	–	–	(1)	–
Exchanged for debt	–	–	–	–	(195)	–
Converted to right to receive cash at Separation	–	(2)	–	–	(2,208)	–

Balance at end of year	$–	$–	$2	–	–	2,413

Common stocks:
Common Stock:
Balance at beginning of year	$312	$312	$312	312,166	312,166	311,767
Issued for:
Employee stock plans	–	–	–	–	–	391
Exchangeable Shares	–	–	–	–	–	8

Balance at end of year	$312	$312	$312	312,166	312,166	312,166

Steel Stock:
Balance at beginning of year	$–	$89	$88	–	88,767	88,398
Issued for:
Employee stock plans	–	–	1	–	430	369
Conversion of preferred stock	–	–	–	–	1	–
Distributed to United States Steel shareholders	–	(89)	–	–	(89,198)	–

Balance at end of year	$–	$–	$89	–	–	88,767

Securities exchangeable solely into Common Stock:
Balance at beginning of year	$–	$–	$–	–	281	289
Exchanged for Common Stock	–	–	–	–	(281)	(8)

Balance at end of year	$–	$–	$–	–	–	281

Treasury common stocks, at cost:
Common Stock:
Balance at beginning of year	$(74)	$(104)	$–	(2,771)	(3,900)	–
Repurchased	(7)	(1)	(105)	(297)	(27)	(3,957)
Reissued for:
Exchangeable Shares	–	7	–	–	281	–
Employee stock plans	19	24	1	727	875	43
Non-employee directors deferred compensation plan	2	–	–	48	–	14

Balance at end of year	$(60)	$(74)	$(104)	(2,293)	(2,771)	(3,900)

Steel Stock:
Balance at beginning of year	$–	$–	$–	–	–	–
Repurchased	–	–	–	–	(20)	–
Reissued for employee stock plans	–	–	–	–	18	–
Distributed to United States Steel	–	–	–	–	2	–

Balance at end of year	$–	$–	$–	–	–	–

(Table continued on next page)

	Stockholders’ Equity			Comprehensive Income
(Dollars in millions)	2002	2001	2000	2002	2001	2000

Additional paid-in capital:
Balance at beginning of year	$3,035	$4,676	$4,673
Common Stock issued	–	4	9
Treasury Common Stock reissued	(3)	–	–
Steel Stock issued	–	8	5
Steel Stock distributed to United States Steel shareholders	–	(1,526)	–
Exchangeable Shares exchanged for Common Stock	–	(9)	–
6.50% Preferred stock:
Repurchased	–	–	(11)
Converted to right to receive cash at Separation	–	(118)	–

Balance at end of year	$3,032	$3,035	$4,676

Unearned compensation:
Balance at beginning of year	$(10)	$(8)	$–
Change during year	3	(11)	(8)
Transferred to United States Steel	–	9	–

Balance at end of year	$(7)	$(10)	$(8)

Retained earnings:
Balance at beginning of year	$1,643	$1,847	$1,807
Net income	516	157	411	$516	$157	$411
Excess redemption value over carrying value of preferred securities	–	(20)	–
Dividends paid on:
Preferred stock	–	(8)	(8)
Common Stock (per share: $.92 in 2002, $.92 in 2001 and $.88 in 2000)	(285)	(284)	(274)
Steel Stock (per share: $.55 in 2001 and $1.00 in 2000)	–	(49)	(89)

Balance at end of year	$1,874	$1,643	$1,847

Accumulated other comprehensive income (loss)(a):
Minimum pension liability adjustments:
Balance at beginning of year	$(14)	$(21)	$(10)
Changes during year	(33)	(13)	(11)	(33)	(13)	(11)
Reclassified to income	–	20	–	–	20	–

Balance at end of year	(47)	(14)	(21)

Foreign currency translation adjustments:
Balance at beginning of year	$(3)	$(29)	$(17)
Changes during year	2	(3)	(12)	2	(3)	(12)
Reclassified to income	–	29	–	–	29	–

Balance at end of year	(1)	(3)	(29)
Deferred gains (losses) on derivative instruments:
Balance at beginning of year	$51	$–	$–
Cumulative effect adjustment	–	(8)	–	–	(8)	–
Reclassification of the cumulative effect adjustment into income	(1)	23	–	(1)	23	–
Changes in fair value	(36)	34	–	(36)	34	–
Reclassification to income	(35)	2	–	(35)	2	–

Balance at end of year	$(21)	$51	$–

Total balances at end of year	$(69)	$34	$(50)

Total comprehensive income				$413	$241	$388

Total stockholders’ equity	$5,082	$4,940	$6,764

(a) Related income tax provision (credit):	2002	2001	2000
Minimum pension liability adjustments	$(25)	$(4)	$(4)
Foreign currency translation adjustments	–	–	(1)
Net deferred gains (losses) on derivative instruments	(11)	27	–

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Principal Accounting Policies

Basis of presentation – Marathon Oil Corporation was originally organized in 2001 as USX HoldCo, Inc., a wholly owned subsidiary of USX Corporation. As a result of a reorganization completed in July 2001, USX HoldCo, Inc. (1) became the parent entity of the consolidated enterprise (the former USX Corporation was merged into a subsidiary of USX HoldCo, Inc.) and (2) changed its name to USX Corporation. In connection with the transaction discussed in the next paragraph (the Separation), USX Corporation changed its name to Marathon Oil Corporation. The accompanying consolidated financial statements reflect Marathon Oil Corporation and its subsidiaries as the continuation of the consolidated enterprise.

Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX- Marathon Group common stock (Common Stock), which was intended to reflect the performance of Marathon’s energy business, and USX—U.S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon’s steel business. As described further in Note 3, on December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel Corporation (United States Steel) to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis.

In connection with the Separation, Marathon’s certificate of incorporation was amended on December 31, 2001 and, from that date, Marathon has only one class of common stock authorized.

Marathon is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned consolidated subsidiary Marathon Ashland Petroleum LLC (MAP); and other energy related businesses.

Principles applied in consolidation – These consolidated financial statements include the accounts of the businesses comprising Marathon.

The assets and liabilities of MAP are consolidated in these financial statements and minority interest representing 38 percent of the carrying value of the net assets of MAP has been recognized. Under certain circumstances, the MAP Limited Liability Company Agreement requires unanimous approval of certain matters brought to the MAP Board of Managers. Marathon does not believe that the rights of the minority shareholder of MAP are substantive because the likelihood of those rights being triggered is remote.

Investments in unincorporated oil and gas joint ventures, undivided interest pipelines and jointly owned gas processing plants are consolidated on a pro rata basis.

Investments in entities over which Marathon has significant influence are accounted for using the equity method of accounting and are carried at Marathon’s share of net assets plus loans and advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income in accordance with the underlying remaining useful life of the associated assets.

Investments in companies whose stock is publicly traded are carried at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

Income from equity method investments represents Marathon’s proportionate share of income from equity method investments. Other income includes dividend income from other investments. Dividend income is recognized when dividend payments are received.

Gains or losses from a change in ownership of a consolidated subsidiary or an unconsolidated investee are recognized in the period of change.

Use of estimates – The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Items subject to such estimates and assumptions include the carrying value of property, plant and equipment, goodwill, intangibles and equity method investments; valuation allowances for receivables, inventories and deferred income tax assets; environmental remediation liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; assets and obligations related to employee benefits; and the classification of gains or losses on cash flow hedges of forecasted transaction. Actual results could differ from the estimates and assumptions used.

Income per common share – Basic net income (loss) per share is calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, provided the effect is not antidilutive.

Segment information – Marathon’s operations consist of three reportable operating segments:

•	Exploration and Production – explores for and produces crude oil and natural gas on a worldwide basis;
•	Refining, Marketing and Transportation – refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States through MAP; and
•	Other Energy Related Businesses – markets and transports its own and third-party natural gas, crude oil and products manufactured from natural gas, such as liquefied natural gas and methanol, primarily in the United States, Europe and West Africa.

Segment income represents income from operations allocable to operating segments. Marathon corporate general and administrative costs are not allocated to operating segments. These costs primarily consist of employment costs (including pension effects), professional services, facilities and other related costs associated with corporate activities. Inventory market valuation adjustments and gain (loss) on ownership change in MAP also are not allocated to operating segments. Additionally, certain nonoperating or infrequently occurring items are not allocated to operating segments (see segment income reconcilement table on page F-20).

Information on assets by segment is not provided as it is not reviewed by the chief operating decision maker.

Revenue recognition – Revenues are recognized when products are shipped or services are provided to customers and the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues are recorded in costs of revenues.

Marathon recognizes revenues from the production of oil and gas in the United States when title is transferred. Outside the United States, revenues are recognized at the time of lifting. Royalties on the production of oil and gas are either paid in cash or settled through the delivery of volumes. Marathon includes royalties in its revenue and cost of revenues when settlement of royalties is paid in cash, while settlement of royalties based on the delivery of volumes are excluded from revenue and cost of revenues.

Rebates from vendors are recognized as revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized within cost of revenues.

Matching buy/sell transactions settled in cash are recorded in both revenues and costs of revenues as separate sales and purchase transactions.

Marathon follows the sales method of accounting for gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

Inventories – Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

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

Derivative instruments – Marathon uses commodity-based derivatives and financial instrument related derivatives to manage its exposure to commodity price risk, interest rate risk or foreign currency risk. Management has authorized the use of futures, forwards, swaps and combinations of options related to the purchase, production or sale of crude oil, natural gas and refined products, fair value of certain assets and liabilities, future interest expense and also certain business transactions denominated in foreign currencies. Changes in the fair value of all derivatives are recognized immediately in income, within revenues, costs of revenues or net interest and other financing costs, unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. Cash flows related to the use of derivatives are classified in operating activities with the underlying hedged transaction.

For derivatives qualifying as hedges of future cash flows or certain foreign currency exposures, the effective portion of any changes in fair value is recognized in a component of stockholders’ equity called other comprehensive income and then reclassified to income, within revenues, costs of revenues or net interest and other financing costs, when the underlying anticipated transaction occurs . Any ineffective portion of such hedges is recognized in income as it occurs. For discontinued cash flow hedges prospective changes in the fair value of the derivative are recognized in income. Any gain or loss accumulated in other comprehensive income at the time a hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction occurring is no longer probable, the entire gain or loss accumulated in other comprehensive income is immediately reclassified into income.

For derivatives designated as hedges of the fair value of recognized assets, liabilities or firm commitments, changes in the fair value of both the hedged item and the related derivative are recognized immediately in income, within revenues, costs of revenues or net interest and other financing costs, with an offsetting effect included in the basis of the hedged item. The net effect is to reflect in income the extent to which the hedge is not effective in achieving offsetting changes in fair value.

Property, plant and equipment – Marathon uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

For property, plant and equipment unrelated to oil and gas producing activities, depreciation is computed on the straight-line method over their estimated useful lives, which range from 3 to 42 years.

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

Major maintenance activities – Marathon incurs planned major maintenance costs primarily for refinery turnarounds. Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

Environmental remediation liabilities – Environmental remediation expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets’ environmental safety or efficiency. Marathon provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded.

Asset retirement obligations – Estimated abandonment and dismantlement costs of offshore production facilities are accrued over the life of the producing assets on a units-of-production method.

Deferred taxes – Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include Marathon’s expectation to generate sufficient future taxable income including future foreign source income, tax credits, operating loss carryforwards, and management’s intent regarding the permanent reinvestment of the income from certain foreign subsidiaries.

Pensions and other postretirement benefits – Marathon has noncontributory defined benefit pension plans covering substantially all domestic employees, international employees located in Ireland and the United Kingdom, and most MAP employees. Benefits under these plans are based primarily upon years of service and final average pensionable earnings. MAP also participates in a multiemployer plan that provides coverage for less than 5% of its employees. The benefits provided include both pension and health care.

Marathon also has a retiree health plan covering most employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, subject to various cost sharing features. In addition, life insurance benefits are provided to certain nonunion and most union represented employees primarily based on annual base salary at retirement. Retiree health and life insurance benefits (other benefits) have not been prefunded.

Stock-based compensation – The Marathon Oil Corporation 1990 Stock Plan authorizes the Compensation Committee of the board of directors of Marathon to grant restricted stock, stock options and stock appreciation rights to key management employees. Up to 0.5 percent of the outstanding stock, as determined on December 31 of the preceding year, is available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years’ annual allocations are available for subsequent grant during the years the 1990 Plan is in effect.

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

Restricted stock represents stock granted for such consideration, if any, as determined by the Compensation Committee, subject to forfeiture provisions and restrictions on transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met. Restricted stock is issued at the market price per share at the date of grant and vests over service periods that range from one to five years.

Marathon also has a restricted stock plan for certain salaried employees that are not officers of Marathon. Participants in the plan are awarded restricted stock by the Compensation Committee based on their performance within certain guidelines. 50% of the awarded stock vests at the end of two years from the date of grant and the remaining 50% vests in four years from the date of grant. Prior to vesting, the employee has the right to vote such stock and receive dividends thereon. The nonvested shares are not transferable and are retained by the Corporation until they vest.

In connection with the Separation, a special restricted stock program for most employees other than officers of Marathon was implemented. On January 23, 2002, participants were awarded a one-time grant of ten shares, which vested one year after the date of grant. Prior to vesting, the employee had the right to vote such stock and receive dividends thereon. The nonvested shares were not transferable and were retained by the Corporation until they vested.

Unearned compensation is charged to equity when the restricted stock is granted. Amounts related to the 1990 Stock Plan are subsequently adjusted for changes in the market value of the underlying stock. Compensation expense is recognized over the balance of the vesting period and is adjusted if conditions of the restricted stock grant are not met.

Marathon uses the intrinsic value model for accounting for stock-based compensation. The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period.

(In millions, except per share data)	2002	2001	2000

Net income applicable to Common Stock
As reported	$516	$377	$432
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	5	1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(16)	(11)	(6)

Pro forma net income applicable to Common Stock	$505	$371	$427

Basic and diluted net income per share
– As reported	$1.66	$1.22	$1.39
– Pro forma	$1.63	$1.20	$1.38

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

(In millions, except per share data)	2002	2001	2000

Weighted-average grant-date exercise price per share	$28.12	$32.52	$25.18
Expected annual dividends per share	$.92	$.92	$.88
Expected life in years	5	5	5
Expected volatility	35%	34%	33%
Risk free interest rate	4.5%	4.9%	6.5%

Weighted-average grant-date fair value of options granted during the year, as calculated from above	$7.79	$9.45	$7.51

Concentrations of credit risk – Marathon is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. While no single customer accounts for more than 5% of annual revenues, Marathon has significant exposures to United States Steel arising from the Separation. These exposures are discussed in Note 3.

Reclassifications—Certain reclassifications of prior years’ data have been made to conform to 2002 classifications.

2. New Accounting Standards

Adopted in the reporting periods – Effective January 1, 2001, Marathon adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS Nos. 137 and 138. This statement requires recognition of all derivatives as either assets or liabilities at fair value. The transition adjustment related to adopting SFAS No. 133 on January 1, 2001, was recognized as a cumulative effect of a change in accounting principle. The unfavorable cumulative effect on net income was $8 million, net of a tax benefit of $5 million. The unfavorable cumulative effect on other comprehensive income (loss) (OCI) was $8 million, net of a tax benefit of $4 million.

Since the issuance of SFAS No. 133, the Financial Accounting Standards Board (FASB) has issued several interpretations. As a result, Marathon has recognized in income the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million.

Effective January 1, 2002, Marathon adopted the following Statements of Financial Accounting Standards:

•	No. 141 “Business Combinations” (SFAS No. 141),
•	No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), and
•	No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No.144)

SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. The transitional provisions of SFAS No. 141 required Marathon to reclassify $11 million from identifiable intangible assets to goodwill at January 1, 2002.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Effective January 1, 2002, Marathon ceased amortization of existing goodwill, which results in a favorable impact on annual income of approximately $3 million, net of tax. Marathon has completed the required transitional impairment test for existing goodwill as of the date of adoption. No impairment of goodwill was indicated.

SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. For long-lived assets to be disposed of by sale, SFAS No. 144 broadens the definition of those disposals that should be reported separately as discontinued operations. The adoption of SFAS No. 144 had no initial effect on Marathon’s financial statements.

In late 2002 and early 2003, the FASB issued the following:

•	Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148),
•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and
•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).

Each of these pronouncements required the immediate adoption of certain disclosure requirements, which have been reflected in these financial statements. The accounting requirements of these pronouncements will be adopted in future periods.

To be adopted in future periods – In 2001, the FASB issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Marathon, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Under previous accounting standards, such obligations were recognized over the life of the producing assets on a units-of-production basis.

While certain assets such as refineries, crude oil and product pipelines and marketing assets have retirement obligations covered by SFAS No. 143, those obligations are not expected to be recognized since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

Effective January 1, 2003, Marathon will adopt SFAS No. 143, as required. The cumulative effect on net income of adopting SFAS No. 143 is expected to be a net favorable effect of approximately $5 million. At the time of adoption, total assets will increase approximately $120 million, and total liabilities will increase approximately $115 million. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Previous accounting standards used the units-of-production method to match estimated future retirement costs with the revenues generated from the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. Because of the long lives of the underlying producing assets, the impact on net income in the near term is not expected to be material.

In the second quarter of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) and Statement of Financial Accounting Standards No. 146 “Accounting for Exit or Disposal Activities” (SFAS No. 146). SFAS No. 145 has a dual effective date. The provisions relating to the early extinguishment of debt will be adopted by Marathon on January 1, 2003. As a result, losses from the early extinguishment of debt in 2002, which are currently reported as extraordinary items, will be reported in income from continuing operations in comparative financial statements subsequent to the adoption of SFAS No. 145. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

SFAS No. 148 provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. Effective January 1, 2003, Marathon plans to apply the fair value method to future grants and any modified grants of stock-based compensation. Based upon this change, and assuming the number of stock options granted in 2003 approximates the number of those granted in 2002, the estimated impact on Marathon’s 2003 earnings would not be materially different than under previous accounting standards.

Effective for any guarantees issued or modified January 1, 2003 or after, FIN 45 requires the fair-value measurement and recognition of a liability for the issuance of certain guarantees. Enhanced disclosure requirements will continue to apply to both new and existing guarantees subject to FIN 45.

FIN 46 identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (VIE). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. In future accounting periods, the primary beneficiary will be required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46, Marathon would not be deemed to be a primary beneficiary under the new rules.

3. Information about United States Steel

The Separation – On December 31, 2001, in a tax-free distribution to holders of Steel Stock, Marathon exchanged the common stock of United States Steel for all outstanding shares of Steel Stock on a one-for-one basis. The net assets of United States Steel at Separation were approximately the same as the net assets attributable to Steel Stock immediately prior to the Separation, except for a value transfer of $900 million in the form of additional net debt and other financings retained by Marathon. During the last six months of 2001, United States Steel completed a number of financings so that, upon Separation, the net debt and other financings of United States Steel as a separate legal entity would approximate the net debt and other financings attributable to Steel Stock. At December 31, 2001, the net debt and other financings of United States Steel was $54 million less than the net debt and other financings attributable to the Steel Stock, adjusted for the value transfer and certain one-time items related to the Separation. On February 6, 2002, United States Steel made a payment to Marathon of $54 million, plus applicable interest, to settle this difference.

In connection with the Separation, Marathon and United States Steel entered into a number of agreements, including:

Financial Matters Agreement – Marathon and United States Steel have entered into a Financial Matters Agreement that provides for United States Steel’s assumption of certain industrial revenue bonds and certain other financial obligations of Marathon. The Financial Matters Agreement also provides that, on or before the tenth anniversary of the Separation, United States Steel will provide for Marathon’s discharge from any remaining liability under any of the assumed industrial revenue bonds.

Under the Financial Matters Agreement, United States Steel has all of the existing contractual rights under the leases assumed from Marathon, including all rights related to purchase options, prepayments or the grant or release of security interests. However, United States Steel has no right to increase amounts due under or lengthen the term of any of the assumed leases, other than extensions set forth in the terms of any of the assumed leases.

United States Steel is the sole general partner of Clairton 1314B Partnership, L.P. (Clairton 1314B), which owns certain cokemaking facilities formerly owned by United States Steel. Marathon has guaranteed to the limited partners all obligations of United States Steel under the partnership documents. The Financial Matters Agreement requires United States Steel to use commercially reasonable efforts to have Marathon released from its obligations under this guarantee. United States Steel may dissolve the partnership under certain circumstances, including if it is required to fund accumulated cash shortfalls of the partnership in excess of $150 million. In addition to the normal commitments of a general partner, United States Steel has indemnified the limited partners for certain income tax exposures.

The Financial Matters Agreement requires Marathon to use commercially reasonable efforts to assure compliance with all covenants and other obligations to avoid the occurrence of a default or the acceleration of the payment on the assumed obligations.

United States Steel’s obligations to Marathon under the Financial Matters Agreement are general unsecured obligations that rank equal to United States Steel’s accounts payable and other general unsecured obligations. The Financial Matters Agreement does not contain any financial covenants and United States Steel is free to incur additional debt, grant mortgages on or security interests in its property and sell or transfer assets without Marathon’s consent.

Tax Sharing Agreement – Marathon and United States Steel have entered into a Tax Sharing Agreement that reflects each party’s rights and obligations relating to payments and refunds of income, sales, transfer and other taxes that are attributable to periods beginning prior to and including the Separation Date and taxes resulting from transactions effected in connection with the Separation.

The Tax Sharing Agreement incorporates the general tax sharing principles of the former tax allocation policy. In general, Marathon and United States Steel, will make payments between them such that, with respect to any consolidated, combined or unitary tax returns for any taxable period or portion thereof ending on or before the Separation Date, the amount of taxes to be paid by each of Marathon and United States Steel will be determined, subject to certain adjustments, as if the former groups each filed their own consolidated, combined or unitary tax return. The Tax Sharing Agreement also provides for payments between Marathon and United States Steel for certain tax adjustments that may be made after the Separation. Other provisions address, but are not limited to, the handling of tax audits, settlements and return filing in cases where both Marathon and United States Steel have an interest in the results of these activities.

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

Relationship between Marathon and United States Steel after the Separation – As a result of the Separation, Marathon and United States Steel are separate companies, and neither has any ownership interest in the other. Thomas J. Usher is chairman of the board of both companies, and as of December 31, 2002, four of the nine remaining members of Marathon’s board of directors are also directors of United States Steel.

Sales to United States Steel in 2002 were $14 million, primarily for natural gas. Purchases from United States Steel in 2002 were $12 million, primarily for raw materials. Management believes that transactions with United States Steel were conducted under terms comparable to those with unrelated parties.

In the fourth quarter of 2002, Marathon cancelled the unvested restricted stock awards held by certain former officers and provided each with an appropriate cash settlement. The total cost of the settlement was $5 million.

Discontinued operations presentation – Marathon has accounted for the business of United States Steel as a discontinued operation. The loss from discontinued operations for the periods ended December 31, 2001 and 2000 represent the net loss attributable to Steel Stock for the periods presented, adjusted for corporate administrative expenses and interest expense (net of income tax effects) which may not be allocated to discontinued operations under generally accepted accounting principles. The loss on disposition of United States Steel represents the excess of the net investment in United States Steel over the aggregate fair market value of the outstanding shares of the Steel Stock at the time of the Separation. Because operating and investing activities are separately identifiable to each of Marathon and United States Steel, such amounts have been separately disclosed in the statement of cash flows. Financing activities were managed on a centralized, consolidated basis. Therefore they have been reflected on a consolidated basis in the statement of cash flows.

Transactions related to invested cash, debt and related interest and other financing costs, and preferred stock and related dividends were attributed to discontinued operations based on the cash flows of United States Steel for the periods presented and the initial capital structure attributable to Steel Stock. However, certain limitations on the amount of interest expense allocated to discontinued operations are required by generally accepted accounting principles. Corporate general and administrative costs were allocated to discontinued operations based upon utilization. Other corporate general and administrative costs attributable to Steel Stock that were allocated using methods which considered certain measures of business activities, such as employment, investments and revenues, are not permitted to be classified as discontinued operations under generally accepted accounting principles. Income taxes were allocated to discontinued operations in accordance with Marathon’s tax allocation policy. In general, such policy provided that the consolidated tax provision and related tax payments or refunds were allocated to discontinued operations based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to United States Steel.

The results of operations of United States Steel, subject to the limitations described above, have been reclassified as discontinued operations for all periods presented in the Consolidated Statement of Income and are summarized as follows:

(In millions)	2001	2000

Revenues and other income	$6,375	$6,132
Costs and expenses	6,755	6,010

Income (loss) from operations	(380)	122
Net interest and other financing costs	101	105

Income (loss) before income taxes	(481)	17
Provision (credit) for estimated income taxes	(312)	26

Net loss	$(169)	$(9)

The computation of the loss on disposition of United States Steel on December 31, 2001 was as follows:

(In millions)

Market value of Steel Stock (89,197,740 shares of stock issued and outstanding at $18.11 per share)	$1,615
Less:
Net investment in United States Steel	2,564
Costs associated with the Separation, net of tax	35

Loss on disposition of United States Steel	$(984)

Amounts receivable from or payable to United States Steel arising from the Separation – As previously discussed, Marathon remains primarily obligated for certain financings for which United States Steel has assumed responsibility for repayment under the terms of the Separation. When United

States Steel makes payments on the principal of these financings, both the receivable and the obligation will be reduced.

At December 31, 2002 and 2001, amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions) December 31	2002	2001

Receivables:
Current:
Separation settlement receivable	$–	$54
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	9	10

Current receivables from United States Steel	$9	$64

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$547	$551

Payables:
Current:
Income tax settlement payable	$28	$28

Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$7	$8

Marathon remains primarily obligated for $131 million of operating lease obligations assumed by United States Steel, of which $78 million has in turn been assumed by other third parties that had purchased plants and operations divested by United States Steel.

In addition, Marathon remains contingently liable for certain obligations of United States Steel. Marathon has guaranteed United States Steel’s contingent obligation to repay certain distributions from its 50% owned joint venture, PRO-TEC Coating Company (“PRO-TEC”). Pursuant to the terms of certain PRO-TEC financing agreements, upon PRO-TEC’s default, the partners are obligated to pay, on a several basis, the lesser of the cumulative dividends distributed to the partners since inception (the “notional recapture amount”) and the total of one year’s partnership principal and interest requirements (the “aggregate short-term debt service requirement”). As the notional recapture amount at December 31, 2002 far exceeds the aggregate short-term debt service requirement, United States Steel’s maximum exposure under its guarantee at December 31, 2002 was equal to 50% of the aggregate short-term debt service requirement, or approximately $18 million. Should PRO-TEC default under its agreements and should United States Steel be unable to perform under its guarantee, Marathon is required to perform on behalf of United States Steel. In addition, Marathon has guaranteed to the limited partners of Clairton 1314B all obligations of United States Steel, as general partner, under the partnership documents. As of December 31, 2002, United States Steel had no unpaid outstanding obligations to the limited partners. The maximum potential undiscounted payments are not determinable.

4. Related Party Transactions

Related parties include:

•	Ashland Inc. (Ashland), which holds a 38 percent ownership interest in MAP, a consolidated subsidiary.
•	Equity method investees.

Management believes that transactions with related parties were conducted under terms comparable to those with unrelated parties.

Revenues from related parties were as follows:

(In millions)	2002	2001	2000

Ashland	$218	$237	$285
Equity investees:
Pilot Travel Centers LLC (PTC)	645	210	–
Other	6	29	28

Total	$869	$476	$313

Related party sales to Ashland and PTC consist primarily of petroleum products.

Purchases from related parties were as follows:

(In millions)	2002	2001	2000

Ashland	$33	$29	$26
Equity investees	67	54	61

Total	$100	$83	$87

Receivables from related parties were as follows:

(In millions)	December 31	2002	2001

Ashland		$18	$19
Equity investees:
PTC		16	17
Other		4	–

Total		$38	$36

Payables to related parties were as follows:

(In millions)	December 31	2002	2001

Ashland		$3	$20
Equity investees		7	4

Total		$10	$24

MAP has a $190 million uncommitted revolving credit agreement with Ashland. Interest on borrowings is based on defined short-term borrowing rates. At December 31, 2002 and 2001, there were no borrowings against this facility. Interest paid to Ashland for borrowings under this agreement was less than $1 million for 2002, 2001 and 2000.

5. Business Combinations

During 2002, in two separate transactions, Marathon acquired interests in the Alba Field offshore Equatorial Guinea, West Africa, and certain other related assets.

On January 3, 2002, Marathon acquired certain interests from CMS Energy Corporation for $1.005 billion. Marathon acquired three entities that own a combined 52.4% working interest in the Alba Production Sharing Contract and a net 43.2% interest in an onshore liquefied petroleum gas processing plant through an equity method investee. Additionally, Marathon acquired a 45.0% net interest in an onshore methanol production plant through an equity method investee. Results of operations for 2002 include the results of the interests acquired from CMS Energy from January 3, 2002.

On June 20, 2002, Marathon acquired 100% of the outstanding stock of Globex Energy, Inc. (Globex) for $155 million. Globex owned an additional 10.9% working interest in the Alba Production Sharing Contract and an additional net 9.0% interest in the onshore liquefied petroleum gas processing plant. Globex also held oil and gas interests offshore Australia. Results of operations for 2002 include the results of the interests acquired from Globex from June 20, 2002.

The CMS allocation of purchase price is final. The Globex allocation of purchase price is preliminary pending the finalization of certain preacquisition contingencies. The goodwill arising from the allocations was $178 million, which was assigned to the E&P segment. Significant factors that resulted in the recognition of goodwill include: the ability to acquire an established business with an assembled workforce and a proven track record and a strategic acquisition in a core geographic area.

Additionally, the purchase price allocated to equity method investments is $224 million higher than the underlying net assets of the investees. This excess will be amortized over the expected useful life of the underlying assets except for $81 million of goodwill relating to equity method investments.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisitions:

(In millions)

Receivables	$24
Inventories	10
Investments and long-term receivables	463
Property, plant and equipment	661
Goodwill (none deductible for income tax purposes)	178
Other noncurrent assets	3

Total assets acquired	1,339

Current liabilities	33
Deferred income taxes	146

Total liabilities assumed	179

Net assets acquired	$1,160

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

The following unaudited pro forma data for Marathon includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the periods presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations. Included in the amounts for 2002 are approximately $3 million (net of tax of $2 million) or $0.01 per share of nonrecurring legal and employee benefit costs incurred by Globex related to the acquisition.

(In millions, except per share amounts)	2002	2001

Revenues and other income	$31,731	$33,218
Income from continuing operations	532	1,303
Net income	512	142
Per share amounts applicable to Common Stock
Income from continuing operations – basic and diluted	1.71	4.21
Net income – basic and diluted	1.65	1.17

6. Income Per Common Share

	2002		2001		2000
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted

COMMON STOCK
Income from continuing operations	$536	$536	$1,318	$1,318	$420	$420
Excess redemption value of preferred securities	–	–	(1)	(1)	–	–

Income from continuing operations applicable to Common Stock	536	536	1,317	1,317	420	420
Expenses included in income from continuing operations applicable to Steel Stock	–	–	41	41	12	12
Loss on disposition of United States Steel	–	–	(984)	(984)	–	–
Expenses included in loss on disposition of United States Steel applicable to Steel Stock	–	–	11	11	–	–
Extraordinary loss	(33)	(33)	–	–	–	–
Cumulative effect of change in accounting principle	13	13	(8)	(8)	–	–

Net income applicable to Common Stock	$516	$516	$377	$377	$432	$432

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	309,792	309,792	309,150	309,150	311,531	311,531
Effect of dilutive securities – stock options	–	159	–	360	–	230

Average common shares including dilutive effect	309,792	309,951	309,150	309,510	311,531	311,761

Per share:
Income from continuing operations	$1.72	$1.72	$4.26	$4.26	$1.35	$1.35

Loss on disposition of United States Steel	$–	$–	$(3.18)	$(3.18)	$–	$–

Extraordinary loss	$(.10)	$(.10)	$–	$–	$–	$–

Cumulative effect of changes in accounting principles	$.04	$.04	$(.03)	$(.03)	$–	–

Net income	$1.66	$1.66	$1.22	$1.22	$1.39	$1.39

STEEL STOCK
Loss from discontinued operations	$–	$–	$(169)	$(169)	$(9)	$(9)
Expenses included in loss from continuing operations applicable to Steel Stock	–	–	(41)	(41)	(12)	(12)
Expenses included in loss on disposition of United States Steel applicable to Steel Stock	–	–	(11)	(11)	–	–
Preferred stock dividends	–	–	(8)	(8)	(8)	(8)
Loss on redemption of preferred securities	–	–	(14)	(14)	–	–

Net loss applicable to Steel Stock	$–	$–	$(243)	$(243)	$(29)	$(29)

Shares of common stock outstanding (thousands):
Average common shares including dilutive effect	–	–	89,058	89,058	88,613	88,613

Per share:
Loss from discontinued operations	$–	$–	$(1.90)	$(1.90)	$(.10)	$(.10)

Net loss	$–	$–	$(2.73)	$(2.74)	$(.33)	$(.33)

7. Segment Information

Revenues by product line were:

(In millions)	2002	2001	2000

Refined products	$19,729	$20,841	$22,513
Merchandise	2,521	2,506	2,441
Liquid hydrocarbons	6,554	6,587	6,861
Natural gas	2,487	2,987	2,521
Transportation and other products	173	154	158

Total	$31,464	$33,075	$34,494

The following represents information by operating segment:

(In millions)	Exploration and Production	Refining, Marketing and Transportation	Other Energy Related Businesses	Total

2002
Revenues:
Customer	$3,168	$25,384	$2,043	$30,595
Intersegment(a)	712	146	79	937
Related parties	–	869	–	869

Total revenues	$3,880	$26,399	$2,122	$32,401

Segment income	$1,033	$356	$78	$1,467
Income from equity method investments	51	48	38	137
Depreciation, depletion and amortization(b)	805	364	6	1,175
Property impairments	14	–	–	14
Capital expenditures(c)	873	621	49	1,543
Goodwill	253	21	–	274

2001
Revenues:
Customer	$3,844	$26,778	$1,977	$32,599
Intersegment(a)	630	21	77	728
United States Steel(a)	21	1	8	30
Related parties	29	447	–	476

Total revenues	$4,524	$27,247	$2,062	$33,833

Segment income	$1,419	$1,914	$62	$3,395
Income from equity method investments	59	41	18	118
Depreciation, depletion and amortization(b)	868	345	4	1,217
Property impairments	2	1	–	3
Capital expenditures(c)	937	591	4	1,532
Goodwill	67	21	–	88

2000
Revenues:
Customer	$3,965	$28,408	$1,808	$34,181
Intersegment(a)	600	83	82	765
United States Steel(a)	30	1	29	60
Related parties	28	285	–	313

Total revenues	$4,623	$28,777	$1,919	$35,319

Segment income	$1,530	$1,273	$43	$2,846
Income from equity method investments	47	22	15	84
Depreciation, depletion and amortization(b)	723	315	3	1,041
Property impairments	193	–	–	193
Capital expenditures(c)	739	656	5	1,400
Goodwill	–	23	–	23

(a)	Management believes intersegment transactions and transactions with United States Steel were conducted under terms comparable to those with unrelated parties.
(b)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses and international and domestic oil and gas property impairments.
(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated statement of income:

(In millions)	2002	2001	2000

Segment income	$1,467	$3,395	$2,846
Items not allocated to segments:
Administrative expenses(a)	(194)	(187)	(154)
Inventory market valuation adjustments	72	(72)	–
Gain (loss) on ownership change in MAP	12	(6)	12
Gain on offshore lease resolution with U.S. Government	–	59	–
Loss related to sale of certain Canadian assets	–	(221)	–
Gain on asset disposition	24	–	–
Contract settlement	(15)	–	–
Net gains on certain asset sales	–	–	124
Joint venture formation charges	–	–	(931)
Impairment of certain oil and gas properties, and assets held for sale	–	–	(197)
Separation and reorganization charges	–	(14)	(70)

Total income from operations	$1,366	$2,954	$1,630

(a)	Includes administrative expenses related to Steel Stock of $25 million for 2001 and $18 million for 2000.

Geographic Area:

The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices that approximate market.

		Revenues
(In millions)	Year	Within Geographic Areas	Between Geographic Areas	Total	Assets(a)

United States	2002	$29,930	$–	$29,930	$7,904
	2001	31,468	–	31,468	8,033
	2000	32,680	–	32,680	6,682
Canada	2002	434	917	1,351	485
	2001	643	871	1,514	498
	2000	892	899	1,791	940
United Kingdom	2002	916	–	916	1,316
	2001	848	–	848	1,534
	2000	812	–	812	1,698
Equatorial Guinea	2002	82	–	82	1,018
	2001	–	–	–	–
	2000	–	–	–	–
Other Foreign Countries	2002	102	153	255	1,144
	2001	116	134	250	474
	2000	110	188	298	310
Eliminations	2002	–	(1,070)	(1,070)	–
	2001	–	(1,005)	(1,005)	–
	2000	–	(1,087)	(1,087)	–
Total	2002	$31,464	$–	$31,464	$11,867
	2001	33,075	–	33,075	10,539
	2000	34,494	–	34,494	9,630

(a)	Includes property, plant and equipment and investments.

8. Extraordinary Losses

In 2002, Marathon refinanced $337 million aggregate principal amount of debt. The debt repurchased and retired early had average terms to maturity of between two and 21 years bearing interest at rates ranging from 8.125% to 9.375% per year, or a weighted average of 9.04% per year. The retirement resulted in an extraordinary loss of $33 million (net of tax of $20 million) or $0.10 per share.

9. Other Items

Net interest and other financing costs

(In millions)	2002	2001	2000

Interest and other financial income:
Interest income	$12	$29	$26
Foreign currency adjustments	8	(6)	(2)

Total	20	23	24

Interest and other financing costs:
Interest incurred(a)	288	203	240
Less interest capitalized	16	26	16

Net interest	272	177	224
Interest on tax issues	9	(2)	6
Financing costs on preferred stock of subsidiary	–	11	17
Other	7	10	13

Total	288	196	260

Net interest and other financing costs	$268	$173	$236

(a)	Excludes $28 million paid by United States Steel in 2002 on assumed debt.

Foreign currency transactions

Aggregate foreign currency gains (losses) were included in the income statement as follows:

(In millions)	2002	2001	2000

Net interest and other financial costs	$8	$(6)	$(2)
Provision for income taxes	(10)	8	32

Aggregate foreign currency gains (losses)	$(2)	$2	$30

10. Income Taxes

Provisions (credits) for income taxes were:

	2002			2001			2000
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$105	$(7)	$98	$706	$(96)	$610	$608	$(144)	$464
State and local	21	34	55	86	16	102	53	(46)	7
Foreign	167	69	236	184	(137)	47	55	(50)	5

Total	$293	$96	$389	$976	$(217)	$759	$716	$(240)	$476

A reconciliation of federal statutory tax rate (35%) to total provisions follows:

(In millions)	2002	2001	2000

Statutory rate applied to income before income taxes	$324	$727	$314
Effects of foreign operations:
Impairment of deferred tax benefits(a)	–	–	235
Adjustments to foreign valuation allowances	–	–	(30)
Remeasurement of deferred taxes due to legislated changes(b)	59	–	–
All other, including foreign tax credits	(9)	(30)	(30)
State and local income taxes after federal income tax effects	36	66	5
Credits other than foreign tax credits	(11)	(9)	(7)
Effects of partially owned companies	(6)	(5)	(5)
Adjustment of prior years’ federal income taxes	(1)	3	(11)
Other	(3)	7	5

Total provisions	$389	$759	$476

(a)	During 2000, the amount of net deferred tax assets expected to be realized was reduced as a result of the change in the amount and timing of future foreign source income due to the exchange of Marathon’s interest in Sakhalin Energy Investment Company Ltd. (Sakhalin Energy) for other oil and gas producing interests.
(b)	Includes a one-time deferred tax charge of $61 million as a result of the enactment of a supplemental tax in the United Kingdom in 2002.

Deferred tax assets and liabilities resulted from the following:

(In millions)	December 31	2002	2001

Deferred tax assets:
Net operating loss carryforwards (expiring in 2021)		$6	$13
State tax loss carryforwards (expiring in 2003 through 2021)		150	153
Foreign tax loss carryforwards(a)		442	361
Expected federal benefit for:
Crediting certain foreign deferred income taxes		331	288
Deducting state and foreign deferred income taxes		54	13
Employee benefits		234	236
Contingencies and other accruals		172	159
Investments in subsidiaries and equity investees		50	72
Other		146	63
Valuation allowances:
State		(78)	(76)
Foreign		(404)	(285)

Total deferred tax assets(b)		1,103	997

Deferred tax liabilities:
Property, plant and equipment		1,947	1,705
Inventory		358	313
Prepaid pensions		78	82
Other		141	151

Total deferred tax liabilities		2,524	2,251

Net deferred tax liabilities		$1,421	$1,254

(a)	Includes $393 million for Norway which has no expiration date. The remainder expire 2004 through 2008.
(b)	Marathon expects to generate sufficient future taxable income to realize the benefit of the deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and Marathon’s tax profile in the years that such credits may be claimed.

Net deferred tax liabilities were classified in the consolidated balance sheet as follows:

(In millions)	December 31	2002	2001

Assets:
Other current assets		$–	$13
Other noncurrent assets		35	30
Liabilities:
Accrued taxes		11	–
Deferred income taxes		1,445	1,297

Net deferred tax liabilities		$1,421	$1,254

The consolidated tax returns of Marathon for the years 1992 through 2001 are under various stages of audit and administrative review by the IRS. Marathon believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

Pretax income from continuing operations included $367 million, $102 million and $237 million attributable to foreign sources in 2002, 2001 and 2000, respectively.

Undistributed income of certain consolidated foreign subsidiaries at December 31, 2002, amounted to $322 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because Marathon intends to permanently reinvest such income in those foreign operations. If such income were not permanently reinvested, a deferred tax liability of $113 million would have been required.

See Note 3 for a discussion of the Tax Sharing Agreement between Marathon and United States Steel.

11. Inventories

(In millions)	December 31	2002	2001

Liquid hydrocarbons and natural gas		$689	$693
Refined products and merchandise		1,186	1,143
Supplies and sundry items		109	87

Total (at cost)		1,984	1,923
Less inventory market valuation reserve		–	72

Net inventory carrying value		$1,984	$1,851

The LIFO method accounted for 92% of total inventory value at December 31, 2002 and 2001. Current acquisition costs were estimated to exceed the above inventory values at December 31, 2002, by approximately $607 million. Cost of revenues was reduced and income from operations was increased by less than $1 million in 2002 and $17 million in 2001 as a result of liquidations of LIFO inventories.

12. Investments and Long-Term Receivables

(In millions)	December 31	2002	2001

Equity method investments		$1,444	$953
Other investments		33	34
Receivables due after one year		67	58
Derivative assets		41	19
Deposits of restricted cash		43	11
Other		6	1

Total		$1,634	$1,076

Summarized financial information of investees accounted for by the equity method of accounting follows:

(In millions)	2002	2001	2000

Income data – year:
Revenues and other income	$5,541	$2,824	$417
Operating income	329	332	174
Net income	264	257	123

Balance sheet data – December 31:
Current assets	$537	$598
Noncurrent assets	3,732	3,172
Current liabilities	548	534
Noncurrent liabilities	1,083	1,097

Marathon’s carrying value of its equity method investments is $99 million higher than the underlying net assets of investees. This basis difference is being amortized into expenses over the lives of the underlying net assets.

In December 2000, Marathon and Kinder Morgan Energy Partners, L.P. signed a definitive agreement to form a joint venture combining certain of their oil and gas producing activities in the U.S. Permian Basin, including Marathon’s interest in the Yates field. The joint venture named MKM Partners L.P., commenced operations in January 2001 and is accounted for under the equity method of accounting. As a result of this agreement, Marathon recognized a pretax charge of $931 million in the fourth quarter 2000, which is included in net gains (losses) on disposal of assets.

In 2000, Marathon exchanged its investment in Sakhalin Energy for a working interest in the Foinaven field located in the Atlantic Margin offshore the United Kingdom and an overriding royalty interest in an eight block area in the Gulf of Mexico, which includes the Ursa and Princess fields. Additionally, Marathon received reimbursement for amounts advanced to Sakhalin Energy in 2000 and a cash settlement for certain other activities in 2000. The transaction was recorded at fair value and resulted in a pretax gain on disposal of assets of $58 million.

Dividends and partnership distributions received from equity investees were $114 million in 2002, $95 million in 2001 and $46 million in 2000.

13. Property, Plant and Equipment

(In millions)	December 31	2002	2001

Production		$14,050	$12,928
Refining		3,441	3,078
Marketing		2,047	2,043
Transportation		1,589	1,492
Other		340	334

Total		21,467	19,875
Less accumulated depreciation, depletion and amortization		11,077	10,323

Net		$10,390	$9,552

Property, plant and equipment includes gross assets acquired under capital leases of $8 million at December 31, 2002 and 2001, with related amounts in accumulated depreciation, depletion and amortization of $1 million at December 31, 2002.

During 2002, Marathon acquired additional interests in coal bed natural gas assets in the Powder River Basin of northern Wyoming and southern Montana from XTO Energy, Inc. (XTO) in exchange for certain oil and gas properties in eastern Texas and northern Louisiana. Additionally, 100 million cubic feet per day of long-term gas transportation capacity was released to Marathon by the original owner of the Powder River Basin interests. On July 1, 2002, Marathon completed this transaction by selling its production interests in the San Juan Basin of New Mexico to XTO for $42 million. Marathon recognized a pretax gain of $24 million in the third quarter related to this transaction.

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

14. Derivative Instruments

The following table sets forth quantitative information by category of derivative instrument at December 31, 2002 and 2001. These amounts are reflected on a gross basis. The amounts exclude the variable margin deposit balances held in various brokerage accounts. Marathon did not have any foreign currency contracts in place at December 31, 2002 and 2001.

		2002		2001
(In millions)	December 31	Assets(a)	(Liabilities)(a)	Assets(a)	(Liabilities)(a)

Commodity Instruments

Fair Value Hedges(b):
Exchange-traded commodity futures		$–	$–	$–	$(1)
Exchange-traded commodity options		–	–	–	–
OTC commodity swaps		5	–	–	(13)
OTC commodity options		–	–	–	–

Cash Flow Hedges(c):
Exchange-traded commodity futures		$3	$(1)	$–	$(3)
Exchange-traded commodity options		–	–	–	–
OTC commodity swaps		3	(2)	68	(15)
OTC commodity options		12	(53)	–	–

Non-Hedge Designation:
Exchange-traded commodity futures		$24	$(58)	$16	$(31)
Exchange-traded commodity options		9	(11)	15	(10)
OTC commodity swaps		54	(32)	152	(85)
OTC commodity options		13	(9)	32	(14)

Nontraditional Instruments(d)		$91	$(39)	$27	$(26)

Financial Instruments
Fair Value Hedges:
OTC interest rate swaps		$12	$–	$–	$–

(a)	The fair value and carrying value of derivative instruments are the same. The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair values of exhange-traded positions are based on market price changes for each commodity. The fair value of interest rate swaps is based on dealer quotes. Marathon’s consolidated balance sheet is reflected on a net asset (liability) basis, as permitted by the master netting agreements, by brokerage firm.
(b)	There was no ineffectiveness associated with fair value hedges for 2002 or 2001 because the hedging instrument and the existing firm commitment contracts are priced on the same underlying index. Certain derivative instruments used in the fair value hedges mature between 2003 and 2008.
(c)	The ineffective portion of changes in the fair value for cash flow hedges, on a before tax basis, for December 31, 2002 was less than $1 million. The ineffective portion of changes in the fair value for cash flow hedges, on a before tax basis, for December 31, 2001 was a favorable $3 million. In addition, during 2002 and 2001, a favorable $23 million and a $12 million was recognized in income before tax, respectively, as the result of a discontinuation of a portion of a cash flow hedge related to natural gas production. These amounts were reflected within revenues. An unfavorable effect of $24 million is expected to be reclassified from OCI into income in 2003. The actual amounts that will be reclassified to income over the next year will vary as a result of changes in fair value. Certain derivative instruments used in the cash flow hedge mature in 2003.
(d)	Nontraditional derivative instruments are created due to netting of physical receipts and delivery volumes with the same counterparty. Also included in this category are long-term natural gas contracts in the United Kingdom in which the underlying physical contract price is currently in excess of other available market prices, of which there were no comparable values for these natural gas contracts in 2001.

15. Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 14, by individual balance sheet account. Marathon’s financial instruments at December 31, 2002 and 2001 were:

		2002		2001
(In millions)	December 31	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Financial assets:
Cash and cash equivalents		$488	$488	$657	$657
Receivables		1,845	1,845	1,708	1,708
Receivables from United States Steel		382	556	434	615
Investments and long-term receivables		223	149	160	104

Total financial assets		$2,938	$3,038	$2,959	$3,084

Financial liabilities:
Accounts payable		$2,857	$2,857	$2,431	$2,431
Payables to United States Steel		35	35	36	36
Accrued interest		108	108	85	85
Obligations to repay preferred securities		–	–	295	295
Long-term debt (including amounts due within one year)		5,008	4,486	3,830	3,556

Total financial liabilities		$8,008	$7,486	$6,677	$6,403

Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities. Fair value of the receivables from United States Steel were estimated using market prices for United States Steel debt assuming the industrial revenue bonds are redeemed on or before the tenth anniversary of the Separation per the Financial Matters Agreement.

Marathon has a commitment to extend credit to Syntroleum Corporation (Syntroleum) that is described further in Note 25. It is not practicable to estimate the fair value because there are no quoted market prices available for transactions that are similar in nature.

16. Short-Term Debt

In November 2002, Marathon entered into a $574 million 364-day revolving credit agreement, which terminates in November 2003. Interest is based on defined short-term market rates. During the term of the agreement, Marathon is obligated to pay a facility fee on total commitments, which at December 31, 2002, was 0.10%. At December 31, 2002, there were no borrowings against this facility. Marathon has other uncommitted short-term lines of credit totaling $200 million, bearing interest at short-term market rates determined at the time of a request for borrowings against such facility. At December 31, 2002, there were no borrowings against these facilities.

MAP has a $350 million short-term revolving credit facility that terminates in July 2003. Interest is based on defined short-term market rates. During the term of the agreement, MAP is required to pay a variable facility fee on total commitments, which at December 31, 2002 was 0.125%. There were no borrowings against this facility at December 31, 2002. This facility also provides for the issuance of letters of credit in aggregate amounts not to exceed $75 million. A letter of credit for $40 million was outstanding at December 31, 2002, which reduced the available credit to $310 million. In the event that MAP defaults (as defined in the agreement) on indebtedness in excess of $100 million, Marathon has guaranteed the payment of outstanding obligations. Additionally, MAP has a $190 million revolving credit agreement with Ashland Inc. that terminates in March 2003, as discussed in Note 4. At December 31, 2002, there were no borrowings against this facility.

17. Long-Term Debt

(In millions)December 31	2002	2001

Marathon Oil Corporation:
Revolving credit facility due 2005(a)	$–	$475
Commercial paper(a)	100	–
9.625% notes due 2003	150	150
7.200% notes due 2004	300	300
6.650% notes due 2006	300	300
5.375% notes due 2007(b)	450	–
6.850% notes due 2008	400	400
6.125% notes due 2012(b)	450	–
6.800% notes due 2032(b)	550	–
9.375% debentures due 2012	163	200
9.125% debentures due 2013	271	300
9.375% debentures due 2022	81	150
8.500% debentures due 2023	123	150
8.125% debentures due 2023	229	250
6.570% promissory note due 2006(b)	21	26
Series A Medium term notes due 2022	3	55
4.750% – 6.875% obligations relating to Industrial Development and Environmental Improvement Bonds and Notes due 2009 – 2033(c)	494	499
Sale-leaseback financing due 2003 – 2012(d)	81	84
Consolidated subsidiaries:
6.00% notes due 2012(b) (e)	400	–
7.00% guaranteed notes due 2002	–	135
9.05% guaranteed loan due 2003 – 2006(f)	–	172
All other obligations, including capital lease obligations due 2003 – 2011	6	8

Total(g)(h)	4,572	3,654
Unamortized discount	(13)	(7)
Fair value adjustments on notes subject to hedging(i)	12	–
Amounts due within one year	(161)	(215)

Long-term debt due after one year	$4,410	$3,432

(a)	Marathon has a $1.354 billion 5-year revolving credit agreement that terminates in November 2005. Interest on the facility is based on defined short-term market rates. During the term of the agreement, Marathon is obligated to pay a variable facility fee on total commitments, which at December 31, 2002 was 0.125%. At December 31, 2002, there were no borrowings against this facility. Commercial paper is supported by the unused and available credit on the 5-year facility and, accordingly, is classified as long-term debt.
(b)	These notes contain a make whole provision allowing Marathon the right to repay the debt at a premium to market price.
(c)	United States Steel has assumed responsibility for repayment of $470 million of these obligations.
(d)	This sale-leaseback financing arrangement relates to a lease of a slab caster at United States Steel’s Fairfield Works facility in Alabama with a term through 2012. Marathon is the primary obligor under this lease. Under the Financial Matters Agreement, United States Steel has assumed responsibility for all obligations under this lease. This lease is an amortizing financing with a final maturity of 2012, subject to additional extensions.
(e)	Marathon has fully and unconditionally guaranteed these securities, which were issued by Marathon Global Funding Corporation, a 100% owned consolidated finance subsidiary of Marathon.
(f)	The Guaranteed Loan was used to fund a portion of the costs in connection with the development of the East Brae field and the SAGE pipeline in the North Sea. The loan was repaid early in July 2002.
(g)	Required payments of long-term debt for the years 2004-2007 are $312 million, $113 million, $308 million and $466 million, respectively. Of these amounts, payments assumed by United States Steel are $5 million, $5 million, $6 million and $15 million, respectively.
(h)	In the event of a change in control of Marathon, as defined in the related agreements, debt obligations totaling $2.142 billion at December 31, 2002, may be declared immediately due and payable. The principal obligations subject to such a provision are Notes payable – $2.042 billion and commercial paper – $100 million.
(i)	See Note 14 for information on interest rate swaps.

18. Deferred Credits and Other Liabilities

Deferred credits and other liabilities included the following:

(In millions)	December 31	2002	2001

Deferred credits:
Deferred revenue on gas supply contracts		$36	$37
Deferred credits on crude oil purchase contracts		29	9
Deferred gain on formation of Centennial Pipeline LLC		12	13
Other deferred credits		7	6
Other liabilities:
Environmental remediation liabilities		51	44
Accrued LNG facility costs		15	–
Deferred payment on capital expenditure		–	19
Royalties payable		6	7
Other		12	16

Total deferred credits and other liabilities		$168	$151

19. Preferred Securities Formerly Outstanding

USX Capital LLC, a former wholly owned subsidiary of Marathon, had sold 10,000,000 shares (carrying value of $250 million) of 8 3/4% Cumulative Monthly Income Preferred Shares (MIPS) (liquidation preference of $25 per share) in 1994. On December 31, 2001, USX Capital LLC called for redemption of all of the outstanding MIPS. In December 2001, $27 million of MIPS were exchanged for debt securities of United States Steel. At the redemption date, USX Capital LLC paid $25.18 per share reflecting the redemption price of $25 per share, plus a cash payment for accrued but unpaid dividends through the redemption date. After the redemption date, the MIPS ceased to accrue dividends and only represented the right to receive the redemption price.

In 1997, Marathon exchanged approximately 3.9 million, $50 face value, 6.75% Convertible Quarterly Income Preferred Securities of USX Capital Trust I (QUIPS), a Delaware statutory business trust, for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock). In December 2001, $12 million of QUIPS were exchanged for debt securities of United States Steel. At the time of Separation, all outstanding QUIPS became redeemable at their face value plus accrued but unpaid distributions. The QUIPS were included in the net investment in United States Steel. In early January 2002, Marathon paid $185 million to retire the QUIPS.

Marathon had issued 6.50% Preferred Stock and prior to the Separation, had 2,209,042 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) outstanding. In December 2001, $10 million of 6.50% Preferred Stock were exchanged for debt securities of United States Steel. At the time of Separation, all outstanding shares of the 6.50% Preferred Stock were converted into the right to receive $50.00 in cash. In early January 2002, Marathon paid $110 million to retire the 6.50% Preferred Stock.

In 1998, in conjunction with the acquisition of Tarragon Oil and Gas Limited, Marathon issued 878,074 Exchangeable Shares, which were exchangeable solely on a one-for-one basis into Common Stock. Holders of Exchangeable Shares were entitled to receive dividend payments equivalent to dividends declared on Common Stock. The Exchangeable Shares were exchangeable at any time at the option of holder, could be called for early redemption under certain circumstances and were automatically redeemable on August 11, 2003. The remaining outstanding Exchangeable Shares were redeemed early in exchange for Common Stock on August 11, 2001.

20. Supplemental Cash Flow Information

(In millions)	2002	2001	2000

Net cash provided from operating activities from continuing operations included:
Interest and other financing costs paid (net of amount capitalized)	$258	$165	$270
Income taxes paid to taxing authorities	173	437	377
Income tax settlements paid to United States Steel	7	819	91

Commercial paper and revolving credit arrangements – net:
Commercial paper – issued	$10,669	$389	$3,362
– repayments	(10,569)	(465)	(3,450)
Credit agreements – borrowings	3,700	925	437
– repayments	(4,175)	(750)	(437)
Ashland credit agreements – borrowings	266	112	273
– repayments	(266)	(112)	(273)
Other credit arrangements – net	–	(150)	150

Total	$(375)	$(51)	$62

Noncash investing and financing activities:
Common Stock issued for dividend reinvestment and employee stock plans	$9	$23	$10
Common Stock issued for Exchangeable Shares	–	9	–
Capital expenditures for which payment has been deferred	–	29	–
Liabilities assumed in connection with capital expenditures	10	–	–
Debt payments assumed by United States Steel	4	–	–
Disposal of assets:
Exchange of Steel Stock for net investment in United States Steel	–	1,615	–
Exchange of Sakhalin Energy Investment Company Ltd.	–	–	410
Exchange of oil and gas producing properties for Powder River
Basin assets	42	–	–
Notes received in asset disposal transactions	5	–	6
Liabilities assumed in acquisitions:
Equatorial Guinea interests	179	–	–
Pennaco	–	309	–
Net assets contributed to joint ventures	–	571	–
Preferred stocks exchanged for debt	–	49	–

21. Pensions and Other Postretirement Benefits

The following summarizes the funded status for plans other than those sponsored by MAP:

	Pension Benefits			Other Benefits
(In millions)	2002		2001	2002	2001

Change in benefit obligations
Benefit obligations at January 1	$430		$370	$374	$386
Service cost	17		15	5	5
Interest cost	27		26	25	28
Actuarial (gains) losses	7		67	55	(20)
Benefits paid	(26)		(48)	(26)	(25)

Benefit obligations at December 31	$455		$430	$433	$374

Change in plan assets
Fair value of plan assets at January 1	$502		$577
Actual return on plan assets	(48)		(18)
Trustee distributions(a)	(18)		(20)
Benefits paid from plan assets	(23)		(37)

Fair value of plan assets at December 31	$413		$502

Funded status of plans at December 31	$(42	)(b)	$72 (b )	$(433)	$(374)
Unrecognized net gain from transition	(6)		(7)	–	–
Unrecognized prior service costs (credits)	27		29	(3)	(4)
Unrecognized actuarial losses	216		112	122	70

Prepaid (accrued) benefit cost	$195		$206	$(314)	$(308)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$201		$207	$–	$–
Accrued benefit liability	(52)		(17)	(314)	(308)
Accumulated other comprehensive income(c)	46		16	–	–

Prepaid (accrued) benefit cost	$195		$206	$(314)	$(308)

(a) Represents transfers of excess pension assets to fund retiree health care benefits accounts under Section 420 of the Internal Revenue Code.
(b) Includes several plans that have accumulated benefit obligations in excess of plan assets:
				2002	2001
Aggregate accumulated benefit obligations				$(146)	$(17)
Aggregate projected benefit obligations				(169)	(32)
Aggregate plan assets				95	–
(c) Excludes income tax effects.

The following summarizes the funded status for those plans sponsored by MAP:

	Pension Benefits				Other Benefits
(In millions)	2002		2001		2002	2001

Change in benefit obligations
Benefit obligations at January 1	$727		$568		$216	$189
Service cost	49		40		11	9
Interest cost	47		42		15	14
Actuarial losses	49		130		56	7
Settlements, curtailments and termination benefits	–		(6)		–	–
Benefits paid	(41)		(47)		(3)	(3)

Benefit obligations at December 31	$831		$727		$295	$216

Change in plan assets
Fair value of plan assets at January 1	$440		$502
Actual return on plan assets	(43)		(17)
Benefits paid from plan assets	(41)		(45)

Fair value of plan assets at December 31	$356		$440

Funded status of plans at December 31	$(475	)(a)	$(287	)(a)	$(295)	$(216)
Unrecognized net gain from transition	(5)		(7)		–	–
Unrecognized prior service costs (credits)	22		24		(40)	(47)
Unrecognized actuarial losses	323		187		82	27

Accrued benefit cost	$(135)		$(83)		$(253)	$(236)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(197)		$(88)		$(253)	$(236)
Intangible asset	24		–		–	–
Accumulated other comprehensive income(b)	38		5		–	–

Accrued benefit cost	$(135)		$(83)		$(253)	$(236)

(a) Following is information on plans that have accumulated benefit obligations in excess of plan assets:

	2002	2001
Aggregate accumulated benefit obligations	$(553)	$(9)
Aggregate projected benefit obligations	(831)	(26)
Aggregate plan assets	356	–

(b) Excludes the effects of minority interest and income taxes.

The following summarizes the net periodic benefit cost for those plans sponsored by Marathon and MAP:

	Pension Benefits			Other Benefits
(In millions)	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost	$66	$55	$52	$16	$14	$14
Interest cost	74	68	67	40	42	37
Expected return on plan assets	(100)	(107)	(117)	–	–	–
Amortization – net transition gain	(4)	(4)	(4)	–	–	–
– prior service costs (credits)	5	5	4	(8)	(7)	(10)
– actuarial (gains) losses	7	–	(9)	4	4	3
Multiemployer and other plans	7	5	5	2	–	–
Settlement and termination (gain) loss	–	3	32(a )	–	–	21(a	)

Net periodic benefit cost(b)	$55	$25	$30	$54	$53	$65

(a) Includes voluntary early retirement programs.
(b) Includes MAP’s net periodic pension cost of $54 million, $38 million, $23 million and other benefits cost of $23 million, $17 million and $12 million for 2002, 2001, and 2000, respectively.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001

Weighted average actuarial assumptions at December 31:
Discount rate	6.5%	7.0%	6.5%	7.0%
Expected annual return on plan assets	9.0%	9.5%	n/a	n/a
Increase in compensation rate	4.5%	5.0%	4.5%	5.0%

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$10	$(8)
Effect on other postretirement benefit obligations	101	(82)

MAP is required to fund a cash contribution of approximately $35 million to its pension plan in the third quarter 2003.

Marathon also contributes to several defined contribution plans for salaried employees. Contributions to these plans, which for the most part are based on a percentage of the employees’ salary, totaled $37 million in 2002, $35 million in 2001 and $32 million in 2000.

22. Stock-Based Compensation Plans

The following is a summary of stock option activity:

	Shares	Price(a)

Balance December 31, 1999	4,782,725	$27.08
Granted	1,799,880	25.18
Exercised	(58,870)	23.11
Canceled	(410,115)	28.06

Balance December 31, 2000	6,113,620	26.50
Granted	1,642,395	32.52
Exercised	(961,480)	21.70
Canceled	(64,430)	30.11

Balance December 31, 2001	6,730,105	28.62
Granted	1,763,500	28.12
Exercised	(242,155)	27.58
Canceled	(186,840)	24.50

Balance December 31, 2002	8,064,610	28.70

(a)	Weighted-average exercise price.

The following table represents stock options at December 31, 2002:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares Under Option	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number of Shares Under Option	Weighted-Average Exercise Price

$17.00 – 23.41	888,080	3.9	years	$21.10	588,080	$19.93
25.50 – 26.47	1,326,460	7.4		25.54	1,306,460	25.53
28.12 – 34.00	5,850,070	7.5		30.57	4,093,570	31.62

Total	8,064,610	7.1		28.70	5,988,110	29.15

The following table presents information on restricted stock grants:

	2002	2001	2000

1990 Stock Plan(a):
Number of shares granted	170,028	205,346	410,025
Weighted-average grant-date fair value per share	$27.84	$31.30	$25.50

Nonofficers’ plan(b):
Number of shares granted	332,210	541,808
Weighted-average grant-date fair value per share	$24.27	$29.36

Special restricted stock program(c):
Number of shares granted	93,730
Weighted-average grant-date fair value per share	$27.77

(a)	Of the shares granted under the 1990 Stock Plan since 2000, 261,358 have vested and 261,541 have been cancelled or forfeited. Thus, as of December 31, 2002, 262,500 shares were outstanding under the plan.
(b)	Of the shares granted under the non-officer plan, 28,307 have been forfeited. In addition to the shares, 73,390 restricted stock units have been granted to international participants under the plan.
(c)	Of the shares granted under the special restricted stock program, 5,960 shares have been cancelled or forfeited. In addition to the shares, 6,360 restricted stock units were granted to international participants pursuant to this program. All shares and units granted under the program vested on January 23, 2003, and no additional shares will be granted.

Marathon has a deferred compensation plan for non-employee directors of its Board of Directors. The plan permits participants to defer some or all of their annual retainers in the form of common stock units or cash and requires new directors to defer at least half of their annual retainer in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. During 2002, 14,472 shares of stock were issued; during 2001, 12,358 shares of stock were issued and during 2000, 14,242 shares of stock were issued.

23. Stockholder Rights Plan

In 2002, the Marathon’s stockholder rights plan (the Rights Plan), was amended due to the Separation. In January 2003, the expiration date of the Rights Plan was accelerated to January 31, 2003.

24. Leases

Marathon leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments for capital lease obligations (including sale-leasebacks accounted for as financings) and for operating lease obligations having remaining noncancelable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations

2003	$12	$152
2004	12	128
2005	12	159
2006	12	67
2007	21	46
Later years	58	142
Sublease rentals	–	(96)

Total minimum lease payments	127	$598

Less imputed interest costs	40

Present value of net minimum lease payments included in long-term debt	$87

In connection with past sales of various plants and operations, Marathon assigned and the purchasers assumed certain leases of major equipment used in the divested plants and operations of United States Steel. In the event of a default by any of the purchasers, United States Steel has assumed these obligations; however, Marathon remains primarily obligated for payments under these leases. Minimum lease payments under these operating lease obligations of $78 million have been included above and an equal amount has been reported as sublease rentals.

Of the $87 million present value of net minimum capital lease payments, $81 million was related to the sale-leaseback financing assumed by United States Steel under the Financial Matters Agreement. Of the $598 million total minimum operating lease payments, $53 million was assumed by United States Steel under the Financial Matters Agreement.

Marathon leases two LNG tankers to transport LNG primarily from Kenai, Alaska to Tokyo, Japan. The current lease expires in 2005, but does have renewal provisions. Marathon does not have an equity interest in the entities that own the leased assets, nor does Marathon hold title to the respective leased assets. Marathon is deemed to have a variable interest in these specific assets, as defined by FIN 46, due to its proportionate guarantee of the residual value of the tankers, which totals approximately $77 million as of December 31, 2002. The minimum lease payments, which include the guarantee, have been reported in the above table as an operating lease obligation. The operating lease provides that each lessee issue a proportionate guarantee of residual value at the expiration of the lease term. Payment is due only to the extent that a sale of the tankers at lease expiration does not yield the guaranteed amount. Marathon and the other lessee can elect at the lease expiration in 2005, to extend the lease term for two additional years. Should the lease term be extended, the guarantee would not be applicable until 2007. Marathon would not be required to consolidate this entity because it does not have a majority of the variable interest in the assets or the entity.

Operating lease rental expense was:

(In millions)	2002		2001	2000

Minimum rental	$196	(a)	$159	$154
Contingent rental	13		13	10
Sublease rentals	(11)		(11)	(13)

Net rental expense	$198		$161	$151

(a)	Excludes $24 million paid by United States Steel in 2002 on assumed leases.

In the event of a change in control of Marathon, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $99 million as of December 31, 2002, may be declared immediately due and payable.

25. Contingencies and Commitments

Marathon is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon’s consolidated financial statements. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

Environmental matters – Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 2002 and 2001, accrued liabilities for remediation totaled $84 million and $77 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $72 million and $60 million at December 31, 2002 and 2001, respectively.

On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental projects over an eight-year period primarily aimed at reducing air emissions at its seven refineries. The court approved this consent decree on August 28, 2001. The total one-time expenditures for these environmental projects are approximately $360 million over the eight-year period, with about $230 million remaining over the next six years. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

Guarantees – Marathon and MAP have issued the following guarantees:

(In millions)	Term	Maximum Potential Undiscounted Payments as of December 31, 2002

Indebtedness of equity investees:
LOCAP commercial paper(a)	Perpetual-Loan Balance Varies	$14
LOOP Series 1986 Notes(a)	2006	29
LOOP Series E Notes(a)	2003-2010	16
LOOP Series 1991A Notes(a)	2008	29
LOOP Series 1991B Notes(a)	2003-2008	4
LOOP Series 1992A Notes(a)	2008	34
LOOP Series 1992B Notes(a)	2003-2004	17
LOOP Series 1997 Notes(a)	2017	13
LOOP revolving credit agreement(a)	Perpetual-Loan Balance Varies	12
Centennial Pipeline Notes(b)	2008-2024	70
Centennial Pipeline revolving credit agreement(b)	2004-Loan Balance Varies	5
Southcap Pipe Line revolving credit agreement(a)	Perpetual-Loan Balance Varies	1

		244
Other:
United States Steel/PRO-TEC Coating Company(c)	2003-2008	18
United States Steel/Clairton 1314B(c)	Indefinite	–
Centennial Pipeline catastrophic event(d)	Indefinite	33
Centennial Pipeline surety bonds(e)	(e)	2
PTC surety bonds(e)	(e)	43
Kenai Kachemak Pipeline LLC(f)	2003-2017	–
Alliance Pipeline(g)	2003-2015	70
Mobile transportation equipment leases(h)	2003-2008	2
LNG tankers residual value(i)	2005	77
LNG tankers oil contamination(j)	Indefinite	32

Total maximum potential undiscounted payments(k)		$521

(a)	Marathon holds interests in several pipelines and a storage facility that have secured various project financings with throughput and deficiency (T&D) agreements. A T&D agreement creates a potential obligation to advance funds to the pipeline or storage facility in the event of a cash shortfall. When these rights are assigned to a lender to secure financing, the T&D is considered to be an indirect guarantee of indebtedness. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges.
(b)	MAP holds an interest in Centennial Pipeline LLC (“Centennial”) and has guaranteed the repayment of the outstanding balance under the Master Shelf Agreement and Revolver. The guarantee arose in order to obtain financing. Prior to expiration of the guarantee, MAP could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests.
(c)	See Note 3 for details on these guarantees.
(d)	The agreement between Centennial and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. Each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $33 million.
(e)	Marathon has engaged in a general agreement of indemnity with an insurance provider for the execution of all surety bonds. Marathon has executed certain of these bonds on behalf of Centennial and PTC. In the event of a demand on a bond by an obligee, Marathon is required to repay the insurance provider. The outstanding surety bonds placed for Centennial cover certain items such as encroachment or right-of-way permits and road use. The bonds issued for PTC have been placed mainly for tax liability, licenses for liquor and lottery, workers’ compensation self insurance, utility services, and for underground storage tank financial responsibility. Most surety bonds carry a one-year term, renewable annually, though a few bonds are for longer than a year. Should Marathon have to pay any amounts under the surety bonds, the Centennial and PTC LLC agreements provide that all partners will make Marathon whole for their proportionate share of any amounts paid. MAP has also issued separate guarantees covering certain workers compensation exposure for which Marathon has simultaneously issued surety bonds. The MAP guarantees do not specify a maximum exposure.
(f)	Kenai Kachemak Pipeline LLC (“KKPL”) was organized in late 2002. Marathon is an equity investor in KKPL, holding a 60%, non-controlling interest. Marathon has jointly and severally guaranteed KKPL’s obligations under a State of Alaska Right-of-Way Lease. The major obligations covered under the guarantee include maintaining the right-of-way, satisfying any liabilities caused by operation of the pipeline, and providing for the abandonment costs. Work on the pipeline did not begin until January 1, 2003. Obligations, which could arise under the guarantee, would vary according to the circumstances triggering payment and are not quantifiable per the terms of the guarantee.
(g)	Marathon is a party to a long-term transportation services agreement with Alliance Pipeline. The agreement requires Marathon to pay minimum annual charges of approximately $5 million through 2015. The payments are required even if the transportation facility is not utilized. As this contract has been used by Alliance Pipeline to secure its financing, the arrangement qualifies as an indirect guarantee of indebtedness.
(h)	MAP has entered into various operating leases of trucks and trailers to be used primarily for the transporting of refined products. These leases contain terminal rental adjustment clauses which provide that MAP will indemnify the lessor to the extent that the proceeds from the sale of the asset at the end of the lease falls short of the specified minimum percent of original value.
(i)	See Note 24 for details on this guarantee.
(j)	Marathon owns a 30% interest in Eagle Sun Company Limited, which operates the two LNG tankers, previously discussed. Marathon and the other 70% shareholder have issued guarantees proportionate to their ownership interests to the United States Coast Guard. As required by the Oil Pollution Act of 1990, these guarantees provide that Marathon and the other shareholder will cover contamination-related costs up to a maximum amount. Marathon’s maximum exposure under this guarantee is approximately $30 million. A similar requirement exists with the State of Alaska. Marathon’s maximum exposure under that guarantee is approximately $2 million.
(k)	Of the total $521 million, $279 million represents guarantees made by MAP.

Contract commitments – At December 31, 2002 and 2001, Marathon’s contract commitments to acquire property, plant and equipment totaled $443 million and $297 million, respectively.

Commitments to extend credit – In May 2002, Marathon signed a Participation Agreement with Syntroleum in connection with the ultra-clean fuels production and demonstration project sponsored by the U.S. Department of Energy. In connection with this project, Marathon agreed to provide funding pursuant to a $19 million secured promissory note between Marathon and Syntroleum. The promissory note will bear interest at a rate of 8% per year. The promissory note is secured by a mortgage and security agreement in the assets of the project. In the event of a default by Syntroleum, the mortgage and security agreement provides Marathon access for project completion. As of December 31, 2002, Marathon had advanced Syntroleum $4 million under this commitment.

Put/call agreements – In connection with the 1998 formation of MAP, Marathon and Ashland entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland’s ownership interest in MAP, for an amount in cash and/or Marathon debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland’s percentage interest in MAP. Payment could be made at closing, or at Marathon’s option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase all of Ashland’s ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland’s percentage interest in MAP.

As part of the formation of PTC, MAP and Pilot Corporation (Pilot) entered into a Put/Call and Registration Rights Agreement (Agreement). The Agreement provides that any time after September 1, 2008, Pilot will have the right to sell its interest in PTC to MAP for an amount of cash and/or Marathon, MAP or Ashland equity securities equal to the product of 90% (95% if paid in securities) of the fair market value of PTC at the time multiplied by Pilot’s percentage interest in PTC. At any time after September 1, 2011, under certain conditions, MAP will have the right to purchase Pilot’s interest in PTC for an amount of cash and/or Marathon, MAP or Ashland equity securities equal to the product of 105% (110% if paid in securities) of the fair market value of PTC at the time multiplied by Pilot’s percentage interest in PTC.

Selected Quarterly Financial Data (Unaudited)

	2002				2001
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenues	$8,530	$8,437	$8,078	$6,419	$6,816	$8,515	$9,125	$8,619
Income from operations	382	359	457	168	216	577	1,253	908
Income from continuing operations	194	94	194	54	53	184	580	501
Income (loss) from discontinued operations	–	–	–	–	(1,127)	(14)	(28)	16
Income (loss) before extraordinary loss and cumulative effect of changes in accounting principle	194	94	194	54	(1,074)	170	552	517
Net income (loss)	194	87	168	67	(1,074)	170	552	509

Common Stock data:
Net income (loss)	194	87	168	67	(898)	193	582	500
– Per share – basic	.62	.28	.54	.22	(2.90)	.63	1.88	1.62
– Per share – diluted	.62	.28	.54	.22	(2.90)	.62	1.88	1.62
Dividends paid per share	.23	.23	.23	.23	.23	.23	.23	.23
Price range of Common Stock(a):
– Low	19.00	21.30	25.71	27.08	25.27	24.95	26.23	25.85
– High	23.05	26.65	29.82	30.02	30.35	32.75	33.73	29.99

Steel Stock data:
Net income (loss)	–	–	–	–	(193)	(25)	(32)	7
– Per share – basic and diluted	–	–	–	–	(2.17)	(.28)	(.36)	.08
Dividends paid per share	–	–	–	–	.10	.10	.10	.25
Price range of Steel Stock(a)
– Low	–	–	–	–	13.00	13.08	13.72	14.00
– High	–	–	–	–	18.75	21.70	22.00	18.00

(a)	Composite tape.

Principal Unconsolidated Investees (Unaudited)

Company	Country	December 31, 2002 Ownership		Activity

Alba Plant LLC	Cayman Islands	52	%(a)	Liquefied Petroleum Gas
Atlantic Methanol Production Company, LLC	United States	45%		Methanol Production
Centennial Pipeline LLC	United States	33	%(b)	Pipeline & Storage Facility
CLAM Petroleum B.V.	Netherlands	50%		Oil & Gas Production
Kenai LNG Corporation	United States	30%		Natural Gas Liquification
LOCAP LLC	United States	50	%(b)	Pipeline & Storage Facilities
LOOP LLC	United States	47	%(b)	Offshore Oil Port
MKM Partners L.P.	United States	50	%(c)	Oil & Gas Production
Manta Ray Offshore Gathering Company, LLC	United States	24%		Natural Gas Transmission
Minnesota Pipe Line Company	United States	33	%(b)	Pipeline Facility
Nautilus Pipeline Company, LLC	United States	24%		Natural Gas Transmission
Odyssey Pipeline LLC	United States	29%		Pipeline Facility
Pilot Travel Centers LLC	United States	50	%(b)	Travel Centers
Poseidon Oil Pipeline Company, LLC	United States	28%		Crude Oil Transportation
Southcap Pipe Line Company	United States	22	%(b)	Crude Oil Transportation

(a)	Represents a noncontrolling interest.
(b)	Represents the ownership interest held by MAP.
(c)	Marathon’s income participation is 85%.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

The Supplementary Information on Oil and Gas Producing Activities is presented in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities”. Included as supplemental information are capitalized costs related to oil and gas producing activities, costs incurred in oil and gas property acquisition, exploration and development activities and results of operations for oil and gas producing activities. These tables include excess purchase price associated with equity investments and reflect data related only to oil and gas producing activities. Supplemental information is also provided for estimated quantities of proved oil and gas reserves, standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities and a summary of changes therein.

The supplemental information for consolidated subsidiaries is disclosed by the following geographic areas: the United States; Europe, which primarily includes activities in the United Kingdom, Ireland, the Netherlands and Norway; West Africa, which primarily includes activities in Angola, Equatorial Guinea and Gabon; and Other International, which includes activities in Canada and other international locations outside of Europe and West Africa. Equity Investees include Marathon’s equity share of the oil and gas producing activities of companies that are accounted for by the equity method. This includes Alba Plant LLC, CLAM Petroleum B.V., MKM Partners L.P. and (for 2000 only) Sakhalin Energy Investment Company Ltd. Alba Plant LLC operates a liquefied petroleum gas (LPG) processing plant onshore Bioko Island, Equatorial Guinea. No oil or gas reserves are attributed to ownership in the plant.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

(In millions) December 31	United States	Europe	West Africa	Other Intl.	Consolidated	Equity Investees	Total

2002
Capitalized costs:
Proved properties	$6,032	$5,116	$792	$810	$12,750	$694	$13,444
Unproved properties	653	197	287	85	1,222	96	1,318

Total	6,685	5,313	1,079	895	13,972	790	14,762

Accumulated depreciation, depletion and amortization:
Proved properties	3,933	3,641	101	365	8,040	215	8,255
Unproved properties	34	1	9	2	46	1	47

Total	3,967	3,642	110	367	8,086	216	8,302

Net capitalized costs	$2,718	$1,671	$969	$528	$5,886	$574	$6,460

2001
Capitalized costs:
Proved properties	$6,040	$4,920	$126	$714	$11,800	$569	$12,369
Unproved properties	651	183	157	105	1,096	2	1,098

Total	6,691	5,103	283	819	12,896	571	13,467

Accumulated depreciation, depletion and amortization:
Proved properties	3,780	3,375	63	297	7,515	183	7,698
Unproved properties	68	–	9	2	79	–	79

Total	3,848	3,375	72	299	7,594	183	7,777

Net capitalized costs	$2,843	$1,728	$211	$520	$5,302	$388	$5,690

Costs Incurred for Property Acquisition, Exploration and Development(a)

(In millions)	United States	Europe	West Africa	Other Intl.	Consolidated	Equity Investees	Total

2002: Property acquisition:
Proved	$–	$–	$341	$24	$365	$67	$432
Unproved	2	105	294	2	403	92	495
Exploration	184	10	24	67	285	4	289
Development	273	100	126	40	539	41	580

2001: Property acquisition:
Proved	$231	$–	$–	$1	$232	$–	$232
Unproved	395	24	69	22	510	–	510
Exploration	190	20	7	56	273	8	281
Development	356	205	3	49	613	19	632

2000: Property acquisition:
Proved	$128	$–	$–	$12	$140	$–	$140
Unproved	20	–	8	10	38	–	38
Exploration	161	33	14	71	279	2	281
Development	288	42	25	78	433	77	510

(a)	Includes costs incurred whether capitalized or expensed.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

Results of Operations for Oil and Gas Producing Activities

(In millions)	United States	Europe	West Africa	Other Intl.	Consolidated	Equity Investees	Total

2002: Revenues and other income:
Sales	$538	$720	$86	$169	$1,513	$115	$1,628
Transfers	1,210	34	128	–	1,372	–	1,372
Other income(a)	21	–	–	–	21	–	21

Total revenues	1,769	754	214	169	2,906	115	3,021
Expenses:
Production costs	(372)	(164)	(50)	(51)	(637)	(33)	(670)
Transportation costs(b)	(106)	(34)	(2)	(30)	(172)	(1)	(173)
Exploration expenses	(130)	(10)	(9)	(35)	(184)	–	(184)
Depreciation, depletion and amortization	(429)	(232)	(39)	(72)	(772)	(24)	(796)
Property impairments	(13)	–	–	(1)	(14)	–	(14)
Administrative expenses	(41)	(29)	(2)	(41)	(113)	–	(113)
Contract settlement	(15)	–	—	–	(15)	–	(15)

Total expenses	(1,106)	(469)	(102)	(230)	(1,907)	(58)	(1,965)
Other production-related income (losses)(c)	1	(4)	–	4	1	1	2

Results before income taxes(d)	664	281	112	(57)	1,000	58	1,058
Income taxes (credits)(e)	237	87	36	(8)	352	20	372

Results of operations	$427	$194	$76	$(49)	$648	$38	$686

2001: Revenues and other income:
Sales	$871	$706	$8	$272	$1,857	$49	$1,906
Transfers	1,235	–	134	–	1,369	69	1,438
Other income(a)	68	–	–	(221)	(153)	–	(153)

Total revenues	2,174	706	142	51	3,073	118	3,191
Expenses:
Production costs	(358)	(137)	(27)	(74)	(596)	(34)	(630)
Transportation costs(b)	(97)	(52)	(1)	(34)	(184)	(1)	(185)
Exploration expenses	(90)	(8)	(5)	(41)	(144)	–	(144)
Depreciation, depletion and amortization	(449)	(249)	(36)	(77)	(811)	(13)	(824)
Property impairments	–	–	–	(1)	(1)	–	(1)
Administrative expenses	(38)	(4)	(2)	(56)	(100)	–	(100)

Total expenses	(1,032)	(450)	(71)	(283)	(1,836)	(48)	(1,884)
Other production-related income (losses)(c)	3	(24)	–	5	(16)	1	(15)

Results before income taxes(d)	1,145	232	71	(227)	1,221	71	1,292
Income taxes (credits)(e)	389	69	(4)	(54)	400	25	425

Results of operations	$756	$163	$75	$(173)	$821	$46	$867

2000: Revenues and other income:
Sales	$783	$579	$(15)	$366	$1,713	$145	$1,858
Transfers	1,337	–	178	10	1,525	–	1,525
Other income(a)	(875)	10	–	55	(810)	–	(810)

Total revenues	1,245	589	163	431	2,428	145	2,573
Expenses:
Production costs	(373)	(86)	(33)	(99)	(591)	(34)	(625)
Transportation costs(b)	(70)	(25)	(1)	(41)	(137)	–	(137)
Exploration expenses	(125)	(37)	(24)	(50)	(236)	(6)	(242)
Reorganization costs	(45)	(12)	–	(10)	(67)	–	(67)
Depreciation, depletion and amortization	(380)	(175)	(30)	(92)	(677)	(27)	(704)
Property impairments	(5)	–	–	(188)	(193)	–	(193)
Administrative expenses	(33)	(3)	(2)	(13)	(51)	–	(51)

Total expenses	(1,031)	(338)	(90)	(493)	(1,952)	(67)	(2,019)
Other production-related income (losses)(c)	4	(21)	–	4	(13)	1	(12)

Results before income taxes(d)	218	230	73	(58)	463	79	542
Income taxes (credits)(e)(f)	70	62	40	(41)	131	27	158

Results of operations	$148	$168	$33	$(17)	$332	$52	$384

(a)	Includes net gains (losses) on asset dispositions and, in 2001, gain on lease resolution with U.S. Government.
(b)	Includes the cost to prepare and move liquid hydrocarbons and natural gas to their points of sale.
(c)	Includes revenues, net of associated costs, from third-party activities that are an integral part of Marathon’s production operations which may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
(d)	Includes special items and the results of using derivative instruments to manage commodity and foreign currency risks. Excludes corporate overhead, interest, currency gains and losses, equity investee income taxes and E&P segment items not related to oil and gas producing activities (i.e. research and development technology costs, certain marketing and transportation activities, gold and coal royalties, etc.).
(e)	Computed by adjusting results before income taxes by permanent differences and multiplying the result by the 35% statutory rate and adjusting for applicable tax credits.
(f)	Excludes net valuation allowance tax charges of $205 million.

Supplementary Information on Oil and Gas Producing Activities  (Unaudited) CONTINUED

Results of Operations for Oil and Gas Producing Activities

The following reconciles results for oil and gas producing activities to E&P segment income:

(In millions)	2002	2001	2000

Results for oil and gas producing activities before income taxes	$1,058	$1,292	$542
Items excluded from results for oil and gas producing activities:
Marketing expenses and technology costs	(13)	(18)	(31)
Nonoperating items included in income from equity method investments	(6)	(11)	(32)
Other	3	(6)	(17)
Items not allocated to E&P segment income:
Gain on asset disposition	(24)	–	–
Contract settlement	15	–	–
Gain on offshore lease resolution with U.S. government	–	(59)	–
Loss related to sale of certain Canadian assets	–	221	–
Net gains on certain asset sales	–	–	(106)
Joint venture formation charges	–	–	931
Impairment of certain oil and gas properties and assets held for sale	–	–	192
Reorganization costs	–	–	51

E&P segment income	$1,033	$1,419	$1,530

Average Production Costs(a)

	United States	Europe	West Africa	Other Intl.	Consolidated	Equity Investees	Total

2002	$4.25	$4.56	$3.98	$6.19	$4.41	$7.06	$4.50
2001	3.80	3.83	4.65	6.47	4.05	6.37	4.13
2000	4.03	2.98	5.71	6.18	4.13	6.00	4.20

(a)	Computed using production costs, excluding transportation costs, as disclosed in the Results of Operations for Oil and Gas Activities and as defined by the Securities and Exchange Commission. Natural gas volumes were converted to barrels of oil equivalent (BOE) using a conversion factor of six mcf of natural gas to one barrel of oil.

Average Sales Prices

		United States	Europe	West Africa	Other Intl.	Consolidated	Equity Investees	Total

(excluding derivative gains and losses)
2002:	Liquid hydrocarbons (per bbl)	$22.00	$24.40	$22.62	$23.92	$22.76	$24.59	$22.84
	Natural gas (per mcf)(a)	2.87	2.66	.24	3.29	2.74	3.05	2.75

2001:	Liquid hydrocarbons (per bbl)	$20.62	$23.49	$24.36	$21.40	$21.63	$23.41	$21.71
	Natural gas (per mcf)(a)	3.69	2.77	–	4.17	3.50	3.39	3.50

2000:	Liquid hydrocarbons (per bbl)	$25.55	$27.65	$28.06	$24.35	$25.95	$29.64	$26.14
	Natural gas (per mcf)(a)	3.49	2.56	–	3.89	3.28	2.75	3.27

(including derivative gains and losses)
2002:	Liquid hydrocarbons (per bbl)	$21.65	$24.53	$22.62	$23.92	$22.59	$24.59	$22.67
	Natural gas (per mcf)(a)	3.05	2.82	.24	3.29	2.88	3.05	2.88

2001:	Liquid hydrocarbons (per bbl)	$21.00	$23.49	$24.36	$21.40	$21.87	$23.41	$21.94
	Natural gas (per mcf)(a)	3.92	2.77	–	4.17	3.65	3.39	3.64

2000:	Liquid hydrocarbons (per bbl)	$25.14	$27.65	$28.06	$24.35	$25.67	$29.64	$25.87
	Natural gas (per mcf)(a)	3.40	2.56	–	3.83	3.22	2.75	3.21

(a)	Excludes the resale of purchased gas utilized in reservoir management.

Estimated Quantities of Proved Oil and Gas Reserves

Marathon’s estimated net proved liquid hydrocarbon (oil, condensate, and natural gas liquids) and gas reserves and the changes thereto for the years 2002, 2001 and 2000 are shown in the following tables. Estimates of the proved reserves have been prepared by internal asset teams including reservoir engineers and geoscience professionals, except the estimated proved gas reserves for the U. S. Powder River Basin Business Unit that are estimated by the independent petroleum consultants of Netherland, Sewell and Associates, Inc. Reserve estimates are periodically reviewed by the Corporate Reserves Group to assure that rigorous professional standards and the reserves definitions prescribed by the U.S. Securities and Exchange Commission (SEC) are consistently applied throughout the company.

Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Due to the inherent uncertainties and the limited nature of the reservoir data, estimates of proved reserves are subject to changes, either positively or negatively, as additional information becomes available and contractual and economic conditions change.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

Marathon’s net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate. Only reserves that are estimated to be recovered during the term of the current contract, unless there is a clear and consistent history of contract extension, have been included in the proved reserve estimate. Reserves from properties governed by Production Sharing Contracts have been calculated using the “economic interest” method prescribed by the SEC. Reserves that are not currently considered proved, that may result from extensions of currently proved areas, or that may result from applying secondary or tertiary recovery processes not yet tested and determined to be economic, are excluded. Purchased natural gas utilized in reservoir management and subsequently resold is also excluded. Marathon does not have any quantities of oil and gas reserves subject to long-term supply agreements with foreign governments or authorities in which Marathon acts as producer.

Proved developed reserves are the quantities of oil and gas expected to be recovered through existing wells with existing equipment and operating methods. In some cases, proved undeveloped reserves may require substantial new investments in additional wells and related facilities. Production volumes shown are sales volumes, net of any products consumed during production activities.

(Millions of barrels)	United States	Europe	West Africa(a)	Other Intl.	Consolidated	Equity Investees	Total

Liquid Hydrocarbons
Proved developed and undeveloped reserves:
Beginning of year – 2000	520	90	26	161	797	77	874
Purchase of reserves in place(b)	27	–	–	–	27	–	27
Exchange of reserves in place(c)	6	60	–	–	66	(73)	(7)
Revisions of previous estimates	(4)	(35)	2	(23)	(60)	–	(60)
Improved recovery	7	–	–	–	7	–	7
Extensions, discoveries and other additions	15	3	–	1	19	–	19
Production	(48)	(10)	(5)	(8)	(71)	(4)	(75)
Sales of reserves in place(b)	(65)	–	–	(3)	(68)	–	(68)

End of year – 2000	458	108	23	128	717	–	717
Purchase of reserves in place(b)	8	–	–	–	8	–	8
Exchange of reserves in place(d)	(191)	–	–	–	(191)	191	–
Revisions of previous estimates	14	(3)	–	–	11	(3)	8
Improved recovery	13	–	–	–	13	–	13
Extensions, discoveries and other additions	12	–	–	1	13	–	13
Production	(46)	(17)	(6)	(4)	(73)	(4)	(77)
Sales of reserves in place(b)	–	–	–	(112)	(112)	–	(112)

End of year – 2001	268	88	17	13	386	184	570
Purchase of reserves in place(b)	–	–	107	3	110	–	110
Revisions of previous estimates	16	4	1	–	21	2	23
Improved recovery	2	–	–	–	2	–	2
Extensions, discoveries and other additions	4	3	87	–	94	–	94
Production	(42)	(19)	(9)	(2)	(72)	(3)	(75)
Sales of reserves in place(b)	(3)	–	–	(1)	(4)	–	(4)

End of year – 2002	245	76	203	13	537	183	720

Proved developed reserves:
Beginning of year – 2000	476	90	18	54	638	69	707
End of year – 2000	414	74	18	39	545	–	545
End of year – 2001	243	69	14	11	337	178	515
End of year – 2002	226	63	113	11	413	177	590

(a)	Consists of estimated reserves from properties governed by Production Sharing Contracts.
(b)	The net positive or negative balance of proved reserves acquired or relinquished in property trades within the same geographic area is reported within purchase of reserves in place or sales of reserves in place, respectively.
(c)	Reserves represent the exchange of an equity interest in Sakhalin Energy Investment Company Ltd. for certain interests in the U.K. Atlantic Margin area and the Gulf of Mexico.
(d)	Reserves represent the contribution of certain oil and gas interests to MKM Partners L.P., a joint venture accounted for under the equity method of accounting.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(Billions of cubic feet)	United States	Europe	West Africa(a)	Other Intl.	Consolidated	Equity Investees	Total

Natural Gas
Proved developed and undeveloped reserves:
Beginning of year – 2000	2,057	774	–	833	3,664	123	3,787
Purchase of reserves in place(b)	114	–	–	15	129	–	129
Exchange of reserves in place(c)	14	31	–	–	45	–	45
Revisions of previous estimates	(154)	(114)	–	(347)	(615)	(26)	(641)
Improved recovery	–	–	–	–	–	–	–
Extensions, discoveries and other additions	217	35	–	38	290	2	292
Production(d)	(268)	(112)	–	(52)	(432)	(10)	(442)
Sales of reserves in place(b)	(66)	–	–	(10)	(76)	–	(76)

End of year – 2000	1,914	614	–	477	3,005	89	3,094
Purchase of reserves in place(b)	223	–	–	–	223	–	223
Exchange of reserves in place	–	–	–	–	–	–	–
Revisions of previous estimates	(267)	(12)	–	3	(276)	(27)	(303)
Improved recovery	10	–	–	–	10	–	10
Extensions, discoveries and other additions	210	126	–	48	384	–	384
Production(d)	(289)	(113)	–	(45)	(447)	(11)	(458)
Sales of reserves in place(b)	(8)	–	–	(84)	(92)	–	(92)

End of year – 2001	1,793	615	–	399	2,807	51	2,858
Purchase of reserves in place(b)	–	–	571	9	580	–	580
Revisions of previous estimates	48	4	–	(20)	32	3	35
Improved recovery	–	–	–	–	–	–	–
Extensions, discoveries and other additions	156	46	101	32	335	14	349
Production(d)	(272)	(103)	(19)	(38)	(432)	(9)	(441)
Sales of reserves in place(b)	(1)	–	–	(3)	(4)	–	(4)

End of year – 2002	1,724	562	653	379	3,318	59	3,377

Proved developed reserves:
Beginning of year – 2000	1,550	741	–	497	2,788	65	2,853
End of year – 2000	1,421	563	–	381	2,365	52	2,417
End of year – 2001	1,308	473	–	308	2,089	32	2,121
End of year – 2002	1,206	408	552	290	2,456	36	2,492

(a)	Consists of estimated reserves from properties governed by Production Sharing Contracts.
(b)	The net positive or negative balance of proved reserves acquired or relinquished in property trades within the same geographic area is reported within purchase of reserves in place or sales of reserves in place, respectively.
(c)	Reserves represent the exchange of an equity interest in Sakhalin Energy Investment Company Ltd. for certain interests in the U.K. Atlantic Margin area and the Gulf of Mexico.
(d)	Excludes the resale of purchased gas utilized in reservoir management.

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

Future cash inflows are computed by applying year-end prices of oil and gas relating to Marathon’s proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

The assumptions used to compute the proved reserve valuation do not necessarily reflect Marathon’s expectations of actual revenues to be derived from those reserves or their present worth. Assigning monetary values to the estimated quantities of reserves, described on the preceding page, does not reduce the subjective and ever-changing nature of such reserve estimates.

Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to uncertainties inherent in predicting the future, variations from the expected production rate also could result directly or indirectly from factors outside of Marathon’s control, such as unintentional delays in development, environmental concerns, changes in prices or regulatory controls.

The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place or subjected to participation by foreign governments, additional economic considerations also could affect the amount of cash eventually realized.

Future development and production costs, including asset retirement costs, are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to Marathon’s proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

Discount was derived by using a discount rate of 10 percent a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (continued)

(In millions)	United States	Europe	West Africa	Other Intl.	Consolidated	Equity Investees	Total

December 31, 2002:
Future cash inflows	$12,994	$4,256	$4,136	$2,038	$23,424	$5,652	$29,076
Future production, transportation and administrative costs	(5,298)	(1,343)	(1,097)	(812)	(8,550)	(1,495)	(10,045)
Future development costs	(455)	(226)	(324)	(37)	(1,042)	(303)	(1,345)
Future income tax expenses	(2,440)	(989)	(753)	(390)	(4,572)	(1,150)	(5,722)

Future net cash flows	4,801	1,698	1,962	799	9,260	2,704	11,964
10% annual discount for estimated timing of cash flows	(1,639)	(444)	(954)	(398)	(3,435)	(2,212)	(5,647)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves(a)	$3,162	$1,254	$1,008	$401	$5,825	$492	$6,317

December 31, 2001:
Future cash inflows	$8,210	$3,601	$307	$1,213	$13,331	$3,456	$16,787
Future production, transportation and administrative costs	(3,013)	(1,630)	(117)	(746)	(5,506)	(1,211)	(6,717)
Future development costs	(496)	(141)	(34)	(39)	(710)	(165)	(875)
Future income tax expenses	(1,480)	(572)	(51)	(91)	(2,194)	(468)	(2,662)

Future net cash flows	3,221	1,258	105	337	4,921	1,612	6,533
10% annual discount for estimated timing of cash flows	(1,086)	(267)	(15)	(165)	(1,533)	(1,400)	(2,933)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves(a)	$2,135	$991	$90	$172	$3,388	$212	$3,600

December 31, 2000:
Future cash inflows	$25,052	$4,571	$513	$6,191	$36,327	$313	$36,640
Future production, transportation and administrative costs	(5,689)	(1,662)	(188)	(968)	(8,507)	(125)	(8,632)
Future development costs	(638)	(185)	(18)	(291)	(1,132)	(26)	(1,158)
Future income tax expenses	(6,290)	(677)	(111)	(1,991)	(9,069)	(76)	(9,145)

Future net cash flows	12,435	2,047	196	2,941	17,619	86	17,705
10% annual discount for estimated timing of cash flows	(5,403)	(486)	(34)	(1,490)	(7,413)	(19)	(7,432)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$7,032	$1,561	$162	$1,451	$10,206	$67	$10,273

(a)	Excludes $(5) million and $59 million of discounted future net cash flows from the effects of hedging transactions for 2002 and 2001, respectively.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Consolidated			Equity Investees			Total
(In millions)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Sales and transfers of oil and gas produced, net of production, transportation and administrative costs	$(2,035)	$(2,405)	$(2,508)	$(74)	$(83)	$(111)	$(2,109)	$(2,488)	$(2,619)
Net changes in prices and production, transportation and administrative costs related to future production	3,332	(9,242)	6,820	340	(141)	12	3,672	(9,383)	6,832
Extensions, discoveries and improved recovery, less related costs	1,078	646	1,472	15	–	3	1,093	646	1,475
Development costs incurred during the period	538	613	433	33	19	77	571	632	510
Changes in estimated future development costs	(368)	(242)	(273)	(88)	(16)	(22)	(456)	(258)	(295)
Revisions of previous quantity estimates	255	(217)	(1,899)	10	(38)	(43)	265	(255)	(1,942)
Net changes in purchases and sales of minerals in place	727	(1,291)	380	–	–	–	727	(1,291)	380
Net change in exchanges of reserves in place	–	(357)	755	–	357	(547)	–	–	208
Accretion of discount	436	1,565	843	25	56	62	461	1,621	905
Net change in income taxes	(1,422)	3,466	(1,969)	(152)	124	90	(1,574)	3,590	(1,879)
Timing & other	(104)	646	(169)	171	(133)	30	67	513	(139)

Net change for the year	2,437	(6,818)	3,885	280	145	(449)	2,717	(6,673)	3,436
Beginning of year	3,388	10,206	6,321	212	67	516	3,600	10,273	6,837

End of year	$5,825	$3,388	$10,206	$492	$212	$67	$6,317	$3,600	$10,273

Five-Year Operating Summary

	2002	2001	2000	1999	1998

Net Liquid Hydrocarbon Production (thousands of barrels per day) (a)
United States (by business unit)
Gulf Coast	63	72	62	74	55
Northern	28	29	30	28	30
Southern	26	26	39	43	50

Total United States	117	127	131	145	135

International
Australia	1	–	–	–	–
Canada	4	11	19	17	6
Egypt	–	–	1	5	8
Equatorial Guinea	8	–	–	–	–
Gabon	17	16	16	9	5
Norway	1	–	–	–	1
United Kingdom	51	46	29	31	41

Total International	82	73	65	62	61

Consolidated	199	200	196	207	196
Equity investee(b)	8	9	11	1	–

Total	207	209	207	208	196
Natural gas liquids included in above	20	19	22	19	17

Net Natural Gas Production (millions of cubic feet per day) (a)
United States (by business unit)
Alaska	167	179	160	148	144
Gulf Coast	103	112	88	107	84
Northern	159	171	203	193	183
Powder River Basin	79	47	–	–	–
Southern	237	284	280	307	333

Total United States	745	793	731	755	744

International
Canada	104	123	143	150	65
Egypt	–	–	–	13	16
Equatorial Guinea	53	–	–	–	–
Ireland	81	79	115	132	168
Norway	15	5	–	26	27
United Kingdom – equity	203	234	212	168	165
– other(c)	4	8	11	16	23

Total International	460	449	481	505	464

Consolidated	1,205	1,242	1,212	1,260	1,208
Equity investee(d)	25	31	29	36	33

Total	1,230	1,273	1,241	1,296	1,241

Average Sales Prices(e)
Liquid Hydrocarbons (dollars per barrel)
United States	$22.00	$20.62	$25.55	$16.01	$10.90
International	23.83	23.37	26.74	17.10	12.30

Consolidated	22.76	21.63	25.95	16.34	11.34
Equity investee(b)	24.59	23.41	29.64	22.46	12.50

Total	22.84	21.71	26.14	16.37	11.34
Natural Gas (dollars per thousand cubic feet)
United States	$2.87	$3.69	$3.49	$2.07	$1.95
International	2.53	3.16	2.96	2.13	2.09

Consolidated	2.74	3.50	3.28	2.09	2.01
Equity investee(d)	3.05	3.39	2.75	1.87	2.37

Total	2.75	3.49	3.27	2.09	2.02

Net Proved Reserves at year-end (developed and undeveloped)
Liquid Hydrocarbons (millions of barrels)
United States	245	268	458	520	549
International	292	118	259	277	316

Consolidated	537	386	717	797	865
Equity investee(b)	183	184	–	77	80

Total	720	570	717	874	945
Developed reserves as % of total net reserves	82%	90%	76%	81%	71%

Natural Gas (billions of cubic feet)
United States	1,724	1,793	1,914	2,057	2,163
International	1,594	1,014	1,091	1,607	1,796

Consolidated	3,318	2,807	3,005	3,664	3,959
Equity investee(d)	59	51	89	123	110

Total	3,377	2,858	3,094	3,787	4,069
Developed reserves as % of total net reserves	74%	74%	78%	75%	79%

(a)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are shown before royalties.
(b)	Represents Marathon’s equity interest in MKM Partners L.P., Sakhalin Energy Investment Company Ltd. and CLAM Petroleum B.V.
(c)	Represents gas acquired for injection and subsequent resale.
(d)	Represents Marathon’s equity interest in CLAM Petroleum B.V.
(e)	Prices exclude derivative gains and losses.

Five-Year Operating Summary CONTINUED

	2002(a)	2001(a)	2000(a)	1999(a)	1998(a)

Refinery Operations (thousands of barrels per day)
In-use crude oil capacity at year-end	935	935	935	935	935
Refinery runs – crude oil refined	906	929	900	888	894
– other charge and blend stocks	148	143	141	139	127
In-use crude oil capacity utilization rate	97%	99%	96%	95%	96%

Source of Crude Processed (thousands of barrels per day)
United States	433	403	400	349	317
Canada	114	115	102	92	98
Middle East and Africa	232	347	346	363	394
Other International	127	64	52	84	85

Total	906	929	900	888	894

Refined Product Yields (thousands of barrels per day)
Gasoline	581	581	552	566	545
Distillates	285	286	278	261	270
Propane	21	22	20	22	21
Feedstocks and special products	80	69	74	66	64
Heavy fuel oil	20	39	43	43	49
Asphalt	72	76	74	69	68

Total	1,059	1,073	1,041	1,027	1,017

Refined Product Sales Volumes (thousands of barrels per day)(b)
Gasoline	773	748	746	714	671
Distillates	346	345	352	331	318
Propane	22	21	21	23	21
Feedstocks and special products	82	71	69	66	67
Heavy fuel oil	20	41	43	43	49
Asphalt	75	78	75	74	72

Total	1,318	1,304	1,306	1,251	1,198
Matching buy/sell volumes included in above	71	45	52	45	39

Refined Products Sales Volumes by Class of Trade (as a % of total sales volumes)
Wholesale & Spot market – independent private-brand
marketers and consumers	69%	66%	65%	66%	65%
Marathon and Ashland brand jobbers and dealers	13	13	12	11	11
Speedway SuperAmerica retail outlets	18	21	23	23	24

Total	100%	100%	100%	100%	100%

Refined Products (dollars per barrel)
Average sales price	$32.26	$34.54	$38.24	$24.59	$20.65
Average cost of crude oil throughput	25.41	23.47	29.07	18.66	13.02

Refining and Wholesale Marketing Margin (dollars per gallon)(c)	$.0387	$.1167	$.0788	$.0353	$.0536

Refined Product Marketing Outlets at year-end
MAP operated terminals	86	87	89	91	85
Retail – Marathon and Ashland brand	3,822	3,800	3,728	3,482	3,117
– Speedway SuperAmerica(d)	2,006	2,104	2,148	2,346	2,178
Speedway SuperAmerica(d)
Gasoline & distillates sales (millions of gallons)	3,604	3,572	3,732	3,610	3,681
Gasoline & distillates gross margin (dollars per gallon)	$.1007	$.1206	$.1261	$.1274	$.1368
Merchandise sales (millions)	$2,380	$2,253	$2,160	$1,917	$1,708
Merchandise gross margin (millions)	$576	$527	$510	$500	$462

Petroleum Inventories at year-end (thousands of barrels)
Crude oil, raw materials and natural gas liquids	32,600	32,741	33,884	34,470	35,937
Refined products	37,729	36,310	34,386	32,853	32,334

Pipelines (miles of common carrier pipelines)(e)
Crude Oil – gathering lines	200	271	419	557	2,827
– trunklines	4,459	4,511	4,623	4,720	4,859
Products – trunklines	3,732	2,847	2,834	2,856	2,861

Total	8,391	7,629	7,876	8,133	10,547

Pipeline Barrels Handled (millions)(f)
Crude Oil – gathering lines	14.1	16.3	22.7	30.4	47.8
– trunklines	575.7	570.6	563.6	545.7	571.9
Products – trunklines	367.6	345.6	329.7	331.9	329.7

Total	957.4	932.5	916.0	908.0	949.4

River Operations
Barges – owned/leased	150	156	158	169	169
Boats – owned/leased	7	8	7	8	8

(a)	Statistics include 100% of MAP.
(b)	Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.
(c)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(d)	Excludes travel centers contributed to Pilot Travel Centers LLC. Periods prior to September 1, 2001 have been restated.
(e)	Pipelines for downstream operations also include non-common carrier, leased and equity investees.
(f)	Pipeline barrels handled on owned common carrier pipelines, excluding equity investees.

Five-Year Selected Financial Data

(Dollars in millions, except as noted)	2002	2001	2000	1999	1998

Revenues and Other Income
Revenues by product:
Refined products	$19,729	$20,841	$22,513	$15,143	$12,852
Merchandise	2,521	2,506	2,441	2,194	1,941
Liquid hydrocarbons	6,554	6,587	6,861	4,591	5,024
Natural gas	2,487	2,987	2,521	1,473	1,190
Transportation and other products	173	154	158	196	269

Total revenues	31,464	33,075	34,494	23,597	21,276
Gain (loss) on ownership change in MAP	12	(6)	12	17	245
Other(a)	244	53	(640)	100	104

Total revenues and other income	$31,720	$33,122	$33,866	$23,714	$21,625

Income From Operations
Exploration and production (E&P)
Domestic	$687	$1,122	$1,110	$494	$190
International	346	297	420	124	88

E&P segment income	1,033	1,419	1,530	618	278
Refining, marketing and transportation	356	1,914	1,273	611	896
Other energy related businesses	78	62	43	61	33

Segment income	1,467	3,395	2,846	1,290	1,207
Items not allocated to segments:
Administrative expenses	(194)	(187)	(154)	(120)	(120)
Gain (loss) on disposal of assets	24	(221)	124	–	–
Joint venture formation charges	–	–	(931)	–	–
Inventory market valuation adjustments	72	(72)	–	551	(267)
Gain (loss) on ownership change & transition charges – MAP	12	(6)	12	17	223
Int’l. & domestic oil & gas impairments & gas contract settlement	–	–	(197)	(16)	(119)
Contract settlement	(15)	–	–	–	–
Other items	–	45	(70)	(21)	–

Income from operations	1,366	2,954	1,630	1,701	924
Minority interest in income of MAP	173	704	498	447	249
Net interest and other financing costs	268	173	236	288	237
Provision for income taxes	389	759	476	320	137

Income From Continuing Operations	$536	$1,318	$420	$646	$301
Per common share – basic (in dollars)	1.72	4.26	1.35	2.09	1.03
– diluted (in dollars)	1.72	4.26	1.35	2.09	1.02
Net Income	516	377	432	654	310
Per common share – basic (in dollars)	1.66	1.22	1.39	2.11	1.06
– diluted (in dollars)	1.66	1.22	1.39	2.11	1.05

Balance Sheet Position at year-end
Current assets	$4,479	$4,411	$4,985	$4,081	$2,976
Net investment in United States Steel	–	–	1,919	2,056	2,093
Net property, plant and equipment	10,390	9,552	9,346	10,261	10,394
Total assets	17,812	16,129	17,151	17,730	16,637
Short-term debt	161	215	228	48	191
Other current liabilities	3,498	3,253	3,784	3,096	2,419
Long-term debt	4,410	3,432	1,937	3,320	3,456
Minority interest in MAP	1,971	1,963	1,840	1,753	1,590
Common stockholders’ equity	5,082	4,940	6,764	6,856	6,405

Cash Flow Data—Continuing Operations
Net cash from operating activities	$2,405	$2,919	$3,146	$2,008	$1,633
Capital expenditures	1,574	1,639	1,425	1,378	1,270
Disposal of assets	152	296	539	356	65
Dividends paid	285	284	274	257	246
Dividends paid per share (in dollars)	.92	.92	.88	.84	.84

Employee Data (b)
Marathon:
Total employment costs	$1,481	$1,498	$1,474	$1,421	$1,054
Average number of employees	28,237	30,791	31,515	33,086	24,344
Number of pensioners at year-end	3,122	3,105	3,255	3,402	3,378
Speedway SuperAmerica LLC:
(Included in Marathon totals)
Total employment costs	$480	$496	$489	$452	$283
Average number of employees	18,943	21,449	21,649	22,801	12,831
Number of pensioners at year-end	214	205	211	209	212

Stockholder Data at year-end
Number of common shares outstanding (in millions)	309.9	309.4	308.3	311.8	308.5
Registered shareholders (in thousands)	66.4	69.7	65.0	71.4	77.3
Market price of common stock (in dollars)	$21.290	$30.000	$27.750	$24.688	$30.125

(a)	Includes income from equity method investments, net gains (losses) on disposal of assets and other income.
(b)	Employee Data for 1998 includes Ashland employees from the date of their payroll transfer to MAP, which occurred at various times throughout 1998. These employees were contracted to MAP in 1998, prior to their payroll transfer.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of The Registrant

Information concerning the directors of Marathon required by this item is incorporated by reference to the material appearing under the heading “Election of Directors” in Marathon’s Proxy Statement dated March 10, 2003, for the 2003 Annual Meeting of Stockholders.

Marathon’s Board of Directors has determined our “Audit Committee Financial Expert.” The information required to be disclosed is incorporated by reference to the material appearing under the sub-heading “Audit Committee” located under the heading “The Board of Directors and its Committees.”

Executive Officers of the Registrant

The executive officers of Marathon or its subsidiaries and their ages as of February 1, 2003, are as follows:

Albert G. Adkins	55	Vice President, Accounting and Controller
Philip G. Behrman	52	Senior Vice President, Worldwide Exploration
Clarence P. Cazalot, Jr	52	President and Chief Executive Officer, and Director
G. David Golder	55	Senior Vice President, Commercialization and Development
Steven B. Hinchman	44	Senior Vice President, Production Operations
Jerry Howard	54	Senior Vice President, Corporate Affairs
Steven J. Lowden	43	Senior Vice President, Business Development
Kenneth L. Matheny	55	Vice President, Investor Relations
John T. Mills	55	Chief Financial Officer
Paul C. Reinbolt	47	Vice President, Finance and Treasurer
William F. Schwind, Jr.	58	Vice President, General Counsel and Secretary

With the exception of Mr. Cazalot, Mr. Behrman and Mr. Lowden mentioned above, all of the executive officers have held responsible management or professional positions with Marathon or its subsidiaries for more than the past five years.

Item 11. Management Remuneration

Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation and Other Information” in Marathon’s Proxy Statement dated March 10, 2003, for the 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the material appearing under the headings, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in Marathon’s Proxy Statement dated March 10, 2003, for the 2003 Annual Meeting of Stockholders.

As provided in its 2003 Proxy Statement, Marathon is submitting a compensation plan for consideration by its stockholders. This action requires disclosure of a table containing two categories of equity compensation plans: plans that have been approved by stockholders and plans that have not been approved by stockholders. This table and the information contained therein is incorporated by reference to the material appearing under the sub-heading “Equity Compensation Plan Information” located under the heading “Approval of 2003 Incentive Compensation Plan.”

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Party Transactions” in Marathon’s Proxy Statement dated March 10, 2003, for the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Marathon’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, and that there were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Marathon reviews and modifies its financial and operational controls on an ongoing basis to ensure that those controls are adequate to address changes in its business as it evolves. Modifications were made to controls in 2002, including modifications regarding business in developing countries, however these modifications were not significant. Marathon believes that its existing financial and operational controls and procedures are adequate.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.  Documents Filed as Part of the Report

1. Financial Statements (see Part II, Item 8. of this report regarding financial statements).

2. Financial Statement Schedules.

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is contained in the financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts is provided on page 63.

3. Lists of Exhibits:

Exhibit No.

2.  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)	Holding Company Reorganization Agreement, dated
as of July 1, 2001, by and among USX Corporation,
	USX Holdco, Inc. and United States Steel LLC	Incorporated by reference to Exhibit 3.1 to USX
Corporation’s Form 8-K dated July 2, 2001
(filed July 2, 2001).

(b)	Agreement and Plan of Reorganization, dated as of
July 31, 2001, by and between USX Corporation and
	United States Steel LLC	Incorporated by reference to Exhibit 2.1 to USX
Corporation’s Registration Statement on Form
S-4 filed September 7, 2001 (Registration. No.
333-69090).

3.  Articles of Incorporation and Bylaws

(a)	Restated Certificate of Incorporation of Marathon
	Oil Corporation	Incorporated by reference to Exhibit 3(a) to
Marathon Oil Corporation’s Form 10-K for the
year ended December 31, 2001.

(b)	By-laws of Marathon Oil Corporation	Filed herewith

4.  Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Five Year Credit Agreement dated as of
	November 30, 2000	Incorporated by reference to Exhibit 4(a) to
USX Corporation’s Form 10-K for the year
ended December 31, 2000.

(b)	Rights Agreement between USX Corporation and
ChaseMellon Shareholder Services, L.L.C., as
	Rights Agent, dated as of September 28, 1999	Incorporated by reference to Exhibit 4.6 to
Post-Effective Amendment No. 2 to Marathon
Oil Corporation’s Registration Statement on
Form S-3 filed on February 6, 2002
(Registration No. 333-88797).

(c)

First Amendment to Rights Agreement between USX Corporation, USX Holdco, Inc. (to be renamed USX Corporation), and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C), as Rights Agent, dated as of

	July 2, 2001	Incorporated by reference to Exhibit 4.6 to
Post-Effective Amendment No. 2 to Marathon
Oil Corporation’s Registration Statement on
Form S-3 filed on February 6, 2002
(Registration No. 333-88797).
(d)	Second Amendment to Rights Agreement between USX Corporation (to be renamed Marathon Oil Corporation) and National City Bank, as Rights
	Agent, dated as of December 31, 2001	Incorporated by reference to Exhibit 4.6 to
Post-Effective Amendment No. 2 to Marathon
Oil Corporation’s Registration Statement on
Form S-3 filed on February 6, 2002
(Registration No. 333-88797).
(e)	Third Amendment to Rights Agreement between Marathon Oil Corporation and National City Bank,
	as Rights Agent, dated as of January 29, 2003	Incorporated by reference to Exhibit 4.4 to
Marathon Oil Corporation’s Form 8-K dated
January 29, 2003 (filed January 31, 2003).
(f)	Senior Indenture dated February 26, 2002 between Marathon Oil Corporation and JPMorgan Chase
	Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to
Marathon Oil Corporation’s Form 8-K
dated February 27, 2002 (filed February 27,
2002).
(g)	Senior Indenture dated June 14, 2002 among Marathon Global Funding Corporation, Issuer, Marathon Oil Corporation, Guarantor, and
	JPMorgan Chase Bank, Trustee	Incorporated by reference to Exhibit 4.1 to
Marathon Oil Corporation’s Form 8-K dated
June 18, 2002 (filed June 21, 2002).
(h)

Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon. Marathon hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

10.  Material Contracts

(a)	Marathon Oil Corporation 1990 Stock Plan, As
	Amended and Restated Effective January 1, 2002	Incorporated by reference to Exhibit 10(a) to
Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2001.
(b)	Marathon Oil Corporation Annual Incentive Compensation Plan, As Amended Effective
	January 1, 2002	Incorporated by reference to Exhibit 10(b) to
Marathon Oil Corporation’s Form 10-K for the
year ended December 31, 2001.
(c)	Marathon Oil Corporation Senior Executive Officer Annual Incentive Compensation Plan, As Amended
	and Restated Effective January 1, 2002	Incorporated by reference to Exhibit 10(c) to
Marathon Oil Corporation’s Form 10-K for the
year ended December 31, 2001.

(d)	Marathon Oil Corporation Deferred Compensation
Plan for Non-Employee Directors, Amended and
	Restated as of January 1, 2002	Incorporated by reference to Exhibit 10.1 to
Marathon Oil Corporation’s Amendment No. 1
to Form 10-Q/A for the quarter ended
September 30, 2002.
(e)	Second Amended and Restated Marathon Oil
Corporation Non-Officer Restricted Stock Plan, As
	Amended and Restated Effective January 2, 2002	Incorporated by reference to Exhibit 10.2 to
Marathon Oil Corporation’s Amendment No. 1
to Form 10-Q/A for the quarter ended
September 30, 2002.
(f)	Marathon Oil Corporation Non-Employee Director
Stock Plan, As Amended and Restated Effective
	January 1, 2002	Incorporated by reference to Exhibit 10(f) to
Marathon Oil Corporation’s Form 10-K for the
year ended December 31, 2001.
(g)	Form of Change of Control Agreement between USX
	Corporation and Various Officers	Incorporated by reference to Exhibit 10.12 to
Amendment No. 1 to USX Corporation’s
Registration Statement on Form S-4 filed
September 20, 2001 (Registration No. 333-
69090).
(h)	Completion and Retention Agreement, dated as of
August 8, 2001, among USX Corporation, United
	States Steel LLC and Thomas J. Usher	Incorporated by reference to Exhibit 10.10 to
Amendment No. 1 to USX Corporation’s
Registration Statement on Form S-4 filed
September 20, 2001 (Registration No. 333-
69090).
(i)	Amendment No. 1 to the Completion and Retention Agreement dated January 29, 2003, effective January 1, 2003, among Marathon Oil Corporation, United States Steel Corporation and Thomas J.
	Usher	Filed herewith

(j)	Letter Agreement relating to restricted stock under Marathon Oil Corporation’s 1990 Stock Plan, dated December 6, 2002, between Marathon Oil
	Corporation and Thomas J. Usher	Filed herewith

(k)	Agreement between Marathon Oil Company and
Clarence P. Cazalot, Jr., executed
	February 28, 2000	Incorporated by reference to Exhibit 10(k) to
USX Corporation’s Form 10-K for the year
ended December 31, 1999.
(l)	Letter Agreement between Marathon Oil Company
and Steven J. Lowden, executed
	September 17, 2000	Incorporated by reference to Exhibit 10(k) to
Marathon Oil Corporation’s Form 10-K for the
year ended December 31, 2001.
(m)	Letter Agreement between Marathon Oil Company
and Philip G. Behrman, executed
	September 19, 2000	Incorporated by reference to Exhibit 10(l) to
Marathon Oil Corporation’s Form 10-K for the
year ended December 31, 2001.

(n)	Letter Agreement between USX Corporation and
	John T. Mills, executed September 25, 2000	Incorporated by reference to Exhibit 10(m) to
Marathon Oil Corporation’s Form 10-K for the
year ended December 31, 2001.
(o)	Amended and Restated Limited Liability Company
Agreement of Marathon Ashland Petroleum LLC,
	dated as of December 31, 1998	Incorporated by reference to Exhibit 10(b) of
USX Corporation’s Form 10-Q for the quarter
ended June 30, 1999.
(p)	Amendment No. 1 dated as of December 31, 1998 to
Put/Call, Registration Rights and Standstill
Agreement of Marathon Ashland Petroleum LLC
	dated as of January 1, 1998	Incorporated by reference to Exhibit 10(i) of
USX Corporation’s Form 10-Q for the quarter
ended June 30, 1999.
(q)	Tax Sharing Agreement between USX Corporation
(renamed Marathon Oil Corporation) and United
States Steel LLC (converted into United States
	Steel Corporation) dated as of December 31, 2001	Incorporated by reference to Exhibit 99.3 to
Marathon Oil Corporation’s Form 8-K dated
December 31, 2001 (filed January 3, 2002).
(r)	Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel LLC (converted into United States Steel Corporation) dated
	December 31, 2001	Incorporated by reference to Exhibit 99.5 to
Marathon Oil Corporation’s Form 8-K dated
December 31, 2001 (filed January 3, 2002).
(s)	Insurance Assistance Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel LLC (converted into United States Steel Corporation) dated as of
	December 31, 2001	Incorporated by reference to Exhibit 99.6 to
Marathon Oil Corporation’s Form 8-K dated
December 31, 2001 (filed January 3, 2002).
(t)	License Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel LLC (converted into United States
	Steel Corporation) dated as of December 31, 2001	Incorporated by reference to Exhibit 99.7 to
Marathon Oil Corporation’s Form 8-K dated
December 31, 2001 (filed January 3, 2002).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

14.	Code of Ethics for Senior Financial Officers

21.	List of Significant Subsidiaries

23.	Consent of Independent Accountants

99.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

B. Reports on Form 8-K

Form 8-K dated November 14, 2002 (filed November 14, 2002), reporting under Item 9. Regulation FD Disclosure, that Marathon Oil Corporation is furnishing information for the November 14, 2002 press release titled “Marathon Updates Production Forecast”.

Form 8-K dated November 19, 2002 (filed November 19, 2002), reporting under Item 5. Other Events, that Marathon Oil Corporation is providing information that it is revising its fees and commissions under its Dividend Reinvestments and Direct Stock Purchase Plan and is attaching as Exhibit 99.1 a letter to participants describing revisions.

Form 8-K dated January 23, 2003 (filed January 23, 2003), reporting under Item 9. Regulation FD Disclosure, that Marathon Oil Corporation is furnishing information for the January 23, 2003 press release titled “Marathon Oil Corporation Reports Fourth Quarter and Year End 2002 Results”.

Form 8-K dated January 31, 2003 (filed January 31, 2003), reporting under Item 5. Other Events, that Marathon Oil Corporation is furnishing information that on January 29, 2003 Marathon amended the Rights Agreement, dated as of September 28, 1999, as amended, between Marathon and National City Bank, as successor rights agent. The Rights Agreement was amended so that the Rights to Purchase Series A Junior Preferred Stock will expire on January 31, 2003, more than six years earlier than initially specified in the plan.

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors of Marathon Oil Corporation:

Our audit of the consolidated financial statements referred to in our report dated February 18, 2003 appearing in the 2002 Annual Report of Marathon Oil Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 18, 2003

Marathon Oil Corporation

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000

		Additions
(In millions)	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts		Deductions(a)	Balance at End of Period

Year ended December 31, 2002
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts current	$4	$13	$–		$11	$6
Allowance for doubtful accounts noncurrent	4	10	–		–	14
Inventory market valuation reserve	72	–	–		72	–
Tax valuation allowances:
State	76	–	2	(c)	–	78
Foreign	285	–	119	(c)	–	404
Year ended December 31, 2001
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts current	$3	$21	$–		$20	$4
Allowance for doubtful accounts noncurrent	–	4	–		–	4
Inventory market valuation reserve	–	72	–		–	72
Tax valuation allowances:
State	16	7	53	(b)	–	76
Foreign	252	–	43	(c)	10	285
Year ended December 31, 2000
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$2	$8	$–		$7	$3
Tax valuation allowances:
Federal	30	–	–		30	–
State	11	–	5	(c)	–	16
Foreign	282	–	–		30	252

(a)	Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries. Deductions in the inventory market valuation reserve reflect increases in market prices and inventory turnover, resulting in noncash credits to costs and expenses. Reductions in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
(b)	The increase in the valuation allowance is related to net operating losses previously attributed to United States Steel which were retained by Marathon in connection with the Separation. The transfer of net operating losses and the related valuation allowance was recorded as a capital transaction with United States Steel.
(c)	Reflects valuation allowances established for deferred tax assets generated in the current period, primarily related to net operating losses.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 10, 2003.

MARATHON OIL CORPORATION

By:	/s/ ALBERT G. ADKINS
Albert G. Adkins
Vice President, Accounting and Controller

Signature	Title

/s/ THOMAS J. USHER Thomas J. Usher	Chairman of the Board and Director

/s/ CLARENCE P. CAZALOT, JR. Clarence P. Cazalot, Jr.	President & Chief Executive Officer and Director

/s/ JOHN T. MILLS John T. Mills	Chief Financial Officer

/s/ ALBERT G. ADKINS Albert G. Adkins	Vice President, Accounting and Controller

/s/ CHARLES F. BOLDEN, JR. Charles F. Bolden, Jr.	Director

/s/ DAVID A. DABERKO David A. Daberko	Director

/s/ WILLIAM L. DAVIS William L. Davis	Director

/s/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director

/s/ PHILLIP LADER Phillip Lader	Director

/s/ CHARLES R. LEE Charles R. Lee	Director

/s/ DENNIS H. REILLEY Dennis H. Reilley	Director

/s/ SETH E. SCHOFIELD Seth E. Schofield	Director

/s/ DOUGLAS C. YEARLEY Douglas C. Yearley	Director

MARATHON OIL CORPORATION

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Clarence P. Cazalot, Jr., President & Chief Executive Officer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Marathon Oil Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Clarence P. Cazalot, Jr.
President & Chief Executive Officer

MARATHON OIL CORPORATION

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, John T. Mills, Chief Financial Officer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Marathon Oil Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ John T. Mills
Chief Financial Officer

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

Alba PSC	Alba production sharing contract
Ashland	Ashland Inc.
bcf	billion cubic feet
bcfd	billion cubic feet per day
BOE	barrels of oil equivalent
BOEPD	barrels of oil equivalent per day
bpd	barrels per day
CAA.	Clean Air Act
Cabinet	Kentucky Natural Resources and Environmental Cabinet
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CLAM	CLAM Petroleum B.V.
CWA	Clean Water Act
DOE	Department of Energy
downstream	refining, marketing and transportation operations
E&P	exploration and production
EL	exploration license
EPA	U.S. Environmental Protection Agency
exploratory	wildcat and delineation, i.e., exploratory wells
FASB	Financial Accounting Standards Board
IEPA	Illinois EPA
IFO	Income from operations
IMV	Inventory Market Valuation
Kinder Morgan	Kinder Morgan Energy Partners, L.P.
LNG	liquefied natural gas
LOCAP	LOCAP LLC
LOOP	LOOP LLC
LPG	liquefied petroleum gas
MAP	Marathon Ashland Petroleum LLC
Marathon	Marathon Oil Corporation and its consolidated subsidiaries
mcf	thousand cubic feet
MKM	MKM Partners L.P.
mmcfd	million cubic feet per day
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NOV	Notice of Violation
NYMEX	New York Mercantile Exchange
OCI	Other comprehensive income
OERB	Other energy related businesses
OPA-90	Oil Pollution Act of 1990
ORPL	Ohio River Pipe Line LLC
OTC	over the counter
Pennaco	Pennaco Energy
Pilot	Pilot Corporation
PRB	Powder River Basin
PRP(s)	potentially responsible party (ies)
PTC	Pilot Travel Centers LLC
RCRA	Resource Conservation and Recovery Act
RM&T	refining, marketing and transportation
SAGE	Scottish Area Gas Evacuation
Sakhalin Energy	Sakhalin Energy Investment Company Ltd.
SSA	Speedway SuperAmerica LLC
Steel Stock	USX-U. S. Steel Group Common Stock
U.K.	United Kingdom
United States Steel	United States Steel Corporation
upstream	exploration and production operations
USTs	underground storage tanks
VIE	variable interest entity