Form 10-Q
period 2003-03-31
MARATHON OIL CORP
filed 2003-05-14
CIK 101778

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark One)
        [X]               QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2003

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

                             Tel. No. (713) 629-6600

================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

There were 309,869,722 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2003.
================================================================================

                            MARATHON OIL CORPORATION
                                    Form 10-Q
                          Quarter Ended March 31, 2003



                                INDEX                                                       Page
                              ---------                                                    -------
 PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Consolidated Statement of Income...........................................      3

             Consolidated Balance Sheet.................................................      4

             Consolidated Statement of Cash Flows.......................................      5

             Selected Notes to Consolidated Financial Statements........................      6

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations............................     13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................     24

    Item 4.  Controls and Procedures....................................................     28

               Supplemental Statistics..................................................     29


 PART II - OTHER INFORMATION


    Item 1.  Legal Proceedings..........................................................     32

    Item 2.  Changes in Securities......................................................     32

    Item 4.  Submission of Matters to a Vote of Security Holders........................     32

    Item 6.  Exhibits and Reports on Form 8-K...........................................     33


Part I - Financial Information

                            MARATHON OIL CORPORATION
                  Consolidated Statement of Income (Unaudited)

                                                                                    First Quarter Ended
                                                                                          March 31
(Dollars in millions, except per share)                                             2003           2002
----------------------------------------------------------------------------------------------------------
Revenues and other income:
   Sales and other operating revenues (including consumer excise taxes)            $  9,872      $  6,229
   Sales to related parties                                                             231           190
   Income from equity method investments                                                 48            24
   Net gains on disposal of assets                                                        2             8
   Gain on ownership change in Marathon Ashland Petroleum LLC                             4             2
   Other income                                                                          13            11
                                                                                    -------       -------
         Total revenues and other income                                             10,170         6,464
                                                                                    -------       -------

Costs and expenses:
   Cost of revenues (excludes items shown below)                                      7,912         4,738
   Purchases from related parties                                                        17            23
   Consumer excise taxes                                                              1,017           996
   Depreciation, depletion and amortization                                             309           302
   Selling, general and administrative expenses                                         207           187
   Other taxes                                                                           81            64
   Exploration expenses                                                                  54            57
   Inventory market valuation credit                                                      -           (71)
                                                                                    -------       -------
         Total costs and expenses                                                     9,597         6,296
                                                                                    -------       -------
Income from operations                                                                  573           168
Net interest and other financing costs                                                   65            64
Minority interest in income of Marathon Ashland Petroleum LLC                            30            11
                                                                                    -------       -------
Income before income taxes                                                              478            93
Provision for income taxes                                                              175            39
                                                                                    -------       -------
Income before cumulative effect of changes in accounting principles                     303            54
Cumulative effect of changes in accounting principles                                     4            13
                                                                                    -------       -------
Net income                                                                         $    307      $     67
----------------------------------------------------------------------------------------------------------



                          Income Per Share (Unaudited)

                                                                                    First Quarter Ended
                                                                                          March 31
                                                                                    2003           2002
----------------------------------------------------------------------------------------------------------
Basic and diluted:
   Income before cumulative effect of changes in accounting principles             $     .98     $    .18
   Net income                                                                      $     .99     $    .22
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
                     Consolidated Balance Sheet (Unaudited)

                                                                                     March 31      December 31
(Dollars in millions)                                                                   2003           2002
--------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                        $    565         $    488
  Receivables, less allowance for doubtful accounts of $5 and $6                      2,421            1,807
  Receivables from United States Steel                                                   13                9
  Receivables from related parties                                                       60               38
  Inventories                                                                         2,053            1,984
  Assets held for sale                                                                  114                -
  Other current assets                                                                  154              153
                                                                                    -------          -------
        Total current assets                                                          5,380            4,479

  Investments and long-term receivables, less allowance for
    doubtful accounts of $16 and $14                                                  1,670            1,634
  Receivables from United States Steel                                                  547              547
  Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $11,286 and $11,077                                10,389           10,390
  Prepaid pensions                                                                      199              201
  Goodwill                                                                              273              274
  Intangibles                                                                           117              119
  Other noncurrent assets                                                               162              168
                                                                                   --------         --------
        Total assets                                                               $ 18,737         $ 17,812
--------------------------------------------------------------------------------------------------------------
Liabilities
Current liabilities:
  Accounts payable                                                                 $  3,383         $  2,847
  Payable to United States Steel                                                         28               28
  Payable to related parties                                                             15               10
  Payroll and benefits payable                                                          168              198
  Accrued taxes                                                                         475              307
  Accrued interest                                                                       60              108
  Long-term debt due within one year                                                    435              161
                                                                                    -------          -------
        Total current liabilities                                                     4,564            3,659

Long-term debt                                                                        4,014            4,410
Deferred income taxes                                                                 1,424            1,445
Employee benefits obligations                                                           884              847
Asset retirement obligations                                                            340              223
Payable to United States Steel                                                            7                7
Deferred credits and other liabilities                                                  193              168

Minority interest in Marathon Ashland Petroleum LLC                                   1,992            1,971

Commitments and contingencies                                                             -                -

Stockholders' Equity
Common stock:
  Common Stock issued - 312,165,978 shares at March 31, 2003 and
   December 31, 2002 (par value $1 per share, authorized 550,000,000 shares)            312              312
  Common stock held in treasury - 2,305,397 shares at March 31, 2003 and
   2,292,986 shares at December 31, 2002                                                (60)             (60)
Additional paid-in capital                                                            3,032            3,032
Retained earnings                                                                     2,109            1,874
Accumulated other comprehensive loss                                                    (65)             (69)
Unearned compensation                                                                    (9)              (7)
                                                                                    -------          -------
      Total stockholders' equity                                                      5,319            5,082
                                                                                    -------          -------
      Total liabilities and stockholders' equity                                   $ 18,737         $ 17,812
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
                 Consolidated Statement of Cash Flow (Unaudited)

                                                                                        First Quarter Ended
                                                                                             March 31
 (Dollars in millions)                                                                2003             2002
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents

Operating activities:
Net income                                                                           $    307       $     67
Adjustments to reconcile to net cash provided from operating activities:
   Cumulative effect of changes in accounting principles                                   (4)           (13)
   Minority interest in income of Marathon Ashland Petroleum LLC                           30             11
   Depreciation, depletion and amortization                                               309            302
   Inventory market valuation credits                                                       -            (71)
   Exploratory dry well costs                                                              32             49
   Deferred income taxes                                                                  (32)           (22)
   Net gains on disposal of assets                                                         (2)            (8)
   Changes in:
         Current receivables                                                             (635)           (85)
         Receivable from United States Steel                                               (3)            (2)
         Inventories                                                                      (69)           (60)
         Current accounts payable and accrued expenses                                    633            177
   All other - net                                                                         40            (56)
                                                                                      -------        -------
         Net cash provided from operating activities                                      606            289
                                                                                      -------        -------

Investing activities:
Capital expenditures                                                                     (374)          (292)
Acquisitions                                                                                -         (1,005)
Disposal of assets                                                                          9             21
Receivable from United States Steel                                                         -             54
Restricted cash  - withdrawals                                                             41             25
                 - deposits                                                                (5)           (20)
Investments   - contributions                                                             (21)           (57)
              - loans and advances                                                        (13)             -
              - returns and repayments                                                     42              -
                                                                                      -------        -------
         Net cash used in investing activities                                           (321)        (1,274)
                                                                                      -------        -------

Financing activities:
Commercial paper and revolving credit arrangements - net                                 (100)           (53)
Other debt   - borrowings                                                                   -          1,000
             - repayments                                                                 (29)           (15)
Redemption of preferred stock of subsidiary                                                 -           (185)
Preferred stock repurchased                                                                 -           (109)
Dividends paid                                                                            (72)           (71)
Distributions to minority shareholder of Marathon Ashland Petroleum LLC                   (11)            (2)
                                                                                      -------        -------
         Net cash provided from (used in) financing activities                           (212)           565
                                                                                      -------        -------
Effect of exchange rate changes on cash                                                     4              -
                                                                                      -------        -------
Net increase (decrease) in cash and cash equivalents                                       77           (420)
Cash and cash equivalents at beginning of period                                          488            657
                                                                                      -------        -------
Cash and cash equivalents at end of period                                           $    565       $    237
--------------------------------------------------------------------------------------------------------------

Cash provided from (used in) operating activities included:
   Interest and other financial costs paid (net of amount capitalized)               $   (119)      $    (97)
   Income taxes refunded (paid)                                                           (48)            21
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                            MARATHON OIL CORPORATION
            Notes to Consolidated Financial Statements - (Unaudited)

--------------------------------------------------------------------------------
1.   Basis of Presentation

     These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2003 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Annual Report on Form 10-K of Marathon Oil Corporation ("Marathon").

--------------------------------------------------------------------------------
2.   New Accounting Standards

     Effective January 1, 2003, Marathon adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Previous accounting standards used the units-of-production method to match estimated future retirement costs with the revenues generated from the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis over the life of the field, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines.
         For Marathon, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. While assets such as refineries, crude oil and product pipelines, and marketing assets have retirement obligations covered by SFAS No. 143, certain of those obligations are not recognized since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.
         The transition adjustment related to adopting SFAS No. 143 on January 1, 2003, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting
     SFAS No. 143 was a net favorable effect of $4 million, net of tax of $4 million. At the time of adoption, total assets increased $120 million, and total liabilities increased $116 million. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the quarter were:

                                                                                                      Pro forma
      (In millions)                                                                           2003        2002*
---------------------------------------------------------------------------------------------------------------------
   Asset retirement obligations as of January 1                                              $  336     $  316
       Liabilities settled during the first quarter                                              (1)         -
       Accretion expense (included in depreciation, depletion and amortization)                   5          5
                                                                                             -------    ------
       Asset retirement obligations as of March 31                                           $  340     $  321
---------------------------------------------------------------------------------------------------------------------

     * Pro forma data as if SFAS No. 143 had been adopted on January 1, 2002. Income before cumulative effect of changes in accounting principles for the first quarter of 2002 would have been increased by $1 million and no impact on earnings per share.

         In the second quarter of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Effective January 1, 2003, Marathon adopted the provisions relating to the classification of the effects of early extinguishment of debt in the consolidated statement of income. There was no impact on the first quarter of 2003.
         Effective January 1, 2003, Marathon adopted Statement of Financial Accounting Standards No. 146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. There were no adjustments necessary upon the initial adoption of SFAS No. 146.
         Effective January 1, 2003, Marathon adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123, provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. Marathon will apply the fair value method to grants made, modified or settled on or after January 1, 2003. There were no stock grants in the first quarter 2003. Based upon this change, and assuming the number of stock options granted in 2003 approximates the number of those granted in 2002, the estimated impact on Marathon's 2003 net income will not be materially different than under previous accounting standards.
         The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                                           First Quarter
                                                                                          Ended March 31
      (In millions, except per share data)                                               2003         2002
--------------------------------------------------------------------------------------------------------------
     Net income
       As reported                                                                    $    307     $    67
       Add: Stock-based employee compensation expense included in
          reported net income, net of related tax effects                                    2           -
       Deduct: Total stock-based employee compensation expense determined
         under fair value method for all awards, net of related tax effects                 (2)         (1)
                                                                                        -------     -------
     Pro forma net income                                                             $    307     $    66
                                                                                        =======     =======
     Basic and diluted net income per share
       - As reported                                                                  $    .99     $   .22
       - Pro forma                                                                    $    .99     $   .21
--------------------------------------------------------------------------------------------------------------

         Effective January 1, 2003, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires the fair-value measurement and recognition of a liability for the issuance or modification of certain guarantees. There were no cumulative effect adjustments necessary upon the initial adoption of FIN 45. Enhanced disclosure requirements apply to both new and existing guarantees subject to FIN 45. See Note 10 for changes in outstanding guarantees.
         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity ("VIE"). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. The primary beneficiary is required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46, Marathon is not deemed to be a primary beneficiary under the new rules.
         Effective January 1, 2003, Marathon adopted Consensus No. 02-16 of the Emerging Issues Task Force of FASB "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which requires rebates from vendors to be recorded as reductions to cost of revenues. Restatement of prior year results is permitted but not required. Rebates from vendors of $40 million for the first quarter ended March 31, 2003 are recorded as a reduction to cost of revenues. Rebates from vendors of $44 million for the first quarter ended March 31, 2002 are recorded in sales and other operating revenues. There was no effect on net income related to the adoption of EITF 02-16.
         Since the issuance of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138, FASB has issued several interpretations. As a result, Marathon has recognized in income the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million.

--------------------------------------------------------------------------------
3.   Information about United States Steel

     The Separation - On December 31, 2001, in a tax-free distribution to holders of Marathon's USX--U. S. Steel Group class of common stock ("Steel Stock"), Marathon exchanged the common stock of its wholly owned subsidiary United States Steel Corporation ("United States Steel") for all outstanding shares of Steel Stock on a one-for-one basis (the "Separation").

     Amounts Receivable from or Payable to United States Steel Arising from the Separation - Marathon remains primarily obligated for certain financings for which United States Steel has assumed responsibility for repayment under the terms of the Separation. When United States Steel makes payments on the principal of these financings, both the receivable and the obligation will be reduced.

         Amounts receivable or payable to United States Steel were included in the balance sheet as follows:

                                                                                   March 31     December 31
     (In millions)                                                                   2003           2002
-----------------------------------------------------------------------------------------------------------
  Receivables:
    Current:
      Receivables related to debt and other obligations for which
        United States Steel has assumed responsibility for repayment                $   13       $     9
                                                                                    -------       -------
    Noncurrent:
      Receivables related to debt and other obligations for which
        United States Steel has assumed responsibility for repayment                $  547       $   547
                                                                                    -------       -------
  Payables:
    Current:
      Income tax settlement payable                                                 $   28       $    28
                                                                                    -------       -------
    Noncurrent:
      Reimbursements payable under nonqualified employee benefit plans              $    7       $     7
-----------------------------------------------------------------------------------------------------------

         Marathon remains primarily obligated for $124 million of operating lease obligations assumed by United States Steel, of which $71 million has been assumed by other third parties that had purchased plants and operations divested by United States Steel.
        See Note 10 for changes related to obligations of United States Steel guaranteed by Marathon.

--------------------------------------------------------------------------------
4.   Business Combinations

     During 2002, in two separate transactions, Marathon acquired interests in the Alba Field offshore Equatorial Guinea, West Africa, and certain other related assets.
        On January 3, 2002, Marathon acquired certain interests from CMS Energy Corporation for $1.005 billion. Marathon acquired three entities that own a combined 52.4% working interest in the Alba Production Sharing Contract and a net 43.2% interest in an onshore liquefied petroleum gas processing plant through an equity method investee. Additionally, Marathon acquired a 45.0% net interest in an onshore methanol production plant through an equity method investee. Results of operations for 2002 include the results of the interests acquired from CMS Energy from January 3, 2002.
        On June 20, 2002, Marathon acquired 100% of the outstanding stock of Globex Energy, Inc. ("Globex") for $155 million. Globex owned an additional 10.9% working interest in the Alba Production Sharing Contract and an additional net 9.0% interest in the onshore liquefied petroleum gas processing plant. Globex also held oil and gas interests offshore Australia. Results of operations include the results of the interests acquired from Globex from June 20, 2002.
        The CMS allocation of purchase price is final. The Globex allocation of purchase price is preliminary pending the finalization of certain preacquisition contingencies. The goodwill arising from the allocations was $177 million, which was assigned to the E&P segment. Significant factors that resulted in the recognition of goodwill include: the ability to acquire an established business with an assembled workforce and a proven track record and a strategic acquisition in a core geographic area.
        Additionally, the purchase price allocated to equity method investments is $224 million higher than the underlying net assets of the investees. This excess will be amortized over the expected useful life of the underlying assets except for $81 million of goodwill relating to equity method investments.
        The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisitions:


(In millions)
-------------------------------------------------------------------------------
   Receivables                                                        $     24
   Inventories                                                              10
   Investments and long-term receivables                                   463
   Property, plant and equipment                                           661
   Goodwill (none deductible for income tax purposes)                      177
   Other assets                                                              3
                                                                       -------
       Total assets acquired                                          $  1,338
                                                                       -------
   Current liabilities                                                $     32
   Deferred income taxes                                                   146
                                                                       -------
       Total liabilities assumed                                      $    178
                                                                       -------
   Net assets acquired                                                $  1,160
-------------------------------------------------------------------------------

         The pro forma effect on net income for the first quarter ended March 31, 2002, of the above acquisitions giving effect to them as if they had been consummated at the beginning of the period would have been an increase of $1 million, which is less than $.01 per share.

--------------------------------------------------------------------------------
5.   Computation of Income Per Share

     Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

                                                                                  First Quarter Ended March 31
                                                                              2003                      2002
 (Dollars in millions, except per share data)                           Basic        Diluted      Basic       Diluted
-------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of changes in accounting principles  $     303    $     303    $      54    $     54
 Cumulative effect of changes in accounting principles                        4            4           13          13
                                                                       --------    ---------    ---------    --------
 Net income                                                           $     307    $     307    $      67    $     67
                                                                      =========    =========    =========    ========
 Shares of common stock outstanding (thousands):
  Average number of common shares outstanding                           309,915      309,915      309,568     309,568
  Effect of dilutive securities - stock options                               -           46            -         268
                                                                      ---------    ---------    ---------    --------
  Average common shares including dilutive effect                       309,915      309,961      309,568     309,836
                                                                      =========    =========    =========    ========
 Per share:
  Income before cumulative effect of changes in accounting principles $     .98    $     .98    $     .18    $    .18
                                                                      =========    =========    =========    =========
  Cumulative effect of changes in accounting principles               $     .01    $     .01    $     .04    $    .04
                                                                      =========    =========    =========    =========
  Net income                                                          $     .99    $     .99    $     .22    $    .22
-------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
6.   Segment Information

     Marathon's operations consist of three operating segments: 1) Exploration and Production ("E&P") - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation ("RM&T") - refines, markets and transports crude oil and petroleum products, primarily in the Midwest, upper Great Plains and southeastern United States primarily through its 62% owned consolidated subsidiary, Marathon Ashland Petroleum LLC ("MAP"); and 3) Other Energy Related Businesses ("OERB") - markets and transports its own and third-party natural gas, crude oil and products manufactured from natural gas, such as liquefied natural gas and methanol, primarily in the United States, Europe, and West Africa.
         The following represents information by operating segment:

                                                                                                           Total
   (In millions)                                                         E&P        RM&T        OERB      Segments
----------------------------------------------------------------------------------------------------------------------
   First Quarter 2003
   Revenues:
     Customer                                                        $  1,084    $   7,980    $    808     $ 9,872
     Intersegment(a)                                                      179           47          33         259
     Related parties                                                        3          228           -         231
                                                                      -------     --------     -------      ------
       Total revenues                                                $  1,266    $   8,255    $    841     $10,362
                                                                      =======     ========     =======      =======

   Segment income                                                    $    535    $      67    $     11     $   613
   Income from equity method investments                                   19           13          16          48
   Depreciation, depletion and amortization(b)                            212           88           2         302
   Capital expenditures(c)                                                234          131           8         373
----------------------------------------------------------------------------------------------------------------------
   First Quarter 2002
   Revenues:
     Customer                                                        $    693    $   5,099    $    437     $ 6,229
     Intersegment (a)                                                     141           19          16         176
     Related parties                                                        2          188           -         190
                                                                      -------     --------     -------      -------
       Total revenues                                                $    836    $   5,306    $    453     $ 6,595
                                                                      =======     ========     =======      =======

   Segment income (loss)                                             $    167    $     (51)   $     23     $   139
   Income from equity method investments                                    9            8           7          24
   Depreciation, depletion and amortization(b)                            208           87           1         296
   Capital expenditures(c)                                                217           69           1         287
----------------------------------------------------------------------------------------------------------------------

   (a) Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
   (b) Differences between segment totals and Marathon totals represent amounts included in administrative expenses.
   (c) Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

       The following reconciles segment income to income from operations as reported in Marathon's consolidated financial statement of income:
                                                                 First Quarter
                                                                Ended March 31
   (In millions)                                              2003         2002
--------------------------------------------------------------------------------
  Segment income                                           $    613     $   139
  Items not allocated to segments:
    Administrative expenses                                     (44)        (44)
    Inventory market valuation adjustments                        -          71
    Gain on ownership change in MAP                               4           2
                                                             -------     -------
      Total income from operations                         $    573     $   168
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
7.   Comprehensive Income

     The following sets forth Marathon's comprehensive income for the periods shown:

                                                                                           First Quarter
                                                                                             Ended March 31
      (In millions)                                                                         2003         2002
-----------------------------------------------------------------------------------------------------------------
     Net income                                                                          $    307     $    67
     Other comprehensive income (loss), net of tax
       Foreign currency translation adjustments                                                 -          (1)
       Change in fair value of derivative instruments                                           4         (31)
                                                                                           -------     -------
     Total comprehensive income                                                          $    311     $    35
-----------------------------------------------------------------------------------------------------------------

         During the first quarter of 2003 and 2002, $2 million of losses and $4 million of gains, net of tax, were reclassified into net income as it was no longer probable the original forecasted transactions would occur.

--------------------------------------------------------------------------------
8.   Inventories

     Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined primarily under the last-in, first-out ("LIFO") method.

                                                                            March 31      December 31
   (In millions)                                                               2003           2002
---------------------------------------------------------------------------------------------------------
   Liquid hydrocarbons and natural gas                                        $  752       $   689
   Refined products and merchandise                                            1,194         1,186
   Supplies and sundry items                                                     107           109
                                                                              ------       -------
      Total (at cost)                                                         $2,053       $ 1,984
---------------------------------------------------------------------------------------------------------

         From time to time, Marathon must establish an inventory market valuation ("IMV") reserve to reduce the cost basis of its inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. First quarter 2002 results of operations include credits to income from operations of $71 million.

--------------------------------------------------------------------------------
9. Debt

     At March 31, 2003, Marathon had no borrowings against its $1.354 billion long-term revolving credit facility, no borrowings against its $574 million short-term revolving credit facility and no commercial paper outstanding under its U.S. commercial paper program that is backed by the long-term revolving credit facility. Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million. At March 31, 2003, there were no borrowings against these facilities.
         MAP has a $350 million short-term revolving credit facility that terminates in July 2003. There were no borrowings against this facility at March 31, 2003. This facility also provides for the issuance of letters of credit in aggregate amounts not to exceed $75 million. Letters of credit totaling $40 million were outstanding at March 31, 2003, which reduced the available credit under this facility to $310 million. Additionally, MAP has a $190 million revolving credit agreement with Ashland Inc. that terminates in March 2004. There were no borrowings against this facility at March 31, 2003.
         At March 31, 2003, in the event of a change in control of Marathon, debt obligations totaling $2.014 billion and operating lease obligations of $99 million may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase certain equipment at United States Steel's Fairfield Works for $98 million or provide a letter of credit to secure the remaining obligation.

--------------------------------------------------------------------------------
10.  Contingencies and Commitments

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

     Environmental matters -- Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2003 and December 31, 2002, accrued liabilities for remediation totaled $107 million and $84 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $83 million at March 31, 2003, and $72 million at December 31, 2002.

     Guarantees -- The following table reflects changes in outstanding guarantees since December 31, 2002:

    (In millions)                                                     Term
------------------------------------------------------------------------------------------------------------------------
   Total maximum potential undiscounted payments
     as of December 31, 2002                                                                           $ 521
   Indebtedness of equity investees:
     LOCAP LLC commercial paper(a)                        Perpetual-Loan Balance Varies                   (1)
   Other:
     United States Steel/PRO-TEC Coating Company (b)                2003-2008                             (3)
     Centennial Pipeline LLC catastrophic event(c)                 Indefinite                             17
     Pilot Travel Centers LLC surety bonds(d)                          (d)                                 5
     Alliance Pipeline L. P.(e)                                     2003-2015                             (2)
     Mobile transportation equipment leases(f)                      2003-2008                             (1)
                                                                                                       ------
           Total maximum potential undiscounted payments
               as of March 31, 2003(g)                                                                 $  536
------------------------------------------------------------------------------------------------------------------------

(a) Marathon holds interests in several pipelines and a storage facility that have secured various project financings with throughput and deficiency ("T&D") agreements. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges.
(b) Marathon has guaranteed United States Steel's contingent obligation to repay certain distributions from its 50% owned joint venture, PRO-TEC Coating Company ("PRO-TEC"). Should PRO-TEC default under its agreements and should United States Steel be unable to perform under its guarantee, Marathon is required to perform on behalf of United States Steel.
(c) The agreement between Centennial Pipeline LLC ("Centennial") and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. Each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $50 million.
(d) Marathon has engaged in a general agreement of indemnity with a surety bond provider for the execution of all surety bonds and has executed certain of these bonds on behalf of Pilot Travel Centers LLC ("PTC"). In the event of a demand on a bond by an obligee, Marathon is required to repay the surety bond provider. The bonds issued have been placed mainly for tax liability, licenses for liquor and lottery, workers' compensation self-insurance, utility services, and for underground storage tank financial responsibility. Most surety bonds carry a one-year term, renewable annually, though a few bonds are for longer than a year. Should Marathon have to pay any amounts under the surety bonds, the PTC LLC agreement provides that all partners will make Marathon whole for their proportionate share of any amounts paid.
(e) Marathon is a party to a long-term transportation services agreement with Alliance Pipeline L. P. The agreement requires Marathon to pay minimum annual charges of approximately $5 million through 2015.
(f) MAP has entered into various operating leases of trucks and trailers to be used primarily for the transporting of refined products. These leases contain terminal rental adjustment clauses which require MAP to indemnify the lessor to the extent that the sales proceeds at the end of the lease fall short of the specified maximum percent of original value.
(g) Of the total $536 million, $294 million represents guarantees made by MAP.

         Due to FIN 45's measurement provisions required for guarantees issued or modified subsequent to December 31, 2002, MAP recorded $4 million in the first quarter of 2003, representing the fair value of the modified Centennial Pipeline catastrophic event guarantee. No other amounts related to guarantees are recorded in the financial statements.

     Contract commitments -- At March 31, 2003, Marathon's contract commitments to acquire property, plant and equipment and long-term investments totaled $508 million.

     Commitments to extend credit - In the first quarter of 2003, Marathon increased its commitment to provide funding to Syntroleum Corporation from $19 million to $21 million. As of March 31, 2003, Marathon had advanced Syntroleum $13 million under this commitment.

--------------------------------------------------------------------------------
11.  Accounting Standards Not Yet Adopted

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" on April 30, 2003. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. At this time, Marathon cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Marathon Oil Corporation ("Marathon") is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary, Marathon Ashland Petroleum LLC; and other energy related businesses. Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The discussion of the Consolidated Statement of Income should be read in conjunction with the Supplemental Statistics provided on page 29.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting Marathon. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of Marathon, see the information preceding Part I in Marathon's 2002 Form 10-K and subsequent filings.

     Unless specifically noted, amounts for MAP do not reflect any reduction for the 38 percent interest held by Ashland Inc. ("Ashland").

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

     Certain accounting estimates are considered to be critical 1) if such estimates require assumptions about matters that are dependent on events remote in time that may or may not occur, are not capable of being readily calculated from generally accepted methodologies, or cannot be derived with some degree of precision from available data and 2) if different estimates that reasonably could have been used or changes in the estimate that are reasonably likely to occur would have had a material impact on the presentation of financial condition, changes in financial condition or results of operations. In addition to the critical accounting estimates discussed in Marathon's 2002 Form 10-K, the accounting for the expected future costs to retire long-lived assets changed on January 1, 2003, with the adoption of SFAS No. 143.

Asset Retirement Obligations

     SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For Marathon, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Asset retirement obligations include costs to dismantle and relocate or dispose of production platforms, gathering systems, wells and related structures and restoration costs of land and seabed. Estimates of these costs are developed for each property based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering professionals. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates, the credit-adjusted risk-free interest rate, changing technology and the political and regulatory environment.

     Marathon's estimation of retirement costs and retirement dates is primarily performed by in-house engineers in consultation with in-house legal and environmental experts. Due to the inherent uncertainties in retirement costs and retirement dates, these estimates are subject to potential substantial changes, either positively or negatively, as additional information becomes available and as contractual, legal, environmental, economic and technological conditions change.

     While assets such as refineries, crude oil and product pipelines and marketing assets have retirement obligations covered by SFAS No. 143, certain of those obligations are not recognized since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

     Marathon's estimates of the ultimate retirement costs are based on estimates in current dollars, inflated to the estimated date of retirement by an annual inflation factor. Sensitivity analysis of the incremental effects of a hypothetical 1% increase in the inflation rate would have resulted in an approximately $30 million increase in the fair value of the asset retirement obligations at January 1, 2003, and an approximately $5 million decrease in 2003 income from operations.

Results of Operations

     Revenues for the first quarter of 2003 and 2002 are summarized in the following table:

                                                                                          First Quarter Ended
                                                                                              March 31
(In millions)                                                                           2003              2002
-----------------------------------------------------------------------------------------------------------------
E&P                                                                                   $ 1,266          $    836
RM&T                                                                                    8,255             5,306
OERB                                                                                      841               453
                                                                                      -------           -------
     Segment revenues                                                                  10,362             6,595
Elimination of intersegment revenues                                                     (259)             (176)
                                                                                      -------           -------
     Total revenues                                                                   $10,103          $  6,419
                                                                                      =======          ========

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise                           $ 1,017          $    996
                                                                                       -------          -------
Matching crude oil, gas and refined product buy/sell transactions settled in cash:
     E&P                                                                                   54                72
     RM&T                                                                               1,651               833
                                                                                      -------           -------
         Total buy/sell transactions                                                  $ 1,705          $    905
-----------------------------------------------------------------------------------------------------------------

     E&P segment revenues increased by $430 million in the first quarter of 2003 from the comparable prior-year period. The increase was primarily due to higher worldwide natural gas and liquid hydrocarbon prices, partially offset by derivative losses of $53 million and lower domestic liquid hydrocarbon volumes.

     RM&T segment revenues increased by $2.949 billion in the first quarter of 2003 from the comparable prior-year period. The increase primarily reflected higher refined product prices.

     OERB segment revenues increased by $388 million in the first quarter of 2003 from the comparable prior-year period. This increase in the first quarter primarily reflected higher natural gas and liquid hydrocarbons prices.

     Cost of revenues for the first quarter of 2003 increased by $3.174 billion from the comparable prior-year period. The increase in the RM&T segment primarily reflected higher acquisition costs for crude oil, refined products, refinery charge and blend feedstocks and natural gas. The increase in the OERB segment was primarily a result of higher natural gas and liquid hydrocarbon costs.

     Selling, general and administrative expenses for the first quarter of 2003 increased by $20 million primarily as a result of increased employee benefits costs. Increased pension expense resulted from changes in actuarial assumptions and a decrease in realized returns on plan assets. Also Marathon changed assumptions in the health care cost trend rate from 7.5% to 10% resulting in higher retiree health care costs.

     Inventory market valuation reserve is established to reduce the cost basis of inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. First quarter 2002 results of operations include credits to income from operations of $71 million.

     Net interest and other financing costs for the first quarter of 2003 were relatively flat compared to the same period last year. The increased costs attributable to higher levels of fixed rate debt in 2003 were offset primarily by increased net receipts from interest rate swaps.

     Minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased $19 million in the first quarter of 2003 from the comparable 2002 period, due to higher MAP income as discussed below for the RM&T segment.

      Provision for income taxes in the first quarter of 2003 increased by $136 million from the comparable 2002 period primarily due to a $385 million increase in income before income taxes in 2003 compared to 2002. The effective tax rate for the first quarter of 2003 was 36.6% compared to 41.9% for the comparable period in 2002. The decrease in the rate primarily related to effects of foreign operations as a result of a change in assumptions regarding the permanent reinvestment of the undistributed income of foreign subsidiaries and an unfavorable prior-year adjustment included in the first quarter 2002 provision.

     Cumulative effect of changes in accounting principles of $4 million, net of a tax provision of $4 million in the first quarter of 2003 represents the adoption of SFAS No. 143 in which Marathon recognized in income the cumulative effect of recording the fair value of asset retirement obligations. The $13 million gain, net of a tax provision of $7 million, in the first quarter of 2002 represents the adoption of certain interpretations of SFAS No. 133 in which Marathon recognized in income the effect of changes in the fair value of two long-term natural gas contracts in the United Kingdom. For further discussion, see Note 2 to the Consolidated Financial Statements.

     Net income for the first quarter increased by $240 million in 2003 from 2002, primarily reflecting the factors discussed above.

Results of Operations by Segments

     Income from operations for the first quarter of 2003 and 2002 is summarized in the following table:

                                                                   First Quarter Ended
                                                                         March 31
(In millions)                                                    2003              2002
------------------------------------------------------------------------------------------
E&P
  Domestic                                                  $   355          $     89
  International                                                 180                78
                                                            -------           --------
      E&P segment income                                        535               167
RM&T                                                             67               (51)
OERB                                                             11                23
                                                            -------           --------
     Segment income                                             613               139
Items not allocated to segments
     Administrative expenses                                    (44)              (44)
     IMV reserve adjustment(a)                                    -                71
     Gain on ownership change in MAP                              4                 2
                                                             -------          --------
         Total income from operations                       $   573               168
------------------------------------------------------------------------------------------

(a) The IMV reserve reflects the extent to which the recorded LIFO cost basis of inventories of liquid hydrocarbons and refined petroleum products exceeds net realizable value.

     Domestic E&P income in the first quarter of 2003 increased by $266 million from last year's first quarter. The increase was primarily due to higher natural gas and liquid hydrocarbon prices, partially offset by derivative losses in the quarter of $46 million and lower liquid hydrocarbon sales volumes.

     Marathon's domestic average realized liquid hydrocarbons price excluding derivative activity was $30.28 per barrel ("bbl") compared with $18.12 per bbl in the comparable prior period. The average gas price of $5.38 per thousand cubic feet ("mcf") excluding derivative activity compared with $2.35 per mcf in the corresponding 2002 period.

     Domestic net liquid hydrocarbons production decreased 10 percent to 118 thousand barrels per day ("mbpd"), as a result of lower production in the Gulf of Mexico. Net natural gas production averaged 778 million cubic feet per day ("mmcfd"), down 1 percent from the 2002 comparable period.

     International E&P income in the first quarter of 2003 increased by $102 million from last year's first quarter. The increase is primarily a result of higher liquid hydrocarbon and natural gas prices partially offset by derivative activity.

     Marathon's international average realized liquid hydrocarbons price excluding derivative activity was $30.63 per bbl compared with $20.48 per bbl in the comparable prior period. The average gas price of $3.45 per mcf excluding derivative activity compared with $2.62 per mcf in the corresponding 2002 period.

     International net liquid hydrocarbons production remained relatively flat. Net natural gas production averaged 559 mmcfd, up 7 percent from the 2002 comparable period as a result of additional allocated capacity on the SAGE system, which allowed Marathon to take advantage of higher winter prices and increased production in Equatorial Guinea.

     RM&T segment income in the first quarter of 2003 increased by $118 million from last year's first quarter. The increase primarily reflects a higher refining and wholesale marketing margin due to improved crack spreads and sweet/sour crude differentials. These improvements were partially offset by lower production at MAP's refineries resulting from planned and unplanned maintenance, which was completed in the first quarter of 2003. The significant amount of planned maintenance activity at the Garyville and Texas City refineries, as well as some unplanned maintenance at other refineries lowered total refinery inputs approximately 100,000 barrels a day, or about 10%. The reduction in throughputs during the first quarter 2003 resulted in a significant reduction in the amount of manufactured refined products available to sell in the quarter compared to the first quarter 2002. In addition, the improved sweet/sour crude differentials were largely offset by derivative losses resulting from the steep backwardation in the crude oil markets, a situation that occurs when market prices are expected to be lower in future months than today.

Manufacturing costs were up substantially due to higher maintenance and natural gas costs. Derivative losses were $81 million in the first quarter of 2003 as compared to $31 million in the same period of 2002. These derivative losses were generally incurred to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of inventories, to protect margins on fixed-price sales of refined products and to lock-in the price spread between refined products and crude oil.

     OERB segment income in the first quarter of 2003 decreased by $12 million from last year's first quarter. The decrease was primarily the result of marked-to-market valuation changes in derivatives used to support the natural gas purchase and resale activity and other derivative losses. This decrease was partially offset by increased income from Marathon's equity investment in the Equatorial Guinea methanol plant.

Dividends to Stockholders

     On April 30, 2003, the Marathon Board of Directors (the "Board") declared dividends of 23 cents per share, payable June 10, 2003, to stockholders of record at the close of business on May 21, 2003.

Cash Flows

     Net cash provided from operating activities was $606 million in the first quarter of 2003, compared with $289 million in the first quarter of 2002. The $317 million increase mainly reflects the higher worldwide natural gas and liquid hydrocarbons prices and a higher refining and wholesale marketing margin.

     Capital expenditures in the first quarter of 2003 totaled $374 million compared with $292 million excluding the acquisitions of Equatorial Guinea interests in the first quarter of 2002. The $82 million increase mainly reflected increased spending in the RM&T segment at the Catlettsburg, Garyville and Texas City refineries. For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 29.

     Acquisitions included cash payments of $1.005 billion in the first quarter of 2002 for the first of two acquisitions of Equatorial Guinea interests in 2002. For further discussion of acquisitions, see Note 4 to the Consolidated Financial Statements.

     Cash from disposal of assets was $9 million in the first quarter of 2003, compared with $21 million in the first quarter of 2002. In 2003 and 2002, proceeds were primarily from the disposition of certain Speedway SuperAmerica LLC ("SSA") stores.

     Net cash used in financing activities was $212 million in the first quarter of 2003, compared with net cash provided of $565 million in the first quarter 2002. The decrease was due to activity in 2002 primarily associated with financing the first of two acquisitions of Equatorial Guinea interests of $1.005 billion. This was partially offset by the $294 million repayment of preferred securities in the first quarter of 2002 that became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $109 million to retire the 6.50% Cumulative Convertible Preferred Stock. Additionally, distributions to the minority shareholder of MAP were $11 million in the first quarter of 2003, compared to $2 million in the comparable 2002 period.

Derivative Instruments

     See "Quantitative and Qualitative Disclosures About Market Risk" for discussion of derivative instruments and associated market risk.

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

     Marathon's senior unsecured debt is currently rated investment grade by Standard and Poor's Corporation, Moody's Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively.
     Marathon has a committed $1.354 billion long-term revolving credit facility that terminates in November 2005 and a committed $574 million 364-day revolving credit facility that terminates in November 2003. At March 31, 2003, there were no borrowings against these facilities. Marathon has a commercial paper program that is backed by the long-term revolving credit facility. No commercial paper was outstanding at March 31, 2003. Additionally, at March 31, 2003, Marathon had other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn.

     MAP currently has a committed $350 million short-term revolving credit facility which expires in July 2003. There were no borrowings against this facility at March 31, 2003. This facility also provides for the issuance of letters of credit in aggregate amounts not to exceed $75 million. Letters of credit totaling $40 million were outstanding at March 31, 2003, which reduced the available credit under this facility to $310 million. Additionally, MAP has a $190 million revolving credit agreement with Ashland that expires in March 2004. As of March 31, 2003, MAP did not have any borrowings against this facility.

     In 2002, Marathon filed a new universal shelf registration statement with the Securities and Exchange Commission registering $2.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities. As of March 31, 2003, no securities had been offered under this shelf registration statement.

     Marathon's cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 42 percent at March 31, 2003, compared to 45 percent at year-end 2002. This includes approximately $551 million of debt that is serviced by United States Steel Corporation ("United States Steel"). The company continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

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

Contractual Cash Obligations

     Subsequent to December 31, 2002, there have been no significant changes to Marathon's obligations to make future payments under existing contracts. The portion of Marathon's obligations to make future payments under existing contracts that have been assumed by United States Steel has not changed significantly subsequent to December 31, 2002.

Off-Balance Sheet Arrangements

     Off-balance sheet arrangements comprise those arrangements that may potentially impact Marathon's liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under generally accepted accounting principles. For Marathon, off-balance sheet arrangements primarily include certain guarantee contracts disclosable under FASB Interpretation No. 45 and an operating lease of two tankers that transport liquefied natural gas ("LNG"). Under that lease, Marathon is deemed to have a variable interest in the leased assets, as that term is defined by FASB Interpretation No. 46.

     Although off-balance sheet arrangements serve a variety of Marathon's business purposes, Marathon is not dependent on these arrangements to maintain its liquidity and capital resources; nor is management aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.

     There have been no significant changes to Marathon's off-balance sheet arrangements subsequent to December 31, 2002. Changes in guarantees since December 31, 2002 are described in Note 10 to the Consolidated Financial Statements on page 11.

Nonrecourse Indebtedness of Investees

     Certain equity investees of Marathon have incurred indebtedness that Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $391 million as of March 31, 2003. Of this amount, $226 million relates to PTC. In the event of default by any of these equity investees, Marathon has no obligation to support the debt.

Obligations Associated with the Separation of United States Steel

     On December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel to holders of its USX--U. S. Steel Group class of common stock ("Steel Stock") in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the "Separation").

     Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. United States Steel's obligations to Marathon are general unsecured obligations that rank equal to United States Steel's accounts payable and other general unsecured obligations. In the event of United States Steel's failure to satisfy these obligations, Marathon would become responsible for repayment. As of March 31, 2003, Marathon has identified the following obligations totaling $699 million that have been assumed by United States Steel:

  o $470 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $7 million at March 31, 2003.
  o $81 million of sale-leaseback financing under a lease for equipment at United States Steel's Fairfield Works, with a term extending to 2012, subject to extensions. Accrued interest payable on this financing was $2 million at March 31, 2003.
  o $124 million of operating lease obligations, of which $71 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.
  o A guarantee of United States Steel's $15 million contingent obligation to repay certain distributions from its 50 percent owned joint venture PRO-TEC Coating Company.
  o A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel has reported that it currently has no unpaid outstanding obligations to the limited partners.

     Of the total $699 million, obligations of $560 million and corresponding receivables from United States Steel were recorded on Marathon's consolidated balance sheet (current portion - $13 million; long-term portion - $547 million). The remaining $139 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

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

     United States Steel reported in its most recent periodic filing with the Securities and Exchange Commission, which was its Form 10-Q for the period ended March 31, 2003 filed May 13, 2003, that it has significant restrictions related to its indebtedness, including cross-default and cross-acceleration clauses on selected debt that could have an adverse effect on its financial position and liquidity. That report states: "U.S. Steel management believes that U.S. Steel's liquidity will be adequate to satisfy its obligations for the foreseeable future.... If there is a prolonged delay in the recovery of the manufacturing sector of the U. S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sale of non-strategic assets and other cash conservation measures."

     On May 6, 2003, United States Steel filed with the Securities and Exchange Commission a preliminary prospectus to offer $350 million in senior notes. That document contains, among other things, a discussion of the risk factors inherent with being a creditor of United States Steel and a pro forma presentation of its financial statements giving effect to its proposed acquisition of substantially all of the assets of the bankrupt National Steel Corporation.

     On May 7, 2003, United States Steel filed a Form 8-K with the Securities and Exchange Commission reporting that it was informed of downgrades to its senior unsecured debt ratings on May 6, 2003, by Fitch Ratings and Moody's Investor's Service and on May 7, 2003, by Standard & Poor's Ratings Services. The ratings were reported as follows:

  Rating Agency                          Current Rating         Previous Rating
--------------------------------------------------------------------------------
  Fitch Ratings                                 BB-                    BB
  Moody's Investors Service                     B1                     Ba3
  Standard & Poor's Ratings Services            BB-                    BB

Environmental Matters

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

     Marathon has been notified that it is a potentially responsible party ("PRP") at 11 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 2003. In addition, there are 5 sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon's share thereof, is frequently dependent upon the outcome of investigations and remedial studies.

     There are also 78 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 10 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

     Marathon's environmental capital expenditures are expected to be approximately $173 million in 2003. Predictions beyond 2003 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, Marathon anticipates that environmental capital expenditures will be approximately $300 million in 2004; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

     New Tier II gasoline rules, which were finalized in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels for gasoline and diesel. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million, which includes costs that could be incurred as part of other refinery upgrade projects, between 2002 and 2006. This is a forward-looking statement. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, further refinement of preliminary engineering studies and project scopes, and unforeseen hazards.

     In March 2002, MAP met with the Illinois Environmental Protection Agency ("IEPA") concerning MAP's self-reporting of possible emission exceedences and permitting issues related to some storage tanks at MAP's Robinson, Illinois facility. In April 2002, MAP submitted to the IEPA a comprehensive settlement proposal that was rejected. MAP had subsequent discussions with the IEPA and the Illinois Attorney General's office in 2002 and anticipates additional discussions during 2003.

     During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act ("CAA") and other violations with the U. S. Environmental Protection Agency covering all of MAP's refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP's refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects is approximately $360 million over the eight-year period, with about $130 million incurred through March 31, 2003. The impact of the settlement on ongoing operating expenses is expected to be immaterial. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

Other Contingencies

     Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to Marathon. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

Outlook

Exploration and Production

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

     Marathon continues to estimate its 2003 production will average 390,000 to 395,000 barrels of oil equivalent per day ("BOEPD"), excluding the effect of any acquisitions or dispositions.

     On May 13, 2003 Marathon Oil Corporation announced that it has completed the acquisition of Khanty Mansiysk Oil Corporation ("KMOC") for an aggregate purchase price of approximately $280 million, consisting of cash payments of approximately $250 million and the assumption of certain outstanding debt obligations of approximately $30 million. KMOC currently produces approximately 14,500 barrels of oil per day in the Khanty Mansiysk region of western Siberia in the Russian Federation.

     On May 14, 2003, Marathon announced that it had entered into a purchase and sale agreement with Burlington Resources, Inc. for the sale of Marathon's 50-percent interest in CLAM Petroleum B.V. ("CLAM") for approximately $100 million. The transaction is expected to close in the second quarter of 2003.

     On April 30, 2003, the Bureau of Land Management ("BLM"), an agency within the U.S. Department of the Interior, issued its final Record of Decision ("ROD") for the Environmental Impact Statements for both Montana and Wyoming. The ROD is the BLM's determination that a planning update for oil and gas (including coal bed natural gas) for the Powder River Basin is complete. The process lasted for over two years and involved the public, Tribes and numerous cooperators at the federal, state and local levels. Marathon's 2003 drilling program was not contingent on issuance of the ROD but the access to federal lands resulting from approval will enhance the program. Marathon plans to drill between 400 to 500 coal bed natural gas wells in the Powder River Basin in 2003, all of which are permitted.

     On April 15, 2003, Marathon announced the success of the first well of its 2003 Norwegian continental shelf exploration program on the Kneler prospect. Located approximately 140 miles from Stavanger, Norway in 390 feet of water, the Kneler exploration well encountered high quality crude oil in a gross oil column of 155 feet with 115 net feet of pay. The next exploration well is now drilling nearby on the Boa prospect in the Marathon-operated production license 088BS, with up to two additional wells in the area to follow this year. Marathon has a 65-percent working interest in both the Boa and Kneler wells. Marathon also plans to participate in two development wells in the Byggve and Skirne fields.

     In 2002, Marathon secured government approval of the phase 2B liquefied petroleum gas (LPG) expansion project for the Alba field offshore Equatorial Guinea, complementing the phase 2A offshore and condensate expansion project. Upon completion of phase 2A (fourth quarter 2003) and phase 2B (fourth quarter
2004), gross production is expected to increase from 40,000 (22,000 net) BOEPD to approximately 90,000 (50,000 net) BOEPD. This new total volume will consist of 54,000 (30,000 net) bpd of condensate, 16,000 (9,000 net) bpd of LPG and 120 (68 net) mmcfd of natural gas. Additionally, Marathon plans to drill three or four exploration wells in 2003.

     Other major upstream activities, which are currently underway or under evaluation, include:

  o Braemar, in the U.K. North Sea, where a subsea development well will be tied back to the East Brae platform;
  o Ireland, where the Greensand subsea well is being drilled and will be tied back to the Kinsale Head facilities;
  o Foinaven, in the Atlantic Margin offshore the U.K., where Marathon plans to drill three or four developmental wells, all of which are permitted;
  o Angola, where Marathon participated in the drilling of the 2002 Plutao discovery on Block 31 and the drilling and testing of a well on the nearby Saturno prospect in 2003. One additional exploration well is also planned on Block 31 during 2003. On Block 32, Marathon has participated in the drilling and testing of the Gindungo prospect. One additional exploration well is also planned on Block 32 during 2003. Results of the Saturno and Gindungo wells will be announced upon the receipt of necessary approvals;
  o   Alaska, where Marathon had a natural gas discovery on the Ninilchik
      Unit on the Kenai Peninsula with additional drilling planned in 2003;
  o Eastern Canada, where Marathon drilled the Annapolis G-24 gas discovery well during 2002 and expects to drill two additional exploration wells during 2004-2005; and
  o Gulf of Mexico, where Marathon plans to participate in one additional deepwater well in 2003.

     On April 30, 2003, an Irish planning authority refused permission for a proposed onshore terminal to bring ashore gas from the Corrib field. Marathon and its partners are performing a full review of the Corrib project and are evaluating various other alternatives before making any decisions on its future.

     The above discussion includes forward-looking statements with respect to the timing and levels of Marathon's worldwide liquid hydrocarbon and natural gas production, the exploration drilling program, additional resources and the anticipated closing date for the sale of Marathon's interest in CLAM. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production and the exploration drilling program include acts of war or terrorist acts and the governmental or military response, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, unforeseen hazards such as weather conditions and other geological, operating and economic considerations. The forward-looking information related to reserve additions is based on certain assumptions, including, among others, presently known physical data concerning size and character of reservoirs, economic recoverability, technology development, future drilling success, production experience, industry economic conditions, levels of cash flow from operations and operating conditions. The sale of CLAM is subject to the satisfaction of customary closing conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Refining, Marketing and Transportation

     Marathon's RM&T segment income is largely dependent upon the refining and wholesale marketing margin for refined products, the retail gross margin for gasoline and distillates, and the gross margin on retail merchandise sales. The refining and wholesale marketing margin reflects the difference between the wholesale selling prices of refined products and the cost of raw materials refined, purchased product costs and manufacturing expenses. Refining and wholesale marketing margins have been historically volatile and vary from the impact of competition and with the level of economic activity in the various marketing areas, the regulatory climate, the seasonal pattern of certain product sales, crude oil costs, manufacturing costs, the available supply of crude oil and refined products, and logistical constraints. The retail gross margin for gasoline and distillates reflects the difference between the retail selling prices of these products and their wholesale cost, including secondary transportation. Retail gasoline and distillate margins have also been historically volatile, but tend to be countercyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations that impact driving conditions. The gross margin on retail merchandise sales tends to be less volatile than the retail gasoline and distillate margin. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items and the level of economic activity in the marketing area.

     At its Catlettsburg, Kentucky refinery, MAP has initiated a multi-year $350 million integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units that, in addition to improving profitability, will reduce the refinery's total gasoline pool sulfur below 30 ppm, thereby eliminating the need for additional low sulfur gasoline compliance investments at the refinery based on current regulations. The project is expected to be completed in late 2003.

     A MAP subsidiary, Ohio River Pipe Line LLC ("ORPL"), is building a pipeline from Kenova, West Virginia to Columbus, Ohio. The pipeline will be an interstate common carrier pipeline. The pipeline will be known as Cardinal Products Pipeline and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. Startup of the pipeline is expected in mid-year 2003.

     On February 7, 2003, MAP, through SSA, announced the signing of a definitive agreement to sell all 193 of its convenience stores located in Florida, South Carolina, North Carolina and Georgia for $140 million plus store inventory to Sunoco, Inc. The transaction has received Federal Trade Commission clearance and is anticipated to close in the second quarter of 2003, subject to any customary closing conditions.

     The above discussion includes forward-looking statements with respect to the Catlettsburg refinery, the Cardinal Products Pipeline system and the disposition of SSA stores. Some factors that could potentially cause the actual results from the Catlettsburg investment program to differ materially from current expectations include the price of petroleum products, levels of cash flows from operations, unforeseen hazards such as weather conditions, the completion of construction and regulatory approval constraints. Factors that could impact the Cardinal Products Pipeline include completion of construction and unforeseen hazards such as weather conditions. Some factors that could affect the SSA stores sale include satisfaction of customary closing conditions. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Other Energy Related Businesses

     Marathon has awarded a front-end engineering and design ("FEED") contract for the proposed phase 3 LNG project in Equatorial Guinea. Phase 3 would involve the construction of a LNG liquefaction plant and related facilities to further commercialize the gas resources in Alba field. This project would be complemented by the long-term LNG delivery rights at Elba Island, Georgia.

     On May 13, 2003, Marathon announced that it had signed a letter of understanding with a subsidiary of BG Group plc ("BGML') under which BGML would purchase 3.4 million metric tons of LNG annually for a period of 17 years from the proposed phase 3 LNG project facility. Shipments would begin in 2007, the proposed startup date for the LNG facility. A definitive agreement is expected to be concluded by the end of 2003.

     Marathon has proposed plans and awarded a FEED contract for a major LNG regasification and power generation complex near Tijuana in the Mexican state of Baja California to be called the Tijuana Regional Energy Center. The proposed project is an integrated complex planned to consist of a 750 mmcf per day LNG offloading terminal and regasification plant, a 1,200-megawatt power generation plant, a 20-million gallon per day water desalination plant, wastewater treatment facilities and natural gas pipeline infrastructure. Construction of the facilities should begin in late 2003 or early 2004 with expected startup in 2006. On May 8, 2003, Marathon announced that Mexico's Comision Reguladora de Energia (Energy Regulatory Commission) awarded a gas-storage permit for the construction and operation of the LNG storage facility. This gas-storage permit gives Marathon and its partners the necessary federal approval to offload LNG, and to regasify LNG at the proposed complex to supply clean-burning natural gas to regional markets.

     The above discussion includes forward-looking statements with respect to the planned construction of LNG regasification, power generation, and related facilities, anticipated levels of gas production, the timing of the expected conclusion of a definitive agreement for the purchase of LNG, and the anticipated commencement date for shipping LNG. Some factors that could affect the planned construction of the LNG regasification, power generation, and related facilities include, but are not limited to, unforeseen difficulty in the negotiation of definitive agreements among project participants, identification of additional participants, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects, environmental and permitting issues and unforeseen hazards such as weather conditions. The LNG projects could further be impacted by the availability or construction of sufficient LNG vessels. Some factors that could affect gas production include acts of war or terrorist acts and the governmental or military response thereto, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, timing of commencing production from new wells, drilling rig availability, unforeseen hazards such as weather conditions, and other geological, operating and economic considerations. Factors that could affect the expected conclusion of a definitive agreement for the purchase of LNG by BGML and the anticipated commencement date for shipping LNG include the successful negotiation and execution of a definitive purchase and sale agreement, board approval of the transaction, approval of the LNG project by the Government of Equatorial Guinea, unforeseen difficulty in negotiation of definitive agreements among project participants, identification of additional participants, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient financing, unanticipated changes in market demand or supply, competition with similar projects, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Corporate Matters

     As part of Marathon's commitment to maintain financial discipline and high-grade its asset portfolio, the company announced an asset rationalization program in February 2003 to divest certain upstream and downstream assets determined to be non-core to Marathon's strategy. The agreement to sell 193 SSA retail outlets in the southeastern United States and the agreement to sell Marathon's interest in CLAM are part of this program.

     Marathon currently estimates that asset sales in 2003 are likely to exceed $700 million, significantly higher than the original estimate of $400 million. Proceeds will be used to strengthen the balance sheet and to invest in business opportunities consistent with Marathon's strategy to create superior long-term value growth.

     On April 30, 2003, the shareholders of Marathon approved the 2003 Incentive Compensation Plan (the "Plan"). The Plan is intended to provide Marathon the ability to grant annual incentive compensation as well as long-term incentive compensation to its employees. The types of awards that will be used for officers under the Plan are primarily performance-based cash and stock awards and stock options. It is the intent of the Board that long-term performance awards will be tied to total stockholder return over a three-year period relative to industry peers and short-term performance awards will be tied to annual financial and operating measures. The Plan also allows Marathon to provide equity compensation to its non-employee directors. The Board intends to use its discretion under the Plan to continue requiring non-employee directors to defer 50 percent of their annual retainers in the form of stock units and to continue awarding matching stock grants to new directors. However, the Plan provides the Board with the flexibility to grant additional equity awards to non-employee directors if it determines that additional grants are appropriate. The Plan will replace, on a prospective basis, the 1990 Stock Plan, the Non-Officer Restricted Stock Plan, the Non-Employee Director Stock Plan, the deferred stock benefit provision of the Deferred Compensation Plan for Non-Employee Directors, the Senior Executive Officer Annual Incentive Compensation Plan, and the Annual Incentive Compensation Plan. No more than 20,000,000 shares of common stock may be issued under the Plan. No more than 8,500,000 of these shares may be used for awards other than stock options or stock appreciation rights. On May 1, 2003, Marathon registered 20,000,000 shares of common stock on Form S-8 for issuance under the Plan.

     The above discussion includes forward-looking statements with respect to planned asset dispositions and investment in other business opportunities. The forward-looking information concerning asset dispositions is based upon certain assumptions including the identification of buyers and the negotiation of acceptable prices and other terms, as well as other customary closing conditions and any applicable regulatory approval. This forward-looking information with respect to investment in other business opportunities is based on certain assumptions including (among others), property dispositions, prices, worldwide supply and demand for petroleum products, regulatory impacts and constraints, levels of company cash flow and other geological, operating and economic considerations. The foregoing factors (among other) could cause actual results to differ materially from those set forth in the forward-looking statements.

New Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" on April 30, 2003. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. At this time, Marathon cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

     Management has authorized the use of futures, forwards, swaps and options to manage exposure to market fluctuations in commodity prices, interest rates, and foreign currency exchange rates.

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

     The approach of Marathon`s E&P segment to the use of commodity derivative instruments is selective and opportunistic. When it is deemed to be advantageous, Marathon may lock-in the realized price on portions of its future production.

     Marathon's RM&T segment uses commodity derivative instruments to mitigate the price risk associated with crude oil and other feedstock purchases, to protect carrying values of inventories, to protect margins on fixed-price sales of refined products and to lock-in the price spread between refined products and crude oil.

     Marathon's OERB segment is exposed to market risk associated with the purchase and subsequent resale of natural gas. Marathon uses commodity derivative instruments to mitigate the price risk on purchased volumes and anticipated sales volumes.

     Marathon uses financial derivative instruments to manage interest rate and foreign currency exchange rate exposures. As Marathon enters into derivatives, assessments are made as to the qualification of each transaction for hedge accounting.

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

     Unless specifically noted, amounts for MAP do not reflect any reduction for the 38 percent interest held by Ashland Inc. ("Ashland").

Commodity Price Risk

     In the normal course of its business, Marathon is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. To a lesser extent, Marathon is exposed to the risk of price fluctuations on natural gas liquids and petroleum feedstocks used as raw materials. Sensitivity analyses of the incremental effects on income from operations of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative instruments as of March 31, 2003 are provided in the following table:

                                                                                        Incremental Decrease in
                                                                                        Income from Operations
                                                                                        Assuming a Hypothetical
                                                                                          Price Change of: (a)
 (In millions)                                                                              10%          25%
------------------------------------------------------------------------------------------------------------------------
Commodity Derivative Instruments(b)(c)
        Crude oil(d)                                                                     $48.8(e)     $134.7(e)
        Natural gas(d)                                                                    51.1(e)      133.3(e)
        Refined products(d)                                                                7.0(e)      20.6 (e)

    (a) Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying anticipated transactions. Effects of these offsets are not reflected in the sensitivity analysis. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 2003. Marathon management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio subsequent to March 31, 2003, would cause future pretax income effects to differ from those presented in the table.
    (b) Net open contracts for the combined E&P and OERB segments varied throughout first quarter 2003, from a low of 34,590 contracts at January 14, to a high of 43,535 contracts at January 22, and averaged 39,871 for the quarter. The number of net open contracts for the RM&T segment varied throughout first quarter 2003, from a low of 7,590 contracts at January 10, to a high of 21,140 contracts at February 26, and averaged 14,413 for the quarter. The derivative commodity instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.
    (c) Gains and losses on options are based on changes in intrinsic value only.
    (d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.
    (e) Price increase.

E&P Segment
     At March 31, 2003 the following commodity derivative contracts were outstanding. All contracts currently qualify for hedge accounting unless noted.

                                                                      Daily     % of Estimated
   Contract Type(a)                         Period                    Volume      Production(b)       Average Price
---------------------------------------------------------------------------------------------------------------------------
   Natural Gas
       Zero-cost collars             April - December 2003         265 mmcfd(c)        23%          $4.90 - $3.80 mcf
       Swaps                        January - December 2004          50 mmcfd           4%               $5.02 mcf

   Crude Oil
       Zero-cost collars             April - December 2003            28 mbpd          15%         $28.54 - $22.97 bbl
       Swaps                         July - December 2003             37 mbpd          19%             $26.33 bbl
---------------------------------------------------------------------------------------------------------------------------

(a) These contracts may be subject to margin calls above certain limits established by counterparties. (b) Percentages are based on the estimated production for the period hedged. (c) 5 mmcfd does not currently qualify for hedge accounting; that portion of these contracts is being marked-to-market and included in income.

     Derivative gains (losses) included in the E&P segment were $(53) million and $8 million for the first quarter of 2003 and 2002, respectively. Losses of $2 million and gains of $17 million are included in segment results for the first quarter of 2003 and 2002, respectively, on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market. Additionally, losses of $3 million and gains of $6 million from discontinued cash flow hedges are included in segment results for the first quarter of 2003 and 2002, respectively. The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive income (loss) as it was no longer probable that the original forecasted transactions would occur.

RM&T Segment
     Marathon's RM&T operations generally use derivative commodity instruments to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of inventories, to protect margins on fixed price sales of refined products and to lock-in the price spread between refined products and crude oil. Derivative losses included in RM&T segment income were $81 million for the first quarter of 2003 compared with losses of $31 million for the first quarter of 2002. MAP's trading activity gains and losses were not significant for the first quarter 2003 and 2002.

OERB Segment
     Marathon has used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, Marathon will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in its ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative losses included in OERB segment income were $18 million and $3 million for the first quarter 2003 and 2002, respectively. OERB's trading activity losses of $7 million in the first quarter of 2003 are included in the aforementioned amounts.

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

Interest Rate Risk

     Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates as of March 31, 2003 is provided in the following table:

                                                                                      Incremental
                                                                       Fair           Increase in
   Financial Instruments (a) (In millions)                           Value (d)       Fair Value (a)
-------------------------------------------------------------------------------------------------------
   Financial assets:
     Interest rate swap agreements                                   $    17            $   12
   Financial liabilities:
     Long-term debt (b)(c)                                           $ 4,897            $  189
-------------------------------------------------------------------------------------------------------

(a) For long-term debt, this assumes a 10% decrease in the weighted average yield to maturity of Marathon's long-term debt at March 31, 2003. For interest rate swap agreements, this assumes a 10% decrease in the effective swap rate at March 31, 2003.
(b) See below for sensitivity analysis. (c) Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

     At March 31, 2003, Marathon's portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $189 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon's results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

     Marathon has initiated a program to manage its exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce the Company's overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. Beginning in 2002, Marathon entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates.

The following table summarizes interest rate swap activity as of March 31:

                                                           Notional
                                        Fixed Rate to       Amount                           Fair Value
Floating Rate to be Paid                 be Received      ($Millions)     Swap Maturity      ($Millions)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Six Month LIBOR +4.226%                     6.650%           $ 300            2006               $1
Six Month LIBOR +1.935%                     5.375%           $ 450            2007               $10
Six Month LIBOR +3.285%                     6.850%           $ 400            2008               $6

Foreign Currency Exchange Rate Risk

     Marathon has initiated a program to manage its exposure to foreign currency exchange rates by utilizing forward contracts. The primary objective of this program is to reduce Marathon's exposure to movements in the foreign currency markets by locking in foreign currency rates. As of March 31, 2003, Marathon had open contracts of $16 million with a fair value of $1 million. These forward contracts qualify as foreign currency cash flow hedges.

Credit Risk

     Marathon has significant credit risk exposure to United States Steel arising from the Separation. That exposure is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Obligations Associated with the Separation of United States Steel" on page 18.

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

Item 4. Controls and Procedures

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

                            MARATHON OIL CORPORATION
                      Supplemental Statistics - (Unaudited)




                                                                                           First Quarter
                                                                                          Ended March 31
(Dollars in millions, except as noted)                                                2003              2002
---------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS
     Exploration and Production (a)
       United States                                                               $    355          $     89
       International                                                                    180                78
                                                                                    -------           -------
         E&P Segment Income                                                             535               167
     Refining, Marketing and Transportation (b)                                          67               (51)
     Other Energy Related Businesses (a)                                                 11                23
                                                                                    -------           -------
         Segment Income                                                            $    613          $    139

Items not allocated to segments:
     Administrative expenses                                                       $    (44)         $    (44)
     Inventory market valuation credit                                                    -                71
     Gain on ownership change - MAP                                                       4                 2
                                                                                    -------           -------
         Income from Operations                                                    $    573          $    168

CAPITAL EXPENDITURES
     Exploration and Production (a)                                                $    234          $    217
     Refining, Marketing and Transportation                                             131                69
     Other Energy Related Businesses (a)                                                  8                 1
     Corporate                                                                            1                 5
                                                                                    -------           -------
         Total                                                                     $    374          $    292

EXPLORATION EXPENSE
     United States                                                                 $     38          $     49
     International                                                                       16                 8
                                                                                    -------           -------
         Total                                                                     $     54          $     57

OPERATING STATISTICS
Net Liquid Hydrocarbon Production (mbpd)(c)
     United States                                                                    108.9             122.1
     Equity Investee (MKM)                                                              8.8               8.9
                                                                                    -------           -------
       Total United States                                                            117.7             131.0

     Europe                                                                            49.2              45.4
     Other International                                                                5.9               4.1
     West Africa                                                                       18.2              25.4
     Equity Investee (CLAM)                                                               -                .1
                                                                                    -------           -------
       Total International                                                             73.3              75.0
                                                                                    -------           -------
       Worldwide                                                                      191.0             206.0

Net Natural Gas Production (mmcfd)(c)(d)
     United States                                                                    778.0             786.7

     Europe                                                                           359.6             335.8
     Other International                                                               98.7             105.5
     West Africa                                                                       72.6              49.1
     Equity Investee (CLAM)                                                            27.9              31.5
                                                                                    -------           -------
       Total International                                                            558.8             521.9
                                                                                    -------           -------
       Worldwide                                                                    1,336.8           1,308.6

Total production (mboepd)                                                             413.8             424.1
---------------------------------------------------------------------------------------------------------------

                            MARATHON OIL CORPORATION
                      Supplemental Statistics - (Unaudited)



                                                                                             First Quarter
                                                                                            Ended March 31
                                                                                        2003              2002
-----------------------------------------------------------------------------------------------------------------
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
     Liquid Hydrocarbons ($ per bbl)
       United States                                                                 $  30.14          $  17.98
       Equity Investee (MKM)                                                            31.95             19.96
         Total United States                                                            30.28             18.12

       Europe                                                                           31.19             20.45
       Other International                                                              31.46             19.15
       West Africa                                                                      28.83             20.84
         Total International                                                            30.63             20.48

         Worldwide                                                                   $  30.41          $  18.98

     Natural Gas ($ per mcf)
       United States                                                                 $   5.38          $   2.35

       Europe                                                                            3.33              2.93
       Other International                                                               6.15              2.64
       West Africa                                                                        .25               .24
       Equity Investee (CLAM)                                                            3.86              3.04
         Total International                                                             3.45              2.62

         Worldwide                                                                   $   4.57          $   2.46

Average Sales Prices (including derivative gains and losses)
     Liquid Hydrocarbons ($ per bbl)
       United States                                                                 $  29.09          $  16.50
       Equity Investee (MKM)                                                            31.95             19.96
         Total United States                                                            29.31             16.73

       Europe                                                                           30.31             20.45
       Other International                                                              31.46             19.15
       West Africa                                                                      28.83             20.84
       Equity Investee (CLAM)                                                               -                 -
         Total International                                                            30.04             20.48

         Worldwide                                                                   $  29.59          $  18.10

     Natural Gas ($ per mcf)
       United States                                                                 $   4.86          $   2.46

       Europe                                                                            3.26              3.48
       Other International                                                               6.15              2.64
       West Africa                                                                        .25               .24
       Equity Investee (CLAM)                                                            3.86              3.04
         Total International                                                             3.41              2.98

         Worldwide                                                                   $   4.24          $   2.66
-----------------------------------------------------------------------------------------------------------------

                            MARATHON OIL CORPORATION
                      Supplemental Statistics - (Unaudited)



                                                                                                  First Quarter
                                                                                                 Ended March 31
(Dollars in millions, except as noted)                                                       2003              2002
----------------------------------------------------------------------------------------------------------------------
MAP:
Refinery Runs (mbpd)
   Crude oil refined                                                                         853.1             891.0
   Other charge and blend stocks                                                              96.4             160.3
                                                                                           -------           -------
     Total                                                                                   949.5           1,051.3

Refined Product Yields (mbpd)
   Gasoline                                                                                  483.4             590.7
   Distillates                                                                               257.5             278.1
   Propane                                                                                    19.1              20.5
   Feedstocks and special products                                                           105.6              83.1
   Heavy fuel oil                                                                             18.0              19.6
   Asphalt                                                                                    65.7              65.4
                                                                                           -------           -------
     Total                                                                                   949.3           1,057.4

Refined Products Sales Volumes (mbpd) (e)                                                  1,280.2           1,227.8
Matching buy/sell volumes included in refined product sales volumes (mbpd)                    78.3              54.1

Refining and Wholesale Marketing Margin (f)(g)                                            $ 0.0408          $ 0.0162

Number of SSA Retail Outlets                                                                 2,005             2,097
SSA Gasoline and Distillate Sales (h)                                                          829               852
SSA Gasoline and Distillate Gross Margin (f)                                              $ 0.1166          $ 0.0827
SSA Merchandise Sales (i)                                                                 $    522          $    540
SSA Merchandise Gross Margin                                                              $    133          $    130
----------------------------------------------------------------------------------------------------------------------

(a) In the fourth quarter 2002, Marathon changed its internal reporting to include costs of certain emerging integrated gas projects in Other Energy Related Businesses. Previously in 2002, these costs were reported in Exploration and Production. Segment income and capital expenditures for previous quarters in 2002 have been revised to reflect this change.
(b) Includes MAP at 100%. RM&T segment income includes Ashland's 38% interest in MAP of $31 million and $(17) million in the first quarter 2003 and 2002, respectively.
(c) Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are before royalties.
(d) Includes gas acquired for injection and subsequent resale of 29.7 and 3.8 mmcfd in the first quarter 2003 and 2002, respectively.
(e) Total average daily volumes of all refined product sales to MAP's wholesale, branded and retail (SSA) customers. (f) Per gallon (g) Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation. (h) Millions of gallons (i) Effective January 1, 2003, Marathon adopted EITF 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which requires rebates from vendors to be recorded as reductions to cost of revenues. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and were $44 million for the first quarter ended March 31, 2002.
--------------------------------------------------------------------------------

Part II - OTHER INFORMATION:

Item 1. Legal Proceedings

Environmental Proceedings

     On December 3, 2001, the Illinois Environmental Protection Agency ("IEPA") issued a Notice of Violation to Marathon Ashland Pipe Line LLC ("MAPL") arising out of the sinking of a floating roof on a storage tank at a Martinsville, Illinois facility. A heavy rainfall caused the floating roof to sink. MAPL has reached an agreement in principle with the IEPA and the Illinois Attorney General's office in which MAPL will pay a $55,000 civil penalty and enter into a consent decree. The consent decree is expected to be entered in the second or third quarter 2003.

     In March 2002, MAP met with the IEPA concerning MAP's self-reporting of possible emission exceedences and permitting issues related to some storage tanks at MAP's Robinson, Illinois facility. In April 2002, MAP submitted to the IEPA a comprehensive settlement proposal that was rejected. MAP had subsequent discussions with the IEPA and the Illinois Attorney General's office in 2002 and anticipates additional discussions during 2003.

     The Kentucky Natural Resources and Environmental Cabinet (the "Cabinet") issued the MAP Catlettsburg, Kentucky refinery a Notice of Violation regarding the Tank 845 rupture, which occurred in November of 1999. The tank rupture caused the tank's contents to be released onto the ground and adjoining retention area. MAP has been involved in discussions with the Cabinet to resolve this matter through an agreed Administrative Order. This matter should be resolved in 2003 with an Administrative Order and a civil penalty of $120,000.

     In July 2002, Marathon received a Notice of Enforcement from the State of Texas for alleged excess air emissions from its Yates Gas Plant and production operations on its Kloh lease. The Notices did not compute a penalty or fine for these pending enforcement actions.

Item 2. CHANGES IN SECURITIES

     As reported in Part II of Item 5 of Form 10-K for the fiscal year ended December 31, 2002, Marathon amended the Rights Agreement, dated as of September 28, 1999, as amended, between Marathon and National City Bank, as successor rights agent, on January 29, 2003. The Rights Agreement was amended so that the Rights to purchase Series A Junior Preferred Stock expired on
January 31, 2003, more than six years earlier than initially specified in the plan.

     Reference is made to Exhibits 4(b), 4(c), 4(d) and 4(e) of Marathon's Form 10-K for the fiscal year ended December 31, 2002 for a more complete description of the Rights Agreement and associated amendments.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on April 30, 2003. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in Marathon's 2003 Proxy Statement.

1. Approximately 97 percent of the votes cast were in favor of the election of Clarence P. Cazalot, Jr., David A. Daberko and William L. Davis to serve as Class I directors for a term expiring in 2006. Continuing as Class II directors for a term expiring in 2004 are Charles F. Bolden, Jr., Charles
     R. Lee, Dennis H. Reilley and Thomas J. Usher. Continuing as Class III directors for a term expiring in 2005 are Dr. Shirley Ann Jackson, Philip Lader, Seth E. Schofield and Douglas C. Yearley.

2. The 2003 Incentive Compensation Plan ("Plan") was approved. The Plan provides the means by which Marathon grants annual incentive compensation, as well as long-term incentive compensation, to its employees and equity compensation to its non-employee directors. The voting results were: for - 200,706,972; against - 28,956,846; and abstained - 2,615,116. There were
     36,695,319 broker non-votes on this proposal.

3. PricewaterhouseCoopers LLP was elected as the independent auditors for 2003. The voting results were: for - 254,221,647; against - 12,898,548; and abstained - 1,852,533. There were 1,525 broker non-votes on this proposal.

4. The stockholder proposal to submit a Rights Plan to a stockholder vote was approved. This proposal asked the board of directors to redeem any poison pill previously issued (if applicable) and not adopt or extend any poison pill unless such adoption or extension has been submitted to a stockholder vote. The voting results were: for - 172,602,980; against - 54,801,763; and abstained - 4,870,844. There were 36,698,666 broker non-votes on this proposal.

     Item 6.  Exhibits and Reports on Form 8-K

     (a) EXHIBITS

         10.1 Marathon Oil Corporation 2003 Incentive Compensation Plan, incorporated by reference to Appendix C to Marathon Oil Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement 2003 on Schedule 14A dated March 10, 2003 (filed March 10, 2003)

         12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

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

         99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) REPORTS ON FORM 8-K

           Form 8-K dated January 23, 2003 (filed January 23, 2003), reporting under Item 9. Regulation FD Disclosure, that Marathon Oil Corporation is furnishing information for the January 23, 2003 press release titled "Marathon Oil Corporation Reports Fourth Quarter and Year End 2002 Results".

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

           Form 8-K dated April 21, 2003 (filed April 21, 2003), reporting under
         Item 5. Other Events, that Marathon Oil Corporation is providing a "Description of Common Stock".

           Form 8-K dated April 24, 2003 (filed April 24, 2003), reporting under
         Item 9. Regulation FD Disclosure, intended to be furnished under "Item 12. Results of Operations and Financial Condition," in accordance with Securities and Exchange Commission Release No.
         33-8216 that Marathon Oil Corporation is furnishing information for the April 24, 2003 press release titled "Marathon Oil Corporation Reports First Quarter 2003 Results."

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

           MARATHON OIL CORPORATION


           By /s/ A. G. Adkins
             -----------------------
                 A. G. Adkins
                Vice President
            Accounting and Controller


May 14, 2003

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



Date:  May 14, 2003




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



Date:  May 14, 2003



                                                       /s/  John T. Mills

                                                           John T. Mills
                                                      Chief Financial Officer