Form 10-Q
period 2003-06-30
MARATHON OIL CORP
filed 2003-08-13
CIK 101778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-5153

Marathon Oil Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State of Incorporation)	(I.R.S. Employer Identification No.)

5555 San Felipe Road, Houston, TX 77056-2723

(Address of principal executive offices)

Tel. No. (713) 629-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No   ☐

There were 310,142,618 shares of Marathon Oil Corporation common stock outstanding as of July 31, 2003.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended June 30, 2003

Part I—Financial Information

MARATHON OIL CORPORATION

Consolidated Statement of Income (Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share)	2003	2002	2003	2002
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$9,475	$7,831	$19,347	$14,060
Sales to related parties	229	247	460	437
Income (loss) from equity method investments	(67)	32	(19)	56
Net gains on disposal of assets	121	3	123	11
Gain (loss) on ownership change in Marathon Ashland Petroleum LLC	(4)	2	—	4
Other income	12	7	25	18

Total revenues and other income	9,766	8,122	19,936	14,586

Costs and expenses:
Cost of revenues (excludes items shown below)	7,437	5,939	15,349	10,677
Purchases from related parties	28	30	45	53
Consumer excise taxes	1,091	1,083	2,108	2,079
Depreciation, depletion and amortization	311	318	620	620
Property impairments	3	—	3	—
Selling, general and administrative expenses	246	184	453	371
Other taxes	78	68	159	132
Exploration expenses	30	44	84	101
Inventory market valuation credit	—	(1)	—	(72)

Total costs and expenses	9,224	7,665	18,821	13,961

Income from operations	542	457	1,115	625
Net interest and other financing costs	45	76	110	140
Loss from early extinguishment of debt	—	41	—	41
Minority interest in income of Marathon Ashland Petroleum LLC	105	82	135	93

Income before income taxes	392	258	870	351
Provision for income taxes	144	90	319	129

Income before cumulative effect of changes in accounting principles	248	168	551	222
Cumulative effect of changes in accounting principles	—	—	4	13

Net income	$248	$168	$555	$235

Income Per Share (Unaudited)
	Second Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Basic and diluted:
Income before cumulative effect of changes in accounting principles	$.80	$.54	$1.78	$.72
Net income	$.80	$.54	$1.79	$.76

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Balance Sheet (Unaudited)

(Dollars in millions)	June 30 2003	December 31 2002
Assets
Current assets:
Cash and cash equivalents	$501	$488
Receivables, less allowance for doubtful accounts of $5 and $6	2,255	1,807
Receivables from United States Steel	11	9
Receivables from related parties	55	38
Inventories	2,134	1,984
Other current assets	128	153

Total current assets	5,084	4,479

Investments and long-term receivables, less allowance for doubtful accounts of $16 and $14	1,443	1,634
Receivables from United States Steel	542	547
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $11,402 and $11,077	11,051	10,390
Prepaid pensions	194	201
Goodwill	271	274
Intangibles	115	119
Other noncurrent assets	164	168

Total assets	$18,864	$17,812

Liabilities
Current liabilities:
Accounts payable	$3,060	$2,847
Payable to United States Steel	28	28
Payable to related parties	15	10
Payroll and benefits payable	176	198
Accrued taxes	367	307
Accrued interest	110	108
Long-term debt due within one year	434	161

Total current liabilities	4,190	3,659

Long-term debt	4,101	4,410
Deferred income taxes	1,485	1,445
Employee benefits obligations	930	847
Asset retirement obligations	360	223
Payable to United States Steel	7	7
Deferred credits and other liabilities	221	168

Minority interest in Marathon Ashland Petroleum LLC	2,088	1,971

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock:
Common Stock issued—312,165,978 shares at June 30, 2003 and December 31, 2002 (par value $1 per share, authorized 550,000,000 shares)	312	312
Common stock held in treasury—2,026,535 shares at June 30, 2003 and 2,292,986 shares at December 31, 2002	(53)	(60)
Additional paid-in capital	3,032	3,032
Retained earnings	2,286	1,874
Accumulated other comprehensive loss	(84)	(69)
Unearned compensation	(11)	(7)

Total stockholders’ equity	5,482	5,082

Total liabilities and stockholders’ equity	$18,864	$17,812

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statement of Cash Flow (Unaudited)

	Six Months Ended June 30
(Dollars in millions)	2003	2002
Increase (decrease) in cash and cash equivalents

Operating activities:
Net income	$555	$235
Adjustments to reconcile to net cash provided from operating activities:
Cumulative effect of changes in accounting principles	(4)	(13)
Deferred income taxes	(21)	(37)
Minority interest in income of Marathon Ashland Petroleum LLC	135	93
Loss from early extinguishment of debt	—	41
Depreciation, depletion and amortization	620	620
Property impairments	3	—
Pension and other postretirement benefits—net	83	37
Inventory market valuation credits	—	(72)
Exploratory dry well costs	41	61
Net gains on disposal of assets	(123)	(11)
Impairment of MKM Partners L.P.	107	—
Changes in:
Current receivables	(453)	(326)
Inventories	(147)	(144)
Current accounts payable and accrued expenses	211	346
All other—net	71	(92)

Net cash provided from operating activities	1,078	738

Investing activities:
Capital expenditures	(849)	(640)
Acquisitions	(220)	(1,160)
Disposal of assets	316	31
Receivable from United States Steel	—	54
Restricted cash—withdrawals	61	30
—deposits	(93)	(25)
Investments—contributions	(27)	(102)
—loans and advances	(51)	(4)
—returns and repayments	42	6

Net cash used in investing activities	(821)	(1,810)

Financing activities:
Commercial paper and revolving credit arrangements—net	(53)	(293)
Other debt—borrowings	2	1,828
—repayments	(37)	(392)
Redemption of preferred stock of subsidiary	—	(185)
Preferred stock repurchased	—	(110)
Treasury common stock—proceeds from issuances	1	2
Dividends paid	(143)	(142)
Distributions to minority shareholder of Marathon Ashland Petroleum LLC	(26)	—

Net cash provided from (used in) financing activities	(256)	708

Effect of exchange rate changes on cash	12	2

Net increase (decrease) in cash and cash equivalents	13	(362)
Cash and cash equivalents at beginning of period	488	657

Cash and cash equivalents at end of period	$501	$295

Net cash provided from operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(129)	$(116)
Income taxes paid	(292)	(25)

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements—(Unaudited)

1.	Basis of Presentation

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2003 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Annual Report on Form 10-K of Marathon Oil Corporation (“Marathon”).

2.	New Accounting Standards

Effective January 1, 2003, Marathon adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Previous accounting standards used the units-of-production method to match estimated future retirement costs with the revenues generated from the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis over the life of the field, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines.

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

(In millions)	2003	Pro forma 2002(a)
Asset retirement obligations as of January 1	$336	$316
Liabilities incurred during the first six months(b)	15	—
Liabilities settled during the first six months	(1)	—
Accretion expense (included in depreciation, depletion and amortization)	10	10

Asset retirement obligations as of June 30	$360	$326

(a)	Pro forma data as if SFAS No. 143 had been adopted on January 1, 2002. Income before cumulative effect of changes in accounting principles for the first six months of 2002 would have been increased by $2 million and no impact on earnings per share.
(b)	Includes $12 million related to the acquisition of Khanty Mansiysk Oil Corporation in 2003.

In the second quarter of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Effective January 1, 2003, Marathon adopted the provisions relating to the classification of the effects of early extinguishment of debt in the consolidated statement of income. As a result, a loss of $41 million from the early extinguishment of debt in the second quarter of 2002, which was previously reported as an extraordinary item (net of tax of $15 million), has been reclassified into income before income taxes. Additionally, an extraordinary loss of $12 million (net of tax of $5 million) was reported in the third quarter of 2002. The adoption of SFAS No. 145 had no impact on net income for 2002.

Effective January 1, 2003, Marathon adopted Statement of Financial Accounting Standards No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. There were no adjustments necessary upon the initial adoption of SFAS No. 146.

Effective January 1, 2003, Marathon adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Statement of

Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123, provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. Marathon has applied the fair value method to grants made, modified or settled on or after January 1, 2003. The impact on Marathon’s 2003 net income to date was not materially different than under previous accounting standards.

The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2003	2002	2003	2002
Net income
As reported	$248	$168	$555	$235
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3	2	5	2
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3)	(6)	(5)	(7)

Pro forma net income	$248	$164	$555	$230

Basic and diluted net income per share
—As reported	$.80	$.54	$1.79	$.76
—Pro forma	$.80	$.53	$1.79	$.74

Effective January 1, 2003, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires the fair-value measurement and recognition of a liability for the issuance or modification of certain guarantees. There were no cumulative effect adjustments necessary upon the initial adoption of FIN 45. Enhanced disclosure requirements apply to both new and existing guarantees subject to FIN 45. See Note 11 for changes in outstanding guarantees.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. The primary beneficiary is required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46, Marathon is not deemed to be a primary beneficiary under the new rules.

Effective January 1, 2003, Marathon adopted Consensus No. 02-16 of the Emerging Issues Task Force (“EITF”) of FASB “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which requires rebates from vendors to be recorded as reductions to cost of revenues. Restatement of prior year results is permitted but not required. Rebates from vendors of $38 million and $80 million for the second quarter and six months ended June 30, 2003 are recorded as a reduction to cost of revenues. Rebates from vendors of $38 million and $82 million for the second quarter and six months ended June 30, 2002 are recorded in sales and other operating revenues. There was no effect on net income related to the adoption of EITF 02-16.

Since the issuance of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137 and 138, FASB has issued several interpretations. As a result, Marathon has recognized in income the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million.

3.	Information about United States Steel

The Separation—On December 31, 2001, in a tax-free distribution to holders of Marathon’s USX—U. S. Steel Group class of common stock (“Steel Stock”), Marathon exchanged the common stock of its wholly owned subsidiary United States Steel Corporation (“United States Steel”) for all outstanding shares of Steel Stock on a one-for-one basis (the “Separation”).

Amounts Receivable from or Payable to United States Steel Arising from the Separation—Marathon remains primarily obligated for certain financings for which United States Steel has assumed responsibility for repayment under the terms of the Separation. When United States Steel makes payments on the principal of these financings, both the receivable and the obligation will be reduced.

Amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions)	June 30 2003	December 31 2002
Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$11	$9

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$542	$547

Payables:
Current:
Income tax settlement payable	$28	$28

Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$7	$7

Marathon remains primarily obligated for $122 million of operating lease obligations assumed by United States Steel, of which $71 million has been assumed by other third parties that had purchased plants and operations divested by United States Steel.

See Note 11 for changes related to obligations of United States Steel guaranteed by Marathon.

4.	Business Combinations

On May 12, 2003, Marathon acquired Khanty Mansiysk Oil Corporation (“KMOC”). KMOC is currently developing nine oil fields in the Khanty-Mansiysk region of western Siberia in the Russian Federation. The purchase price is expected to be $252 million, which includes $30 million for shares not yet tendered as of June 30, 2003. Results of operations for 2003 include the results of KMOC from May 12, 2003. The allocation of purchase price is preliminary, pending the finalization of certain contingencies. There was no goodwill associated with the purchase.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Cash	$2
Receivables	10
Inventories	3
Investments and long-term receivables	21
Property, plant and equipment	352
Other assets	4

Total assets acquired	$392

Current liabilities	$37
Long-term debt	31
Asset retirement obligations	12
Deferred income taxes	58
Other liabilities	2

Total liabilities assumed	$140

Net assets acquired	$252

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

The CMS and Globex allocations of purchase price are final. The goodwill arising from the allocations was $175 million, which was assigned to the E&P segment. Significant factors that resulted in the recognition of goodwill include: the ability to acquire an established business with an assembled workforce and a proven track record and a strategic acquisition in a core geographic area.

Additionally, the purchase price allocated to equity method investments was $224 million higher than the underlying net assets of the investees. This excess will be amortized over the expected useful life of the underlying assets except for $81 million of goodwill relating to equity method investments.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisitions:

(In millions)
Receivables	$24
Inventories	10
Investments and long-term receivables	463
Property, plant and equipment	661
Goodwill (none deductible for income tax purposes)	175
Other assets	3

Total assets acquired	$1,336

Current liabilities	$33
Deferred income taxes	143

Total liabilities assumed	$176

Net assets acquired	$1,160

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

	Six Months Ended June 30
(In millions)	2003	2002
Revenue and other income	$19,959	$14,632
Income from operations	544	214
Net income	548	227
Per share amounts applicable to Common Stock:
—Income from operations—basic and diluted	1.75	.69
—Net income—basic and diluted	1.77	.74

5.	Dissolution of MKM Partners L.P.

On June 30, 2003, Marathon Oil Corporation and Kinder Morgan Energy Partners, L.P. dissolved MKM Partners L.P. which had oil and gas production operations in the Permian Basin of Texas. Marathon held an 85% noncontrolling interest in the partnership. Prior to the dissolution of the partnership, Kinder Morgan acquired MKM Partners L.P.’s 12.75% interest in the SACROC field for an undisclosed amount. The partnership recorded a loss on the disposal of SACROC of $19 million, of which Marathon’s share was $17 million. Also prior to the dissolution, Marathon recorded a $107 million impairment of its investment in MKM Partners L.P. due to an other-than-temporary decline in the fair value of the investment. The total loss recognized by Marathon related to the dissolution of MKM Partners L.P. was $124 million.

The partnership’s interest in the Yates field was distributed to Marathon and Kinder Morgan upon dissolution. Marathon and Kinder Morgan have entered into an agreement under which they will explore the potential sale of Marathon’s interest in the Yates field to Kinder Morgan.

6.	Computation of Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

	Second Quarter Ended June 30
	2003		2002
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$248	$248	$168	$168

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	310,037	310,037	309,807	309,807
Effect of dilutive securities—stock options	—	79	—	264

Average common shares including dilutive effect	310,037	310,116	309,807	310,071

Per share:
Net income	$.80	$.80	$.54	$.54

	Six Months Ended June 30
	2003		2002
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income before cumulative effect of changes in accounting principles	$551	$551	$222	$222
Cumulative effect of changes in accounting principles	4	4	13	13

Net income	$555	$555	$235	$235

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	309,975	309,975	309,689	309,689
Effect of dilutive securities—stock options	—	64	—	250

Average common shares including dilutive effect	309,975	310,039	309,689	309,939

Per share:
Income before cumulative effect of changes in accounting principles	$1.78	$1.78	$.72	$.72

Cumulative effect of changes in accounting principles	$.01	$.01	$.04	$.04

Net income	$1.79	$1.79	$.76	$.76

7.	Segment Information

Marathon’s operations consist of three operating segments: 1) Exploration and Production (“E&P”)—explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (“RM&T”)—refines, markets and transports crude oil and petroleum products, primarily in the Midwest, upper Great Plains and southeastern United States primarily through its 62% owned consolidated subsidiary, Marathon Ashland Petroleum LLC (“MAP”); and 3) Other Energy Related Businesses (“OERB”)—markets and transports its own and third-party natural gas, crude oil and products manufactured from natural gas, such as liquefied natural gas and methanol, primarily in the United States, Europe, and West Africa.

The following represents information by operating segment:

(In millions)	E&P	RM&T	OERB	Total Segments
Second Quarter 2003
Revenues:
Customer	$867	$7,752	$856	$9,475
Intersegment(a)	148	29	38	215
Related parties	6	223	—	229

Total revenues	$1,021	$8,004	$894	$9,919

Segment income	$321	$253	$39	$613
Income from equity method investments(b)	12	28	17	57
Depreciation, depletion and amortization(c)	209	93	3	305
Capital expenditures(d)	303	157	14	474

Second Quarter 2002
Revenues:
Customer	$846	$6,489	$496	$7,831
Intersegment (a)	176	40	21	237
Related parties	—	247	—	247

Total revenues	$1,022	$6,776	$517	$8,315

Segment income	$265	$211	$17	$493
Income from equity method investments	15	15	2	32
Depreciation, depletion and amortization(c)	217	93	1	311
Capital expenditures(d)	216	113	6	335

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)	Excludes a $124 million loss on the dissolution of MKM Partners L.P., which was not allocated to segments. See Note 5.
(c)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.
(d)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

(In millions)	E&P	RM&T	OERB	Total Segments
Six Months 2003
Revenues:
Customer	$1,951	$15,732	$1,664	$19,347
Intersegment(a)	327	76	71	474
Related parties	9	451	—	460

Total revenues	$2,287	$16,259	$1,735	$20,281

Segment income	$856	$320	$50	$1,226
Income from equity method investments(b)	31	41	33	105
Depreciation, depletion and amortization(c)	421	181	5	607
Capital expenditures(d)	537	288	22	847

Six Months 2002
Revenues:
Customer	$1,539	$11,588	$933	$14,060
Intersegment(a)	317	59	37	413
Related parties	2	435	—	437

Total revenues	$1,858	$12,082	$970	$14,910

Segment income	$432	$160	$40	$632
Income from equity method investments	24	23	9	56
Depreciation, depletion and amortization(c)	425	180	2	607
Capital expenditures(d)	433	182	7	622

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)	Excludes a $124 million loss on the dissolution of MKM Partners L.P., which was not allocated to segments. See Note 5.
(c)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.
(d)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated statement of income:

	Second Quarter Ended June 30
(In millions)	2003	2002
Segment income	$613	$493
Items not allocated to segments:
Administrative expenses	(49)	(39)
Gain on disposal of assets(a)	106	—
Loss on dissolution of MKM Partners L.P.(b)	(124)	—
Inventory market valuation adjustments	—	1
Gain (loss) on ownership change in MAP	(4)	2

Total income from operations	$542	$457

	Six Months Ended June 30
(In millions)	2003	2002
Segment income	$1,226	$632
Items not allocated to segments:
Administrative expenses	(93)	(83)
Gain on disposal of assets(a)	106	—
Loss on dissolution of MKM Partners L.P.(b)	(124)	—
Inventory market valuation adjustments	—	72
Gain on ownership change in MAP	—	4

Total income from operations	$1,115	$625

(a)	Represents gains on sale of Marathon’s interest in CLAM Petroleum B.V., Speedway SuperAmerica LLC (“SSA”) stores in Florida, South Carolina, North Carolina and Georgia and certain fields in the Big Horn Basin of Wyoming.
(b)	See Note 5 for a discussion on the dissolution of MKM Partners L.P.

8.	Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods shown:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions)	2003	2002	2003	2002
Net income	$248	$168	$555	$235
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5)	(2)	(5)	(3)
Change in fair value of derivative instruments	(14)	(8)	(10)	(39)

Total comprehensive income	$229	$158	$540	$193

Derivative gains (losses), net of tax, during the second quarter of 2003 and 2002 of $(3) million and $9 million and first six months of 2003 and 2002 of $(5) million and $13 million were reclassified into net income as it was no longer probable the original forecasted transactions would occur.

9.	Inventories

Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined primarily under the last-in, first-out (“LIFO”) method.

(In millions)	June 30 2003	December 31 2002
Liquid hydrocarbons and natural gas	$726	$689
Refined products and merchandise	1,297	1,186
Supplies and sundry items	111	109

Total (at cost)	$2,134	$1,984

From time to time, Marathon must establish an inventory market valuation (“IMV”) reserve to reduce the cost basis of its inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. The first six months of 2002 results of operations include credits to income from operations of $72 million.

10.	Debt

At June 30, 2003, Marathon had no borrowings against its $1.354 billion long-term revolving credit facility and no borrowings against its $574 million short-term revolving credit facility. Commercial paper of $47 million was outstanding under the U.S. commercial paper program that is backed by the long-term revolving credit facility. Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million. At June 30, 2003, there were no borrowings against these facilities.

MAP had a $350 million short-term revolving credit facility that terminated in July 2003. There were no borrowings against this facility at June 30, 2003. Additionally, MAP has a $190 million revolving credit agreement with Ashland Inc. that terminates in March 2004. There were no borrowings against this facility at June 30, 2003.

At June 30, 2003, in the event of a change in control of Marathon, debt obligations totaling $2.058 billion and operating lease obligations of $97 million may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase certain equipment at United States Steel’s Fairfield Works for $91 million or provide a letter of credit to secure the remaining obligation.

As of June 30, 2003, OJSC Khantymansiyskneftegazgeologia (“KMNGG”), a majority owned subsidiary of KMOC, had a $40 million committed loan facility. At June 30, 2003, there were borrowings of $29 million against this facility. The KMNGG loan facility was repaid on July 28, 2003 and termination notices have been delivered to the lender.

11.	Contingencies and Commitments

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

Environmental matters—Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2003 and December 31, 2002, accrued liabilities for remediation totaled $113 million and $84 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $85 million at June 30, 2003, and $72 million at December 31, 2002.

Guarantees—The following table reflects changes in outstanding guarantees since December 31, 2002:

(In millions)	Term
Total maximum potential undiscounted payments as of December 31, 2002		$521
Indebtedness of equity investees:
LOCAP LLC commercial paper(a)	Perpetual-Loan Balance Varies	(2)
LOOP Series(a) (b)	2003-2023	(2)
Other:
United States Steel/PRO-TEC Coating Company(c)	2003-2008	(3)
Centennial Pipeline LLC catastrophic event(d)	Indefinite	17
Pilot Travel Centers LLC surety bonds(e)	(e)	5
Alliance Pipeline L. P.(f)	2003-2015	(3)
Mobile transportation equipment leases(g)	2003-2008	(1)
LNG tankers oil contamination	(h)	(32)
Kenai Kachemak Pipeline LLC(i)	2003-2017	9

Total maximum potential undiscounted payments as of June 30, 2003(j)		$509

(a)	Marathon holds interests in several pipelines and a storage facility that have secured various project financings with throughput and deficiency (“T&D”) agreements. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges.
(b)	In April 2003, LOOP refinanced $81 million for certain of its series of outstanding bonds subject to the T&D agreements discussed above. The refinancing consisted of changes to maturity dates, as well as interest rates. Although certain series were paid down and new series issued, the total principal outstanding changed by only $2 million.
(c)	Marathon has guaranteed United States Steel’s contingent obligation to repay certain distributions from its 50% owned joint venture, PRO-TEC Coating Company (“PRO-TEC”). Should PRO-TEC default under its agreements and should United States Steel be unable to perform under its guarantee, Marathon is required to perform on behalf of United States Steel.
(d)	The agreement between Centennial Pipeline LLC (“Centennial”) and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. Each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $50 million. In February 2003, the ownership interest in Centennial increased from 33% to 50%.
(e)	Marathon has engaged in a general agreement of indemnity with a surety bond provider for the execution of all surety bonds and has executed certain of these bonds on behalf of Pilot Travel Centers LLC (“PTC”). In the event of a demand on a bond by an obligee, Marathon is required to repay the surety bond provider. The bonds issued have been placed mainly for tax liability, licenses for liquor and lottery, workers’ compensation self-insurance, utility services, and for underground storage tank financial responsibility. Most surety bonds carry a one-year term, renewable annually, though a few bonds are for longer than a year. Should Marathon have to pay any amounts under the surety bonds, the PTC LLC agreement provides that all partners will make Marathon whole for their proportionate share of any amounts paid.
(f)	Marathon is a party to a long-term transportation services agreement with Alliance Pipeline L. P. The agreement requires Marathon to pay minimum annual charges of approximately $5 million through 2015.
(g)	MAP has entered into various operating leases of trucks and trailers to be used primarily for the transporting of refined products. These leases contain terminal rental adjustment clauses which require MAP to indemnify the lessor to the extent that the sales proceeds at the end of the lease fall short of the specified maximum percent of original value.
(h)	Marathon owns a 30% interest in Eagle Sun Company Limited, which operates two LNG tankers. Marathon and the other 70% shareholder had issued guarantees proportionate to their ownership interests to the United States Coast Guard and the State of Alaska, covering contamination-related costs. In May 2003, Marathon purchased insurance in lieu of these guarantees given, which has been accepted by both the United States Coast Guard and the State of Alaska.
(i)	Kenai Kachemak Pipeline LLC (“KKPL”) was organized in late 2002. Marathon is an equity investor in KKPL, holding a 60%, non-controlling interest. In April 2003, Marathon guaranteed KKPL’s performance to properly construct, operate, maintain and abandon the pipeline in accordance with the Alaska Pipeline Act and the Right of Way Lease Agreement with the State of Alaska.
(j)	Of the total $509 million, $291 million represents guarantees made by MAP.

Due to FIN 45’s measurement provisions required for guarantees issued or modified subsequent to December 31, 2002, MAP recorded $4 million in the first six months of 2003, representing the fair value of the modified Centennial Pipeline catastrophic event guarantee. No other amounts related to guarantees are recorded in the financial statements, as the fair value of other guarantees issued or modified in 2003 were not material to the financial statements.

Contract commitments—At June 30, 2003, Marathon’s contract commitments to acquire property, plant and equipment and long-term investments totaled $628 million.

Commitments to extend credit—In the first quarter of 2003, Marathon increased its commitment to provide funding to Syntroleum Corporation from $19 million to $21 million. As of June 30, 2003, Marathon had advanced Syntroleum $17 million under this commitment.

12.	Accounting Standards Not Yet Adopted

The FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” on April 30, 2003. The Statement is effective for derivative contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Marathon does not expect the adoption of this Statement to have a material effect on either its financial position, cash flows or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” on May 30, 2003. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Marathon does not expect the adoption of this Statement to have a material effect on either its financial position or results of operations.

Marathon implemented the disclosure requirements of FIN 46 on December 31, 2002. In accordance with the guidance set forth in FIN 46, Marathon will adopt the consolidation requirements as of July 1, 2003. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46 as previously discussed in Note 2, Marathon is not deemed to be a primary beneficiary under the new consolidation rules.

At the May 2003 EITF meeting, the EITF reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Is a Lease” (“EITF 01-08”). This guidance may modify the accounting for agreements that historically have not been considered leases under applicable authoritative literature. This guidance is effective for all arrangements that are agreed upon, committed to, or modified after the beginning of an entity’s next fiscal quarter following May 28, 2003. At this time, Marathon cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets, were issued in June 2001 and became effective July 1, 2001 and January 1, 2002, respectively. It is Marathon’s understanding that the Securities and Exchange Commission (SEC) has questioned other SEC registrants as to whether they properly adopted the provisions of SFAS No. 141 and SFAS No. 142, with respect to how the costs of acquiring contractual mineral interests in oil and gas properties should be classified on the balance sheet. It is also Marathon’s understanding that the Financial Accounting Standards Board (FASB), the SEC and others are engaged in discussions on the issue of whether SFAS No. 141 and SFAS No. 142 require that mineral or drilling rights or leases, concessions or other interests representing the right to extract oil or gas be classified as intangible assets or as oil and gas properties.

Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles. Although Marathon has not been contacted by the SEC staff on this issue, it is possible that the SEC staff could require Marathon to revise prospectively the balance sheet classification of these costs. If such a reclassification were required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.6 billion, $2.4 billion and $1.8 billion as of June 30, 2003, December 31, 2002 and December 31, 2001, respectively. Should such a change be required, there would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Also, there would be no impact on any covenants contained in Marathon’s debt agreements and the terms of Marathon’s other contractual arrangements would not be impacted in any material respect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary, Marathon Ashland Petroleum LLC; and other energy related businesses. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The discussion of the Consolidated Statement of Income should be read in conjunction with the Supplemental Statistics provided on page 33.

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting Marathon. These statements typically contain words such as “anticipates”, “believes”, “estimates”, “expects”, “targets” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of Marathon, see the information preceding Part I in Marathon’s 2002 Form 10-K and subsequent filings.

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

Certain accounting estimates are considered to be critical 1) if such estimates require assumptions about matters that are dependent on events remote in time that may or may not occur, are not capable of being readily calculated from generally accepted methodologies, or cannot be derived with some degree of precision from available data and 2) if different estimates that reasonably could have been used or changes in the estimate that are reasonably likely to occur would have had a material impact on the presentation of financial condition, changes in financial condition or results of operations. For a discussion of critical accounting estimates, see Management’s Discussion and Analysis of Financial Conditions and Results of Operations discussed in Marathon’s 2002 Form 10-K and first quarter 2003 Form 10-Q.

Results of Operations

Revenues for the second quarter and first six months of 2003 and 2002 are summarized in the following table:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions)	2003	2002	2003	2002
E&P	$1,021	$1,022	$2,287	$1,858
RM&T	8,004	6,776	16,259	12,082
OERB	894	517	1,735	970

Segment revenues	9,919	8,315	20,281	14,910
Elimination of intersegment revenues	(215)	(237)	(474)	(413)

Total revenues	$9,704	$8,078	$19,807	$14,497

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$1,091	$1,083	$2,108	$2,079

Matching crude oil, gas and refined product buy/sell transactions settled in cash:
E&P	63	77	117	149
RM&T	1,686	1,056	3,337	1,889

Total buy/sell transactions	$1,749	$1,133	$3,454	$2,038

E&P segment revenues remained relatively flat in the second quarter of 2003 from the comparable prior-year period. For the first six months of 2003, revenues increased by $429 million from the prior-year period. The increase was primarily due to higher natural gas and liquid hydrocarbon prices. This increase was partially offset by lower liquid hydrocarbon and natural gas volumes. Derivative losses totaled $32 million and $85 million in second quarter and the first six months of 2003, compared to gains of $19 million and $27 million in second quarter and first six months of 2002.

RM&T segment revenues increased by $1.228 billion in the second quarter of 2003 from the comparable prior-year period. For the first six months of 2003, revenues increased by $4.177 billion from the prior-year period. The increases primarily reflected higher refined product selling prices and increased matching crude oil buy/sell transaction volumes and prices.

OERB segment revenues increased by $377 million in the second quarter of 2003 from the comparable prior-year period. For the first six months of 2003, revenues increased by $765 million from the comparable prior-year period. The increases primarily reflected higher natural gas and liquid hydrocarbons prices. Derivative gains totaled $19 million and $1 million in second quarter and the first six months of 2003, compared to gains (losses) of $1 million and $(3) million in second quarter and first six months of 2002.

Income (loss) from equity method investments decreased by $99 million and $75 million in the second quarter and the first six months of 2003 from the comparable prior-year periods. The decreases are due to a $124 million loss on the dissolution of MKM Partners L.P., partially offset by increased earnings of other equity method investments due to higher natural gas and liquid hydrocarbons prices. For further discussion, see Note 5 to the Consolidated Financial Statements.

Net gains on disposal of assets increased by $118 million and $112 million in the second quarter and the first six months of 2003 from the comparable prior-year periods. The increases are primarily due to the sales of Marathon’s interest in CLAM Petroleum B.V., SSA stores in Florida, South Carolina, North Carolina and Georgia, and certain fields in the Big Horn Basin of Wyoming.

Cost of revenues for the second quarter of 2003 increased by $1.498 billion from the comparable prior-year period. For the first six months of 2003, cost of revenues increased by $4.672 billion from the comparable prior-year period. The increases in the RM&T segment primarily reflected higher acquisition costs for crude oil, refined products, refinery charge and blend feedstocks and natural gas. The increases in the OERB segment were primarily a result of higher natural gas and liquid hydrocarbon costs.

Selling, general and administrative expenses for the second quarter and the first six months of 2003 increased by $62 million and $82 million from the comparable prior-year periods, primarily as a result of increased employee benefits and other employee related costs. Increased pension expense resulted from changes in actuarial assumptions and a decrease in realized returns on plan assets. Also Marathon changed assumptions in the health care cost trend rate from 7.5% to 10%, resulting in higher retiree health care costs.

Inventory market valuation reserve is established to reduce the cost basis of inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. First six months 2002 results of operations include credits to income from operations of $72 million.

Net interest and other financing costs for the second quarter and the first six months of 2003 decreased by $31 million and $30 million, respectively, compared to the same periods last year. The decrease is due to foreign currency gains (losses) of $14 million and $(6) million for the second quarter 2003 and 2002 and $13 million and $(5) million for the first six months of 2003 and 2002, respectively. Additionally, an increase in capitalized interest and gains on interest rate swaps has contributed to the reduction of net interest and other financing costs for 2003.

Loss from early extinguishment of debt in the second quarter of 2002 was attributable to the retirement of $193 million aggregate principal amount of debt, resulting in a loss of $41 million. In July 2002, Marathon retired an additional $144 million, resulting in a loss of $12 million that was recognized in the third quarter of 2002. As a result of the adoption of SFAS No. 145, the early extinguishment of debt that was previously reported as an extraordinary item has been reclassified into income before income taxes. The adoption of SFAS No. 145 had no impact on net income for 2002.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest, increased $23 million and $42 million in the second quarter and the first six months of 2003 from the comparable 2002 periods, due to higher MAP income as discussed below for the RM&T segment.

Provision for income taxes in the second quarter of 2003 and the first six months of 2003 increased by $54 million and $190 million from the comparable 2002 periods primarily due to a $134 million and $519 million increase in income before income taxes in 2003 compared to 2002. The effective tax rate for the first six months of 2003 was 36.7% compared to 36.8% for the comparable period in 2002.

Cumulative effect of changes in accounting principles of $4 million, net of a tax provision of $4 million in the first six months of 2003 represents the adoption of SFAS No. 143, in which Marathon recognized in income the cumulative effect of recording the fair value of asset retirement obligations. The $13 million gain, net of a tax provision of $7 million, in the first six months of 2002 represents the adoption of certain interpretations of SFAS No. 133 in which Marathon recognized in income the effect of changes in the fair value of two long-term natural gas contracts in the United Kingdom. For further discussion, see Note 2 to the Consolidated Financial Statements.

Net income for the second quarter and first six months increased by $80 million and $320 million in 2003 from 2002, primarily reflecting the factors discussed above.

Results of Operations by Segments

Income from operations for the second quarter and the first six months of 2003 and 2002 is summarized in the following table:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions)	2003	2002	2003	2002
E&P
Domestic	$237	$198	$592	$287
International	84	67	264	145

E&P segment income	321	265	856	432
RM&T	253	211	320	160
OERB	39	17	50	40

Segment income	613	493	1,226	632
Items not allocated to segments
Administrative expenses	(49)	(39)	(93)	(83)
Gain on disposal of assets	106	—	106	—
Loss on dissolution of MKM Partners L.P.(a)	(124)	—	(124)	—
IMV reserve adjustment(b)	—	1	—	72
Gain (loss) on ownership change in MAP	(4)	2	—	4

Total income from operations	$542	$457	$1,115	$625

(a)	See Note 5 to the Consolidated Financial Statements for a discussion of the dissolution of MKM Partners L.P.
(b)	The IMV reserve reflects the extent to which the recorded LIFO cost basis of inventories of liquid hydrocarbons and refined petroleum products exceeds net realizable value.

Domestic E&P income in the second quarter of 2003 increased by $39 million from last year’s second quarter. Results in the first six months of 2003 increased by $305 million from the same period in 2002. The increase in both periods was primarily due to higher natural gas and liquid hydrocarbon prices. This increase was partially offset by lower liquid hydrocarbon and natural gas volumes. Derivative losses totaled $21 million and $67 million in second quarter and the first six months of 2003, compared to gains of $23 million and $15 million in second quarter and first six months of 2002.

Marathon’s domestic average realized liquid hydrocarbons price excluding derivative activity was $24.87 and $27.60 per barrel (“bbl”) in second quarter and the first six months of 2003, compared with $22.49 and $20.28 per bbl in the comparable prior periods. Average gas prices were $4.40 and $4.91 per thousand cubic feet (“mcf”) excluding derivative activity in second quarter and the first six months of 2003, compared with $2.99 and $2.66 per mcf in the corresponding 2002 periods.

Domestic net liquid hydrocarbons production decreased 10 percent to 116 thousand barrels per day (“mbpd”) in the first six months of 2003, as a result of natural declines mainly in the Gulf of Mexico and dispositions. Net natural gas production averaged 743 million cubic feet per day (“mmcfd”), down 2 percent from the 2002 comparable periods.

International E&P income in the second quarter of 2003 increased by $17 million from last year’s second quarter. Results in the first six months of 2003 increased by $119 million from the same period in 2002. These increases were primarily a result of higher natural gas prices partially offset by lower liquid hydrocarbon volumes. Derivative losses totaled $11 million and $18 million in second quarter and the first six months of 2003, compared to losses of $4 million and gains of $12 million in second quarter and first six months of 2002.

Marathon’s international average realized liquid hydrocarbons price excluding derivative activity was $23.76 and $26.88 per bbl in second quarter and the first six months of 2003, compared with $23.37 and $22.11 per bbl in the comparable prior period. Average gas prices were $3.05 and $3.27 per mcf excluding derivative activity in second quarter and the first six months of 2003, compared with $2.49 and $2.56 per mcf in the corresponding 2002 periods.

International net liquid hydrocarbons production decreased 6 percent to 80 thousand barrels per day (“mbpd”) in the first six months of 2003, as a result of rebalancing and timing of liftings. Net natural gas production averaged 508 mmcfd, up 2 percent from the 2002 comparable period as a result of increased production in Equatorial Guinea.

RM&T segment income in the second quarter of 2003 increased by $42 million from last year’s second quarter. Results in the first six months of 2003 increased by $160 million from the same period in 2002. The increases primarily reflect a higher refining and wholesale marketing margin due to improved crack spreads and sweet/sour crude differentials. These improvements were partially offset by lower production at MAP’s refineries resulting from planned and unplanned maintenance. The significant amount of planned maintenance activity at the Garyville and Texas City refineries in the first quarter of 2003, as well as some unplanned maintenance at other refineries lowered total refinery inputs approximately 64,000 barrels a day, in the first six months of 2003 compared to the same period in 2002. The reduction in throughputs during the first six months of 2003 resulted in a reduction in the amount of manufactured refined products available to sell in the first six months of 2003 compared to the 2002 comparable period. In addition, the improved sweet/sour crude differentials were partially offset by the steep backwardation in the crude oil markets, a situation that occurs when market prices are expected to be lower in future months than today. Manufacturing costs were up substantially due to higher maintenance and natural gas costs. Derivative losses were $17 million and $98 million in the second quarter and first six months of 2003 as compared to $15 million and $46 million in the same periods of 2002. These derivative losses were generally incurred to mitigate the price risk of certain crude oil and other feedstock purchases and to protect carrying values of inventories.

OERB segment income in the second quarter of 2003 increased by $22 million from last year’s second quarter. Results in the first six months of 2003 increased by $10 million from the same period in 2002. The increases in 2003 were primarily the result of increased earnings from Marathon’s equity investment in the Equatorial Guinea methanol plant and from natural gas marketing activities, including mark-to-market valuation gains (losses) in associated derivatives. These increases were partially offset by costs associated with emerging integrated gas projects.

Dividends to Stockholders

On July 30, 2003, the Marathon Board of Directors declared dividends of 25 cents per share, payable September 10, 2003, to stockholders of record at the close of business on August 20, 2003.

Cash Flows

Net cash provided from operating activities was $1.078 billion in the first six months of 2003, compared with $738 million in the first six months of 2002. The $340 million increase mainly reflects the higher worldwide natural gas and liquid hydrocarbons prices and a higher refining and wholesale marketing margin.

Capital expenditures in the first six months of 2003 totaled $849 million compared with $640 million in the same period of 2002, excluding the acquisitions of KMOC in the first six months of 2003 and Equatorial Guinea interests in the first six months of 2002. The $209 million increase mainly reflected increased spending in the RM&T segment at the Catlettsburg refinery and on the Cardinal Products Pipeline and the E&P segment in West Africa and Norway. For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 33.

Acquisitions included cash payments of $220 million in the second quarter of 2003 for the acquisition of KMOC. Acquisitions included cash payments of $1.160 billion in the first six months of 2002 for the acquisitions of Equatorial Guinea interests. For further discussion of acquisitions, see Note 4 to the Consolidated Financial Statements.

Cash from disposal of assets was $316 million in the first six months of 2003, compared with $31 million in the first six months of 2002. In 2003, proceeds were primarily from the disposition of Marathon’s interest in CLAM Petroleum B.V., SSA stores and certain fields in the Big Horn Basin of Wyoming. In 2002, proceeds were primarily from the disposition of certain SSA stores.

Net cash used in financing activities was $256 million in the first six months of 2003, compared with net cash provided of $708 million in the first six months 2002. The decrease was due to activity in 2002 primarily associated with financing the acquisitions of Equatorial Guinea interests of $1.160 billion. This was partially offset by the $295 million repayment of preferred securities in the first six months of 2002 that became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $110 million to retire the 6.50% Cumulative Convertible Preferred Stock. Additionally, distributions to the minority shareholder of MAP were $26 million in the first six months of 2003, compared to none in the comparable 2002 period.

Derivative Instruments

See “Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk.

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

Marathon has a committed $1.354 billion long-term revolving credit facility that terminates in November 2005 and a committed $574 million 364-day revolving credit facility that terminates in November 2003. At June 30, 2003, there were no borrowings against these facilities. At June 30, 2003, Marathon had $47 million in commercial paper outstanding under the U.S. commercial paper program that is backed by the long-term revolving credit facility. Additionally, at June 30, 2003, Marathon had other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn.

MAP had a committed $350 million short-term revolving credit facility which expired in July 2003. There were no borrowings against this facility at June 30, 2003. Additionally, MAP has a $190 million revolving credit agreement with Ashland that expires in March 2004. As of June 30, 2003, MAP did not have any borrowings against this facility. MAP’s future liquidity and capital resources are expected to be funded through internally generated cash flow and borrowings from Marathon.

As of June 30, 2003, KMNGG had a $40 million committed loan facility. At June 30, 2003, there were borrowings of $29 million against this facility. The KMNGG loan facility was repaid on July 28, 2003 and termination notices have been delivered to the lender.

In 2002, Marathon filed a new universal shelf registration statement with the Securities and Exchange Commission registering $2.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities. As of June 30, 2003, no securities had been offered under this shelf registration statement.

Marathon’s cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 42 percent at June 30, 2003, compared to 45 percent at year-end 2002. This includes approximately $546 million of debt that is serviced by United States Steel.

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

Contractual Cash Obligations

Subsequent to December 31, 2002, there have been no significant changes to Marathon’s obligations to make future payments under existing contracts. The portion of Marathon’s obligations to make future payments under existing contracts that have been assumed by United States Steel has not changed significantly subsequent to December 31, 2002.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact Marathon’s liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under generally accepted accounting principles. For Marathon, off-balance sheet arrangements primarily include certain guarantee contracts disclosable under FASB Interpretation No. 45 and an operating lease of two tankers that transport liquefied natural gas (“LNG”). Under that lease, Marathon is deemed to have a variable interest in the leased assets, as that term is defined by FASB Interpretation No. 46. Since Marathon is not considered the primary beneficiary of this variable interest entity, Marathon will not be required to consolidate this variable interest entity as of July 1, 2003.

Although off-balance sheet arrangements serve a variety of Marathon’s business purposes, Marathon is not dependent on these arrangements to maintain its liquidity and capital resources; nor is management aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.

There have been no significant changes to Marathon’s off-balance sheet arrangements subsequent to December 31, 2002. Changes in guarantees since December 31, 2002 are described in Note 11 to the Consolidated Financial Statements on page 14.

Nonrecourse Indebtedness of Investees

Certain equity investees of Marathon have incurred indebtedness that Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $373 million as of June 30, 2003. Of this amount, $210 million relates to PTC. In the event of default by any of these equity investees, Marathon has no obligation to support the debt. Marathon’s partner in PTC has guaranteed $157 million of the total PTC debt.

Obligations Associated with the Separation of United States Steel

On December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel to holders of its USX—U. S. Steel Group class of common stock (“Steel Stock”) in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the “Separation”).

Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. United States Steel’s obligations to Marathon are general unsecured obligations that rank equal to United States Steel’s accounts payable and other general unsecured obligations. In the event of United States Steel’s failure to satisfy these obligations, Marathon would become responsible for repayment. As of June 30, 2003, Marathon has identified the following obligations totaling $690 million that have been assumed by United States Steel:

•	$470 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $7 million at June 30, 2003.

•	$76 million of sale-leaseback financing under a lease for equipment at United States Steel’s Fairfield Works, with a term extending to 2012, subject to extensions. There was no accrued interest payable on this financing at June 30, 2003.

•	$122 million of operating lease obligations, of which $71 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.

•	A guarantee of United States Steel’s $15 million contingent obligation to repay certain distributions from its 50 percent owned joint venture PRO-TEC Coating Company.

•	A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel has reported that it currently has no unpaid outstanding obligations to the limited partners.

Of the total $690 million, obligations of $553 million and corresponding receivables from United States Steel were recorded on Marathon’s consolidated balance sheet (current portion—$11 million; long-term portion—$542 million). The remaining $137 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

Each of Marathon and United States Steel, as members of the same consolidated tax reporting group during taxable periods ended on or prior to December 31, 2001, is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for those periods. Marathon and United States Steel have entered into a tax sharing agreement that allocates tax liabilities relating to taxable periods ended on or prior to December 31, 2001. The agreement includes indemnification provisions to address the possibility that the taxing authorities may seek to collect a tax liability from one party where the tax sharing agreement allocates that liability to the other party.

United States Steel reported in its most recent periodic filing with the Securities and Exchange Commission, which was its Form 10-Q for the period ended June 30, 2003 filed August 13, 2003, that it has significant restrictions related to its indebtedness, including cross-default and cross-acceleration clauses on selected debt that could have an adverse effect on its financial position and liquidity. That report states: “U.S. Steel management believes that U.S. Steel’s liquidity will be adequate to satisfy its obligations for the foreseeable future.... If there is a prolonged delay in the recovery of the manufacturing sector of the U. S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sale of non-strategic assets and other cash conservation measures.”

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

Marathon has been notified that it is a potentially responsible party (“PRP”) at 11 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as of June 30, 2003. In addition, there are 4 sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies.

There are also 86 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 14 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

Marathon accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

New or expanded environmental requirements, which could increase Marathon’s environmental costs, may arise in the future. Marathon intends to comply with all legal requirements regarding the environment, but since not all of them are fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, Marathon does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2003.

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

In March 2002, MAP met with the Illinois Environmental Protection Agency (“IEPA”) concerning MAP’s self-reporting of possible emission exceedences and permitting issues related to some storage tanks at MAP’s Robinson, Illinois facility. In April 2002, MAP submitted to the IEPA a comprehensive settlement proposal that was rejected. MAP had subsequent discussions with the IEPA and the Illinois Attorney General’s office in 2002 and anticipates additional discussions during 2003.

During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (“CAA”) and other violations with the U. S. Environmental Protection Agency covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects is approximately $360 million over the eight-year period, with about $130 million incurred through June 30, 2003. The impact of the settlement on ongoing operating expenses is expected to be immaterial. In addition, MAP has completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

Other Contingencies

Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to Marathon. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

MAP has instituted a number of process and facility modifications at its Catlettsburg refinery to correct the operating conditions that led to a product quality issue in 2002. MAP has now completed the inspection and cleaning of all the segments of the Catlettsburg refinery’s distribution and storage system known to have been impacted.

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

Marathon estimates its 2003 production will average 395,000 barrels of oil equivalent per day (“BOEPD”), taking into consideration the acquisitions and dispositions made to date, but excluding the impact of any future acquisitions or dispositions of producing properties.

On April 15, 2003, Marathon announced the success of the first well of its 2003 Norwegian continental shelf exploration program on the Kneler prospect situated on production license (PL) 203. Located approximately 140 miles from Stavanger, Norway in 390 feet of water, the Kneler 25/4-7 exploration well encountered high quality crude oil in a gross oil column of 155 feet with 115 net feet of pay in the Heimdal Formation. The Kneler well reached a total depth of 7,425 feet. On May 27, 2003, Marathon announced a second discovery in Norway on the company operated Boa 24/6-4 well. The discovery well is located in PL 088BS and is about 4.5 miles northwest of the Kneler discovery. The Boa well was drilled into the Heimdal Formation to a total depth of 7,531 feet. This well encountered an 82 foot gross gas column and a 92 foot gross oil column. Preliminary results indicate that the oil is a high quality 36 degree API gravity. Both the Kneler and Boa wells have been suspended for potential reentry in the future. Lastly, Marathon completed drilling the Gekko prospect on PL 203. This well reached a total depth of about 7,500 feet and encountered non-commercial oil and gas. This well has been plugged and abandoned. Marathon is analyzing development scenarios for Boa, Kneler and the previously discovered Kameleon Field. A development plan is expected to be finalized by early 2004. Marathon is operator of the leases covering the Boa, Kneler and Kameleon fields with a 65-percent working interest. Marathon plans to drill the next exploration well in the third quarter of 2003 on the Klegg prospect, where Marathon holds a 47 percent interest. Klegg is located about five miles north of the Heimdal platform and, if successful, plans call for an early tie-in to the Heimdal infrastructure. Marathon also is participating in two development wells with a 20-percent working interest in the outside operated Byggve and Skirne fields with first production expected in early 2004.

On May 15, 2003, Marathon announced the participation in the first discovery on Block 32 offshore Angola. This is Marathon’s second deepwater discovery offshore Angola. The Gindungo-1 well was drilled in a water depth of 4,739 feet and successively tested at rates of 7,400 and 5,700 barrels of light oil per day from two separate zones. This discovery is located in the eastern portion of Block 32, about 40 miles from the Girassol Field (Block 17). Current plans call for one additional exploration or appraisal well in 2003 on Block 32. Marathon has a 30-percent interest in Block 32. In other deepwater activity offshore Angola, Marathon also announced a discovery at the Saturno Prospect on Block 31. The Saturno well is located in a water depth of 5,919 feet and is northeast of the Plutao discovery announced in 2002. The Saturno well was tested at a flow rate of 5,000 barrels of oil per day. Marathon is currently participating in a well on the Marte Prospect in Block 31, which is located north of Saturno and Plutao. The Marte well should reach total depth in the third quarter 2003. Marathon has a 10-percent working interest in Block 31.

On July 23, 2003, Marathon announced a natural gas discovery on Block D offshore Equatorial Guinea, where Marathon is operator with 90-percent interest. The discovery well is on the Bococo Prospect, located in 238 feet of water, approximately six miles west of the Alba gas/condensate field. The well was drilled to a depth of 6,110 feet and encountered 185 feet of net gas pay. The well has been suspended for reentry at a later date. The Bococo gas discovery complements three earlier dry gas discoveries on Block D for future development. Marathon plans for this gas to be developed in conjunction with the proposed liquefied natural gas project for the Alba Field, which will be located on Bioko Island, which is a component of Marathon’s integrated gas strategy. Marathon is the operator of Block D with a 90-percent interest. Marathon plans to drill one more exploration well in 2003 in Equatorial Guinea.

On August 8, 2003, Marathon announced the successful completion of an appraisal well at the Neptune discovery in the Gulf of Mexico. The Neptune-5 well is located in Atwater Valley Block 574 in 6,215 feet of water. The well was drilled to a depth of 19,142 feet and encountered more than 500 feet of net oil pay. Neptune is within the Atwater Fold belt trend to the east of the Mad Dog and Atlantis fields. Marathon has a 30-percent interest in the outside operated Neptune Unit, which consists of five outer continental shelf blocks.

On August 12, 2003, Marathon announced a discovery on the Perseus prospect, in Viosca Knoll Block 830 in the Gulf of Mexico. The Perseus discovery well is located in 3,376 feet of water, approximately 150 miles southeast of New Orleans and approximately five miles from the existing Petronius platform. The discovery well was drilled to a total depth of 13,134 feet and encountered 166 net feet of oil pay. The Perseus discovery will be produced from the Petronius platform and is expected to begin production in 2005. Marathon has a 50-percent interest in the outside operated Perseus prospect.

In 2002, Marathon secured government approval of the phase 2B liquefied petroleum gas (LPG) expansion project for the Alba field offshore Equatorial Guinea, complementing the phase 2A offshore and condensate expansion project. Upon planned completion of phase 2A (fourth quarter 2003) and phase 2B (fourth quarter 2004), gross production is expected to increase from 40,000 (22,000 net) BOEPD to approximately 90,000 (50,000 net) BOEPD. This new total volume will consist of 54,000 (30,000 net) bpd of condensate, 16,000 (9,000 net) bpd of LPG and 120 (68 net) mmcfd of natural gas.

On June 24, 2003, Marathon and Qatar Petroleum signed a statement of intent to pursue technical and commercial discussions that could lead to a gas-to-liquids (GTL) project in Qatar. Marathon has been engaged in GTL research and development since the early 1990s with the goal of developing ultra-clean diesel fuel. Currently, Marathon is participating in a GTL demonstration plant under construction at the Port of Catoosa near Tulsa, Oklahoma. This complex is part of an ultra-clean fuels production and demonstration project.

Other major upstream activities, which are currently underway or under evaluation, include:

•	Braemar, in the U.K. North Sea, where a subsea development well will be tied back to the East Brae platform;
•	Powder River Basin, where Marathon plans to drill between 350 to 400 coal bed natural gas wells, all of which are permitted;
•	Ireland, where the Greensand subsea well was recently drilled and tied back to the Kinsale Head facilities;
•	Foinaven, in the Atlantic Margin offshore the U.K., where Marathon plans to drill three or four developmental wells, all of which are permitted;
•	Alaska, where Marathon had a natural gas discovery on the Ninilchik Unit on the Kenai Peninsula with additional drilling planned in 2003 and beyond; and
•	Eastern Canada, where Marathon drilled the Annapolis G-24 gas discovery well during 2002 and expects to drill two additional exploration wells during 2004-2005.

On April 30, 2003, an Irish planning authority refused permission for a proposed onshore terminal to bring ashore gas from the Corrib field. Marathon and its partners are performing a full review of the Corrib project and are evaluating various other alternatives before making any decisions on its future.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon and natural gas production, the exploration drilling program and possible additional resources. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production and the exploration drilling program include acts of war or terrorist acts and the governmental or military response, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, unforeseen hazards such as weather conditions and other geological, operating and economic considerations. The forward-looking information related to possible reserve additions is based on certain assumptions, including, among others, presently known physical data concerning size and character of reservoirs, economic recoverability, technology development, future drilling success, production experience, industry economic conditions, levels of cash flow from operations and operating conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Refining, Marketing and Transportation

Marathon’s RM&T segment income is largely dependent upon the refining and wholesale marketing margin for refined products, the retail gross margin for gasoline and distillates, and the gross margin on retail merchandise sales. The refining and wholesale marketing margin reflects the difference between the wholesale selling prices of refined products and the cost of raw materials refined, purchased product costs and manufacturing expenses. Refining and wholesale marketing margins have been historically volatile and vary from the impact of competition and with the level of economic activity in the various marketing areas, the regulatory climate, the seasonal pattern of certain product sales, crude oil costs, manufacturing costs, the available supply of crude oil and refined products, and logistical constraints. The retail gross margin for gasoline and distillates reflects the difference between the retail selling prices of these products and their wholesale cost, including secondary transportation. Retail gasoline and distillate margins have also been historically volatile, but tend to be countercyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations that impact driving conditions. The gross margin on retail merchandise sales tends to be less volatile than the retail gasoline and distillate margin. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items, the impact of competition and the level of economic activity in the marketing area.

At its Catlettsburg, Kentucky refinery, MAP is completing an approximately $400 million multi-year integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units that, in addition to improving profitability, will reduce the refinery’s total gasoline pool sulfur below 30 ppm, thereby eliminating the need for additional low sulfur gasoline compliance investments at the refinery based on current regulations. The project is expected to be completed in late 2003.

A MAP subsidiary, Ohio River Pipe Line LLC (“ORPL”), is building a pipeline from Kenova, West Virginia to Columbus, Ohio. The pipeline will be an interstate common carrier pipeline. The pipeline will be known as Cardinal Products Pipeline and is expected to initially move about 50,000 barrels per day of refined petroleum into the central Ohio region. On July 2, 2003, the U.S. Army Corp of Engineers suspended the construction permit citing environmental compliance issues. MAP is currently operating under an interim action plan approved by the U.S. Army Corp of Engineers on July 5 that allowed work crews to return to the job on July 7 to conduct limited activities. A comprehensive plan is being developed to ensure future compliance that will need to be approved by the U.S. Army Corps of Engineers before the construction permit is reinstated. MAP expects to complete construction by the end of the third quarter 2003 and, barring any other unforeseen delays, the line should be operational in the fourth quarter 2003.

The above discussion includes forward-looking statements with respect to the Catlettsburg refinery and the Cardinal Products Pipeline system. Some factors that could potentially cause the actual results from the Catlettsburg investment program to differ materially from current expectations include unforeseen hazards such as weather conditions, the completion of construction and regulatory approval constraints. Factors that could impact the Cardinal Products Pipeline include completion of construction, reinstatement of the construction permit, and unforeseen hazards such as weather conditions. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Other Energy Related Businesses

Marathon has awarded a front-end engineering and design (“FEED”) contract for the proposed phase 3 LNG project in Equatorial Guinea. Phase 3 would involve the construction of a LNG liquefaction plant and related facilities to further commercialize the gas resources in Alba field.

On May 13, 2003, Marathon announced that it had signed a letter of understanding with a subsidiary of BG Group plc (“BGML’) under which BGML would purchase 3.4 million metric tons of LNG annually for a period of 17 years from the proposed phase 3 LNG project facility. Shipments would begin in 2007, the proposed startup date for the LNG facility. A definitive agreement is expected to be concluded by the end of 2003.

On May 27, 2003, Marathon, the Government of Equatorial Guinea and GEPetrol, the national oil company of Equatorial Guinea, announced they had signed a heads of agreement on a package of fiscal terms and conditions for the development of the LNG project on Bioko Island.

Marathon has proposed plans and awarded a FEED contract for a major LNG regasification and power generation complex near Tijuana in the Mexican state of Baja California to be called the Tijuana Regional Energy Center. The proposed project is an integrated complex planned to consist of a 750 mmcf per day LNG offloading terminal and regasification plant, a 1,200-megawatt power generation plant, a 20-million gallon per day water desalination plant, wastewater treatment facilities and natural gas pipeline infrastructure. Construction of the facilities should begin in late 2003 or early 2004 with expected startup in 2006. On May 8, 2003, Marathon announced that Mexico’s Comisión Reguladora de Energía (Energy Regulatory Commission) awarded a gas-storage permit for the construction and operation of the LNG storage facility. This gas-storage permit gives Marathon and its partners the necessary federal approval to offload LNG, and to regasify LNG at the proposed complex to supply clean-burning natural gas to regional markets. On July 24, 2003, Marathon and its joint development partners in the project announced it had signed a memorandum of understanding (MOU) with BPMIGAS, the government regulator of Indonesian upstream oil and gas activities, under which BPMIGAS would coordinate the negotiation of liquefied natural gas (LNG) supply agreements to provide Marathon with between three and six million metric tons of LNG per year for a period of 20 years.

The above discussion contains forward-looking statements with respect to the estimated construction and startup dates of a LNG liquefaction plant and related facilities, the purchase of LNG by BGML, and the estimated commencement dates for construction and startup of a LNG regasification, power generation and related facilities. Factors that could affect the purchase of LNG by BGML and the estimated construction and startup dates of the LNG liquefaction plant and related facilities include, without limitation, the successful negotiation and execution of a definitive purchase and sale agreement for LNG supply, board approval of the transactions, approval of the LNG project by the Government of Equatorial Guinea, unforeseen difficulty in negotiation of definitive agreements among project participants, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient financing, unanticipated changes in market demand or supply, competition with similar projects, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. Some factors that could affect the estimated commencement dates for construction and startup of the LNG regasification, power generation and related facilities include, but are not limited to, unforeseen difficulty in the negotiation of definitive agreements among project participants, identification of additional participants, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient project financing, unanticipated changes in market demand or supply, competition with similar projects, environmental and permitting issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Corporate Matters

As part of Marathon’s commitment to maintain financial discipline and high-grade its asset portfolio, the company announced an asset rationalization program in February 2003 to divest certain upstream and downstream assets determined to be non-core to Marathon’s strategy. Marathon currently estimates that asset sales in 2003 are likely to exceed $700 million. Proceeds will be used to strengthen the balance sheet and to invest in business opportunities consistent with Marathon’s strategy to create superior long-term value growth. Marathon has completed the process of soliciting offers for the sale of its interests in western Canada. Several offers are currently being evaluated. On June 30, 2003, Marathon and Kinder Morgan signed an agreement to explore the potential sale of Marathon’s interest in the Yates field to Kinder Morgan. A decision is expected during the fourth quarter of 2003.

About six months ago, Marathon started a business transformation effort. Over the course of the last several months, a critical examination of the cost structure, processes, and the ability to focus and execute Marathon’s strategy with speed and efficiency was performed. The assessment phase of this project is nearing completion. A series of enhancements will be implemented over the course of the next ten to twelve months, with much of the implementation to occur in 2003.

Marathon expects that U.S. and International pension and other U.S. postretirement plan expense in 2003 will increase approximately $29 million from previously reported estimates and approximately $104 million from 2002 levels. Of those amounts, pension and other postretirement plan expense for MAP will increase approximately $12 million from previously reported estimates and approximately $57 million from 2002 levels. The increase resulted from lower returns on plan assets, higher payouts from variable pay plans and higher health care claims for 2002 than previously estimated.

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

New Accounting Standards

The FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” on April 30, 2003. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Marathon does not expect the adoption of this Statement to have a material effect on either its financial position or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” on May 30, 2003. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Marathon does not expect the adoption of this Statement to have a material effect on either its financial position or results of operations.

At the May 2003 EITF meeting, the EITF reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Is a Lease” (“EITF 01-08”). This guidance may modify the accounting for agreements that historically have not been considered leases under applicable authoritative literature. This guidance is effective for all arrangements that are agreed upon, committed to, or modified after the beginning of an entity’s next fiscal quarter following May 28, 2003. At this time, Marathon cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

Marathon implemented the disclosure requirements of FIN 46 on December 31, 2002. In accordance with the guidance set forth in FIN 46, Marathon will adopt the consolidation requirements as of July 1, 2003. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46 as previously discussed in Note 2, Marathon is not deemed to be a primary beneficiary under the new consolidation rules.

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets, were issued in June 2001 and became effective July 1, 2001 and January 1, 2002, respectively. It is Marathon’s understanding that the Securities and Exchange Commission (SEC) has questioned other SEC registrants as to whether they properly adopted the provisions of SFAS No. 141 and SFAS No. 142, with respect to how the costs of acquiring contractual mineral interests in oil and gas properties should be classified on the balance sheet. It is also Marathon’s understanding that the Financial Accounting Standards Board (FASB), the SEC and others are engaged in discussions on the issue of whether SFAS No. 141 and SFAS No. 142 require that mineral or drilling rights or leases, concessions or other interest representing the right to extract oil or gas be classified as intangible assets or as oil and gas properties.

Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles. Although Marathon has not been contacted by the SEC staff on this issue, it is possible that the SEC staff could require Marathon to revise prospectively the balance sheet classification of these costs. If such a reclassification were required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.6 billion, $2.4 billion and $1.8 billion as of June 30, 2003, December 31, 2002 and December 31, 2001, respectively. Should such a change be required, there would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Also, there would be no impact on any covenants contained in Marathon’s debt agreements and the terms of Marathon’s other contractual arrangements would not be impacted in any material respect.

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

Commodity Price Risk

In the normal course of its business, Marathon is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. To a lesser extent, Marathon is exposed to the risk of price fluctuations on natural gas liquids and petroleum feedstocks used as raw materials. Sensitivity analyses of the incremental effects on income from operations of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative instruments as of June 30, 2003 are provided in the following table:

	Incremental Decrease in Income from Operations Assuming a Hypothetical Price Change of: (a)
(In millions)	10%	25%
Commodity Derivative Instruments(b)(c)
Crude oil(d)	$67.6(e)	$174.2	(e)
Natural gas(d)	45.1(e)	114.1	(e)
Refined products(d)	2.1(e)	7.6	(e)

(a)	Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying anticipated transactions. Effects of these offsets are not reflected in the sensitivity analysis. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 2003. Marathon management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio subsequent to June 30, 2003, would cause future pretax income effects to differ from those presented in the table.
(b)	Net open contracts for the combined E&P and OERB segments varied throughout second quarter 2003, from a low of 30,567 contracts at May 31, 2003, to a high of 37,287 contracts at April 1, 2003, and averaged 34,059 for the quarter. The number of net open contracts for the RM&T segment varied throughout second quarter 2003, from a low of 93 contracts at June 18, 2003, to a high of 19,086 contracts at April 22, 2003, and averaged 9,369 for the quarter. The derivative commodity instruments used and hedging positions taken will vary, and because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.
(c)	Gains and losses on options are based on changes in intrinsic value only.
(d)	The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income from operations when applied to the derivative commodity instruments used to hedge that commodity.
(e)	Price increase.

E&P Segment

At June 30, 2003 the following commodity derivative contracts were outstanding. All contracts currently qualify for hedge accounting unless noted.

Contract Type(a)	Period	Daily Volume(b)	% of Estimated Production(b)	Average Price
Natural Gas
Option collars	July - December 2003	285 mmcfd(c)	27%	$4.97—$3.83 mcf
Option collars	2004	23 mmcfd	2%	$7.15—$4.25 mcf
Swaps	2004	50 mmcfd	5%	$5.02 mcf
Crude Oil
Option collars	July - December 2003	26 mbpd(d)	13%	$28.49—$22.87 bbl
Swaps	July - December 2003	39 mbpd	20%	$26.17 bbl
Swaps	2004 – 2006	6 mbpd	3%	$20.68 bbl

(a)	These contracts may be subject to margin calls above certain limits established by counterparties.
(b)	Volumes and percentages are based on the estimated production on an annualized basis.
(c)	18 mmcfd does not currently qualify for hedge accounting; that portion of these contracts is being marked-to-market and included in income.

(d)	5 mbpd does not currently qualify for hedge accounting; that portion of these contracts is being marked-to-market and included in income.

Derivative gains (losses) included in the E&P segment were $(85) million and $27 million for the first six months of 2003 and 2002, respectively. Losses of $13 million and gains of $12 million are included in segment results for the first six months of 2003 and 2002, respectively, on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market. Additionally, losses of $7 million and gains of $19 million from discontinued cash flow hedges are included in segment results for the first six months of 2003 and 2002, respectively. The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive income (loss) as it was no longer probable that the original forecasted transactions would occur.

RM&T Segment

Marathon’s RM&T operations generally use derivative commodity instruments to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of inventories, to protect margins on fixed price sales of refined products and to lock-in the price spread between refined products and crude oil. Derivative losses included in RM&T segment income were $98 million for the first six months of 2003 compared with losses of $46 million for the first six months of 2002. MAP’s trading activity gains and losses were not significant for the first six months 2003 and 2002.

Strategy (In Millions)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Mitigate price risk	$(74)	$(40)
Protect carrying values of inventories	(36)	(19)
Protect margin on fixed price sales	3	8
Protect crack spread values	10	4
Trading activities	(1)	1

Total net derivative losses	$(98)	$(46)

Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transaction. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transaction.

Marathon’s RM&T operations has natural gas options in place to manage the price risk associated with approximately 50% of anticipated natural gas purchases for refinery use through June 2004.

OERB Segment

Marathon has used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, Marathon will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in its ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative gains (losses) included in OERB segment income were $1 million and $(3) million for the first six months 2003 and 2002, respectively. OERB’s trading activity losses of $7 million in the first six months of 2003 are included in the aforementioned amounts.

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

Interest Rate Risk

Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates as of June 30, 2003 is provided in the following table:

Financial Instruments (a) (In millions)	Fair Value (d)	Incremental Increase in Fair Value (a)
Financial assets:
Interest rate swap agreements	$35	$12
Financial liabilities:
Long-term debt (b)(c)	$5,128	$178

(a)	For long-term debt, this assumes a 10% decrease in the weighted average yield to maturity of Marathon’s long-term debt at June 30, 2003. For interest rate swap agreements, this assumes a 10% decrease in the effective swap rate at June 30, 2003.
(b)	See below for sensitivity analysis.
(c)	Includes amounts due within one year.
(d)	Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

At June 30, 2003, Marathon’s portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $178 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon’s results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Marathon has initiated a program to manage its exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce the Company’s overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. Beginning in 2002, Marathon entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates. The following table summarizes interest rate swap activity as of June 30, 2003:

Floating Rate to be Paid	Fixed Rate to be Received	Notional Amount ($Millions)	Swap Maturity	Fair Value ($Millions)
Six Month LIBOR +4.226%	6.650%	$300	2006	$4
Six Month LIBOR +1.935%	5.375%	$450	2007	$18
Six Month LIBOR +3.285%	6.850%	$400	2008	$15
Six Month LIBOR +2.698%	6.125%	$100	2012	$(2)

Subsequent to June 30, 2003, Marathon has entered into an additional $100 million notional interest rate swap agreement maturing 2012 whereby Marathon will receive a fixed rate of 6.125% and pay a floating rate of six month LIBOR +1.587%.

Foreign Currency Exchange Rate Risk

Marathon has initiated a program to manage its exposure to foreign currency exchange rates by utilizing forward contracts. The primary objective of this program is to reduce Marathon’s exposure to movements in the foreign currency markets by locking in foreign currency rates. As of June 30, 2003, Marathon had open contracts of $7 million with a fair value of less than $1 million. These forward contracts qualify as foreign currency cash flow hedges.

Credit Risk

Marathon has significant credit risk exposure to United States Steel arising from the Separation. That exposure is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Obligations Associated with the Separation of United States Steel” on page 21.

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

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of Marathon’s management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Marathon reviews and modifies its financial and operational controls on an ongoing basis to ensure that those controls are adequate to address changes in its business as it evolves. Marathon believes that its existing financial and operational controls and procedures are adequate.

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2003	2002	2003	2002
INCOME FROM OPERATIONS
Exploration and Production (a)
United States	$237	$198	$592	$287
International	84	67	264	145

E&P Segment Income	321	265	856	432
Refining, Marketing and Transportation (b)	253	211	320	160
Other Energy Related Businesses (a)	39	17	50	40

Segment Income	$613	$493	$1,226	$632

Items not allocated to segments:
Administrative expenses	$(49)	$(39)	$(93)	$(83)
Gain on asset dispositions	106	—	106	—
Loss on dissolution of MKM Partners L.P. (c)	(124)	—	(124)	—
Inventory market valuation credit	—	1	—	72
Gain on ownership change—MAP	(4)	2	—	4

Income from Operations	$542	$457	$1,115	$625

CAPITAL EXPENDITURES
Exploration and Production (a)	$303	$216	$537	$433
Refining, Marketing and Transportation	157	113	288	182
Other Energy Related Businesses (a)	14	6	22	7
Corporate	1	13	2	18

Total	$475	$348	$849	$640

EXPLORATION EXPENSE
United States	$12	$32	$50	$81
International	18	12	34	20

Total	$30	$44	$84	$101

OPERATING STATISTICS
Net Liquid Hydrocarbon Production (mbpd)(d)
United States	114.4	127.4	116.0	129.1

Europe	40.8	68.2	45.0	56.9
Other International	13.6	4.5	9.8	4.3
West Africa	32.5	22.9	25.4	24.1

Total International	86.9	95.6	80.2	85.3

Worldwide	201.3	223.0	196.2	214.4

Net Natural Gas Production (mmcfd)(d)(e)
United States	707.4	734.3	742.5	760.3

Europe	282.6	343.4	334.8	355.3
Other International	101.0	107.5	99.9	106.5
West Africa	74.3	23.2	73.4	36.1

Total International	457.9	474.1	508.1	497.9

Worldwide	1,165.3	1,208.4	1250.6	1258.2

Total production (mboepd)	395.5	424.4	404.6	424.1

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$24.87	$22.49	$27.60	$20.28

Europe	24.97	23.87	28.36	22.52
Other International	20.11	23.31	23.69	21.36
West Africa	24.10	21.85	25.78	21.32
Total International	23.76	23.37	26.88	22.11

Worldwide	$24.39	$22.87	$27.31	$21.01
Natural Gas ($ per mcf)
United States	$4.40	$2.99	$4.91	$2.66

Europe	3.01	2.37	3.22	2.66
Other International	5.23	3.35	5.68	3.00
West Africa	.25	.25	.25	.25
Total International	3.05	2.49	3.27	2.56

Worldwide	$3.87	$2.79	$4.25	$2.62
Average Sales Prices (including derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$24.50	$22.43	$26.92	$19.56

Europe	24.66	23.87	27.74	22.52
Other International	20.11	23.31	23.69	21.36
West Africa	24.10	21.85	25.78	21.32

Total International	23.61	23.37	26.53	22.11

Worldwide	$24.11	$22.83	$26.76	$20.57

Natural Gas ($ per mcf)
United States	$4.14	$3.35	$4.52	$2.89

Europe	2.62	2.23	3.01	2.85
Other International	5.23	3.35	5.68	3.00
West Africa	.25	.25	.25	.25
Total International	2.81	2.39	3.14	2.70

Worldwide	$3.60	$2.97	$3.94	$2.81

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2003	2002	2003	2002
MAP:
Refinery Runs (mbpd)
Crude oil refined	950.9	972.9	902.3	932.2
Other charge and blend stocks	129.4	134.1	113.0	147.1

Total	1,080.3	1,107.0	1,015.3	1,079.3

Refined Product Yields (mbpd)
Gasoline	582.1	597.7	533.1	594.3
Distillates	291.3	307.7	274.5	293.0
Propane	22.6	23.1	20.8	21.8
Feedstocks and special products	91.6	88.5	98.6	85.7
Heavy fuel oil	23.9	19.0	20.9	19.3
Asphalt	76.1	77.6	70.9	71.6

Total	1,087.6	1,113.6	1,018.8	1,085.7

Refined Products Sales Volumes (mbpd)(f)	1,346.4	1,351.2	1,313.5	1,289.9
Matching buy/sell volumes included in refined product sales volumes (mbpd)	65.8	80.3	72.0	67.3

Refining and Wholesale Marketing Margin(g)(h)	$0.0701	$0.0518	$0.0559	$0.0350

Number of SSA Retail Outlets	1,802	2,081	—	—
SSA Gasoline and Distillate Sales(i)	882	911	1,711	1,763
SSA Gasoline and Distillate Gross Margin(g)	$0.1229	$0.1116	$0.1198	$0.0977
SSA Merchandise Sales(j)	$590	$612	$1,112	$1,152
SSA Merchandise Gross Margin	$141	$156	$274	$286

(a)	In the fourth quarter 2002, Marathon changed its internal reporting to include costs of certain emerging integrated gas projects in Other Energy Related Businesses. Previously in 2002, these costs were reported in Exploration and Production. Segment income and capital expenditures for previous quarters in 2002 have been revised to reflect this change.
(b)	Includes MAP at 100%. RM&T segment income includes Ashland’s 38% interest in MAP of $98 million, $129 million, $82 million and $66 million in the second quarter and six months year-to-date 2003 and 2002, respectively.
(c)	See Note 5 to the Consolidated Financial Statements for a discussion of the dissolution of MKM Partners L.P.
(d)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are before royalties.
(e)	Includes gas acquired for injection and subsequent resale of 17.1, 23.4, 5.4 and 9.0 mmcfd in the second quarter and six months year to date 2003 and 2002, respectively.
(f)	Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.
(g)	Per gallon
(h)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(i)	Millions of gallons
(j)	Effective January 1, 2003, Marathon adopted EITF 02-16, which requires rebates from vendors to be recorded as reductions to cost of revenues. Rebates from vendors of $38 million and $80 million for the second quarter and six months ended June 30, 2003 are recorded as a reduction to cost of revenues. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 have not been restated and were $38 million and $82 million for the second quarter and six months ended June 30, 2002 are recorded in sales and other operating revenues.

Part II—OTHER INFORMATION:

Item 1. Legal Proceedings

Environmental Proceedings

On December 3, 2001, the Illinois Environmental Protection Agency (“IEPA”) issued a Notice of Violation to Marathon Ashland Pipe Line LLC (“MAPL”) arising out of the sinking of a floating roof on a storage tank at a Martinsville, Illinois facility. A heavy rainfall caused the floating roof to sink. MAPL has reached an agreement in principle with the IEPA and the Illinois Attorney General’s office in which MAPL will pay a $55,000 civil penalty and enter into a consent decree. The consent decree should be entered in the third quarter 2003.

In March 2002, MAP met with the IEPA concerning MAP’s self-reporting of possible emission exceedences and permitting issues related to some storage tanks at MAP’s Robinson, Illinois facility. In April 2002, MAP submitted to the IEPA a comprehensive settlement proposal that was rejected. MAP had subsequent discussions with the IEPA and the Illinois Attorney General’s office in 2002 and anticipates additional discussions during 2003.

The Kentucky Natural Resources and Environmental Cabinet (the “Cabinet”) issued the MAP Catlettsburg, Kentucky refinery a Notice of Violation regarding the Tank 845 rupture, which occurred in November of 1999. The tank rupture caused the tank’s contents to be released onto the ground and adjoining retention area. MAP has been involved in discussions with the Cabinet to resolve this matter through an agreed Administrative Order. This matter has been resolved in the second quarter of 2003 with an Administrative Order and a civil penalty of $120,000.

The U.S. Bureau of Land Management (BLM) completed a multi-year review of potential environmental impacts from coal bed methane development on federal lands in the Powder River Basin in Montana and Wyoming. The Agency’s Record of Decision (ROD) was signed on April 30, 2003 supporting increased coal bed methane development. Plaintiff environmental and other groups filed four suits in May 2003 in the U.S. District Court for the District of Montana against the BLM alleging the Agency’s environmental impact review was not adequate. Plaintiffs seek a court order enjoining coal bed methane development on federal lands in the Powder River Basin until BLM conducts additional studies on the environmental impact. In July 2003, the Court allowed Marathon to intervene as a party in two of the cases, while its remaining motion to intervene in the other two lawsuits is pending. As the lawsuits to delay energy development in the Powder River Basin progress through the courts, BLM continues to process permits to drill under the ROD.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 30, 2003. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in Marathon’s 2003 Proxy Statement.

1.	Approximately 97 percent of the votes cast were in favor of the election of Clarence P. Cazalot, Jr., David A. Daberko and William L. Davis to serve as Class I directors for a term expiring in 2006. Continuing as Class II directors for a term expiring in 2004 are Charles F. Bolden, Jr., Charles R. Lee, Dennis H. Reilley and Thomas J. Usher. Continuing as Class III directors for a term expiring in 2005 are Dr. Shirley Ann Jackson, Philip Lader, Seth E. Schofield and Douglas C. Yearley.

2.	The 2003 Incentive Compensation Plan (“Plan”) was approved. The Plan provides the means by which Marathon grants annual incentive compensation, as well as long-term incentive compensation, to its employees and equity compensation to its non-employee directors. The voting results were: for—200,706,972; against—28,956,846; and abstained—2,615,116. There were 36,695,319 broker non-votes on this proposal.

3.	PricewaterhouseCoopers LLP was elected as the independent auditors for 2003. The voting results were: for—254,221,647; against—12,898,548; and abstained—1,852,533. There were 1,525 broker non-votes on this proposal.

4.	The stockholder proposal to submit a Rights Plan to a stockholder vote was approved. This proposal asked the board of directors to redeem any poison pill previously issued (if applicable) and not adopt or extend any poison pill unless such adoption or extension has been submitted to a stockholder vote. The voting results were: for—172,602,980; against—54,801,763; and abstained—4,870,844. There were 36,698,666 broker non-votes on this proposal.

Part II—OTHER INFORMATION—(Continued):

Item 5. Other Information

The Audit Committee of the Board of Directors approved the categories of all non audit services provided by Marathon’s independent accountants during the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

Form 8-K dated April 21, 2003 (filed April 21, 2003), reporting under Item 5. Other Events, that Marathon Oil Corporation is providing a “Description of Common Stock”.

Form 8-K dated April 24, 2003 (filed April 24, 2003), reporting under Item 9. Regulation FD Disclosure, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” in accordance with Securities and Exchange Commission Release No. 33-8216 that Marathon Oil Corporation is furnishing information for the April 24, 2003 press release titled “Marathon Oil Corporation Reports First Quarter 2003 Results.”

Form 8-K dated June 20, 2003 (filed June 20, 2003), reporting under Item 5. Other Events, that Marathon Oil Corporation issued a June 20, 2003 press release titled “Marathon and Kinder Morgan Announce Plans to Dissolve MKM Partners L.P. in Permian Basin.”

Form 8-K dated July 24, 2003 (filed July 24, 2003), reporting under Item 9. Regulation FD Disclosure, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” in accordance with Securities and Exchange Commission Release No. 33-8216 that Marathon Oil Corporation is furnishing information for the July 24, 2003 press release titled “Marathon Oil Corporation Reports Second Quarter 2003 Results.”

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

MARATHON OIL CORPORATION

By	/s/ A. G. Adkins
A. G. Adkins
Vice President –
Accounting and Controller

August 13, 2003