Form 10-Q
period 2003-09-30
MARATHON OIL CORP
filed 2003-11-12
CIK 101778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-5153

Marathon Oil Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☑     No ☐

There were 310,247,594 shares of Marathon Oil Corporation common stock outstanding as of October 31, 2003.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended September 30, 2003

Part I—Financial Information

MARATHON OIL CORPORATION

Consolidated Statement of Income (Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share)	2003	2002	2003	2002
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$10,010	$8,149	$29,226	$22,132
Sales to related parties	243	248	703	685
Income from equity method investments	19	33	—	89
Net gains on disposal of assets	47	32	169	43
Gain (loss) on ownership change in Marathon Ashland Petroleum LLC	(1)	5	(1)	9
Other income	10	12	36	32

Total revenues and other income	10,328	8,479	30,133	22,990

Costs and expenses:
Cost of revenues (excludes items shown below)	7,890	6,392	23,197	17,031
Purchases from related parties	44	29	89	82
Consumer excise taxes	1,104	1,114	3,211	3,193
Depreciation, depletion and amortization	280	284	866	863
Property impairments	—	—	3	—
Selling, general and administrative expenses	249	218	700	586
Other taxes	73	61	231	192
Exploration expenses	30	21	105	114
Inventory market valuation credit	—	—	—	(71)

Total costs and expenses	9,670	8,119	28,402	21,990

Income from operations	658	360	1,731	1,000
Net interest and other financing costs	55	75	173	215
Loss from early extinguishment of debt	—	12	—	53
Minority interest in income of Marathon Ashland Petroleum LLC	132	45	267	138

Income from continuing operations before income taxes	471	228	1,291	594
Provision for income taxes	191	154	478	279

Income from continuing operations	280	74	813	315
Discontinued operations
Income (loss) from discontinued operations	1	13	19	(6)

Income before cumulative effect of changes in accounting principles	281	87	832	309
Cumulative effect of changes in accounting principles	—	—	4	13

Net income	$281	$87	$836	$322

Income Per Share (Unaudited)
	Third Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic and diluted:
Income from continuing operations	$.90	$.24	$2.62	$1.02
Net income	$.90	$.28	$2.69	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Balance Sheet (Unaudited)

(Dollars in millions)	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$441	$488
Receivables, less allowance for doubtful accounts of $5 and $6	2,276	1,807
Receivables from United States Steel	14	9
Receivables from related parties	60	38
Inventories	2,163	1,984
Current assets held for disposal	61	—
Other current assets	150	153

Total current assets	5,165	4,479
Investments and long-term receivables, less allowance for doubtful accounts of $16 and $14	1,379	1,634
Receivables from United States Steel	541	547
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $11,236 and $11,077	10,749	10,390
Long-term assets held for disposal	516	—
Prepaid pensions	190	201
Goodwill	256	274
Intangibles	114	119
Other noncurrent assets	146	168

Total assets	$19,056	$17,812

Liabilities
Current liabilities:
Accounts payable	$3,017	$2,847
Payable to United States Steel	28	28
Payable to related parties	18	10
Payroll and benefits payable	245	198
Accrued taxes	385	307
Accrued interest	55	108
Current liabilities associated with assets held for disposal	32	—
Long-term debt due within one year	286	161

Total current liabilities	4,066	3,659
Long-term debt	4,100	4,410
Deferred income taxes	1,387	1,445
Employee benefits obligations	879	847
Asset retirement obligations	339	223
Long-term liabilities associated with assets held for disposal	188	—
Payable to United States Steel	7	7
Deferred credits and other liabilities	250	168
Minority interest in Marathon Ashland Petroleum LLC	2,134	1,971
Commitments and contingencies	—	—

Stockholders’ Equity
Common stock:
Common Stock issued—312,165,978 shares at September 30, 2003 and December 31, 2002 (par value $1 per share, authorized 550,000,000 shares)	312	312
Common stock held in treasury—2,012,260 shares at September 30, 2003 and 2,292,986 shares at December 31, 2002	(53)	(60)
Additional paid-in capital	3,032	3,032
Retained earnings	2,489	1,874
Accumulated other comprehensive loss	(64)	(69)
Unearned compensation	(10)	(7)

Total stockholders’ equity	5,706	5,082

Total liabilities and stockholders’ equity	$19,056	$17,812

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statement of Cash Flow (Unaudited)

	Nine Months Ended September 30
(Dollars in millions)	2003	2002
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$836	$322
Adjustments to reconcile to net cash provided from operating activities:
Cumulative effect of changes in accounting principles	(4)	(13)
(Income) loss from discontinued operations	(19)	6
Deferred income taxes	—	25
Minority interest in income of Marathon Ashland Petroleum LLC	267	138
Loss from early extinguishment of debt	—	53
Depreciation, depletion and amortization	866	863
Property impairments	3	—
Pension and other postretirement benefits—net	39	58
Inventory market valuation credits	—	(71)
Exploratory dry well costs	41	62
Net gains on disposal of assets	(169)	(43)
Impairment of investments	129	—
Changes in:
Current receivables	(506)	(90)
Inventories	(178)	(143)
Current accounts payable and accrued expenses	251	341
All other—net	113	(80)

Net cash provided from continuing operations	1,669	1,428
Net cash provided from discontinued operations	82	42

Net cash provided from operating activities	1,751	1,470

Investing activities:
Capital expenditures	(1,272)	(978)
Acquisitions	(249)	(1,160)
Disposal of assets	396	93
Receivable from United States Steel	—	54
Restricted cash—withdrawals	76	39
—deposits	(100)	(82)
Investments—contributions	(34)	(104)
—loans and advances	(69)	(8)
—returns and repayments	49	6
Investing activities of discontinued operations	(29)	(44)

Net cash used in investing activities	(1,232)	(2,184)

Financing activities:
Commercial paper and revolving credit arrangements—net	(43)	(200)
Other debt—borrowings	—	1,828
—repayments	(182)	(601)
Redemption of preferred stock of subsidiary	—	(185)
Preferred stock repurchased	—	(110)
Treasury common stock—proceeds from issuances	2	2
Dividends paid	(221)	(217)
Distributions to minority shareholder of Marathon Ashland Petroleum LLC	(115)	(87)

Net cash provided from (used in) financing activities	(559)	430

Effect of exchange rate changes on cash:
Continuing operations	7	2
Discontinued operations	6	—

Net decrease in cash and cash equivalents	(27)	(282)
Cash and cash equivalents at beginning of period	488	657

Cash and cash equivalents at end of period	$461	$375

Net cash provided from continuing operations included:
Interest and other financial costs paid (net of amount capitalized)	$(239)	$(237)
Income taxes paid	(434)	(71)

Cash and cash equivalents at September 30, 2003 include $20 million classified as current assets held for disposal related to Western Canada.

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

The transition adjustment related to adopting SFAS No. 143 on January 1, 2003, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net favorable effect of $4 million, net of tax of $4 million. At the time of adoption, total assets increased $120 million, and total liabilities increased $116 million. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the first nine months were:

(In millions)	2003	Pro forma 2002(a)
Asset retirement obligations as of January 1	$336	$316
Liabilities incurred during the first nine months(b)	16	—
Liabilities settled during the first nine months(c)	(29)	—
Accretion expense (included in depreciation, depletion and amortization)	16	15

Asset retirement obligations as of September 30	$339	$331

(a)	Pro forma data as if SFAS No. 143 had been adopted on January 1, 2002. If adopted, income before cumulative effect of changes in accounting principles for the first nine months of 2002 would have been increased by $1 million and there would have been no impact on earnings per share.
(b)	Includes $12 million related to the acquisition of Khanty Mansiysk Oil Corporation in 2003.
(c)	Includes $25 million transferred to liabilities associated with assets held for disposal in 2003.

In the second quarter of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Effective January 1, 2003, Marathon adopted the provisions relating to the classification of the effects of early extinguishment of debt in the consolidated statement of income. As a result, losses of $12 million and $53 million from the early extinguishment of debt in the third quarter and first nine months of 2002, which were previously reported as an extraordinary item (net of tax of $5 million and $20 million, respectively), have been reclassified into income before income taxes. The adoption of SFAS No. 145 had no impact on net income for 2002.

Effective January 1, 2003, Marathon adopted Statement of Financial Accounting Standards No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There were no adjustments necessary upon the initial adoption of SFAS No. 146.

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

The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2003	2002	2003	2002
Net income
As reported	$281	$87	$836	$322
Add: Stock-based employee compensation expense (credit) included in reported net income, net of related tax effects	6	(1)	11	1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5)	(3)	(10)	(9)

Pro forma net income	$282	$83	$837	$314

Basic and diluted net income per share
—As reported	$.90	$.28	$2.69	$1.04
—Pro forma	$.91	$.27	$2.70	$1.01

The FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” on April 30, 2003. The Statement is effective for derivative contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on Marathon’s financial position, cash flows or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” on May 30, 2003. The adoption of this Statement, effective July 1, 2003, did not have a material effect on Marathon’s financial position or results of operations.

Effective January 1, 2003, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires the fair-value measurement and recognition of a liability for the issuance or modification of certain guarantees. There were no cumulative effect adjustments necessary upon the initial adoption of FIN 45. Enhanced disclosure requirements apply to both new and existing guarantees subject to FIN 45. See Note 12 for changes in outstanding guarantees.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. The primary beneficiary is required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46, Marathon is not deemed to be a primary beneficiary under the new rules. Effective July 1, 2003, FIN 46 requires consolidation by the primary beneficiary of any VIE created after February 1, 2003. Marathon has not entered into any VIE’s in 2003.

Effective January 1, 2003, Marathon adopted Consensus No. 02-16 of the Emerging Issues Task Force (“EITF”) of FASB “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which requires rebates from vendors to be recorded as reductions to cost of revenues. Restatement of prior year results is permitted but not required. Rebates from vendors of $41 million and $121 million for the third quarter and nine months ended September 30, 2003 are recorded as a reduction to cost of revenues. Rebates from vendors of $41 million and $123 million for the third quarter and nine months ended September 30, 2002 are recorded in sales and other operating revenues. There was no effect on net income related to the adoption of EITF 02-16.

At the May 2003 EITF meeting, the EITF reached a consensus on EITF Issue No. 01-08, “Determining Whether an

Arrangement Is a Lease” (“EITF 01-08”). This guidance, under certain conditions, modifies the accounting for agreements that historically have not been considered leases. EITF 01-08 is effective for all arrangements that are agreed upon, committed to, or modified after July 1, 2003. The adoption of EITF 01-08 did not have a material effect on Marathon’s financial position or results of operations.

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

Amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions)	September 30, 2003	December 31, 2002
Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$14	$9

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$541	$547

Payables:
Current:
Income tax settlement payable	$28	$28

Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$7	$7

Marathon remains primarily obligated for $112 million of operating lease obligations assumed by United States Steel, of which $61 million has been assumed by other third parties that had purchased plants and operations divested by United States Steel.

See Note 12 for changes related to obligations of United States Steel guaranteed by Marathon.

4. Business Combinations

On May 12, 2003, Marathon acquired Khanty Mansiysk Oil Corporation (“KMOC”) for $285 million, including the assumption of $31 million in debt. KMOC is currently developing nine oil fields in the Khanty-Mansiysk region of western Siberia in the Russian Federation. Results of operations for 2003 include the results of KMOC from May 12, 2003. The allocation of purchase price is preliminary, pending the finalization of certain contingencies. There was no goodwill associated with the purchase.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Cash	$2
Receivables	10
Inventories	3
Investments and long-term receivables	21
Property, plant and equipment	354
Other assets	4

Total assets acquired	$394

Current liabilities	$37
Long-term debt	31
Asset retirement obligations	12
Deferred income taxes	58
Other liabilities	2

Total liabilities assumed	$140

Net assets acquired	$254

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

On June 20, 2002, Marathon acquired 100% of the outstanding stock of Globex Energy, Inc. (“Globex”) for $155 million. Globex owned an additional 10.9% working interest in the Alba Production Sharing Contract and an additional net 9.0% interest in the onshore liquefied petroleum gas processing plant. Globex also held oil and gas interests offshore Australia, which were sold on October 28, 2003. Results of operations include the results of the interests acquired from Globex from June 20, 2002.

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

	Nine Months Ended September 30
(In millions)	2003	2002
Revenue and other income	$30,156	$23,062
Income from continuing operations	806	310
Net income	829	317
Per share amounts applicable to Common Stock:
—Income from continuing operations—basic and diluted	2.60	1.00
—Net income—basic and diluted	2.67	1.02

5. Dissolution of MKM Partners L.P.

On June 30, 2003, Marathon Oil Corporation and Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”) dissolved MKM Partners L.P. which had oil and gas production operations in the Permian Basin of Texas. Marathon held an 85% noncontrolling interest in the partnership. Prior to the dissolution of the partnership, Kinder Morgan acquired MKM Partners L.P.’s 12.75% interest in the SACROC field for an undisclosed amount. The partnership recorded a loss on the disposal of SACROC of $19 million, of which Marathon’s share was $17 million. Also prior to the dissolution, Marathon recorded a $107 million impairment of its investment in MKM Partners L.P. due to an other-than-temporary decline in the fair value of the investment. The total loss recognized by Marathon related to the dissolution of MKM Partners L.P. was $124 million. The partnership’s interest in the Yates field was distributed to Marathon and Kinder Morgan upon dissolution.

6. Discontinued Operations

During the third quarter of 2003, Marathon agreed to dispose of its exploration and production operations in western Canada. This divestiture decision was made as part of Marathon’s strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in Marathon’s Consolidated Statement of Income. The assets and liabilities of discontinued operations, including $15 million in allocated goodwill, have been classified as held for disposal in the consolidated balance sheet. On October 1, 2003, Marathon completed the sale of the operations in western Canada for $588 million excluding working capital adjustments. The sale resulted in a pretax gain of approximately $260 to $270 million which will be recorded in the fourth quarter of 2003. Revenues applicable to the discontinued operations totaled $55 million and $41 million for the third quarter of 2003 and 2002, respectively, and $185 million and $115 million for the nine months ended September 30, 2003 and 2002, respectively. Pretax income (loss) from discontinued operations totaled $12 million and $(1) million for the third quarter of 2003 and 2002, respectively, and $63 million and $(17) million for the nine months ended September 30, 2003 and 2002, respectively.

7. Computation of Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

	Third Quarter Ended September 30
	2003		2002
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$280	$280	$74	$74
Income from discontinued operations	1	1	13	13

Net income	$281	$281	$87	$87

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	310,211	310,211	309,874	309,874
Effect of dilutive securities—stock options	—	193	—	96

Average common shares including dilutive effect	310,211	310,404	309,874	309,970

Per share:
Income from continuing operations	$.90	$.90	$.24	$.24

Income from discontinued operations	$—	$—	$.04	$.04

Net income	$.90	$.90	$.28	$.28

	Nine Months Ended September 30
	2003		2002
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$813	$813	$315	$315
Income (loss) from discontinued operations	19	19	(6)	(6)
Cumulative effect of changes in accounting principles	4	4	13	13

Net income	$836	$836	$322	$322

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	310,055	310,055	309,751	309,751
Effect of dilutive securities—stock options	—	106	—	201

Average common shares including dilutive effect	310,055	310,161	309,751	309,952

Per share:
Income from continuing operations	$2.62	$2.62	$1.02	$1.02

Income (loss) from discontinued operations	$.06	$.06	$(.02)	$(.02)

Cumulative effect of changes in accounting principles	$.01	$.01	$.04	$.04

Net income	$2.69	$2.69	$1.04	$1.04

8. Segment Information

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

The following represents information by operating segment:

(In millions)	E&P	RM&T	OERB	Total Segments
Third Quarter 2003
Revenues:
Customer	$814	$8,441	$755	$10,010
Intersegment(a)	120	12	25	157
Related parties	—	243	—	243

Total revenues	$934	$8,696	$780	$10,410

Segment income	$343	$356	$21	$720
Income (loss) from equity method investments	3	26	(10)	19
Depreciation, depletion and amortization(b)	175	95	3	273
Capital expenditures(c)	239	197	14	450

Third Quarter 2002
Revenues:
Customer	$673	$6,952	$524	$8,149
Intersegment(a)	207	41	18	266
Related parties	2	246	—	248

Total revenues	$882	$7,239	$542	$8,663

Segment income	$256	$108	$23	$387
Income from equity method investments	11	12	10	33
Depreciation, depletion and amortization(b)	185	92	1	278
Capital expenditures(c)	209	121	36	366

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.
(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

(In millions)	E&P	RM&T	OERB	Total Segments
Nine Months 2003
Revenues:
Customer	$2,634	$24,173	$2,419	$29,226
Intersegment(a)	447	88	96	631
Related parties	9	694	—	703

Total revenues	$3,090	$24,955	$2,515	$30,560

Segment income	$1,157	$676	$71	$1,904
Income from equity method investments(b)	34	67	23	124
Depreciation, depletion and amortization(c)	562	276	7	845
Capital expenditures(d)	753	485	36	1,274

Nine Months 2002
Revenues:
Customer	$2,135	$18,540	$1,457	$22,132
Intersegment(a)	526	100	55	681
Related parties	4	681	—	685

Total revenues	$2,665	$19,321	$1,512	$23,498

Segment income	$705	$268	$63	$1,036
Income from equity method investments	35	34	20	89
Depreciation, depletion and amortization(c)	568	271	4	843
Capital expenditures(d)	609	303	43	955

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)	Excludes a $124 million loss on the dissolution of MKM Partners L.P., which was not allocated to segments. See Note 5.
(c)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.
(d)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated statement of income:

	Third Quarter Ended September 30
(In millions)	2003	2002
Segment income	$720	$387
Items not allocated to segments:
Administrative expenses	(61)	(41)
Gain on disposal of assets	—	24
Contract settlement	—	(15)
Gain (loss) on ownership change in MAP	(1)	5

Total income from operations	$658	$360

	Nine Months Ended September 30
(In millions)	2003	2002
Segment income	$1,904	$1,036
Items not allocated to segments:
Administrative expenses	(154)	(125)
Gain on disposal of assets(a)	106	24
Contract settlement	—	(15)
Loss on dissolution of MKM Partners L.P.(b)	(124)	—
Inventory market valuation adjustments	—	71
Gain (loss) on ownership change in MAP	(1)	9

Total income from operations	$1,731	$1,000

(a)	Represents in 2003 gains on sale of Marathon’s interest in CLAM Petroleum B.V., Speedway SuperAmerica LLC (“SSA”) stores in Florida, South Carolina, North Carolina and Georgia and certain fields in the Big Horn Basin of Wyoming.
(b)	See Note 5 for a discussion on the dissolution of MKM Partners L.P.

9.   Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods shown:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions)	2003	2002	2003	2002
Net income	$281	$87	$836	$322
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	3	(5)	—
Change in fair value of derivative instruments	18	(8)	8	(47)

Total comprehensive income	$299	$82	$839	$275

Derivative gains (losses), net of tax, during the third quarter of 2002 of $2 million and first nine months of 2003 and 2002 of $(5) million and $15 million were reclassified into net income as it was no longer probable the original forecasted transactions would occur. There were none reclassified during the third quarter of 2003.

10. Inventories

Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined primarily under the last-in, first-out (“LIFO”) method.

(In millions)	September 30, 2003	December 31, 2002
Liquid hydrocarbons and natural gas	$839	$689
Refined products and merchandise	1,213	1,186
Supplies and sundry items	111	109

Total (at cost)	$2,163	$1,984

From time to time, Marathon must establish an inventory market valuation (“IMV”) reserve to reduce the cost basis of its inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. The first nine months of 2002 results of operations include credits to income from operations of $71 million.

11. Debt

At September 30, 2003, Marathon had no borrowings against its $1.354 billion long-term revolving credit facility and no borrowings against its $574 million short-term revolving credit facility. Commercial paper of $88 million was outstanding under the U.S. commercial paper program that is backed by the long-term revolving credit facility. Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million. At September 30, 2003, there were no borrowings against these facilities.

MAP has a $190 million revolving credit agreement with Ashland Inc. that terminates in March 2004. There were no borrowings against this facility at September 30, 2003.

At September 30, 2003, in the event of a change in control of Marathon, debt obligations totaling $1.861 billion and operating lease obligations of $97 million may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase certain equipment at United States Steel’s Fairfield Works for $93 million or provide a letter of credit to secure the remaining obligation.

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

Environmental matters—Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2003 and December 31, 2002, accrued liabilities for remediation totaled $108 million and $84 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $83 million at September 30, 2003, and $72 million at December 31, 2002.

Guarantees—The following table reflects changes in outstanding guarantees since December 31, 2002:

(In millions)	Term
Total maximum potential undiscounted payments as of December 31, 2002		$550
Indebtedness of equity investees:
LOCAP LLC commercial paper(a)	Perpetual-Loan Balance Varies	(6)
LOOP Series Notes(a)(b)	2003-2023	2
Other:
United States Steel/PRO-TEC Coating Company(c)	2003-2008	(4)
Centennial Pipeline LLC catastrophic event(d)	Indefinite	17
Pilot Travel Centers LLC surety bonds(e)	(e)	(30)
Alliance Pipeline L. P.(f)	2003-2015	(3)
Mobile transportation equipment leases(g)	2003-2008	(1)
LNG tankers oil contamination	(h)	(32)
Kenai Kachemak Pipeline LLC(i)	2003-2017	9
Atlantic Methanol Production Company LLC	2004	3

Total maximum potential undiscounted payments as of September 30, 2003(j)		$505

(a)	Marathon holds interests in several pipelines and a storage facility that have secured various project financings with throughput and deficiency (“T&D”) agreements. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges.
(b)	In April 2003, LOOP refinanced $81 million for certain of its series of outstanding bonds subject to the T&D agreements discussed above. The refinancing consisted of changes to maturity dates, as well as interest rates. Although certain series were paid down and new series issued, the total principal outstanding changed by only $2 million.
(c)	Marathon has guaranteed United States Steel’s contingent obligation to repay certain distributions from its 50% owned joint venture, PRO-TEC Coating Company (“PRO-TEC”). Should PRO-TEC default under its agreements and should United States Steel be unable to perform under its guarantee, Marathon is required to perform on behalf of United States Steel.
(d)	The agreement between Centennial Pipeline LLC (“Centennial”) and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. Each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $50 million. In February 2003, Marathon’s ownership interest in Centennial increased from 33% to 50%.
(e)	Marathon has engaged in a general agreement of indemnity with a surety bond provider for the execution of all surety bonds and has executed certain of these bonds on behalf of Pilot Travel Centers LLC (“PTC”). In the event of a demand on a bond by an obligee, Marathon is required to repay the surety bond provider. The bonds issued have been placed mainly for tax liability, licenses for liquor and lottery, workers’ compensation self-insurance, utility services, and for underground storage tank financial responsibility. Most surety bonds carry a one-year term, renewable annually, though a few bonds are for longer than a year. Accordingly, the maximum potential payment associated with these bonds continues to decrease as more bonds are cancelled and placed with PTC’s own surety bond provider. Should Marathon have to pay any amounts under the remaining surety bonds, the PTC LLC agreement provides that each partner will bear their proportionate share of any amounts paid.
(f)	Marathon is a party to a long-term transportation services agreement with Alliance Pipeline L. P. The agreement requires Marathon to pay minimum annual charges of approximately $5 million through 2015.
(g)	MAP has entered into various operating leases of trucks and trailers to be used primarily for the transporting of refined products. These leases contain terminal rental adjustment clauses which require MAP to indemnify the lessor to the extent that the sales proceeds at the end of the lease fall short of the specified maximum percent of original value.
(h)	In May 2003, Marathon purchased insurance in lieu of the guarantee covering contamination related costs.
(i)	Kenai Kachemak Pipeline LLC (“KKPL”) was organized in late 2002. Marathon is an equity investor in KKPL, holding a 60%, non-controlling interest. In April 2003, Marathon guaranteed KKPL’s performance to properly construct, operate, maintain and abandon the pipeline in accordance with the Alaska Pipeline Act and the Right of Way Lease Agreement with the State of Alaska.
(j)	Of the total $505 million, $319 million represents guarantees made by MAP and $35 million represents the undrawn portion of revolving credit facilities.

Due to FIN 45’s measurement provisions required for guarantees issued or modified subsequent to December 31, 2002, MAP recorded $4 million in the first nine months of 2003, representing the fair value of the modified Centennial Pipeline catastrophic event guarantee. No other amounts related to guarantees are recorded in the financial statements, as the fair value of other guarantees issued or modified in 2003 were not material to the financial statements.

Contract commitments—At September 30, 2003, Marathon’s contract commitments to acquire property, plant and equipment and long-term investments totaled $429 million.

Commitments to extend credit—In the first quarter of 2003, Marathon increased its commitment to provide funding to Syntroleum Corporation from $19 million to $21 million. As of September 30, 2003, Marathon had advanced Syntroleum $17 million under this commitment.

13. Accounting Standards Not Yet Adopted

Marathon implemented the disclosure requirements of FIN 46 on December 31, 2002. In accordance with the guidance set forth in FIN 46, as amended, Marathon will adopt the consolidation requirements for variable interest entities created before February 1, 2003, as of December 31, 2003. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46 as previously discussed in Note 2, Marathon is not deemed to be a primary beneficiary under the new consolidation rules.

Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”, were issued in June 2001 and became effective July 1, 2001 and January 1, 2002, respectively. It is Marathon’s understanding that the Securities and Exchange Commission (SEC) has questioned other SEC registrants as to whether they properly adopted the provisions of SFAS No. 141 and SFAS No. 142, with respect to how the costs of acquiring contractual mineral interests in oil and gas properties should be classified on the balance sheet. One interpretation being considered relative to those standards is that mineral or drilling rights or leases, concessions or other interests representing the right to extract oil or gas be classified as intangible assets rather than oil and gas properties.

Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles. Although Marathon has not been contacted by the SEC staff on this issue, it is possible that the SEC staff could require Marathon to revise prospectively the balance sheet classification of these costs. If such a reclassification were required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.4 billion, $2.4 billion and $1.8 billion as of September 30, 2003, December 31, 2002 and December 31, 2001, respectively. Should such a change be required, there would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Also, there would be no impact on any covenants contained in Marathon’s debt agreements and the terms of Marathon’s other contractual arrangements would not be impacted in any material respect.

14. Subsequent Event

On November 3, 2003, Marathon sold its 42.45% interest in the Yates field and its 100% interest in the Yates gathering system for $226 million excluding, working capital adjustments, to Kinder Morgan. This divestiture decision was made as part of Marathon’s strategic plan to rationalize noncore oil and gas properties. As of September 30, 2003, the Yates field and gathering system consisted of assets of $231 million of property, plant and equipment and asset retirement obligations of $3 million.

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

Results of Operations

Revenues for the third quarter and first nine months of 2003 and 2002 are summarized in the following table:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions)	2003	2002	2003	2002
E&P	$934	$882	$3,090	$2,665
RM&T	8,696	7,239	24,955	19,321
OERB	780	542	2,515	1,512

Segment revenues	10,410	8,663	30,560	23,498

Elimination of intersegment revenues	(157)	(266)	(631)	(681)
Total revenues	$10,253	$8,397	$29,929	$22,817

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$1,104	$1,114	$3,211	$3,193

Matching crude oil, gas and refined product buy/sell transactions settled in cash:
E&P	66	78	183	227
RM&T	1,698	1,189	5,035	3,078

Total buy/sell transactions	$1,764	$1,267	$5,218	$3,305

E&P segment revenues increased by $52 million in the third quarter of 2003 from the comparable prior-year period. For the first nine months of 2003, revenues increased by $425 million from the prior-year period. These increases were primarily due to higher natural gas and liquid hydrocarbon prices. These increases were partially offset by lower natural gas volumes. The nine months of 2003 was also affected by lower domestic liquid hydrocarbon volumes. Derivative losses totaled $35 million and $120 million in third quarter and the first nine months of 2003, compared to gains (losses) of $(18) million and $9 million in third quarter and first nine months of 2002.

RM&T segment revenues increased by $1.457 billion in the third quarter of 2003 from the comparable prior-year period. For the first nine months of 2003, revenues increased by $5.634 billion from the prior-year period. The increases primarily reflected higher refined product selling prices and volumes and increased matching crude oil buy/sell transaction volumes and prices.

OERB segment revenues increased by $238 million in the third quarter of 2003 from the comparable prior-year period. For the first nine months of 2003, revenues increased by $1.003 billion from the comparable prior-year period. The increase in the third quarter is a result of higher natural gas prices partially offset by lower liquid hydrocarbon prices. The increase in the first nine months is a result of higher natural gas and liquid hydrocarbon prices. Derivative gains totaled $6 million and $7 million in third quarter and the first nine months of 2003, compared to gains (losses) of $2 million and $(1) million in third quarter and first nine months of 2002.

Income from equity method investments decreased by $14 million in the third quarter and $89 million in the first nine months of 2003 from the comparable prior-year periods. The decrease in the third quarter is primarily the result of an impairment charge of $22 million on an equity method investment, partially offset by increased earnings in other equity method investments due to higher natural gas and liquid hydrocarbons prices. The decrease for the first nine months is due to a $124 million loss on the dissolution of MKM Partners L.P., partially offset by increased earnings of other equity method investments due to higher natural gas and liquid hydrocarbons prices. For further discussion of the dissolution of MKM Partners L.P., see Note 5 to the Consolidated Financial Statements.

Net gains on disposal of assets increased by $15 million in the third quarter and $126 million in the first nine months of 2003 from the comparable prior-year periods. During the first nine months of 2003, Marathon sold its interest in CLAM Petroleum B.V., interests in several pipeline companies, SSA stores in Florida, South Carolina, North Carolina and Georgia, and certain fields in the Big Horn Basin of Wyoming.

Cost of revenues for the third quarter of 2003 increased by $1.498 billion from the comparable prior-year period. For the first nine months of 2003, cost of revenues increased by $6.166 billion from the comparable prior-year period. The increases in the RM&T segment primarily reflected higher acquisition costs for crude oil, refined products, refinery charge and blend feedstocks and natural gas. The increases in the OERB segment were primarily a result of higher natural gas and liquid hydrocarbon costs.

Selling, general and administrative expenses for the third quarter and the first nine months of 2003 increased by $31 million and $114 million from the comparable prior-year periods, primarily as a result of increased employee benefits and other employee related costs. Increased pension expense resulted from changes in actuarial assumptions and a decrease in realized returns on plan assets. Also, Marathon changed assumptions in the health care cost trend rate from 7.5% to 10%, resulting in higher retiree health care costs. Additionally, during the third quarter of 2003, Marathon recorded a charge of $19 million related to organizational and business process changes.

Inventory market valuation reserve is established to reduce the cost basis of inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. Decreases in market prices below the cost basis result in charges to income from operations. Once a reserve has been established, subsequent inventory turnover and increases in prices (up to the cost basis) result in credits to income from operations. First nine months 2002 results of operations include credits to income from operations of $71 million.

Net interest and other financing costs for the third quarter and the first nine months of 2003 decreased by $20 million and $42 million, respectively, compared to the same periods last year. The decreases are primarily due to an increase in capitalized interest and the favorable effect of interest rate swaps. Additionally, included in net interest and other financing costs are foreign currency gains of $5 million for the first nine months of 2003 and losses of $5 million for the first nine months of 2002.

Loss from early extinguishment of debt in the third quarter of 2002 was attributable to the retirement of $144 million aggregate principal amount of debt, resulting in a loss of $12 million. During the first nine months of 2002, Marathon retired $337 million, resulting in a loss of $53 million. As a result of the adoption of SFAS No. 145, the early extinguishment of debt that was previously reported as an extraordinary item has been reclassified into income before income taxes. The adoption of SFAS No. 145 had no impact on net income for 2002.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest, increased $87 million and $129 million in the third quarter and the first nine months of 2003 from the comparable 2002 periods, due to higher MAP income as discussed below for the RM&T segment.

Provision for income taxes in the third quarter of 2003 and the first nine months of 2003 increased by $37 million and $199 million from the comparable 2002 periods primarily due to $243 million and $697 million increases in income before income taxes, respectively. The effective tax rate for the first nine months of 2003 was 37% compared to

47% for the comparable period in 2002. The higher rate in 2002 was due to the United Kingdom enactment of a supplementary 10 percent tax on profits from the North Sea oil and gas production, retroactively effective to April 17, 2002. In the third quarter 2002, Marathon recognized a one-time noncash deferred tax adjustment of $61 million as a result of the rate increase.

Discontinued operations represents the net income or loss attributed to Marathon’s E&P operations in western Canada. For additional discussion of discontinued operations, see Note 6 to the Consolidated Financial Statements.

Cumulative effect of changes in accounting principles of $4 million, net of a tax provision of $4 million in the first nine months of 2003 represents the adoption of SFAS No. 143, in which Marathon recognized in income the cumulative effect of recording the fair value of asset retirement obligations. The $13 million gain, net of a tax provision of $7 million, in the first nine months of 2002 represents the adoption of certain interpretations of SFAS No. 133 in which Marathon recognized in income the effect of changes in the fair value of two long-term natural gas contracts in the United Kingdom. For further discussion, see Note 2 to the Consolidated Financial Statements.

Net income for the third quarter and first nine months increased by $194 million and $514 million in 2003 from 2002, primarily reflecting the factors discussed above.

Results of Operations by Segments

Income from operations for the third quarter and the first nine months of 2003 and 2002 is summarized in the following table:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions)	2003	2002	2003	2002
E&P
Domestic	$295	$201	$887	$489
International	48	55	270	216

E&P segment income	343	256	1,157	705
RM&T	356	108	676	268
OERB	21	23	71	63

Segment income	720	387	1,904	1,036
Items not allocated to segments
Administrative expenses	(61)	(41)	(154)	(125)
Gain on disposal of assets	—	24	106	24
Loss on dissolution of MKM Partners L.P.(a)	—	—	(124)	—
Contract settlement	—	(15)	—	(15)
IMV reserve adjustment(b)	—	—	—	71
Gain (loss) on ownership change in MAP	(1)	5	(1)	9

Total income from operations	$658	$360	$1,731	$1,000

(a)	See Note 5 to the Consolidated Financial Statements for a discussion of the dissolution of MKM Partners L.P.
(b)	The IMV reserve reflects the extent to which the recorded LIFO cost basis of inventories of liquid hydrocarbons and refined petroleum products exceeds net realizable value.

Domestic E&P income in the third quarter of 2003 increased by $94 million from last year’s third quarter. Results in the first nine months of 2003 increased by $398 million from the same period in 2002. The increase in both periods was primarily due to higher natural gas and liquid hydrocarbon prices. This increase was partially offset by lower liquid hydrocarbon and natural gas volumes. Derivative losses totaled $9 million and $76 million in third quarter and the first nine months of 2003, compared to gains of $3 million and $18 million in third quarter and first nine months of 2002.

Marathon’s domestic average realized liquid hydrocarbons price excluding derivative activity was $26.84 and $27.35 per barrel (“bbl”) in third quarter and the first nine months of 2003, compared with $24.01 and $21.49 per bbl in the comparable prior periods. Average gas prices were $4.38 and $4.74 per thousand cubic feet (“mcf”) excluding derivative activity in third quarter and the first nine months of 2003, compared with $2.75 and $2.69 per mcf in the corresponding 2002 periods.

Domestic net liquid hydrocarbons production decreased 9 percent to 115 thousand barrels per day (“mbpd”) in the first nine months of 2003, as a result of natural declines mainly in the Gulf of Mexico and dispositions. Net natural gas production averaged 730 million cubic feet per day (“mmcfd”), down 2 percent from the 2002 comparable periods.

International E&P income in the third quarter of 2003 decreased by $7 million from last year’s third quarter. Results in the first nine months of 2003 increased by $54 million from the same period in 2002. The decrease in the third quarter was primarily a result of lower natural gas volumes partially offset by higher liquid hydrocarbon volumes and higher natural gas prices. The increase in the first nine months of 2003 was primarily a result of higher liquid hydrocarbon and natural gas prices partially offset by lower natural gas volumes. Derivative losses totaled $26 million and $44 million in third quarter and the first nine months of 2003, compared to losses of $21 million and $9 million in third quarter and first nine months of 2002. The derivative losses in third quarter and the first nine months of 2003 included losses of $21 million and $33 million and in third quarter and the first nine months of 2002 included losses of $21 million and $9 million on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market.

Marathon’s international average realized liquid hydrocarbons price excluding derivative activity was $25.28 and $26.24 per bbl in third quarter and the first nine months of 2003, compared with $25.72 and $23.16 per bbl in the comparable prior period. Average gas prices were $2.46 and $2.63 per mcf excluding derivative activity in third quarter and the first nine months of 2003, compared with $2.10 and $2.33 per mcf in the corresponding 2002 periods.

International net liquid hydrocarbons production increased 3 percent to 77 thousand barrels per day (“mbpd”) in the first nine months of 2003 as a result of the acquisition of KMOC. Net natural gas production averaged 358 mmcfd, down 6 percent from the 2002 comparable period primarily from the disposition of Marathon’s interest in CLAM Petroleum B.V. partially offset by increased production in Equatorial Guinea.

RM&T segment income in the third quarter of 2003 increased by $248 million from last year’s third quarter. Results in the first nine months of 2003 increased by $408 million from the same period in 2002. The increases primarily reflect a higher refining and wholesale marketing margin due to improved crack spreads and the widening of sweet/sour crude differentials. The third quarter also benefited from record refinery throughputs. These improvements were partially offset by higher manufacturing costs due to higher maintenance and natural gas costs. The first nine months of 2003 had lower production at MAP’s refineries resulting from planned and unplanned maintenance. In addition, the improved sweet/sour crude differentials were partially offset by the steep backwardation in the crude oil markets, a situation that occurs when market prices are expected to be lower in future months than today. Derivative losses were $9 million and $107 million in the third quarter and first nine months of 2003 as compared to $41 million and $87 million in the same periods of 2002. These derivative losses were generally incurred to mitigate the price risk of certain crude oil and other feedstock purchases and to protect carrying values of inventories.

OERB segment income in the third quarter of 2003 decreased by $2 million from last year’s third quarter. Results in the first nine months of 2003 increased by $8 million from the same period in 2002. The third quarter 2003 results include an impairment charge of $22 million on an equity method investment and decreased margins from natural gas marketing activities, including mark-to-market valuation changes in associated derivatives. These results were partially offset by a gain of $34 million on the sale of Marathon’s interest in two pipeline companies. The increase in the first nine months of 2003 is primarily the result of increased earnings from Marathon’s equity investment in the Equatorial Guinea methanol plant and the $34 million gain discussed above. This increase was partially offset by the impairment charge of $22 million discussed above and costs associated with emerging integrated gas projects.

Dividends to Stockholders

On October 29, 2003, the Marathon Board of Directors declared dividends of 25 cents per share, payable December 10, 2003, to stockholders of record at the close of business on November 19, 2003.

Cash Flows

Net cash provided from operating activities (for continuing operations) was $1.669 billion in the first nine months of 2003, compared with $1.428 billion in the first nine months of 2002. The $241 million increase mainly reflects the higher worldwide natural gas and liquid hydrocarbons prices and a higher refining and wholesale marketing margin. In the third quarter of 2003, MAP made cash contributions to its pension plans of $89 million.

Net cash provided from operating activities (for discontinued operations) was $82 million in the first nine months of 2003, compared with $42 million in the first nine months of 2002. This activity is related to Marathon’s exploration and production in western Canada which was sold on October 1, 2003.

Capital expenditures in the first nine months of 2003 totaled $1.272 billion compared with $978 million in the same period of 2002, excluding the acquisitions of KMOC in the first nine months of 2003 and Equatorial Guinea interests in the first nine months of 2002. The $294 million increase mainly reflected increased spending in the RM&T segment at the Catlettsburg refinery and on the Cardinal Products Pipeline and the E&P segment in West Africa and Norway. For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 33.

Acquisitions included cash payments of $249 million for the first nine months of 2003 for the acquisition of KMOC. Acquisitions included cash payments of $1.160 billion in the first nine months of 2002 for the acquisitions of Equatorial Guinea interests. For further discussion of acquisitions, see Note 4 to the Consolidated Financial Statements.

Cash from disposal of assets was $396 million in the first nine months of 2003, compared with $93 million in the first nine months of 2002. In 2003, proceeds were primarily from the disposition of Marathon’s interest in CLAM Petroleum B.V., SSA stores, interest in several pipeline companies and certain fields in the Big Horn Basin of Wyoming. In 2002, proceeds were primarily from the disposition of certain SSA stores.

Net cash used in financing activities was $559 million in the first nine months of 2003, compared with net cash provided of $430 million in the first nine months 2002. The decrease was due to activity in 2002 primarily associated with financing the acquisitions of Equatorial Guinea interests of $1.160 billion. This was partially offset by the $295 million repayment of preferred securities in the first nine months of 2002 that became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $110 million to retire the 6.50% Cumulative Convertible Preferred Stock. Additionally, distributions to the minority shareholder of MAP were $115 million in the first nine months of 2003, compared to $87 million in the comparable 2002 period.

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

Marathon has a committed $1.354 billion long-term revolving credit facility that terminates in November 2005 and a committed $574 million 364-day revolving credit facility that terminates in November 2003, at which time it is expected to be renewed. At September 30, 2003, there were no borrowings against these facilities. At September 30, 2003, Marathon had $88 million in commercial paper outstanding under the U.S. commercial paper program that is backed by the long-term revolving credit facility. Additionally, at September 30, 2003, Marathon had other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn.

MAP has a $190 million revolving credit agreement with Ashland that expires in March 2004. As of September 30, 2003, MAP did not have any borrowings against this facility.

In 2002, Marathon filed a new universal shelf registration statement with the Securities and Exchange Commission registering $2.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities. As of September 30, 2003, no securities had been offered under this shelf registration statement.

Marathon’s cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 41 percent at September 30, 2003, compared to 45 percent at year-end 2002. This includes approximately $546 million of debt that is serviced by United States Steel.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact Marathon’s liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under generally accepted accounting principles. For Marathon, off-balance sheet arrangements primarily include certain guarantees disclosable under FIN 45 and an operating lease of two tankers that transport liquefied natural gas (“LNG”). Under that lease, Marathon is deemed to have a variable interest in the leased assets, as that term is defined by FIN 46. Since Marathon is not considered the primary beneficiary of this variable interest entity, Marathon will not be required to consolidate this variable interest entity as of December 31, 2003. During the third quarter 2003, Marathon began amortization of the difference between the residual value obligation and the estimated fair value of the tankers in the amount of $5 million on a quarterly basis.

Although off-balance sheet arrangements serve a variety of Marathon’s business purposes, Marathon is not dependent on these arrangements to maintain its liquidity and capital resources; nor is management aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.

There have been no significant changes to Marathon’s off-balance sheet arrangements subsequent to December 31, 2002. Changes in guarantees since December 31, 2002 are described in Note 12 to the Consolidated Financial Statements on page 14.

Nonrecourse Indebtedness of Investees

Certain equity investees of Marathon have incurred indebtedness that Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $316 million as of September 30, 2003. Of this amount, $186 million relates to PTC. In the event of default by any of these equity investees, Marathon has no obligation to support the debt. Marathon’s partner in PTC has guaranteed $157 million of the total PTC debt.

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

Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. United States Steel’s obligations to Marathon are general unsecured obligations that rank equal to United States Steel’s accounts payable and other general unsecured obligations. In the event of United States Steel’s failure to satisfy these obligations, Marathon would become responsible for repayment. As of September 30, 2003, Marathon has identified the following obligations totaling $681 million that have been assumed by United States Steel:

•	$470 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $7 million at September 30, 2003.
•	$76 million of sale-leaseback financing under a lease for equipment at United States Steel’s Fairfield Works, with a term extending to 2012, subject to extensions. Accrued interest payable on this financing was $2 million at September 30, 2003.
•	$112 million of operating lease obligations, of which $61 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.
•	A guarantee of United States Steel’s $14 million contingent obligation to repay certain distributions from its 50 percent owned joint venture PRO-TEC Coating Company.
•	A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel has reported that it currently has no unpaid outstanding obligations to the limited partners.

Of the total $681 million, obligations of $555 million and corresponding receivables from United States Steel were recorded on Marathon’s consolidated balance sheet (current portion—$14 million; long-term portion—$541 million). The remaining $126 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

Each of Marathon and United States Steel, as members of the same consolidated tax reporting group during taxable periods ended on or prior to December 31, 2001, is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for those periods. Marathon and United States Steel have entered into a tax sharing agreement that allocates tax liabilities relating to taxable periods ended on or prior to December 31, 2001. The agreement includes indemnification provisions to address the possibility that the taxing authorities may seek to collect a tax liability from one party where the tax sharing agreement allocates that liability to the other party. In the fourth quarter 2003, in accordance with the terms of the tax sharing agreement, Marathon is expected to pay $16 million to United States Steel in connection with the settlement with the Internal Revenue Service of the consolidated federal income tax returns of USX Corporation for the years 1992 through 1994.

United States Steel reported in its most recent periodic filing with the Securities and Exchange Commission, which was its Form 10-Q for the period ended September 30, 2003 filed November 7, 2003, that it has significant restrictions related to its indebtedness, including cross-default and cross-acceleration clauses on selected debt that could have an adverse effect on its financial position and liquidity. That report states: “U.S. Steel management believes that U.S. Steel’s liquidity will be adequate to satisfy its obligations for the foreseeable future If there is a prolonged delay in the recovery of the manufacturing sector of the U. S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.”

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

Marathon has been notified that it is a potentially responsible party (“PRP”) at 9 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as of September 30, 2003. In addition, there are 4 sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies.

There are also 117 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 13 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

Marathon’s environmental capital expenditures are expected to be approximately $175 million in 2003. Predictions beyond 2003 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, Marathon anticipates that environmental capital expenditures will be approximately $360 million in 2004; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

New Tier II gasoline rules, which were finalized in February 2000, and the diesel fuel rules, which were finalized in January 2001, require substantially reduced sulfur levels for gasoline and diesel. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million, which includes costs that could be incurred as part of other refinery upgrade projects, between 2002 and 2006, with about $165 million incurred through September 30, 2003. This is a forward-looking statement. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, operating and logistical considerations, further refinement of preliminary engineering studies and project scopes, and unforeseen hazards.

MAP has had a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois Attorney General’s Office since 2002 concerning MAP’s self-reporting of possible emission exceedences and permitting issues related to storage tanks at its Robinson, Illinois refinery. MAP has had periodic discussions with Illinois officials regarding this matter and more discussions are anticipated in 2003 and 2004.

During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (“CAA”) and other violations with the U. S. Environmental Protection Agency covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects is approximately $330 million over the eight-year period, with about $150 million incurred through September 30, 2003. The impact of the settlement on ongoing operating expenses is expected to be immaterial. In addition, MAP has completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

Marathon is a defendant in approximately a dozen recently filed cases alleging methyl tertiary-butyl ether (“MTBE”) contamination in groundwater. The plaintiffs generally allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater. Several of these lawsuits allege contamination that is outside of Marathon’s marketing area. Some of the cases seek approval as class actions. Many of the cases seek punitive damages or treble damages under a variety of statutes and theories. The potential impact of these recent cases and future similar cases is uncertain.

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

Exploration

Marathon’s third quarter exploration program was marked by discoveries in Angola, Equatorial Guinea, the Gulf of Mexico and Norway. Year-to-date, Marathon has announced eight discoveries out of 12 significant exploratory wells.

Offshore Angola, Marathon and its partners announced the Saturno-1 discovery on Block 31, in which Marathon holds a 10 percent interest. This ultra deepwater well was drilled to a total depth of 15,444 feet and tested at a maximum rate of 5,000 barrels per day. Saturno-1 follows the previously announced Plutao and Gindungo discoveries on Blocks 31 and 32, respectively. Marathon holds a 30 percent interest in Block 32. Marathon and its partners recently completed drilling operations on the Marté exploratory well located in Block 31. Marathon expects to announce the results of this well in the near future following receipt of necessary government approvals. Finally, plans call for the spudding of one well each on Blocks 31 and 32 prior to year end.

In Equatorial Guinea, Marathon announced the Bococo discovery on Block D located six miles west of Marathon’s Alba gas/condensate field. The well was drilled to a total depth of 6,110 feet and encountered 185 feet of net dry gas pay. The Bococo discovery complements the adjacent dry gas discoveries on Block D for future development. Marathon is the operator and holds a 90 percent interest in Block D. Marathon is currently drilling one additional exploration well in Equatorial Guinea on the Alba Block in which Marathon holds a 63 percent working interest.

Marathon also announced the Neptune-5 and Perseus discoveries in the Gulf of Mexico. The Neptune-5 well is located in Atwater Valley Block 574 in 6,215 feet of water. The Neptune-5 well was drilled to a total depth of 19,142 feet and encountered more than 500 feet of net oil pay. Although several hydrocarbon-bearing intervals are present, one interval has a gross hydrocarbon column thickness of more than 1,200 feet. Upon completing operations on the original Neptune-5 well, two appraisal sidetrack wells were also drilled. The first sidetrack well, drilled down-dip from the original Neptune-5 location, encountered a similar thickness of net oil pay and penetrated an oil water contact, which extended the gross oil column by approximately 100 feet. The second sidetrack, drilled to an up-dip location, encountered approximately 170 feet of net oil pay in several intervals. Preliminary analyses of fluid samples indicate the oil in each of these wells is similar in quality to the medium sour crude oil found at the nearby Atlantis and Mad Dog fields. Marathon and its partners in the Neptune Unit are integrating the results of this discovery into field development studies. Marathon holds a 30 percent interest in the Neptune Unit.

The Perseus discovery is located on Viosca Knoll Block 830 in 3,376 feet of water, approximately five miles from the existing Petronius platform. The well was drilled to a total depth of 13,134 feet and encountered 166 net feet of oil pay. Fluid samples indicate the reservoir contains 30 degree API gravity oil. The Perseus discovery is expected to begin production in 2005 and extend the plateau of the Petronius production profile. Marathon holds a 50 percent interest in the Perseus discovery and the Petronius development. Petronius is currently producing a gross average of 60,000 barrels of oil and 100 million cubic feet of gas per day.

Offshore Norway, Marathon and its partners announced the Klegg discovery located in production license 036 in 394 feet of water. This discovery marks Marathon’s third Norwegian discovery out of four wells drilled this year. The Klegg discovery well was drilled to a total depth of 7,799 feet and encountered a gross oil column of approximately 223 feet. An evaluation of development options is planned in the near term. Marathon holds a 46.9 percent interest in the Klegg discovery.

Marathon also is continuing to examine development options for the other West of Heimdal discoveries announced earlier this year, and expects to submit a plan of development for this area, now known as Alvheim, to Norwegian regulatory authorities during the first quarter of 2004.

Production

Marathon and its partners announced the startup of oil and gas production from the Marathon-operated Braemar field in the U.K. North Sea. Production is currently flowing at a gross daily rate of approximately 50 million cubic feet (mmcf) of gas and 4,500 barrels of condensate. The field has been developed with a single subsea well tied back to the Marathon-operated East Brae platform 7.5 miles to the south where liquids and gas are processed. Marathon holds a 26 percent interest in Braemar.

In Alaska, Marathon began producing gas from its Ninilchik Unit in the Cook Inlet. Production is currently flowing at a gross rate of 27 mmcfd, 14 mmcfd of which is net to Marathon, and is being transported through the recently completed Kenai Kachemak Pipeline, which connects Ninilchik to the existing natural gas pipeline infrastructure serving residential, utility and industrial markets on the Kenai Peninsula, Anchorage and other parts of south-central Alaska. By year-end, gross Ninilchik production is expected to approach 40 mmcfd. Marathon operates the Ninilchik Unit and holds a 60 percent interest in it and the Kenai Kachemak Pipeline.

In Equatorial Guinea, Marathon is preparing for first condensate production from its Phase 2A expansion project. Marathon is currently commissioning the new gas cycling and condensate recovery system. Condensate production will begin ramping up in the fourth quarter and is expected to reach full capacity during the first quarter of 2004. Phase 2A is expected to increase condensate production by 29,000 gross barrels per day (bpd) to a total of 46,000 bpd (26,000 bpd net to Marathon). Phase 2B of the expansion project is expected to be completed in the fourth quarter of 2004.

Marathon’s acquisition of Khanty Mansiysk Oil Corporation earlier this year is expected to result in additional proved reserves of approximately 85 million boe, and an increase in the current net daily production of 15,000 net barrels per day from these operations, to more than 60,000 net barrels per day within five years.

On October 1, 2003, Marathon completed the sale of the operations in western Canada for $588 million excluding working capital adjustments. Also, on November 3, 2003, Marathon sold its 42.45% interest in the Yates field and its 100% interest in the Yates gathering system for $226 million, excluding working capital adjustments, to Kinder Morgan.

Marathon estimates its production will average approximately 370,000 barrels of oil equivalent per day (“BOEPD”) for the fourth quarter 2003, approximately 390,000 BOEPD for the full year 2003, and approximately 365,000 BOEPD for 2004, taking into consideration the acquisitions and dispositions through November 11, 2003, but excluding the impact of any future acquisitions or dispositions of producing properties. Marathon’s new core areas, however, provide the basis for defined production growth that will allow it to achieve an estimated 3 percent annual production growth beginning in 2005.

In October, Marathon and four other companies entered into a memorandum of understanding to further explore the possibility of developing a portion of the North field offshore Qatar. Such a project would be expected to include infrastructure for the development and production of North field reserves, gas processing facilities and a gas-to-liquids (“GTL”) plant. Marathon will lead the consortium, and the companies will work with Qatar Petroleum to pursue technical and commercial discussions that could lead to a GTL project capable of converting natural gas into ultra-clean diesel and other liquid hydrocarbon products, based in part on Syntroleum technology, for export to world markets.

No decision has yet been made by Marathon and its partners on how to proceed with the Corrib project offshore Ireland. The project partners are exploring the possibility of submitting a new planning application to construct an onshore gas terminal for the Corrib natural gas discovery.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon and natural gas production, the exploration drilling program and possible additional reserves. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production and the exploration drilling program include acts of war or terrorist acts and the governmental or military response, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, unforeseen hazards such as weather conditions and other geological, operating and economic considerations. The forward-looking information related to possible reserve additions is based on certain assumptions, including, among others, presently known physical data concerning size and character of reservoirs, economic recoverability, technology development, future drilling success, production experience, industry economic conditions, levels of cash flow from operations and operating conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

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

MAP continues to make progress on the approximately $400 million Catlettsburg, Kentucky, refinery repositioning project. This major operations improvement project includes the deactivation of the existing, old fluid catalytic cracking unit (FCCU) and the conversion and expansion of the existing atmospheric residue catalytic cracking unit into an FCCU. This project will increase the value of the refined products produced at Catlettsburg, improve cost efficiency and enable the refinery to meet new clean fuels gasoline standards. Project startup is expected early in the first quarter of 2004.

MAP has announced approximately $300 million in new capital projects for its 74,000 barrels-per-day Detroit, Michigan refinery. One of the projects, a $110 million expansion project, is expected to raise the crude oil throughput at the refinery by 35 percent to 100,000 barrels per day. Other projects are expected to enable the refinery to produce new clean fuels and further control air emissions. Construction is expected to start in early 2004, with completion scheduled for 2005.

A MAP subsidiary, Ohio River Pipe Line LLC (“ORPL”), is building a 150-mile refined product pipeline from Kenova, West Virginia to Columbus, Ohio. The pipeline will be an interstate common carrier pipeline. The pipeline will be known as Cardinal Products Pipeline and is expected to initially move about 36,000 barrels per day of refined petroleum into the central Ohio region. The pipeline will provide a stable, cost effective supply of gasoline, diesel and jet fuels to this market. Pipe laying for the Cardinal Products Pipeline is completed, and, following commissioning activities, startup is planned late in the fourth quarter of this year.

The above discussion includes forward-looking statements with respect to the Catlettsburg refinery, the Detroit capital projects, and the Cardinal Products Pipeline system. Some factors that could potentially cause the actual results from the Catlettsburg investment program to differ materially from current expectations include unforeseen hazards such as weather conditions, the completion of construction and regulatory approval constraints. Some factors that could affect the Detroit construction projects include availability of materials and labor, permitting approvals, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Factors that could impact the Cardinal Products Pipeline include unforeseen hazards such as weather conditions. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Other Energy Related Businesses

Marathon continues to make progress on its Phase 3 LNG expansion project in Equatorial Guinea. To commercialize the significant gas resources in Equatorial Guinea’s Alba field, Marathon, the Government of Equatorial Guinea and GEPetrol, the national oil company of Equatorial Guinea, have signed a heads of agreement on a package of fiscal terms and conditions for the development of the LNG project on Bioko Island. Marathon and GEPetrol plan to develop a 3.4 million metric tonnes per year LNG plant, with start up currently projected for 2007. Marathon and GEPetrol have also signed a letter of understanding (LOU) with a subsidiary of BG Group plc (“BGML”) under which BGML would purchase the LNG plant’s production on an FOB Bioko Island basis with pricing linked principally to the Henry Hub index. The LNG would be targeted primarily to a receiving terminal in Lake Charles, Louisiana, where it would be regasified and delivered into the Gulf Coast natural gas pipeline grid. The provisions of the LOU are subject to a definitive purchase and sale agreement. A final investment decision is expected to be concluded late in the first quarter 2004.

The Tijuana Regional Energy Center made progress during the third quarter with the signing of a memorandum of understanding for liquefied natural gas (LNG) supplies with Pertamina and P.T. Exspan Tomori Sulawesi. Marathon is currently pursuing remaining regulatory approvals and permits necessary to begin construction of the project. Assuming the receipt of the permits, construction could begin in 2004 with project startup in late 2007 or early 2008.

Marathon has been engaged in GTL research and development since the early 1990s with the goal of creating a process and facility capable of converting natural gas into ultra-clean diesel fuel. On October 3, Marathon, Syntroleum Corporation and the U.S. Department of Energy (DOE) dedicated a newly constructed GTL demonstration plant at the Port of Catoosa, near Tulsa, Oklahoma. When the plant begins operations in November, it will use the proprietary Syntroleum Process to produce approximately 70 barrels per day of ultra-clean synthetic transportation fuels. The fuel will be used in long-term testing and demonstration in vehicle fleets, such as Washington, DC metropolitan buses and National Park vehicles. The plant was constructed under the DOE’s Ultra-Clean Fuels Program. The plant’s construction and operating costs for fuels production are approximately $52 million, of which the DOE funded approximately $12 million, with Marathon and Syntroleum providing the balance of the funding.

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

Corporate Matters

Marathon has announced organizational and business process changes to increase efficiency, profitability and shareholder value and to achieve projected annual pretax savings of more than $135 million, including $70 million related to MAP. It is anticipated that most of these changes will be completed during the fourth quarter 2003 and first half 2004, and will result in pretax charges of approximately $50 million, including $10 million related to MAP, excluding benefit plan curtailment and settlement effects. Approximately $19 million of these charges has been recorded in the third quarter of this year, with the remainder to be recognized when incurred during the fourth quarter 2003 and first half 2004.

Marathon has substantially completed its 2003 asset rationalization program to divest of non-core assets. With the closing of the sale of Marathon’s western Canada upstream interests on October 1 for $588 million, excluding working capital adjustments, and its 42.45% interest in the Yates field on November 3 for $226 million, Marathon has sold approximately 270 million barrels of oil equivalent (boe) in proven reserves, and average daily production of approximately 40,000 boe, generating upstream proceeds of more than $1 billion. In addition, MAP completed the sale of 190 Speedway SuperAmerica LLC retail sites in the Southeast United States earlier this year for approximately $140 million. MAP has also sold other selected downstream assets for approximately $30 million. Currently, Marathon’s total 2003 non-core asset sales are approximately $1.250 billion.

Marathon expects that U.S. and international pension and other U.S. postretirement plan expense in 2003 will increase approximately $8 million from previously reported second quarter 2003 estimates and approximately $112 million from 2002 levels, excluding plan curtailment effects. Of those amounts, pension and other postretirement plan expense for MAP will increase approximately $7 million from previously reported second quarter 2003 estimates and approximately $64 million from 2002 levels. The increases resulted from lower returns on plan assets, higher payouts from variable pay plans and higher health care claims for 2002 than previously estimated.

The above discussion includes forward-looking statements with respect to projected annual cost savings from organizational and business process improvements, and the projected completion time for implementation of the changes. Factors, but not necessarily all factors, that could adversely affect these expected results include possible delays in consolidating the U.S. production organization, future acquisitions or dispositions, technological developments, actions of government or other regulatory bodies in areas affected by these organizational changes, unforeseen hazards, and other economic or political considerations. The foregoing factors (among other) could cause actual results to differ materially from those set forth in the forward-looking statements.

Accounting Standards Not Yet Adopted

Marathon implemented the disclosure requirements of FIN 46 on December 31, 2002. In accordance with the guidance set forth in FIN 46, as amended, Marathon will adopt the consolidation requirements for variable interest entities created before February 1, 2003, as of December 31, 2003. Although Marathon participates in an arrangement that is subject to the disclosure requirements of FIN 46 as previously discussed in Note 2, Marathon is not deemed to be a primary beneficiary under the new consolidation rules.

SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”, were issued in June 2001 and became effective July 1, 2001 and January 1, 2002, respectively. It is Marathon’s understanding that the SEC has questioned other SEC registrants as to whether they properly adopted the provisions of SFAS No. 141 and SFAS No. 142, with respect to how the costs of acquiring contractual mineral interests in oil and gas properties should be classified on the balance sheet. One interpretation being considered relative to those standards is that mineral or drilling rights or leases, concessions or other interests representing the right to extract oil or gas be classified as intangible assets rather than oil and gas properties.

Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles. Although Marathon has not been contacted by the SEC staff on this issue, it is possible that the SEC staff could require Marathon to revise prospectively the balance sheet classification of these costs. If such a reclassification were required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.4 billion, $2.4 billion and $1.8 billion as of September 30, 2003, December 31, 2002 and December 31, 2001, respectively. Should such a change be required, there would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Also, there would be no impact on any covenants contained in Marathon’s debt agreements and the terms of Marathon’s other contractual arrangements would not be impacted in any material respect.

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

Marathon’s RM&T segment primarily uses commodity derivative instruments to mitigate the price risk associated with crude oil and other feedstock purchases, to protect carrying values of inventories, to protect margins on fixed-price sales of refined products and to lock-in the price spread between refined products and crude oil.

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

Commodity Price Risk

In the normal course of its business, Marathon is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. To a lesser extent, Marathon is exposed to the risk of price fluctuations on natural gas liquids and petroleum feedstocks used as raw materials. Sensitivity analyses of the incremental effects on income from operations of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative instruments as of September 30, 2003 are provided in the following table:

	Incremental Decrease in Income from Operations Assuming a Hypothetical Price Change of:(a)
(In millions)	10%		25%
Commodity Derivative Instruments(b)(c)
Crude oil(d)	$40.0	(e)	$110.4	(e)
Natural gas(d)	14.6	(e)	40.7	(e)
Refined products(d)	4.3	(e)	12.8	(e)

(a)	Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying anticipated transactions. Effects of these offsets are not reflected in the sensitivity analysis. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 2003. Marathon management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio subsequent to September 30, 2003, would cause future pretax income effects to differ from those presented in the table.
(b)	Net open contracts for the combined E&P and OERB segments varied throughout third quarter 2003, from a low of 28,032 contracts at September 30, 2003, to a high of 37,064 contracts at July 1, 2003, and averaged 32,060 for the quarter. The number of net open contracts for the RM&T segment varied throughout third quarter 2003, from a low of 30 contracts at July 19, 2003, to a high of 7,731 contracts at August 28, 2003, and averaged 3,250 for the quarter. The derivative commodity instruments used and hedging positions taken will vary, and because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.
(c)	Gains and losses on options are based on changes in intrinsic value only.
(d)	The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income from operations when applied to the derivative commodity instruments used to hedge that commodity.
(e)	Price increase.

E&P Segment

At September 30, 2003 the following commodity derivative contracts were outstanding. All contracts currently qualify for hedge accounting unless noted.

Contract Type(a)	Period	Daily Volume(b)		% of Estimated Production(b)	Average Price
Natural Gas
Option collars	October—December 2003	285 mmcfd	(c)	26%	$4.97—$3.83 mcf
Option collars	2004	23 mmcfd		2%	$7.15—$4.25 mcf
Swaps	2004	50 mmcfd		5%	$5.02 mcf
Crude Oil
Option collars	October—December 2003	26 mbpd	(d)	14%	$28.49—$22.87 bbl
Swaps	October—December 2003	41 mbpd		22%	$26.03 bbl
Option collars	2004	6 mbpd		3%	$30.05—$24.00 bbl
Swaps(e)	2004— 2006	6 mbpd		3%	$20.68 bbl

(a)	These contracts may be subject to margin calls above certain limits established by counterparties.
(b)	Volumes and percentages are based on the estimated production on an annualized basis.
(c)	46 mmcfd does not currently qualify for hedge accounting; that portion of these contracts is being marked-to-market and included in income.
(d)	10 mbpd does not currently qualify for hedge accounting; that portion of these contracts is being marked-to-market and included in income.
(e)	These contracts were assigned to Kinder Morgan in conjunction with the sale of the Yates field.

Subsequent to September 30, 2003, Marathon entered into derivative contracts for an additional 38 mbpd of WTI and Dated Brent crude oil for 2004 using option collars with an average price of $29.61—$24.31. These contracts currently qualify for hedge accounting.

Derivative gains (losses) included in the E&P segment were $(120) million and $9 million for the first nine months of 2003 and 2002, respectively. Losses of $33 million and $9 million are included in segment results for the first nine months of 2003 and 2002, respectively, on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market. Additionally, losses of $8 million and gains of $23 million from discontinued cash flow hedges are included in segment results for the first nine months of 2003 and 2002, respectively. The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive income (loss) as it was no longer probable that the original forecasted transactions would occur.

RM&T Segment

Marathon’s RM&T operations primarily use derivative commodity instruments to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of inventories, to protect margins on fixed price sales of refined products and to lock-in the price spread between refined products and crude oil. Derivative losses included in RM&T segment income were $107 million for the first nine months of 2003 compared with losses of $87 million for the first nine months of 2002.

Strategy (In Millions)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Mitigate price risk	$(83)	$(66)
Protect carrying values of inventories	(35)	(36)
Protect margin on fixed price sales	3	11
Protect crack spread values	9	4
Trading activities	(1)	—

Total net derivative losses	$(107)	$(87)

Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transaction. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transaction.

Marathon’s RM&T operations has natural gas options in place to manage the price risk associated with approximately 60% of anticipated natural gas purchases for refinery use through June 2004.

OERB Segment

Marathon has used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, Marathon will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in its ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative gains (losses) included in OERB segment income were $7 million and $(1) million for the first nine months 2003 and 2002, respectively. OERB’s trading activity gains (losses) of $(7) million and $1 million in the first nine months of 2003 and 2002 are included in the aforementioned amounts.

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

Interest Rate Risk

Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates as of September 30, 2003 is provided in the following table:

Financial Instruments(a) (In millions)	Fair Value(d)	Incremental Increase in Fair Value(a)
Financial assets:
Interest rate swap agreements	$20	$16
Financial liabilities:
Long-term debt(b)(c)	$4,905	$178

(a)	For long-term debt, this assumes a 10% decrease in the weighted average yield to maturity of Marathon’s long-term debt at September 30, 2003. For interest rate swap agreements, this assumes a 10% decrease in the effective swap rate at September 30, 2003.
(b)	See below for sensitivity analysis.
(c)	Includes amounts due within one year.
(d)	Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

At September 30, 2003, Marathon’s portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $178 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon’s results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Marathon has initiated a program to manage its exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce Marathon’s overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. Beginning in 2002, Marathon entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates. The following table summarizes interest rate swap activity as of September 30, 2003:

Floating Rate to be Paid	Fixed Rate to be Received	Notional Amount ($Millions)	Swap Maturity	Fair Value ($Millions)
Six Month LIBOR +4.226%	6.650%	$300	2006	$3
Six Month LIBOR +1.935%	5.375%	$450	2007	$11
Six Month LIBOR +3.285%	6.850%	$400	2008	$8
Six Month LIBOR +2.142%	6.125%	$200	2012	$(2)

Foreign Currency Exchange Rate Risk

Marathon has initiated a program to manage its exposure to foreign currency exchange rates by utilizing forward contracts. The primary objective of this program is to reduce Marathon’s exposure to movements in the foreign currency markets by locking in foreign currency rates. As of September 30, 2003, Marathon had open contracts of $7 million with a fair value of less than $1 million. These forward contracts qualify as foreign currency cash flow hedges.

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

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2003	2002	2003	2002
INCOME FROM OPERATIONS(a)
Exploration and Production(b)
United States	$295	$201	$887	$489
International	48	55	270	216

E&P Segment Income	343	256	1,157	705
Refining, Marketing and Transportation(c)	356	108	676	268
Other Energy Related Businesses(b)	21	23	71	63

Segment Income	$720	$387	$1,904	$1,036

Items not allocated to segments:
Administrative expenses	$(61)	$(41)	$(154)	$(125)
Gain on asset dispositions	—	24	106	24
Loss on dissolution of MKM Partners L.P.(d)	—	—	(124)	—
Contract settlement	—	(15)	—	(15)
Inventory market valuation credit	—	—	—	71
Gain on ownership change—MAP	(1)	5	(1)	9

Income from Operations	$658	$360	$1,731	$1,000

CAPITAL EXPENDITURES(a)
Exploration and Production(b)	$232	$209	$746	$609
Refining, Marketing and Transportation	197	121	485	303
Other Energy Related Businesses(b)	14	36	36	43
Corporate	3	5	5	23

Total	$446	$371	$1,272	$978

EXPLORATION EXPENSE(a)
United States	$13	$4	$63	$85
International	17	17	42	29

Total	$30	$21	$105	$114

OPERATING STATISTICS
Net Liquid Hydrocarbon Production (mbpd)(e)
United States	113.3	122.0	115.1	126.8

Europe	31.7	38.6	40.5	50.7
Other International	16.5	1.7	9.4	.5
West Africa	29.9	22.6	26.9	23.6

Total International	78.1	62.9	76.8	74.8

Worldwide continuing operations	191.4	184.9	191.9	201.6
Discontinued operations	4.1	4.6	4.1	4.4

Worldwide	195.5	189.5	196.0	206.0

Net Natural Gas Production (mmcfd)(e)(f)
United States	704.4	709.6	729.7	743.3

Europe	196.6	286.5	288.2	332.2
West Africa	62.3	72.5	69.7	48.3

Total International	258.9	359.0	357.9	380.5

Worldwide continuing operations	963.3	1,068.6	1,087.6	1,123.8
Discontinued operations	97.3	99.0	99.0	103.9

Worldwide	1,060.6	1,167.6	1,186.6	1,227.7

Total production (mboepd)	372.2	384.0	393.7	410.6

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$26.84	$24.01	$27.35	$21.49

Europe	28.09	26.54	28.28	23.53
Other International	16.97	25.43	17.47	25.43
West Africa	26.89	24.33	26.20	22.29
Total International	25.28	25.72	26.24	23.16
Worldwide continuing operations	26.20	24.59	26.90	22.11
Discontinued operations	27.63	25.07	28.96	22.67

Worldwide	$26.23	$24.60	$26.94	$22.12

Natural Gas ($ per mcf)
United States	$4.38	$2.75	$4.74	$2.69

Europe	3.15	2.56	3.20	2.63
West Africa	.25	.24	.25	.24
Total International	2.46	2.10	2.63	2.33
Worldwide continuing operations	3.86	2.53	4.04	2.57
Discontinued operations	4.92	3.04	5.43	3.01

Worldwide	$3.96	$2.57	$4.16	$2.60

Average Sales Prices (including derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$26.31	$23.80	$26.72	$20.93

Europe	26.21	26.46	27.33	23.51
Other International	16.96	25.43	17.46	25.43
West Africa	26.89	24.33	26.20	22.29
Total International	24.51	25.67	25.73	23.14
Worldwide continuing operations	25.58	24.43	26.32	21.75
Discontinued operations	27.63	25.07	28.96	22.67

Worldwide	$25.62	$24.45	$26.38	$21.77

Natural Gas ($ per mcf)
United States	$4.33	$2.83	$4.46	$2.87

Europe	2.01	1.77	2.78	2.54
West Africa	.25	.24	.25	.24
Total International	1.58	1.46	2.29	2.25
Worldwide continuing operations	3.58	2.35	3.73	2.65
Discontinued operations	4.92	3.04	5.43	3.01

Worldwide	$3.70	$2.41	$3.87	$2.68

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2003	2002	2003	2002
MAP:
Refinery Runs (mbpd)
Crude oil refined	966.1	931.3	923.8	931.9
Other charge and blend stocks	141.8	133.6	122.7	142.6

Total	1,107.9	1,064.9	1,046.5	1,074.5

Refined Product Yields (mbpd)
Gasoline	590.0	570.0	552.3	586.1
Distillates	289.4	278.4	279.5	288.1
Propane	22.2	21.9	21.3	21.8
Feedstocks and special products	107.8	100.2	101.7	90.6
Heavy fuel oil	27.2	18.1	23.0	18.9
Asphalt	76.9	80.2	72.9	74.5

Total	1,113.5	1,068.8	1,050.7	1,080.0

Refined Products Sales Volumes (mbpd)(g)	1,445.2	1,387.4	1,357.9	1,322.7
Matching buy/sell volumes included in refined product sales volumes (mbpd)	75.5	94.4	73.2	76.4

Refining and Wholesale Marketing Margin(h)(i)	$0.0859	$0.0389	$0.0666	$0.0364

Number of SSA Retail Outlets	1,791	2,063	—	—
SSA Gasoline and Distillate Sales(j)	815	943	2,526	2,706
SSA Gasoline and Distillate Gross Margin(h)	$0.1375	$0.1063	$0.1255	$0.1007
SSA Merchandise Sales(k)	$586	$645	$1,698	$1,797
SSA Merchandise Gross Margin	$145	$150	$419	$436

(a)	Amounts reflect continuing operations.
(b)	In the fourth quarter 2002, Marathon changed its internal reporting to include costs of certain emerging integrated gas projects in Other Energy Related Businesses. Previously in 2002, these costs were reported in Exploration and Production. Segment income and capital expenditures for previous quarters in 2002 have been revised to reflect this change.
(c)	Includes MAP at 100%. RM&T segment income includes Ashland’s 38% interest in MAP of $136 million, $265 million, $45 million and $110 million in the third quarter and nine months year-to-date 2003 and 2002, respectively.
(d)	See Note 5 to the Consolidated Financial Statements for a discussion of the dissolution of MKM Partners L.P.
(e)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are before royalties.
(f)	Includes gas acquired for injection and subsequent resale of 21.8, 22.8, 4.0, and 4.4 mmcfd in the third quarter and nine months year to date 2003 and 2002, respectively.
(g)	Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.
(h)	Per gallon
(i)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(j)	Millions of gallons
(k)	Effective January 1, 2003, Marathon adopted EITF 02-16, which requires rebates from vendors to be recorded as reductions to cost of revenues. Rebates from vendors of $41 million and $121 million for the third quarter and nine months ended September 30, 2003 are recorded as a reduction to cost of revenues. Rebates from vendors recorded in SSA merchandise sales for periods prior to January 1, 2003 of $41 million and $123 million for the third quarter and nine months ended September 30, 2002 have not been restated and are recorded in sales and other operating revenues.

Part II—OTHER INFORMATION:

Item 1. Legal Proceedings

Environmental Proceedings

In 2001, the Illinois Environmental Protection Agency (“IEPA”) issued a Notice of Violation to Marathon Ashland Pipe Line LLC (“MAPL”) arising out of the sinking of a floating roof on a storage tank at a Martinsville, Illinois facility. A heavy rainfall caused the floating roof to sink. MAPL has entered into an agreed order with the IEPA and the Illinois Attorney General’s office in which MAPL will pay a $55,000 civil penalty. The agreed order is being submitted to the Illinois Pollution Control Board for final approval in the fourth quarter 2003.

MAP has had a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois Attorney General’s Office since 2002 concerning MAP’s self-reporting of possible emission exceedences and permitting issues related to storage tanks at its Robinson, Illinois refinery. MAP has had periodic discussions with Illinois officials regarding this matter and more discussions are anticipated in the fourth quarter of 2003 and 2004.

The Kentucky Natural Resources and Environmental Cabinet (the “Cabinet”) issued the MAP Catlettsburg, Kentucky refinery a Notice of Violation regarding the Tank 845 rupture, which occurred in November of 1999. The tank rupture caused the tank’s contents to be released onto the ground and adjoining retention area. MAP resolved this matter through an agreed Administrative Order in the second quarter of 2003 with a civil penalty of $120,000 imposed.

During the third quarter of 2003, a MAP subsidiary, Ohio River Pipe Line LLC (“ORPL”), entered into Director’s Final Findings and Orders with the Ohio Environmental Protection Agency (“OEPA”). The OEPA had alleged ORPL violations of a stormwater permit and pollution prevention plan during construction of the Cardinal Products Pipeline. The Findings and Orders require compliance with the permit, plan and other requirements and payment of a $104,738 civil penalty.

The U.S. Bureau of Land Management (BLM) completed a multi-year review of potential environmental impacts from coal bed methane development on federal lands in the Powder River Basin in Montana and Wyoming. The Agency’s Record of Decision (ROD) was signed on April 30, 2003 supporting increased coal bed methane development. Plaintiff environmental and other groups filed four suits in May 2003 in the U.S. District Court for the District of Montana against the BLM alleging the Agency’s environmental impact review was not adequate. Plaintiffs seek a court order enjoining coal bed methane development on federal lands in the Powder River Basin until BLM conducts additional studies on the environmental impact. In July 2003, the Court allowed Marathon to intervene as a party in all four of the cases, while its remaining motion to intervene in the other two lawsuits is pending. As the lawsuits to delay energy development in the Powder River Basin progress through the courts, BLM continues to process permits to drill under the ROD.

Part II – OTHER INFORMATION—(Continued):

Item 5. Other Information

The Audit Committee of the Board of Directors approved the categories of all non audit services provided by Marathon’s independent accountants during the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

4.1	Senior Indenture dated as of June 14, 2002 among Marathon Global Funding Corporation, Issuer, Marathon Oil Corporation, Guarantor, and JPMorgan Chase Bank, Trustee (incorporated by reference to Exhibit 4.1 to Marathon Oil Corporation’s Form 8-K dated June 18, 2002 (filed June 21, 2002))

4.2	Senior Supplemental Indenture No. 1 dated as of September 5, 2003 among Marathon Global Funding Corporation, Issuer, Marathon Oil Corporation, Guarantor and JPMorgan Chase Bank, Trustee to the Indenture dated as of June 14, 2002

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Form 8-K dated October 23, 2003 (filed October 23, 2003), reporting under Item 12. Disclosure of Results of Operations and Financial Condition, that Marathon Oil Corporation is furnishing information for the October 23, 2003 press release titled “Marathon Oil Corporation Reports Third Quarter 2003 Results.”

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

MARATHON OIL CORPORATION

By	/S/ A. G. ADKINS

A. G. Adkins
Vice President—
Accounting and Controller

November 12, 2003