Form 10-K
period 2003-12-31
MARATHON OIL CORP
filed 2004-03-09
CIK 101778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission file number 1-5153

Marathon Oil Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State of Incorporation)	(I.R.S. Employer Identification No.)

5555 San Felipe Road, Houston, TX 77056-2723

(Address of principal executive offices)

Tel. No. (713) 629-6600

Securities registered pursuant to Section 12 (b) of the Act:*

Title of Each Class

Common Stock, par value $1.00	Rights to Purchase Series A Junior Preferred Stock (Traded with Common Stock)**

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

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2003: $8 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 310,648,972 shares of Marathon Oil Corporation Common Stock outstanding as of January 31, 2004.

Documents Incorporated By Reference:

Portions of the registrant’s proxy statement relating to its 2004 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

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

Disclosures Regarding Forward-Looking Statements

This annual report on Form 10-K, particularly Item 1. and Item 2. Business and Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements typically contain words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “plans”, “predicts” or “projects” or variations of these words, suggesting that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

PART I

Item 1. and 2. Business and Properties

General

Marathon Oil Corporation was originally organized in 2001 as USX HoldCo, Inc., a wholly owned subsidiary of old USX Corporation. As a result of a reorganization completed in July 2001 (the “Holding Company Reorganization”), USX HoldCo, Inc. (1) became the parent entity of the consolidated enterprise (the former USX Corporation was merged into a subsidiary of USX HoldCo, Inc.) and (2) changed its name to USX Corporation. In connection with the transaction discussed in the next paragraph (the “Separation”), USX Corporation changed its name to Marathon Oil Corporation.

Before December 31, 2001, Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of Marathon’s energy business, and USX-U.S. Steel Group common stock (“Steel Stock”), which was intended to reflect the performance of Marathon’s steel business. On December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel Corporation (“United States Steel”) to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis.

In connection with the Separation, Marathon’s certificate of incorporation was amended on December 31, 2001 and, from that date, Marathon has only one class of common stock authorized.

Marathon’s principal operating subsidiaries are Marathon Oil Company and Marathon Ashland Petroleum LLC (“MAP”). Marathon Oil Company and its predecessors have been engaged in the oil and gas business since 1887. MAP is 62-percent owned by Marathon and 38-percent owned by Ashland Inc.

Marathon is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through MAP; and other energy related businesses.

Operating Highlights

During 2003, Marathon:

•	Realized continued exploration success with nine discoveries offshore Angola, Norway, Gulf of Mexico, and Equatorial Guinea.

•	Maintained financial discipline and flexibility:

•	Completed non-core asset rationalization program generating proceeds over $1.2 billion;

•	Initiated business transformation with projected annual savings of $135 million starting in 2004;

•	Lowered the cash adjusted debt-to-capital ratio to 33 percent at year-end; and

•	Increased the quarterly dividend from 23 to 25 cents per share.

•	Established and strengthened core areas:

•	Achieved 2003 reserve replacement of 124 percent excluding dispositions;

•	Established core growth area in Russia with the acquisition of Khanty Mansiysk Oil Corporation (“KMOC”);

•	Initiated production from Equatorial Guinea Phase 2A condensate expansion project and continued progress on Phase 2B liquefied petroleum gas (“LPG”) expansion; and

•	Acquired interests in three additional Norwegian production licenses.

•	Advanced integrated gas strategy:

•	Signed heads of agreement with Equatorial Guinea government and GEPetrol covering fiscal terms of a proposed liquefied natural gas (“LNG”) project in Equatorial Guinea;

•	Signed letter of understanding with BG Group for long-term LNG offtake agreement for proposed LNG project in Equatorial Guinea; and

•	Signed statement of intent with Qatar Petroleum to study a gas-to-liquids (“GTL”), LPG, and condensate project in Qatar.

•	Strengthened MAP:

•	Commenced an expansion project to increase the capacity of the Detroit, Michigan refinery by 26,000 barrels per day;

•	Neared completion of Catlettsburg, Kentucky refinery repositioning project;

•	Increased refinery efficiencies and feedstock throughputs at Garyville, Louisiana and Texas City, Texas;

•	Enhanced logistics network with the acquisition of an additional interest in the Centennial Pipeline and start-up of the Cardinal Products Pipeline; and

•	Pilot Travel Centers acquired 60 Williams travel centers.

Segment and Geographic Information

For operating segment and geographic information, see Note 8 to the Consolidated Financial Statements on page F-20.

Exploration and Production

Marathon is currently conducting exploration and development activities in nine countries. Principal exploration activities are in the United States, Norway, Equatorial Guinea, Angola, and Canada. Principal development activities are in the United States, the United Kingdom, Ireland, Norway, Equatorial Guinea, Gabon, and Russia. Marathon is also pursuing opportunities in north and west Africa and the Middle East.

At year-end 2003, Marathon was producing crude oil and/or natural gas in seven countries, including the United States. Marathon’s worldwide liquid hydrocarbon production, including Marathon’s proportionate share of equity investees’ production, decreased six percent from 2002 levels. Marathon’s 2003 worldwide sales of natural gas production, including Marathon’s proportionate share of equity investees’ production and gas acquired for injection and subsequent resale, decreased approximately five percent from 2002. In total, Marathon’s 2003 worldwide production averaged 389,000 barrels of oil equivalent (“BOE”) per day, including discontinued operations and impacts of acquisitions and dispositions, compared to 412,000 BOE per day in 2002. In 2004, Marathon’s worldwide production is expected to average 365,000 BOE per day, excluding acquisitions and dispositions.

The above projection of 2004 worldwide liquid hydrocarbon production and natural gas volumes is a forward-looking statement. Some factors that could potentially affect timing and levels of production include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, production decline rates of mature fields, timing of commencing production from new wells, drilling rig availability, future acquisitions or dispositions of producing properties, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the government or military response thereto, and other geological, operating and economic considerations. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statement.

United States

Including Marathon’s proportionate share of equity investee production, approximately 57 percent of Marathon’s 2003 worldwide liquid hydrocarbon production and 63 percent of its worldwide natural gas production was produced from U.S. operations. Marathon’s ongoing U.S. strategy is to apply its technical expertise in fields with undeveloped potential, to dispose of interests in non-core properties with limited upside potential and high production costs, and to acquire interests in properties with upside potential.

During 2003, Marathon drilled 21 gross (11 net) exploratory wells of which 15 gross (9 net) wells encountered hydrocarbons. Of these 15 wells, 3 gross (2 net) wells were temporarily suspended or are in the process of completing.

Marathon’s principal U.S. exploration, development, and producing areas are located in the Gulf of Mexico and the states of Texas, New Mexico, Alaska, Wyoming, and Oklahoma.

U.S. Southern Business Unit

Gulf of Mexico – During 2003, Marathon’s share of Gulf of Mexico production averaged 53,500 barrels per day (“bpd”) of liquid hydrocarbons, representing 48 percent of Marathon’s total U.S. liquid hydrocarbon production, and 135 million cubic feet per day (“mmcfd”) of natural gas, representing 18 percent of Marathon’s total U.S. natural gas production. Liquid hydrocarbon production decreased by 9,000 net bpd and natural gas production increased by 32 net mmcfd from the prior year. The decrease in liquid hydrocarbon production is mainly due to natural field decline. The increase in natural gas production is related to a full year of Camden Hills production in 2003 and new production from Petronius drilling, partially offset by other natural field declines. At year-end 2003, Marathon held interests in 10 producing fields and 17 platforms, of which 7 platforms are operated by Marathon.

In 2003, Marathon announced the Neptune-5 discovery, which is located in Atwater Valley Block 574 in 6,215 feet of water. This well was drilled to a total depth of 19,142 feet and encountered more than 500 feet of net oil pay. Although several hydrocarbon-bearing intervals are present, one interval has a gross hydrocarbon column thickness of more than 1,200 feet. Two appraisal sidetrack wells were also drilled. The first sidetrack well, drilled down-dip from the original Neptune-5 location, encountered a similar thickness of net oil pay and penetrated an oil water contact, which extended the gross oil column by approximately 100 feet. The second sidetrack, drilled to an up-dip location, encountered approximately 190 feet of net oil pay in several intervals. Marathon and its partners in the Neptune Unit are integrating the results of this discovery into field development studies. Marathon holds a 30 percent interest in the Neptune Unit.

Also announced in 2003, the Perseus discovery is located on Viosca Knoll Block 830 in 3,376 feet of water, approximately five miles from the existing Petronius platform. The well was drilled to a total depth of 13,134 feet and encountered over 130 net feet of oil pay in the primary targets. The Perseus discovery is expected to begin production in 2004 via an extended reach well currently being drilled from the Petronius platform and extend the plateau of the Petronius production profile. Marathon holds a 50 percent interest in the Perseus discovery and the Petronius development. Petronius is currently producing a gross average of 60,000 bpd and 100 mmcfd.

The Gulf of Mexico continues to be a core area for Marathon with the potential to add new reserves and increase production. At the end of 2003, Marathon had interests in 149 blocks in the Gulf of Mexico, including 90 in the deepwater area.

Permian Basin – The Permian Basin region extends from southeast New Mexico to west Texas. Marathon’s share of production in this region averaged 30,200 bpd and 132 mmcfd in 2003, compared to 32,400 bpd and 146 mmcfd in 2002. The reduction in liquid hydrocarbon and gas production was primarily due to the impact of the disposition of properties.

In June 2003, MKM Partners L.P. (“MKM”), a joint venture of Marathon and Kinder Morgan Energy Partners L.P. (“Kinder Morgan”), sold its interest in the SACROC unit to Kinder Morgan. Also in June 2003, MKM was dissolved and its interest in the Yates field was distributed to Marathon and Kinder Morgan. In November 2003, Marathon sold its interest in the Yates field to Kinder Morgan. These properties contributed approximately 9,000 net bpd to 2003 production.

East Texas – Production in the East Texas gas fields averaged 73 net mmcfd in 2003 compared to 84 net mmcfd in 2002. The volume decrease was primarily due to property dispositions totaling approximately 11 mmcfd and natural field decline. Active development of the Mimms Creek Field continued in 2003 with Marathon drilling 22 wells. The 2003 drilling program has resulted in Mimms Creek’s net production increasing from 9 net mmcfd to a peak of 17 net mmcfd.

U.S. Northern Business Unit

Alaska – Marathon’s primary focus in Alaska is the expansion of its natural gas business through exploration, development and marketing. Marathon’s share of production from Alaska averaged 166 mmcfd of natural gas in 2002 and 2003.

In September 2003, Marathon began producing gas from its Ninilchik Unit in the Cook Inlet. Production is currently flowing at a gross rate of 41 mmcfd, 21 mmcfd of which is net to Marathon, and is being transported through the recently completed Kenai Kachemak Pipeline, which connects Ninilchik to the existing natural gas pipeline infrastructure serving residential, utility and industrial markets on the Kenai Peninsula, Anchorage and other parts of south-central Alaska. Marathon operates the Ninilchik Unit and holds a 60 percent interest in it and the Kenai Kachemak Pipeline.

Wyoming – Liquid hydrocarbon production for 2003 averaged 21,400 net bpd compared with 22,800 net bpd in 2002. The decrease was primarily attributed to dispositions of approximately 1,000 net bpd of liquids in non-core areas of Wyoming. Average gas production increased to 127 net mmcfd in 2003, compared to 125 net mmcfd in 2002.

In early 2001, Marathon completed the acquisition of Pennaco Energy Inc., creating a new core area of coal bed natural gas production in the Powder River Basin (“PRB”) of Wyoming. Marathon expanded its PRB assets by approximately one-third in May 2002 as a result of the acquisition of the assets owned by its major partner in this basin. Marathon now controls more than 650,000 net acres in northeast Wyoming and southeast Montana and is the largest individual acreage holder in the PRB. During 2003, Marathon drilled approximately 320 wells. For 2003, production rates of coal bed natural gas were 82 net mmcfd, compared to 79 net mmcfd in 2002.

Oklahoma – Gas production for 2003 averaged 96 net mmcfd, compared with 108 net mmcfd in 2002. The decrease in gas production was primarily due to natural field decline. In 2003, Marathon’s southern Anadarko Basin exploration efforts continued to focus on the western extension of the Cement and Marlow fields. Exploration drilling efforts resulted in five discoveries.

International

Including Marathon’s proportionate share of equity investee production, approximately 43 percent of Marathon’s 2003 worldwide liquid hydrocarbon production and 37 percent of its worldwide natural gas production was produced from international operations. During 2003, Marathon drilled 54 gross (36 net) exploratory wells of which 47 gross (32 net) wells encountered hydrocarbons. Of these 47 wells, 21 gross (14 net) wells were temporarily suspended or are in the process of completing.

Europe

U.K. North Sea – Marathon’s primary asset in the U.K. North Sea is the Brae area complex where it is the operator and owns a 42 percent interest in the South, Central, North, and West Brae fields and a 38 percent interest in the East Brae field. The Brae A platform and facilities act as the host for the underlying South Brae field, adjacent Central Brae field and West Brae/Sedgwick fields. The North Brae field, which is produced via the Brae B platform, and the East Brae field are gas-condensate fields. These fields are produced using the gas cycling technique, whereby gas is injected into the reservoir for pressure maintenance, improved sweep efficiency and increased condensate liquid recovery. Although partial cycling continues, the majority of North Brae gas is being transferred to the East Brae reservoir for pressure maintenance and sales.

Marathon’s share of production from the Brae area averaged 17,500 bpd of liquid hydrocarbons in 2003, compared with 20,100 bpd in 2002. The decrease resulted from the natural decline in existing fields partially offset by successful development and remedial well work. Marathon’s share of Brae gas sales averaged 198 mmcfd in 2002 and 2003. Gas sales continue to be maximized on available capacity within the pipeline system.

The strategic location of the Brae platforms and pipeline infrastructure has generated third-party processing and transportation business since 1986. Currently, there are 19 agreements with third-party fields contracted to use the Brae system. In addition to generating processing and pipeline tariff revenue, this third-party business also has a favorable impact on Brae-area operations by optimizing infrastructure usage and extending the economic life of the facilities.

The Brae group owns a 50 percent interest in the outside-operated Scottish Area Gas Evacuation (“SAGE”) system. The Beryl group owns the other 50 percent. The SAGE pipeline provides transportation for Brae and Beryl area gas and has a total wet gas capacity of approximately 1,000 mmcfd. The SAGE terminal at St. Fergus in northeast Scotland provides processing for gas from the SAGE pipeline and processing for 0.8 bcfd of third party gas from the Britannia field.

During 2003, Marathon and its partners announced the startup of oil and gas production from the Marathon-operated Braemar field in the U.K. North Sea. The field was developed with a single subsea well tied back to the East Brae platform 7.5 miles to the south where liquids and gas are processed. Marathon holds a 26 percent interest in Braemar. Production from the field commenced in September 2003 at an initial condensate rate of 3,700 gross bpd and was increased in January 2004 to approximately 5,300 bpd. In August 2002, a 16-inch pipeline link, Linkline, between the Marathon operated Brae B platform and the outside-operated Miller platform was sanctioned. Marathon has a 19 percent interest in the Linkline. The Linkline will initially be used for transportation of Braemar gas that has been contracted to the Miller group for operational purposes.

As part of the ongoing rationalization of the European Business Unit, Marathon added one new block (16/1) to its inventory, and exited four blocks (22/7,22/22c,16/3d and 16/6a-S). This resulted in an overall reduction of its UK leasehold interests from 24 blocks at the start of 2003 to 21 blocks as of December 31, 2003.

U.K. Atlantic Margin – Marathon has an approximately 30 percent interest in the outside-operated Foinaven area complex. This is made up of a 28 percent interest in the main Foinaven field, 47 percent of East Foinaven and 20 percent of the single well T35 and T25 accumulations. Three successful wells were drilled in 2003. Marathon’s share of production from the Foinaven fields averaged 22,400 bpd of liquid hydrocarbons and 10 mmcfd in 2003, compared to 31,000 net bpd and 9 mmcfd in 2002. Lower production of liquid hydrocarbons was due to a five-month compressor outage, completion failure in two water injection wells, and early water breakthrough in a number of main-field producers. The compressor was returned to service in November 2003 and a remedial program is planned to address the well problems in 2004. In December 2003, production from Foinaven was averaging 25,100 net bpd and 11 net mmcfd.

Ireland – Marathon holds a 100 percent interest in the Kinsale Head, Ballycotton and Southwest Kinsale fields in the Irish Celtic Sea. Natural gas sales were 62 net mmcfd in 2003, compared with 81 net mmcfd in 2002. The decrease in sales is primarily the result of the timing effect associated with annual storage injection versus storage withdrawals for the Kinsale storage facility, and natural field decline.

Marathon further developed the Kinsale Head area in 2003 by drilling and developing an additional subsea gas well. The Greensand subsea gas well is designed to enhance the productivity of the main Kinsale Head natural gas producing Greensand reservoir and has been tied back to Marathon’s existing Kinsale Head Bravo platform. Production began in July 2003.

During 2002, an agreement was entered into with the Seven Heads group to provide gas processing and transportation services, as well as field operating services, for the Seven Heads gas being brought to the Kinsale offshore production facilities beginning in 2003. Production from Seven Heads commenced in December 2003. Under this agreement, Marathon provides capacity to process and transport between 60 mmcfd to 100 mmcfd of Seven Heads gas.

Marathon has an 18.5 percent interest in the Corrib gas development project, located approximately 40 miles off Ireland’s west coast. On April 30, 2003, an Irish planning authority denied the application for the proposed onshore terminal to bring ashore gas from the Corrib field. In late 2003, the project partners submitted a new application to the planning authority. Marathon has reclassified approximately 14 million BOE from proved undeveloped reserves until the terminal application is approved, which is expected to be in late 2004.

Norway – In the Norwegian North Sea, Marathon’s share of production averaged 1,600 bpd and 16 mmcfd in 2003, compared to 800 bpd and 15 mmcfd in 2002. Marathon owns a 24 percent interest in the Heimdal field and gas-condensate processing center.

Marathon owns a 47 percent interest in the Vale field which is located northeast of the Heimdal field in 374 feet of water. This single subsea well tied back to the Heimdal platform came on line in June 2002. A further exploration well was drilled on this license in 2003 and resulted in an oil discovery called the Klegg field. The Klegg well was drilled to a total depth of 7,799 feet and encountered a gross oil column of approximately 223 feet. An evaluation of development options is underway with a decision expected in 2004.

Marathon has a 20 percent interest in the Byggve/Skirne gas-condensate field, currently in development on license PL102. This two well development is being tied back to the Heimdal platform gas processing center, with first production expected early 2004. Condensate export will be via the Heimdal-Brae-Forties system and gas export from the Heimdal transportation center.

On April 15, 2003, Marathon announced the success of the first well of its 2003 Norwegian continental shelf exploration program on the Kneler prospect in the Alvheim area. Located approximately 140 miles from Stavanger, Norway in 390 feet of water, the Kneler exploration well was drilled to total depth of 7,425 feet and encountered high quality crude oil in a gross oil column of 155 feet with 115 net feet of pay in the Heimdal formation. On May 27, 2003, Marathon announced a second discovery in the Alvheim area on the Boa well. The discovery well is located approximately 4.5 miles northwest of the Kneler discovery. The Boa well was drilled into the Heimdal formation to a total depth of 7,531 feet. This well encountered an 82 foot gross gas column and a 92 foot gross oil column. Marathon and its partners are evaluating several development scenarios for Alvheim, in which Marathon is operator and holds a 65 percent interest. Marathon expects to submit a development plan to the Norwegian authorities during the second quarter of 2004.

In December 2003, Marathon continued to grow its position offshore Norway by acquiring interests in three additional production licenses. Marathon is operator of two of the three licenses with 100 percent working interest (PL.307 and PL.311) and 40 percent in the third (PL.304). Work obligations have been established to promote rapid exploration of these offshore areas.

Netherlands – Divestment of Marathon’s interest in CLAM Petroleum B.V. (“CLAM”) was completed in May 2003.

West Africa

Equatorial Guinea—During 2002, in two separate transactions, Marathon acquired interests totaling 63 percent in the Alba field. Additionally, in these transactions, Marathon acquired a net 52 percent interest in an onshore liquefied petroleum gas processing plant and a 45 percent net interest in an onshore methanol production plant, both held through separate equity method investees.

The large scale Alba field Phase 2 expansion, which began in 2002, made significant progress in 2003. The field development and condensate production expansion portions of the project (Phase 2A) were greater than 90% complete at year end, with completion expected around April 1st of 2004. Work completed in 2003 included:

•	the fabrication and installation of two new offshore platforms,

•	installation of production flowlines,

•	installation of gas re-injection lines between the offshore platforms and Marathon facilities on Bioko Island,

•	drilling and completion of five new development wells,

•	tie-back and completion of three pre-drilled wells,

•	construction of additional condensate storage tanks on Bioko Island, and

•	installation of onshore pipelines and facilities to stabilize and transfer the increased production levels.

As a result of the Phase 2A expansion, gross condensate production had grown from 18,000 to 30,000 bpd (15,800 net) at the end of 2003. At the completion of Phase 2A, gross condensate production will be further increased to approximately 54,000 bpd (30,000 net).

The second phase of additional development (Phase 2B) includes fabrication and installation of a full process steam LPG cryogenic gas plant and associated storage, marine terminal, and fractionation equipment for propane and heavier gas components. This addition is expected to result in additional gross condensate production of 5,000 (2,600 net) bpd. Additionally, 20,000 (11,600 net) bpd of LPG is expected to be recovered. Phase 2B is expected to be completed near the end of 2004 raising total liquid production to a level of approximately 79,000 bpd.

On July 23, 2003, Marathon announced a natural gas discovery on Block D offshore Equatorial Guinea, where Marathon is operator with a 90 percent interest. The discovery well is on the Bococo prospect, located in 238 feet of water, approximately six miles west of the Alba gas/condensate field. The well was drilled to a depth of 6,110 feet and encountered 185 feet of net gas pay. The well has been suspended for reentry at a later date. The Bococo gas discovery complements three earlier dry gas discoveries on Block D for future development.

Marathon is currently evaluating the results of the recently drilled Deep Luba prospect, which will test for potential resources under the Alba field. This well was drilled from an Alba platform, which could enable early production if successful.

Gabon – Marathon is operator of the Tchatamba South, Tchatamba West and Marin fields with a 56 percent working interest. Production in Gabon averaged 14,700 net bpd of liquid hydrocarbons in 2003, compared with 16,700 net bpd in 2002. The decrease is attributable to the timing of liftings. Development work during 2003 brought production levels at the Tchatamba fields up to the facility capacity of approximately 42,000 gross bpd.

Angola – Offshore Angola, Marathon has a 10 percent working interest in Block 31 and a 30 percent working interest in Block 32. In 2002, Marathon participated in the first ultra-deepwater discovery in Block 31. The discovery, the Plutao 1-A, was drilled to a total depth of 14,607 feet and tested 5,357 bpd through a 48/64–inch choke. In 2003, Marathon announced additional discoveries in Block 31, including the Saturno-1 and Marte-1 wells. The Saturno-1 was drilled to a total depth of 15,444 feet and tested at a maximum rate of 5,000 bpd. The Marte-1 discovery well was drilled to a total depth of 13,756 feet and tested at a maximum rate of 5,200 bpd. Development options for Block 31 are currently being evaluated. Also on Block 31, Marathon has participated in the Venus well, which has reached total depth. Results of the Venus well will be reported upon government approvals.

In 2003, Marathon announced the first discovery on Block 32. The Gindungo-1 well was drilled in a water depth of 4,739 feet and successively tested at rates of 7,400 and 5,700 barrels of light oil per day from two separate zones. Also on Block 32, Marathon has participated in the Canela well located approximately 8 miles south of the Gindungo discovery on Block 32. The Canela well has reached total depth. Results of the Canela well will be reported upon government approvals.

Other International

Russia – On May 13, 2003 Marathon Oil Corporation announced that it had completed the acquisition of KMOC for an aggregate purchase price of approximately $285 million, including the assumption of $31 million in debt. KMOC currently produces approximately 16,000 net bpd in the Khanty Mansiysk region of western Siberia in the Russian Federation.

Western Canada – On October 1, 2003, Marathon completed the sale of the operations in western Canada for $612 million.

Eastern Canada – In 2002, Marathon announced a gas discovery at the Annapolis G-24 deepwater wildcat well approximately 215 miles south of Halifax, Nova Scotia in 5,504 feet of water. The G-24 encountered approximately 100 feet of net gas pay over several zones. Marathon is operator and has a 30 percent interest in the Annapolis lease. In addition, Marathon is operator of the adjacent Empire and Cortland leases with 50 percent and 75 percent interests, respectively. During 2003, 3-D seismic was acquired over both blocks to better define the trend.

Qatar – Marathon and three other companies are parties to a memorandum of understanding to further explore the possibility of developing a portion of the North field offshore Qatar. Marathon and its partners are pursuing technical and commercial discussions with Qatar Petroleum that could lead to a GTL, LPG and condensate project as part of the northern field development.

Libya – Marathon is a member of the Oasis Group, which acquired exploration and production rights in six concessions in the mid-1950s. Marathon has a 16.3 percent interest in these concessions. In 1986, the Oasis Group ceased active participation in the concessions following the imposition of trade sanctions by the U. S. government.

In 2002, the U. S. State Department reaffirmed the authority of the Oasis Group to hold discussions with representatives of the Libyan National Oil Company and the Libyan government relative to the future of the concessions. Based on the U.S. Government’s recent announcement on February 26, 2004, the Oasis Group is in active discussions with the Libyan National Oil Company concerning the negotiation of terms for their eventual return to the country.

The above discussions include forward-looking statements concerning the Phase 2A and Phase 2B expansion projects, including estimated completion dates, development plans, expected production levels, dates of initial production, which are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, reserve replacement rates, drilling rig availability, unforeseen problems arising from construction and other geological, operating and economic considerations. Offshore production and marine operations in areas such as the Gulf of Mexico, the North Sea, the U.K. Atlantic Margin, the Celtic Sea, offshore Nova Scotia and offshore West Africa are also subject to severe weather conditions, such as hurricanes or violent storms or other hazards. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations and tax regulations, which could adversely affect the economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

Reserves

At December 31, 2003, Marathon’s net proved liquid hydrocarbon and natural gas reserves, including its proportionate share of equity investees’ net proved reserves, totaled approximately 1.0 billion BOE, of which 46 percent were located in the United States. (For purposes of determining BOE, natural gas volumes are converted to approximate liquid hydrocarbon barrels by dividing the natural gas volumes expressed in thousands of cubic feet (“mcf”) by six. The liquid hydrocarbon volume is added to the barrel equivalent of gas volume to obtain BOE.)

Proved developed reserves represented 70 percent of total proved reserves as of December 31, 2003, as compared to 78 percent as of December 31, 2002. The decrease primarily reflects the disposition of the Yates field. Of the just over 300 mmboe of proved undeveloped reserves at year-end 2003, only 10 percent have been included as proved reserves for more than two years. On a BOE basis, excluding dispositions, Marathon replaced 124 percent of its 2003 worldwide oil and gas production. Excluding acquisitions and dispositions, Marathon replaced 76 percent of worldwide oil and gas production.

The following table sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

Estimated Quantities of Net Proved Oil and Gas Reserves at December 31

	Developed			Developed and Undeveloped
	2003	2002	2001	2003	2002	2001

Liquid Hydrocarbons (Millions of Barrels)
United States	193	226	243	210	245	268
Europe	47	63	69	59	76	88
West Africa	120	113	14	218	203	17
Other International	31	2	—	89	3	—

Total Consolidated Continuing Operations	391	404	326	576	527	373
Equity Investees(a)	2	177	178	2	183	184

Worldwide Continuing Operations	393	581	504	578	710	557
Discontinued Operations(b)	—	9	11	—	10	13

WORLDWIDE	393	590	515	578	720	570

Developed reserves as % of total net proved reserves	68.0%	81.9%	90.4%

Natural Gas (Billions of Cubic Feet)
United States	1,067	1,206	1,308	1,635	1,724	1,793
Europe	421	408	473	484	562	615
West Africa	528	552	—	665	653	—

Total Consolidated Continuing Operations	2,016	2,166	1,781	2,784	2,939	2,408
Equity Investee(c)	—	36	32	—	59	51

Worldwide Continuing Operations	2,016	2,202	1,813	2,784	2,998	2,459
Discontinued Operations(b)	—	290	308	—	379	399

WORLDWIDE	2,016	2,492	2,121	2,784	3,377	2,858

Developed reserves as % of total net proved reserves	72.4%	73.8%	74.2%

Total BOE (Millions of Barrels)
United States	371	427	461	483	532	567
Europe	117	132	148	139	170	190
West Africa	208	205	14	329	312	17
Other International	31	2	—	89	3	—

Total Consolidated Continuing Operations	727	766	623	1,040	1,017	774
Equity Investees(a)	2	183	183	2	193	193

Worldwide Continuing Operations	729	949	806	1,042	1,210	967
Discontinued Operations(b)	—	57	62	—	73	79

WORLDWIDE	729	1,006	868	1,042	1,283	1,046

Developed reserves as % of total net proved reserves	70.0%	78.4%	83.0%

(a)	Represents Marathon’s equity interests in LLC JV Chernogorskoye (“Chernogorskoye”), MKM and CLAM. MKM was dissolved and the Yates interest was sold in 2003. Marathon’s interest in CLAM was sold in 2003.
(b)	Represents Marathon’s western Canadian assets, which were sold in 2003.
(c)	Represents Marathon’s equity interest in CLAM, which was sold in 2003.

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

For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see “Consolidated Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Estimated Quantities of Proved Oil and Gas Reserves” on pages F-45 through F-46. Marathon has filed reports with the U.S. Department of Energy (“DOE”) for the years 2002 and 2001 disclosing the year-end estimated oil and gas reserves. Marathon will file a similar report for 2003. The year-end estimates reported to the DOE are the same as the estimates reported in the Supplementary Information on Oil and Gas Producing Activities.

Delivery Commitments

Marathon has commitments to deliver fixed and determinable quantities of natural gas to customers under a variety of contractual arrangements.

In Alaska, Marathon has two long-term sales contracts with the local utility companies, which obligates Marathon to supply approximately 213 bcf of natural gas over the remaining life of these contracts, which terminate in 2012 and 2016. In addition, Marathon has a 30 percent ownership interest in a Kenai, Alaska, LNG plant and a proportionate share of the long-term LNG sales obligation to two Japanese utility companies. This obligation is estimated to total 138 bcf through the remaining life of the contract, which terminates March 31, 2009. These commitments are structured with variable-pricing terms. Marathon’s production from various gas fields in the Cook Inlet supply the natural gas to service these contracts. Marathon’s proved reserves and estimated production rates in the Cook Inlet sufficiently meet these contractual obligations.

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

Oil and Natural Gas Production

The following tables set forth daily average net production of liquid hydrocarbons and natural gas for each of the last three years:

Net Liquid Hydrocarbons Production(a) (b)

(Thousands of Barrels per Day)	2003	2002	2001

United States(c)	107	117	127
Europe(d)	41	52	46
West Africa(d)	27	25	16
Other International(d)	10	1	—

Total Consolidated Continuing Operations	185	195	189
Equity Investees(d) (e)	6	8	9

Worldwide Continuing Operations	191	203	198
Discontinued Operations(f)	3	4	11

WORLDWIDE	194	207	209

Net Natural Gas Production(b) (g)

(Millions of Cubic Feet per Day)	2003	2002	2001

United States(c)	732	745	793
Europe	262	299	318
West Africa	66	53	—

Total Consolidated Continuing Operations	1,060	1,097	1,111
Equity Investees(h)	13	25	31

Worldwide Continuing Operations	1,073	1,122	1,142
Discontinued Operations(f)	74	104	123

WORLDWIDE	1,147	1,226	1,265

(a)	Includes crude oil, condensate and natural gas liquids.
(b)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts shown are before royalties.
(c)	Amounts reflect production from leasehold ownership, after royalties and interests of others.
(d)	Amounts reflect equity tanker liftings and direct deliveries of liquid hydrocarbons. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(e)	Represents Marathon’s equity interests in Chernogorskoye, MKM and CLAM.
(f)	Amounts represent Marathon’s western Canadian operations, which were sold in 2003.
(g)	Amounts exclude volumes purchased from third parties for injection and subsequent resale of 23 mmcfd in 2003, 4 mmcfd in 2002 and 8 mmcfd in 2001.
(h)	Represents Marathon’s equity interests in CLAM.

Productive and Drilling Wells

The following tables set forth productive wells and service wells for each of the last three years and drilling wells as of December 31, 2003.

Gross and Net Wells

2003	Productive Wells(a)				Service Wells(b)		Drilling Wells(c)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

United States	5,580	2,040	4,649	3,555	2,726	834	72	37
Europe	52	14	65	35	27	9	—	—
West Africa	7	4	10	7	1	1	7	3
Other International	109	109	—	—	21	21	6	6

Total Consolidated	5,748	2,167	4,724	3,597	2,775	865	85	46
Equity Investees(d)	96	21	—	—	15	3	—	—

WORLDWIDE	5,844	2,188	4,724	3,597	2,790	868	85	46

2002	Productive Wells(a)				Service Wells(b)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
United States	6,495	2,715	4,577	2,876	2,752	807
Europe	53	20	62	34	26	9
West Africa	6	3	6	4	1	1
Other International	485	226	1,529	1,032	47	16

Total Consolidated	7,039	2,964	6,174	3,946	2,826	833
Equity Investees(d)	2,298	742	85	4	1,002	174

WORLDWIDE	9,337	3,706	6,259	3,950	3,828	1,007

2001	Productive Wells(a)				Service Wells(b)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
United States	6,550	2,415	4,828	2,935	2,852	856
Europe	53	20	63	35	27	9
West Africa	6	3	—	—	—	—
Other International	529	242	1,463	989	44	17

Total Consolidated	7,138	2,680	6,354	3,959	2,923	882
Equity Investees(d)	2,002	609	83	4	1,142	243

WORLDWIDE	9,140	3,289	6,437	3,963	4,065	1,125

(a)	Includes active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 273, 357, and 341 in 2003, 2002 and 2001, respectively. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b)	Consist of injection, water supply and disposal wells.
(c)	Consists of exploratory and development wells.
(d)	Represents Chernogorskoye in 2003, and MKM and CLAM in 2002 and 2001.

Drilling Activity

The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to “net” wells or production indicate Marathon’s ownership interest or share, as the context requires):

Net Productive and Dry Wells Completed(a)

		2003	2002	2001

United States(b)
Development(c)	– Oil	4	8	10
	– Gas	231	174	751
	– Dry	—	1	1

	Total	235	183	762
Exploratory(d)	– Oil	1	2	2
	– Gas	7	5	9
	– Dry	2	6	8

	Total	10	13	19

	Total United States	245	196	781
International(e)
Development(c)	– Oil	31	2	1
	– Gas	14	28	54
	– Dry	1	3	5

	Total	46	33	60
Exploratory(d)	– Oil	2	—	—
	– Gas	21	20	16
	– Dry	5	3	5

	Total	28	23	21
	Total International	74	56	81

	Total Worldwide	319	252	862

(a)	Includes the number of wells completed during the applicable year regardless of the year in which drilling was initiated. Excludes any wells where drilling operations were continuing or were temporarily suspended as of the end of the applicable year. A dry well is a well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion. A productive well is an exploratory or development well that is not a dry well.
(b)	Includes Marathon’s equity interest in MKM.
(c)	Indicates wells drilled in the proved area of an oil or gas reservoir.
(d)	Includes both wildcat and delineation wells.
(e)	Includes Marathon’s equity interest in Chernogorskoye and CLAM.

Oil and Gas Acreage

The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage that Marathon held as of December 31, 2003:

Gross and Net Acreage

	Developed		Undeveloped		Developed and Undeveloped
(Thousands of Acres)	Gross	Net	Gross	Net	Gross	Net

United States	3,080	733	4,921	2,182	8,001	2,915
Europe	402	312	1,430	623	1,832	935
West Africa	68	42	3,204	937	3,272	979
Other International	599	599	2,756	2,161	3,355	2,760

Total Consolidated	4,149	1,686	12,311	5,903	16,460	7,589
Equity Investees(a)	47	10	—	—	47	10

WORLDWIDE	4,196	1,696	12,311	5,903	16,507	7,599

(a)	Represents Marathon’s interest in Chernogorskoye.

Refining, Marketing and Transportation

RM&T operations are primarily conducted by MAP and its subsidiaries, including its wholly owned subsidiaries, Speedway SuperAmerica LLC (“SSA”) and Marathon Ashland Pipe Line LLC.

Refining

MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per day. The table below sets forth the location and daily throughput capacity of each of MAP’s refineries as of December 31, 2003:

In-Use Refining Capacity

(Barrels per Day)

Garyville, LA	232,000
Catlettsburg, KY	222,000
Robinson, IL	192,000
Detroit, MI	74,000
Canton, OH	73,000
Texas City, TX	72,000
St. Paul Park, MN	70,000

TOTAL	935,000

MAP’s refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline. MAP’s refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha may be moved from Texas City to Robinson where excess reforming capacity is available; gas oil may be moved from Robinson to Detroit where excess fluid catalytic cracking unit capacity is available; and light cycle oil may be moved from Texas City to Robinson where excess desulfurization capacity is available.

MAP also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts. MAP manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries. Additionally, MAP manufactures aromatics, aliphatic hydrocarbons, cumene, base lube oil, polymer grade propylene and slack wax.

During 2003, MAP’s refineries processed 917,000 bpd of crude oil and 138,000 bpd of other charge and blend stocks. The following table sets forth MAP’s refinery production by product group for each of the last three years:

Refined Product Yields

(Thousands of Barrels per Day)	2003	2002	2001

Gasoline	567	581	581
Distillates	284	285	286
Propane	21	21	22
Feedstocks and Special Products	93	80	69
Heavy Fuel Oil	24	20	39
Asphalt	72	72	76

TOTAL	1,061	1,059	1,073

Planned maintenance activities requiring temporary shutdown of certain refinery operating units, or turnarounds, are periodically performed at each refinery. MAP initiated major turnarounds at its Catlettsburg, Garyville, and Texas City refineries in 2003.

Technology upgrades and expansions of the fluid catalytic cracking units (“FCCU”) at the Garyville and Texas City refineries were completed during early 2003. These projects have increased combined FCCU capacity by over 20,000 bpd, and resulted in improved yields, reduced operating costs, and enhanced reliability of these facilities.

At its Catlettsburg, Kentucky refinery, MAP has completed the approximately $440 million multi-year integrated investment program to upgrade product yield realizations and reduce fixed and variable manufacturing expenses. This program involves the expansion, conversion and retirement of certain refinery processing units that, in addition to improving profitability, will allow the refinery to begin producing low-sulfur (TIER 2) gasoline. Project startup was in the first quarter of 2004.

In the fourth quarter of 2003, MAP commenced approximately $300 million in new capital projects for its 74,000 bpd Detroit, Michigan refinery. One of the projects, a $110 million expansion project, is expected to raise the crude oil capacity at the refinery by 35 percent to 100,000 bpd. Other projects are expected to enable the refinery to produce new clean fuels and further control regulated air emissions. Completion of the projects is scheduled for the fourth quarter of 2005. Marathon will loan MAP the funds necessary for these upgrade and expansion projects.

Marketing

In 2003, MAP’s refined product sales volumes (excluding matching buy/sell transactions) totaled 19.8 billion gallons (1,293,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest, the upper Great Plains and the Southeast, and sales in the spot market, accounted for approximately 70 percent of MAP’s refined product sales volumes in 2003. Approximately 50 percent of MAP’s gasoline volumes and 91 percent of its distillate volumes were sold on a wholesale or spot market basis to independent unbranded customers or other wholesalers in 2003.

Approximately half of MAP’s propane is sold into the home heating markets and industrial consumers purchase the balance. Propylene, cumene, aromatics, aliphatics, and sulfur are marketed to customers in the chemical industry. Base lube oils and slack wax are sold throughout the United States. Pitch is also sold domestically, but approximately 13 percent of pitch products are exported into growing markets in Canada, Mexico, India, and South America.

MAP markets asphalt through owned and leased terminals throughout the Midwest and Southeast. The MAP customer base includes approximately 900 asphalt-paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers.

The following table sets forth the volume of MAP’s consolidated refined product sales by product group for each of the last three years:

Refined Product Sales

(Thousands of Barrels per Day)	2003	2002	2001

Gasoline	776	773	748
Distillates	365	346	345
Propane	21	22	21
Feedstocks and Special Products	97	82	71
Heavy Fuel Oil	24	20	41
Asphalt	74	75	78

TOTAL	1,357	1,318	1,304

Matching Buy/Sell Volumes included in above	64	71	45

MAP sells reformulated gasoline in parts of its marketing territory, primarily Chicago, Illinois; Louisville, Kentucky; northern Kentucky; and Milwaukee, Wisconsin. MAP also sells low-vapor-pressure gasoline in nine states.

As of December 31, 2003, MAP supplied petroleum products to approximately 3,900 Marathon and Ashland branded retail outlets located primarily in Michigan, Ohio, Indiana, Kentucky and Illinois. Branded retail outlets are also located in Florida, Georgia, Wisconsin, West Virginia, Minnesota, Tennessee, Virginia, Pennsylvania, North Carolina, South Carolina and Alabama.

Retail sales of gasoline and diesel fuel were also made through company-operated outlets by SSA. As of December 31, 2003, this subsidiary had 1,775 retail outlets in 9 states that sold petroleum products and convenience-store merchandise and services, primarily under the brand names “Speedway” and “SuperAmerica.” SSA’s revenues from the sale of convenience-store merchandise totaled $2.2 billion in 2003, compared with $2.4 billion in 2002. Profit levels from the sale of such merchandise and services tend to be less volatile than profit levels from the retail sale of gasoline and diesel fuel. During 2003, SSA withdrew from markets in the Southeast when it sold 190 convenience stores located in Florida, South Carolina, North Carolina and Georgia for approximately $140 million plus store inventory.

Pilot Travel Centers LLC (“PTC”), a joint venture with Pilot Corporation (“Pilot”), is the largest operator of travel centers in the United States with approximately 260 locations in 34 states. The travel centers offer diesel fuel, gasoline and a variety of other services, including on-premises brand name restaurants. On February 27, 2003, PTC purchased 60 retail travel centers from the Williams Companies located in 15 states, primarily in the Midwest, Southeast and Southwest. Pilot and MAP each own a 50 percent interest in PTC.

MAP’s retail marketing strategy is focused on SSA’s Midwest operations, additional growth of the Marathon brand, and continued growth for PTC.

Supply and Transportation

MAP obtains the crude oil it processes from negotiated contracts and spot purchases or exchanges. In 2003, MAP’s net purchases of U.S. produced crude oil for refinery input averaged 422,000 bpd, including a net 30,000 bpd from Marathon. In 2003, Canada was the source for 13 percent or 122,000 bpd of crude oil processed and other foreign sources supplied 41 percent or 373,000 bpd of the crude oil processed by MAP’s refineries, including approximately 225,000 bpd from the Middle East. This crude was acquired from various foreign national oil companies, producing companies and traders.

MAP operates a system of pipelines and terminals to provide crude oil to its refineries and refined products to its marketing areas. At December 31, 2003, MAP owned, leased, or had an ownership interest in approximately 3,073 miles of crude oil trunk lines and 3,850 miles of product trunk lines. MAP owns a 47 percent interest in LOOP LLC (“LOOP”), which is the owner and operator of the only U.S. deepwater oil port, located 18 miles off the coast of Louisiana; a 50 percent interest in LOCAP LLC, which owns a crude oil pipeline connecting LOOP and the Capline system; and a 37 percent interest in the Capline system, a large diameter crude oil pipeline extending from St. James, Louisiana to Patoka, Illinois.

MAP also has a 33 percent ownership interest in Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP’s St. Paul Park, Minnesota refinery.

On February 10, 2003, MAP increased its ownership in Centennial Pipeline LLC from 33 percent to 50 percent and as of December 31, 2003, MAP and Texas Eastern Products Pipeline Company, L.P. own Centennial Pipeline LLC 50 percent each. The Centennial Pipeline system connects Gulf Coast refineries with the Midwest market.

In the fourth quarter 2003, a MAP subsidiary, Ohio River Pipe Line LLC, completed the construction of the Cardinal Products Pipeline, which extends from Kenova, West Virginia to Columbus, Ohio. The first deliveries from the pipeline occurred in late December 2003. The pipeline is an interstate common carrier pipeline and is expected to initially move approximately 36,000 bpd of refined petroleum into the central Ohio region. The pipeline, which has a capacity of up to 80,000 bpd, is expected to provide a stable, cost effective supply of gasoline, diesel and jet fuel to this market.

MAP’s 88 light product and asphalt terminals are strategically located throughout the Midwest, upper Great Plains and Southeast. These facilities are supplied by a combination of pipelines, barges, rail cars and/or trucks. MAP’s marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries and the Intercoastal Waterway. MAP also leases and owns rail cars in various sizes and capacities for movement and storage of petroleum products and a large number of tractors, tank trailers and general service trucks.

The above RM&T discussions include forward-looking statements concerning anticipated completion of refinery projects and the operation of the Cardinal Products Pipeline. Some factors that could potentially cause actual results for the refinery projects to differ materially from present expectations include (among others) price of petroleum products, levels of cash flow from operations, unforeseen problems arising from construction, regulatory approval constraints and unforeseen hazards such as weather conditions and delays in construction. Some factors that could affect the pipeline system include the price of petroleum products and other supply issues. This forward-looking information may prove to be inaccurate and actual results may differ from those presently anticipated.

Other Energy Related Businesses

Marathon operates other businesses that market and transport its own and third-party natural gas, crude oil and products manufactured from natural gas, such as LNG and methanol, primarily in the United States, Europe and West Africa. Some of these businesses, as well as other business projects under development, comprise Marathon’s integrated gas strategy.

Marathon owns an interest in the following pipeline systems: a 29 percent interest in Odyssey Pipeline LLC and a 28 percent interest in Poseidon Oil Pipeline Company, LLC (both Gulf of Mexico crude oil pipeline systems); a 24 percent interest in Nautilus Pipeline Company, LLC and a 24 percent interest in Manta Ray Offshore Gathering Company, LLC (both Gulf of Mexico natural gas pipeline systems); a 17 percent interest in Explorer Pipeline Company (a light product pipeline system extending from the Gulf of Mexico to the Midwest); and a 6 percent interest in Wolverine Pipe Line Company (a light product pipeline system extending from Chicago, IL to Toledo, OH). None of these refined product systems are part of MAP. Marathon also holds interests in some smaller offshore Gulf of Mexico oil pipeline systems.

Marathon owns a 34 percent ownership interest in the Neptune natural gas processing plant located in St. Mary Parish, Louisiana, which commenced operations on March 20, 2000. The plant has the capacity to process 300 mmcfd of natural gas, which is supplied by the Nautilus pipeline system, and is being expanded to 600 mmcfd capacity effective early 2004.

In addition to the sale of its own oil and natural gas production, Marathon purchases oil and gas from third party producers and marketers for resale.

Marathon owns a 30 percent interest in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport LNG to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon’s natural gas production in the Cook Inlet. From the first production in 1969, the LNG has been sold under a long-term contract with two of Japan’s largest utility companies. Marathon has a 30 percent participation in this contract, which will continue through March 31, 2009. LNG deliveries totaled 66 gross bcf (22 net bcf) in 2003.

On January 3, 2002, Marathon acquired a 45 percent interest in a methanol plant located in Malabo, Equatorial Guinea from CMS Energy. Feedstock for the plant is supplied from a portion of Marathon’s natural gas production in the Alba field. Methanol production totaled 836,000 gross metric tons (376,000 net metric tons) in 2003. Production from the plant is used to supply customers in Europe and the U.S.

In August 2002, Marathon acquired the rights to deliver up to 58 bcf of LNG annually to the Elba Island LNG terminal near Savannah, Georgia. The contract has a 17-year term with an option to extend for an additional five-year period. The agreement provides for the right to deliver LNG under a put option with the capacity owner of the facility and, under certain conditions, take redelivery of natural gas for onward sale to third parties.

Marathon’s Atlantic Basin integrated gas activity centers around the monetization of Marathon’s gas reserves from the Alba field. This proposed project would involve construction of a 3.4 million metric tonnes per year LNG facility located on Bioko Island, Equatorial Guinea, with startup currently projected for late 2007. In the second quarter of 2003, Marathon, the Government of Equatorial Guinea, and GEPetrol, the national oil company of Equatorial Guinea, signed a heads of agreement on fiscal terms and conditions for the development of the LNG facility. In addition, Marathon signed a letter of understanding with BG Gas Marketing, Ltd. (“BGML”), a subsidiary of BG Group plc, under which BGML would purchase the LNG plant’s production for a period of 17 years. BGML has stated its intent to deliver the LNG primarily to the LNG receiving terminal in Lake Charles, Louisiana, where it would be regasified and delivered into the Gulf Coast natural gas pipeline grid. The provisions of the letter of understanding are subject to a definitive purchase and sale agreement, which the parties expect to finalize in the second quarter of 2004.

In the Pacific Basin, one of the integrated gas projects Marathon has been pursuing, the Tijuana Regional Energy Center, will not proceed. Marathon has been unable to make significant progress on this project, principally due to the lack of local and regional support that would be necessary to obtain land use and other key permits. More recently, the Baja California State Government announced plans to expropriate land, on which Marathon and its partners held options to purchase, that would have been the site for the proposed project.

Marathon has been engaged in GTL research and development since the early 1990s with the goal of creating a process and facility capable of converting natural gas into ultra-clean diesel fuel. Currently, Marathon is participating in a GTL demonstration plant at the Port of Catoosa near Tulsa, Oklahoma. Dedicated during the fourth quarter of 2003, this complex is part of the Department of Energy’s Ultra-Clean Fuels Program. This GTL technology development is being pursued in conjunction with Marathon’s proposed Qatar GTL project.

In the first quarter of 2004, Marathon will realign its segment reporting. A new segment, Integrated Gas, will be introduced and the Other Energy Related Businesses (“OERB”) segment will be eliminated. Of the business activities discussed above, the Gulf of Mexico crude oil pipeline systems, crude oil marketing activities and the Catoosa demonstration plant will be reported in the Exploration and Production segment. The refined products pipeline systems will be reported in the Refining, Marketing and Transportation segment. The remaining activities will comprise the Integrated Gas segment which will consist of LNG facilities, certain midstream gas plants and pipelines, non-equity natural gas marketing activity, and continued execution of other integrated gas strategies in the Atlantic and Pacific Basins, which may or may not be connected to Marathon’s E&P activity. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook” on page 47.

The above OERB discussion contains forward looking statements concerning the plans for a LNG facility and a LNG offtake transaction. Factors that could affect the plans for the LNG plant and LNG offtake transaction include the successful negotiation and execution of definitive purchase and sale agreements for gas supply and LNG offtake, board approval of the transactions, approval of the LNG project by the Government of Equatorial Guinea, unforeseen difficulty in negotiation of definitive agreements among project participants, inability or delay in obtaining necessary government and third-party approvals, unanticipated changes in market demand or supply, competition with similar projects, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Competition and Market Conditions

Strong competition exists in all sectors of the oil and gas industry and, in particular, in the exploration and development of new reserves. Marathon competes with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and other properties, for the equipment and labor required to develop and operate those properties and in the marketing of oil and natural gas to end-users. Many of Marathon’s competitors have financial and other resources greater than those available to Marathon. As a consequence, Marathon may be at a competitive disadvantage in bidding for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving front-end bonus payments or commitments-to-work programs. Marathon also competes in attracting and retaining personnel, including geologists, geophysicists and other specialists. Based on industry sources, Marathon believes it currently ranks eighth among U.S.-based petroleum corporations on the basis of 2002 worldwide liquid hydrocarbon and natural gas production.

Marathon through MAP must also compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks fifth among U.S. petroleum companies on the basis of crude oil refining capacity as of January 1, 2004. MAP competes in four distinct markets – wholesale, spot, branded and retail distribution—for the sale of refined products and believes it competes with about 40 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; about 80 companies in the sale of petroleum products in the spot market; 11 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and approximately 275 petroleum product retailers in the retail sale of petroleum products. Marathon competes in the convenience store industry through SSA’s retail outlets. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other merchandise and services. Some locations also have on-premises brand-name restaurants such as Subway™. Marathon also competes in the travel center industry through its 50 percent ownership in PTC.

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

As a result of the Separation, Marathon and United States Steel are separate companies, and neither has any ownership interest in the other. Thomas J. Usher is chairman of the board of both companies, and, as of December 31, 2003, four of the ten remaining members of Marathon’s board of directors are also directors of United States Steel.

In connection with the Separation and pursuant to the Plan of Reorganization, Marathon and United States Steel have entered into a series of agreements governing their relationship after the Separation and providing for the allocation of tax and certain other liabilities and obligations arising from periods before the Separation. The following is a description of the material terms of two of those agreements.

Financial Matters Agreement

Under the financial matters agreement, United States Steel has assumed and agreed to discharge all Marathon’s principal repayment, interest payment and other obligations under the following, including any amounts due on any default or acceleration of any of those obligations, other than any default caused by Marathon:

•	obligations under industrial revenue bonds related to environmental projects for current and former U.S. Steel Group facilities, with maturities ranging from 2009 through 2033;

•	sale-leaseback financing obligations under a lease for equipment at United States Steel’s Fairfield Works facility, with the lease term extending to 2012, subject to extensions;

•	obligations relating to various lease arrangements accounted for as operating leases and various guarantee arrangements, all of which were assumed by United States Steel; and

•	certain other guarantees.

The financial matters agreement also provides that, on or before the tenth anniversary of the Separation, United States Steel will provide for Marathon’s discharge from any remaining liability under any of the assumed industrial revenue bonds. United States Steel may accomplish that discharge by refinancing or, to the extent not refinanced, paying Marathon an amount equal to the remaining principal amount of all accrued and unpaid debt service outstanding on, and any premium required to immediately retire, the then outstanding industrial revenue bonds. $2 million of the industrial revenue bonds are scheduled to mature in the period extending through December 31, 2009.

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

Tax Sharing Agreement

Marathon and United States Steel have a tax sharing agreement that applies to each of their consolidated tax reporting groups. Provisions of this agreement include the following:

•	for any taxable period, or any portion of any taxable period, ended on or before December 31, 2001, unpaid tax sharing payments will be made between Marathon and United States Steel generally in accordance with the general tax sharing principles in effect before the Separation;

•	no tax sharing payments will be made with respect to taxable periods, or portions thereof, beginning after December 31, 2001; and

•	provisions relating to the tax and related liabilities, if any, that result from the Separation ceasing to qualify as a tax-free transaction and limitations on post-Separation activities that might jeopardize the tax-free status of the Separation.

Under the general tax sharing principles in effect before the Separation:

•	the taxes payable by each of the Marathon Group and the U.S. Steel Group were determined as if each of them had filed its own consolidated, combined or unitary tax return; and

•	the U.S. Steel Group would receive the benefit, in the form of tax sharing payments by the parent corporation, of the tax attributes, consisting principally of net operating losses and various credits, that its business generated and the parent used on a consolidated basis to reduce its taxes otherwise payable.

In accordance with the tax sharing agreement, at the time of the Separation, Marathon made a preliminary settlement with United States Steel of approximately $440 million as the net tax sharing payments owed to it for the year ended December 31, 2001 under the pre-Separation tax sharing principles.

The tax sharing agreement also addresses the handling of tax audits and contests and other matters respecting taxable periods, or portions of taxable periods, ended before December 31, 2001.

In the tax sharing agreement, each of Marathon and United States Steel promised the other party that it:

•	would not, before January 1, 2004, take various actions or enter into various transactions that might, under section 355 of the Internal Revenue Code of 1986, jeopardize the tax-free status of the Separation; and

•	would be responsible for, and indemnify and hold the other party harmless from and against, any tax and related liability, such as interest and penalties, that results from the Separation ceasing to qualify as tax-free because of its taking of any such action or entering into any such transaction.

The prescribed actions and transactions include:

•	the liquidation of Marathon or United States Steel; and

•	the sale by Marathon or United States Steel of its assets, except in the ordinary course of business.

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

Obligations Associated with the Separation as of December 31, 2003

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Obligations Associated with the Separation of United States Steel” on page 43 for a discussion of Marathon’s obligations associated with the Separation.

Environmental Matters

Marathon maintains a comprehensive environmental policy overseen by the Corporate Governance and Nominating Committee of Marathon’s Board of Directors. Marathon’s Health, Environment and Safety organization has the responsibility to ensure that Marathon’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Health, Environment and Safety Management Committee, which is comprised of officers of Marathon, is charged with reviewing its overall performance with various environmental compliance programs. Marathon also has an Emergency Management Team, composed of senior management, which oversees the response to any major emergency environmental incident involving Marathon or any of its properties.

Marathon’s businesses are subject to numerous laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act (“CAA”) with respect to air emissions, the Clean Water Act (“CWA”) with respect to water discharges, the Resource Conservation and Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response. In addition, many states where Marathon operates have similar laws dealing with the same matters. These laws and their associated regulations are subject to frequent change and many of them have become more stringent. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on Marathon for the conduct of others or conditions others have caused, or for Marathon’s acts that complied with all applicable requirements when we performed them. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable, due in part to the fact that certain implementing regulations for some environmental laws have not yet been finalized or, in some instances, are undergoing revision. These environmental laws and regulations, particularly the 1990

Amendments to the CAA and its implementing regulations, new water quality standards and stricter fuel regulations, could result in increased capital, operating and compliance costs.

For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see “Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies” on page 45 and “Legal Proceedings” on page 24.

Air

Of particular significance to MAP are EPA regulations that require reduced sulfur levels in the manufacture of gasoline and on-road diesel fuel starting in 2004 and 2006, respectively. Marathon estimates that MAP’s combined capital costs to achieve compliance with these rules could amount to approximately $900 million, which includes costs that could be incurred as part of other refinery upgrade projects, between 2002 and 2006. Some factors that could potentially affect MAP’s gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, completion of project detailed engineering, and project construction and logistical considerations.

The U.S. EPA has finalized new and revised National Ambient Air Quality Standards (“NAAQS”) for fine particulate emissions (PM2.5) and ozone. In connection with these new standards, EPA will designate certain areas as “nonattainment,” meaning that the air quality in such areas do not meet the NAAQS. To address these nonattainment areas EPA has proposed a rule called the Interstate Air Quality Rule (“IAQR”) that will require significant reductions of SO2 and NOx emissions in numerous states. All of Marathon’s refinery operations are located within these affected states. If this rule is finalized, it could have a significant impact on Marathon’s operations as well as the operations of many of Marathon’s competitors. At this time, Marathon cannot determine whether the IAQR will be finalized or whether it will be substantially changed before it is final. As a result, Marathon cannot presently reasonably estimate the financial impact of such a rule.

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

Additionally, OPA-90 requires that new tank vessels entering or operating in U.S. waters be double hulled and that existing tank vessels that are not double-hulled be retrofitted or removed from U.S. service, according to a phase-out schedule. As of December 31, 2003, all of the barges used in MAP’s river transportation operations meet the double-hulled requirements of OPA-90.

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

The basis for estimating oil and gas reserves is set forth in “Consolidated Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Estimated Quantities of Proved Oil and Gas Reserves” on pages F-45 through F-46.

Property, Plant and Equipment Additions

For property, plant and equipment additions, see “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Capital Expenditures” on page 40.

Employees

Marathon had 27,007 active employees as of December 31, 2003, including 23,556 MAP employees. Of the total number of MAP employees, 17,139 were employees of Speedway SuperAmerica LLC, most of whom were employees at retail marketing outlets.

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

Available Information

General information about Marathon, including the Corporate Governance Principles and Charters for the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Committee on Financial Policy, can be found at www.marathon.com. In addition, Marathon’s Code of Business Conduct and Code of Ethics for Senior Financial Officers is available on the website at www.marathon.com/Values/ Corporate_Governance/. Marathon’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the website as soon as reasonably practicable after the reports are filed or furnished with the SEC. These documents are also available in hard copy, free of charge, by contacting Marathon’s Investor Relations office. Information contained on Marathon’s website is not incorporated into this Form 10-K or other securities filings.

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

Powder River Basin Arbitration

The U.S. Bureau of Land Management (“BLM”) completed a multi-year review of potential environmental impacts from coal bed methane development on federal lands in the Powder River Basin in Montana and Wyoming. The Agency’s Record of Decision (“ROD”) was signed on April 30, 2003 supporting increased coal bed methane development. Plaintiff environmental and other groups filed four suits in May 2003 in the U.S. District Court for the District of Montana against the BLM alleging the Agency’s environmental impact review was not adequate. Plaintiffs seek a court order enjoining coal bed methane development on federal lands in the Powder River Basin until BLM conducts additional studies on the environmental impact. Marathon has been allowed to intervene as a party in all four of the cases. As the lawsuits to delay energy development in the Powder River Basin progress through the courts, BLM continues to process permits to drill under the ROD. In January 2004, the Court over protests of Plaintiffs, transferred to the District Court of Wyoming, portions of two of the cases dealing with the sufficiency of the environmental impact review as to lands in Wyoming.

Environmental Proceedings

The following is a summary of proceedings involving Marathon that were pending or contemplated as of December 31, 2003, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management’s belief set forth in the first paragraph under Item 3. “Legal Proceedings” above takes such matters into account.

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

At December 31, 2003, Marathon had been identified as a PRP at a total of 9 CERCLA waste sites. Based on currently available information, which is in many cases preliminary and incomplete, Marathon believes that its liability for cleanup and remediation costs in connection with all but one of these sites will be under $1 million per site, and most will be under $100,000. Marathon believes that its liability for cleanup and remediation costs in connection with the one remaining site will be under $4 million.

In addition, there are four sites where Marathon has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

There are also 125 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 16 were associated with properties conveyed to MAP by Ashland which has retained liability for all costs associated with remediation. Based on currently available information, which is in many cases preliminary and incomplete, Marathon believes that its liability for cleanup and remediation costs in connection with 15 of these sites will be under $100,000 per site, 43 sites have potential costs between $100,000 and $1 million per site, 16 sites may involve remediation costs between $1 million and $5 million per site, 7 sites have incurred remediation costs of more than $5 million per site, and one additional site has the potential to exceed $5 million. There are 27 sites with insufficient information to estimate future remediation costs.

There is one site that involves a remediation program in cooperation with the Michigan Department of Environmental Quality at a closed and dismantled refinery site located near Muskegon, Michigan. During the next 10 to 20 years, Marathon anticipates spending less than $7 million at this site. Expenditures in 2003 were approximately $225,000, and expenditures in 2004 will be approximately $500,000. Ongoing work at this site is subject to approval by the Michigan Department of Environmental Quality (“MDEQ”), and a risk-based closure strategy is being developed and will be approved by the MDEQ.

MAP has had a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois Attorney General’s Office since 2002 concerning MAP’s self-reporting of possible emission exceedences and permitting issues related to storage tanks at its Robinson, Illinois refinery. MAP has had periodic discussions with Illinois officials regarding this matter and more discussions are anticipated in 2004.

The Kentucky Natural Resources and Environmental Cabinet issued the MAP Catlettsburg, Kentucky Refinery a Notice of Violation (“NOV”) regarding the Tank 845 rupture which occurred in November of 1999. The tank rupture caused the tank’s contents to be released onto the ground and adjoining retention area. MAP resolved this matter in 2003 for a civil penalty of $120,000 and the entering of an agreed Administrative Order.

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

In July, 2002, Marathon received a Notice of Enforcement from the State of Texas for alleged excess air emissions from its Yates Gas Plant and production operations on its Kloh lease. The Notices did not compute a penalty or fine for these pending enforcement actions; a tentative settlement for under $200,000 in civil penalties and a Supplemental Environmental Project has been reached and awaits full Commission approval.

In May, 2003, Marathon received a Consolidated Compliance Order & Notice or Potential Penalty from the State of Louisiana for alleged various air permit regulatory violations. This matter has been resolved in principle with the State for a civil penalty of under $150,000 and awaits formal closure with the State.

During the third quarter of 2003, a MAP subsidiary, Ohio River Pipe Line LLC (“ORPL”), entered into Director’s Final Findings and Orders with the Ohio Environmental Protection Agency (“OEPA”). The OEPA had alleged ORPL violations of a stormwater permit and pollution prevention plan during construction of the Cardinal Products Pipeline. The Findings and Orders required compliance with the permit, plan and other requirements, and payment of a $104,738 civil penalty.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The principal market on which the Company’s common stock is traded is the New York Stock Exchange. Information concerning the high and low sales prices for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-41.

As of January 31, 2004, there were 61,404 registered holders of Marathon common stock.

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

On January 29, 2003, Marathon amended the Rights Agreement, dated as September 28, 1999, as amended, between Marathon and National City Bank, as successor rights agent. The Rights Agreement was amended so that the Rights to Purchase Series A Junior Preferred Stock expired on January 31, 2003, more than six years earlier than initially specified in the plan.

Item 6. Selected Financial Data

See page F-49 through F-51.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon Oil Corporation (“Marathon”) is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary, Marathon Ashland Petroleum LLC (“MAP”); and other energy related businesses. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Items 1. and 2. Business and Properties, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting the businesses of Marathon. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “targets”, “plan,” “project,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Unless specifically noted, amounts for MAP do not reflect any reduction for the 38 percent interest held by Ashland Inc. (“Ashland”).

Overview

Marathon’s overall operating results depend on the profitability of its exploration and production (“E&P”) and refining, marketing and transportation (“RM&T”) segments.

Exploration and Production

E&P segment revenues correlate closely with prevailing prices for crude oil and natural gas. The increase in Marathon’s E&P segment revenues during 2003 tracked the increase in prices for these commodities. The robust prices for crude oil during 2003 were caused in part by increased demand in strengthening economies, particularly in the United States and the Far East, reduced crude oil inventories, as well as civil and political unrest and military actions in various oil exporting countries. The average spot price during 2003 for West Texas Intermediate (WTI), a benchmark crude oil, was $31.06 per barrel – up from an average of $26.16 in 2002 – and ended the year at $32.47.

Natural gas prices were significantly higher in 2003 as compared to 2002. A significant portion of Marathon’s United States lower 48 natural gas production is sold at bid week prices, making this indicator particularly important. The average quarterly bid week prices for 2003 were $6.58, $5.40, $4.97 and $4.58, respectively for the first to fourth quarter. Natural gas prices in Alaska are largely contractual, while natural gas production there is seasonal in nature, trending down during the second and third quarters and increasing during the fourth and first quarters. The other major gas-producing region for Marathon is Europe, where a large portion of Marathon’s gas sales are at contractual prices, making them less subject to European price volatility.

For additional information on price risk management, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 52.

E&P segment income during 2003 was impacted by slightly lower oil-equivalent production – down approximately 6 percent from 2002 levels. 2004 production is expected to decrease about 6 percent from 2003 levels mainly due to sales of non-core properties during 2003. Marathon estimates its 2004 production will average approximately 365,000 barrels of oil equivalent per day (“BOEPD”), excluding the impact of any additional acquisitions or dispositions. While production is expected to remain relatively flat through 2005, significant production growth is expected starting in 2006 from known projects in new core areas and recent exploration successes. Total production is anticipated to grow by more than 3 percent on an average annual basis between 2003 and 2008.

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

E&P operations are subject to various hazards, including acts of war or terrorist acts and the governmental or military response thereto, explosions, fires and uncontrollable flows of oil and gas. Offshore production and marine operations in areas such as the Gulf of Mexico, the North Sea, the U.K. Atlantic Margin, the Celtic Sea, offshore Nova Scotia and offshore West Africa are also subject to severe weather conditions such as hurricanes or violent storms or other hazards. Development of new production properties in countries outside the United States may require protracted negotiations with host governments and are frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects.

Refining, Marketing and Transportation

MAP refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States. RM&T segment income primarily reflects MAP’s income from operations which depends largely on the refining and wholesale marketing margin, refinery throughputs, retail marketing margins for gasoline, distillates and merchandise, and the profitability of its pipeline transportation operations.

The refining and wholesale marketing margin is the difference between the wholesale prices of refined products sold and the cost of crude oil and other feedstocks refined, the cost of purchased products and manufacturing costs. MAP is a purchaser of crude oil in order to satisfy throughput requirements of its refineries. As a result, its refining and wholesale marketing margin could be adversely affected by rising crude oil and other feedstock prices that are not recovered in the marketplace. The crack spread, which is a measure of the difference between spot market gasoline and distillate prices and spot market crude costs, is an industry indicator of refining margins. In addition to changes in the crack spread, MAP’s refining and wholesale marketing margin is impacted by the types of crude oil processed, the wholesale selling prices realized for all the products sold and the level of manufacturing costs. MAP processes significant amounts of sour crude oil which enhances its competitive position in the industry as sour crude oil typically can be purchased at a discount to sweet crude oil. As crude oil production increases in the coming years, heavy, sour crude oil production growth is expected to outpace sweet crude oil production growth , which may translate into higher sour crude oil discounts going forward. Over the last three years, approximately 60% of the crude oil throughput at MAP’s refineries has been sour crude oil. Sales of asphalt increase during the highway construction season in MAP’s market area which is primarily in the second and third calendar quarters. The selling price of asphalt is dependant on the cost of crude oil, the price of alternative paving materials and the level of construction activity in both the private and public sectors. Changes in manufacturing costs from period to period are primarily dependant on the level of maintenance activities at the refineries and the price of purchased natural gas. The refining and wholesale marketing margin has been historically volatile and varies with the level of economic activity in the various marketing areas, the regulatory climate, logistical capabilities and the available supply of refined products and raw materials.

For additional information on price risk management, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 52.

Additionally, the retail marketing gasoline and distillate margin, the difference between the ultimate price paid by consumers and the wholesale cost of the refined products, including secondary transportation, plays an important part in downstream profitability. Retail gasoline and distillate margins have been historically volatile, but tend to be countercyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations that impact driving conditions. Gross margins on merchandise sold at retail outlets tend to be less volatile than the gross margin from the retail sale of gasoline and diesel fuel. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items, the impact of competition and the level of economic activity in the marketing areas. The profitability of MAP’s pipeline transportation operations is primarily dependant on the volumes shipped through the pipelines. The volume of crude oil that MAP transports is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by MAP’s crude oil pipelines. Key factors in this supply and demand balance are the production levels of crude oil by producers, the availability and cost of alternative transportation modes, and the refinery and transportation system maintenance levels. The throughput of the refined products that MAP transports is directly affected by the production level of, and user demand for, refined products in the markets served by MAP’s refined product pipelines. In most of MAP’s markets, demand for gasoline peaks during the summer driving season, which extends from May through September, and declines during the fall and winter months. The seasonal pattern for distillates is the reverse of this, helping to level overall movements on an annual basis. As with crude, other transportation alternatives and maintenance levels influence refined product movements.

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

Other Energy Related Businesses

Marathon operates other businesses that market and transport its own and third-party natural gas, crude oil and products manufactured from natural gas, such as liquefied natural gas (“LNG”) and methanol, primarily in the United States, Europe and West Africa. The profitability of these operations depends largely on commodity prices, volume deliveries, margins on resale gas, and demand. Methanol spot pricing is very volatile largely because global methanol demand is only 30 millions tons and any one major unplanned shutdown or new addition can have a significant impact on the supply-demand balance. Other energy related businesses (“OERB”) operations could be impacted by unforeseen events such as explosions, fires, product spills, inclement weather or availability of LNG vessels. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

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

Certain accounting estimates are considered to be critical if a) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and b) the impact of the estimates and assumptions on financial condition or operating performance is material.

Estimated Net Recoverable Quantities of Oil and Gas

Marathon uses the successful efforts method of accounting for its oil and gas producing activities. The successful efforts method inherently relies upon the estimation of proved reserves, both developed and undeveloped. The existence and the estimated amount of proved reserves affect, among other things, whether or not certain costs are capitalized or expensed, the amount and timing of costs depleted or amortized into income and the presentation of supplemental information on oil and gas producing activities. Both the expected future cash flows to be generated by oil and gas producing properties and the expected future taxable income available to realize the value of deferred tax assets, which are discussed further below, rely in part on estimates of net recoverable quantities of oil and gas.

Marathon’s estimation of net recoverable quantities of oil and gas is a highly technical process performed primarily by in-house reservoir engineers and geoscience professionals. During 2003, approximately 35 percent of Marathon’s total proved reserves were prepared, reviewed or validated by third-party petroleum engineering consultants. The results of these third-party reviews were consistent with Marathon’s proved reserve estimates.

Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are subject to change, either positively and negatively, as additional information becomes available and as contractual, economic and political conditions change. During 2003, net revisions of previous estimates increased total proved reserves by 40 million BOE as a result of 97 million BOE in positive revisions which were partially offset by 57 million BOE in negative revisions.

Proved developed reserves represented 70 percent of total proved reserves as of December 31, 2003, as compared to 78 percent as of December 31, 2002. The decrease primarily reflects the disposition of the Yates field. Of the just over 300 mmboe of proved undeveloped reserves at year-end 2003, only 10 percent have been included as proved reserves for more than two years.

Costs incurred for the periods ended December 31, 2003, 2002, and 2001 relating to the development of proved undeveloped oil and gas reserves, including Marathon’s proportionate share of equity investees’ costs incurred, were $780 million, $404 million, and $365 million. As of December 31, 2003, estimated future development costs relating to the development of proved undeveloped oil and gas reserves for the years 2004 through 2006 are projected to be $324 million, $149 million, and $126 million.

Expected Future Cash Flows Generated by Certain Oil and Gas Producing Properties

Marathon must estimate the expected future cash flows to be generated by its oil and gas producing properties to evaluate the possible need to impair the carrying value of those properties. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which is called an “asset group”. An impairment of any one of Marathon’s five largest producing property asset groups could have a material impact on the presentation of financial condition, changes in financial condition or results of operations. Those asset groups – the Alba field offshore Equatorial Guinea, the coal bed natural gas properties of the Powder River Basin, the Brae Area Complex offshore the United Kingdom, Petronius development in the Gulf of Mexico, and Potanay field in the Russian Federation – comprise approximately 49 percent of Marathon’s total proved oil and gas reserves. The expected future cash flows from these asset groups require assumptions about matters such as the prevailing level of future oil and gas prices, estimated recoverable quantities of oil and gas, expected field performance and the political environment in the host country.

Long-lived asset groups held and used in operations must be impaired when the carrying value is not recoverable and exceeds the fair value. Recoverability of the carrying values is determined by comparison with the undiscounted expected future cash flows to be generated by those groups. As of December 31, 2003, no impairment in the value of the Alba field, Powder River Basin, Brae Area Complex, Petronius development or the Potanay field was indicated.

Expected Future Taxable Income

Marathon must estimate its expected future taxable income to assess the realizability of its deferred income tax assets. As of December 31, 2003, Marathon reported net deferred tax assets of $1.155 billion, which represented gross assets of $1.731 billion net of valuation allowances of $576 million.

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

In determining its overall estimated future taxable income for purposes of assessing the need for additional valuation allowances, Marathon considers proved and risk-adjusted probable and possible reserves related to its existing producing properties, as well as estimated quantities of oil and gas related to undeveloped discoveries if, in the judgment of Marathon management, it is likely that development plans will be approved in the foreseeable future. In assessing the propriety of releasing an existing valuation allowance, Marathon considers the preponderance of evidence concerning the realization of the impaired deferred tax asset.

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

Marathon’s deferred tax assets include $450 million relating to Norwegian net operating loss carryforwards (“NOLs”). Marathon has established a valuation allowance of $420 million against these NOLs. Currently, Marathon generates income from the Heimdal and Vale fields in the Norwegian North Sea. Marathon acquired additional interests in Norway in each of the last three years. These interests currently have no proved reserves and generate no income, although some interests hold undeveloped discoveries. To the extent that these interests demonstrate the capability to generate future taxable income, Marathon may be able to release some or all of its $420 million valuation allowance in future periods.

Net Realizable Value of Receivables from United States Steel

As described further in “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Obligations Associated with the Separation of United States Steel” on page 43, Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. As of December 31, 2003, Marathon has reported receivables from United States Steel of $613 million, representing the amount of principal and accrued interest on Marathon debt for which United States Steel has assumed responsibility for repayment. Marathon must assess the realizability of these receivables, based on its expectations of United States Steel’s ability to satisfy its obligations. To make this assessment, Marathon must rely on public information about United States Steel. As of December 31, 2003, Marathon has judged the entire receivable to be realizable.

Marathon may continue to be exposed to the risk of nonpayment by United States Steel on a significant portion of this receivable until December 31, 2011. Of the $613 million, $469 million, or 77 percent, relates to industrial revenue bonds that are due in 2011 or later. The Financial Matters Agreement between Marathon and United States Steel provides that, on or before the tenth anniversary of the Separation, which is December 31, 2011, United States Steel will provide for Marathon’s discharge from any remaining liability under any of the assumed industrial revenue bonds.

As of December 31, 2003, Marathon’s cash-adjusted debt-to-capital ratio (which includes debt for which United States Steel has assumed responsibility for repayment) was 33 percent. The assessment of Marathon’s liquidity and capital resources may be impacted by expectations concerning United States Steel’s ability to satisfy its obligations.

If the debt for which United States Steel has assumed responsibility for repayment were excluded from the computation, Marathon’s cash-adjusted debt-to-capital ratio as of December 31, 2003 would have been approximately 28 percent. On the other hand, if the receivable from United States Steel had been written off as unrealizable, the cash-adjusted debt-to-capital ratio as of December 31, 2003 would have been approximately 34 percent. (If United States Steel were unable to satisfy its obligations, other adjustments in addition to the write-off of the receivable may be necessary.)

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

Since the prices of liquid hydrocarbons and refined petroleum products do not correlate perfectly, there is no absolute price threshold below which an IMV adjustment will be recognized. However, generally, Marathon will establish an IMV reserve when crude oil prices fall below $20 per barrel. As of December 31, 2003, with the WTI spotprice at $32.47 per barrel, no IMV reserve was needed.

Contingent Liabilities

Marathon accrues contingent liabilities for income and other tax deficiencies, environmental remediation, product liability claims and litigation claims when such contingencies are probable and estimable. Marathon’s in-house legal counsel regularly assesses these contingent liabilities. In certain circumstances, outside legal counsel is utilized. For additional information on contingent liabilities, see “Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies” on page 45.

Pensions and Other Postretirement Benefit Obligations

Accounting for these benefit obligations involves assumptions related to:

•	discount rate for measuring the present value of future plan obligations

•	expected long-term rates of return on plan assets

•	rate of future increases in compensation levels

•	health care cost projections

Marathon develops its demographics and utilizes the work of outside actuaries to assist in the measurement of these obligations. In determining the discount rate, Marathon reviews market yields on high-quality corporate debt. The asset rate of return assumption considers the asset mix of the plans, targeted at 75% equity securities and 25% debt securities, past performance and other factors. Compensation increase assumptions are based on historical experience and anticipated future management actions. Marathon reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.

Of the assumptions used to measure the December 31, 2003 obligations and estimated 2004 net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit costs reported for the plans. A .25% basis point decrease in the discount rate of 6.25% for domestic and 5.40% for international would increase pension and other postretirement plan expense by approximately $12 million and $3 million, respectively.

Estimated Fair Value of Asset Retirement Obligations

The fair value of an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For Marathon, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Asset retirement obligations include costs to dismantle and relocate or dispose of production platforms, gathering systems, wells and related structures and restoration costs of land and seabed. Estimates of these costs are developed for each property based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering professionals. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates, the credit-adjusted risk-free interest rate, changing technology and the political and regulatory environment.

Marathon’s estimation of asset retirement obligations and retirement dates is primarily performed by in-house engineers in consultation with in-house legal and environmental experts. Due to the inherent uncertainties in asset retirement obligations and retirement dates, these estimates are subject to potentially substantial changes, either positively or negatively, as additional information becomes available and as contractual, legal, environmental, economic and technological conditions change.

While assets such as refineries, crude oil and product pipelines, and marketing assets have asset retirement obligations, certain of those obligations are not recognized since the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

Marathon’s estimates of the ultimate asset retirement obligations are based on estimates in current dollars, inflated to the estimated date of retirement by an annual inflation factor. Sensitivity analysis of the incremental effects of a hypothetical 1% increase in the inflation rate would have resulted in an approximately $28 million increase in the fair value of the asset retirement obligations at December 31, 2003, and an approximately $5 million decrease in 2003 income from operations.

Estimated Fair Value of Non-Exchange Traded Derivative Contracts

Marathon fairly values all derivative instruments. Derivative instruments are used to manage risk throughout Marathon’s different businesses. These risks relate to commodities, interest rates and to a lesser extent our exposure to foreign currency fluctuations. Marathon uses derivative instruments that are exchange traded and non-exchange traded. Non-exchange traded instruments are referred to as over-the-counter (“OTC”) instruments.

The fair value of exchange traded instruments is based on existing market quotes derived from major exchanges such as the New York Merchantile Exchange. The fair value for OTC instruments such as options and swap agreements is developed through the use of option-pricing models or third party market quotes. The option-pricing models incorporate assumptions related to market volatility, current market price, strike price, interest rates and time value. Marathon utilizes purchased software option-pricing tools, similar to the Black-Scholes model, to fairly value its options related to commodity-based risks. OTC swap agreements are used to manage our exposure to interest rates. Marathon obtains third party dealer quotes to mark-to-market these financial instruments. In addition, Marathon has developed an internal pricing model which takes into consideration the specific contract terms and the forward market for interest rates. This tool is used to test the reasonableness of the third party dealer quotes associated with the OTC swap agreements.

Marathon also fairly values two natural gas long term delivery commitment contracts in the United Kingdom that are accounted for as derivative instruments and recognizes the change in fair value of those contracts on a quarterly basis within income from operations. The fair value is derived from published market data such as the Heren Report that captures the market-based natural gas activity in the United Kingdom. Currently, an 18 month forward pricing curve is utilized as this represents approximately 90% of the market liquidity in that region.

For additional information on market risk sensitivity, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 52.

Management’s Discussion and Analysis of Income and Operations

Revenues for each of the last three years are summarized in the following table:

(In millions)	2003	2002	2001

E&P	$3,990	$3,711	$4,245
RM&T	34,514	26,399	27,247
OERB	3,209	2,122	2,062

Segment revenues	41,713	32,232	33,554
Elimination of intersegment revenues	(750)	(937)	(728)
Elimination of sales to United States Steel	–	–	(30)

Total revenues	$40,963	$31,295	$32,796

Items included in both revenues and costs and expenses:

Consumer excise taxes on petroleum products and merchandise	$4,285	$4,250	$4,404
Matching crude oil and refined product buy/sell transactions settled in cash:
E&P	$222	$289	$454
RM&T	6,936	4,191	3,797

Total buy/sell transactions	$7,158	$4,480	$4,251

E&P segment revenues increased by $279 million in 2003 from 2002 and decreased by $534 million in 2002 from 2001. The 2003 increase was primarily due to higher worldwide natural gas and liquid hydrocarbon prices. This increase was partially offset by lower liquid hydrocarbon and natural gas volumes. The decrease in 2002 was primarily due to lower worldwide natural gas prices and lower liquid hydrocarbon and natural gas volumes, partially offset by higher worldwide liquid hydrocarbon prices. Derivative gains (losses) totaled $(176) million in 2003, compared to $52 million in 2002 and $85 million in 2001. Derivatives included losses of $66 million in 2003, compared to gains of $18 million in 2002, related to long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market.

RM&T segment revenues increased by $8.115 billion in 2003 from 2002 and decreased by $848 million in 2002 from 2001. The 2003 increase primarily reflected higher refined product selling prices and volumes and increased matching crude oil buy/sell transaction volumes and prices. The decrease in 2002 was primarily due to lower refined product prices.

OERB segment revenues increased by $1.087 billion in 2003 from 2002 and $60 million in 2002 from 2001. The increase in 2003 is a result of higher natural gas and liquid hydrocarbon prices and increased natural gas and crude oil marketing activity. The increase in 2002 reflected a favorable effect from increased natural gas and crude oil marketing activity partially offset by lower natural gas prices. Derivative gains (losses) totaled $19 million in 2003, compared to $(8) million in 2002 and $(29) million in 2001.

For additional information on segment results, see discussion on income from operations on page 36.

Income from equity method investments decreased by $108 million in 2003 and increased by $19 million in 2002 from 2001. The decrease in 2003 is due to a $124 million loss on the dissolution of MKM Partners L.P., partially offset by increased earnings of other equity method investments due to higher natural gas and liquid hydrocarbons prices. For further discussion of the dissolution of MKM Partners L.P., see Note 13 to the Consolidated Financial Statements. The increase in 2002 is primarily the result of increased earnings in other equity method investments due to higher liquid hydrocarbons prices.

Net gains on disposal of assets increased by $99 million in 2003 from 2002 and $23 million in 2002 from 2001. During 2003, Marathon sold its interest in CLAM Petroleum B.V., interests in several pipeline companies, Yates field and gathering system, SSA stores primarily in Florida, South Carolina, North Carolina and Georgia, and certain fields in the Big Horn Basin of Wyoming. Results from 2002 include the sale of various SSA stores and the sale of San Juan Basin assets. Results from 2001 include the sale of various SSA stores and various domestic producing properties.

Gain (loss) on ownership change in MAP reflects the effects of contributions to MAP of certain environmental capital expenditures and leased property acquisitions funded by Marathon and Ashland. In accordance with MAP’s limited liability company agreement, in certain instances, environmental capital expenditures and acquisitions of leased properties are funded by the original contributor of the assets, but no change in ownership interest may result from these contributions. An excess of Ashland funded improvements over Marathon funded improvements results in a net gain and an excess of Marathon funded improvements over Ashland funded improvements results in a net loss.

Cost of revenues increased by $8.718 billion in 2003 from 2002 and $367 million in 2002 from 2001. The increases in the OERB segment were primarily a result of higher natural gas and liquid hydrocarbon costs. The increases in the RM&T segment primarily reflected higher acquisition costs for crude oil, refined products, refinery charge and blend feedstocks and increased manufacturing expenses.

Selling, general and administrative expenses increased by $107 million in 2003 from 2002 and $125 million in 2002 from 2001. The increase in 2003 was primarily a result of increased employee benefits (caused by increased pension expense resulting from changes in actuarial assumptions and a decrease in realized returns on plan assets) and other employee related costs. Also, Marathon changed assumptions in the health care cost trend rate from 7.5% to 10%, resulting in higher retiree health care costs. Additionally, during 2003, Marathon recorded a charge of $24 million related to organizational and business process changes. The increase in 2002 primarily reflected increased employee related costs.

Inventory market valuation reserve is established to reduce the cost basis of inventories to current market value. The 2002 results of operations include credits to income from operations of $71 million, reversing the IMV reserve at December 31, 2001. For additional information on this adjustment, see “Management’s Discussion and Analysis of Critical Accounting Estimates – Net Realizable Value of Inventories” on page 31.

Net interest and other financial costs decreased by $82 million in 2003 from 2002, following an increase of $96 million in 2002 from 2001. The decrease in 2003 is primarily due to an increase in capitalized interest related to increased long-term construction projects, the favorable effect of interest rate swaps, the favorable effect of interest on tax deficiencies and increased interest income on investments. The increase in 2002 was primarily due to higher average debt levels resulting from acquisitions and the Separation. Additionally, included in net interest and other financing costs are foreign currency gains of $13 million and $8 million for 2003 and 2002 and losses of $5 million for 2001.

Loss from early extinguishment of debt in 2002 was attributable to the retirement of $337 million aggregate principal amount of debt, resulting in a loss of $53 million. As a result of the adoption of Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), the loss from early extinguishment of debt that was previously reported as an extraordinary item (net of taxes of $20 million) has been reclassified into income before income taxes. The adoption of SFAS No. 145 had no impact on net income for 2002.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest, increased by $129 million in 2003 from 2002, following a decrease of $531 million in 2002 from 2001. MAP income was higher in 2003 compared to 2002 as discussed below in the RM&T segment. MAP income was significantly lower in 2002 compared to 2001 as discussed below in the RM&T segment.

Provision for income taxes increased by $215 million in 2003 from 2002, following a decrease of $458 million in 2002 from 2001, primarily due to $720 million increase and $1.356 billion decrease in income before income taxes. The effective tax rate for 2003 was 36.6% compared to 42.1% and 37.1% for 2002 and 2001. The higher rate in 2002 was due to the United Kingdom enactment of a supplementary 10 percent tax on profits from the North Sea oil and gas production, retroactively effective to April 17, 2002. In 2002, Marathon recognized a one-time noncash deferred tax adjustment of $61 million as a result of the rate increase.

The following is an analysis of the effective tax rate for the periods presented:

	2003	2002	2001

Statutory tax rate	35.0%	35.0%	35.0%
Effects of foreign operations (a)	(0.4)	5.6	(0.7)
State and local income taxes after federal income tax effects	2.2	3.9	3.0
Other federal tax effects	(0.2)	(2.4)	(0.2)

Effective tax rate	36.6%	42.1%	37.1%

(a)	The deferred tax effect related to the enactment of a supplemental tax in the U.K. increased the effective tax rate 7.0 percent in 2002.

Discontinued operations in 2003 primarily relates to Marathon’s E&P operations in western Canada, which were sold in 2003 for a gain of $278 million, including a tax benefit of $8 million. Also, included in 2003 results is an $8 million adjustment to a tax liability due to United States Steel Corporation. Results for 2002 and 2001 have been restated to reflect the western Canadian operations as discontinued. Results for 2001 also include the net loss attributed to Steel Stock, adjusted for certain corporate administrative expenses and interest expense (net of income tax effects), and the loss on disposition of United States Steel Corporation, which is the excess of the net investment in United States Steel over the aggregate fair market value of the outstanding shares of the Steel Stock at the time of the Separation.

Cumulative effect of changes in accounting principles of $4 million, net of a tax provision of $4 million, in 2003 represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), in which Marathon recognized in income the cumulative effect of recording the fair value of asset retirement obligations. The $13 million gain, net of a tax provision of $7 million, in 2002 represents the adoption of subsequently issued interpretations by the Financial Accounting Standards Board (“FASB”) of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) in which Marathon must recognize in income the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. The $8 million loss, net of a tax benefit of $5 million, in 2001 was an unfavorable transition adjustment related to the initial adoption of SFAS No. 133.

Net income increased by $805 million in 2003 from 2002 and by $359 million in 2002 from 2001, primarily reflecting the factors discussed above.

Income from operations for each of the last three years is summarized in the following table:

(In millions)	2003	2002	2001

E&P
Domestic	$1,128	$687	$1,122
International	359	351	229

E&P segment income	1,487	1,038	1,351
RM&T	770	356	1,914
OERB	73	78	62

Segment income	2,330	1,472	3,327
Items not allocated to segments:
Administrative expenses(a)	(203)	(194)	(187)
Business transformation costs(b)	(24)	–	–
Inventory market valuation adjustments(c)	–	71	(71)
Gain (loss) on ownership change in MAP	(1)	12	(6)
Gain on offshore lease resolution with U.S. Government	–	–	59
Gain on asset dispositions(d)	106	24	–
Loss on dissolution of MKM Partners L.P.(e)	(124)	–	–
Contract settlement(f)	–	(15)	–
Separation costs(g)	–	–	(14)

Total income from operations	$2,084	$1,370	$3,108

(a)	Includes administrative expenses related to Steel Stock of $25 million for 2001.
(b)	See Note 11 to the Consolidated Financial Statements for a discussion of business transformation costs.
(c)	The IMV reserve reflects the extent to which the recorded LIFO cost basis of inventories of liquid hydrocarbons and refined petroleum products exceeds net realizable value.
(d)	The net gain in 2003 represents a gain on the disposition of interest in CLAM Petroleum B.V. and certain fields in the Big Horn Basin of Wyoming and SSA stores in Florida, North Carolina, South Carolina and Georgia. In 2002, represents gain on exchange of certain oil and gas properties with XTO Energy, Inc.
(e)	See Note 13 to the Consolidated Financial Statements for a discussion of the dissolution of MKM Partners L.P.
(f)	In 2002 represents a settlement arising from the cancellation of the Cajun Express rig contract on July 5, 2001.
(g)	Represents costs related to the Separation from United States Steel.

Average Volumes and Selling Prices

(Dollars in millions, except as noted)	2003	2002	2001

OPERATING STATISTICS
Net Liquid Hydrocarbon Production (mbpd)(a)(b)
United States	106.5	116.0	126.3
Equity Investee (MKM)	4.4	8.5	9.4

Total United States	110.9	124.5	135.7

Europe	41.5	51.9	46.2
Other International	10.0	1.0	–
West Africa	27.1	25.3	16.0
Equity Investee(c)	1.2	–	.1

Total International(d)	79.8	78.2	62.3

Worldwide continuing operations	190.7	202.7	198.0
Discontinued operations	3.1	4.4	11.0

Worldwide	193.8	207.1	209.0

Net Natural Gas Production (mmcfd)(b)(e)
United States	731.6	744.8	793.1

Europe	285.9	303.5	326.4
West Africa	65.9	53.3	–
Equity Investee (CLAM)	12.4	24.8	30.7

Total International	364.2	381.6	357.1

Worldwide continuing operations	1,095.8	1,126.4	1150.2
Discontinued operations	74.1	103.9	122.8

Worldwide	1,169.9	1,230.3	1273.0

Total production (mboepd)	388.8	412.2	421.2

Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)(a)
United States	$26.92	$22.18	$20.62
Equity Investee (MKM)	29.45	24.65	23.37
Total United States	27.02	22.35	20.81

Europe	28.50	24.40	23.49
Other International	18.33	26.98	–
West Africa	26.29	22.62	24.36
Equity investee(c)	13.72	15.87	28.28
Total International	26.24	23.85	23.74
Worldwide continuing operations	26.70	22.93	21.73
Discontinued operations	28.96	23.29	21.26

Worldwide	$26.73	$22.94	$21.71

Natural Gas ($ per mcf)
United States	$4.53	$2.87	$3.69

Europe	3.35	2.67	2.78
West Africa	.25	.24	–
Equity Investee (CLAM)	3.69	3.05	3.38
Total International	2.80	2.35	2.83
Worldwide continuing operations	3.95	2.70	3.42
Discontinued operations	5.43	3.30	4.17

Worldwide	$4.05	$2.75	$3.49

MAP:
Refined Products Sales Volumes (mbpd)(f)	1,357.0	1,318.4	1,304.4
Matching buy/sell volumes included in refined product sales volumes (mbpd)	64.0	70.7	45.0
Refining and Wholesale Marketing Margin(g)(h)	$0.0601	$0.0387	$0.1167

(a)	Includes crude oil, condensate and natural gas liquids.
(b)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are before royalties.
(c)	Includes activity from CLAM and Chernogorskoye.
(d)	Represents equity tanker liftings and direct deliveries.
(e)	Includes gas acquired for injection and subsequent resale of 23.4, 4.4 and 8.1 mmcfd in 2003, 2002 and 2001, respectively.
(f)	Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.
(g)	Per gallon
(h)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

Domestic E&P income increased by $441 million in 2003 from 2002 following a decrease of $435 million in 2002 from 2001. The increase in 2003 was primarily due to higher natural gas and liquid hydrocarbon prices, lower dry well expense and a $25 million favorable contract settlement, partially offset by lower liquid hydrocarbon and natural gas volumes and derivative losses. The decrease in 2002 was primarily due to lower natural gas prices, lower volumes, lower derivative gains and higher dry well expense, partially offset by higher liquid hydrocarbon prices. Derivative gains (losses) totaled $(91) million in 2003, compared to $32 million in 2002 and $85 million in 2001.

Marathon’s domestic average liquid hydrocarbons price excluding derivative activity was $27.02 per barrel (“bbl”) in 2003, compared with $22.35 per bbl in 2002 and $20.81 per bbl in 2001. Average gas prices were $4.53 per thousand cubic feet (“mcf”) excluding derivative activity in 2003, compared with $2.87 per mcf in 2002 and $3.69 per mcf in 2001.

Domestic net liquid hydrocarbons production decreased 11 percent to 111 thousand barrels per day (“mbpd”) in 2003, as a result of natural declines mainly in the Gulf of Mexico and dispositions. Net natural gas production averaged 732 million cubic feet per day (“mmcfd”), down 2 percent from 2002.

Domestic net liquid hydrocarbons production decreased 8 percent to 125 mbpd in 2002, as a result of natural declines principally in the Gulf of Mexico and dispositions. Net natural gas production averaged 745 mmcfd, down 6 percent from 2001.

International E&P income increased by $8 million in 2003 from 2002 and $122 million in 2002 from 2001. The increase in 2003 was a result of higher natural gas and liquid hydrocarbon prices and higher liquid hydrocarbon volumes partially offset by lower natural gas volumes and derivative losses. The increase in 2002 was a result of higher production volumes and higher derivative gains partially offset by lower natural gas prices. Derivative gains (losses) totaled $(85) million in 2003, compared to $20 million in 2002 and $ – million in 2001. Derivatives included losses of $66 million in 2003, compared to gains of $18 million in 2002, related to long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market.

Marathon’s international average liquid hydrocarbons price excluding derivative activity was $26.24 per bbl in 2003, compared with $23.85 per bbl and $23.74 per bbl in 2002 and 2001. Average gas prices were $2.80 per mcf excluding derivative activity in 2003, compared with $2.35 per mcf and $2.83 per mcf in 2002 and 2001.

International net liquid hydrocarbons production increased 2 percent to 80 mbpd in 2003 primarily due to the acquisition of KMOC, partially offset by lower production in the U.K. Net natural gas production averaged 364 mmcfd, down 5 percent from 2002, primarily from lower production in Ireland and the disposition of Marathon’s interest in CLAM Petroleum B.V. This decrease was partially offset by increased production in Equatorial Guinea.

International net liquid hydrocarbons production increased 26 percent to 78 mbpd in 2002 primarily due to the acquisition of interests in Equatorial Guinea and increased production in the U.K. Net natural gas production averaged 382 mmcfd, up 7 percent from 2001, primarily due to higher production in Equatorial Guinea partially offset by lower production in the U.K.

RM&T segment income increased by $414 million in 2003 from 2002 following a decrease of $1.558 billion in 2002 from 2001. The 2003 increase was primarily due to an improved refining and wholesale marketing margin, as well as a higher gasoline and distillate retail gross margin partially offset by higher administrative expenses. The refining and wholesale marketing margin in 2003 averaged 6.0 cents per gallon, versus 2002 level of 3.9 cents. The gasoline and distillate gross margin for its retail business, was 12.3 cents per gallon in 2003, as compared to 10.1 cents per gallon in 2002. The higher administrative expenses were due primarily to higher employee related costs. In 2002, the refining and wholesale marketing margin was severely compressed as crude oil costs increased while average refined product prices decreased. The refining and wholesale marketing margin in 2002 averaged 3.9 cents per gallon, versus 2001 level of 11.7 cents.

Derivative losses, which are included in the refining and wholesale marketing margin, were $162 million in 2003 as compared to losses of $124 million and gains of $210 million in 2002 and 2001. These derivative losses were generally incurred to mitigate the price risk of certain crude oil and other feedstock purchases and to protect carrying values of excess inventories.

Gains on the sale of SSA stores included in segment income were $8 million, $37 million, and $23 million for 2003, 2002, and 2001.

OERB segment income decreased by $5 million in 2003 from 2002 and increased by $16 million in 2002 from 2001. The 2003 results include a gain of $34 million on the sale of Marathon’s interest in two refined product pipeline companies and earnings of $30 million from Marathon’s equity investment in the Equatorial Guinea methanol plant, which were offset by an impairment charge of $22 million on an equity method investment and a loss of $17 million on the termination of two tanker operating leases. The increase in 2002 reflected a favorable effect of $26 million from increased margins in gas marketing activities and mark-to-market valuation changes in associated derivatives and earnings of $11 million from Marathon’s equity investment in the Equatorial Guinea methanol plant, partially offset by predevelopment costs associated with emerging integrated gas projects.

Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

Financial Condition

Current assets increased $1.561 billion from year-end 2002, primarily due to an increase in cash and cash equivalents and receivables. The increase in cash and cash equivalents was mainly due to approximately $1.256 billion in non-core asset sales in 2003. The increase in receivables was mainly due to higher year-end commodity prices.

Current liabilities increased $548 million from year-end 2002, primarily due to an increase in accounts payable, long-term debt due within one year and payroll and benefits payable, partially offset by a decrease in accrued taxes and interest. The increase in accounts payable was due to higher priced year-end crude purchases at MAP. The increase in payroll and benefits payable is primarily due to liabilities related to equity based compensation as a result of an increase in Marathon’s stock price.

Investments and long-term receivables decreased $311 million from year-end 2002, primarily due to the dissolution of MKM Partners L.P. and the sale of interest in CLAM Petroleum B.V. in 2003.

Net property, plant and equipment increased $440 million from year-end 2002. The increase in E&P international is due to the construction of the Alba field Phase 2A expansion project in Equatorial Guinea and the acquisition of KMOC, partially offset by the disposition of properties in western Canada. The increase in RM&T is primarily due to the Catlettsburg, Kentucky refinery repositioning project and construction of the Cardinal Products Pipeline, partially offset by sales of SSA stores. The increase in OERB is primarily due to the purchase of a 30% interest in two LNG tankers which Marathon previously leased and project development costs associated with Phase 3 in Equatorial Guinea. Net property, plant and equipment for each of the last two years is summarized in the following table:

(In millions)	2003	2002

E&P
Domestic	$2,608	$2,720
International	3,351	3,186

Total E&P	5,959	5,906
RM&T	4,492	4,234
OERB	181	67
Corporate	198	183

Total	$10,830	$10,390

Goodwill decreased $18 million from year-end 2002, primarily due to the disposition of properties in western Canada.

Long-term debt at December 31, 2003 was $4.085 billion, a decrease of $325 million from year-end 2002. See “Liquidity and Capital Resources” on page 41, for further discussions.

Asset retirement obligations increased $167 million from year-end 2002 primarily due to the adoption of SFAS No. 143 on January 1, 2003 and the acquisition of KMOC, partially offset by disposition of properties in western Canada.

Cash Flows

Net cash provided from operating activities (for continuing operations) totaled $2.678 billion in 2003, compared with $2.336 billion in 2002 and $2.749 billion in 2001. The increase in 2003 mainly reflects the effects of higher worldwide natural gas and liquid hydrocarbons prices and a higher refining and wholesale marketing margin. Additionally in 2003, MAP made cash contributions to its pension plans of $89 million. The decrease in 2002 mainly reflects the effects of lower refined product margins and lower prices for natural gas.

Net cash provided from operating activities (for discontinued operations) totaled $83 million in 2003, compared with $69 million in 2002 and $887 million in 2001. This is primarily related to Marathon’s E&P operations in western Canada sold in 2003. Also included in 2001 is the business of United States Steel.

Capital expenditures for each of the last three years are summarized in the following table:

(In millions)	2003	2002	2001

E&P(a)
Domestic	$342	$416	$537
International	629	403	294

Total E&P	971	819	831
RM&T	772	621	591
OERB	133	49	4
Corporate	16	31	107

Total	$1,892	$1,520	$1,533

(a)	Amounts exclude the acquisitions of KMOC in 2003, the Equatorial Guinea interests in 2002 and Pennaco in 2001.

Capital expenditures in 2003 totaled $1.892 billion compared with $1.520 billion and $1.533 billion in 2002 and 2001, excluding the acquisitions of KMOC in 2003, Equatorial Guinea interests in 2002 and Pennaco in 2001. The $372 million increase in 2003 mainly reflected increased spending in the RM&T segment at the Catlettsburg refinery and on the Cardinal Products Pipeline and in the E&P segment in West Africa and Norway. The increase in OERB is due to the purchase of 30% interest in two LNG tankers which Marathon previously leased and project development costs associated with Phase 3 in Equatorial Guinea. The $13 million decrease in 2002 mainly reflected decreased spending in the E&P segment offset by increased spending in the RM&T segment. The decrease in the E&P segment was primarily due to the drilling of fewer gas wells in the United States in 2002 partially offset by higher capital expenditures for completion of a pipeline in Gabon, for a pipeline construction contract in Ireland and for development expenditures in Equatorial Guinea. The increase in the RM&T segment in 2002 was attributable to increased spending on the multi-year integrated investment program at MAP’s Catlettsburg refinery and construction of the Cardinal Products Pipeline in 2002, partially offset by lower capital expenditures for SSA retail outlets and completion of the Garyville coker construction in 2001. The decrease in corporate in 2002 was primarily due to the implementation of SAP financial and operations software in 2001.

Acquisitions included cash payments of $252 million in 2003 for the acquisition of KMOC, $1.160 billion in 2002 for the acquisitions of Equatorial Guinea interests and $506 million in 2001 for the acquisition of Pennaco. For further discussion of acquisitions, see Note 5 to the Consolidated Financial Statements.

Cash from disposal of assets was $1.256 billion, including the disposal of discontinued operations, in 2003, compared with $146 million in 2002 and $83 million in 2001. In 2003, proceeds were primarily from the disposition of Marathon’s E&P properties in western Canada, Yates field and gathering system, interest in CLAM Petroleum B.V., SSA stores, interest in several pipeline companies and certain fields in the Big Horn Basin of Wyoming. In 2002, proceeds were primarily from the disposition of various SSA stores and the sale of San Juan Basin assets. In 2001, proceeds were primarily from the sale of certain Canadian assets, SSA stores, and various domestic producing properties.

Net cash used in financing activities totaled $888 million in 2003, compared with net cash provided of $88 million in 2002 and net cash used of $1.290 billion in 2001. The decrease was due to activity in 2002 primarily associated with financing the acquisitions of Equatorial Guinea interests of $1.160 billion. This was partially offset by the $295 million repayment of preferred securities in 2002 that became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, Marathon paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $110 million to retire the 6.50% Cumulative Convertible Preferred Stock. Additionally, distributions to the minority shareholder of MAP were $262 million in 2003, compared to $176 million and $577 million in 2002 and 2001. The cash used in 2001 primarily reflects distributions to the minority shareholder of MAP, dividends paid and the redemption of the 8.75 percent Cumulative Monthly Income Preferred Shares.

Derivative Instruments

See “Quantitative and Qualitative Disclosures About Market Risk” on page 52, for a discussion of derivative instruments and associated market risk.

Dividends to Stockholders

On January 25, 2004, the Marathon Board of Directors declared a dividend of 25 cents per share on Marathon’s common stock, payable March 10, 2004, to stockholders of record at the close of business on February 18, 2004.

Liquidity and Capital Resources

Marathon’s main sources of liquidity and capital resources are internally generated cash flow from operations, committed and uncommitted credit facilities, and access to both the debt and equity capital markets. Marathon’s ability to access the debt capital market is supported by its investment grade credit ratings. Because of the liquidity and capital resource alternatives available to Marathon, including internally generated cash flow, Marathon’s management believes that its short-term and long-term liquidity is adequate to fund operations, including its capital spending program, repayment of debt maturities for the years 2004, 2005, and 2006, and any amounts that may ultimately be paid in connection with contingencies.

Marathon’s senior unsecured debt is currently rated investment grade by Standard and Poor’s Corporation, Moody’s Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively.

Marathon has a committed $1.354 billion long-term revolving credit facility that terminates in November 2005 and a committed $575 million 364-day revolving credit facility that terminates in November 2004. At December 31, 2003, there were no borrowings against these facilities. At December 31, 2003, Marathon had no commercial paper outstanding under the U.S. commercial paper program that is backed by the long-term revolving credit facility. Additionally, Marathon has other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn at December 31, 2003.

MAP has a $190 million revolving credit agreement with Ashland that expires in March 2004 and is expected to be renewed until March 2005. As of December 31, 2003, MAP did not have any borrowings against this facility.

In 2002, Marathon filed a new universal shelf registration statement with the Securities and Exchange Commission registering $2.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities. As of December 31, 2003, no securities had been offered under this shelf registration statement.

Marathon held cash and cash equivalents of $1.396 billion at December 31, 2003, compared to $488 million at December 31, 2002. The increase primarily reflects proceeds from asset sales in the fourth quarter of 2003. Marathon expects to utilize a substantial portion of this cash to fund operations, including its capital and investment program, and to repay debt in 2004.

Marathon’s cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 33 percent at December 31, 2003, compared to 45 percent at year-end 2002. This includes approximately $605 million of debt that is serviced by United States Steel.

The table below provides aggregated information on Marathon’s obligations to make future payments under existing contracts as of December 31, 2003:

Summary of Contractual Cash Obligations

(Dollars in millions)	Total	2004	2005- 2006	2007- 2008	Later Years

Short and long-term debt (a)	$4,181	$258	$308	$850	$2,765
Sale-leaseback financing (includes imputed interest) (a)	107	11	22	31	43
Capital lease obligations (a)	155	18	24	29	84
Operating lease obligations (a)	378	89	127	52	110
Operating lease obligations under sublease (a)	77	19	20	17	21
Purchase obligations:
Crude, refinery feedstock and refined products contracts (b)	7,743	5,874	1,856	13	—
Transportation and related contracts	1,071	138	407	147	379
Contracts to acquire property, plant and equipment	565	486	72	3	4
LNG facility operating costs (c)	230	14	27	27	162
Service and materials contracts (d)	188	89	56	23	20
Unconditional purchase obligations (e)	67	5	11	11	40
Commitments for oil and gas exploration (non-capital) (f)	32	8	24	—	—

Total purchase obligations	9,896	6,614	2,453	224	605
Other long-term liabilities reflected on the Consolidated Balance Sheet:
Accrued LNG facility operating costs (c)	22	3	5	5	9
Employee benefit obligations (g)	2,082	152	338	379	1,213

Total other long-term liabilities	2,104	155	343	384	1,222

Total contractual cash obligations (h)	$16,898	$7,164	$3,297	$1,587	$4,850

(a)	Upon the Separation, United States Steel assumed certain debt and lease obligations. Such amounts have been included in the above table to reflect the fact that Marathon remains primarily liable.
(b)	The majority of 2004’s contractual obligations to purchase crude oil, refinery feedstock and refined products relate to contracts to be satisfied within the first 180 days of the year.
(c)	Marathon has acquired the right to deliver to the Elba Island LNG re-gasification terminal 58 bcf of natural gas per year. The agreement’s primary term ends in 2021. Pursuant to this agreement, Marathon has also bound itself to a commitment to pay for a portion of the operating costs of the LNG re-gasification terminal.
(d)	Services and materials contracts include contracts to purchase services such as utilities, supplies and various other maintenance and operating services.
(e)	Marathon is a party to a long-term transportation services agreement with Alliance Pipeline. This agreement is used by Alliance Pipeline to secure its financing. This arrangement represents an indirect guarantee of indebtedness. Therefore, this amount has also been disclosed as a guarantee. See Note 28 to the consolidated financial statements for a complete discussion of Marathon’s guarantee.
(f)	Commitments for oil and gas exploration (non-capital) include estimated costs within contractually obligated exploratory work programs that are subject to immediate expense, such as geological and geophysical costs.
(g)	Marathon has employee benefit obligations consisting of pensions and other post retirement benefits including medical and life insurance. Marathon has estimated projected funding through 2013 with the exception of the pension plan for employees in Ireland where only 2004 information was included.
(h)	Includes $733 million of contractual cash obligations that have been assumed by United States Steel. For additional information, see “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Obligations Associated with the Separation of United States Steel – Summary of Contractual Cash Obligations Assumed by United States Steel” on page 44.

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

Marathon has provided various forms of guarantees to unconsolidated affiliates, United States Steel and certain lease contracts. These arrangements are described in Note 28 to the Consolidated Financial Statements.

Marathon is a party to agreements that would require Marathon to purchase, under certain circumstances, the interests in MAP and in Pilot Travel Centers LLC (“PTC”) not currently owned. These put/call agreements are described in Note 28 to the Consolidated Financial Statements.

Nonrecourse Indebtedness of Investees

Certain equity investees of Marathon have incurred indebtedness that Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $307 million as of December 31, 2003. Of this amount, $173 million relates to PTC. If any of these equity investees default, Marathon has no obligation to support the debt. Marathon’s partner in PTC has guaranteed $157 million of the total PTC debt.

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

Marathon remains obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. United States Steel’s obligations to Marathon are general unsecured obligations that rank equal to United States Steel’s accounts payable and other general unsecured obligations. If United States Steel fails to satisfy these obligations, Marathon would become responsible for repayment. Under the Financial Matters Agreement, United States Steel has all of the existing contractual rights under the leases assumed from Marathon, including all rights related to purchase options, prepayments or the grant or release of security interests. However, United States Steel has no right to increase amounts due under or lengthen the term of any of the assumed leases, other than extensions set forth in the terms of any of the assumed leases.

As of December 31, 2003, Marathon has identified the following obligations totaling $699 million that have been assumed by United States Steel:

•	$470 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $8 million at December 31, 2003.

•	$76 million of sale-leaseback financing under a lease for equipment at United States Steel’s Fairfield Works, with a term extending to 2012, subject to extensions. There was no accrued interest payable on this financing at December 31, 2003.

•	$59 million of obligations under a lease for equipment at United States Steel’s Clairton cokemaking facility, with a term extending to 2012, subject to extensions. There was no accrued interest payable on this financing at December 31, 2003.

•	$72 million of operating lease obligations, of which $54 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.

•	A guarantee of United States Steel’s $14 million contingent obligation to repay certain distributions from its 50 percent owned joint venture PRO-TEC Coating Company.

•	A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel has reported that it currently has no unpaid outstanding obligations to the limited partners. For further discussion of the Clairton 1314B guarantee, see Note 3 to the Consolidated Financial Statements.

Of the total $699 million, obligations of $613 million and corresponding receivables from United States Steel were recorded on Marathon’s consolidated balance sheet (current portion—$20 million; long-term portion—$593 million). The remaining $86 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

The table below provides aggregated information on the portion of Marathon’s obligations to make future payments under existing contracts that have been assumed by United States Steel as of December 31, 2003:

Summary of Contractual Cash Obligations Assumed by United States Steel

(Dollars in millions)	Total	2004	2005- 2006	2007- 2008	Later Years

Contractual obligations assumed by United States Steel
Long-term debt	$470	$–	$–	$–	$470
Sale-leaseback financing (includes imputed interest)	107	11	22	31	43
Capital lease obligations	84	13	13	19	39
Operating lease obligations	18	5	10	3	–
Operating lease obligations under sublease	54	12	11	10	21

Total contractual obligations assumed by United States Steel	$733	$41	$56	$63	$573

Each of Marathon and United States Steel, as members of the same consolidated tax reporting group during taxable periods ended on or before December 31, 2001, is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for those periods. Marathon and United States Steel have entered into a tax sharing agreement that allocates tax liabilities relating to taxable periods ended on or before December 31, 2001. The agreement includes indemnification provisions to address the possibility that the taxing authorities may seek to collect a tax liability from one party where the tax sharing agreement allocates that liability to the other party. In 2003, in accordance with the terms of the tax sharing agreement, Marathon paid $16 million to United States Steel in connection with the settlement with the Internal Revenue Service of the consolidated federal income tax returns of USX Corporation for the years 1992 through 1994.

United States Steel reported in its Form 10-K for the year ended December 31, 2003, that it has significant restrictive covenants related to its indebtedness including cross-default and cross-acceleration clauses on selected debt that could have an adverse effect on its financial position and liquidity. However, United States Steel management believes that its liquidity will be adequate to satisfy its obligations for the foreseeable future. During periods of weakness in the manufacturing sector of the U.S. economy, United States Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sale of non-strategic assets and other cash conservation measures.

Transactions with Related Parties

Marathon owns a combined 63.3% working interest in the Alba field. Marathon owns a net 52.2% interest in an onshore liquefied petroleum gas processing plant through an equity method investee, Alba Plant LLC. Additionally, Marathon owns a 45% net interest in an onshore methanol production plant through an equity method investee, Atlantic Methanol Production Company LLC (“AMPCO”). Marathon sells its marketed natural gas from the Alba field to Alba Plant LLC and AMPCO. AMPCO uses the natural gas to manufacture methanol and sells the methanol through AMPCO Marketing LLC.

MAP’s related party sales to its 50% equity method investee, PTC, consists primarily of refined petroleum products which accounted for approximately 2% of its total sales revenue for 2003. PTC is the largest travel center network in the United States and operates 257 travel centers nationwide. MAP also sells refined petroleum products consisting mainly of petrochemicals, base lube oils, and asphalt to Ashland which owns a 38% interest in MAP. MAP’s sales to Ashland accounted for approximately 1% of its total sales revenue for 2003. Management believes that these transactions were conducted under terms comparable to those with unrelated parties.

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

Marathon’s environmental expenditures for each of the last three years were(a):

(In millions)	2003	2002	2001

Capital	$331	$128	$90
Compliance
Operating & maintenance	243	205	213
Remediation(b)	44	45	22

Total	$618	$378	$325

(a)	Amounts are determined based on American Petroleum Institute survey guidelines and include 100 percent of MAP.
(b)	These amounts include spending charged against remediation reserves, where permissible, but exclude noncash provisions recorded for environmental remediation.

Marathon’s environmental capital expenditures accounted for 17 percent of total capital expenditures in 2003, eight percent in 2002, and six percent in 2001.

Marathon accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

Marathon has been notified that it is a potentially responsible party (“PRP”) at nine waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) as of December 31, 2003. In addition, there are 4 sites where Marathon has received information requests or other indications that Marathon may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. At many of these sites, Marathon is one of a number of parties involved and the total cost of remediation, as well as Marathon’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies.

There are also 125 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 16 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

Marathon’s environmental capital expenditures are expected to be approximately $415 million or 20% of capital expenditures in 2004. Predictions beyond 2004 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, Marathon anticipates that environmental capital expenditures will be approximately $425 million in 2005; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

New Tier 2 gasoline and on-road diesel fuel rules require substantially reduced sulfur levels for gasoline and diesel starting in 2004 and 2006, respectively. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million over the period between 2002 and 2006 and includes costs that could be incurred as part of other refinery upgrade projects. This is a forward-looking statement. Costs incurred through December 31, 2003, were approximately $205 million. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, completion of project detailed engineering, and project construction and logistical considerations.

MAP has had a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois Attorney General’s Office since 2002 concerning MAP’s self-reporting of possible emission exceedences and permitting issues related to storage tanks at its Robinson, Illinois refinery. MAP has had periodic discussions with Illinois officials regarding this matter and more discussions are anticipated in 2004.

During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (“CAA”) and other violations with the U. S. Environmental Protection Agency covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects is approximately $330 million over the eight-year period, with about $170 million incurred through December 31, 2003. The impact of the settlement on ongoing operating expenses is expected to be immaterial. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

Other Contingencies

Marathon is a defendant along with many other refining companies in over forty recently filed cases in thirteen states alleging methyl tertiary-butyl ether (MTBE) contamination in groundwater. The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater. Several of these lawsuits allege contamination that is outside of Marathon’s marketing area. A few of the cases seek approval as class actions. Many of the cases seek punitive damages or treble damages under a variety of statutes and theories. Marathon has stopped producing MTBE at its refineries. The potential impact of these recent cases and future potential similar cases is uncertain. Marathon intends to vigorously defend these cases.

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

Outlook

Realignment of Business Segments

In January 2004, Marathon changed its business segments to fully reflect all the operations of the integrated gas strategy within a single segment. In the first quarter of 2004, Marathon will realign its segment reporting and introduce a new business segment, Integrated Gas. This segment will initially include Marathon’s Alaska LNG operations, Equatorial Guinea methanol operations, and natural gas marketing and transportation activities, along with expenses related to the continued development of an integrated gas business. Crude oil marketing and transportation activities, previously reported in other energy related businesses, will be reported in the exploration and production segment. Refined product transportation activities not included in MAP, also previously reported in other energy related businesses, will be reported in the refining, marketing and transportation segment. The following represents unaudited information for the realigned operating segment for the previous three years:

(In millions)	Exploration and Production	Refining, Marketing and Transportation	Integrated Gas	Total

2003
Revenues:
Customer	$4,394	$33,508	$2,140	$40,042
Intersegment(a)	405	97	108	610
Related parties	12	909	–	921

Total revenues	$4,811	$34,514	$2,248	$41,573

Segment income (loss)	$1,514	$819	$(3)	$2,330
Income from equity method investments	50	82	21	153
Depreciation, depletion and amortization(b)	755	375	12	1,142
Impairments(c)	3	–	–	3
Capital expenditures(c)	973	772	131	1,876

2002
Revenues:
Customer	$3,894	$25,384	$1,148	$30,426
Intersegment(a)	583	146	69	798
Related parties	–	869	–	869

Total revenues	$4,477	$26,399	$1,217	$32,093

Segment income	$1,077	$372	$23	$1,472
Income from equity method investments	75	48	14	137
Depreciation, depletion and amortization(b)	769	364	3	1,136
Impairments(c)	13	–	–	13
Capital expenditures(c)	820	621	48	1,489

2001
Revenues:
Customer	$4,357	$26,778	$1,214	$32,349
Intersegment(a)	496	21	68	585
United States Steel(a)	21	1	8	30
Related parties	–	447	–	447

Total revenues	$4,874	$27,247	$1,290	$33,411

Segment income	$1,379	$1,927	$21	$3,327
Income from equity method investments	71	41	6	118
Depreciation, depletion and amortization(b)	824	345	1	1,170
Impairments(c)	–	1	–	1
Capital expenditures(c)	834	591	1	1,426

(a)	Management believes intersegment transactions and transactions with United States Steel were conducted under terms comparable to those with unrelated parties.
(b)	Differences between segment totals and Marathon totals represent impairments and amounts related to corporate administrative activities.
(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

Capital, Investment and Exploration Budget

Marathon’s has approved a capital, investment and exploration expenditure budget of approximately $2.26 billion for 2004. The primary focus of the 2004 budget is to find additional oil and gas reserves, develop existing fields, strengthen RM&T assets and continue implementation of the integrated gas strategy through Phase 3 in Equatorial Guinea. The budget includes worldwide production capital spending of $810 million primarily in Equatorial Guinea, Russia, Norway and the Gulf of Mexico. The worldwide exploration and exploitation budget of $302 million includes plans to drill 11 significant exploration wells in Angola, Equatorial Guinea, Norway, the Gulf of Mexico and Nova Scotia. Exploitation activities will focus on projects primarily in the United States. The budget includes $788 million for RM&T projects, primarily for refinery upgrade projects for the production of low sulfur gasoline and diesel fuel and the Detroit refinery expansion. The integrated gas budget of $263 million is primarily for the development of the LNG project on Bioko Island in Equatorial Guinea. The remaining $96 million balance is designated for corporate activities and capitalized interest.

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

Marathon estimates its 2004 and 2005 production will average 365,000 BOEPD, excluding the effect of any acquisitions or dispositions. Marathon replaced 124 percent of production, excluding dispositions, during 2003. Also during the year, the company divested non-core upstream assets with 274 million BOE of proved reserves. Excluding acquisitions and dispositions, Marathon replaced approximately 76 percent of production. At year end, Marathon had proved reserves of 1.042 billion BOE.

Exploration

Major exploration activities, which are currently underway or under evaluation, include:

•	Angola, where Marathon recently participated in the drilling of the Venus exploration well on Block 31 and the Canela well on Block 32. Plans are to participate in two to four additional exploration wells in this area during 2004;

•	Norway, where Marathon has interests in twelve licenses in the Norwegian sector of the North Sea and plans to drill two exploration wells during 2004, one of which is anticipated to be in the Alvheim area;

•	Gulf of Mexico, where Marathon plans to participate in two deepwater and two shelf exploration wells during 2004;

•	Equatorial Guinea, where Marathon is currently evaluating the results of recent drilling in the Deep Luba prospect, which will test for potential resources under the Alba field and plans to drill one or two additional exploration wells in 2004;

•	Eastern Canada, where Marathon plans to drill one exploration well on the Annapolis lease during 2004.

Production

In Equatorial Guinea, Marathon’s Phase 2A expansion project came on-stream during the fourth quarter. This project began producing less than 15 months after its approval and less than two years since Marathon’s acquisition of its interests in Equatorial Guinea. By year-end 2003, gross condensate production had grown from 18,000 to 30,000 bpd. The Phase 2B LPG expansion project is on schedule with an expected start-up near the end of 2004. Full LPG production of 20,000 bpd gross (11,600 bpd net) is expected in early 2005. Phase 2A and Phase 2B full condensate production of 59,000 bpd gross (32,600 bpd net to Marathon) is expected in early 2005.

In Russia, Marathon’s acquisition of KMOC in 2003 resulted in additional proved reserves of approximately 95 million BOE. Current net daily production of 16,000 net bpd from these operations is expected to increase to more than 60,000 net bpd within five years.

In Norway, Marathon is evaluating development options associated with the exploration success in Alvheim and Klegg. Marathon and its partners are evaluating several development scenarios for Alvheim, in which Marathon is operator and holds a 65 percent interest. Marathon expects to submit a development plan to the Norwegian authorities during the second quarter of 2004. Marathon holds a 47 percent interest in Klegg and expects a development plan to be approved in 2004. Production from these combined developments is expected to reach more than 50,000 net bpd during 2007. On February 23, 2004, Marathon and its Alvheim project partners announced the signing of a purchase and sale agreement to acquire a multipurpose shuttle tanker.

In the Gulf of Mexico, Marathon and its partners in the Neptune Unit are integrating the results of this discovery into field development studies and plan to spud another appraisal well on this discovery during the first quarter of 2004. Marathon holds a 30 percent interest in the Neptune Unit.

In December 2003, Marathon and its partners, in the Corrib project offshore Ireland, submitted a new planning application to construct an onshore gas terminal for the Corrib natural gas discovery. Final planning approval for the onshore terminal is expected by the end of 2004.

In Qatar, Marathon and three other companies are exploring the possibility of developing a portion of the North field offshore Qatar, including infrastructure for gas processing facilities and a GTL plant.

In Wyoming’s Powder River Basin, Marathon plans to drill approximately 400 coal bed natural gas wells in 2004.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon and natural gas production, the exploration drilling program, possible additional resources, the Phase 2B LNG expansion project, the possibility of an equipment purchase, and the expected date for final planning approval for an onshore terminal. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production, the exploration drilling program and possible additional resources include acts of war or terrorist acts and the governmental or military response, pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, achieving definitive agreements among project participants, inability or delay in obtaining necessary government and third party approvals and permits, unforeseen hazards such as weather conditions and other geological, operating and economic considerations. Factors that could affect the Phase 2B LPG expansion project include unforeseen problems arising from construction and unforeseen hazards such as weather conditions. Factors affecting the possibility of the equipment purchase include the partners’ approval of the development of the Alvheim area and the subsequent approval of a plan of development and operation by the Norwegian authorities. The final planning approval for the onshore terminal is contingent upon governmental approval. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

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

MAP has completed the approximately $440 million multi-year Catlettsburg, Kentucky, refinery repositioning project. This major operations improvement project includes the deactivation of the existing, old fluid catalytic cracking unit (FCCU) and the conversion and expansion of the existing atmospheric residue catalytic cracking unit into an FCCU. This project is expected to increase the value of the refined products produced at Catlettsburg, improve cost efficiency and enable the refinery to meet new low sulfur gasoline standards. Project startup was in the first quarter of 2004.

MAP has commenced approximately $300 million in new capital projects for its 74,000 bpd Detroit, Michigan refinery. One of the projects, a $110 million expansion project, is expected to raise the crude oil capacity at the refinery by 35 percent to 100,000 bpd. Other projects are expected to enable the refinery to produce new clean fuels and further control regulated air emissions. Completion of the projects are scheduled for the fourth quarter of 2005. Marathon will loan MAP the funds necessary for these upgrade and expansion projects.

A MAP subsidiary, Ohio River Pipe Line LLC (“ORPL”), completed a 150-mile refined product pipeline from Kenova, West Virginia to Columbus, Ohio in late 2003. The pipeline is an interstate common carrier pipeline. The pipeline is known as Cardinal Products Pipeline and is expected to initially move about 36,000 bpd of refined petroleum into the central Ohio region. The pipeline, which has a capacity of up to 80,000 bpd, is expected to provide a stable, cost effective supply of gasoline, diesel and jet fuels to this market.

Overlapping planned maintenance projects, including investments in the “Tier 2” ultra-low sulfur gasoline production upgrades, will reduce MAP’s 935,000 bpd crude oil capacity such that it expects to process about 775,000 bpd of crude oil in the first quarter of 2004. MAP expects its average crude oil throughput for the total year 2004 to be at or above historical levels.

The above discussion includes forward-looking statements with respect to the Detroit capital projects and the Cardinal Products Pipeline system. Some factors that could affect the Detroit construction projects include availability of materials and labor, permitting approvals, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Factors that could impact the Cardinal Products Pipeline include the price of petroleum products and other supply issues. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Integrated Gas

Marathon continues to make progress on its Phase 3 expansion project in Equatorial Guinea. To commercialize the significant gas resources in Equatorial Guinea’s Alba field, Marathon, the Government of Equatorial Guinea and GEPetrol, the national oil company of Equatorial Guinea, have signed a heads of agreement on a package of fiscal terms and conditions for the development of the LNG project on Bioko Island. Marathon and GEPetrol plan to develop a 3.4 million metric tonnes per year LNG plant, with start up currently projected for late 2007. Marathon and GEPetrol have also signed a letter of understanding (LOU) with a subsidiary of BG Group plc (“BGML”) under which BGML would purchase the LNG plant’s production for a period of 17 years on an FOB Bioko Island basis with pricing linked principally to the Henry Hub index. The LNG would be targeted primarily to a receiving terminal in Lake Charles, Louisiana, where it would be regasified and delivered into the Gulf Coast natural gas pipeline grid. The provisions of the LOU are subject to a definitive purchase and sale agreement which the parties expect to finalize by the second quarter of 2004. Pending final approval of all commercial and governmental agreements, a final investment decision is expected to be concluded by second quarter 2004.

The above discussion contains forward-looking statements with respect to the estimated construction and startup dates of a LNG liquefaction plant and related facilities and the purchase of LNG by BGML. Factors that could affect the purchase of LNG by BGML and the estimated construction and startup dates of the LNG liquefaction plant and related facilities include, without limitation, the successful negotiation and execution of a definitive purchase and sale agreement for LNG supply, board approval of the transactions, approval of the LNG project by the Government of Equatorial Guinea, unforeseen difficulty in negotiation of definitive agreements among project participants, inability or delay in obtaining necessary government and third-party approvals, arranging sufficient financing, unanticipated changes in market demand or supply, competition with similar projects, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Corporate Matters

Marathon has announced organizational and business process changes to increase efficiency, profitability and shareholder value and to achieve projected annual pretax savings of more than $135 million, including $70 million related to MAP. It is anticipated that most of these changes will be completed during the first half 2004, and will result in pretax charges of approximately $75 million ($10 million of which is related to MAP), including benefit plan curtailment and settlement effects of $24 million. Approximately $24 million of the estimated $75 million charges has been recorded in 2003, with the remainder to be recognized when incurred during the first half 2004.

Marathon expects that pension and other postretirement plan expense in 2004 will increase approximately $65 million from 2003 levels, of which approximately $21 million relates to MAP. The total includes $34 million related to pension plan settlements as a result of the business transformation. MAP, and Marathon’s foreign subsidiaries expect to contribute approximately $93 million and $22 million to the funded pension plans in 2004.

The above discussion includes forward-looking statements with respect to projected annual cost savings from organizational and business process improvements, the projected completion time for implementation of the changes and pension and other postretirement plan expenses. Factors, but not necessarily all factors, that could adversely affect these expected results include possible delays in consolidating the U.S. production organization, future acquisitions or dispositions, technological developments, actions of government or other regulatory bodies in areas affected by these organizational changes, unforeseen hazards, regulatory impacts, and other economic or political considerations. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Accounting Standards Not Yet Adopted

An issue currently on the Emerging Issues Task Force (“EITF”) agenda, Issue No. 03-S “Applicability of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies,” will address how oil and gas companies should classify the costs of acquiring contractual mineral interests in oil and gas properties on the balance sheet. The EITF is considering an alternative interpretation of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” that mineral or drilling rights or leases, concessions or other interests representing the right to extract oil or gas should be classified as intangible assets rather than oil and gas properties. Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles. If a reclassification is ultimately required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.3 billion and $2.4 billion at December 31, 2003 and 2002. Should such a change be required, there would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Additional disclosures related to intangible assets would also be required.

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

Marathon’s E&P segment primarily uses commodity derivative instruments to selectively lock in realized prices on portions of its future production when deemed advantageous to do so.

Marathon’s RM&T segment primarily uses commodity derivative instruments to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of excess inventories, to protect margins on fixed-price sales of refined products and to lock-in the price spread between refined products and crude oil. MAP recently expanded its trading strategies (through the use of sold options) to take advantage of opportunities in the commodity markets.

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

Commodity Price Risk

Sensitivity analyses of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative commodity instruments as of December 31, 2003 and December 31, 2002, are provided in the following table:(a)

(In millions)

	Incremental Decrease in IFO Assuming a Hypothetical Price Change of(a)
	2003				2002
Derivative Commodity Instruments(b)(c)	10%		25%		10%		25%

Crude oil(d)	$28.3	(e)	$87.9	(e)	$42.3	(e)	$141.8	(e)
Natural gas(d)	29.1	(e)	73.5	(e)	39.5	(e)	120.3	(e)
Refined products(d)	3.6	(e)	9.1	(e)	1.5	(e)	6.5	(e)

(a)	Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect hypothetical 10% and 25% changes in closing commodity prices, excluding basis swaps, for each open contract position at December 31, 2003 and 2002. Marathon evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio after December 31, 2003, would cause future IFO effects to differ from those presented in the table.
(b)	Net open contracts for the combined E&P and OERB segments varied throughout 2003, from a low of 24,375 contracts at October 8 to a high of 52,470 contracts at October 17, and averaged 37,068 for the year. The number of net open contracts for the RM&T segment varied throughout 2003, from a low of 30 contracts at July 19 to a high of 23,412 contracts at December 4, and averaged 9,850 for the year. The derivative commodity instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.
(c)	The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
(d)	The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in IFO when applied to the derivative commodity instruments used to hedge that commodity.
(e)	Price increase.

E&P Segment

At December 31, 2003 the following commodity derivative contracts were outstanding. All contracts currently qualify for hedge accounting unless noted.

Contract Type(a)	Period	Daily Volume(b)	% of Estimated Production(b)	Average Price

Natural Gas
Option collars	January – December 2004	23 mmcfd	2%	$7.15 - $4.25 mcf
Swaps	January – December 2004	50 mmcfd	5%	$5.02 mcf
Crude Oil
Option collars	2004	44 mbpd	23%	$29.67 - $24.26 bbl

(a)	These contracts may be subject to margin calls above certain limits established by counterparties.
(b)	Volumes and percentages are based on the estimated production on an annualized basis.

Derivative gains (losses) included in the E&P segment were $(176) million, $52 million and $85 million for 2003, 2002 and 2001. Losses of $66 million and gains of $18 million are included in segment results for 2003 and 2002, respectively, on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market. Additionally, losses of $8 million and gains of $23 million from discontinued cash flow hedges are included in segment results for 2003 and 2002. The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive income (loss) as it was no longer probable that the original forecasted transactions would occur.

RM&T Segment

Marathon’s RM&T operations primarily use derivative commodity instruments to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of excess inventories, to protect margins on fixed price sales of refined products and to lock-in the price spread between refined products and crude oil. Derivative instruments are used to mitigate the price risk between the time foreign and domestic crude oil and other feedstock purchases for refinery supply are priced and when they are actually refined into salable petroleum products. In addition, natural gas options are in place to manage the price risk associated with approximately 60% of the anticipated natural gas purchases for refinery use through the first quarter of 2004 and 50% through the second quarter of 2004. Derivative commodity instruments are also used to protect the value of excess refined product, crude oil and LPG inventories. Derivatives are used to lock in margins associated with future fixed price sales of refined products to non-retail customers. Derivative commodity instruments are used to protect against decreases in the future crack spreads. Within a limited framework, derivative instruments are also used to take advantage of opportunities identified in the commodity markets. Derivative gains (losses) included in RM&T segment income for each of the last two years are summarized in the following table:

Strategy (In Millions)	2003	2002

Mitigate price risk	$(112)	$(95)
Protect carrying values of excess inventories	(57)	(41)
Protect margin on fixed price sales	5	11
Protect crack spread values	6	1
Trading activities	(4)	–

Total net derivative losses	$(162)	$(124)

Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transaction. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transaction.

OERB Segment

Marathon has used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, Marathon will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in its ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative gains (losses) included in OERB segment income were $19 million, $(8) million and $(29) million for 2003, 2002 and 2001. OERB’s trading activity gains (losses) of $(7) million, $4 million and $(1) million in 2003, 2002 and 2001 are included in the aforementioned amounts.

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

Interest Rate Risk

Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates is provided in the following table:

(In millions)

	December 31, 2003		December 31, 2002
Financial Instruments(a)	Fair Value(b)	Incremental Increase in Fair Value(c)	Fair Value(b)	Incremental Increase in Fair Value(c)

Financial assets:
Investments and long-term receivables	$186	$–	$223	$–
Interest rate swap agreements	$4	$16	$12	$8
Financial liabilities:
Long-term debt(d)(e)	$4,740	$176	$5,008	$194

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	See Note 17 and 18 to the Consolidated Financial Statements for carrying value of instruments.
(c)	For long-term debt, this assumes a 10% decrease in the weighted average yield to maturity of Marathon’s long-term debt at December 31, 2003 and 2002. For interest rate swap agreements, this assumes a 10% decrease in the effective swap rate at December 31, 2003.
(d)	Includes amounts due within one year.
(e)	Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

At December 31, 2003 and 2002, Marathon’s portfolio of long-term debt was substantially comprised of fixed rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $176 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon’s results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Marathon has initiated a program to manage its exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce Marathon’s overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. Beginning in 2002, Marathon entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates. The following table summarizes, by individual debt instrument, the interest rate swap activity as of December 31, 2003:

Floating Rate to be Paid	Fixed Rate to be Received	Notional Amount ($Millions)	Swap Maturity	Fair Value ($Millions)

Six Month LIBOR +4.226%	6.650%	$300	2006	$1
Six Month LIBOR +1.935%	5.375%	$450	2007	$6
Six Month LIBOR +3.285%	6.850%	$400	2008	$3
Six Month LIBOR +2.142%	6.125%	$200	2012	$(6)

Foreign Currency Exchange Rate Risk

Marathon has a program to manage its exposure to foreign currency exchange rates by utilizing forward contracts. The primary objective of this program is to reduce Marathon’s exposure to movements in the foreign currency markets by locking in foreign currency rates. As of December 31, 2003, Marathon had no open contracts.

Credit Risk

Marathon has significant credit risk exposure to United States Steel arising from the Separation. That exposure is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Obligations Associated with the Separation of United States Steel” on page 43.

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

Marathon has a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, Marathon’s independent auditors, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.

The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent auditors, management and internal auditors to monitor the proper discharge by each of their responsibilities relative to internal accounting controls and the consolidated financial statements.

Clarence P. Cazalot, Jr.	Janet F. Clark	Albert G. Adkins
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer	Vice President– Accounting and Controller

Report of Independent Auditors

To the Stockholders of Marathon Oil Corporation:

In our opinion, the accompanying consolidated financial statements appearing on pages F-2 through F-40 present fairly, in all material respects, the financial position of Marathon Oil Corporation and its subsidiaries (Marathon) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Marathon’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, Marathon changed its methods of accounting for asset retirement costs, stock-based compensation and the effects of early extinguishment of debt in 2003.

As discussed in Note 2 to the financial statements, Marathon changed its method for accounting for certain long-term natural gas sales contracts in 2002.

As discussed in Note 3 to the financial statements, on December 31, 2001, Marathon distributed its steel business to the holders of USX-U.S. Steel Group common stock and has accounted for this business as a discontinued operation.

PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2004

Consolidated Statement of Income

(Dollars in millions)	2003	2002	2001

Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$40,042	$30,426	$32,349
Sales to related parties	921	869	447
Income from equity method investments	29	137	118
Net gains on disposal of assets	166	67	44
Gain (loss) on ownership change in Marathon Ashland Petroleum LLC	(1)	12	(6)
Other income	77	44	110

Total revenues and other income	41,234	31,555	33,062

Costs and expenses:
Cost of revenues (excludes items shown below)	32,109	23,391	23,024
Purchases from related parties	187	178	158
Consumer excise taxes	4,285	4,250	4,404
Depreciation, depletion and amortization	1,175	1,176	1,187
Selling, general and administrative expenses	946	839	714
Other taxes	299	255	269
Exploration expenses	149	167	127
Inventory market valuation charges (credits)	–	(71)	71

Total costs and expenses	39,150	30,185	29,954

Income from operations	2,084	1,370	3,108
Net interest and other financing costs	186	268	172
Loss from early extinguishment of debt	–	53	–
Minority interest in income of Marathon Ashland Petroleum LLC	302	173	704

Income from continuing operations before income taxes	1,596	876	2,232
Provision for income taxes	584	369	827

Income from continuing operations	1,012	507	1,405

Discontinued operations	305	(4)	(1,240)

Income before cumulative effect of changes in accounting principles	1,317	503	165
Cumulative effect of changes in accounting principles	4	13	(8)

Net income	$1,321	$516	$157

The accompanying notes are an integral part of these consolidated financial statements.

Income Per Common Share

(Dollars in millions, except per share data)	2003	2002	2001

MARATHON COMMON STOCK
Income from continuing operations applicable to Common Stock	$1,012	$507	$1,404

Net income applicable to Common Stock	$1,321	$516	$377

Per Share Data
Basic and diluted:
Income from continuing operations	$3.26	$1.63	$4.54

Net income	$4.26	$1.66	$1.22

STEEL STOCK
Net loss applicable to Steel Stock	$–	$–	$(243)

Per Share Data
Basic:
Net loss	$–	$–	$(2.73)

Diluted:
Net loss	$–	$–	$(2.74)

See Note 7 for a description and computation of income per common share.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet

(Dollars in millions) December 31	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,396	$488
Receivables, less allowance for doubtful accounts of $5 and $6	2,463	1,807
Receivables from United States Steel	20	9
Receivables from related parties	47	38
Inventories	1,953	1,984
Other current assets	161	153

Total current assets	6,040	4,479
Investments and long-term receivables, less allowance for doubtful accounts of $10 and $14	1,323	1,634
Receivables from United States Steel	593	547
Property, plant and equipment – net	10,830	10,390
Prepaid pensions	181	201
Goodwill	256	274
Intangibles	118	119
Other noncurrent assets	141	168

Total assets	$19,482	$17,812

Liabilities
Current liabilities:
Accounts payable	$3,352	$2,841
Payables to United States Steel	4	28
Payables to related parties	17	16
Payroll and benefits payable	230	198
Accrued taxes	247	307
Accrued interest	85	108
Long-term debt due within one year	272	161

Total current liabilities	4,207	3,659
Long-term debt	4,085	4,410
Deferred income taxes	1,489	1,445
Employee benefit obligations	984	847
Asset retirement obligations	390	223
Payables to United States Steel	8	7
Deferred credits and other liabilities	233	168

Total liabilities	11,396	10,759
Minority interest in Marathon Ashland Petroleum LLC	2,011	1,971
Commitments and contingencies	–	–

Stockholders’ Equity
Common Stock issued – 312,165,978 shares at December 31, 2003 and 2002 (par value $1 per share, authorized 550,000,000 shares)	312	312
Common Stock held in treasury – 1,744,370 shares at December 31, 2003 and 2,292,986 shares at December 31, 2002	(46)	(60)
Additional paid-in capital	3,033	3,032
Retained earnings	2,897	1,874
Accumulated other comprehensive loss	(112)	(69)
Unearned compensation	(9)	(7)

Total stockholders’ equity	6,075	5,082

Total liabilities and stockholders’ equity	$19,482	$17,812

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

(Dollars in millions)	2003	2002	2001

Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,321	$516	$157
Adjustments to reconcile to net cash provided from operating activities:
Cumulative effect of changes in accounting principles	(4)	(13)	8
Loss (income) from discontinued operations	(305)	4	1,240
Deferred income taxes	71	77	(147)
Minority interest in income of Marathon Ashland Petroleum LLC	302	173	704
Loss from early extinguishment of debt	–	53	–
Depreciation, depletion and amortization	1,175	1,176	1,187
Pension and other postretirement benefits – net	68	87	33
Inventory market valuation charges (credits)	–	(71)	71
Exploratory dry well costs	55	91	54
Net gains on disposal of assets	(166)	(67)	(44)
Impairment of investments	129	–	–
Changes in: Current receivables	(671)	(103)	124
Inventories	33	(53)	(68)
Accounts payable and other current liabilities	496	614	(544)
All other – net	174	(148)	(26)

Net cash provided from continuing operations	2,678	2,336	2,749
Net cash provided from discontinued operations	83	69	887

Net cash provided from operating activities	2,761	2,405	3,636

Investing activities:
Capital expenditures	(1,892)	(1,520)	(1,533)
Acquisitions	(252)	(1,160)	(506)
Disposal of discontinued operations	612	54	(147)
Disposal of assets	644	146	83
Restricted cash – withdrawals	146	91	67
– deposits	(108)	(123)	(62)
Investments – contributions	(34)	(111)	(8)
– loans and advances	(91)	–	(6)
– returns and repayments	42	5	10
All other – net	(19)	–	5
Investing activities of discontinued operations	(29)	(48)	(147)

Net cash used in investing activities	(981)	(2,666)	(2,244)

Financing activities:
Commercial paper and revolving credit arrangements – net	(131)	(375)	(51)
Other debt – borrowings	–	1,828	537
– repayments	(208)	(604)	(646)
Redemption of preferred stock of subsidiary	–	(185)	(223)
Preferred stock repurchased	–	(110)	–
Treasury common stock – proceeds from issuances	17	2	12
– purchases	(6)	(7)	(1)
Dividends paid – Common Stock	(298)	(285)	(284)
– Steel Stock	–	–	(49)
– Preferred stock	–	–	(8)
Distributions to minority shareholder of Marathon Ashland Petroleum LLC	(262)	(176)	(577)

Net cash provided from (used in) financing activities	(888)	88	(1,290)

Effect of exchange rate changes on cash:
Continuing operations	8	4	(3)
Discontinued operations	8	–	(1)

Net increase (decrease) in cash and cash equivalents	908	(169)	98
Cash and cash equivalents at beginning of year	488	657	559

Cash and cash equivalents at end of year	$1,396	$488	$657

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders’ Equity

	Dollars in millions			Shares in thousands
	2003	2002	2001	2003	2002	2001
Preferred stock:
6.50% Cumulative Convertible:
Balance at beginning of year	$–	$–	$2	–	–	2,413
Repurchased	–	–	–	–	–	(9)
Converted into Steel Stock	–	–	–	–	–	(1)
Exchanged for debt	–	–	–	–	–	(195)
Converted to right to receive cash at Separation	–	–	(2)	–	–	(2,208)

Balance at end of year	$–	$–	$–	–	–	–

Common stocks:
Common Stock:
Balance at beginning of year	$312	$312	$312	312,166	312,166	312,166

Balance at end of year	$312	$312	$312	312,166	312,166	312,166

Steel Stock:
Balance at beginning of year	$–	$–	$89	–	–	88,767
Issued for:
Employee stock plans	–	–	–	–	–	430
Conversion of preferred stock	–	–	–	–	–	1
Distributed to United States Steel shareholders	–	–	(89)	–	–	(89,198)

Balance at end of year	$–	$–	$–	–	–	–

Securities exchangeable solely into Common Stock:
Balance at beginning of year	$–	$–	$–	–	–	281
Exchanged for Common Stock	–	–	–	–	–	(281)

Balance at end of year	$–	$–	$–	–	–	–

Treasury common stocks, at cost:
Common Stock:
Balance at beginning of year	$(60)	$(74)	$(104)	(2,293)	(2,771)	(3,900)
Repurchased	(6)	(7)	(1)	(219)	(297)	(27)
Reissued for:
Exchangeable Shares	–	–	7	–	–	281
Employee stock plans	20	19	24	768	727	875
Non-employee directors deferred compensation plan	–	2	–	–	48	–

Balance at end of year	$(46)	$(60)	$(74)	(1,744)	(2,293)	(2,771)

Steel Stock:
Balance at beginning of year	$–	$–	$–	–	–	–
Repurchased	–	–	–	–	–	(20)
Reissued for employee stock plans	–	–	–	–	–	18
Distributed to United States Steel	–	–	–	–	–	2

Balance at end of year	$–	$–	$–	–	–	–

(Table continued on next page)

	Stockholders’ Equity			Comprehensive Income
(Dollars in millions)	2003	2002	2001	2003	2002	2001

Additional paid-in capital:
Balance at beginning of year	$3,032	$3,035	$4,676
Treasury Common Stock reissued	1	(3)	4
Steel Stock issued	–	–	8
Steel Stock distributed to United States	–
Steel shareholders	–	–	(1,526)
Exchangeable Shares exchanged for Common Stock	–	–	(9)
6.50% Preferred stock converted to right to receive cash at Separation	–	–	(118)

Balance at end of year	$3,033	$3,032	$3,035

Unearned compensation:
Balance at beginning of year	$(7)	$(10)	$(8)
Change during year	$(2)	3	(11)
Transferred to United States Steel	–	–	9

Balance at end of year	$(9)	$(7)	$(10)

Retained earnings:
Balance at beginning of year	$1,874	$1,643	$1,847
Net income	1,321	516	157	$1,321	$516	$157
Excess redemption value over carrying value of preferred securities	–	–	(20)
Dividends paid on:
Preferred stock	–	–	(8)
Common Stock (per share: $.96 in 2003 $.92 in 2002 and $.92 in 2001)	(298)	(285)	(284)
Steel Stock (per share: $.55 in 2001)	–	–	(49)

Balance at end of year	$2,897	$1,874	$1,643

Accumulated other comprehensive income (loss)(a):
Minimum pension liability adjustments:
Balance at beginning of year	$(47)	$(14)	$(21)
Changes during year	(46)	(33)	(13)	(46)	(33)	(13)
Reclassified to income	–	–	20	–	–	20

Balance at end of year	$(93)	$(47)	$(14)

Foreign currency translation adjustments:
Balance at beginning of year	$(1)	$(3)	$(29)
Changes during year	(3)	2	(3)	(3)	2	(3)
Reclassified to income	–	–	29	–	–	29

Balance at end of year	$(4)	$(1)	$(3)

Deferred gains (losses) on derivative instruments:
Balance at beginning of year	$(21)	$51	$–
Cumulative effect adjustment	–	–	(8)	–	–	(8)
Reclassification of the cumulative effect adjustment into income	3	(1)	23	3	(1)	23
Changes in fair value	62	(36)	34	62	(36)	34
Reclassification to income	(59)	(35)	2	(59)	(35)	2

Balance at end of year	$(15)	$(21)	$51

Total balances at end of year	$(112)	$(69)	$34

Total comprehensive income				$1,278	$413	$241

Total stockholders’ equity	$6,075	$5,082	$4,940

(a) Related income tax provision (credit) on changes and reclassifications during the year:	2003	2002	2001

Minimum pension liability adjustments	$(25)	$(18)	$(7)
Foreign currency translation adjustments	(2)	2	–
Net deferred gains (losses) on derivative instruments	3	(39)	27

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Principal Accounting Policies

Basis of presentation — Marathon Oil Corporation was originally organized in 2001 as USX HoldCo, Inc., a wholly owned subsidiary of USX Corporation. As a result of a reorganization completed in July 2001, USX HoldCo, Inc. (1) became the parent entity of the consolidated enterprise (the former USX Corporation was merged into a subsidiary of USX HoldCo, Inc.) and (2) changed its name to USX Corporation. In connection with the transaction discussed in the next paragraph (the Separation), USX Corporation changed its name to Marathon Oil Corporation. The accompanying consolidated financial statements reflect Marathon Oil Corporation and its subsidiaries as the continuation of the consolidated enterprise.

Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX-Marathon Group common stock (Common Stock), which was intended to reflect the performance of Marathon’s energy business, and USX—U.S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon’s steel business. As described further in Note 3, on December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly owned subsidiary United States Steel Corporation (United States Steel) to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis.

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

Principles applied in consolidation — These consolidated financial statements include the accounts of the businesses comprising Marathon.

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

Investments in unincorporated oil and gas joint ventures and undivided interests in certain pipelines, gas processing plants and liquefied natural gas (LNG) tankers are consolidated on a pro rata basis.

Investments in entities over which Marathon has significant influence are accounted for using the equity method of accounting and are carried at Marathon’s share of net assets plus loans and advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income in accordance with the remaining useful life of the underlying assets.

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

Use of estimates — The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Items subject to such estimates and assumptions include the carrying value of property, plant and equipment, goodwill, intangibles, equity method investments and non-exchange traded derivative contracts; valuation allowances for receivables, inventories and deferred income tax assets; environmental remediation liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; assets and obligations related to employee benefits; and the classification of gains or losses on cash flow hedges of forecasted transactions. Actual results could differ from the estimates and assumptions used.

Income per common share — Basic net income (loss) per share is calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, provided the effect is not antidilutive.

Segment information — Marathon’s operations consist of three reportable operating segments:

•	Exploration and Production (“E&P”)—explores for and produces crude oil and natural gas on a worldwide basis;
•	Refining, Marketing and Transportation (“RM&T”)—refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States through MAP; and
•	Other Energy Related Businesses (“OERB”)—markets and transports its own and third-party natural gas, crude oil and products manufactured from natural gas, such as liquefied natural gas and methanol, primarily in the United States, Europe and West Africa.

Management has determined that these are its operating segments because these are the components of Marathon (i) that engage in business activities from which revenues are earned and expenses are incurred, (ii) whose operating results are regularly reviewed by Marathon’s chief operating decision maker to make decisions about resources to be allocated and assess performance and (iii) for which discrete financial information is available. The chief operating decision maker (“CODM”) is responsible for performing the functions within Marathon of allocating resources to and assessing performance of Marathon’s operating segments. Information on assets by segment is not provided because it is not reviewed by the CODM. The CODM is also the manager over each of the segments. In this role, he is responsible for allocating resources within the segments, reviewing financial results of components within the segments, and assessing the performance of the components. The components within the segments that are separately reviewed and assessed by the CODM in his role as segment manager are aggregable with other components in the same segment because they have similar economic characteristics.

Segment income represents income from operations allocable to operating segments. Marathon corporate general and administrative costs are not allocated to operating segments. These costs primarily consist of employment costs (including pension effects), professional services, facilities and other related costs associated with corporate activities. Inventory market valuation adjustments and gain (loss) on ownership change in MAP also are not allocated to operating segments. Additionally, certain nonoperating or infrequently occurring items are not allocated to operating segments (see segment income reconcilement table on page F-21).

Revenue recognition — Revenues are recognized when products are shipped or services are provided to customers and the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues are recorded in costs of revenues.

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

Rebates from vendors are recognized as a reduction to cost of revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized within cost of revenues.

Matching buy/sell transactions settled in cash are recorded in both revenues and costs of revenues as separate sales and purchase transactions.

Marathon follows the sales method of accounting for gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

Cash and cash equivalents — Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

Inventories — Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

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

Derivative instruments — Marathon uses commodity-based derivatives and financial instrument related derivatives to manage its exposure to commodity price risk, interest rate risk or foreign currency risk. As market conditions change, Marathon may use selective derivative instruments that assume market risk in exchange for an upfront premium. Management has authorized the use of futures, forwards, swaps and combinations of options, including written or net written options, related to the purchase, production or sale of crude oil, natural gas and refined products, fair value of certain assets and liabilities, future interest expense and also certain business transactions denominated in foreign currencies. Changes in the fair value of all derivatives are recognized immediately in income, within revenues, other income, costs of revenues or net interest and other financing costs, unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. Cash flows related to the use of derivatives are classified in operating activities with the underlying hedged transaction.

For derivatives qualifying as hedges of future cash flows or certain foreign currency exposures, the effective portion of any changes in fair value is recognized in a component of stockholders’ equity called other comprehensive income and then reclassified to income, within revenues, costs of revenues or net interest and other financing costs, when the underlying anticipated transaction occurs. Any ineffective portion of such hedges is recognized in income as it occurs. For discontinued cash flow hedges prospective changes in the fair value of the derivative are recognized in income. Any gain or loss accumulated in other comprehensive income at the time a hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction occurring is no longer probable, the entire gain or loss accumulated in other comprehensive income is immediately reclassified into income.

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

For derivative instruments that are classified as trading, changes in the fair value are recognized immediately within revenues as part of other income. Any premium received is amortized into income based on the underlying settlement terms of the derivative position. All related effects of a trading strategy, including physical settlement of the derivative position, are reflected within other income.

Property, plant and equipment — Marathon uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, primarily from the acquisitions of the Equatorial Guinea interests and Pennaco Energy, Inc. Annually, Marathon assesses the carrying amount of goodwill by testing for impairment. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. Marathon has determined the components of the E&P segment have similar economic characteristics and therefore, aggregates the components into a single reporting unit. As a result, goodwill has been assigned to the E&P segment. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the recorded goodwill is impaired down to its implied fair value with a charge to expense.

Intangible assets — Intangible assets consists of deferred marketing costs, intangible contract rights, proprietary information, and unrecognized pension plan prior service costs. The marketing costs incurred in the RM&T segment relate to refurbishment of various branded jobber locations. These marketing costs are amortized over 5-10 years depending on the term of the associated marketing agreement. Additionally, Marathon has intangibles in OERB associated with the acquisition of a contractual right to utilize the Elba Island LNG terminal in Savannah, Georgia. These rights are being amortized over the expected life of the contract.

Major maintenance activities — Marathon incurs planned major maintenance costs primarily for refinery turnarounds. Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

Environmental remediation liabilities — Environmental remediation expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. Marathon provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded.

Asset retirement obligations — The fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. For Marathon, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Asset retirement obligations include costs to dismantle and relocate or dispose of production platforms, gathering systems, wells and related structures and restoration costs of land and seabed, including those leased. Estimates of these costs are developed for each property based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering professionals. Depreciation of capitalized asset retirement cost and accretion of asset retirement obligations are recorded over time. The depreciation will generally be determined on a units-of-production basis, while the accretion to be recognized will escalate over the life of the producing assets. Asset retirement obligations have not been recognized for certain refinery, crude oil and product pipeline and marketing assets because the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation.

Deferred taxes — Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases as reflected in Marathon’s filings with the respective taxing authority. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include Marathon’s expectation to generate sufficient future taxable income including future foreign source income, tax credits, operating loss carryforwards, and management’s intent regarding the permanent reinvestment of the income from certain foreign subsidiaries.

Pensions and other postretirement benefits — Marathon has noncontributory defined benefit pension plans covering substantially all domestic employees, international employees located in Ireland, Norway and the United Kingdom, and most MAP employees. In addition, several excess benefits plans exist covering domestic employees within defined regulatory compensation limits. Benefits under these plans are based primarily upon years of service and final average pensionable earnings. MAP also participates in a multiemployer plan that provides coverage for less than 5% of its employees. The benefits provided include both pension and health care.

Marathon also has defined benefit retiree health care and life insurance plans covering most employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Amendments made to Marathon’s retiree health care plan, in the fourth quarter 2003, reduced the other postretirement benefit obligation by approximately $97 million (see Note 24). Life insurance benefits are provided to certain nonunion and union represented retiree beneficiaries. Other postretirement benefits have not been prefunded. Marathon uses a December 31 measurement date for its plans.

Stock-based compensation — The Marathon Oil Corporation 2003 Incentive Compensation Plan (the “Plan”) authorizes the Compensation Committee of the Board of Directors of Marathon to grant stock options, stock appreciation rights, stock awards, cash awards and performance awards to employees. The Plan also allows Marathon to provide equity compensation to its non-employee directors of its Board of Directors. The Plan was approved by Marathon’s shareholders on April 30, 2003. No more than 20,000,000 shares of common stock may be issued under the Plan, and no more than 8,500,000 of those shares may be used for awards other than stock options or stock appreciation rights. Shares subject to awards that are forfeited, terminated, expire unexercised, settled in cash, exchanged for other awards, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise lapse again become available for awards.

The Plan replaced the 1990 Stock Plan, the Non-Officer Restricted Stock Plan, the Non-Employee Director Stock Plan, the deferred stock benefit provision of the Deferred Compensation Plan for Non-Employee Directors, the Senior Executive Officer Annual Incentive Compensation Plan, and the Annual Incentive Compensation Plan (collectively, the “Prior Plans”). No new grants will be made from the Prior Plans on or after April 30, 2003, with the exception of a maximum of 262,500 shares that may be required to be granted in order to fulfill the terms of officers’ performance-based restricted stock awards under the 1990 Plan. Any other awards previously granted under the Prior Plans shall continue to vest and/or be exercisable in accordance with their original terms and conditions.

Stock options represent the right to purchase shares of stock at the fair market value of the stock on the date of grant. Certain options are granted with a tandem stock appreciation right, which allows the recipient to instead elect to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Most stock options granted under the Plan vest ratably over a three-year period and all expire 10 years from the date they are granted.

The Compensation Committee grants stock-based Performance Awards to officers under the Plan. The stock-based Performance Awards represent shares of common stock that are subject to forfeiture provisions and restrictions on transfer. Those restrictions may be removed if certain pre-established performance measures are met. The stock-based Performance Awards granted under the Plan generally vest over a thirty-three month service period.

Marathon also grants restricted stock to certain non-officer employees under the Plan. Participants are awarded restricted stock by the Salary and Benefits Committee based on their performance within certain guidelines. The restricted stock awards vest in one-third increments over a three-year period, contingent upon the recipient’s continued employment. Prior to vesting, the restricted stock recipients have the right to vote such stock and receive dividends thereon. The nonvested shares are not transferable and are retained by Marathon until they vest.

Unearned compensation is charged to equity when restricted stock and performance shares are granted. Compensation expense is recognized over the balance of the vesting period and is adjusted if conditions of the restricted stock or performance share grant are not met. Amounts related to the performance-based restricted stock awards under the 1990 Plan are subsequently adjusted for changes in the market value of the underlying stock.

Effective January 1, 2003, Marathon applied the fair value based method of accounting to future grants and any modified grants for stock-based compensation. All prior outstanding and unvested awards continue to be accounted for under the intrinsic value method. The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period.

(In millions, except per share data)	2003	2002	2001

Net income applicable to Common Stock
As reported	$1,321	$516	$377
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23	5	5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(17)	(16)	(11)

Pro forma net income applicable to Common Stock	$1,327	$505	$371

Basic and diluted net income per share
– As reported	$4.26	$1.66	$1.22
– Pro forma	$4.28	$1.63	$1.20

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

(In millions, except per share data)	2003	2002	2001

Weighted-average grant-date exercise price per share	$25.58	$28.12	$32.52
Expected annual dividends per share	$.97	$.92	$.92
Expected life in years	5	5	5
Expected volatility	34%	35%	34%
Risk free interest rate	3.0%	4.5%	4.9%

Weighted-average grant-date fair value of options granted during the year, as calculated from above	$5.37	$7.79	$9.45

Concentrations of credit risk – Marathon is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. While no single customer accounts for more than 10% of annual revenues, Marathon has significant exposures to United States Steel arising from the Separation. These exposures are discussed in Note 3.

Reclassifications – Certain reclassifications of prior years’ data have been made to conform to 2003 classifications.

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

The transition adjustment related to adopting SFAS No. 143 on January 1, 2003, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net favorable effect of $4 million, net of tax of $4 million. At the time of adoption, total assets increased $120 million, and total liabilities increased $116 million. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Changes in asset retirement obligations during the year were:

(In millions)	2003	Pro forma 2002(a)

Asset retirement obligations as of January 1	$339	$316
Liabilities incurred during 2003(b)	32	–
Liabilities settled during 2003(c)	(42)	–
Accretion expense (included in depreciation, depletion and amortization)	20	23
Revisions of previous estimates	41	–

Asset retirement obligations as of December 31	$390	$339

(a)	Pro forma data as if SFAS No. 143 had been adopted on January 1, 2002. If adopted, income before cumulative effect of changes in accounting principles for 2002 would have been increased by $1 million and there would have been no impact on earnings per share.
(b)	Includes $12 million related to the acquisition of Khanty Mansiysk Oil Corporation in 2003.
(c)	Includes $25 million associated with assets sold in 2003.

In the second quarter of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Effective January 1, 2003, Marathon adopted the provisions relating to the classification of the effects of early extinguishment of debt in the consolidated statement of income. As a result, losses of $53 million from the early extinguishment of debt in 2002, which were previously reported as an extraordinary item (net of tax of $20 million), have been reclassified into income before income taxes. The adoption of SFAS No. 145 had no impact on net income for 2002.

Effective January 1, 2003, Marathon adopted Statement of Financial Accounting Standards No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There were no impacts upon the initial adoption of SFAS No. 146.

Effective January 1, 2003, Marathon adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123, provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. Marathon has applied the fair value method to grants made, modified or settled on or after January 1, 2003. The impact on Marathon’s 2003 net income was not materially different than under previous accounting standards.

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

Effective January 1, 2003, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires the fair-value measurement and recognition of a liability for the issuance or modification of certain guarantees. There were no cumulative effect adjustments necessary upon the initial adoption of FIN 45. Enhanced disclosure requirements apply to both new and existing guarantees subject to FIN 45. See Note 28 for outstanding guarantees.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), identifies certain off-balance sheet arrangements that meet the definition of a variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that is exposed to the majority of the risks and/or returns of the VIE. The primary beneficiary is required to consolidate the VIE. In addition, more extensive disclosure requirements apply to the primary beneficiary, as well as other significant investors. FIN 46R was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities (“SPEs”) created prior to February 1, 2003, FIN 46R is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for Marathon. For non-SPE’s created prior to February 1, 2003, FIN 46R is effective for Marathon as of March 31, 2004. The adoption of this interpretation did not and is not expected to have any effect on Marathon’s financial statements.

The FASB issued Statement of Financial Accounting Standard Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, effective for interim periods beginning after December 15, 2003. This statement retains the disclosure requirements contained in SFAS Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces, but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Certain required disclosures of information relating to foreign plans and estimated future benefit payments of all defined benefit plans have a delayed effective date for fiscal years ending after June 15, 2004. Marathon has elected earlier application of the entire disclosure provisions of this Statement.

On January 12, 2004, the FASB released FASB Staff Position No. FAS 106-1 (“FSP 106-1”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”). Due to uncertainties as to the effect of the provisions of the Act and certain accounting issues raised by the Act that are not addressed by Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. Marathon has elected to apply the one-time deferral until further guidance is provided by the FASB or the remeasurement of plan assets and obligations occurs subsequent to January 31, 2004. Accordingly, any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and accompanying notes does not reflect the effects of the Act on Marathon’s plans.

Effective January 1, 2003, Marathon adopted Emerging Issues Task Force (“EITF”) Abstract No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which requires rebates from vendors to be recorded as reductions to cost of revenues. Restatement of prior year results is permitted but not required. Rebates from vendors of $159 million for 2003 are recorded as a reduction to cost of revenues. Rebates from vendors of $169 million and $149 million for 2002 and 2001 are recorded in sales and other operating revenues. There was no effect on net income related to the adoption of EITF 02-16.

At the May 2003 EITF meeting, a consensus was reached on EITF Abstract No. 01-8, “Determining Whether an Arrangement Is a Lease” (“EITF 01-8”). This guidance, under certain conditions, modifies the accounting for agreements that historically have not been considered leases. EITF 01-8 is effective for all arrangements that are agreed upon, committed to, or modified after July 1, 2003. The adoption of EITF 01-08 did not have a material effect on Marathon’s financial position or results of operations.

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

In the fourth quarter 2003, in accordance with the terms of the tax sharing agreement, Marathon paid $16 million to United States Steel in connection with the settlement with the Internal Revenue Service of the consolidated federal income tax returns of USX Corporation for the years 1992 through 1994. Included in discontinued operations in 2003 is an $8 million adjustment to the liabilities to United States Steel under this tax sharing agreement.

Relationship between Marathon and United States Steel after the Separation – As a result of the Separation, Marathon and United States Steel are separate companies, and neither has any ownership interest in the other. Thomas J. Usher is chairman of the board of both companies, and as of December 31, 2003, four of the ten remaining members of Marathon’s board of directors are also directors of United States Steel.

Sales to United States Steel in 2003 and 2002 were $31 million and $14 million, primarily for natural gas. Purchases from United States Steel in 2003 and 2002 were $14 million and $12 million, primarily for raw materials. Management believes that transactions with United States Steel were conducted under terms comparable to those with unrelated parties.

In the fourth quarter of 2002, Marathon cancelled the unvested restricted stock awards held by certain former officers and provided each with an appropriate cash settlement. The total cost of the settlement was $5 million.

Discontinued operations presentation – Marathon has accounted for the business of United States Steel as a discontinued operation. The loss from discontinued operations for the period ended December 31, 2001 includes the net loss attributable to Steel Stock for the year, adjusted for corporate administrative expenses and interest expense (net of income tax effects) which may not be allocated to discontinued operations under generally accepted accounting principles and the loss on disposition of United States Steel, which is the excess of the net investment in United States Steel over the aggregate fair market value of the outstanding shares of the Steel Stock at the time of the Separation. Because operating and investing activities are separately identifiable to each of Marathon and United States Steel, such amounts have been separately disclosed in the statement of cash flows. Financing activities were managed on a centralized, consolidated basis. Therefore they have been reflected on a consolidated basis in the statement of cash flows.

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

The results of operations of United States Steel, subject to the limitations described above, have been reclassified as discontinued operations for all periods presented in the Consolidated Statement of Income and are summarized as follows:

(In millions)	2001

Revenues and other income	$6,375
Costs and expenses	6,755

Loss from operations	(380)
Net interest and other financing costs	101

Loss before income taxes	(481)
Credit for estimated income taxes	(312)

Net loss	$(169)

The computation of the loss on disposition of United States Steel on December 31, 2001 was as follows:

(In millions)

Market value of Steel Stock (89,197,740 shares of stock issued and outstanding at $18.11 per share)	$1,615
Less:
Net investment in United States Steel	2,564
Costs associated with the Separation, net of tax	35

Loss on disposition of United States Steel	$(984)

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

At December 31, 2003 and 2002, amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions) December 31	2003	2002

Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$20	$9

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment (a)	$593	$547

Payables:
Current:
Income tax settlement and related interest payable	$4	$28

Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$8	$7

(a)	Increase is due to the extension of an operating lease for equipment at United States Steel’s Clairton Works cokemaking facility which is now accounted for as a capital lease.

Marathon remains primarily obligated for $72 million of operating lease obligations assumed by United States Steel, of which $54 million has in turn been assumed by other third parties that had purchased plants and operations divested by United States Steel.

In addition, Marathon remains contingently liable for certain obligations of United States Steel. See Note 28 for additional details on these guarantees.

4. Related Party Transactions

Related parties include:

•	Ashland Inc. (Ashland), which holds a 38 percent ownership interest in MAP, a consolidated subsidiary.
•	Equity method investees.

Management believes that transactions with related parties were conducted under terms comparable to those with unrelated parties.

Revenues from related parties were as follows:

(In millions)	2003	2002	2001

Ashland	$258	$218	$237
Equity investees:
Pilot Travel Centers LLC (PTC)	635	645	210
Other	28	6	–

Total	$921	$869	$447

Related party sales to Ashland and PTC consist primarily of petroleum products.

Purchases from related parties were as follows:

(In millions)	2003	2002	2001

Ashland	$24	$33	$29
Equity investees	163	145	129

Total	$187	$178	$158

Receivables from related parties were as follows:

(In millions) December 31	2003	2002

Ashland	$22	$18
Equity investees:
PTC	16	16
Other	9	4

Total	$47	$38

Payables to related parties were as follows:

(In millions) December 31	2003	2002

Ashland	$1	$3
Equity investees	16	13

Total	$17	$16

MAP has a $190 million uncommitted revolving credit agreement with Ashland. Interest on borrowings is based on defined short-term borrowing rates. At December 31, 2003 and 2002, there were no borrowings against this facility. Interest paid to Ashland for borrowings under this agreement was less than $1 million for 2003, 2002 and 2001.

5. Business Combinations

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Cash	$2
Receivables	10
Inventories	3
Investments and long-term receivables	19
Property, plant and equipment	323
Other assets	4

Total assets acquired	$361

Current liabilities	$20
Long-term debt	31
Asset retirement obligations	12
Deferred income taxes	42
Other liabilities	2

Total liabilities assumed	$107

Net assets acquired	$254

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisitions:

(In millions)

Receivables	$24
Inventories	10
Investments and long-term receivables	463
Property, plant and equipment	661
Goodwill (none deductible for income tax purposes)	175
Other noncurrent assets	3

Total assets acquired	$1,336

Current liabilities	$33
Deferred income taxes	143

Total liabilities assumed	$176

Net assets acquired	$1,160

In the first quarter 2001, Marathon acquired Pennaco Energy, Inc. (Pennaco), a natural gas producer. Marathon acquired 87% of the outstanding stock of Pennaco through a tender offer completed on February 7, 2001 at $19 a share. On March 26, 2001, Pennaco was merged with a wholly owned subsidiary of Marathon. Under the terms of the merger, each share not held by Marathon was converted into the right to receive $19 in cash. The total cash purchase price of Pennaco was $506 million. The acquisition was accounted for under the purchase method of accounting. The goodwill totaled $70 million. Goodwill amortization ceased upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Results of operations for 2001 include the results of Pennaco from February 7, 2001.

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

(In millions, except per share amounts)	2003	2002

Revenues and other income	$41,257	$31,648
Income from continuing operations	1,005	502
Net income	1,314	511
Per share amounts applicable to Common Stock Income from continuing operations – basic and diluted	3.24	1.63
Net income – basic and diluted	4.23	1.65

6. Discontinued Operations

On October 1, 2003, Marathon sold its exploration and production operations in western Canada for $612 million. This divestiture decision was made as part of Marathon’s strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in Marathon’s Consolidated Statement of Income. The sale resulted in a gain of $278 million, including a tax benefit of $8 million, which has been reported in discontinued operations. Revenues applicable to the discontinued operations totaled $188 million, $165 and $60 million for 2003, 2002, and 2001, respectively. Pretax income (loss) from discontinued operations totaled $66 million, $(4) million and $(155) million for 2003, 2002 and 2001, respectively. See Note 3 for discontinued operations related to the separation of United States Steel.

7. Income Per Common Share

	2003		2002		2001
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted

COMMON STOCK
Income from continuing operations	$1,012	$1,012	$507	$507	$1,405	$1,405
Excess redemption value of preferred securities	–	–	–	–	(1)	(1)

Income from continuing operations applicable to Common Stock	1,012	1,012	507	507	1,404	1,404
Expenses included in income from continuing operations applicable to Steel Stock	–	–	–	–	41	41
Income (loss) from discontinued operations	305	305	(4)	(4)	(1,071)	(1,071)
Expenses included in loss on disposition of United States Steel applicable to Steel Stock	–	–	–	–	11	11
Cumulative effect of change in accounting principle	4	4	13	13	(8)	(8)

Net income applicable to Common Stock	$1,321	$1,321	$516	$516	$377	$377

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	310,129	310,129	309,792	309,792	309,150	309,150
Effect of dilutive securities – stock options	–	197	–	159	–	360

Average common shares including dilutive effect	310,129	310,326	309,792	309,951	309,150	309,510

Per share:
Income from continuing operations	$3.26	$3.26	$1.63	$1.63	$4.54	$4.54

Income (loss) from discontinued operations	$.99	$.99	$(.01)	$(.01)	$(3.46)	$(3.46)

Cumulative effect of change in accounting principle	$.01	$.01	$.04	$.04	$(.03)	$(.03)

Net income	$4.26	$4.26	$1.66	$1.66	$1.22	$1.22

STEEL STOCK
Loss from discontinued operations	$–	$–	$–	$–	$(169)	$(169)
Expenses included in loss from continuing operations applicable to Steel Stock	–	–	–	–	(41)	(41)
Expenses included in loss on disposition of United States Steel applicable to Steel Stock	–	–	–	–	(11)	(11)
Preferred stock dividends	–	–	–	–	(8)	(8)
Loss on redemption of preferred securities	–	–	–	–	(14)	(14)

Net loss applicable to Steel Stock	$–	$–	$–	$–	$(243)	$(243)

Shares of common stock outstanding (thousands):
Average common shares including dilutive effect	–	–	–	–	89,058	89,058

Per share:
Loss from discontinued operations	$–	$–	$–	$–	$(1.90)	$(1.90)

Net loss	$–	$–	$–	$–	$(2.73)	$(2.74)

8. Segment Information

Revenues by product line were:

(In millions)	2003	2002	2001

Refined products	$24,092	$19,729	$20,841
Merchandise	2,395	2,521	2,506
Liquid hydrocarbons	10,500	6,517	6,502
Natural gas	3,796	2,362	2,801
Transportation and other products	180	166	146

Total	$40,963	$31,295	$32,796

The following represents information by operating segment:

(In millions)	Exploration and Production	Refining, Marketing and Transportation	Other Energy Related Businesses	Total

2003
Revenues:
Customer	$3,445	$33,508	$3,089	$40,042
Intersegment(a)	533	97	120	750
Related parties	12	909	–	921

Total revenues	$3,990	$34,514	$3,209	$41,713

Segment income	$1,487	$770	$73	$2,330
Income from equity method investments(b)	37	82	34	153
Depreciation, depletion and amortization(c)	751	375	16	1,142
Impairments(d)	3	–	–	3
Capital expenditures(e)	971	772	133	1,876

2002
Revenues:
Customer	$2,999	$25,384	$2,043	$30,426
Intersegment(a)	712	146	79	937
Related parties	–	869	–	869

Total revenues	$3,711	$26,399	$2,122	$32,232

Segment income	$1,038	$356	$78	$1,472
Income from equity method investments	51	48	38	137
Depreciation, depletion and amortization(c)	766	364	6	1,136
Impairments(d)	13	–	–	13
Capital expenditures(e)	819	621	49	1,489

2001
Revenues:
Customer	$3,594	$26,778	$1,977	$32,349
Intersegment(a)	630	21	77	728
United States Steel(a)	21	1	8	30
Related parties	–	447	–	447

Total revenues	$4,245	$27,247	$2,062	$33,554

Segment income	$1,351	$1,914	$62	$3,327
Income from equity method investments	59	41	18	118
Depreciation, depletion and amortization(c)	821	345	4	1,170
Impairments(d)	–	1	–	1
Capital expenditures(e)	831	591	4	1,426

(a)	Management believes intersegment transactions and transactions with United States Steel were conducted under terms comparable to those with unrelated parties.
(b)	Excludes a $124 million loss on the dissolution of MKM Partners L.P., which was not allocated to segments. See Note 13.
(c)	Differences between segment totals and Marathon totals represent impairments and amounts related to corporate administrative activities.
(d)	Excludes impairments of undeveloped oil and gas properties.
(e)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated statement of income:

(In millions)	2003	2002	2001

Segment income	$2,330	$1,472	$3,327
Items not allocated to segments:
Administrative expenses(a)	(203)	(194)	(187)
Business transformation costs	(24)	–	–
Inventory market valuation adjustments	–	71	(71)
Gain (loss) on ownership change in MAP	(1)	12	(6)
Gain on offshore lease resolution with U.S. Government	–	–	59
Gain on asset disposition	106	24	–
Loss on dissolution of MKM Partners L.P.	(124)	–	–
Contract settlement	–	(15)	–
Separation costs	–	–	(14)

Total income from operations	$2,084	$1,370	$3,108

(a)	Includes administrative expenses related to Steel Stock of $25 million for 2001.

Geographic Area:

The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices that approximate market.

Revenues
(In millions)	Year	Within Geographic Areas	Between Geographic Areas			Total		Assets(a)

United States	2003 2002 2001	$39,377 29,930 31,468	$	– – –		$39,377 29,930 31,468		$8,061 7,904 8,033
Canada	2003 2002 2001	413 265 364		1,218 917 871		1,631 1,182 1,235		24 485 498
United Kingdom	2003 2002 2001	849 916 848		– – –		849 916 848		1,215 1,316 1,534
Equatorial Guinea	2003 2002 2001	119 82 –		– – –		119 82 –		1,656 1,018 –
Other Foreign Countries	2003 2002 2001	205 102 116		134 153 134		339 255 250		1,049 1,144 474
Eliminations	2003 2002 2001	– – –		(1,352 (1,070 (1,005	) ) )	(1,352 (1,070 (1,005	) ) )	– – –
Total	2003 2002 2001	$40,963 31,295 32,796	$	– – –		$40,963 31,295 32,796		$12,005 11,867 10,539

(a)	Includes property, plant and equipment and investments.

9. Other Items

Net interest and other financing costs

(In millions)	2003	2002	2001

Interest and other financial income:
Interest income	$39	$12	$29
Foreign currency adjustments	13	8	(5)

Total	52	20	24

Interest and other financing costs:
Interest incurred(a)	282	288	203
Less interest capitalized	41	16	26

Net interest	241	272	177
Interest on tax issues	(13)	9	(2)
Financing costs on preferred stock of subsidiary	–	–	11
Other	10	7	10

Total	238	288	196

Net interest and other financing costs	$186	$268	$172

(a)	Excludes $34 million and $28 million paid by United States Steel in 2003 and 2002 on assumed debt.

Foreign currency transactions

Aggregate foreign currency gains (losses) were included in the income statement as follows:

(In millions)	2003	2002	2001

Net interest and other financing costs	$13	$8	$(5)
Provision for income taxes	(15)	(10)	8

Aggregate foreign currency gains (losses)	$(2)	$(2)	$3

10. Income Taxes

Provisions (credits) for income taxes were:

	2003			2002			2001
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$280	$95	$375	$105	$(26)	$79	$706	$(96)	$610
State and local	56	(4)	52	21	33	54	86	16	102
Foreign	177	(20)	157	166	70	236	182	(67)	115

Total	$513	$71	$584	$292	$77	$369	$974	$(147)	$827

A reconciliation of federal statutory tax rate (35%) to total provisions follows:

(In millions)	2003	2002	2001

Statutory rate applied to income before income taxes	$559	$307	$781
Effects of foreign operations:
Remeasurement of deferred taxes due to legislated changes(a)	–	61	–
All other, including foreign tax credits	(7)	(12)	(16)
State and local income taxes after federal income tax effects	35	34	66
Credits other than foreign tax credits	(6)	(11)	(9)
Effects of partially owned companies	(6)	(6)	(5)
Adjustment of prior years’ federal income taxes	17	(1)	3
Other	(8)	(3)	7

Total provisions	$584	$369	$827

(a)	Represents a one-time deferred tax charge as a result of the enactment of a supplemental tax in the United Kingdom.

Deferred tax assets and liabilities resulted from the following:

(In millions) December 31	2003	2002

Deferred tax assets:
Net operating loss carryforwards (expiring in 2021)	$–	$6
Capital loss carryforwards (expiring in 2008)	67	–
State tax loss carryforwards (expiring in 2004 through 2021)	131	150
Foreign tax loss carryforwards(a)	479	442
Expected federal benefit for:
Crediting certain foreign deferred income taxes	307	331
Deducting state and foreign deferred income taxes	45	54
Employee benefits	301	259
Contingencies and other accruals	179	172
Investments in subsidiaries and equity investees	96	50
Other	126	121
Valuation allowances:
Federal	(67)	–
State	(73)	(78)
Foreign	(436)	(404)

Total deferred tax assets(b)	1,155	1,103

Deferred tax liabilities:
Property, plant and equipment	2,014	1,947
Inventory	317	358
Prepaid pensions	96	78
Other	145	141

Total deferred tax liabilities	2,572	2,524

Net deferred tax liabilities	$1,417	$1,421

(a)	Includes $450 million for Norway which has no expiration date. The remainder expire 2004 through 2008.
(b)	Marathon expects to generate sufficient future taxable income to realize the benefit of the deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and Marathon’s tax profile in the years that such credits may be claimed.

Net deferred tax liabilities were classified in the consolidated balance sheet as follows:

(In millions) December 31	2003	2002

Assets:
Other current assets	$37	$–
Other noncurrent assets	35	35
Liabilities:
Accrued taxes	–	11
Deferred income taxes	1,489	1,445

Net deferred tax liabilities	$1,417	$1,421

The consolidated tax returns of Marathon for the years 1995 through 2001 are under various stages of audit and administrative review by the IRS. Marathon believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

Pretax income from continuing operations included $453 million, $372 million and $257 million attributable to foreign sources in 2003, 2002 and 2001, respectively.

Undistributed income of certain consolidated foreign subsidiaries at December 31, 2003, amounted to $450 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because Marathon intends to permanently reinvest such income in those foreign operations. If such income were not permanently reinvested, a deferred tax liability of $158 million would have been required.

See Note 3 for a discussion of the Tax Sharing Agreement between Marathon and United States Steel.

11. Business Transformation

During the third quarter of 2003, Marathon implemented an organizational realignment plan and business process improvements to further enable Marathon to focus and execute on its core business strategies by providing superior long-term value growth. This program includes streamlining Marathon’s business processes and services, realigning reporting relationships to reduce costs across all organizations, consolidating organizations in Houston and reducing the workforce.

During 2003, Marathon recorded $24 million of business transformation related costs against earnings, including $22 million in general and administrative expense and $2 million loss on assets held for sale. These charges included employee severance and benefit costs related to the elimination of approximately 400 regular employees, the majority of which were engaged in operations around the United States, relocation costs related to consolidating organizations in Houston, a pension curtailment loss, a postretirement plan curtailment gain, and fixed asset related costs.

The table below sets forth the significant components and activity in the business transformation program during 2003:

(In millions)	Business Transformation Charges (Gain)	Non-Cash Charges (Gain)	Cash Payments	Accrued Liabilities Balance at December 31, 2003

Employee severance and termination benefits	$25	$–	$13	$12
Pension plan curtailment loss	6	6	–	–
Relocation costs	5	–	–	5
Fixed asset related costs	4	2	1	1
Retiree health care plan curtailment gain	(16)	(16)	–	–

Total	$24	$(8)	$14	$18

An additional charge of $51 million is expected to be incurred in 2004, including $34 million related to pension settlement.

12. Inventories

(In millions)	December 31	2003	2002

Liquid hydrocarbons and natural gas		$674	$689
Refined products and merchandise		1,151	1,186
Supplies and sundry items		128	109

Total		$1,953	1,984

The LIFO method accounted for 91% and 92% of total inventory value at December 31, 2003 and 2002, respectively. Current acquisition costs were estimated to exceed the above inventory values at December 31, 2003, by approximately $655 million. Cost of revenues was reduced and income from operations was increased by $11 million in 2003, less than $1 million in 2002, and $17 million in 2001 as a result of liquidations of LIFO inventories.

13. Investments and Long-Term Receivables

(In millions)	December 31	2003	2002

Equity method investments		$1,172	$1,444
Other investments		3	33
Receivables due after one year		91	67
VAT receivable		13	–
Derivative assets		34	41
Deposits of restricted cash		5	43
Other		5	6

Total		$1,323	$1,634

Summarized financial information of investees accounted for by the equity method of accounting follows:

(In millions)	2003	2002	2001

Income data – year:
Revenues and other income	$7,006	$5,541	$2,824
Operating income	435	329	332
Net income	319	264	257

Balance sheet data – December 31:
Current assets	$619	$537
Noncurrent assets	3,727	3,732
Current liabilities	641	548
Noncurrent liabilities	1,172	1,083

Marathon’s carrying value of its equity method investments is $96 million higher than the underlying net assets of investees. This basis difference is being amortized into expenses over the remaining useful lives of the underlying net assets.

Dividends and partnership distributions received from equity investees were $188 million in 2003, $114 million in 2002 and $95 million in 2001.

On June 30, 2003, Marathon Oil Corporation and Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”) dissolved MKM Partners L.P. which had oil and gas production operations in the Permian Basin of Texas. Marathon held an 85% noncontrolling interest in the partnership. Prior to the dissolution of the partnership, Kinder Morgan acquired MKM Partners L.P.’s 12.75% interest in the SACROC unit for an undisclosed amount. The partnership recorded a loss on the disposal of SACROC of $19 million, of which Marathon’s share was $17 million. Also prior to the dissolution, Marathon recorded a $107 million impairment of its investment in MKM Partners L.P. due to an other-than-temporary decline in the fair value of the investment. The total loss recognized by Marathon related to the dissolution of MKM Partners L.P. was $124 million. The partnership’s interest in the Yates field was distributed to Marathon and Kinder Morgan upon dissolution.

14. Property, Plant and Equipment

(In millions)	December 31	2003	2002

Production		$14,319	$14,050
Refining		3,822	3,441
Marketing		1,926	2,047
Transportation		1,688	1,589
Other		438	340

Total		22,193	21,467
Less accumulated depreciation, depletion and amortization		11,363	11,077

Net		$10,830	$10,390

Property, plant and equipment includes gross assets acquired under capital leases of $49 million and $8 million at December 31, 2003 and 2002, with related amounts in accumulated depreciation, depletion and amortization of $2 million and $1 million at December 31, 2003 and 2002.

On November 3, 2003, Marathon sold its 42.45% interest in the Yates field and its 100% interest in the Yates gathering system to Kinder Morgan for $229 million and recognized a loss of $8 million. This divestiture decision was made as part of Marathon’s strategic plan to rationalize noncore oil and gas properties. The Yates field and gathering system consisted of assets of $240 million of property, plant and equipment and asset retirement obligations of $3 million.

During 2002, Marathon acquired additional interests in coalbed natural gas assets in the Powder River Basin of northern Wyoming and southern Montana from XTO Energy, Inc. (XTO) in exchange for certain oil and gas properties in eastern Texas and northern Louisiana. Additionally, 100 million cubic feet per day of long-term gas transportation capacity was released to Marathon by the original owner of the Powder River Basin interests. On July 1, 2002, Marathon completed this transaction by selling its production interests in the San Juan Basin of New Mexico to XTO for $42 million. Marathon recognized a gain of $24 million in 2002 related to this transaction.

15. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, are as follows:

(In millions)	Exploration and Production	Refining, Marketing and Transportation	Total

Balance as of January 1, 2002	$75	$21	$96
Goodwill acquired during the year	178	–	178

Balance as of December 31, 2002	$253	$21	$274
Purchase price adjustment	(3)	–	(3)
Goodwill allocated to sale of western Canada operations	(15)	–	(15)

Balance as of December 31, 2003	$235	$21	$256

The E&P segment tests for impairment in the second quarter of each year. The RM&T segment tests for impairment in the fourth quarter of each year. No impairment in the carrying value has been deemed necessary.

16. Intangible Assets

Intangible assets as of December 31, 2003, are as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets
Branding agreements	$53	$19	$34
Elba Island delivery rights	42	2	40
Other	40	23	17

Total	$135	$44	$91

Unamortized intangible assets
Unrecognized prior service costs	$23	$–	$23
Other	4	–	4

Total	$27	$–	$27

Amortization expense related to intangibles during 2003 and 2002 totaled $12 million and $10 million, respectively. Estimated amortization expense for the years 2004-2008 is $12 million, $11 million, $11 million, $7 million and $5 million, respectively.

17. Derivative Instruments

The following table sets forth quantitative information by category of derivative instrument at December 31, 2003 and 2002. These amounts are reflected on a gross basis by individual derivative instrument. The amounts exclude the variable margin deposit balances held in various brokerage accounts. Marathon did not have any foreign currency contracts in place at December 31, 2003 and 2002.

	2003		2002
(In millions) December 31	Assets(a)	(Liabilities)(a)	Assets(a)	(Liabilities)(a)

Commodity Instruments

Fair Value Hedges(b):
OTC commodity swaps	$17	$(1)	$5	$–

Cash Flow Hedges(c):
Exchange-traded commodity futures	$–	$–	$3	$(1)
OTC commodity swaps	20	(26)	3	(2)
OTC commodity options	2	(23)	12	(53)
Non-Hedge Designation:
Exchange-traded commodity futures	$94	$(98)	$24	$(58)
Exchange-traded commodity options	5	(11)	9	(11)
OTC commodity swaps	61	(38)	54	(32)
OTC commodity options	5	(4)	13	(9)

Nontraditional Instruments(d)	$70	$(90)	$91	$(39)

Financial Instruments
Fair Value Hedges:
OTC interest rate swaps(e)	$11	$(7)	$12	$–

(a)	The fair value and carrying value of derivative instruments are the same. The fair value amounts for OTC positions are determined using option-pricing models or dealer quotes. The fair values of exhange-traded positions are based on market quotes derived from major exchanges. The fair value of interest rate swaps is based on dealer quotes. Marathon’s consolidated balance sheet is reflected on a net asset/(liability) basis by brokerage firm, as permitted by the master netting agreements.
(b)	There was no ineffectiveness associated with fair value hedges for 2003 or 2002 because the hedging instrument and the existing firm commitment contracts are priced on the same underlying index. Certain derivative instruments used in the fair value hedges mature between 2004 and 2008.
(c)	The ineffective portion of changes in the fair value for cash flow hedges, on a before tax basis, for December 31, 2003 and 2002 was less than $1 million. In addition, during 2003 and 2002, losses of $8 million and gains of $23 million was recognized in revenues, respectively, as the result of a discontinuation of a portion of a cash flow hedge related to natural gas production. Of the $15 million recorded in OCI as of December 31, 2003, $17 million is expected to be reclassified to income in 2004.
(d)	Nontraditional derivative instruments are created due to netting of physical receipts and delivery volumes with the same counterparty. Also included in this category are long-term natural gas contracts in the United Kingdom in which underlying physical contract price is currently less than other available market prices.
(e)	The fair value amounts are based on dealer quotes. These fair value amounts exclude accrued interest amounts not yet settled. As of December 31, 2003 and 2002, accrued interest approximated $7 million and $1 million respectively. The net fair value of the OTC interest rate swaps as of December 31, 2003 and 2002 of $4 million and $12 million respectively, is included in long-term debt (see Note 20).

18. Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 17, by individual balance sheet account. Marathon’s financial instruments at December 31, 2003 and 2002 were:

	2003		2002
(In millions) December 31	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Financial assets:
Cash and cash equivalents	$1,396	$1,396	$488	$488
Receivables	2,510	2,510	1,845	1,845
Receivables from United States Steel	549	613	382	556
Investments and long-term receivables	186	117	223	149

Total financial assets	$4,641	$4,636	$2,938	$3,038

Financial liabilities:
Accounts payable	$3,369	$3,369	$2,857	$2,857
Payables to United States Steel	12	12	35	35
Accrued interest	85	85	108	108
Long-term debt (including amounts due within one year)	4,740	4,181	5,008	4,486

Total financial liabilities	$8,206	$7,647	$8,008	$7,486

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

Marathon has a commitment to extend credit to Syntroleum Corporation (Syntroleum) that is described further in Note 28. It is not practicable to estimate the fair value because there are no quoted market prices available for transactions that are similar in nature.

19. Short-Term Debt

In November 2003, Marathon entered into a $575 million 364-day revolving credit agreement, which terminates in November 2004. Interest is based on defined short-term market rates. During the term of the agreement, Marathon is obligated to pay a facility fee on total commitments, which at December 31, 2003, was 0.10%. At December 31, 2003, there were no borrowings against this facility. Marathon has other uncommitted short-term lines of credit totaling $200 million, bearing interest at short-term market rates determined at the time of a request for borrowings against such facility. At December 31, 2003, there were no borrowings against these facilities.

MAP has a $190 million revolving credit agreement with Ashland Inc. that terminates in March 2004, as discussed in Note 4. At December 31, 2003, there were no borrowings against this facility.

20. Long-Term Debt

(In millions) December 31	2003	2002

Marathon Oil Corporation:
Revolving credit facility due 2005(a)	$–	$–
Commercial paper(a)	–	100
9.625% notes due 2003	–	150
7.200% notes due 2004	251	300
6.650% notes due 2006	300	300
5.375% notes due 2007(b)	450	450
6.850% notes due 2008	400	400
6.125% notes due 2012(b)	450	450
6.000% notes due 2012(b)	400	400
6.800% notes due 2032(b)	550	550
9.375% debentures due 2012	163	163
9.125% debentures due 2013	271	271
9.375% debentures due 2022	81	81
8.500% debentures due 2023	123	123
8.125% debentures due 2023	229	229
6.570% promissory note due 2006(b)	15	21
Series A Medium term notes due 2022	3	3
4.750% – 6.875% Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes due 2009 – 2033(c)	494	494
Sale-leaseback financing due 2003 – 2012(d)	76	81
Capital lease obligation due 2012(e)	59	–
Consolidated subsidiaries:
All other obligations, including capital lease obligations due 2004 – 2018	47	6

Total(f)(g)	4,362	4,572
Unamortized discount	(9)	(13)
Fair value adjustments on notes subject to hedging(h)	4	12
Amounts due within one year	(272)	(161)

Long-term debt due after one year	$4,085	$4,410

(a)	Marathon has a $1,354 million 5-year revolving credit agreement that terminates in November 2005. Interest on the facility is based on defined short-term market rates. During the term of the agreement, Marathon is obligated to pay a variable facility fee on total commitments, which at December 31, 2003 was 0.125%. At December 31, 2003, there were no borrowings against this facility. Commercial paper is supported by the unused and available credit on the 5-year facility and, accordingly, is classified as long-term debt.
(b)	These notes contain a make whole provision allowing Marathon the right to repay the debt at a premium to market price.
(c)	United States Steel has assumed responsibility for repayment of $470 million of these obligations.
(d)	This sale-leaseback financing arrangement relates to a lease of a slab caster at United States Steel’s Fairfield Works facility in Alabama with a term through 2012. Marathon is the primary obligor under this lease. Under the Financial Matters Agreement, United States Steel has assumed responsibility for all obligations under this lease. This lease is an amortizing financing with a final maturity of 2012, subject to additional extensions.
(e)	This obligation relates to a lease of equipment at United States Steel’s Clairton Works cokemaking facility in Pennsylvania with a term through 2012. Marathon is the primary obligor under this lease. Under the Financial Matters Agreement, United States Steel has assumed responsibility for all obligations under this lease. This lease is an amortizing financing with a final maturity of 2012, subject to additional extensions. This equipment has been subleased to Clairton 1314B, L.P. through July 2, 2004.
(f)	Required payments of long-term debt for the years 2005-2008 are $16 million, $315 million, $474 million and $417 million, respectively. Of these amounts, payments assumed by United States Steel are $7 million, $11 million, $21 million and $14 million, respectively.
(g)	In the event of a change in control of Marathon, as defined in the related agreements, debt obligations totaling $1,837 million at December 31, 2003, may be declared immediately due and payable.
(h)	See Note 17 for information on interest rate swaps.

21. Deferred Credits and Other Liabilities

Deferred credits and other liabilities included the following:

(In millions) December 31	2003	2002

Deferred credits:
Deferred revenue on gas supply contracts	$27	$36
Deferred credits on crude oil contracts	30	29
Deferred gain on formation of Centennial Pipeline LLC	12	12
Other deferred credits	1	7
Other liabilities:
Environmental remediation liabilities	82	51
Accrued LNG facility costs	22	15
Derivative liabilities	22	–
Indemnification payable	9	–
Guarantees	4	–
Royalties payable	–	6
Other	24	12

Total deferred credits and other liabilities	$233	$168

22. Preferred Securities Formerly Outstanding

USX Capital LLC, a former wholly owned subsidiary of Marathon, had sold 10,000,000 shares (carrying value of $250 million) of 8 3/4% Cumulative Monthly Income Preferred Shares (MIPS) (liquidation preference of $25 per share) in 1994. On December 31, 2001, USX Capital LLC called for redemption all of the outstanding MIPS. In December 2001, $27 million of MIPS were exchanged for debt securities of United States Steel. At the redemption date, USX Capital LLC paid $25.18 per share reflecting the redemption price of $25 per share, plus a cash payment for accrued but unpaid dividends through the redemption date. After the redemption date, the MIPS ceased to accrue dividends and only represented the right to receive the redemption price.

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

23. Supplemental Cash Flow Information

(In millions)	2003	2002	2001

Net cash provided from operating activities from continuing operations included:
Interest and other financing costs paid (net of amount capitalized)	$254	$258	$165
Income taxes paid to taxing authorities	537	173	437
Income tax settlements paid to United States Steel	16	7	819

Commercial paper and revolving credit arrangements–net:
Commercial paper – issued	$4,733	$10,669	$389
– repayments	(4,833)	(10,569)	(465)
Credit agreements – borrowings	3	3,700	925
– repayments	(34)	(4,175)	(750)
Ashland credit agreements – borrowings	182	266	112
– repayments	(182)	(266)	(112)
Other credit arrangements – net	–	–	(150)

Total	$(131)	$(375)	$(51)

Non cash investing and financing activities:
Common Stock issued for dividend reinvestment and employee stock plans	$4	$9	$23
Common Stock issued for Exchangeable Shares	–	–	9
Capital expenditures for which payment has been deferred	–	–	29
Asset retirement costs capitalized	61	–	–
Liabilities assumed in connection with capital expenditures	–	10	–
Debt payments assumed by United States Steel	5	4	–
Capital lease obligations:
Asset acquired	41	–	–
Assumed by United States Steel	59	–	–
Disposal of assets:
Exchange of Steel Stock for net investment in United States Steel	–	–	1,615
Exchange of oil and gas producing properties for Powder River Basin assets	–	42
Notes received in asset disposal transactions	–	5	–
Liabilities assumed in acquisitions:
KMOC	107	–	–
Equatorial Guinea interests	–	179	–
Pennaco	–	–	309
Net assets contributed to joint ventures	42	–	571
Joint venture dissolution	212	–	–
Preferred stocks exchanged for debt	–	–	49
Liabilities assumed by buyer of discontinued operations	212	–	–

24. Pensions and Other Postretirement Benefits

The following summarizes the obligations and funded status for plans other than those sponsored by MAP:

	Pension Benefits				Other Benefits
	2003		2002		2003	2002
(In millions)	U.S.	Int’l	U.S.	Int’l(a)

Change in benefit obligations
Benefit obligations at January 1	$455	$156	$430		$433	$374
Service cost	23	7	17		6	5
Interest cost	31	11	27		27	25
Plan amendment	–	–	–		(97)	–
Actuarial losses	64	93	7		52	55
Curtailments	1	–	–		(4)	–
Benefits paid	(34)	(5)	(26)		(30)	(26)

Benefit obligations at December 31	$540	$262	$455		$387	$433

Change in plan assets
Fair value of plan assets at January 1	$413	$104	$502
Actual return on plan assets	81	32	(48)
Employer contribution	–	8	–
Trustee distributions(b)	–	–	(18)
Benefits paid from plan assets	(31)	(5)	(23)

Fair value of plan assets at December 31	$463	$139	$413

Funded status of plans at December 31(c)	$(77)	$(123)	$(42)	$(48)	$(387)	$(433)
Unrecognized net transition asset	(4)	–	(6)	–	–	–
Unrecognized prior service costs (benefits)	20	–	27	–	(81)	(3)
Unrecognized net losses	230	114	216	48	162	122

Prepaid (accrued) benefit cost	$169	$(9)	$195	$–	$(306)	$(314)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$181	$–	$201	$–	$–	$–
Accrued benefit liability	(21)	(93)	(20)	(32)	(306)	(314)
Accumulated other comprehensive income(d)	9	84	14	32	–	–

Prepaid (accrued) benefit cost	$169	$(9)	$195	$–	$(306)	$(314)

The accumulated benefit obligation for all defined benefit pension plans was $658 million and $488 million at December 31, 2003 and 2002, respectively. Other Benefits in the above table is not applicable to Marathon’s foreign subsidiaries.

(a)	The reconciliations of the change in benefit obligations and fair value of plan assets for 2002 were not available for the international plans. The benefit obligation and fair value of plan assets at December 31, 2002 were $156 million and $104 million, respectively.
(b)	Represents transfers of excess pension assets to fund retiree health care benefits accounts under Section 420 of the Internal Revenue Code.
(c)	Includes several plans that have accumulated benefit obligations in excess of plan assets:

	December 31
	2003		2002
	U.S.	Int’l	U.S.	Int’l

Projected benefit obligations	$(35)	(262)	$(26)	$(143)
Accumulated benefit obligations	(21)	(233)	(19)	(127)
Fair value of plan assets	–	139	–	95

(d)	Excludes income tax effects.

The following summarizes the obligations and funded status for those plans sponsored by MAP:

	Pension Benefits		Other Benefits
(In millions)	2003	2002	2003	2002

Change in benefit obligations
Benefit obligations at January 1	$831	$727	$295	$216
Service cost	64	49	15	11
Interest cost	59	47	19	15
Actuarial losses	144	49	21	56
Benefits paid	(47)	(41)	(4)	(3)

Benefit obligations at December 31	$1,051	$831	$346	$295

Change in plan assets
Fair value of plan assets at January 1	$356	$440
Actual return on plan assets	75	(43)
Employer contribution	89	–
Benefits paid from plan assets	(47)	(41)

Fair value of plan assets at December 31	$473	$356

Funded status of plans at December 31(a)	(578)	$(475)	$(346)	$(295)
Unrecognized net transition asset	(3)	(5)	–	–
Unrecognized prior service costs (credits)	21	22	(33)	(40)
Unrecognized net losses	411	323	98	82

Accrued benefit cost	$(149)	$(135)	$(281)	$(253)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(248)	$(197)	$(281)	$(253)
Intangible asset	23	24	–	–
Accumulated other comprehensive loss(b)	76	38	–	–

Accrued benefit cost	$(149)	$(135)	$(281)	$(253)

The accumulated benefit obligation for all defined benefit pension plans was $721 million and $553 million at December 31, 2003 and 2002, respectively.

(a)	All MAP plans have accumulated benefit obligations in excess of plan assets:

	December 31
	2003	2002
Projected benefit obligations	$(1,051)	$(831)
Accumulated benefit obligations	(721)	(553)
Fair value of plan assets	473	356

(b) Excludes the effects of minority interest and income taxes.

The following information disclosed thru page F-35 relates to the plans sponsored by Marathon and MAP.

	Pension Benefits				Other Benefits
	2003		2002	2001	2003		2002	2001
(In millions)	U.S.	Int’l

Components of net periodic benefit cost
Service cost	$87	$7	$66	$55	$21		$16	$14
Interest cost	90	11	74	68	46		40	42
Expected return on plan assets	(84)	(7)	(100)	(107)	–		–	–
Amortization – net transition gain	(4)	–	(4)	(4)	–		–	–
– prior service costs (credits)	5	–	5	5	(10)		(8)	(7)
– actuarial loss	32	5	7	–	12		4	4
Multi-employer and other plans(a)	2	–	7	5	2		2	–
Curtailment and termination losses (gains)	6 (b)	1	–	3	(16	)(b)	–	–

Net periodic benefit cost(c)	$134	$17	$55	$25	$55		$54	$53

(a)	International net periodic pension cost of $5 million and $3 million for years ending 2002 and 2001, respectively, were disclosed in the aggregate as other plans.
(b)	Includes business transformation costs.
(c)	Includes MAP’s net periodic pension cost of $106 million, $54 million, $38 million and other benefits cost of $34 million, $23 million and $17 million for 2003, 2002, and 2001 respectively.

	Pension Benefits						Other Benefits
	2003		2002		2001		2003	2002	2001
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Increase in minimum liability included in other comprehensive income, excluding tax effects and minority interest	$33	$52	$31	$32	$4	$–	N/A	N/A	N/A

Plan Assumptions

	Pension Benefits						Other Benefits
	2003		2002		2001		2003	2002	2001
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount Rate	6.25%	5.40%	6.50%	6.75%	7.00%	6.00%	6.25%	6.50%	7.00%
Rate of compensation increase	4.50%	4.50%	4.50%	4.25%	5.00%	4.50%	4.50%	4.50%	5.00%
Weighted average actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.50%	5.50%	7.00%	6.00%	7.50%	6.00%	6.50%	7.00%	7.50%
Expected long-term return on plan assets	9.00%	7.00%	9.50%	7.52%	9.50%	6.85%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.25%	5.00%	4.50%	5.00%	4.50%	4.50%	5.00%	5.00%

Expected Long-Term Return on Plan Assets

U.S. Plans

Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Certain components of the asset mix are modeled with various assumptions regarding inflation, debt returns and stock yields. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

International Plans

The overall expected long-term return on plan assets is derived as the weighted average of the expected returns on the different asset classes, weighted by holdings as of year end. The long term rate of return on equity investments is assumed to be 2.5% greater than the yield on local government stock. Expected returns on debt securities are taken directly at market yields and cash is taken at the local currency base rate.

Assumed health care cost trend rates at December 31:

	2003	2002

Health care cost trend rate assumed for next year	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$12	$(9)
Effect on other postretirement benefit obligations	104	(84)

Plan Assets

The pension plans weighted-average asset allocations at December 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31
	2003		2002
Asset Category	U.S.	Int’l	U.S.	Int’l

Equity securities	77%	76%	77%	73%
Debt securities	22%	23%	22%	24%
Real estate	1%	–	1%	1%
Other	–	1%	–	2%

Total	100%	100%	100%	100%

Plan Investment Policies and Strategies

U.S. Plans

The investment policy reflects the funded status of the plan and the future ability of the Company to make further contributions. Historical performance results and future expectations suggest that common stocks will provide higher total investment returns than fixed-income securities over a long-term investment horizon. As a result, equity investments will likely continue to exceed 50% of the value of the fund. Accordingly, bond and other fixed income investments will comprise the remainder of the fund. Short term investments shall reflect the liquidity requirements for making pension payments. Management of the plans’ assets is delegated to the United States Steel and Carnegie Pension Fund. Investments are diversified by industry and type, limited by grade and maturity. The policy prohibits investments in any securities in the steel industry and allows derivatives subject to strict guidelines. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.

International Plans

The investment policy is guided by the objective of achieving over the long-term a return on the investments which is consistent with assumptions made by the actuary in determining the funding requirements of the plans. The target asset allocation of 70% equities, 25% debt securities and 5% cash and the unitized pool approach meets this objective and controls and various risks to which the plans’ assets are exposed including matching the timing of estimated future obligations to the maturities of the plans’ assets. The day-to-day management of the plans’ assets are delegated to several professional investment managers. The spread of assets by type and the investment managers’ policies on investing in individual securities within each type provides adequate diversification of investments. The use of derivatives by the investment managers is permitted and plan specific, subject to strict guidelines. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and periodic asset and liability studies.

Cash Flows

Contributions

MAP, and Marathon’s foreign subsidiaries expect to contribute approximately $93 million and $22 million to the funded pension plans in 2004. Marathon is not required to make a cash contribution to the funded domestic pension plan in 2004. Cash contributions that are expected to be paid from the general assets of the company for both the unfunded pension and postretirement benefit plans are expected to be approximately $2 million and $35 million, respectively in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Benefits
	U.S.		Int’l
	MOC	MAP		MOC	MAP

2004(a)	$27	$36	$5	$27	$8
2005	28	45	5	29	9
2006	28	48	5	29	11
2007	30	56	5	26	13
2008	33	59	6	26	15
Years 2009-2013	203	394	32	139	123

(a)	Excludes the potential payments relating to business transformation.

Marathon also contributes to several defined contribution plans for eligible employees. Contributions to these plans, which for the most part are based on a percentage of the employees’ salary, totaled $37 million in 2003, $37 million in 2002 and $35 million in 2001.

25. Stock-Based Compensation Plans

The following is a summary of stock option activity:

	Shares	Price(a)

Balance December 31, 2000	6,113,620	26.50
Granted	1,642,395	32.52
Exercised	(961,480)	21.70
Canceled	(64,430)	30.11

Balance December 31, 2001	6,730,105	28.62
Granted	1,763,500	28.12
Exercised	(242,155)	27.58
Canceled	(186,840)	24.50

Balance December 31, 2002	8,064,610	28.70
Granted	1,729,800	25.58
Exercised	(642,265)	24.48
Canceled	(145,765)	30.27

Balance December 31, 2003(b)	9,006,380	28.33

(a)	Weighted-average exercise price.
(b)	Of the options outstanding as of December 31, 2003, 1,715,200 and 7,291,180 were outstanding under the 2003 Incentive Compensation Plan and 1990 Stock Plan, respectively.

The following table represents stock options at December 31, 2003:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares Under Option	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number of Shares Under Option	Weighted-Average Exercise Price

$17.00 – 23.41	644,700	3.8	years	$21.88	444,700	$21.19
25.50 – 26.91	2,866,400	8.2		25.54	1,166,200	25.55
28.12 – 34.00	5,495,280	6.5		30.62	5,480,280	30.62

Total	9,006,380	6.9		28.33	7,091,180	25.37

The following table presents information on restricted stock grants:

	2003	2002	2001

2003 Incentive Compensation Plan:(a)
Number of shares granted	293,710	–	–
Weighted-average grant-date fair value per share	$26.01	$–	$–

1990 Stock Plan:(b)
Number of shares granted	39,960	170,028	205,346
Weighted-average grant-date fair value per share	$25.52	$27.84	$31.30

Non Officers’ plan:(c)
Number of shares granted	–	332,210	541,808
Weighted-average grant-date fair value per share	$–	$24.27	$29.36

Special Restricted Stock Program:(d)
Number of shares granted	–	93,730	–
Weighted-average grant-date fair value per share	$–	$27.77	$–

(a)	Of the shares granted under the 2003 Incentive Compensation Plan, none have vested and 38,700 have been cancelled or forfeited. In addition to the shares, 810 restricted stock units have been granted to international participants under the plan. Thus, as of December 31, 2003, 255,010 shares and 810 units were outstanding under the plan.
(b)	Of the shares granted under the 1990 Stock Plan, 389,793 have vested and 287,166 have been cancelled or forfeited. Thus, as of December 31, 2003, 148,400 shares were outstanding under the plan.
(c)	Of the shares granted under the Non-Officer Plan since 2001, 255,208 have vested and 84,816 have been cancelled or forfeited. In addition to the shares, 73,390 restricted stock units have been granted to international participants under the plan, none have vested and 9,180 have been cancelled or forfeited. Thus, as of December 31, 2003, 533,994 shares and 64,210 units were outstanding under the plan.
(d)	Of the shares granted under the Special Restricted Stock Program, 5,960 shares have been cancelled or forfeited. In addition to the shares, 6,360 restricted stock units were granted to international participants pursuant to this program. All shares and units granted under the program vested on January 23, 2003, and no additional shares will be granted.

Marathon maintains an equity compensation program for its non-employee directors under the Plan. Pursuant to the program, non-employee directors must defer 50% of their annual retainers in the form of common stock units. In addition, the program provides each non-employee director with a matching grant of up to 1,000 shares of common stock upon his or her initial election to the board if he or she purchases an equivalent number of shares within 60 days of joining the board. Common stock units are book entry units equal in value to a share of stock. During 2003, 15,799 shares of stock were issued; during 2002, 14,472 shares of stock were issued and during 2001, 12,358 shares of stock were issued.

26. Stockholder Rights Plan

In 2002, the Marathon’s stockholder rights plan (the Rights Plan), was amended due to the Separation. In January 2003, the expiration date of the Rights Plan was accelerated to January 31, 2003.

27. Leases

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

(In millions)	Capital Lease Obligations	Operating Lease Obligations

2004	$29	$108
2005	20	80
2006	26	67
2007	34	38
2008	26	31
Later years	127	131
Sublease rentals	–	(77)

Total minimum lease payments	262	$378

Less imputed interest costs	81

Present value of net minimum lease payments included in long-term debt	$181

In connection with past sales of various plants and operations, Marathon assigned and the purchasers assumed certain leases of major equipment used in the divested plants and operations of United States Steel. In the event of a default by any of the purchasers, United States Steel has assumed these obligations; however, Marathon remains primarily obligated for payments under these leases. Minimum lease payments under these operating lease obligations of $54 million have been included above and an equal amount has been reported as sublease rentals.

Of the $181 million present value of net minimum capital lease payments, $135 million was related to obligations assumed by United States Steel under the Financial Matters Agreement. Of the $378 million total minimum operating lease payments, $18 million was assumed by United States Steel under the Financial Matters Agreement.

During 2003, Marathon purchased two LNG tankers to transport LNG primarily from Kenai, Alaska to Tokyo, Japan which were previously leased. A $17 million charge was recorded on the termination of the two tanker operating leases.

Operating lease rental expense was:

(In millions)	2003		2002		2001

Minimum rental	$182	(a)	$196	(a)	$159
Contingent rental	15		13		13
Sublease rentals	(9)		(11)		(11)

Net rental expense	$188		$198		$161

(a)	Excludes $23 million and $24 million paid by United States Steel in 2003 and 2002 on assumed leases.

28. Contingencies and Commitments

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

Environmental matters – Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 2003 and 2002, accrued liabilities for remediation totaled $117 million and $84 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $86 million and $72 million at December 31, 2003 and 2002, respectively.

On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed upon environmental projects over an eight-year period primarily aimed at reducing air emissions at its seven refineries. The court approved this consent decree on August 28, 2001. The total one-time expenditures for these environmental projects is approximately $330 million over the eight-year period, with about $170 million incurred through December 31, 2003. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

Guarantees – Marathon and MAP have issued the following guarantees:

(In millions)	Term	Maximum Potential Undiscounted Payments as of December 31, 2003(m)

Indebtedness of equity investees:
LOCAP commercial paper(a)	Perpetual-Loan Balance Varies	$23
LOOP Series 1991A Notes(a)	2008	7
LOOP Series 1992A Notes(a)	2008	34
LOOP Series 1992B Notes(a)	2004	9
LOOP Series 1997 Notes(a)	2017	13
LOOP revolving credit agreement(a)	Perpetual-Loan Balance Varies	25
LOOP Series 2003(a)	2004-2023	81
Centennial Pipeline Notes(b)	2008-2024	70
Centennial Pipeline revolving credit agreement(b)	2004-Loan Balance Varies	5
Miscellaneous	Varies	2
Other:
United States Steel/PRO-TEC Coating Company (c)	2004-2008	14
United States Steel/Clairton 1314B(c)	2004-2012	610
Centennial Pipeline catastrophic event(d)	Indefinite	50
Alliance Pipeline(e)	2004-2015	67
Kenai Kochemak Pipeline LLC(f)	2004-2017	15
Pilot Travel Centers Surety Bonds(g)	(g)	10
Corporate assets(h)	(h)	14
Canada(i)	Indefinite	568
Globex(j)	2004-2006	16
Yates(k)	Indefinite	228
Mobile transportation equipment leases(l)	2004-2008	7
Miscellaneous	Varies	5

(a)

Marathon holds interests in an offshore oil port, LOOP LLC (“LOOP”), and a crude oil pipeline system, LOCAP LLC (“LOCAP”). Both LOOP and LOCAP have secured various project financings with throughput and deficiency (“T&D”) agreements. A T&D agreement creates a potential obligation to advance funds in the event of a cash shortfall. When these rights are assigned to a lender to secure financing, the T&D is considered to be an indirect guarantee of indebtedness. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges. The terms of the agreements vary but tend to follow the terms of the underlying debt. In April 2003, LOOP refinanced $81 million for certain of its series of outstanding bonds subject to these T&D agreements. The refinancing consisted of changes to maturity dates, as well as interest rates. Although certain series were paid down and new series issued, the total principal outstanding changed by only $2 million. Assuming non-payment by the investees, the maximum potential amount of future payments under the guarantees is estimated to be $193 million and $197 million at December 31, 2003 and 2002, respectively. Included in these amounts is a LOOP revolving credit facility of $25 million at December 31, 2003 and 2002, and a LOCAP revolving credit facility of $20 million and $25 million at December 31, 2003 and 2002, respectively. The undrawn portion of the revolving credit facilities is $35 million and $28 million as of December 31, 2003 and 2002, respectively.

(b)	MAP holds an interest in a refined products pipeline, Centennial Pipeline LLC (“Centennial”), and has guaranteed the repayment of Centennial’s outstanding balance under a Master Shelf Agreement and Revolver, which expires in 2024. The guarantee arose in order to obtain adequate financing. Prior to expiration of the guarantee, MAP could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments is $75 million at December 31, 2003 and 2002.
(c)	Marathon has guaranteed United States Steel’s contingent obligation to repay certain distributions from its 50 percent-owned joint venture, PRO-TEC Coating Company (“PRO-TEC”). Should PRO-TEC default under its agreements and should United States Steel be unable to perform under its guarantee, Marathon is required to perform on behalf of United States Steel. The maximum potential payout is estimated at $14 million and $18 million at December 31, 2003 and 2002, respectively. Additionally, United States Steel is the sole general partner of Clairton 1314B Partnership, L.P., which owns certain cokemaking facilities formerly owned by United States Steel. Marathon has guaranteed to the limited partners all obligations of United States Steel under the partnership documents. In addition to the commitment to fund operating cash shortfalls of the partnership discussed in Note 3, United States Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. United States Steel has estimated the maximum potential amount of this indemnity obligation at December 31, 2003, including interest and tax gross-up, is approximately $610 million. Furthermore, United States Steel under certain circumstances has indemnified the partnership for environmental obligations. The maximum potential amount of this indemnity obligation is not estimable.
(d)	The agreement between Centennial and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $50 million and $33 million at December 31, 2003 and 2002, respectively. In February 2003, Marathon’s ownership interest in Centennial increased from 33% to 50%. As a result of this modification to the Centennial catastrophic event guarantee, MAP recorded a $4 million obligation during 2003.
(e)	Marathon is a party to a long-term transportation services agreement with Alliance Pipeline L.P. (“Alliance”). The agreement requires Marathon to pay minimum annual charges of approximately $5 million through 2015. The payments are required even if the transportation facility is not utilized. As this contract has been used by Alliance to secure its financing, the arrangement qualifies as an indirect guarantee of indebtedness. This agreement runs through 2015 and has a maximum potential payout of $67 million and $70 million at December 31, 2003 and 2002, respectively. As a result of the Canadian sale discussed below, Husky Oil Operations Limited (“Husky”) has indemnified Marathon for any claims related to these guarantees.
(f)	Kenai Kachemak Pipeline LLC (“KKPL”) was organized in late 2002. Marathon is an equity investor in KKPL, holding a 60%, noncontrolling interest. In April 2003, Marathon guaranteed KKPL’s performance to properly construct, operate, maintain and abandon the pipeline in accordance with the Alaska Pipeline Act and the Right of Way Lease Agreement with the State of Alaska. The major obligations covered under the guarantee include maintaining the right-of-way, satisfying any liabilities caused by operation of the pipeline, and providing for the abandonment costs. Obligations that could arise under the guarantee would vary according to the circumstances triggering payment but the maximum potential payment is estimated at $15 million at Dec. 31, 2003.
(g)	Marathon has engaged in a general agreement of indemnity with a surety bond provider for the execution of all surety bonds and has executed certain of these bonds on behalf of Pilot Travel Centers LLC (“PTC”). In the event of a demand on a bond by an obligee, Marathon is required to repay the surety bond provider. The bonds issued have been placed mainly for tax liability, licenses for liquor and lottery, workers’ compensation self-insurance, utility services, and for underground storage tank financial responsibility. Most surety bonds carry a one-year term, renewable annually, though a few bonds are for longer than a year. Accordingly, the maximum potential payment associated with these bonds continues to decrease as more bonds are cancelled and replaced with PTC’s own surety bond provider. Should Marathon have to pay any amounts under the remaining surety bonds, the PTC LLC agreement provides that each partner will bear their proportionate share of any amounts paid. As of December 31, 2003 and 2002, the maximum potential amount of future payment under the guarantee is estimated to be $10 million and $43 million, respectively.
(h)	Marathon provides a guarantee of the residual value of certain leased corporate assets.
(i)	In conjunction with the sale of certain Canadian assets to Husky during 2003, Marathon guaranteed Husky with regards to unknown environmental obligations and inaccuracies in representations, warranties, covenants and agreements by Marathon. These indemnifications are part of the normal course of doing business and selling assets. Per the Purchase and Sale agreement, the maximum potential amount of future payments associated with these guarantees is $568 million.
(j)	During 2003 Marathon also sold certain assets associated with its interest in Globex Far East Pty, Ltd. Marathon indemnified the purchaser from unknown environmental liabilities and inaccuracies by Marathon in representations, warranties, covenants and agreements. The maximum potential amount of future payments under the guarantees of $16 million is specified in the Purchase and Sale agreement. The term of this guarantee is three years.
(k)	As discussed in Note 14, Marathon sold its interest in the Yates field and gathering system to Kinder Morgan. In accordance with this transaction, Marathon indemnified Kinder Morgan from inaccuracies in Marathon’s representations, warranties, covenants and agreement. There is not a specified term on these guarantees and the maximum potential amount of future cash payments is estimated at $228 million.
(l)	These leases contain terminal rental adjustment clauses which provide that MAP will indemnify the lessor to the extent that the proceeds from the sale of the asset at the end of the lease falls short of the specified minimum percent of original value.
(m)	$325 million represents guarantees made by MAP and $35 million represents the undrawn portion of revolving credit facilities.

Contract commitments – At December 31, 2003 and 2002, Marathon’s contract commitments to acquire property, plant and equipment totaled $565 million and $443 million, respectively.

Commitments to extend credit – In May 2002, Marathon signed a Participation Agreement with Syntroleum in connection with the ultra-clean fuels production and demonstration project sponsored by the U.S. Department of Energy. In connection with this project, Marathon agreed to provide funding pursuant to a $21 million secured promissory note between Marathon and Syntroleum. The promissory note will bear interest at a rate of 8% per year. The promissory note is secured by a mortgage and security agreement in the assets of the project. In the event of a default by Syntroleum, the mortgage and security agreement provides Marathon access for project completion. As of December 31, 2003, Marathon had advanced Syntroleum $21 million under this commitment.

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

29. Accounting Standards Not Yet Adopted

An issue currently on the EITF agenda, Issue No. 03-S “Applicability of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies,” will address how oil and gas companies should classify the costs of acquiring contractual mineral interests in oil and gas properties on the balance sheet. The EITF is considering an alternative interpretation of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” that mineral or drilling rights or leases, concessions or other interests representing the right to extract oil or gas should be classified as intangible assets rather than oil and gas properties. Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles. If a reclassification is ultimately required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.3 billion and $2.4 billion at December 31, 2003 and 2002. Should such a change be required, there would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Additional disclosures related to intangible assets would also be required.

Selected Quarterly Financial Data (Unaudited)

	2003				2002
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenues	$11,034	$10,253	$9,643	$10,033	$8,478	$8,397	$8,034	$6,386
Income from operations	353	658	526	547	370	360	467	173
Income from continuing operations	199	293	235	285	196	81	172	58
Income (loss) from discontinued operations	286	(12)	13	18	(2)	6	(4)	(4)
Income before cumulative effect of changes in accounting principle	485	281	248	303	194	87	168	54
Net income	485	281	248	307	194	87	168	67

Common Stock data:
Net income	485	281	248	307	194	87	168	67
– Per share – basic and diluted	1.57	.90	.80	.99	.62	.28	.54	.22
Dividends paid per share	.25	.25	.23	.23	.23	.23	.23	.23
Price range of Common Stock(a):
– Low	28.91	25.01	22.56	20.20	19.00	21.30	25.71	27.08
– High	33.37	29.42	27.00	24.04	23.05	26.65	29.82	30.02

(a)	Composite tape.

Principal Unconsolidated Investees (Unaudited)

Company	Country	December 31, 2003 Ownership		Activity

Alba Plant LLC	Cayman Islands	52	%(a)	Liquified Petroleum Gas
Atlantic Methanol Production Company, LLC	United States	45%		Methanol Production
Centennial Pipeline LLC	United States	50	%(b)	Pipeline & Storage Facility
Kenai Kachemak Pipeline, LLC	United States	60	%(a)	Natural Gas Transmission
Kenai LNG Corporation	United States	30%		Natural Gas Liquification
LLC JV Chernogorskoye	Russian Federation	22%		Oil and Gas Production
LOCAP LLC	United States	50	%(b)	Pipeline & Storage Facilities
LOOP LLC	United States	47	%(b)	Offshore Oil Port
Manta Ray Offshore Gathering Company, LLC	United States	24%		Natural Gas Transmission
Minnesota Pipe Line Company	United States	33	%(b)	Pipeline Facility
Nautilus Pipeline Company, LLC	United States	24%		Natural Gas Transmission
Odyssey Pipeline LLC	United States	29%		Pipeline Facility
Pilot Travel Centers LLC	United States	50	%(b)	Travel Centers
Poseidon Oil Pipeline Company, LLC	United States	28%		Crude Oil Transportation
Southcap Pipe Line Company	United States	22	%(b)	Crude Oil Transportation

(a)	Represents a noncontrolling interest.
(b)	Represents the ownership interest held by MAP.

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

The supplemental information for consolidated subsidiaries is disclosed by the following geographic areas: the United States; Europe, which primarily includes activities in the United Kingdom, Ireland and Norway; West Africa, which primarily includes activities in Angola, Equatorial Guinea and Gabon; and Other International, which includes activities in Nova Scotia, Russian Federation and other international locations outside of Europe and West Africa. Equity Investees include Marathon’s equity share of the oil and gas producing activities of companies that are accounted for by the equity method. This includes Alba Plant LLC, CLAM Petroleum B.V, Kenai Kachemak Pipeline, LLC, LLC JV Chernogorskoye and MKM Partners L.P. No oil or gas reserves are attributed to ownership in Alba Plant LLC or Kenai Kachemak Pipeline, LLC.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

(In millions) December 31	United States	Europe	West Africa	Other Int’l.	Continuing Operations	Discontinued Operations

2003(a)
Capitalized costs:
Proved properties	$6,158	$5,288	$1,147	$119	$12,712	$–
Unproved properties	615	301	326	268	1,510	–

Total	6,773	5,589	1,473	387	14,222	–

Accumulated depreciation, depletion and amortization
Proved properties	4,128	3,922	144	17	8,211	–
Unproved properties	37	–	9	–	46	–

Total	4,165	3,922	153	17	8,257	–

Net capitalized costs	$2,608	$1,667	$1,320	$370	$5,965	$–

2002
Capitalized costs:
Proved properties	$6,032	$5,116	$792	$41	$11,981	$769
Unproved properties	653	197	287	20	1,157	65

Total	6,685	5,313	1,079	61	13,138	834

Accumulated depreciation, depletion and amortization:
Proved properties	3,933	3,641	101	11	7,686	354
Unproved properties	34	1	9	–	44	2

Total	3,967	3,642	110	11	7,730	356

Net capitalized costs	$2,718	$1,671	$969	$50	$5,408	$478

Marathon’s share of equity investee’s net capitalized costs was $276 million and $574 million at December 31, 2003 and 2002, respectively. The decrease from 2003 primarily reflects the disposition of CLAM Petroleum B.V. and the dissolution of MKM Partners, L.P.

(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development(a)

(In millions)	United States	Europe	West Africa	Other Int’l.	Consolidated	Equity Investees	Continuing Operations	Discontinued Operations

2003
Property acquisition:
Proved	$1	$1	$–	$66	$68	$11	$79	$–
Unproved	5	3	1	244	253	–	253	–
Exploration	114	35	53	29	231	–	231	17
Development	266	148	352	33	799	114	913	26
Capitalized asset retirement costs(b)	9	47	3	14	73	–	73	–

2002
Property acquisition:
Proved	$–	$–	$341	$24	$365	$67	$432	$–
Unproved	2	105	294	2	403	92	495	–
Exploration	184	10	24	40	258	4	262	27
Development	273	100	126	1	500	41	541	39

2001
Property acquisition:
Proved	$231	$–	$–	$–	$231	$–	$231	$1
Unproved	395	24	69	3	491	–	491	19
Exploration	190	20	7	25	242	8	250	31
Development	356	205	3	–	564	19	583	49

(a)	Includes costs incurred whether capitalized or expensed.
(b)	Includes the effect of foreign currency fluctuations, and excludes $161 million cumulative effect of adopting SFAS No. 143.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

Results of Operations for Oil and Gas Producing Activities

(In millions)	United States	Europe	West Africa	Other Int’l.	Consolidated	Equity Investees	Total

2003: Revenues and other income:
Sales	$1,081	$662	$139	$43	$1,925	$86	$2,011
Transfers	1,120	20	127	24	1,291	–	1,291
Other income(a)	(88)	65	(1)	–	(24)	(16)	(40)

Total revenues	2,113	747	265	67	3,192	70	3,262
Expenses:
Production costs	(410)	(136)	(55)	(53)	(654)	(24)	(678)
Transportation costs(b)	(120)	(32)	(5)	(3)	(160)	(2)	(162)
Exploration expenses	(88)	(18)	(15)	(27)	(148)	–	(148)
Depreciation, depletion and amortization(c) (d)	(437)	(227)	(42)	(12)	(718)	(16)	(734)
Impairments	(3)	–	–	–	(3)	–	(3)
Administrative expenses	(43)	(17)	(4)	(36)	(100)	–	(100)

Total expenses	(1,101)	(430)	(121)	(131)	(1,783)	(42)	(1,825)
Other production-related income (losses)(e)	1	26	–	–	27	1	28

Results before income taxes(f)	1,013	343	144	(64)	1,436	29	1,465
Income taxes (credits)(g)	352	122	4	(27)	451	11	462

Results of continuing operations	$661	$221	$140	$(37)	$985	$18	$1,003
Results of discontinued operations	$–	$–	$–	$41	$41	$–	$41

2002: Revenues and other income:
Sales	$538	$720	$86	$10	$1,354	$115	$1,469
Transfers	1,210	34	128	–	1,372	–	1,372
Other income(a)	21	–	–	2	23	–	23

Total revenues	1,769	754	214	12	2,749	115	2,864
Expenses:
Production costs	(365)	(145)	(48)	(5)	(563)	(32)	(595)
Transportation costs(b)	(106)	(34)	(2)	–	(142)	(1)	(143)
Exploration expenses	(130)	(10)	(9)	(18)	(167)	–	(167)
Depreciation, depletion and amortization	(436)	(251)	(41)	(2)	(730)	(25)	(755)
Impairments	(13)	–	–	–	(13)	–	(13)
Administrative expenses	(41)	(29)	(2)	(38)	(110)	–	(110)
Contract settlement	(15)	–	–	–	(15)	–	(15)

Total expenses	(1,106)	(469)	(102)	(63)	(1,740)	(58)	(1,798)
Other production-related income (losses)(e)	1	(4)	–	–	(3)	1	(2)

Results before income taxes(f)	664	281	112	(51)	1,006	58	1,064
Income taxes (credits)(g)	237	87	36	(18)	342	20	362

Results of continuing operations	$427	$194	$76	$(33)	$664	$38	$702
Results of discontinued operations	$–	$–	$–	$(16)	$(16)	$–	$(16)

2001: Revenues and other income:
Sales	$871	$706	$8	$1	$1,586	$49	$1,635
Transfers	1,235	–	134	–	1,369	69	1,438
Other income(a)	68	–	–	–	68	–	68

Total revenues	2,174	706	142	1	3,023	118	3,141
Expenses:
Production costs	(349)	(114)	(26)	(2)	(491)	(34)	(525)
Transportation costs(b)	(97)	(52)	(1)	–	(150)	(1)	(151)
Exploration expenses	(90)	(8)	(5)	(26)	(129)	–	(129)
Depreciation, depletion and amortization	(458)	(272)	(35)	–	(765)	(13)	(778)
Impairments	–	–	–	(1)	(1)	–	(1)
Administrative expenses	(38)	(4)	(2)	(52)	(96)	–	(96)

Total expenses	(1,032)	(450)	(69)	(81)	(1,632)	(48)	(1,680)
Other production-related income (losses)(e)	3	(24)	–	–	(21)	1	(20)

Results before income taxes(f)	1,145	232	73	(80)	1,370	71	1,441
Income taxes (credits)(g)	389	69	26	(26)	458	25	483

Results of continuing operations	$756	$163	$47	$(54)	$912	$46	$958
Results of discontinued operations	$–	$–	$–	$(91)	$(91)	$–	$(91)

(a)	Includes net gains (losses) on asset dispositions and, in 2001, gain on lease resolution with U.S. Government.
(b)	Includes the cost to prepare and move liquid hydrocarbons and natural gas to their points of sale.
(c)	Excludes the cumulative effect on net income of the adoption of SFAS No. 143.
(d)	Includes accretion of interest on asset retirement obligations.
(e)	Includes revenues, net of associated costs, from third-party activities that are an integral part of Marathon’s production operations which may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
(f)	Includes items not allocated to the E&P segment and the results of using derivative instruments to manage commodity and foreign currency risks. Excludes corporate overhead, interest, currency gains and losses, non-operating items included in income from equity method investments and E&P segment items not related to oil and gas producing activities.
(g)	Computed by adjusting results before income taxes by permanent differences and multiplying the result by the 35% statutory rate and adjusting for applicable tax credits

Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

Results of Operations for Oil and Gas Producing Activities

The following reconciles results for oil and gas producing activities from continuing operations to E&P segment income:

(In millions)	2003	2002	2001

Results before income taxes	$1,465	$1,064	$1,441
Items excluded from results for oil and gas producing activities:
Marketing expenses and technology costs	(3)	(13)	(17)
Nonoperating items included in income from equity method investments	(9)	(6)	(11)
Other	(5)	2	(3)
Items not allocated to E&P segment income:
Gain on asset disposition	(85)	(24)	–
Contract settlement		15	–
Gain on offshore lease resolution with U.S. government	–	–	(59)
Loss on joint venture dissolution	124	–	–

E&P segment income	$1,487	$1,038	$1,351

Average Production Costs(a)

	United States	Europe	West Africa	Other Int’l.	Consolidated	Equity Investees	Continuing Operations

2003	$4.92	$4.35	$3.98	$14.56	$4.95	$8.37	$5.03
2002	4.17	4.03	3.81	14.95	3.90	6.92	4.22
2001	3.70	3.18	4.54	—	3.62	6.29	3.72

(a)	Computed using production costs, excluding transportation costs, as disclosed in the Results of Operations for Oil and Gas Activities and as defined by the Securities and Exchange Commission. Natural gas volumes were converted to barrels of oil equivalent (BOE) using a conversion factor of six mcf of natural gas to one barrel of oil.

Average Sales Prices

	United States	Europe	West Africa	Other Int’l.	Consolidated	Equity Investees	Continuing Operations	Discontinued Operations

(excluding derivative gains and losses)
2003: Liquid hydrocarbons (per bbl)	$26.92	$28.50	$26.29	$18.33	$26.72	$25.91	$26.70	$28.96
Natural gas (per mcf)(a)	4.53	3.32	.25	–	3.96	3.70	3.96	5.43

2002: Liquid hydrocarbons (per bbl)	$22.18	$24.40	$22.62	$26.98	$22.86	$24.59	$22.93	$23.29

Natural gas (per mcf)(a)	2.87	2.66	.24	–	2.69	3.05	2.70	3.30

2001: Liquid hydrocarbons (per bbl)	$20.62	$23.49	$24.36	$–	$21.65	$23.41	$21.73	$21.26

Natural gas (per mcf)(a)	3.69	2.77	–	–	3.43	3.39	3.42	4.17

(including derivative gains and losses)
2003: Liquid hydrocarbons (per bbl)	$26.09	$27.27	$26.29	$18.33	$25.96	$25.75	$25.96	$28.96

Natural gas (per mcf)(a)	4.31	2.63	.25	–	3.62	3.70	3.63	5.43

2002: Liquid hydrocarbons (per bbl)	$21.83	$24.53	$22.62	$26.98	$22.68	$24.59	$22.76	$23.39

Natural gas (per mcf)(a)	3.05	2.82	.24	–	2.84	3.05	2.84	3.30

2001: Liquid hydrocarbons (per bbl)	$21.00	$23.49	$24.36	$–	$21.90	$23.41	$21.97	$21.26

Natural gas (per mcf)(a)	3.92	2.77	–	–	3.59	3.39	3.59	4.17

(a)	Excludes the resale of purchased gas utilized in reservoir management.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

Estimated Quantities of Proved Oil and Gas Reserves

Marathon’s estimated net proved liquid hydrocarbon (oil, condensate, and natural gas liquids) and gas reserves and the changes thereto for the years 2003, 2002 and 2001 are shown in the following tables. Estimates of the proved reserves have been prepared by internal asset teams including reservoir engineers and geoscience professionals, except the estimated proved gas reserves for the U.S. Powder River Basin that are estimated by the independent petroleum consultants of Netherland, Sewell and Associates, Inc. Reserve estimates are periodically reviewed by the Corporate Reserves Group to assure that rigorous professional standards and the reserves definitions prescribed by the U.S. Securities and Exchange Commission (SEC) are consistently applied throughout the company.

Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are subject to changes, either positively or negatively, as additional information becomes available and contractual, economic and political conditions change.

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

(Millions of barrels)	United States	Europe	West(a) Africa	Other Int’l	Consolidated	Equity Investees	Continuing Operations	Discontinued Operations

Liquid Hydrocarbons
Proved developed and undeveloped reserves:
Beginning of year – 2001	458	108	23	–	589	–	589	128
Purchase of reserves in place(b)	8	–	–	–	8	–	8	–
Exchange of reserves in place(c)	(191)	–	–	–	(191)	191	–	–
Revisions of previous estimates	14	(3)	–	–	11	(3)	8	–
Improved recovery	13	–	–	–	13	–	13	–
Extensions, discoveries and other additions	12	–	–	–	12	–	12	1
Production	(46)	(17)	(6)	–	(69)	(4)	(73)	(4)
Sales of reserves in place(b)	–	–	–	–	–	–	–	(112)

End of year – 2001	268	88	17	–	373	184	557	13
Purchase of reserves in place(b)	–	–	107	3	110	–	110	–
Revisions of previous estimates	16	4	1	–	21	2	23	–
Improved recovery	2	–	–	–	2	–	2	–
Extensions, discoveries and other additions	4	3	87	–	94	–	94	–
Production	(42)	(19)	(9)	–	(70)	(3)	(73)	(2)
Sales of reserves in place(b)	(3)	–	–	–	(3)	–	(3)	(1)

End of year – 2002	245	76	203	3	527	183	710	10
Purchase of reserves in place(b)	–	–	–	64	64	2	66	–
Exchange of reserves in place(d)	173	–	–	–	173	(173)	–	–
Revisions of previous estimates	–	(4)	25	11	32	–	32	–
Improved recovery	4	–	–	4	8	–	8	–
Extensions, discoveries and other additions	10	2	–	14	26	–	26	–
Production	(39)	(15)	(10)	(4)	(68)	(2)	(70)	(1)
Sales of reserves in place(b)	(183)	–	–	(3)	(186)	(8)	(194)	(9)

End of year – 2003	210	59	218	89	576	2	578	–

Proved developed reserves:
Beginning of year – 2001	414	74	18	–	506	–	506	39
End of year – 2001	243	69	14	–	326	178	504	11
End of year – 2002	226	63	113	2	404	177	581	9
End of year – 2003	193	47	120	31	391	2	393	–

(a)	Consists of estimated reserves from properties governed by production sharing contracts.
(b)	The net positive or negative balance of proved reserves acquired or relinquished in property trades within the same geographic area is reported within purchases of reserves in place or sales of reserves in place, respectively.
(c)	Reserves represent the contribution of certain mineral interests to MKM Partners L.P., a joint venture accounted for under the equity method of accounting.
(d)	Reserves represent the transfer of certain mineral interests upon the dissolution of MKM Partners L.P.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) C O N T I N U E D

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(Billions of cubic feet)	United States	Europe	West(a) Africa	Consolidated	Equity Investees	Continuing Operations	Discontinued Operations

Natural Gas
Proved developed and undeveloped reserves:
Beginning of year – 2001	1,914	614	–	2,528	89	2,617	477
Purchase of reserves in place(b)	223	–	–	223	–	223	–
Revisions of previous estimates	(267)	(12)	–	(279)	(27)	(306)	3
Improved recovery	10	–	–	10	–	10	–
Extensions, discoveries and other additions	210	126	–	336	–	336	48
Production(c)	(289)	(113)	–	(402)	(11)	(413)	(45)
Sales of reserves in place(b)	(8)	–	–	(8)	–	(8)	(84)

End of year – 2001	1,793	615	–	2,408	51	2,459	399
Purchase of reserves in place(b)	–	–	571	571	–	571	9
Revisions of previous estimates	48	4	–	52	3	55	(20)
Improved recovery	–	–	–	–	–	–	–
Extensions, discoveries and other additions	156	46	101	303	14	317	32
Production(c)	(272)	(103)	(19)	(394)	(9)	(403)	(38)
Sales of reserves in place(b)	(1)	–	–	(1)	–	(1)	(3)

End of year – 2002	1,724	562	653	2,939	59	2,998	379
Purchase of reserves in place(b)	7	–	–	7	–	7	–
Revisions of previous estimates	20	(7)	36	49	1	50	–
Improved recovery	–	–	–	–	–	–	–
Extensions, discoveries and other additions	161	24	–	185	–	185	8
Production(c)	(267)	(95)	(24)	(386)	(5)	(391)	(27)
Sales of reserves in place(b)	(10)	–	–	(10)	(55)	(65)	(360)

End of year – 2003	1,635	484	665	2,784	–	2,784	–

Proved developed reserves:
Beginning of year – 2001	1,421	563	–	1,984	52	2,036	381
End of year – 2001	1,308	473	–	1,781	32	1,813	308
End of year – 2002	1,206	408	552	2,166	36	2,202	290
End of year – 2003	1,067	421	528	2,016	–	2,016	–

(a)	Consists of estimated reserves from properties governed by production sharing contracts.
(b)	The net positive or negative balance of proved reserves acquired or relinquished in property trades within the same geographic area is reported within purchases of reserves in place or sales of reserves in place, respectively.
(c)	Excludes the resale of purchased gas utilized in reservoir management.

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

Future development and production, transportation and administrative costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

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

Supplementary Information on Oil and Gas Producing Activities (Unaudited) C O N T I N U E D

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (continued)

(In millions)	United States	Europe	West Africa	Other Int’l.	Consolidated	Equity Investees	Total

December 31, 2003:
Future cash inflows	$13,331	$3,955	$4,471	$1,593	$23,350	$35	$23,385
Future production, transportation and administrative costs	(4,919)	(1,050)	(1,161)	(827)	(7,957)	(19)	(7,976)
Future development costs	(758)	(435)	(175)	(229)	(1,597)	(1)	(1,598)
Future income tax expenses	(2,612)	(870)	(780)	(163)	(4,425)	(5)	(4,430)

Future net cash flows	5,042	1,600	2,355	374	9,371	10	9,381
10% annual discount for estimated timing of cash flows	(1,789)	(301)	(1,112)	(168)	(3,370)	(2)	(3,372)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves(a)	$3,253	$1,299	$1,243	$206	$6,001	$8	$6,009

December 31, 2002:
Future cash inflows	$12,994	$4,256	$4,136	$83	$21,469	$5,652	$27,121
Future production, transportation and administrative costs	(5,103)	(1,218)	(1,097)	(30)	(7,448)	(1,465)	(8,913)
Future development costs	(650)	(351)	(324)	(4)	(1,329)	(333)	(1,662)
Future income tax expenses	(2,440)	(989)	(753)	(27)	(4,209)	(1,150)	(5,359)

Future net cash flows	4,801	1,698	1,962	22	8,483	2,704	11,187
10% annual discount for estimated timing of cash flows	(1,639)	(444)	(954)	(5)	(3,042)	(2,212)	(5,254)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves(a)	$3,162	$1,254	$1,008	$17	$5,441	$492	$5,933
Standardized measure of discounted future net cash flows relating to discontinued operations	$–	$–	$–	$384	$384	$–	$384

December 31, 2001:
Future cash inflows	$8,210	$3,601	$307	$–	$12,118	$3,456	$15,574
Future production, transportation and administrative costs	(2,848)	(1,407)	(111)	–	(4,366)	(1,198)	(5,564)
Future development costs	(661)	(364)	(40)	–	(1,065)	(178)	(1,243)
Future income tax expenses	(1,480)	(572)	(51)	–	(2,103)	(468)	(2,571)

Future net cash flows	3,221	1,258	105	–	4,584	1,612	6,196
10% annual discount for estimated timing of cash flows	(1,086)	(267)	(15)	–	(1,368)	(1,400)	(2,768)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves(a)	$2,135	$991	$90	$–	$3,216	$212	$3,428
Standardized measure of discounted future net cash flows relating to discontinued operations	$–	$–	$–	$172	$172	$–	$172

(a)	Excludes $(26) million, $(5) million and $59 million of discounted future net cash flows from the effects of hedging transactions for 2003, 2002 and 2001, respectively.

Supplementary Information on Oil and Gas Producing Activities (Unaudited) C O N T I N U E D

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Consolidated			Equity Investees			Total
(In millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Sales and transfers of oil and gas produced, net of production, transportation, and administrative costs	$(2,487)	$(1,983)	$(2,274)	$(49)	$(75)	$(84)	$(2,536)	$(2,058)	$(2,358)
Net changes in prices and production, transportation and administrative costs related to future production	1,178	2,795	(7,281)	–	348	(130)	1,178	3,143	(7,411)
Extensions, discoveries and improved recovery, less related costs	618	1,032	592	–	15	–	618	1,047	592
Development costs incurred during the period	802	499	564	20	33	19	822	532	583
Changes in estimated future development costs	(478)	(297)	(346)	10	(89)	(15)	(468)	(386)	(361)
Revisions of previous quantity estimates	348	311	(236)	–	11	(39)	348	322	(275)
Net changes in purchases and sales of minerals in place	(531)	737	173	(97)	–	–	(628)	737	173
Net change in exchanges of minerals in place	403	–	(357)	(403)	–	357	–	–	–
Accretion of discount	807	417	1,081	6	25	57	813	442	1,138
Net change in income taxes	65	(1,288)	2,501	29	(152)	123	94	(1,440)	2,624
Timing and other	(165)	2	45	–	164	(144)	(165)	166	(99)

Net change for the year	560	2,225	(5,538)	(484)	280	144	76	2,505	(5,394)
Beginning of year	5,441	3,216	8,754	492	212	68	5,933	3,428	8,822

End of year	$6,001	$5,441	$3,216	$8	$492	$212	$6,009	$5,933	$3,428
Net change for the year from discontinued operations	$(384)	$212	$(1,280)	$–	$–	$–	$(384)	$212	$(1,280)

Five-Year Operating Summary

	2003	2002	2001	2000	1999

Net Liquid Hydrocarbon Production (thousands of barrels per day) (a)
United States (by business unit)
Northern	26	28	29	30	28
Southern	81	89	98	101	117

Total United States	107	117	127	131	145

International
Australia	1	1	–	–	–
Egypt	–	–	–	1	5
Equatorial Guinea	12	8	–	–	–
Gabon	15	17	16	16	9
Norway	1	1	–	–	–
United Kingdom	40	51	46	29	31
Russian Federation	9	–	–	–	–

Total International	78	78	62	46	45

Consolidated	185	195	189	177	190
Equity investee	6	8	9	11	1

Total Continuing Operations	191	203	198	188	191
Discontinued Operations	3	4	11	19	17

Worldwide Total	194	207	209	207	208
Natural gas liquids included in above	18	20	19	22	19

Net Natural Gas Production (millions of cubic feet per day)(a)
United States (by business unit)
Northern	392	405	397	363	341
Southern	340	340	396	368	414

Total United States	732	745	793	731	755

International
Egypt	–	–	–	–	13
Equatorial Guinea	66	53	–	–	–
Ireland	62	81	79	115	132
Norway	16	15	5	–	26
United Kingdom – equity	184	203	234	212	168
– other(b)	23	4	8	11	16

Total International	351	356	326	338	355

Consolidated	1,083	1,101	1,119	1,069	1,110
Equity investee	13	25	31	29	36

Total Continuing Operations	1,096	1,126	1,150	1,098	1,146
Discontinued Operations	74	104	123	143	150

Worldwide Total	1,170	1,230	1,273	1,241	1,296

Average Sales Prices(c)
Liquid Hydrocarbons (dollars per barrel)
United States	$26.92	$22.18	$20.62	$25.55	$16.01
International	26.45	23.86	23.74	27.72	17.43
Consolidated	26.72	22.86	21.65	26.12	16.35
Equity investee	25.91	24.59	23.41	29.64	22.46
Total Continuing Operations	26.70	22.93	21.73	26.32	16.38
Discontinued Operations	28.96	23.29	21.26	24.28	16.23
Worldwide	26.73	22.94	21.71	26.14	16.37
Natural Gas (dollars per thousand cubic feet)
United States	$4.53	$2.87	$3.69	$3.49	$2.07
International	2.77	2.30	2.78	2.57	2.04
Consolidated	3.96	2.69	3.42	3.20	2.06
Equity investee	3.70	3.05	3.39	2.75	1.87
Total Continuing Operations	3.95	2.70	3.42	3.18	2.05
Discontinued Operations	5.43	3.30	4.17	3.89	2.35
Worldwide	4.05	2.75	3.49	3.27	2.09

Net Proved Reserves at year-end (developed and undeveloped)
Liquid Hydrocarbons (millions of barrels)
United States	210	245	268	458	520
International	366	292	118	259	277

Consolidated	576	537	386	717	797
Equity investee	2	183	184	–	77

Total	578	720	570	717	874
Developed reserves as % of total net reserves	68%	82%	90%	76%	81%

Natural Gas (billions of cubic feet)
United States	1,635	1,724	1,793	1,914	2,057
International	1,149	1,594	1,014	1,091	1,607

Consolidated	2,784	3,318	2,807	3,005	3,664
Equity investee	–	59	51	89	123

Total	2,784	3,377	2,858	3,094	3,787
Developed reserves as % of total net reserves	72%	74%	74%	78%	75%

(a)	Amounts reflect production after royalties, excluding the UK, Ireland and the Netherlands where amounts are shown before royalties.
(b)	Represents gas acquired for injection and subsequent resale.
(c)	Prices exclude derivative gains and losses.

Five-Year Operating Summary CONTINUED

	2003(a)	2002(a)	2001(a)	2000(a)	1999(a )

Refinery Operations (thousands of barrels per day)
In-use crude oil capacity at year-end	935	935	935	935	935
Refinery runs – crude oil refined	917	906	929	900	888
– other charge and blend stocks	138	148	143	141	139
In-use crude oil capacity utilization rate	98%	97%	99%	96%	95%

Source of Crude Processed (thousands of barrels per day)
United States	422	433	403	400	349
Canada	122	114	115	102	92
Middle East and Africa	266	232	347	346	363
Other International	107	127	64	52	84

Total	917	906	929	900	888

Refined Product Yields (thousands of barrels per day)
Gasoline	567	581	581	552	566
Distillates	284	285	286	278	261
Propane	21	21	22	20	22
Feedstocks and special products	93	80	69	74	66
Heavy fuel oil	24	20	39	43	43
Asphalt	72	72	76	74	69

Total	1,061	1,059	1,073	1,041	1,027

Refined Product Sales Volumes (thousands of barrels per day)(b)
Gasoline	776	773	748	746	714
Distillates	365	346	345	352	331
Propane	21	22	21	21	23
Feedstocks and special products	97	82	71	69	66
Heavy fuel oil	24	20	41	43	43
Asphalt	74	75	78	75	74

Total	1,357	1,318	1,304	1,306	1,251
Matching buy/sell volumes included in above	64	71	45	52	45

Refined Products Sales Volumes by Class of Trade (as a % of total sales volumes)
Wholesale & Spot market – independent private-brand
– marketers and consumers	71%	69%	66%	65%	66%
Marathon and Ashland brand jobbers and dealers	13	13	13	12	11
Speedway SuperAmerica retail outlets	16	18	21	23	23

Total	100%	100%	100%	100%	100%

Refined Products (dollars per barrel)
Average sales price	$38.55	$32.26	$34.54	$38.24	$24.59
Average cost of crude oil throughput	29.77	25.41	23.47	29.07	18.66

Refining and Wholesale Marketing Margin (dollars per gallon)(c)	$.0601	$.0387	$.1167	$.0788	$.0353

Refined Product Marketing Outlets at year-end
MAP operated terminals	88	86	87	89	91
Retail – Marathon and Ashland brand	3,885	3,822	3,800	3,728	3,482
– Speedway SuperAmerica(d)	1,775	2,006	2,104	2,148	2,346

Speedway SuperAmerica(d)
Gasoline & distillates sales (millions of gallons)	3,332	3,604	3,572	3,732	3,610
Gasoline & distillates gross margin (dollars per gallon)	$.1229	$.1007	$.1206	$.1261	$.1274
Merchandise sales (millions)	$2,244	$2,380	$2,253	$2,160	$1,917
Merchandise gross margin (millions)	$555	$576	$527	$510	$500

Petroleum Inventories at year-end (thousands of barrels)
Crude oil, raw materials and natural gas liquids	31,862	32,600	32,741	33,884	34,470
Refined products	37,650	37,729	36,310	34,386	32,853

Pipelines (miles of common carrier pipelines)(e)
Crude Oil – gathering lines	68	200	271	419	557
– trunklines	4,105	4,459	4,511	4,623	4,720
Products – trunklines	3,861	3,732	2,847	2,834	2,856

Total	8,034	8,391	7,629	7,876	8,133

Pipeline Barrels Handled (millions)(f)
Crude Oil – gathering lines	12.7	14.1	16.3	22.7	30.4
– trunklines	583.3	575.7	570.6	563.6	545.7
Products – trunklines	371.3	367.6	345.6	329.7	331.9

Total	967.3	957.4	932.5	916.0	908.0

River Operations
Barges– owned/leased	155	150	156	158	169
Boats– owned/leased	7	7	8	7	8

(a)	Statistics include 100% of MAP.
(b)	Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.
(c)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(d)	Excludes travel centers contributed to Pilot Travel Centers LLC. Periods prior to September 1, 2001 have been restated.
(e)	Pipelines for downstream operations also include non-common carrier, leased and equity investees.
(f)	Pipeline barrels handled on owned common carrier pipelines, excluding equity investees.

Five-Year Selected Financial Data

(Dollars in millions, except as noted)	2003	2002	2001	2000	1999

Revenues and Other Income
Revenues by product:
Refined products	$24,092	$19,729	$20,841	$22,513	$15,143
Merchandise	2,395	2,521	2,506	2,441	2,194
Liquid hydrocarbons	10,500	6,517	6,502	6,697	4,490
Natural gas	3,796	2,362	2,801	2,317	1,344
Transportation and other products	180	166	146	151	187

Total revenues	40,963	31,295	32,796	34,119	23,358
Gain (loss) on ownership change in MAP	(1)	12	(6)	12	17
Other(a)	272	248	272	(645)	92

Total revenues and other income	$41,234	$31,555	$33,062	$33,486	$23,467

Income From Operations
Exploration and production
Domestic	$1,128	$687	$1,122	$1,110	$494
International	359	351	229	305	95

E&P segment income	1,487	1,038	1,351	1,415	589
Refining, marketing and transportation	770	356	1,914	1,273	611
Other energy related businesses	73	78	62	43	61

Segment income	2,330	1,472	3,327	2,731	1,261
Items not allocated to segments:
Administrative expenses	(227)	(194)	(187)	(154)	(120)
Gain (loss) on disposal of assets	106	24	–	124	–
Joint venture formation charges	–	–	–	(931)	–
Inventory market valuation adjustments	–	71	(71)	–	551
Gain (loss) on ownership change in MAP	(1)	12	(6)	12	17
Int’l. & domestic oil & gas impairments & gas contract settlement	–	–	–	(5)	(16)
Loss on dissolution of MKM Partners L.P.	(124)	–	–	–	–
Other items	–	(15)	45	(70)	(21)

Income from operations	2,084	1,370	3,108	1,707	1,672
Minority interest in income of MAP	302	173	704	498	447
Net interest and other financing costs	186	321	172	238	285
Provision for income taxes	584	369	827	536	319

Income From Continuing Operations	$1,012	$507	$1,405	$435	$621
Per common share – basic (in dollars)	3.26	1.63	4.54	1.40	2.00
– diluted (in dollars)	3.26	1.63	4.54	1.40	2.00
Net Income	1,321	516	377	432	654
Per common share – basic (in dollars)	4.26	1.66	1.22	1.39	2.11
– diluted (in dollars)	4.26	1.66	1.22	1.39	2.11

Balance Sheet Position at year-end
Current assets	$6,040	$4,479	4,411	$4,985	$4,081
Net investment in United States Steel	–	–	–	1,919	2,056
Net property, plant and equipment	10,830	10,390	9,552	9,346	10,261
Total assets	19,482	17,812	16,129	17,151	17,730
Short-term debt	272	161	215	228	48
Other current liabilities	3,935	3,498	3,253	3,784	3,096
Long-term debt	4,085	4,410	3,432	1,937	3,320
Minority interest in MAP	2,011	1,971	1,963	1,840	1,753
Common stockholders’ equity	6,075	5,082	4,940	6,764	6,856

Cash Flow Data—Continuing Operations
Net cash from operating activities	$2,678	$2,336	$2,749	$2,947	$1,891
Capital expenditures	1,892	1,520	1,533	1,296	1,255
Disposal of assets	644	146	83	550	371
Dividends paid	298	285	284	274	257
Dividends paid per share	.96	.92	.92	.88	.84

Employee Data
Marathon:
Total employment costs	$1,560	$1,481	$1,498	$1,474	$1,421
Average number of employees	27,677	28,237	30,791	31,515	33,086
Number of pensioners at year-end	3,291	3,122	3,105	3,255	3,402
Speedway SuperAmerica LLC: (Included in Marathon totals)
Total employment costs	$464	$480	$496	$489	$452
Average number of employees	17,911	18,943	21,449	21,649	22,801
Number of pensioners at year-end	234	214	205	211	209

Stockholder Data at year-end
Number of common shares outstanding (in millions)	310.4	309.9	309.4	308.3	311.8
Registered shareholders (in thousands)	61.9	66.4	69.7	65.0	71.4
Market price of common stock	$33.09	$21.29	$30.00	$27.75	$24.69

(a)	Includes income from equity method investments, net gains (losses) on disposal of assets and other income.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) was carried out under the supervision and with the participation of Marathon’s management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, and that there were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Internal Controls

As of the end of the period covered by this report, Marathon’s management, along with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Marathon’s internal controls over financial reporting. Based on that evaluation, there have been no significant changes in such internal controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Marathon believes that its existing financial and operational controls and procedures are adequate.

Marathon reviews and modifies its financial and operational controls on an ongoing basis to ensure that those controls are adequate to address changes in its business as it evolves. Marathon believes that its existing financial and operational controls and procedures are adequate.

PART III

Item 10. Directors and Executive Officers of The Registrant

Information concerning the directors of Marathon required by this item is incorporated by reference to the material appearing under the heading “Election of Directors” in Marathon’s Proxy Statement dated March 8, 2004, for the 2004 Annual Meeting of stockholders.

Marathon’s Board of Directors has established the Audit Committee and determined our “Audit Committee Financial Expert.” The information required to be disclosed is incorporated by reference to the material appearing under the sub-heading “Audit Committee” located under the heading “The Board of Directors and Governance Matters” in Marathon’s Proxy Statement dated March 8, 2004, for the 2004 Annual Meeting of Stockholders.

Marathon has adopted a Code of Ethics for Senior Financial Officers. It is available on our website at www.marathon.com/Code_Ethics_Sr_Finan_Off/.

Executive Officers of the Registrant

The executive officers of Marathon or its subsidiaries and their ages as of February 1, 2004, are as follows:

Albert G. Adkins	56	Vice President, Accounting and Controller
Philip G. Behrman	53	Senior Vice President, Worldwide Exploration
Clarence P. Cazalot, Jr	53	President and Chief Executive Officer, and Director
Janet F. Clark	49	Senior Vice President and Chief Financial Officer
Steven B. Hinchman	45	Senior Vice President, Worldwide Production
Jerry Howard	55	Senior Vice President, Corporate Affairs
Alard Kaplan	53	Vice President, Major Projects
Steve J. Lowden	44	Senior Vice President, Business Development/Integrated Gas
Kenneth L. Matheny	56	Vice President, Investor Relations and Public Affairs
Paul C. Reinbolt	48	Vice President, Finance and Treasurer
William F. Schwind, Jr.	59	Vice President, General Counsel and Secretary

With the exception of Mr. Cazalot, Mr. Behrman, Ms. Clark, Mr. Kaplan and Mr. Lowden mentioned above, all of the executive officers have held responsible management or professional positions with Marathon or its subsidiaries for more than the past five years.

Mr. Cazalot joined Marathon Oil Company as president in March 2000. In January of 2002, he was appointed president and chief executive officer of Marathon Oil Corporation. Prior to joining Marathon, Mr. Cazalot served from 1999 to 2000 as vice president of Texaco Inc. and president of Texaco’s worldwide production operations.

Prior to joining Marathon in September 2000, Mr. Behrman served from 1996 as exploration manager for Vastar Resources Inc.’s Gulf of Mexico deepwater division. During 2000, Mr. Behrman assumed the additional responsibilities of acting-vice president of exploration and land.

Ms. Clark joined Marathon in January 2004 as senior vice president and chief financial officer. Prior to joining Marathon, she was employed by Nuevo Energy Company from 2001 to December 2003, with her most recent position as senior vice president and chief financial officer. Prior to her employment with Nuevo Energy Company, Ms. Clark served as executive vice president of corporate development and administration for Santa Fe Snyder Corporation.

Mr. Kaplan joined Marathon in December 2003 as vice president, major projects. Prior to joining Marathon, he was employed by Foster Wheeler Corporation since 2001, with his most recent position as director of LNG for Foster Wheeler’s Houston office. Prior thereto and since 1995, he served Triton Energy Ltd. (merged with Amerada Hess Corporation) as technical manager for the Thai-Malaysian development and as project manager for the Ceiba field FPSO development, offshore Equatorial Guinea.

Prior to joining Marathon Oil Company in December 2000, Mr. Lowden was employed by Premier Oil plc since 1987, with his most recent position as director of commercial and business development responsible for international business.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation and Other Information” in Marathon’s Proxy Statement dated March 8, 2004, for the 2004 Annual Meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the material appearing under the headings, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in Marathon’s Proxy Statement dated March 8, 2004, for the 2004 Annual Meeting of stockholders.

The following table provides information as of December 31, 2003, with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	9,007,861	(1)	$28.33	18,249,939	(2)
Equity compensation plans not approved by stockholders(3)	57,243	(4)	N/A	–
Total	9,065,104	(1)	$28.33	18,249,939	(2)

(1)	This number includes 1,715,200 stock options outstanding under the 2003 Incentive Compensation Plan (the “Incentive Plan”) and 7,291,180 stock options outstanding under the 1990 Stock Plan. This number also includes 1,481 phantom shares that have been credited to non-employee directors pursuant to the non-employee director deferred compensation program established under the Incentive Plan. When a non-employee director leaves the Board, he or she will be issued actual shares of Marathon common stock in place of the phantom shares. The weighted-average exercise price shown in column (b) does not take these phantom shares into account.
(2)	This number includes shares available for issuance under the Incentive Plan and the 1990 Stock Plan as of December 31, 2003. Under the Incentive Plan, 18,027,399 shares remain available for issuance, of which no more than 8,242,599 shares may be issued for awards other than stock options or stock appreciation rights. In addition, shares related to grants that are forfeited, terminated, cancelled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant shall immediately become available for issuance. Under the 1990 Stock Plan, 222,540 shares remain available for issuance, all of which may be issued in the form of performance shares. The shares available under the 1990 Stock Plan will be granted to certain officers only if the Company exceeds targeted performance levels.
(3)	This row reflects awards made under the Deferred Compensation Plan for Non-Employee Directors prior to April 30, 2003. Since that date, all stock-related awards have been made under the Incentive Plan. No new stock-related grants will be made under the Deferred Compensation Plan for Non-Employee Directors.
(4)	This number represents phantom shares that were awarded to non-employee directors under the Deferred Compensation Plan for Non-Employee Directors prior to April 30, 2003. When a non-employee director leaves the Board, he or she will be issued actual shares of Marathon common stock in place of the phantom shares.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Party Transactions” in Marathon’s Proxy Statement dated March 8, 2004, for the 2004 Annual Meeting of stockholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the material appearing under the heading “Information Regarding the Independent Public Auditor’s Fees, Services and Independence” in Marathon’s Proxy Statement dated March 8, 2004, for the 2004 Annual Meeting of stockholders.

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

Schedule II—Valuation and Qualifying Accounts is provided on page 66.

3. Lists of Exhibits:

Exhibit No.

2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)	Holding Company Reorganization Agreement, dated as of July 1, 2001, by and among USX Corporation, USX Holdco, Inc. and United States Steel LLC.	Incorporated by reference to Exhibit 2.1 to USX Corporation’s Form 8-K dated July 2, 2001 (filed July 2, 2001).

(b)	Agreement and Plan of Reorganization, dated as of July 31, 2001, by and between USX Corporation and United States Steel LLC.	Incorporated by reference to Exhibit 2.1 to USX Corporation’s Registration Statement on Form S-4 filed September 7, 2001 (Registration. No. 333-69090).

3. Articles of Incorporation and Bylaws

(a)	Restated Certificate of Incorporation of Marathon Oil Corporation.	Incorporated by reference to Exhibit 3(a) to Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2001.

(b)	By-laws of Marathon Oil Corporation.	Incorporated by reference to Exhibit 3(b) to Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2002.

4. Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Five Year Credit Agreement dated as of November 30, 2000.	Incorporated by reference to Exhibit 4(a) to USX Corporation’s Form 10-K for the year ended December 31, 2000.

(b)	Rights Agreement between USX Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of September 28, 1999.	Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 2 to Marathon Oil Corporation’s Registration Statement on Form S-3 filed on February 6, 2002 (Registration No. 333-88797).

(c)	First Amendment to Rights Agreement between USX Corporation, USX Holdco, Inc. (to be renamed USX Corporation), and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C), as Rights Agent, dated as of July 2, 2001.	Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 2 to Marathon Oil Corporation’s Registration Statement on Form S-3 filed on February 6, 2002 (Registration No. 333-88797).

(d)	Second Amendment to Rights Agreement between USX Corporation (to be renamed Marathon Oil Corporation) and National City Bank, as Rights Agent, dated as of December 31, 2001.	Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 2 to Marathon Oil Corporation’s Registration Statement on Form S-3 filed on February 6, 2002 (Registration No. 333-88797).

(e)	Third Amendment to Rights Agreement between Marathon Oil Corporation and National City Bank, as Rights Agent, dated as of January 29, 2003.	Incorporated by reference to Exhibit 4.4 to Marathon Oil Corporation’s Form 8-K dated January 29, 2003 (filed January 31, 2003).

(f)	Senior Indenture dated February 26, 2002 between Marathon Oil Corporation and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.1 to Marathon Oil Corporation’s Form 8-K dated February 27, 2002 (filed February 27, 2002).

(g)	Senior Indenture dated June 14, 2002 among Marathon Global Funding Corporation, Issuer, Marathon Oil Corporation, Guarantor, and JPMorgan Chase Bank, Trustee.	Incorporated by reference to Exhibit 4.1 to Marathon Oil Corporation’s Form 8-K dated June 18, 2002 (filed June 21, 2002).

(h)	Senior Supplemental Indenture No. 1 dated as of September 5, 2003 among Marathon Global Funding Corporation, Issuer, Marathon Oil Corporation, Guarantor and JPMorgan Chase Bank, Trustee to the Indenture dated as of June 14, 2002.	Incorporated by reference to Exhibit 4.1 to Marathon Oil Corporation’s Form 10-Q for the quarter ended September 30, 2003.

(i)	Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon. Marathon hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

10. Material Contracts

(a)	Marathon Oil Corporation 2003 Incentive Compensation Plan, Effective January 1, 2003.	Incorporated by reference to Appendix C to Marathon Oil Corporation’s Definitive Proxy Statement on Schedule 14A filed March 10, 2003.

(b)	Marathon Oil Corporation 1990 Stock Plan, As Amended and Restated Effective January 1, 2002.	Incorporated by reference to Exhibit 10(a) to Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2001.

(c)	Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2002.	Incorporated by reference to Exhibit 10.1 to Marathon Oil Corporation’s Amendment No. 1 to Form 10-Q/A for the quarter ended September 30, 2002.

(d)	Form of Change of Control Agreement between USX Corporation and Various Officers.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to USX Corporation’s Registration Statement on Form S-4 filed September 20, 2001 (Registration No. 333-69090).

(e)	Completion and Retention Agreement, dated as of August 8, 2001, among USX Corporation, United States Steel LLC and Thomas J. Usher.	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to USX Corporation’s Registration Statement on Form S-4 filed September 20, 2001 (Registration No. 333-69090).

(f)	Amendment No. 1 to the Completion and Retention Agreement dated January 29, 2003, effective January 1, 2003, among Marathon Oil Corporation, United States Steel Corporation and Thomas J. Usher.	Incorporated by reference to Exhibit 10(i) to Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2002.

(g)	Letter Agreement relating to restricted stock under Marathon Oil Corporation’s 1990 Stock Plan, dated December 6, 2002, between Marathon Oil Corporation and Thomas J. Usher.	Incorporated by reference to Exhibit 10(j) to Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2002.

(h)	Agreement between Marathon Oil Company and Clarence P. Cazalot, Jr., executed February 28, 2000.	Filed herewith.

(i)	Letter Agreement between Marathon Oil Company and Janet F. Clark, executed December 9, 2003.	Filed herewith.

(j)	Letter Agreement between Marathon Oil Company and Steven J. Lowden, executed September 17, 2000.	Incorporated by reference to Exhibit 10(k) to Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2001.

(k)	Letter Agreement between Marathon Oil Company and Philip G. Behrman, executed September 19, 2000.	Incorporated by reference to Exhibit 10(l) to Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2001.

(l)	Letter Agreement between USX Corporation and John T. Mills, executed September 25, 2000.	Incorporated by reference to Exhibit 10(m) to Marathon Oil Corporation’s Form 10-K for the year ended December 31, 2001.

(m)	Consulting Services Agreement between Marathon Oil Corporation and John T. Mills, executed January 5, 2004.	Filed herewith.

(n)	Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC, dated as of December 31, 1998.	Filed herewith.

(o)	Put/Call, Registration rights and Standstill Agreement dated as of January 1, 1998 among Marathon Oil Company, USX Corporation, Ashland Inc. and Marathon Ashland petroleum LLC.	Filed herewith.

(p)	Amendment No. 1 dated as of December 31, 1998 to Put/Call, Registration Rights and Standstill Agreement of Marathon Ashland Petroleum LLC dated as of January 1, 1998.	Filed herewith.

(q)	Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001.	Incorporated by reference to Exhibit 99.3 to Marathon Oil Corporation’s Form 8-K dated December 31, 2001 (filed January 3, 2002).

(r)	Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel LLC (converted into United States Steel Corporation) dated December 31, 2001.	Incorporated by reference to Exhibit 99.5 to Marathon Oil Corporation’s Form 8-K dated December 31, 2001 (filed January 3, 2002).

(s)	Insurance Assistance Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001.	Incorporated by reference to Exhibit 99.6 to Marathon Oil Corporation’s Form 8-K dated December 31, 2001 (filed January 3, 2002).

(t)	License Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001.	Incorporated by reference to Exhibit 99.7 to Marathon Oil Corporation’s Form 8-K dated December 31, 2001 (filed January 3, 2002).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

14.	Code of Ethics for Senior Financial Officers

21.	List of Significant Subsidiaries

23.	Consent of Independent Accountants

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K

Form 8-K dated October 23, 2003 (filed October 23, 2003), reporting under Item 12. Disclosure of Results of Operations and Financial Condition, that Marathon Oil Corporation is furnishing information for the October 23, 2003 press release titled “Marathon Oil Corporation Reports Third Quarter 2003 Results.”

Form 8-K dated December 4, 2003 (filed December 4, 2003), reporting under Item 9. Regulation FD Disclosure, that Marathon Oil Corporation is furnishing information for the December 4, 2003 press release titled “Marathon Appoints Janet F. Clark as Senior Vice President and Chief Financial Officer.”

Form 8-K dated January 27, 2004 (filed January 27, 2004), reporting under Item 12. Disclosure of Results of Operations and Financial Condition, that Marathon Oil Corporation is furnishing information for the January 27, 2004 press release titled “Marathon Oil Corporation Reports Fourth Quarter and Year End 2003 Results.”

Report of Independent Auditors on

Financial Statement Schedule

To the Stockholders of Marathon Oil Corporation:

Our audit of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report of Marathon Oil Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas

February 25, 2004

Marathon Oil Corporation

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

		Additions
(In millions)	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts		Deductions(a)	Balance at End of Period

Year ended December 31, 2003
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts current	$6	$10	$–		$11	$5
Allowance for doubtful accounts noncurrent	14	2	–		6	10
Tax valuation allowances:
Federal	–	–	67	(b)	–	67
State	78	–	–		5	73
Foreign	404	–	57	(c)	25	436
Year ended December 31, 2002
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts current	$4	$13	$–		$11	$6
Allowance for doubtful accounts noncurrent	4	10	–		–	14
Inventory market valuation reserve	72	–	–		72	–
Tax valuation allowances:
State	76	–	2	(c)	–	78
Foreign	285	–	119	(c)	–	404
Year ended December 31, 2001
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts current	$3	$21	$–		$20	$4
Allowance for doubtful accounts noncurrent	–	4	–		–	4
Inventory market valuation reserve	–	72	–		–	72
Tax valuation allowances:
State	16	7	53	(d)	–	76
Foreign	252	–	43	(c)	10	285

(a)	Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries. Deductions in the inventory market valuation reserve reflect increases in market prices and inventory turnover, resulting in noncash credits to costs and expenses. Deductions in the state tax valuation allowance is due to expiring net operating losses. Deductions in the foreign tax valuation allowance for 2003 relate to the sale of the exploration and production operations in western Canada. Deductions in the foreign tax valuation allowance for 2001 reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
(b)	Reflects valuation allowance established for deferred tax assets generated in the current period, resulting from excess capital losses related to the sale of exploration and production operations in western Canada.
(c)	Reflects valuation allowances established for deferred tax assets generated in the current period, primarily related to net operating losses.
(d)	The increase in the valuation allowance is related to net operating losses previously attributed to United States Steel which were retained by Marathon in connection with the Separation. The transfer of net operating losses and the related valuation allowance was recorded as a capital transaction with United States Steel.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 8, 2004.

MARATHON OIL CORPORATION

By:	/s/ ALBERT G. ADKINS
Albert G. Adkins
Vice President, Accounting and Controller

Signature	Title

/s/ THOMAS J. USHER Thomas J. Usher	Chairman of the Board and Director

/s/ CLARENCE P. CAZALOT, JR. Clarence P. Cazalot, Jr.	President & Chief Executive Officer and Director

/s/ JANET F. CLARK Janet F. Clark	Senior Vice President and Chief Financial Officer

/s/ ALBERT G. ADKINS Albert G. Adkins	Vice President, Accounting and Controller

/s/ CHARLES F. BOLDEN, JR. Charles F. Bolden, Jr.	Director

/s/ DAVID A. DABERKO David A. Daberko	Director

/s/ WILLIAM L. DAVIS William L. Davis	Director

/s/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director

/s/ PHILLIP LADER Phillip Lader	Director

/s/ CHARLES R. LEE Charles R. Lee	Director

/s/ DENNIS H. REILLEY Dennis H. Reilley	Director

/s/ SETH E. SCHOFIELD Seth E. Schofield	Director

/s/ DOUGLAS C. YEARLEY Douglas C. Yearley	Director

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

Ashland	Ashland Inc.
bbl	barrel
bcf	billion cubic feet
bcfd	billion cubic feet per day
BLM	Bureau of Land Management
BOE	barrels of oil equivalent
BOEPD	barrels of oil equivalent per day
bpd	barrels per day
CAA.	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
Clairton 1314B	Clairton 1314B Partnership, L.P.
CLAM	CLAM Petroleum B.V.
CWA	Clean Water Act
DOE	Department of Energy
downstream	refining, marketing and transportation operations
E&P	exploration and production
EPA	U.S. Environmental Protection Agency
exploratory	wildcat and delineation, i.e., exploratory wells
FASB	Financial Accounting Standards Board
GTL	gas-to-liquids
IEPA	Illinois EPA
IFO	Income from operations
IMV	Inventory Market Valuation
Kinder Morgan	Kinder Morgan Energy Partners, L.P.
KKPL	Kenai Kachemak Pipeline LLC
KMOC	Khanty Mansiysk Oil Corporation
LNG	liquefied natural gas
LOCAP	LOCAP LLC
LOOP	LOOP LLC
LPG	liquefied petroleum gas
MAP	Marathon Ashland Petroleum LLC
Marathon	Marathon Oil Corporation and its consolidated subsidiaries
Marathon Stock	USX-Marathon Group Common Stock
mbpd	thousand barrels per day
mcf	thousand cubic feet
MKM	MKM Partners L.P.
mmcfd	million cubic feet per day
MTBE	methyl tertiary-butylether
NOL	Net operating loss
NOV	Notice of Violation
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other comprehensive income
OERB	Other energy related businesses
OPA-90	Oil Pollution Act of 1990
OTC	over the counter
Pennaco	Pennaco Energy, Inc.
Pilot	Pilot Corporation
PRB	Powder River Basin
PRP(s)	potentially responsible party (ies)
PTC	Pilot Travel Centers LLC
RCRA	Resource Conservation and Recovery Act
RM&T	refining, marketing and transportation
SPEs	special-purposes entities
SSA	Speedway SuperAmerica LLC
Steel Stock	USX-U. S. Steel Group Common Stock
U.K.	United Kingdom
United States Steel	United States Steel Corporation
upstream	exploration and production operations
USTs	underground storage tanks
VIE	variable interest entity
WTI	West Texas Intermediate