Form 10-Q
period 2004-03-31
MARATHON OIL CORP
filed 2004-05-04
CIK 101778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-5153

Marathon Oil Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☑     No ☐

There were 345,417,593 shares of Marathon Oil Corporation common stock outstanding as of April 23, 2004.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended March 31, 2004

Part I—Financial Information

MARATHON OIL CORPORATION

Consolidated Statement of Income (Unaudited)

	First Quarter Ended March 31
(Dollars in millions, except per share)	2004	2003
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$10,437	$9,801
Sales to related parties	215	231
Income from equity method investments	27	48
Net gains on disposal of assets	2	2
Gain on ownership change in Marathon Ashland Petroleum LLC	—	4
Other income	12	13

Total revenues and other income	10,693	10,099

Costs and expenses:
Cost of revenues (excludes items shown below)	8,495	7,877
Purchases from related parties	28	32
Consumer excise taxes	1,052	1,016
Depreciation, depletion and amortization	302	292
Selling, general and administrative expenses	230	207
Other taxes	83	80
Exploration expenses	25	48

Total costs and expenses	10,215	9,552

Income from operations	478	547
Net interest and other financing costs	38	66
Minority interest in income of Marathon Ashland Petroleum LLC	17	30

Income from continuing operations before income taxes	423	451
Provision for income taxes	165	166

Income from continuing operations	258	285
Discontinued operations	—	18

Income before cumulative effect of changes in accounting principles	258	303
Cumulative effect of changes in accounting principles	—	4

Net income	$258	$307

Income Per Share (Unaudited)

	First Quarter Ended March 31
	2004	2003
Basic and diluted:
Income from continuing operations	$.83	$.92
Net income	$.83	$.99

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Balance Sheet (Unaudited)

(Dollars in millions)	March 31 2004	December 31 2003
Assets
Current assets:
Cash and cash equivalents	$2,080	$1,396
Receivables, less allowance for doubtful accounts of $5 and $5	2,430	2,463
Receivables from United States Steel	24	20
Receivables from related parties	55	47
Inventories	2,202	1,955
Other current assets	147	163

Total current assets	6,938	6,044
Investments and long-term receivables, less allowance for doubtful accounts of $10 and $10	1,396	1,323
Receivables from United States Steel	593	593
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $11,600 and $11,363	10,877	10,830
Prepaid pensions	175	181
Goodwill	252	252
Intangibles	115	118
Other noncurrent assets	145	141

Total assets	$20,491	$19,482

Liabilities
Current liabilities:
Note payable to Ashland	$76	$—
Accounts payable	3,288	3,352
Payable to United States Steel	4	4
Payable to related parties	16	17
Payroll and benefits payable	194	230
Accrued taxes	330	247
Accrued interest	51	85
Long-term debt due within one year	22	272

Total current liabilities	3,981	4,207
Long-term debt	4,106	4,085
Deferred income taxes	1,473	1,489
Employee benefits obligations	1,019	984
Asset retirement obligations	397	390
Payable to United States Steel	8	8
Deferred credits and other liabilities	206	233

Total liabilities	11,190	11,396
Minority interest in Marathon Ashland Petroleum	2,029	2,011
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock:
Common Stock issued—346,665,978 shares at March 31, 2004 and 312,165,978 at December 31, 2003 (par value $1 per share, authorized 550,000,000 shares)	347	312
Common stock held in treasury—1,251,770 shares at March 31, 2004 and 1,744,370 shares at December 31, 2003	(33)	(46)
Additional paid-in capital	4,010	3,033
Retained earnings	3,077	2,897
Accumulated other comprehensive loss	(122)	(112)
Unearned compensation	(7)	(9)

Total stockholders’ equity	7,272	6,075

Total liabilities and stockholders’ equity	$20,491	$19,482

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statement of Cash Flows (Unaudited)

	First Quarter Ended March 31
(Dollars in millions)	2004	2003
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$258	$307
Adjustments to reconcile to net cash provided from operating activities:
Cumulative effect of changes in accounting principles	—	(4)
Income from discontinued operations	—	(18)
Minority interest in income of Marathon Ashland Petroleum LLC	17	30
Depreciation, depletion and amortization	302	292
Pension and other postretirement benefits—net	41	35
Exploratory dry well costs	4	32
Deferred income taxes	(3)	(40)
Net gains on disposal of assets	(2)	(2)
Changes in:
Current receivables	24	(621)
Inventories	(247)	(69)
Current accounts payable and accrued expenses	(53)	622
All other—net	(54)	(4)

Net cash provided from continuing operations	287	560
Net cash provided from discontinued operations	—	46

Net cash provided from operating activities	287	606

Investing activities:
Capital expenditures	(344)	(357)
Disposal of assets	6	9
Restricted cash—withdrawals	3	41
—deposits	(2)	(5)
Investments—contributions	(1)	(21)
—loans and advances	(31)	(4)
—returns and repayments	—	42
All other—net	2	(9)
Investing activities of discontinued operations	—	(17)

Net cash used in investing activities	(367)	(321)

Financing activities:
Commercial paper and revolving credit arrangements—net	76	(100)
Other debt repayments	(253)	(29)
Net proceeds from sale of common stock	1,004	—
Treasury common stock— proceeds from issuance	17	—
Dividends paid	(78)	(72)
Distributions to minority shareholder of Marathon Ashland Petroleum LLC	—	(11)

Net cash provided from (used in) financing activities	766	(212)

Effect of exchange rate changes on cash	(2)	4

Net increase in cash and cash equivalents	684	77
Cash and cash equivalents at beginning of period	1,396	488

Cash and cash equivalents at end of period	$2,080	$565

Cash provided from operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(87)	$(119)
Income taxes paid	(81)	(48)

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements—(Unaudited)

1. Basis of Presentation

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2004 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Annual Report on Form 10-K of Marathon Oil Corporation (“Marathon”).

2. Information about United States Steel

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

Amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions)	March 31 2004	December 31 2003
Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$24	$20

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$593	$593

Payables:
Current:
Income tax settlement and related interest payable	$4	$4

Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$8	$8

Marathon remains primarily obligated for $61 million of operating lease obligations assumed by United States Steel, of which $45 million has been assumed by other third parties that had purchased plants and operations divested by United States Steel.

3. Business Combinations

On May 12, 2003, Marathon acquired Khanty Mansiysk Oil Corporation (“KMOC”) for $285 million, including the assumption of $31 million in debt. KMOC is currently evaluating or developing nine oil fields in the Khanty-Mansiysk region of western Siberia in the Russian Federation. Results of operations for 2003 include the results of KMOC from May 12, 2003. The allocation of purchase price is preliminary, pending the finalization of certain contingencies. There was no goodwill associated with the purchase.

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

The following unaudited pro forma data for Marathon includes the results of operations of the above acquisition giving effect to the acquisition as if it had been consummated at the beginning of the three months ended March 31, 2003. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(In millions)
Revenue and other income	$10,117
Income from continuing operations	283
Net income	305
Per share amounts applicable to Common Stock:
—Income from continuing operations—basic and diluted	.91
—Net income—basic and diluted	.98

4. Discontinued Operations

On October 1, 2003, Marathon sold its exploration and production operations in western Canada for $612 million. This divestiture decision was made as part of Marathon’s strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in Marathon’s Consolidated Statement of Income. The sale resulted in a gain of $278 million, including a tax benefit of $8 million, which has been reported in discontinued operations in the fourth quarter of 2003. Revenues applicable to the discontinued operations totaled $70 million for the first quarter of 2003. Pretax income from discontinued operations totaled $27 million for the first quarter of 2003.

5. Common Stock Issuance

On March 31, 2004, Marathon issued 34,500,000 shares of its common stock at the offering price of $30 per share and recorded net proceeds of $1.004 billion.

6. Computation of Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

	First Quarter Ended March 31
	2004		2003
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$258	$258	$285	$285
Income from discontinued operations	—	—	18	18
Cumulative effect of changes in accounting principles	—	—	4	4

Net income	$258	$258	$307	$307

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	310,196	310,196	309,915	309,915
Effect of dilutive securities	—	1,489	—	46

Average common shares including dilutive effect	310,196	311,685	309,915	309,961

Per share:
Income from continuing operations	$.83	$.83	$.92	$.92

Income from discontinued operations	$—	$—	$.06	$.06

Cumulative effect of changes in accounting principles	$—	$—	$.01	$.01

Net income	$.83	$.83	$.99	$.99

7. Stock-Based Compensation Plans

The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	First Quarter Ended March 31
(In millions, except per share data)	2004	2003
Net income
As reported	$258	$307
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	2
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4)	(2)

Pro forma net income	$259	$307

Basic and diluted net income per share
—As reported	$.83	$.99
—Pro forma	$.83	$.99

8. Segment Information

Marathon’s operations consist of three operating segments: 1) Exploration and Production (“E&P”)—explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (“RM&T”)—refines, markets and transports crude oil and petroleum products, primarily in the Midwest, upper Great Plains and southeastern United States through its 62 percent owned consolidated subsidiary, Marathon Ashland Petroleum LLC (“MAP”); and 3) Integrated Gas (“IG”)—markets and transports its own and third-party natural gas and products manufactured from natural gas, such as liquefied natural gas and methanol, primarily in the United States, Europe, and West Africa.

Effective January 1, 2004, Marathon realigned its segment reporting to reflect a new business segment, Integrated Gas. This segment includes Marathon’s Alaska liquid natural gas (“LNG”) operations, Equatorial Guinea methanol operations, and certain other natural gas marketing and transportation activities, along with expenses related to the continued development of an integrated gas business. These activities were previously reported in the Other Energy Related Businesses (“OERB”) segment, which has been eliminated. Crude oil marketing and transportation activities and costs associated with a gas-to-liquids (“GTL”) demonstration plant, previously reported in OERB, are now reported in the E&P segment. Refined product transportation activities not included in MAP, also previously reported in OERB, are now reported in the RM&T segment. First quarter 2003 information has been restated to reflect the new segment structure.

The following represents information by operating segment:

(In millions)	E&P	RM&T	IG	Total Segments
First Quarter 2004
Revenues:
Customer	$1,176	$8,835	$426	$10,437
Intersegment(a)	65	14	40	119
Related parties	3	212	—	215

Total revenues	$1,244	$9,061	$466	$10,771

Segment income	$478	$49	$15	$542
Income from equity method investments	5	10	12	27
Depreciation, depletion and amortization(b)	195	98	2	295
Capital expenditures(c)	172	135	35	342

First Quarter 2003
Revenues:
Customer	$1,287	$7,980	$534	$9,801
Intersegment (a)	157	47	30	234
Related parties	3	228	—	231

Total revenues	$1,447	$8,255	$564	$10,266

Segment income	$515	$70	$2	$587
Income from equity method investments	22	13	13	48
Depreciation, depletion and amortization(b)	196	88	1	285
Capital expenditures(c)	217	131	8	356

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.

(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated financial statement of income:

	First Quarter Ended March 31
(In millions)	2004	2003
Segment income	$542	$587
Items not allocated to segments:
Administrative expenses	(64)	(44)
Gain on ownership change in MAP	—	4

Total income from operations	$478	$547

9. Pensions and Other Postretirement Benefits

The following summarizes the components of net periodic benefit costs:

	First Quarter Ended March 31
	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Service cost	$26	$21	$5	$5
Interest cost	27	24	12	12
Expected return on plan assets	(23)	(23)	—	—
Amortization—net transition gain	(1)	(1)	—	—
—prior service costs (credits)	1	1	(4)	(2)
—actuarial loss	13	7	4	2
Settlement losses	7	—	—	—

Net periodic benefit cost(a)	$50	$29	$17	$17

(a)	Includes MAP’s net periodic pension cost of $30 million and $22 million and other benefits cost of $9 million and $8 million for the first quarter of 2004 and 2003. Includes international net periodic pension cost of $6 million and $4 million for the first quarter of 2004 and 2003.

Marathon expects to contribute $107 million to the MAP funded pension plan and $22 million to its foreign funded pension plans in 2004. As of March 31, 2004, $6 million of contributions have been made to the foreign plans. On April 14, 2004, MAP made a contribution of $42 million to its qualified pension plan. In addition, as of

March 31, 2004 contributions made from the general assets of Marathon to cover current benefit payments related to the unfunded pension and other postretirement benefit plans were $11 million and $9 million.

During 2004, the FASB released Staff Position No. FAS 106-B ( the “proposed FSP”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The proposed FSP includes guidance on recognizing the effects of the new legislation under the various conditions surrounding the assessment of “actuarial equivalence”. Due to uncertainties as to the effect of the provisions of the the Act, measures of the net periodic benefit cost does not reflect any amount associated with the subsidy, because Marathon is unable to conclude at this present time whether the plans’ prescription drug benefits are actuarially equivalent to the Medicare “Part D” benefit under the Act.

10. Business Transformation

During the third quarter of 2003, Marathon implemented an organizational realignment plan and business process improvements to further enable Marathon to focus and execute on its core business strategies. This program includes streamlining Marathon’s business processes and services, realigning reporting relationships to reduce costs across all organizations, consolidating organizations in Houston and reducing the workforce.

The table below sets forth the significant components and activity in the business transformation program during the first quarter of 2004:

(In millions)	Accrued 12/31/03	1st Quarter Charges	Cash Payments	Accrued 3/31/04
Employee severance and termination benefits	$12	$3	$12	$3
Relocation costs	5	1	3	3
Fixed asset related costs	1	—	—	1

Total	$18	$4	$15	$7

An additional charge of $12 million is expected to be incurred in the remainder of 2004 related to the 2003 business transformation program.

11. Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods shown:

	First Quarter Ended March 31
(In millions)	2004	2003
Net income	$258	$307
Other comprehensive income (loss), net of tax
Change in fair value of derivative instruments	16	4

Total comprehensive income	$274	$311

During the first quarter of 2004 and 2003, less than $1 million and $2 million of losses, net of tax, were reclassified into net income as it was no longer probable the original forecasted transactions would occur.

12. Inventories

Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined primarily under the last-in, first-out (“LIFO”) method.

(In millions)	March 31 2004	December 31 2003
Liquid hydrocarbons and natural gas	$852	$674
Refined products and merchandise	1,240	1,151
Supplies and sundry items	110	130

Total (at cost)	$2,202	$1,955

13. Debt

At March 31, 2004, Marathon had no borrowings against its $1.354 billion long-term revolving credit facility, no borrowings against its $575 million short-term revolving credit facility and no commercial paper outstanding under its U.S. commercial paper program that is backed by the long-term revolving credit facility. Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million. At March 31, 2004, there were no borrowings against these facilities.

MAP has a $190 million revolving credit agreement with Ashland Inc. (“Ashland”) that terminates in March 2005. At March 31, 2004, there were $76 million in borrowings against this facility.

At March 31, 2004, in the event of a change in control of Marathon, debt obligations totaling $1.584 billion may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase certain equipment at United States Steel’s Fairfield Works for $93 million or provide a letter of credit to secure the remaining obligation.

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

Environmental matters—Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2004 and December 31, 2003, accrued liabilities for remediation totaled $114 million and $117 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $82 million at March 31, 2004, and $86 million at December 31, 2003.

Guarantees—Marathon entered into a performance guarantee related to the sale of a pipeline during the first quarter of 2004. The guarantee stays in effect until certain contractual obligations have been fulfilled or have expired. The maximum potential amount of future payment under the guarantee is estimated to be $9 million.

Contract commitments—At March 31, 2004, Marathon’s contract commitments to acquire property, plant and equipment and long-term investments totaled $509 million. Included in these contract commitments is $100 million related to the approximately $300 million in refinery upgrade and expansion projects for its 74,000 bpd Detroit, Michigan refinery. Marathon will loan MAP the funds necessary for the Detroit, Michigan refinery upgrade and expansion projects. The MAP LLC Agreement has been amended to allow the Detroit refinery cash flows to be dedicated to service this debt. The Put/Call Agreement was amended to provide that, in the event Marathon exercises its call right, the Detroit refinery will not be valued at an amount less than the working capital related to the Detroit refinery, excluding working capital additions related to the expansion and clean fuels project.

15. Proposed Acquisition

Marathon has entered into an agreement which would result in the acquisition of the 38 percent ownership interest in MAP currently held by Ashland. In addition, Marathon would acquire a portion of Ashland’s Valvoline Instant Oil Change business and its maleic anhydride business. As a result of the transaction, MAP will become a wholly owned subsidiary of Marathon.

As part of the transaction, Ashland will receive approximately $800 million in cash and accounts receivable to redeem a portion of its interest in MAP. Marathon will assume approximately $1.9 billion of debt, which is expected to be repaid at closing. Additionally, Ashland shareholders will receive $315 million in Marathon common stock. Ashland’s liabilities under certain existing environmental indemnification obligations related to MAP will be capped at $50 million. Marathon estimates the present value of the obligations that MAP will effectively assume, as a result of that cap, will be approximately $15 million.

The MAP Limited Liability Company Agreement has been amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction. As a result, the redemption proceeds to Ashland will be increased by an amount equal to approximately 38 percent of the cash accumulated from MAP’s operations during that period. In addition, Ashland does not have the right to exercise its put right and Marathon does not have the right to exercise its call right under the Put/Call Agreement unless and until the acquisition agreement is terminated.

The completion of the acquisition is subject to a number of conditions, including a favorable tax ruling from the U.S. Internal Revenue Service as to the tax-free nature of the transaction, Ashland shareholder approval, Ashland public debt holder consents and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act.

16. Accounting Standards Not Yet Adopted

On April 30, 3004, FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statement No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” was issued. This FSP states for SFAS 141 that “certain use rights may have characteristics of assets other than intangible assets” and “use rights should be accounted for based on their substance”. This FSP removes from Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the parenthetical reference to “such mineral rights to depleting assets” as an example to which intangible assets may be related.

An issue currently on the EITF agenda, Issue No. 03-S “Applicability of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies,” will address how oil and gas companies should classify the costs of acquiring contractual mineral interests in oil and gas properties on the balance sheet. The EITF is considering an alternative interpretation of SFAS No. 142 that mineral or drilling rights or leases, concessions or other interests representing the right to extract oil or gas should be classified as intangible assets rather than oil and gas properties. The EITF has not yet discussed the effects of this FSP on Issue 03-5.

Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles. If a reclassification is ultimately required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.2 billion and $2.3 billion at March 31, 2004 and December 31, 2003. Should such a change be required, there would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Additional disclosures related to intangible assets would also be required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon Oil Corporation is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned subsidiary, Marathon Ashland Petroleum LLC; and integrated gas. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The discussion of the Consolidated Statement of Income should be read in conjunction with the Supplemental Statistics provided on page 28.

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting Marathon. These statements typically contain words such as “anticipates”, “believes”, “estimates”, “expects”, “targets” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of Marathon, see the information preceding Part I in Marathon’s 2003 Form 10-K and subsequent filings.

Unless specifically noted, amounts for MAP do not reflect any reduction for the 38 percent interest held by Ashland.

Overview

Segment Realignment

In January 2004, Marathon changed its business segments to better reflect its integrated gas strategy. In the first quarter of 2004, Marathon realigned segment reporting and introduced a new business segment, Integrated Gas, and its OERB segment was eliminated. This new segment includes the Alaska LNG operations, Equatorial Guinea methanol operations, and certain other natural gas marketing and transportation activities, along with expenses related to the continued development of the integrated gas business. Crude oil marketing and transportation activities and costs associated with a GTL demonstration plant, previously reported in the OERB segment, are now reported in the E&P segment. Refined product transportation activities not included in MAP, also previously reported in the OERB segment, are now reported in our RM&T segment.

Proposed Acquisition of Minority Interest in MAP

On March 18, 2004, Marathon entered into an agreement with Ashland to acquire Ashland’s 38 percent interest in MAP. This transaction will increase Marathon’s ownership in a high performing downstream business without the common risks associated with integrating a newly acquired business. Marathon believes that its acquisition of the minority interest in MAP should provide the financial and strategic flexibility to capture and fund many growth opportunities across the value chain. Marathon believes that it is well positioned for profitable growth with a high quality portfolio of ongoing exploration successes, expanding new core areas, attractive integrated gas projects, downstream opportunities and several high impact strategic options, such as the planned reentry into Libya. For additional information see Note 15 to the Consolidated Financial Statements.

Exploration Success

During the first quarter, Marathon continued its exploration success with discoveries in Norway, Angola, and the Gulf of Mexico.

In Norway, Marathon’s 2004 exploration program had a successful start with the Hamsun discovery. The discovery well and three sidetracks encountered oil and gas. The well is located in production license (PL) 150, which is approximately 136 miles from Stavanger, Norway, in 403 feet of water on the Norwegian continental shelf and approximately six miles south of the Alvheim area. The Hamsun well builds upon Marathon’s successful 2003 Norwegian drilling program, which resulted in three discoveries. Well results are being used to evaluate a reservoir management strategy for the Hamsun accumulation. Marathon is the operator of PL150, holding a 65 percent working interest.

Offshore Angola, Marathon participated in the second oil discovery on Block 32. The Canela discovery announced in April 2004 is the fifth success in Marathon’s deepwater Angola exploration program on Blocks 31 and 32. Marathon holds a 30 percent interest in Block 32.

The Venus well offshore Angola, has reached total depth and is awaiting government approval to announce the results. The Venus well is located near the Plutao, Saturno and Marte discoveries on Block 31 in which Marathon holds a 10 percent interest.

Currently, Marathon and its partners in the Neptune Unit in the Gulf of Mexico are evaluating results from the recently completed Neptune 7 appraisal well and integrating the results into field development studies. The well encountered a net oil column of approximately 114 feet. Neptune 7 was drilled in 6,257 feet of water and reached a total depth of 18,714 feet. Marathon holds a 30 percent interest in the Neptune Unit.

Advanced Integrated Gas Strategy

During the first quarter of 2004, Marathon continued to make progress on its Phase 3 LNG expansion project in Equatorial Guinea. Marathon, along with the Government of Equatorial Guinea and GEPetrol, the National Oil Company of Equatorial Guinea, and upstream partners, signed agreements at the end of March 2004 for the upstream gas supply, the LNG processing and marketing (concession) agreement setting forth fiscal terms and authorizing the project, and the shareholder agreement for the newly formed holding company.

Strengthened MAP Assets

The Catlettsburg refinery multi-year improvement project was completed during the first quarter of 2004. At a cost of approximately $440 million, the project improves product yields and lowers overall refinery costs while making gasoline with less than 30 parts per million of sulfur, which allows MAP to meet Tier 2 gasoline regulations, that became effective on January 1, 2004.

MAP increased its overall crude oil refining capacity during the first quarter of 2004 from 935,000 bpd to 948,000 bpd after completing a planned turnaround and expansion project at the Garyville, Louisiana refinery where its total crude oil capacity increased from 232,000 bpd to 245,000 bpd. This is the first increase in crude refining capacity since MAP was formed in 1998.

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

Marathon continues to estimate its 2004 production will average 365,000 BOEPD, excluding the effect of any acquisitions or dispositions.

Exploration

Major exploration activities, which are currently underway or under evaluation, include:

•	Angola, where Marathon plans to participate in two to four additional exploration wells during 2004. The next well will be drilled on Block 32 and should spud mid-year;
•	Norway, where Marathon plans to participate in one additional exploration well during 2004;
•	Gulf of Mexico, where Marathon plans to participate in two deepwater exploration wells during 2004. Marathon plans to spud a well on the Marathon operated Kansas prospect mid-year 2004;
•	Equatorial Guinea, where Marathon is currently conducting production tests and evaluating the results of recent drilling on the Deep Luba prospect, which is testing for potential resources under the Alba field. Marathon expects to drill one additional exploration well offshore Equatorial Guinea in 2004;
•	Eastern Canada, where Marathon plans to drill one exploration well on the Annapolis lease during 2004.

Production

In Equatorial Guinea, Marathon’s Phase 2A condensate expansion project is on-stream, ramping up and expected to reach full capacity near the end of May 2004. Phase 2A is expected to increase total liquids production from approximately 20,000 gross bpd to approximately 57,000 gross bpd (32,000 bpd net to Marathon). This project also has eliminated the need to flare gas, preserving the resource while reducing emissions associated with flaring.

The Phase 2B liquefied petroleum gas (LPG) expansion project is expected to start-up late 2004 or early 2005. To date, all major equipment has been installed. Upon completion of Phase 2B, gross liquids production is expected to increase from approximately 57,000 bpd to approximately 79,000 bpd (44,500 bpd net to Marathon).

In Norway, Marathon is evaluating development options associated with the exploration success in Alvheim and Klegg. Marathon and its partners are evaluating several development scenarios for Alvheim, in which Marathon is operator and holds a 65 percent interest. Marathon expects to submit a plan of development and operation to the Norwegian authorities by midyear 2004. Marathon holds a 47 percent interest in Klegg and expects a plan of development and operation to be approved in the second half of 2004. Production from these combined developments is expected to reach more than 50,000 net bpd during 2007. In February 2004, Marathon and its Alvheim project partners signed a purchase and sale agreement to acquire a multipurpose shuttle tanker. The purchase is contingent upon the partners’ approval of the development of the Alvheim area and the subsequent approval of a plan of development and operation by the Norwegian authorities.

In the Gulf of Mexico, Marathon and its partners in the Neptune Unit are evaluating results from the recently completed Neptune 7 appraisal well. Pre-feasibility studies into the development of the Neptune resources are progressing and are expected to be completed by the end of this year. Marathon holds a 30 percent interest in the Neptune Unit.

During the first quarter of 2004, Marathon along with Syntroleum announced the first shipment of synthetic diesel fuel from the Port of Catoosa GTL plant to the U.S. Government for fleet vehicle demonstrations. The Catoosa GTL facility further supports the basis of design for Marathon’s proposed GTL and gas processing project in Qatar.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon and natural gas production, the exploration drilling program, the Phase 2B LPG expansion project, and the possibility of an equipment purchase. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas production, the exploration drilling program include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, achieving definitive agreements among project participants, inability or delay in obtaining necessary government and third party approvals and permits, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response and other geological, operating and economic considerations. Factors that could affect the Phase 2B LPG expansion project include unforeseen problems arising from construction and unforeseen hazards such as weather conditions. Factors affecting the possibility of the equipment purchase include the partners’ approval of the development of the Alvheim area and the subsequent approval of a plan of development and operation by the Norwegian authorities. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Refining, Marketing and Transportation

Marathon’s RM&T segment income is largely dependent upon the refining and wholesale marketing margin for refined products, the retail gross margin for gasoline and distillates, and the gross margin on retail merchandise sales. The refining and wholesale marketing margin reflects the difference between the wholesale selling prices of refined products and the cost of raw materials refined, purchased product costs, effects of commodity derivative instruments and manufacturing expenses. Refining and wholesale marketing margins have been historically volatile and vary from the impact of competition and with the level of economic activity in the various marketing areas, the regulatory and political climate, the seasonal pattern of certain product sales, crude oil costs, manufacturing costs, the available supply of crude oil and refined products, and logistical constraints. The retail gross margin for gasoline and distillates reflects the difference between the retail selling prices of these products and their wholesale cost, including secondary transportation. Retail gasoline and distillate margins have also been historically volatile, but tend to be countercyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations that impact driving conditions. The gross margin on retail merchandise sales tends to be less volatile than the retail gasoline and distillate margin. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items, the impact of competition and the level of economic activity in the marketing area.

MAP is conducting approximately $300 million in new capital projects for its 74,000 bpd Detroit, Michigan refinery. One of the projects, a $110 million expansion project, is expected to raise the crude oil capacity at the refinery by 35 percent to 100,000 bpd. Other projects are expected to enable the refinery to produce new clean fuels and further control regulated air emissions. Completion of the projects are scheduled for the fourth quarter of 2005. Marathon will loan MAP the funds necessary for these upgrade and expansion projects.

MAP performed planned turnarounds at its Garyville, Louisiana, Catlettsburg, Kentucky, and Canton, Ohio, refineries during the first quarter. Because most of this planned turnaround work involved the crude units at these refineries, MAP’s crude oil throughputs averaged only 789,000 bpd in the first quarter of 2004. With the majority of the 2004 planned turnarounds now complete, MAP expects its average crude oil throughput for the total year 2004 to be at or above historical levels.

The above discussion includes forward-looking statements with respect to the Detroit capital projects. Some factors that could potentially cause the actual results from the Detroit construction projects to be different than expected include availability of materials and labor, permitting approvals, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Integrated Gas

In the Phase 3 expansion project in Equatorial Guinea, Marathon and GEPetrol plan to develop a 3.4 million metric tonnes per year LNG plant, with start up currently projected for late 2007. With essentially all the commercial agreements required for this project in place, final investment decision for the proposed project is expected in May 2004. Preparations for the construction of the first LNG train are progressing on schedule with site preparation, accommodation and equipment mobilization. Marathon and GEPetrol have also signed a letter of understanding (LOU) with a subsidiary of BG Group plc (“BGML”) under which BGML would purchase the LNG plant’s production for a period of 17 years on an FOB Bioko Island basis with pricing linked principally to the Henry Hub index. The LNG would be targeted primarily to a receiving terminal in Lake Charles, Louisiana, where it would be regasified and delivered into the Gulf Coast natural gas pipeline grid. Marathon, through its subsidiaries, currently holds a 75 percent interest in the LNG project.

Marathon will soon deliver the first of three contracted LNG cargos sourced from Trinidad, subject to terms of the Marathon’s Elba Island, Georgia, LNG terminal regasification agreement. Under the terms of the agreement, Marathon can supply up to 58 billion cubic feet of natural gas (as LNG) per year, for approximately 17 years, using Elba Island terminal facilities and pricing.

The above discussion contains forward-looking statements with respect to the estimated construction and startup dates of a LNG liquefaction plant and related facilities and the purchase of LNG by BGML. Factors that could affect the purchase of LNG by BGML and the estimated construction and startup dates of the LNG liquefaction plant and related facilities include, without limitation, conclusion of the definitive purchase and sale agreement with BGML, the satisfaction of remaining conditions necessary for final investment decision, inability or delay in obtaining necessary government and third-party approvals, unanticipated changes in market demand or supply, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Corporate Matters

Marathon has announced organizational and business process changes to increase efficiency, profitability and shareholder value and to achieve projected annual pretax savings of more than $135 million, including $70 million related to MAP. It is anticipated that most of these changes will be completed during the second quarter of 2004, and will result in pretax charges of approximately $40 million ($10 million of which is related to MAP). Approximately $28 million of the estimated $40 million charges has been previously recorded, with the remainder to be recognized when incurred during the remainder of 2004. The $40 million estimate has been reduced from the December 31, 2003 reported estimate due to an expected settlement loss of $34 million for the Marathon qualified pension plan not being triggered.

Marathon expects that pension and other postretirement plan expense in 2004 will increase approximately $42 million from 2003 levels, of which approximately $16 million relates to MAP. The increase is primarily due to increased amortization of actuarial losses arising mostly from several years of lower than expected returns on plan assets, decrease in the discount rate and the effect of a curtailment gain in 2003.

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

Results of Operations

Revenues for the first quarter of 2004 and 2003 are summarized in the following table:

	First Quarter Ended March 31
(In millions)	2004	2003
E&P	$1,244	$1,447
RM&T	9,061	8,255
IG	466	564

Segment revenues	10,771	10,266
Elimination of intersegment revenues	(119)	(234)

Total revenues	$10,652	$10,032

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$1,052	$1,016

Matching crude oil, gas and refined product buy/sell transactions settled in cash:
E&P	42	54
RM&T	1,995	1,651

Total buy/sell transactions	$2,037	$1,705

E&P segment revenues decreased by $203 million in the first quarter of 2004 from the comparable prior-year period. The decrease was primarily due to lower domestic liquid hydrocarbon and natural gas volumes, domestic natural gas prices and international liquid hydrocarbon prices, partially offset by higher international liquid hydrocarbon volumes and natural gas prices. Derivative losses totaled $8 million in the first quarter of 2004, compared to $53 million in the first quarter of 2003. Derivatives included gains of $14 million in the first quarter of 2004, compared to losses of $2 million in the first quarter of 2003, related to long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market.

RM&T segment revenues increased by $806 million in the first quarter of 2004 from the comparable prior-year period. The increase primarily reflected higher crude oil sales and higher refined product sales volumes and prices.

IG segment revenues decreased by $98 million in the first quarter of 2004 from the comparable prior-year period. This decrease in the first quarter primarily reflected lower natural gas marketing volumes, partially offset by higher natural gas prices. Derivative gains totaled $8 million in the first quarter of 2004, compared to losses of $18 million in the first quarter of 2003.

For additional information on segment results, see “Results of Operations by Segments” on page 18.

Cost of revenues for the first quarter of 2004 increased by $618 million from the comparable prior-year period. The increase in the RM&T segment primarily reflected higher acquisition costs for crude oil, other refinery charge and blend stocks and refined products, and higher manufacturing expenses. This was partially offset by decreases in E&P as a result of lower crude oil marketing activity and in the IG segment primarily as a result of lower natural gas volumes.

Selling, general and administrative expenses for the first quarter of 2004 increased by $23 million primarily as a result of increased employment related costs. First quarter 2004 included settlement losses on nonqualified pension plans of $7 million.

Net interest and other financing costs for the first quarter of 2004 decreased by $28 million from the comparable prior-year period primarily as a result of an increase in capitalized interest related to increased long-term construction projects, the favorable effect of interest rate swaps and increased interest income on investments.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest, decreased $13 million in the first quarter of 2004 from the comparable 2003 period, due to lower MAP income as discussed below for the RM&T segment.

Provision for income taxes in the first quarter of 2004 decreased by $1 million from the comparable 2003 period. The effective tax rate for the first quarter of 2004 was 39.0 percent compared to 36.8 percent for the comparable period in 2003. The increase in the rate primarily related to effects of foreign operations and an unfavorable prior year adjustment in the first quarter 2004 provision.

Cumulative effect of changes in accounting principles of $4 million, net of a tax provision of $4 million in the first quarter of 2003, represents the adoption of SFAS No. 143 in which Marathon recognized in income the cumulative effect of recording the fair value of asset retirement obligations.

Net income for the first quarter decreased by $49 million in 2004 from 2003, primarily reflecting the factors discussed above.

Results of Operations by Segments

Income from operations for the first quarter of 2004 and 2003 is summarized in the following table:

	First Quarter Ended March 31
(In millions)	2004	2003
E&P
Domestic	$306	$361
International	172	154

E&P segment income	478	515
RM&T	49	70
IG	15	2

Segment income	542	587
Items not allocated to segments:
Administrative expenses	(64)	(44)
Gain on ownership change in MAP	—	4

Total income from operations	$478	$547

Domestic E&P income in the first quarter of 2004 decreased by $55 million from last year’s first quarter. The decrease was primarily due to lower liquid hydrocarbon volumes largely resulting from the sale of the Yates field and lower natural gas volumes and prices. These decreases were partially offset by lower exploration expense. Derivative losses totaled $17 million in the first quarter of 2004, compared to $46 million in the first quarter of 2003.

Marathon’s domestic average realized liquid hydrocarbons price excluding derivative activity was $29.74 per barrel (“bbl”) compared with $29.91 per bbl in the comparable prior period. The average gas price of $4.71 per thousand cubic feet (“mcf”) excluding derivative activity compared with $5.38 per mcf in the corresponding 2003 period.

Domestic net liquid hydrocarbons production decreased 22 percent to 92 thousand barrels per day (“mbpd”), as a result of lower production in the Gulf of Mexico and the sale of Yates field. Net natural gas production averaged 701 million cubic feet per day (“mmcfd”), down 10 percent as a result of lower production in the Powder River Basin and the Gulf of Mexico from the 2003 comparable period.

International E&P income in the first quarter of 2004 increased by $18 million from last year’s first quarter. The increase is primarily a result of higher liquid hydrocarbon volumes and natural gas prices partially offset by lower liquid hydrocarbon prices and lower natural gas volumes. The higher liquid hydrocarbon volumes are mainly attributable to the acquisition of KMOC and increased production from Phase 2A in Equatorial Guinea. Derivative gains totaled $9 million in the first quarter of 2004, compared to losses of $6 million in the first quarter of 2003. Derivatives included gains of $14 million in the first quarter of 2004, compared to losses of $2 million in the first quarter of 2003, related to long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market.

Marathon’s international average realized liquid hydrocarbons price excluding derivative activity was $28.22 per bbl compared with $30.59 per bbl in the comparable prior period. The average gas price of $3.46 per mcf excluding derivative activity compared with $2.88 per mcf in the corresponding 2003 period.

International net liquid hydrocarbons production increased 33 percent to 92 thousand barrels per day (“mbpd”), as a result of increased production in Equatorial Guinea and the acquisition of KMOC, partially offset by the decreased production in the U.K. Net natural gas production averaged 435 mmcfd, down 5 percent from the 2003 comparable period primarily from lower production in Ireland and the disposition in 2003 of Marathon’s interest in CLAM Petroleum B.V., partially offset by an increase in production in Equatorial Guinea.

RM&T segment income in the first quarter of 2004 decreased by $21 million from last year’s first quarter. The decrease was primarily due to a lower refining and wholesale marketing margin. The refining and wholesale marketing margin in the first quarter of 2004 averaged 3.4 cents per gallon, versus the first quarter of 2003 level of 4.1 cents. The reduction in the first quarter 2004 was primarily due to increased manufacturing expenses MAP incurred at the Catlettsburg, Kentucky refinery to complete the repositioning project and maintenance work associated with the planned turnaround at its Canton, Ohio, refinery. In addition, the refining and wholesale marketing margin, especially related to non-light products production, was compressed in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the increase in crude oil prices in the first quarter of 2004 and the differential between the price of light products on the U. S. Gulf Coast and the Midwest was much lower than the same quarter last year. Derivative losses, which are included in the refining and wholesale marketing margin, were $120 million in the first quarter of 2004 as compared to losses of $81 million in the first quarter of 2003.

IG segment income in the first quarter of 2004 increased by $13 million from last year’s first quarter. The increase was primarily the result of increased margins in gas marketing activities, including mark-to-market changes in derivatives used to support those activities. Derivative gains totaled $8 million in the first quarter of 2004, compared to losses of $18 million in the first quarter of 2003.

Dividends to Stockholders

On April 28, 2004, the Marathon Board of Directors (the “Board”) declared dividends of 25 cents per share, payable June 10, 2004, to stockholders of record at the close of business on May 19, 2004.

Cash Flows

Net cash provided from operating activities (for continuing operations) totaled $287 million in the first quarter of 2004, compared with $560 million in the first quarter of 2003. The $273 million decrease mainly reflects increased outflows to build inventory at MAP in preparation for the heavy summer driving season.

Capital expenditures in the first quarter of 2004 totaled $344 million compared with $357 million. The $13 million decrease mainly reflected decreased spending in the E&P segment due to lower Phase 2A expenditures, partially offset by increased spending in the IG segment related to Phase 3 expansion project in Equatorial Guinea. For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 28.

Net cash provided from financing activities was $766 million in the first quarter of 2004, compared with net cash used of $212 million in the first quarter 2003. The increase was due to the issuance on March 31, 2004, of 34,500,000 shares of common stock resulting in net proceeds of $1.004 billion. Additionally, MAP borrowed $76 million from Ashland in the first quarter of 2004. This was partially offset by the repayment on maturity of $250 million 7.2% notes in the first quarter of 2004.

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

Marathon’s senior unsecured debt is currently rated investment grade by Standard and Poor’s Corporation, Moody’s Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively. Marathon’s investment-grade credit ratings were recently affirmed by these agencies following the announcement of the proposed acquisition of Ashland’s 38 percent ownership interest in MAP.

Marathon has a committed $1.354 billion long-term revolving credit facility that terminates in November 2005 and a committed $575 million 364-day revolving credit facility that terminates in November 2004. At March 31, 2004, there were no borrowings against these facilities. At March 31, 2004, Marathon had no commercial paper outstanding under the U.S. commercial paper program that is backed by the long-term revolving credit facility. Marathon intends to replace both its $1.354 billion long-term revolving credit facility and $575 million 364-day facility with a $1.5 billion five-year revolving credit facility in the second quarter of 2004. Additionally, Marathon has other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn at March 31, 2004.

MAP has a $190 million revolving credit agreement with Ashland that expires in March 2005. As of March 31, 2004, there were $76 million in borrowings against this facility. In conjunction with the new Marathon five-year revolving credit facility mentioned above, MAP intends to enter into a new $500 million five-year revolving credit facility with third-party financial institutions in the second quarter of 2004.

On March 31, 2004 Marathon completed the sale of 34,500,000 shares of common stock at the offering price of $30 per share from the $2.7 billion universal shelf registration statement filed with the Securities and Exchange Commission in 2002. Marathon recorded net proceeds of $1.004 billion related to this issuance, which contributed to cash and cash equivalents of $2.1 billion at March 31, 2004. Marathon expects to utilize a substantial portion of this cash to repay debt assumed in connection with the proposed acquisition of the remaining interest in MAP and related businesses or to retire other outstanding long-term debt, and to fund operations, including its capital and investment program. As of March 31, 2004 there was $1.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities available to be issued under this shelf registration statement.

Marathon’s cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 23 percent at March 31, 2004, compared to 33 percent at year-end 2003. This includes approximately $605 million of debt that is serviced by United States Steel Corporation (“United States Steel”). Marathon continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

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

Contractual Cash Obligations

Subsequent to December 31, 2003, there have been no significant changes to Marathon’s obligations to make future payments under existing contracts. The portion of Marathon’s obligations to make future payments under existing contracts that have been assumed by United States Steel has not changed significantly subsequent to December 31, 2003.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact Marathon’s liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under generally accepted accounting principles. Although off-balance sheet arrangements serve a variety of Marathon’s business purposes, Marathon is not dependent on these arrangements to maintain its liquidity and capital resources; nor is management aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. There have been no significant changes to Marathon’s off-balance sheet arrangements subsequent to December 31, 2003.

Nonrecourse Indebtedness of Investees

Certain equity investees of Marathon have incurred indebtedness that Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $301 million as of March 31, 2004. Of this amount, $168 million relates to PTC. If any of these equity investees default, Marathon has no obligation to support the debt. Marathon’s partner in PTC has guaranteed $157 million of the total PTC debt.

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

As of March 31, 2004, Marathon has obligations totaling $692 million that have been assumed by United States Steel. Of the total $692 million, obligations of $617 million and corresponding receivables from United States Steel were recorded on Marathon’s consolidated balance sheet (current portion—$24 million; long-term portion—$593 million). The remaining $75 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

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

New Tier 2 gasoline and on-road diesel fuel rules require substantially reduced sulfur levels for gasoline and diesel starting in 2004 and 2006, respectively. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million over the period between 2002 and 2006 and includes costs that could be incurred as part of other refinery upgrade projects. This is a forward-looking statement. Costs incurred through March 31, 2004, were approximately $240 million. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include obtaining the necessary construction and environmental permits, completion of project detailed engineering, and project construction and logistical considerations.

During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (“CAA”) and other violations with the U.S. Environmental Protection Agency covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects is approximately $330 million over the eight-year period, with about $190 million incurred through March 31, 2004. The impact of the settlement on ongoing operating expenses is expected to be immaterial. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

There have been no significant changes to Marathon’s environmental matters subsequent to December 31, 2003. Changes in accrued liabilities for remediation and receivables for recoverable costs since December 31, 2003 are described in Note 14 to the Consolidated Financial Statements on page 11.

Other Contingencies

Marathon is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to Marathon. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Marathon’s RM&T segment primarily uses commodity derivative instruments to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of excess inventories, to protect margins on fixed-price sales of refined products and to lock-in the price spread between refined products and crude oil. In addition, MAP also utilizes commodity derivative instruments, classified as trading activities, to take advantage of opportunities in the commodity markets.

Marathon’s IG segment is exposed to market risk associated with the purchase and subsequent resale of natural gas. Marathon uses commodity derivative instruments to mitigate the price risk on purchased volumes and anticipated sales volumes.

Marathon uses financial derivative instruments to manage interest rate and foreign currency exchange rate exposures. As Marathon enters into these derivatives, assessments are made as to the qualification of each transaction for hedge accounting.

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

Commodity Price Risk

Sensitivity analyses of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative instruments as of March 31, 2004 are provided in the following table:

	Incremental Decrease in Income from Operations Assuming a Hypothetical Price Change of: (a)
(In millions)	10%		25%
Commodity Derivative Instruments(b)(c)
Crude oil(d)	$50.1	(e)	$126.7	(e)
Natural gas(d)	22.8	(e)	61.0	(e)
Refined products(d)	19.5	(e)	50.0	(e)

(a)	Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect hypothetical 10 percent and 25 percent changes in closing commodity prices, excluding basis swaps, for each open contract position at March 31, 2004. Marathon evaluates its portfolio of commodity derivative instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio after March 31, 2004, would cause future IFO effects to differ from those presented in the table.
(b)	Net open contracts for the combined E&P and IG segments varied throughout first quarter 2004, from a low of 30,826 contracts at March 31 to a high of 39,683 contracts at January 1, and averaged 35,088 for the quarter. The number of net open contracts for the RM&T segment varied throughout first quarter 2004, from a low of 11,581 contracts at March 16 to a high of 23,069 contracts at February 4, and averaged 18,204 for the quarter. The commodity derivative instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.
(c)	The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
(d)	The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in IFO when applied to the commodity derivative instruments used to hedge that commodity.
(e)	Price increase.

E&P Segment

At March 31, 2004 the following commodity derivative contracts were outstanding. All contracts currently qualify for hedge accounting unless noted.

Contract Type(a)	Period	Daily Volume	% of Estimated Production(b)	Average Price
Natural Gas
Zero-cost collars	April—December 2004	30 mmcfd	3%	$7.15—$4.25 mcf
Swaps	April—December 2004	50 mmcfd	5%	$5.02 mcf
Crude Oil
Zero-cost collars	April—December 2004	44 mbpd	23%	$29.67—$24.26 bbl
(a)	These contracts may be subject to margin calls above certain limits established by counterparties.
(b)	Volumes and percentages are based on the estimated production on an annualized basis.

Derivative losses included in the E&P segment were $8 million and $53 million for the first quarter of 2004 and 2003, respectively. Gains of $14 million and losses of $2 million are included in segment results for the first quarter of 2004 and 2003, respectively, on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market. Additionally, losses of $1 million and $3 million from discontinued cash flow hedges are included in segment results for the first quarter of 2004 and 2003, respectively. The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive income (loss) as it was no longer probable that the original forecasted transactions would occur.

RM&T Segment

Marathon’s RM&T operations primarily use commodity derivative instruments to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of excess inventories, to protect margins on fixed price sales of refined products and to lock-in the price spread between refined products and crude oil (“the crack spread”). Derivative instruments are used to mitigate the price risk between the time foreign and domestic crude oil and other feedstock purchases for refinery supply are priced and when they are actually refined into salable petroleum products. In addition, natural gas options are in place to manage the price risk associated with approximately 45 percent of the anticipated natural gas purchases for refinery use through the second quarter of 2004. Commodity derivative instruments are also used to protect the value of excess refined product, crude oil and LPG inventories. Derivatives are used to lock in margins associated with future fixed price sales of refined products to non-retail customers. Commodity derivative instruments are used to protect against decreases in the future crack spreads. Within a limited framework, derivative instruments are also used to take advantage of trading opportunities identified in the commodity markets.

Marathon does not attempt to qualify commodity derivative instruments used in its RM&T operations for hedge accounting and, therefore, recognizes all changes in the fair value of derivatives used in its RM&T operations in income, despite the fact that most of these derivatives have an underlying physical commodity transaction. Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transactions. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transactions. Derivative gains (losses) included in RM&T segment income for the first quarter of 2004 and 2003 are summarized in the following table:

	First Quarter Ended March 31
Strategy	2004	2003
(In Millions)
Mitigate price risk	$(58)	$(60)
Protect carrying values of excess inventories	(24)	(20)
Protect margin on fixed price sales	3	1
Protect crack spread values	(41)	(4)
Trading activities	2	2

Total net derivative losses	$(118)	$(81)

In the fourth quarter 2003 and the first quarter 2004, using derivative instruments MAP sold crack spreads forward through the third quarter 2004 at values higher than the company thought sustainable in the actual months these contracts expire. Included in the $41 million derivative loss in the first quarter 2004 noted in the above table for the “Protect crack spread values” strategy was approximately a $30 million loss due to the mark-to-market of the crack spreads that will expire in the second and third quarters of 2004. The table below summarizes the open protect crack spread values strategies in place at March 31, 2004.

Contract Type	Period	Quarterly Volume	Average Price(a)
Gasoline crack spreads	April—June 2004	13 mmbbls	$8.78 bbl
Gasoline crack spreads	July—September 2004	5 mmbbls	$7.24 bbl
Distillate crack spreads	April—June 2004	1 mmbbls	$2.24 bbl
(a)	Crack spread strategies include both Over the Counter U.S. Gulf Coast price based and New York Mercantile Exchange (“NYMEX”) based derivative instruments. The average price is weighted by the volume of each type of derivative instrument.

IG Segment

Marathon has used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, Marathon will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in its ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative gains (losses) included in IG segment income were $8 million and $(18) million for the first quarter 2004 and 2003, respectively. IG’s trading activity losses of $7 million in the first quarter of 2003 are included in the aforementioned amounts.

Other Commodity Related Risks

Marathon is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in commodity derivative instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, NYMEX contracts for natural gas are priced at Louisiana’s Henry Hub, while the underlying quantities of natural gas may be produced and sold in the western United States at prices that do not move in strict correlation with NYMEX prices. To the extent that commodity price changes in one region are not reflected in other regions, commodity derivative instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to a portion of basis risk.

Marathon is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

Interest Rate Risk

Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates as of March 31, 2004 is provided in the following table:

Financial Instruments(a)	Fair Value (e)	Incremental Increase in Fair Value (b)
(In millions)
Financial assets:
Interest rate swap agreements	$28	$13
Financial liabilities:
Long-term debt (c)(d)	$4,595	$168

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	For long-term debt, this assumes a 10 percent decrease in the weighted average yield to maturity of Marathon’s long-term debt at March 31, 2004. For interest rate swap agreements, this assumes a 10 percent decrease in the effective swap rate at March 31, 2004.

(c)	See below for sensitivity analysis.

(d)	Includes amounts due within one year.

(e)	Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

At March 31, 2004, Marathon’s portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $168 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon’s results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

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

Floating Rate to be Paid	Fixed Rate to be Received	Notional Amount ($Millions)	Swap Maturity	Fair Value ($Millions)
Six Month LIBOR +4.226%	6.650%	$300	2006	$3
Six Month LIBOR +1.935%	5.375%	$450	2007	$13
Six Month LIBOR +3.285%	6.850%	$400	2008	$11
Six Month LIBOR +2.142%	6.125%	$200	2012	$1

Foreign Currency Exchange Rate Risk

Marathon has a program to manage its exposure to foreign currency exchange rates by utilizing forward contracts. The primary objective of this program is to reduce Marathon’s exposure to movements in the foreign currency markets by locking in foreign currency rates. As of March 31, 2004, Marathon had no open contracts.

Credit Risk

Marathon has significant credit risk exposure to United States Steel arising from the Separation. That exposure is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Obligations Associated with the Separation of United States Steel” on page 20.

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

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	First Quarter Ended March 31
(Dollars in millions, except as noted)	2004	2003
INCOME FROM OPERATIONS(a)
Exploration and Production
United States	$306	$361
International	172	154

E&P Segment Income	478	515
Refining, Marketing and Transportation(b)	49	70
Integrated Gas	15	2

Segment Income	$542	$587
Items not allocated to segments:
Administrative expenses	$(64)	$(44)
Gain on ownership change—MAP	—	4

Income from Operations	$478	$547

CAPITAL EXPENDITURES(a)
Exploration and Production	$172	$217
Refining, Marketing and Transportation	135	131
Integrated Gas	35	8
Corporate	2	1

Total	$344	$357

EXPLORATION EXPENSE
United States	$8	$38
International	17	10

Total	$25	$48

OPERATING STATISTICS
Net Liquid Hydrocarbon Production (mbpd)(c)
United States	91.8	117.7
Europe	45.0	49.2
Other International	16.1	1.6
West Africa	31.0	18.2

Total International	92.1	69.0

Worldwide continuing operations	183.9	186.7
Discontinued operations	—	4.3

Worldwide	183.9	191.0
Net Natural Gas Production (mmcfd)(c)(d)
United States	701.4	778.0
Europe	358.6	387.5
West Africa	76.3	72.6

Total International	434.9	460.1

Worldwide continuing operations	1,136.3	1,238.1
Discontinued operations	—	98.7

Worldwide	1,136.3	1,336.8
Total production (mboepd)	373.3	413.8

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	First Quarter Ended March 31
	2004	2003
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$29.74	$29.91
Europe	31.10	31.19
Other International	17.71	32.13
West Africa	29.48	28.83
Total International	28.22	30.59
Worldwide continuing operations	28.98	30.16
Discontinued operations	—	31.20
Worldwide	$28.98	$30.19

Natural Gas ($ per mcf)
United States	$4.71	$5.38

Europe	4.14	3.37
West Africa	.24	.25
Total International	3.46	2.88
Worldwide continuing operations	4.23	4.45
Discontinued operations	—	6.15
Worldwide	$4.23	$4.57

Average Sales Prices (including derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$28.09	$28.94
Europe	30.11	30.32
Other International	17.59	32.13
West Africa	29.48	28.83
Total International	27.71	29.97
Worldwide continuing operations	27.90	29.32
Discontinued operations	—	31.20
Worldwide	$27.90	$29.36

Natural Gas ($ per mcf)
United States	$4.66	$4.86

Europe	4.56	3.30
West Africa	.24	.25
Total International	3.80	2.82
Worldwide continuing operations	4.33	4.10
Discontinued operations	—	6.15
Worldwide	$4.33	$4.25

MARATHON OIL CORPORATION

Supplemental Statistics—(Unaudited)

	First Quarter Ended March 31
(Dollars in millions, except as noted)	2004	2003
MAP:
Refinery Runs (mbpd)
Crude oil refined	788.6	853.1
Other charge and blend stocks	196.2	96.4

Total	984.8	949.5
Refined Product Yields (mbpd)
Gasoline	552.2	483.4
Distillates	234.8	257.5
Propane	19.8	19.1
Feedstocks and special products	108.0	105.6
Heavy fuel oil	26.8	18.0
Asphalt	57.0	65.7

Total	998.6	949.3
Refined Products Sales Volumes (mbpd)(e)	1,307.3	1,280.2
Matching buy/sell volumes included in refined product sales volumes (mbpd)	79.6	78.3
Refining and Wholesale Marketing Margin(f)(g)	$0.0344	$0.0408
Number of SSA Retail Outlets	1,773	2,005
SSA Gasoline and Distillate Sales(h)	763	829
SSA Gasoline and Distillate Gross Margin(f)	$0.1145	$0.1166
SSA Merchandise Sales	$521	$522
SSA Merchandise Gross Margin	$132	$133

(a)	In January 2004, Marathon changed its business segments to fully reflect all the operations of the integrated gas strategy within a single segment and has realigned its segment reporting to reflect a new business segment, Integrated Gas. Segment income and capital expenditures for previous quarters in 2003 have been revised to reflect this change.
(b)	Includes MAP at 100 percent. RM&T segment income includes Ashland’s 38 percent interest in MAP of $18 million and $31 million in the first quarter 2004 and 2003, respectively.
(c)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are before royalties.
(d)	Includes gas acquired for injection and subsequent resale of 22.0 mmcfd and 29.7 mmcfd in the first quarter 2004 and 2003, respectively.
(e)	Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.
(f)	Per gallon
(g)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(h)	Millions of gallons

Part II—OTHER INFORMATION:

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Marathon and its affiliated purchaser during the quarter ended March 31, 2004 of equity securities that are registered by Marathon pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04-01/31/04	5,713	$33.62	N/A	N/A
02/01/04-02/29/04	3,002	$33.39	N/A	N/A
03/01/04-03/31/04	34,785	$35.09	N/A	N/A
Total:	43,500	$34.78	N/A
(1)	43,500 shares were repurchased in open-market transactions under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) by the administrator of the Plan. Stock needed to meet the requirements of the Plan are either purchased in the open market or issued directly by Marathon.

Part II—OTHER INFORMATION—(continued):

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 28, 2004. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in Marathon’s 2004 Proxy Statement.

1.	Votes regarding the persons elected to serve as Class II directors for a term expiring in 2007 were as follows:

NOMINEE	VOTES FOR	VOTES WITHHELD
Charles F. Bolden, Jr.	262,030,197	13,468,049
Charles R. Lee	260,399,529	15,098,717
Dennis H. Reilley	261,790,512	13,707,734
Thomas J. Usher	260,557,022	14,941,224

Continuing as Class I directors for a term expiring in 2006 are Clarence P. Cazalot, Jr., David A. Daberko and William L. Davis. Continuing as Class III directors for a term expiring in 2005 are Dr. Shirley Ann Jackson, Philip Lader, Seth E. Schofield and Douglas C. Yearley.

2.	PricewaterhouseCoopers LLP was ratified as the independent auditors for 2004. The voting results were:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
266,131,447	6,919,644	2,447,155

3.	The stockholder proposal to adopt a climate change resolution was not approved. This proposal asked that a committee of independent directors of the board assess how Marathon is responding to rising regulatory, competitive, and public pressure to significantly reduce carbon dioxide and other greenhouse gas emissions and report to shareholders (at reasonable cost and omitting proprietary information) by September 1, 2004. The voting results were:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
59,907,052	161,863,986	20,865,937	32,861,271

4.	The stockholder proposal to limit severance compensation for senior executive officers was approved. This proposal asked that the Board of Directors seek shareholder approval of future severance agreements with senior executives that provide benefits, which includes lump-sum cash payments and the estimated present value of periodic retirement payments, fringe benefits, perquisites and consulting fees to be paid to the executive, in an amount exceeding 2.99 times the sum of the executives’ base salary plus bonus. The voting results were:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
169,853,992	69,583,115	3,198,213	32,862,926

Part II – OTHER INFORMATION—(Continued):

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

2.1	Master Agreement, dated as of March 18, 2004, among Ashland, Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC. (Incorporated by reference to Exhibit 2.1 to Marathon Oil Corporation’s Form 8-K dated March 18, 2004 [filed March 22, 2004]).

10.1	Amendment No. 2 dated as of March 18, 2004, to the Amended and Restated Limited Liability Company Agreement, dated as of December 31, 1998, of Marathon Ashland Petroleum LLC, by and between Ashland Inc. and Marathon Oil Company. (Incorporated by reference to Exhibit 10.4 to Marathon Oil Corporation’s Form 8-K dated March 18, 2004 [filed March 22, 2004]).

10.2	Amendment No. 2 dated as of March 17, 2004 to Put/Call, Registration Rights and Standstill Agreement among Marathon Oil Company, Ashland Inc., and Marathon Ashland Petroleum LLC. (filed herewith).

10.3	Tax Matters Agreement, dated as of March 18, 2004, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (Incorporated by reference to Exhibit 10.1 to Marathon Oil Corporation’s Form 8-K dated March 18, 2004 [filed March 22, 2004]).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

Form 8-K dated January 27, 2004 (filed January 27, 2004), reporting under Item 12. Disclosure of Results of Operations and Financial Condition, that Marathon Oil Corporation is furnishing information for the January 27, 2004 press release titled “Marathon Oil Corporation Reports Fourth Quarter and Year End 2003 Results.”

Form 8-K dated March 18, 2004 (filed March 22, 2004), reporting under Item 5. Other Events, that Marathon Oil Corporation on March 19, 2004 announced that it had entered into an agreement with Ashland Inc. (“Ashland”) pursuant to which Ashland will transfer to Marathon Ashland’s 38% ownership interest in Marathon Ashland Petroleum LLC (“MAP”) and a portion of Ashland’s instant oil change business consisting of 61 Valvoline Instant Oil Change Centers located in Ohio and Michigan and Ashland’s maleic anhydride business, the associated plant in West Virginia and related assets.

Form 8-K dated March 18, 2004 (filed March 22, 2004), reporting under Item 5. Other Events, that on March 25, 2004, Marathon Oil Corporation (“Marathon”) entered into an underwriting agreement for the public offering of an aggregate of up to 34,500,000 shares, which amount included 4,500,000 shares issuable upon exercise of an option to cover over-allotments, of its Common Stock, par value $1.00 per share (the “Shares”).

Form 8-K dated April 27, 2004 (filed April 27, 2004), reporting under Item 12. Disclosure of Results of Operations and Financial Condition, that Marathon Oil Corporation is furnishing information for the April 27, 2004 press release titled “Marathon Oil Corporation Reports First Quarter 2004 Results.”

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

MARATHON OIL CORPORATION

By:	/s/ A. G. ADKINS

A. G. Adkins Vice President— Accounting and Controller

May 4, 2004