Form 10-Q
period 2004-06-30
MARATHON OIL CORP
filed 2004-08-03
CIK 101778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

There were 346,062,009 shares of Marathon Oil Corporation common stock outstanding as of July 23, 2004.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended June 30, 2004

Part I - Financial Information

MARATHON OIL CORPORATION

Consolidated Statement of Income (Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share)	2004	2003	2004	2003
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$12,248	$9,415	$22,685	$19,216
Sales to related parties	266	229	481	460
Income (loss) from equity method investments	43	(67)	70	(19)
Net gains on disposal of assets	6	120	8	122
Gain (loss) on ownership change in Marathon Ashland Petroleum LLC	1	(4)	1	—
Other income	28	13	40	26

Total revenues and other income	12,592	9,706	23,285	19,805

Costs and expenses:
Cost of revenues (excludes items shown below)	9,866	7,394	18,361	15,271
Purchases from related parties	56	49	84	81
Consumer excise taxes	1,138	1,091	2,190	2,107
Depreciation, depletion and amortization	308	297	610	589
Selling, general and administrative expenses	289	244	519	451
Other taxes	79	78	162	158
Exploration expenses	27	27	52	75

Total costs and expenses	11,763	9,180	21,978	18,732

Income from operations	829	526	1,307	1,073
Net interest and other financing costs	51	52	89	118
Minority interest in income of Marathon Ashland Petroleum LLC	220	105	237	135
Minority interest in loss of Equatorial Guinea LNG Holdings Limited	(4)	—	(4)	—

Income from continuing operations before income taxes	562	369	985	820
Provision for income taxes	214	134	379	300

Income from continuing operations	348	235	606	520
Discontinued operations	4	13	4	31

Income before cumulative effect of changes in accounting principles	352	248	610	551
Cumulative effect of a change in accounting principles	—	—	—	4

Net income	$352	$248	$610	$555

Income Per Share (Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Basic:
Income from continuing operations	$1.01	$.76	$1.85	$1.68
Net income	$1.02	$.80	$1.86	$1.79
Diluted:
Income from continuing operations	$1.01	$.76	$1.84	$1.68
Net income	$1.02	$.80	$1.85	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Balance Sheet (Unaudited)

(Dollars in millions)	June 30 2004	December 31 2003
Assets
Current assets:
Cash and cash equivalents	$2,214	$1,396
Receivables, less allowance for doubtful accounts of $6 and $5	2,817	2,389
Receivables from United States Steel	25	20
Receivables from related parties	231	121
Inventories	2,146	1,955
Other current assets	182	163

Total current assets	7,615	6,044
Investments and long-term receivables, less allowance for doubtful accounts of $10 and $10	1,530	1,323
Receivables from United States Steel	587	593
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $11,868 and $11,363	11,061	10,830
Prepaid pensions	166	181
Goodwill	252	252
Intangibles	112	118
Other noncurrent assets	153	141

Total assets	$21,476	$19,482
Liabilities
Current liabilities:
Accounts payable	$3,684	$3,352
Payable to United States Steel	4	4
Payable to related parties	23	17
Payroll and benefits payable	221	230
Accrued taxes	303	247
Accrued interest	95	85
Long-term debt due within one year	22	272

Total current liabilities	4,352	4,207
Long-term debt	4,050	4,085
Deferred income taxes	1,504	1,489
Employee benefits obligations	1,023	984
Asset retirement obligations	419	390
Payable to United States Steel	8	8
Deferred credits and other liabilities	239	233

Total liabilities	11,595	11,396
Minority interest in Marathon Ashland Petroleum LLC	2,254	2,011
Minority interest in Equatorial Guinea LNG Holdings Limited	85	—
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock:
Common Stock issued – 346,665,978 shares at June 30, 2004 and 312,165,978 at December 31, 2003 (par value $1 per share, authorized 550,000,000 shares)	347	312
Common stock held in treasury 699,141 shares at June 30, 2004 and 1,744,370 shares at December 31, 2003	(19)	(46)
Additional paid-in capital	4,017	3,033
Retained earnings	3,343	2,897
Accumulated other comprehensive loss	(133)	(112)
Unearned compensation	(13)	(9)

Total stockholders’ equity	7,542	6,075

Total liabilities and stockholders’ equity	$21,476	$19,482

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statement of Cash Flow (Unaudited)

	Six Months Ended June 30
(Dollars in millions)	2004	2003
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$610	$555
Adjustments to reconcile to net cash provided from operating activities:
Cumulative effect of changes in accounting principles	—	(4)
Income from discontinued operations	(4)	(31)
Deferred income taxes	(4)	(38)
Minority interest in income of subsidiaries	233	135
Depreciation, depletion and amortization	610	589
Pension and other postretirement benefits - net	49	82
Exploratory dry well costs	13	40
Net gains on disposal of assets	(8)	(122)
Impairment of investments	—	107
Changes in:
Current receivables	(442)	(438)
Inventories	(191)	(147)
Current accounts payable and accrued expenses	340	200
All other - net	24	72

Net cash provided from continuing operations	1,230	1,000
Net cash provided from discontinued operations	—	78

Net cash provided from operating activities	1,230	1,078

Investing activities:
Capital expenditures	(817)	(826)
Acquisitions	—	(220)
Disposal of assets	21	315
Restricted cash - withdrawals	4	61
- deposits	(5)	(93)
Investments - contributions	(2)	(28)
- loans and advances	(106)	(34)
- returns and repayments	—	42
Advances on construction projects	(102)	—
All other - net	(6)	(16)
Investing activities of discontinued operations	—	(22)

Net cash used in investing activities	(1,013)	(821)

Financing activities:
Commercial paper and revolving credit arrangements - net	—	(53)
Debt issuance costs	(5)	—
Other debt repayments	(255)	(35)
Net proceeds from sale of common stock	1,004	—
Treasury common stock - proceeds from issuances	24	1
Dividends paid	(164)	(143)
Distributions to minority shareholder of Marathon Ashland Petroleum LLC	—	(26)

Net cash provided from (used in) financing activities	604	(256)

Effect of exchange rate changes on cash:
Continuing operations	(3)	7
Discontinued operations	–	5

Net increase in cash and cash equivalents	818	13
Cash and cash equivalents at beginning of period	1,396	488
Cash and cash equivalents at end of period	$2,214	$501
Interest and other financial costs paid (net of amount capitalized)	$(102)	$(129)
Income taxes paid	(328)	(292)

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements – (Unaudited)

1.	Basis of Presentation

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

The Separation – On December 31, 2001, in a tax-free distribution to holders of Marathon’s USX—U. S. Steel Group class of common stock (“Steel Stock”), Marathon exchanged the common stock of its wholly owned subsidiary United States Steel Corporation (“United States Steel”) for all outstanding shares of Steel Stock on a one-for-one basis (the “Separation”).

Amounts Receivable from or Payable to United States Steel Arising from the Separation – Marathon remains primarily obligated for certain financings for which United States Steel has assumed responsibility for repayment under the terms of the Separation. When United States Steel makes payments on the principal of these financings, both the receivable and the obligation will be reduced.

Amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions)	June 30 2004	December 31 2003
Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$25	$20

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$587	$593

Payables:
Current:
Income tax settlement and related interest payable	$4	$4

Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$8	$8

Marathon remains primarily obligated for $60 million of operating lease obligations assumed by United States Steel, of which $45 million has been assumed by other third parties that had purchased plants and operations divested by United States Steel.

3.	Business Combinations

On May 12, 2003, Marathon acquired Khanty Mansiysk Oil Corporation (“KMOC”) for $285 million, including the assumption of $31 million in debt. KMOC is currently evaluating or developing nine oil fields in the Khanty-Mansiysk region of western Siberia in the Russian Federation. Results of operations for 2003 include the results of KMOC from May 12, 2003. The allocation of purchase price is final. There was no goodwill associated with the purchase.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Cash	$2
Receivables	10
Inventories	3
Investments and long-term receivables	19
Property, plant and equipment	325
Other assets	5

Total assets acquired	$364

Current liabilities	$20
Long-term debt	31
Asset retirement obligations	12
Deferred income taxes	45
Other liabilities	2

Total liabilities assumed	$110

Net assets acquired	$254

The following unaudited pro forma data for Marathon includes the results of operations of the above acquisition giving effect to the acquisition as if it had been consummated at the beginning of the six months ended June 30, 2003. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(In millions)
Revenue and other income	$19,828
Income from continuing operations	513
Net income	548
Per share amounts applicable to Common Stock:
– Income from continuing operations – basic and diluted	1.65
– Net income – basic and diluted	1.77

4.	Discontinued Operations

On October 1, 2003, Marathon sold its exploration and production operations in western Canada for $612 million. This divestiture decision was made as part of Marathon’s strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in Marathon’s Consolidated Statement of Income. The sale resulted in a gain of $278 million, including a tax benefit of $8 million, which has been reported in discontinued operations in the fourth quarter of 2003. Revenues applicable to the discontinued operations totaled $61 million and $131 million for the second quarter of 2003 and the six months ended June 30, 2003, respectively. Pretax income from discontinued operations totaled $23 million and $50 million for the second quarter of 2003 and the six months ended June 30, 2003, respectively. In the second quarter of 2004, the final working capital adjustment was determined, which resulted in an additional gain of $4 million and is reported in discontinued operations.

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

	Second Quarter Ended June 30
	2004		2003
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$348	$348	$235	$235
Income from discontinued operations	4	4	13	13

Net income	$352	$352	$248	$248

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	344,631	344,631	310,037	310,037
Effect of dilutive securities – stock options	—	1,491	—	79

Average common shares including dilutive effect	344,631	346,122	310,037	310,116

Per share:
Income from continuing operations	$1.01	$1.01	$.76	$.76

Income from discontinued operations	$.01	$.01	$.04	$.04

Net income	$1.02	$1.02	$.80	$.80

	Six Months Ended June 30
	2004		2003
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$606	$606	$520	$520
Income from discontinued operations	4	4	31	31
Cumulative effect of changes in accounting principles	—	—	4	4

Net income	$610	$610	$555	$555

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	327,602	327,602	309,975	309,975
Effect of dilutive securities – stock options	—	1,631	—	64

Average common shares including dilutive effect	327,602	329,233	309,975	310,039

Per share:
Income from continuing operations	$1.85	$1.84	$1.68	$1.68

Income from discontinued operations	$.01	$.01	$.10	$.10

Cumulative effect of changes in accounting principles	$—	$—	$.01	$.01

Net income	$1.86	$1.85	$1.79	$1.79

7.	Stock-Based Compensation Plans

The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2004	2003	2004	2003
Net income
As reported	$352	$248	$610	$555
Add: Stock-based compensation expense included in reported net income, net of related tax effects	19	3	24	5
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(12)	(3)	(16)	(5)

Pro forma net income	$359	$248	$618	$555

Basic net income per share
As reported	$1.02	$.80	$1.86	$1.79
Pro forma	$1.04	$.80	$1.89	$1.79
Diluted net income per share
As reported	$1.02	$.80	$1.85	$1.79
Pro forma	$1.04	$.80	$1.88	$1.79

8.	Segment Information

Marathon’s operations consist of three operating segments: 1) Exploration and Production (“E&P”) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (“RM&T”) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest, upper Great Plains and southeastern United States through its 62 percent owned consolidated subsidiary, Marathon Ashland Petroleum LLC (“MAP”); and 3) Integrated Gas (“IG”) – markets and transports its own and third-party natural gas and products manufactured from natural gas, such as liquefied natural gas and methanol, primarily in the United States, Europe, and West Africa.

Effective January 1, 2004, Marathon realigned its segment reporting to reflect a new business segment, Integrated Gas. This segment includes Marathon’s liquefied natural gas (“LNG”) operations in Alaska and Equatorial Guinea, methanol operations in Equatorial Guinea, and certain other natural gas marketing and transportation activities, along with expenses related to the continued development of an integrated gas business. These activities were previously reported in the Other Energy Related Businesses (“OERB”) segment, which has been eliminated. Crude oil marketing and transportation activities and costs associated with a gas-to-liquids (“GTL”) demonstration plant, previously reported in OERB, are now reported in the E&P segment. Refined product transportation activities not included in MAP, also previously reported in OERB, are now reported in the RM&T segment. The 2003 information has been restated to reflect the new segment structure.

The following represents information by operating segment:

(In millions)	E&P	RM&T	IG	Total Segments
Second Quarter 2004
Revenues:
Customer	$1,054	$10,849	$345	$12,248
Intersegment(a)	97	43	32	172
Related parties	4	262	—	266

Total revenues	$1,155	$11,154	$377	$12,686

Segment income (loss)	$343	$577	$(8)	$912
Income from equity method investments	4	21	18	43
Depreciation, depletion and amortization(b)	195	104	2	301
Capital expenditures(c)	180	138	151	469
Second Quarter 2003
Revenues:
Customer	$1,060	$7,752	$603	$9,415
Intersegment (a)	107	29	34	170
Related parties	6	223	—	229

Total revenues	$1,173	$8,004	$637	$9,814

Segment income	$312	$258	$27	$597
Income from equity method investments(d)	16	28	13	57
Depreciation, depletion and amortization(b)	196	93	2	291
Capital expenditures(c)	297	157	14	468

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.

(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

(d)	Excludes a $124 million loss on the dissolution of MKM Partners L.P., which was not allocated to segments.

(In millions)	E&P	RM&T	IG	Total Segments
Six Months 2004
Revenues:
Customer	$2,230	$19,684	$771	$22,685
Intersegment(a)	162	57	72	291
Related parties	7	474	—	481

Total revenues	$2,399	$20,215	$843	$23,457

Segment income	$821	$626	$7	$1,454
Income from equity method investments	9	31	30	70
Depreciation, depletion and amortization(b)	390	202	4	596
Capital expenditures(c)	352	273	186	811
Six Months 2003
Revenues:
Customer	$2,347	$15,732	$1,137	$19,216
Intersegment(a)	264	76	64	404
Related parties	9	451	—	460

Total revenues	$2,620	$16,259	$1,201	$20,080

Segment income	$827	$328	$29	$1,184
Income from equity method investments(d)	38	41	26	105
Depreciation, depletion and amortization(b)	392	181	3	576
Capital expenditures(c)	514	288	22	824

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.

(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

(d)	Excludes a $124 million loss on the dissolution of MKM Partners L.P., which was not allocated to segments.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated statement of income:

(In millions)	Second Quarter Ended June 30
	2004	2003
Segment income	$912	$597
Items not allocated to segments:
Administrative expenses	(84)	(49)
Gain on disposal of assets(a)	—	106
Loss on dissolution of MKM Partners L.P.	—	(124)
Gain (loss) on ownership change in MAP	1	(4)

Total income from operations	$829	$526

	Six Months Ended June 30
(In millions)	2004	2003
Segment income	$1,454	$1,184
Items not allocated to segments:
Administrative expenses	(148)	(93)
Gain on disposal of assets(a)	—	106
Loss on dissolution of MKM Partners L.P.	—	(124)
Gain (loss) on ownership change in MAP	1	—

Total income from operations	$1,307	$1,073

(a)	Represents gains on sale of Marathon’s interest in CLAM Petroleum B.V., Speedway SuperAmerica LLC (“SSA”) stores in Florida, South Carolina, North Carolina and Georgia and certain fields in the Big Horn Basin of Wyoming.

9.	Pensions and Other Postretirement Benefits

The following summarizes the components of net periodic benefit costs:

	Second Quarter Ended June 30
	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Service cost	26	25	5	5
Interest cost	27	25	12	13
Expected return on plan assets	(23)	(22)	—	—
Amortization – net transition gain	(1)	(1)	—	—
– prior service costs (credits)	1	1	(4)	(2)
– actuarial loss	13	10	4	4
Multi-employer plans	1	1	1	1
Settlement and curtailment losses	3	4	—	—

Net periodic benefit cost(a)	$47	$43	$18	$21

(a)	Includes MAP’s net periodic pension cost of $29 million and $30 million and other benefits cost of $10 million and $9 million for the second quarter of 2004 and 2003. Includes international net periodic pension cost of $5 million and $5 million for the second quarter of 2004 and 2003.

	Six Months Ended June 30
	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Service cost	$52	$46	$10	$10
Interest cost	54	49	24	25
Expected return on plan assets	(46)	(45)	—	—
Amortization – net transition gain	(2)	(2)	—	—
– prior service costs (credits)	2	2	(8)	(4)
– actuarial loss	26	17	8	6
Multi-employer plans	1	1	1	1
Settlement and curtailment losses	10	4	—	—

Net periodic benefit cost(b)	$97	$72	$35	$38

(b)	Includes MAP’s net periodic pension cost of $59 million and $52 million and other benefits cost of $19 million and $17 million for the first six months of 2004 and 2003. Includes international net periodic pension cost of $11 million and $9 million for the first six months of 2004 and 2003.

Marathon expects to contribute approximately $100 million to the MAP funded pension plan and $23 million to its foreign funded pension plans in 2004. As of June 30, 2004, $11 million of contributions have been made to the foreign plans. On April 14, 2004, MAP made a contribution of $42 million to its qualified pension plan. In addition, as of June 30, 2004, contributions made from the general assets of Marathon to cover current benefit payments related to the unfunded pension and other postretirement benefit plans were $11 million and $15 million.

During 2004, the FASB released Staff Position FAS 106-2 (“FSP 106-2”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”). Effective July 1, 2004, Marathon will adopt FSP 106-2, as required. FSP 106-2 includes guidance on recognizing the effects of the new legislation under the various conditions surrounding the assessment of “actuarial equivalence”. Marathon has determined based on available regulatory guidance, that the postretirement plans’ prescription drug benefits are actuarially equivalent to the Medicare “Part D” benefit under the Act. Currently, measures of the net periodic benefit cost do not reflect any amount associated with the subsidy, as Marathon has not decided which of the alternatives under the Act to implement at this time.

10.	Business Transformation

During the third quarter of 2003, Marathon implemented an organizational realignment plan that included streamlining Marathon’s business processes and services, realigning reporting relationships to reduce costs across all organizations, consolidating organizations in Houston and reducing the workforce. In the second quarter of 2004, Marathon initiated two outsourcing agreements to achieve further business process improvements and cost reductions.

During the second quarter and first six months of 2004, Marathon recorded $10 million and $14 million of costs as general and administrative expenses related to the 2003 and 2004 business transformation programs. These charges included employee severance and benefit costs related to the elimination of approximately 300 regular employee positions in connection with the 2004 program, relocation costs, and a pension curtailment loss.

The following table sets forth the significant components and activity in the business transformation programs during the six months ended June 30, 2004:

	Accrued 12/31/03	Accruals through 6/30/04	Non-cash Charge	Cash Payments	Accrued 6/30/04
(In millions)
Employee severance and termination benefits	$12	$9	$—	$14	$7
Pension plan curtailment loss	—	3	3	—	—
Relocation costs	5	2	—	6	1
Fixed asset related costs	1	—	—	—	1

Total	$18	$14	$3	$20	$9

An additional charge of $37 million is expected to be incurred in the remainder of 2004 related to the programs, including an estimated $29 million pension plan settlement loss and an estimated $11 million other postretirement plan curtailment gain.

11.	Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods shown:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions)	2004	2003	2004	2003
Net income	$352	$248	$610	$555
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	(5)	—	(5)
Change in fair value of derivative instruments	(5)	(14)	(21)	(10)

Total comprehensive income	$347	$229	$589	$540

During the first six months of 2004 and 2003, less than $1 million and $5 million of losses, net of tax, were reclassified into net income as it was no longer probable the original forecasted transactions would occur. During the second quarter of 2003, $3 million of losses, net of tax, were reclassified.

12.	Inventories

Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined primarily under the last-in, first-out (“LIFO”) method.

	June 30 2004	December 31 2003
(In millions)
Liquid hydrocarbons and natural gas	$760	$674
Refined products and merchandise	1,271	1,151
Supplies and sundry items	115	130

Total (at cost)	$2,146	$1,955

13.	Debt

During the second quarter of 2004, Marathon replaced both its $1.354 billion long-term revolving credit facility and $575 million 364-day facility with a $1.5 billion five-year revolving credit facility. Concurrent with the new Marathon five-year revolving credit facility, MAP entered into a new $500 million five-year revolving credit facility with third-party financial institutions in the second quarter of 2004. Interest on these facilities is based on defined short-term market rates. During the term of the agreements, Marathon is obligated to pay a facility fee on total commitments, which at June 30, 2004, was 0.125%. Marathon paid approximately $4 million in debt issuance costs associated with these new five-year revolving credit facilities. At June 30, 2004, there were no borrowings against these facilities. At June 30, 2004, Marathon had no commercial paper outstanding under its U.S. commercial paper program that is backed by its long-term revolving credit facility. Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million.

MAP has a $190 million revolving credit agreement with Ashland Inc. (“Ashland”) that terminates in March 2005. Pursuant to the terms of Marathon’s agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland (see Note 15), MAP effectively will be restricted from borrowing from Ashland under this facility after September 30, 2004. At June 30, 2004, there were no borrowings against this facility.

At June 30, 2004, in the event of a change in control of Marathon, debt obligations totaling $1.583 billion may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase certain equipment at United States Steel’s Fairfield Works for $86 million or provide a letter of credit to secure the remaining obligation.

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

Environmental matters – Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of contaminated sites or waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2004 and December 31, 2003, accrued liabilities for remediation totaled $112 million and $117 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $72 million at June 30, 2004, and $86 million at December 31, 2003.

Guarantees – During the second quarter of 2004, Marathon entered into certain guarantees and indemnifications in connection with the sale of a refined products terminal to Kinder Morgan Bulk Terminals, Inc. There is not a specified term on the guarantees and the maximum potential amount of future payments under the guarantees and indemnifications is estimated to be $5 million.

Contract commitments – At June 30, 2004, Marathon’s contract commitments to acquire property, plant and equipment and long-term investments totaled $1.202 billion. The $637 million increase from December 31, 2003 is primarily due to contractual commitments related to Equatorial Guinea LNG joint venture. For additional information, see note 17. Included in these contract commitments is $95 million related to the approximately $300 million in refinery upgrade and expansion projects for MAP’s 74,000 bpd Detroit, Michigan refinery. Marathon will loan MAP the funds necessary for the Detroit, Michigan refinery upgrade and expansion projects. The MAP LLC Agreement has been amended to allow the Detroit refinery cash flows to be dedicated to service this debt. The Put/Call Agreement was amended to provide that, in the event Marathon exercises its call right, the Detroit refinery will not be valued at an amount less than the working capital related to the Detroit refinery, excluding working capital additions related to the expansion and clean fuels project.

15.	Proposed Acquisition

Marathon has entered into an agreement which would result in the acquisition of the 38 percent ownership interest in MAP currently held by Ashland. In addition, Marathon would acquire a portion of Ashland’s Valvoline Instant Oil Change business and its maleic anhydride business. As a result of the transaction, MAP will become a wholly owned subsidiary of Marathon.

As part of the transaction, Ashland will receive approximately $800 million in cash and accounts receivable from MAP to redeem a portion of its interest in MAP. Marathon will assume approximately $1.9 billion of debt, which is expected to be repaid immediately following closing. Additionally, Ashland shareholders will receive $315 million in Marathon common stock. Ashland’s liabilities under certain existing environmental indemnification obligations related to MAP will be capped at $50 million.

The MAP Limited Liability Company Agreement has been amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction. As a result, the redemption proceeds to Ashland will be increased by an amount equal to approximately 38 percent of the cash accumulated from MAP’s operations during that period. MAP’s distributable cash was $237 million as of June 30, 2004. In the event of a termination of the acquisition agreement, MAP’s obligation to make cash distributions to Marathon and Ashland would be restored. In addition, Ashland does not have the right to exercise its put right and Marathon does not have the right to exercise its call right under the Put/Call Agreement unless and until the acquisition agreement is terminated.

On June 1, 2004, the United States Federal Trade Commission granted early termination of the pre-closing waiting period mandated by the Hart-Scott-Rodino Act, thereby indicating that it had no present intent to challenge the acquisition and permitting the parties to proceed toward closing. Additionally, Marathon and Ashland submitted a request for a letter ruling to the United States Internal Revenue Service (“IRS”) on the tax-free status of the proposed acquisition. Related to the proposed acquisition, Ashland filed a preliminary proxy statement on schedule 14A with the United States Securities and Exchange Commission on June 21, 2004. The completion of the acquisition is subject to a number of conditions, including a favorable tax ruling from the IRS, Ashland shareholder approval and Ashland public debt holder consents.

16.	Accounting Standards Not Yet Adopted

An issue recently removed from the EITF agenda, Issue No. 03-S “Applicability of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies,” was expected to address how oil and gas companies should classify the costs of acquiring contractual mineral interests in oil and gas properties on the balance sheet. The EITF had been considering an alternative interpretation of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) that mineral or drilling rights or leases, concessions or other interests representing the right to extract oil or gas should be classified as intangible assets rather than oil and gas properties.

On July 19, 2004, an exposure draft of FASB Staff Position FAS 142-b, “Application of FAS 142 to Oil- and Gas-Producing Entities” (“FSP FAS 142-b”) was issued. The exposure draft states drilling and mineral rights of oil- and gas-producing entities are excluded from SFAS No. 142. FSP FAS 142-b is expected to be effective the first reporting period beginning after the date that it is finalized.

Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles and the proposed FSP FAS 142-b. If a reclassification were to be required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.1 billion and $2.3 billion at June 30, 2004 and December 31, 2003. There would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Additional disclosures related to intangible assets would also be required.

17.	Equatorial Guinea LNG Joint Venture

On June 22, 2004, Marathon and Compania Nacional de Petroleos de Guinea Ecuatorial (“GEPetrol”) announced that all of the necessary agreements had been finalized for a liquefied natural gas (LNG) project, including the formation of a jointly-owned holding company Equatorial Guinea LNG Holdings Limited (“EGHoldCo”). Marathon holds a 75 percent economic interest and GEPetrol holds a 25 percent economic interest in EGHoldCo.

As of June 30, 2004, EGHoldCo is deemed to be a variable interest entity (“VIE”). Marathon is also the primary beneficiary of EGHoldCo. As a result, Marathon has consolidated EGHoldCo as of June 30, 2004. Marathon must reassess whether or not EGHoldCo is a VIE as facts and circumstances change. If EGHoldCo were no longer a VIE or if Marathon were no longer the primary beneficiary, Marathon would account for EGHoldCo under the equity method of accounting. While Marathon holds a 75 percent economic interest, GEPetrol has significant voting rights which effectively result in Marathon and GEPetrol sharing equally in decisions regarding EGHoldCo’s operations. Consequently, Marathon does not hold a controlling financial interest in EGHoldCo and is therefore precluded from consolidating EGHoldCo under the voting control model.

As of June 30, 2004, capital expenditures of $236 million related to the LNG project have been incurred and advances of $102 million to Bechtel, the engineering and construction contractor, have been paid. Receivables from related parties include $89 million in receivables from GEPetrol. Minority interest in EGHoldCo of $85 million represents GEPetrol’s 25 percent economic interest in the net assets of EGHoldCo. Start-up costs of approximately $18 million were recorded in the second quarter of 2004, $4 million of which are to be funded by GEPetrol.

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

Overview

Segment Realignment

In January 2004, Marathon changed its business segments to better reflect its integrated gas strategy. In the first quarter of 2004, Marathon realigned segment reporting and introduced a new business segment, Integrated Gas, and its OERB segment was eliminated. This new segment includes Marathon’s LNG operations in Alaska and Equatorial Guinea, methanol operations in Equatorial Guinea, and certain other natural gas marketing and transportation activities, along with expenses related to the continued development of the integrated gas business. Crude oil marketing and transportation activities and costs associated with a GTL demonstration plant, previously reported in the OERB segment, are now reported in the E&P segment. Refined product transportation activities not included in MAP, also previously reported in the OERB segment, are now reported in our RM&T segment.

Proposed Acquisition of Minority Interest in MAP

On March 18, 2004, Marathon entered into an agreement with Ashland to acquire Ashland’s 38 percent interest in MAP. During the second quarter, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act for the proposed acquisition. Also, Marathon and Ashland submitted a request for a letter ruling to the IRS on the tax-free status of the proposed acquisition. For additional information see Note 15 to the Consolidated Financial Statements.

Exploration Success

During the second quarter, Marathon continued its exploration success with discoveries in Angola and Equatorial Guinea. Marathon has announced five discoveries out of six key exploratory wells drilled during the first half of 2004.

Offshore Angola, Marathon participated in the fourth oil discovery on Block 31. The Venus-1 discovery well announced in early June was drilled to a total depth of 14,784 feet and encountered three pay intervals. The Venus discovery, along with the three nearby discoveries moves the northeast portion of Block 31, in which Marathon holds a 10 percent interest, closer to a commercial development.

Offshore Equatorial Guinea, Marathon participated in a natural gas and condensate discovery on the Alba Block (Sub Area A). The Deep Luba well was drilled to a total measured depth of 15,497 feet from the Alba field production platform and encountered 270 feet of net gas/condensate pay. This discovery reinforces the additional resource potential of the Alba field, in which Marathon holds a 63 percent interest.

In the Gulf of Mexico, the Kansas #3 exploration well, in which Marathon holds a 46 percent interest, recently completed drilling and was plugged and abandoned. Marathon along with its partners is analyzing well data to determine next steps.

Advanced Integrated Gas Strategy

During the second quarter of 2004, Marathon continued to make progress on its LNG project in Equatorial Guinea. Marathon, along with the Government of Equatorial Guinea and GEPetrol, the National Oil Company of Equatorial Guinea, finalized all of the necessary agreements for the Equatorial Guinea LNG project. This marked the final investment decision for this LNG project and construction is underway.

Marathon delivered two LNG cargos as part of the company’s Elba Island, Georgia, LNG regasification terminal agreement during the quarter. Under the terms of the agreement, Marathon can supply up to 58 billion cubic feet of natural gas (as LNG) per year, for up to 22 years, providing the company with access to U.S. LNG regasification capacity.

Achieved Strong Operational Performance at MAP

With the completion of a significant amount of refinery maintenance and the Catlettsburg repositioning project during the first quarter of this year, MAP was able to help meet market demand for transportation fuels during the second quarter resulting in the second best quarterly earnings in MAP’s six-year history. MAP set records for total refinery throughput, as well as crude oil throughput during the quarter. During the second quarter 2004, MAP refineries crude oil throughput totaled approximately 1.013 million barrels per day.

In the retail segment, Speedway SuperAmerica LLC same store merchandise sales results increased approximately 12 percent when compared to the same period last year.

Long-term Gas Contracts

Marathon has two long-term contracts for the sale of natural gas in the United Kingdom. These contracts expire in September 2009. These contracts were entered into in the early 1990s in support of Marathon’s investments in the East Brae field and the SAGE pipeline. Contract prices are linked to a basket of energy and other indices. The contract price is reset annually in October based on the previous twelve-month changes in the basket of indices. Consequently the prices under these contracts do not track forward gas prices.

These contracts are accounted for as derivative instruments under generally accepted accounting principles. Derivatives are required to be recorded in the balance sheet at fair value and changes in fair value are recognized in income. The fair value of these contracts is determined by applying the difference between the contract price and the U.K. forward gas strip price to the expected sales volumes for the next eighteen months under these contracts. Adjustments to the fair value of these contracts result in non-cash charges or credits to income from operations. The difference between the contract price and the U.K. forward gas strip price may fluctuate widely from time to time and may result in significant effects to income from operations.

During the second quarter of 2004, Marathon recorded a non-cash charge of $95 million to earnings and increased the derivative liability relating to the U.K. contracts to $110 million as of June 30, 2004. The increase is primarily due to the U.K. 18-month forward gas price curve strengthening more than 30 percent during the quarter. Since the adoption of the current accounting standard on derivatives, the fair value of these contracts has fluctuated from an asset value of $38 million to a liability value of $110 million.

SEC Inquiry Relating to Equatorial Guinea

By letter dated July 15, 2004, the United States Securities and Exchange Commission (“SEC”) notified Marathon that it was conducting an inquiry into payments made to the government of Equatorial Guinea, or to officials and persons affiliated with officials of the government of Equatorial Guinea. This inquiry follows an investigation and public hearing conducted by the United States Senate Permanent Subcommittee on Investigations, which reviewed the transactions of various foreign governments, including that of Equatorial Guinea, with Riggs Bank. The investigation and hearing also reviewed the operations of U.S. oil companies, including Marathon, in Equatorial Guinea. There was no finding in the Subcommittee’s report that Marathon violated the U.S. Foreign Corrupt Practices Act or any other applicable laws or regulations. Marathon is cooperating fully with the SEC inquiry.

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

Marathon estimates its 2004 production will average approximately 360,000 barrels of oil equivalent per day, excluding the effect of any acquisitions or dispositions, compared to previous estimates of approximately 365,000 boepd. This reduction is primarily a result of delays associated with the company’s liquids expansion projects in Equatorial Guinea.

Exploration

Major exploration activities, which are currently underway or under evaluation, include:

•	Angola, where Marathon is drilling the Cola well on Block 32 and plans to participate in one to two additional exploration wells offshore Angola during 2004;

•	Norway, where Marathon plans to participate in one additional exploration well during 2004;

•	Gulf of Mexico, where Marathon plans to participate in one exploration well during the remainder of 2004;

•	Equatorial Guinea, where Marathon expects to drill one additional exploration well offshore Equatorial Guinea in 2004;

•	Offshore Nova Scotia, where Marathon is drilling the Crimson well, which is expected to reach total depth late in the third quarter.

Production

In Equatorial Guinea, Marathon’s Phase 2A condensate expansion project is mechanically complete and expected to reach full capacity in the third quarter 2004. Phase 2A is expected to increase total liquids production from approximately 20,000 gross bpd to approximately 57,000 gross bpd (32,000 bpd net to Marathon). This project also has eliminated the need to flare gas, preserving the resource while reducing emissions.

The Phase 2B liquefied petroleum gas (LPG) expansion project is expected to start-up in the first half of 2005. Upon completion of Phase 2B, gross liquids production is expected to increase from approximately 57,000 bpd to approximately 79,000 bpd (44,500 bpd net to Marathon).

In Norway, Marathon and its partners continued to move forward with development plans for Alvheim, in which Marathon is operator and holds a 65 percent interest. Marathon and its Alvheim project partners submitted a plan of development and operation to the Norwegian authorities in July 2004, with approval anticipated during the fourth quarter of 2004 and first Alvheim production expected in early 2007. The Alvheim group has reached agreement to tie-in the nearby Klegg discovery, in which Marathon holds a 47 percent interest. Production from a combined Alvheim/Klegg development is expected to reach more than 50,000 net bpd during 2007. Also, the Hamsun discovery, announced earlier this year, is being examined as another possible tie-back to the Alvheim development. In February 2004, Marathon and its Alvheim project partners signed a purchase and sale agreement to acquire a multipurpose shuttle tanker. The purchase is contingent upon the approval of a plan of development and operation by the Norwegian authorities.

Marathon continues to negotiate the terms of reentry to Libya, which would reestablish a significant core area for Marathon. Also, Marathon is marketing Pennaco Energy, Inc. and its coalbed natural gas assets in the Powder River Basin as part of Marathon’s ongoing efforts to actively manage its global asset portfolio. Strong natural gas prices and recent sales transactions in the Rocky Mountains indicate that now is the appropriate time to solicit potential offers for these interests.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon, natural gas and condensate production, the exploration drilling program, the Phase 2B LPG expansion project, the possibility of an equipment purchase and a possible disposition of coalbed natural gas assets. Some factors that could potentially affect worldwide liquid hydrocarbon, natural gas and condensate production, and the exploration drilling program include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, inability or delay in obtaining necessary government and third party approvals and permits, including Norwegian regulatory approvals for the Alvheim and Klegg plans of development, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response and other geological, operating and economic considerations. Factors that could affect the Phase 2B LPG expansion project include unforeseen problems arising from construction, including equipment repairs, and unforeseen hazards such as weather conditions. Factors affecting the possibility of the equipment purchase include the approval of a plan of development and operation by the Norwegian authorities. Factors affecting the potential disposition of coalbed natural gas assets include the identification of buyers and the negotiation of acceptable prices and other terms, customary closing conditions and any applicable regulatory approvals. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

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

MAP continues to expect its average crude oil throughput for the total year 2004 to be at or above historical levels.

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

The proposed acquisition of Ashland’s 38 percent interest in MAP will increase Marathon’s ownership in a high performing downstream business without the common risks associated with integrating a newly acquired business. Marathon believes that its acquisition of the minority interest in MAP should provide the financial and strategic flexibility to capture and fund many growth opportunities across the value chain. Marathon is on schedule to complete the transaction by year-end, subject to the satisfaction of the remaining conditions including the receipt of a favorable tax ruling from the IRS and Ashland shareholder approval of the transaction.

The above discussion includes forward-looking statements with respect to the Detroit capital projects and the proposed acquisition of Ashland’s 38 percent interest in MAP. Some factors that could potentially cause the actual results from the Detroit construction projects to be different than expected include availability of materials and labor, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Some factors that could affect the proposed acquisition of Ashland’s 38 percent interest in MAP include a favorable tax ruling from the IRS, opinions of outside tax counsel, Ashland shareholder approval, Ashland public debt holder consents and updated Ashland solvency opinions. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Integrated Gas

In the LNG project in Equatorial Guinea, Marathon and GEPetrol through EGHoldCo have made the final investment decision to develop a 3.4 million metric tonnes per year LNG plant, with start up projected for late 2007. Preparations for the construction of the first LNG train are progressing on schedule with site preparation, accommodation, equipment mobilization and ordering of major plant components. EGHoldCo has also signed a Sales and Purchase Agreement (“SPA”) with a subsidiary of BG Group plc (“BGML”) under which BGML would purchase the LNG plant’s production for a period of 17 years on an FOB Bioko Island basis with pricing linked principally to the Henry Hub index. The LNG would be targeted primarily to a receiving terminal in Lake Charles, Louisiana, where it would be regasified and delivered into the Gulf Coast natural gas pipeline grid. Marathon, through its subsidiaries, currently holds a 75 percent interest in the LNG project.

The above discussion contains forward-looking statements with respect to the estimated construction and startup dates of a LNG liquefaction plant and related facilities and the purchase of LNG by BGML. Factors that could affect the purchase of LNG by BGML and the estimated construction and startup dates of the LNG liquefaction plant and related facilities include, without limitation, unforeseen problems arising from construction, inability or delay in obtaining necessary government and third-party approvals, unanticipated changes in market demand or supply, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Corporate Matters

Marathon has announced business transformation programs that will enable it to focus and execute on its core business strategies by providing superior long-term value growth. During the third quarter of 2003, Marathon implemented an organizational realignment plan that included streamlining Marathon’s business processes and services, realigning reporting relationships to reduce costs across all organizations, consolidating organizations in Houston and reducing the workforce. In the second quarter of 2004, Marathon initiated two outsourcing agreements to achieve further business process improvements and cost reductions.

It is anticipated that most of the changes being implemented in these programs will be completed by the fourth quarter of 2004, and will result in total pretax charges of approximately $75 million. Of these charges, $24 million was recorded in 2003 and $14 million was recorded in the first six months of 2004. The remainder will be recognized when incurred during the last half of 2004 and includes an expected settlement loss of $29 million for the Marathon qualified pension plan and an estimated $11 million other post retirement plan curtailment gain resulting from the additional workforce reductions as a result of the outsourcing.

Projected savings from the business transformation programs are expected to benefit all business segments, as well as unallocated administrative expenses. The total upfront cash costs of outsourcing are expected to be recovered in savings in less than two years.

The above discussion includes forward-looking statements with respect to cost savings from the business transformation programs, the projected completion time for implementation of the changes and pension plan settlement expenses. Factors, but not necessarily all factors, that could adversely affect these expected results include possible delays in consolidating the U.S. production organization, future acquisitions or dispositions, technological developments, actions of government or other regulatory bodies in areas affected by these organizational changes, unforeseen hazards, regulatory impacts, and other economic or political considerations. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Results of Operations

Revenues for the second quarter and first six months of 2004 and 2003 are summarized in the following table:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions)	2004	2003	2004	2003
E&P	$1,155	$1,173	$2,399	$2,620
RM&T	11,154	8,004	20,215	16,259
IG	377	637	843	1,201

Segment revenues	12,686	9,814	23,457	20,080
Elimination of intersegment revenues	(172)	(170)	(291)	(404)

Total revenues	$12,514	$9,644	23,166	$19,676

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$1,138	$1,091	$2,190	$2,107

Matching crude oil, gas and refined product buy/sell transactions settled in cash:
E&P	40	63	82	117
RM&T	2,353	1,686	4,348	3,337

Total buy/sell transactions	$2,393	$1,749	$4,430	$3,454

E&P segment revenues decreased by $18 million in the second quarter of 2004 from the comparable prior-year period. For the first six months of 2004, revenues decreased by $221 million from the prior-year period. These decreases were primarily due to derivative losses and lower domestic liquid hydrocarbon and worldwide natural gas volumes. These decreases were partially offset by higher liquid hydrocarbon and natural gas prices. Derivative losses totaled $126 million and $134 million in second quarter and the first six months of 2004, compared to losses of $32 million and $85 million in second quarter and first six months of 2003.

RM&T segment revenues increased by $3.150 billion in the second quarter of 2004 from the comparable prior-year period. For the first six months of 2004, revenues increased by $3.956 billion from the prior-year period. The increases primarily reflected higher refined product selling prices and volumes and increased crude oil sales volumes and prices.

Integrated Gas segment revenues decreased by $260 million in the second quarter of 2004 from the comparable prior-year period. For the first six months of 2004, revenues decreased by $358 million from the comparable prior-year period. This decrease primarily reflected lower natural gas marketing volumes and prices. Derivative gains totaled $2 million and $10 million in second quarter and the first six months of 2004, compared to gains of $19 million and $1 million in second quarter and first six months of 2003.

For additional information on segment results, see “Results of Operations by Segments” on page 23.

Income (loss) from equity method investments increased by $110 million in the second quarter and $89 million in the first six months of 2004 from the comparable prior-year periods. The increase in the second quarter and the six months is primarily due to a $124 million loss on the dissolution of MKM Partners L.P. in the second quarter of 2003.

Net gains on disposal of assets decreased by $114 million in the second quarter and in the first six months of 2004 from the comparable prior-year periods. The decrease in the second quarter and the six months is primarily due to Marathon selling its interest in CLAM Petroleum B.V., interests in several pipeline companies, SSA stores in Florida, South Carolina, North Carolina and Georgia, and certain fields in the Big Horn Basin of Wyoming during the first six months of 2003.

Cost of revenues for the second quarter of 2004 increased by $2.472 billion from the comparable prior-year period. For the first six months of 2004, cost of revenues increased by $3.090 billion from the comparable prior-year period. The increases in the RM&T segment primarily reflected higher acquisition costs for crude oil, other refinery charge and blend stocks and refined products and higher manufacturing expenses. This was partially offset by decreases in E&P as a result of lower crude oil marketing activity and in the IG segment primarily as a result of lower natural gas marketing volumes.

Selling, general and administrative expenses for the second quarter and the first six months of 2004 increased by $45 million and $68 million from the comparable prior-year periods, primarily as a result of increased stock-based compensation expense, severance and pension plan curtailment charges related to outsourcing, and start-up costs related to the Equatorial Guinea LNG joint venture. First six months of 2004 included settlement losses on nonqualified pension plans of $7 million.

Net interest and other financing costs for the second quarter and the first six months of 2004 decreased by $1 million and $29 million, respectively, compared to the same periods last year. The decreases are primarily a result of increased interest income on investments, an increase in capitalized interest related to increased long-term construction projects, and the favorable effect of interest rate swaps, partially offset by a decrease in foreign currency gains.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest, increased $115 million and $102 million in the second quarter and the first six months of 2004 from the comparable 2003 periods, due to higher MAP income as discussed below for the RM&T segment.

Minority interest in loss of Equatorial Guinea LNG Holdings Limited, which represents GEPetrol’s 25 percent ownership interest, was $4 million in the second quarter, resulting from GEPetrol’s share of the $18 million start-up costs associated with the LNG project in Equatorial Guinea.

Provision for income taxes in the second quarter of 2004 and the first six months of 2004 increased by $80 million and $79 million from the comparable 2003 periods primarily due to $193 million and $165 million increases in income before income taxes, respectively. The effective tax rate for the first six months of 2004 was 38.5% compared to 36.6% for the comparable period in 2003. The increase in the rate is primarily related to the effects of foreign operations and an unfavorable prior year adjustment in the 2004 provision.

Net income for the second quarter and first six months increased by $104 million and $55 million in 2004 from 2003, primarily reflecting the factors discussed above.

Results of Operations by Segments

Income from operations for the second quarter and the first six months of 2004 and 2003 is summarized in the following table:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions)	2004	2003	2004	2003
E&P
Domestic	$285	$244	$591	$605
International	58	68	230	222

E&P segment income	343	312	821	827
RM&T	577	258	626	328
IG	(8)	27	7	29

Segment income	912	597	1,454	1,184
Items not allocated to segments:
Administrative expenses	(84)	(49)	(148)	(93)
Gain on disposal of assets	—	106	—	106
Loss on dissolution of MKM Partners L.P.	—	(124)	—	(124)
Gain (loss) on ownership change in MAP	1	(4)	1	—

Total income from operations	$829	$526	$1,307	$1,073

Domestic E&P income in the second quarter of 2004 increased by $41 million from last year’s second quarter. Results in the first six months of 2004 decreased by $14 million from the same period in 2003. The increase in the second quarter was primarily due to higher liquid hydrocarbon and natural gas prices partially offset by lower liquid hydrocarbon volumes primarily resulting from the sale of the Yates field. The decrease in the six months is primarily related to lower liquid hydrocarbon and natural gas volumes partially offset by higher liquid hydrocarbon prices and lower dry well expense. Derivative losses totaled $23 million and $40 million in second quarter and the first six months of 2004, compared to losses of $21 million and $67 million in second quarter and first six months of 2003.

Marathon’s domestic average realized liquid hydrocarbons price excluding derivative activity was $31.74 and $30.71 per barrel (“bbl”) in second quarter and the first six months of 2004, compared with $25.23 and $27.59 per bbl in the comparable prior periods. Average gas prices were $5.02 and $4.86 per thousand cubic feet (“mcf”) excluding derivative activity in second quarter and the first six months of 2004, compared with $4.40 and $4.91 per mcf in the corresponding 2003 periods.

Domestic net liquid hydrocarbons production decreased to 90 thousand barrels per day (“mbpd”) in the first six months of 2004, down 23 percent from the 2003 comparable period, as a result of natural declines mainly in the Gulf of Mexico and the sale of Yates field. Net natural gas production averaged 671 million cubic feet per day (“mmcfd”) in the first six months of 2004, down 10 percent from the 2003 comparable period, as a result of natural declines in the Permian Basin and the Gulf of Mexico.

International E&P income in the second quarter of 2004 decreased by $10 million from last year’s second quarter. Results in the first six months of 2004 increased by $8 million from the same period in 2003. The decrease in the second quarter period was primarily a result of significantly higher non-cash mark-to-market derivative losses, partially offset by higher liquid hydrocarbon prices and volumes and natural gas prices. The increase in the six months is primarily due to higher liquid hydrocarbon prices and volumes and natural gas prices, partially offset by increased derivative losses. The higher liquid hydrocarbon volumes in both periods are mainly attributable to the acquisition of KMOC in the second quarter of 2003 and increased production from Phase 2A in Equatorial Guinea. Derivative losses totaled $104 million and $94 million in second quarter and the first six months of 2004, compared to losses of $11 million and $18 million in second quarter and first six months of 2003. The derivative losses in the second quarter and the first six months of 2004 included non-cash mark-to-market losses of $95 million and $81 million and in the second quarter and the first six months of 2003 included non-cash mark-to-market losses of $10 million and $12 million on long-term gas contracts in the United Kingdom. For additional information on U.K. gas contracts, see “Long-term Gas Contracts” on page 18.

Marathon’s international average realized liquid hydrocarbons price excluding derivative activity was $30.91 and $29.55 per bbl in second quarter and the first six months of 2004, compared with $23.56 and $26.73 per bbl in the comparable prior period. Average gas prices were $3.07 and $3.29 per mcf excluding derivative activity in second quarter and the first six months of 2004, compared with $2.44 and $2.68 per mcf in the corresponding 2003 periods.

International net liquid hydrocarbons production increased to 91 thousand barrels per day (“mbpd”) in the first six months of 2004, up 20 percent from the 2003 comparable period, as a result of increased production in Equatorial Guinea and the acquisition of KMOC. Net natural gas production averaged 379 mmcfd in the first six months of 2004, down 7 percent from the 2003 comparable period, primarily from lower production in the U.K. and the disposition in 2003 of Marathon’s interest in CLAM Petroleum B.V.

RM&T segment income in the second quarter of 2004 increased by $319 million from last year’s second quarter. Results in the first six months of 2004 increased by $298 million from the same period in 2003. The increases primarily reflect a higher refining and wholesale marketing margin due initially to the market’s concerns about refiners’ ability to supply the new Tier 2 low sulfur gasolines which were required effective January 1, 2004 and, more recently, due to concerns about the adequacy of distillate supplies heading into winter. Additionally, the 3-2-1 crack spread was strong in both of MAP’s markets during the second quarter 2004. The Chicago 3-2-1 crack spread averaged over $11 per barrel during the second quarter 2004, up from about $6.60 per barrel in the same quarter last year. Blending the Chicago and U.S. Gulf Coast crack spreads on a 2/3 - 1/3 basis, the 3-2-1 crack spread increased from about $5.60 per barrel in the June 2003 quarter to about $10.50 per barrel in the June 2004 quarter or about $5 per barrel. MAP processed record volumes of crude oil and total refinery inputs in the second quarter 2004. MAP averaged 1,013,000 bpd of crude oil throughputs and an additional 142,000 barrels per day of other charge and blend stocks through the plants for an average total refinery input of 1,155,000 bpd during the second quarter 2004. MAP set nine throughput records in the refinery organization in the month of June. The total refinery throughputs were 7% higher this year compared to the same quarter last year. These improvements were partially offset by higher manufacturing costs. Crude oil prices averaged about $9 per barrel or about 30% higher in the second quarter 2004 compared to the comparable quarter last year. Due to these high raw material prices, the wholesale margins, especially on the non-gasoline and non-distillate refined products, were compressed compared to the comparable quarter last year in comparison to what the 3-2-1 crack spread metric would indicate. This is primarily due to the fact that the prices for MAP’s other refined products do not change as quickly or as frequently as spot gasoline and distillate prices. Derivative losses, which are included in the refining and wholesale marketing margin, were $83 million and $203 million in the second quarter and first six months of 2004 as compared to $14 million and $97 million in the same periods of 2003. Trading gains (losses), which were included in other income, were $10 million and $12 million in the second quarter and first six months of 2004 as compared to $(3) million and $(1) million in the same periods of 2003.

IG segment income in the second quarter of 2004 decreased by $35 million from last year’s second quarter. Results in the first six months of 2004 decreased by $22 million from the same period in 2003. The decreases were primarily the result of $18 million of start-up costs associated with the LNG project in Equatorial Guinea and lower income due to reduced gas marketing activities, including mark-to-market changes in derivatives used to support those activities. These were partially offset by increased earnings from Marathon’s equity investment in a methanol plant in Equatorial Guinea. Plant operations in 2004 have been operating at a 93 percent on-stream factor and prices have remained strong in 2004 averaging nearly $213 per ton through June 2004.

Unallocated administrative expenses in the second quarter of 2004 increased by $35 million compared to last year’s second quarter. For the first six months of 2004, unallocated administrative expenses increased by $55 million from the same period in 2003. These increases were due to a $24 million non-cash charge in the second quarter of 2004 related to equity based compensation, primarily as a result of an increase of more than $4.00 per share in Marathon’s stock price during the quarter, and up-front costs related to outsourcing activities. The first six months of 2004 also included settlement losses on nonqualified pension plans of $7 million.

Dividends to Stockholders

On July 28, 2004, the Marathon Board of Directors (the “Board”) declared dividends of 25 cents per share, payable September 10, 2004, to stockholders of record at the close of business on August 18, 2004.

Cash Flows

Net cash provided from operating activities (for continuing operations) was $1.230 billion in the first six months of 2004, compared with $1.0 billion in the first six months of 2003. The $230 million increase mainly reflects a higher refining and wholesale marketing margin and higher international liquid hydrocarbon and natural gas prices. In the second quarter of 2004, MAP made cash contributions to its pension plan of $42 million.

Capital expenditures in the first six months of 2004 totaled $817 million compared with $826 million in the same period of 2003, excluding the acquisitions of KMOC in the first six months of 2003. For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 34.

Acquisitions included cash payments of $220 million for the first six months of 2003 for the acquisition of KMOC.

Cash from disposal of assets was $21 million in the first six months of 2004, compared with $315 million in the first six months of 2003. In 2003, proceeds were primarily from the disposition of Marathon’s interest in CLAM Petroleum B.V., SSA stores, interest in several pipeline companies and certain fields in the Big Horn Basin of Wyoming. In 2004, proceeds were primarily from the disposition of certain SSA stores.

Investments in the first six months of 2004 totaled $108 million compared with $20 million in the same period of 2003. The increase is due to increased advances to an equity affiliate for Phase 2B costs in Equatorial Guinea.

Advances on construction projects included cash payments of $102 million for the first six months of 2004 for the LNG plant in Equatorial Guinea.

Net cash provided from financing activities was $604 million in the first six months of 2004, compared with net cash used of $256 million in the first six months 2003. The increase was due to the issuance on March 31, 2004, of 34,500,000 shares of common stock resulting in net proceeds of $1.004 billion. This was partially offset by the repayment on maturity of $250 million 7.2% notes in the first six months of 2004. Additionally, the first six months of 2003 reflects distributions of $26 million to Ashland. In 2004, the MAP Limited Liability Company Agreement was amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction. In the event of a termination of the acquisition agreement, MAP’s obligation to make cash distributions to Marathon and Ashland would be restored.

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

Marathon’s senior unsecured debt is currently rated investment grade by Standard and Poor’s Corporation, Moody’s Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively. Marathon’s investment-grade credit ratings were affirmed by these agencies following the announcement of the proposed acquisition of Ashland’s 38 percent ownership interest in MAP.

Marathon has a committed $1.5 billion five-year revolving credit facility that terminates in May 2009. At June 30, 2004, there were no borrowings against this facility. At June 30, 2004, Marathon had no commercial paper outstanding under the U.S. commercial paper program that is backed by the five-year revolving credit facility. Additionally, Marathon has other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn at June 30, 2004.

MAP has a committed $500 million five-year revolving credit facility with a third-party financial institution that terminates in May 2009. MAP also has a $190 million revolving credit agreement with Ashland that expires in March 2005. Pursuant to the terms of Marathon’s agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland (see Note 15 to the Consolidated Financial Statements), MAP’s use of its credit agreement with Ashland will be restricted after September 30, 2004. As of June 30, 2004, there were no borrowings against these facilities.

The Marathon and MAP revolving credit facilities each require a representation at an initial borrowing that there has been no change in the respective borrower’s consolidated financial position or operations, considered as a whole, that would materially and adversely affect such borrower’s ability to perform its obligations under its revolving credit facility.

On March 31, 2004 Marathon completed the sale of 34,500,000 shares of common stock at the offering price of $30 per share from the $2.7 billion universal shelf registration statement filed with the Securities and Exchange Commission in 2002. Marathon recorded net proceeds of $1.004 billion related to this issuance, which contributed to cash and cash equivalents of $2.2 billion at June 30, 2004. Marathon expects to utilize a substantial portion of this cash to repay debt assumed in connection with the proposed acquisition of the remaining interest in MAP and related businesses or to retire other outstanding long-term debt, and to fund operations, including its capital and investment program. As of June 30, 2004 there was $1.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities available to be issued under this shelf registration statement.

Marathon’s cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 20 percent at June 30, 2004, compared to 33 percent at year-end 2003. This includes approximately $600 million of debt that is serviced by United States Steel Corporation (“United States Steel”). Marathon continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

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

Nonrecourse Indebtedness of Investees

Certain equity investees of Marathon have incurred indebtedness that Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $289 million as of June 30, 2004. Of this amount, $158 million relates to Pilot Travel Centers LLC (“PTC”). If any of these equity investees default, Marathon has no obligation to support the debt. Marathon’s partner in PTC has guaranteed $157 million of the total PTC debt.

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

As of June 30, 2004, Marathon has obligations totaling $686 million that have been assumed by United States Steel. Of the total $686 million, obligations of $612 million and corresponding receivables from United States Steel were recorded on Marathon’s consolidated balance sheet (current portion - $25 million; long-term portion - $587 million). The remaining $74 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

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

New Tier 2 gasoline and on-road diesel fuel rules require substantially reduced sulfur levels for gasoline and diesel starting in 2004 and 2006, respectively. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million over the period between 2002 and 2006. Some of these costs could be incurred as part of other refinery upgrade projects. This is a forward-looking statement. Costs incurred through June 30, 2004, were approximately $310 million. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include completion of project detailed engineering and project construction and logistical considerations.

During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (“CAA”) and other violations with the U.S. Environmental Protection Agency covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects is approximately $330 million over the eight-year period, with about $200 million incurred through June 30, 2004. The impact of the settlement on ongoing operating expenses is expected to be immaterial. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

In May 2004, plaintiff environmental groups Environmental Defense et al, filed suit against the U.S. Bureau of Land Management (“BLM”) in Montana Federal District Court, alleging the agency did not adequately consider air quality impacts of coal bed methane and oil and gas operations in the Powder River Basin in Montana and Wyoming when preparing its environmental impact statements. Plaintiffs request that BLM be ordered to cease issuing leases and permits for energy development, until additional analysis of predicted air impacts is conducted. Along with other companies, Marathon and Pennaco Energy, Inc. have filed petitions to intervene in the litigation.

There have been no other significant changes to Marathon’s environmental matters subsequent to December 31, 2003. Changes in accrued liabilities for remediation and receivables for recoverable costs since December 31, 2003 are described in Note 14 to the Consolidated Financial Statements on page 14.

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

Accounting Standards Not Yet Adopted

An issue recently removed from the EITF agenda, Issue No. 03-S “Applicability of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies,” was expected to address how oil and gas companies should classify the costs of acquiring contractual mineral interests in oil and gas properties on the balance sheet. The EITF had been considering an alternative interpretation of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) that mineral or drilling rights or leases, concessions or other interests representing the right to extract oil or gas should be classified as intangible assets rather than oil and gas properties.

On July 19, 2004 an exposure draft of FSP FAS 142-b, “Application of FAS 142 to Oil- and Gas-Producing Entities” (“FSP FAS 142-b”) was issued. The exposure draft states drilling and mineral rights of oil- and gas-producing entities are excluded from SFAS No. 142. FSP FAS 142-b is expected to be effective the first reporting period beginning after the date that it is finalized.

Management believes that our current balance sheet classification for these costs is appropriate under generally accepted accounting principles and the proposed FSP FAS 142-b. If a reclassification were to be required, the estimated amount of the leasehold acquisition costs to be reclassified would be $2.1 billion and $2.3 billion at June 30, 2004 and December 31, 2003. There would be no impact on our previously filed income statements (or reported net income), statements of cash flow or statements of stockholders’ equity for prior periods. Additional disclosures related to intangible assets would also be required.

During 2004, the FASB released Staff Position FAS 106-2. Effective July 1, 2004, Marathon will adopt FSP 106-2, as required. FSP 106-2 includes guidance on recognizing the effects of the new legislation under the various conditions surrounding the assessment of “actuarial equivalence”. Marathon has determined based on available regulatory guidance, that the postretirement plans’ prescription drug benefits are actuarially equivalent to the Medicare “Part D” benefit under the Act. Currently, measures of the net periodic benefit cost do not reflect any amount associated with the subsidy, as Marathon has not decided which of the alternatives under the Act to implement at this time.

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

Commodity Price Risk

Sensitivity analyses of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative instruments as of June 30, 2004 are provided in the following table:

	Incremental Decrease in Income from Operations Assuming a Hypothetical Price Change of: (a)
(In millions)	10%	25%
Commodity Derivative Instruments(b)(c)
Crude oil(d)	$21.8	$52.5
Natural gas(d)	32.5	84.1
Refined products(d)	8.9	21.9

(a)	Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect hypothetical 10 percent and 25 percent changes in closing commodity prices, excluding basis swaps, for each open contract position at June 30, 2004. Marathon evaluates its portfolio of commodity derivative instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio after June 30, 2004, would cause future IFO effects to differ from those presented in the table.

(b)	Net open contracts for the combined E&P and IG segments varied throughout second quarter 2004, from a low of 27,208 contracts at April 30 to a high of 35,367 contracts at May 1, and averaged 31,222 for the quarter. The number of net open contracts for the RM&T segment varied throughout second quarter 2004, from a low of 429 contracts at June 28 to a high of 22,297 contracts at April 22, and averaged 9,606 for the quarter. The commodity derivative instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.

(c)	The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.

(d)	The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in IFO when applied to the commodity derivative instruments used to hedge that commodity.

E&P Segment

At June 30, 2004 the following commodity derivative contracts were outstanding. All contracts currently qualify for hedge accounting unless noted.

Contract Type(a)	Period	Daily Volume	% of Estimated Production(b)	Average Price
Natural Gas
Zero-cost collars	July – December 2004	30 mmcfd	3%	$7.15 -$4.25 mcf
Swaps	July – December 2004	50 mmcfd	5%	$5.02 mcf
Crude Oil
Zero-cost collars	July – December 2004	44 mbpd(c)	24%	$29.67 -$24.26 bbl

(a)	These contracts may be subject to margin calls above certain limits established by counterparties.

(b)	Volumes and percentages are based on the estimated production on an annualized basis.

(c)	On June 30, 2004, 16 mbpd no longer qualify for hedge accounting due to ineffectiveness between the hedge and the underlying commodity.

Derivative losses included in the E&P segment were $134 million and $85 million for the first six months of 2004 and 2003, respectively. Losses of $81 million and $12 million are included in segment results for the first six months of 2004 and 2003, respectively, on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and marked-to-market. For additional information on U.K. gas contracts, see “Long-term Gas Contracts” on page 18. Additionally, losses of $1 million and $7 million from discontinued cash flow hedges are included in segment results for the six months of 2004 and 2003, respectively. The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive income (loss) as it was no longer probable that the original forecasted transactions would occur.

RM&T Segment

Marathon’s RM&T operations primarily use commodity derivative instruments to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of excess inventories, to protect margins on fixed price sales of refined products and to lock-in the price spread between refined products and crude oil (“the crack spread”). Derivative instruments are used to mitigate the price risk between the time foreign and domestic crude oil and other feedstock purchases for refinery supply are priced and when they are actually refined into salable petroleum products. In addition, natural gas options are in place to manage the price risk associated with approximately 60 percent of the anticipated natural gas purchases for refinery use through the third quarter of 2004. Commodity derivative instruments are also used to protect the value of excess refined product, crude oil and LPG inventories. Derivatives are used to lock in margins associated with future fixed price sales of refined products to non-retail customers. Commodity derivative instruments are used to protect against decreases in the future crack spreads. Derivative instruments are also used to take advantage of trading opportunities identified in the commodity markets.

Marathon does not attempt to qualify commodity derivative instruments used in its RM&T operations for hedge accounting and, therefore, recognizes all changes in the fair value of derivatives used in its RM&T operations in income, despite the fact that most of these derivatives have an underlying physical commodity transaction. Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transactions. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transactions. Derivative gains (losses) included in RM&T segment income for the first six months of 2004 and 2003 are summarized in the following table:

	Six Months Ended June 30
Strategy (In Millions)	2004	2003
Mitigate price risk	$(91)	$(74)
Protect carrying values of excess inventories	(37)	(36)
Protect margin on fixed price sales	6	3
Protect crack spread values	(81)	10
Trading activities	12	(1)

Total net derivative losses	$(191)	$(98)

In the fourth quarter 2003 through the second quarter 2004, using derivative instruments MAP sold crack spreads forward through the third quarter 2004 at values higher than the company thought sustainable in the actual months these contracts expire. Included in the $81 million derivative loss in the first six months of 2004 noted in the above table for the “Protect crack spread values” strategy was approximately a $19 million loss due to the mark-to-market of the crack spreads that will expire in the third quarter of 2004. The table below summarizes the open protect crack spread values strategies in place at June 30, 2004.

Contract Type	Quarterly Period	Volume	Average Price(a)
Gasoline crack spreads	July – September 2004	5 mmbbls	$7.12 bbl
Distillate crack spreads	July – September 2004	2 mmbbls	$3.98 bbl

(a)	Crack spread strategies include both Over the Counter U.S. Gulf Coast price based and New York Mercantile Exchange (“NYMEX”) based derivative instruments. The average price is weighted by the volume of each type of derivative instrument.

IG Segment

Marathon has used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, Marathon will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in its ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative gains included in IG segment income were $10 million and $1 million for the first six months of 2004 and 2003, respectively. IG’s trading activity losses of $7 million in the first six months of 2003 are included in the aforementioned amounts.

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

Interest Rate Risk

Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates as of June 30, 2004 is provided in the following table:

Financial Instruments (a) (In millions)	Fair Value (e)	Incremental Increase in Fair Value (b)
Financial assets:
Interest rate swap agreements	$(20)	$17
Financial liabilities:
Long-term debt (c)(d)	$4,364	$174

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	For long-term debt, this assumes a 10 percent decrease in the weighted average yield to maturity of Marathon’s long-term debt at June 30, 2004. For interest rate swap agreements, this assumes a 10 percent decrease in the effective swap rate at June 30, 2004.

(c)	See below for sensitivity analysis.

(d)	Includes amounts due within one year.

(e)	Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

At June 30, 2004, Marathon’s portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $174 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon’s results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Marathon has initiated a program to manage its exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce the Company’s overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. Beginning in 2002, Marathon entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates. The following table summarizes interest rate swap activity as of June 30:

Floating Rate to be Paid	Fixed Rate to be Received	Notional Amount ($Millions)	Swap Maturity	Fair Value ($Millions)
Six Month LIBOR +4.226%	6.650%	$300	2006	$(2)
Six Month LIBOR +1.935%	5.375%	$450	2007	$(2)
Six Month LIBOR +3.285%	6.850%	$400	2008	$(5)
Six Month LIBOR +2.142%	6.125%	$200	2012	$(11)

Foreign Currency Exchange Rate Risk

Marathon, at times, manages its exposure to movements in foreign currency exchange rates by locking in foreign currency rates through the utilization of forward contracts. As of June 30, 2004, Marathon had no open contracts.

Credit Risk

Marathon has significant credit risk exposure to United States Steel arising from the Separation. That exposure is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Obligations Associated with the Separation of United States Steel” on page 26.

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

MARATHON OIL CORPORATION

Supplemental Statistics – (Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2004	2003	2004	2003
INCOME FROM OPERATIONS(a)
Exploration and Production
United States	$285	$244	$591	$605
International	58	68	230	222

E&P Segment Income	343	312	821	827
Refining, Marketing and Transportation(b)	577	258	626	328
Integrated Gas	(8)	27	7	29

Segment Income	$912	$597	$1,454	$1,184
Items not allocated to segments:
Administrative expenses	$(84)	$(49)	$(148)	$(93)
Gain on asset dispositions	—	106	—	106
Loss on dissolution of MKM Partners L.P.	—	(124)	—	(124)
Gain on ownership change - MAP	1	(4)	1	—

Income from Operations	$829	$526	$1,307	$1,073
CAPITAL EXPENDITURES(a)
Exploration and Production	$180	$297	$352	$514
Refining, Marketing and Transportation	138	157	273	288
Integrated Gas	151	14	186	22
Corporate	4	1	6	2

Total	$473	$469	$817	$826
EXPLORATION EXPENSE
United States	$15	$12	$23	$50
International	12	15	29	25

Total	$27	$27	$52	$75
OPERATING STATISTICS
Net Liquid Hydrocarbon Production (mbpd)(c)
United States	87.2	114.4	89.5	116.0
Europe	41.0	40.8	43.0	45.0
Other International	16.1	9.8	16.1	5.7
West Africa	33.7	32.5	32.3	25.4

Total International	90.8	83.1	91.4	76.1

Worldwide continuing operations	178.0	197.5	180.9	192.1
Discontinued operations	—	3.8	—	4.1

Worldwide	178.0	201.3	180.9	196.2
Net Natural Gas Production (mmcfd)(c)(d)
United States	641.1	707.4	671.3	742.5
Europe	252.8	282.6	305.7	334.8
West Africa	71.0	74.3	73.6	73.4

Total International	323.8	356.9	379.3	408.2

Worldwide continuing operations	964.9	1,064.3	1,050.6	1,150.7
Discontinued operations	—	101.0	—	99.9

Worldwide	964.9	1,165.3	1,050.6	1,250.6
Total production (mboepd)	338.8	395.5	356.0	404.6

MARATHON OIL CORPORATION

Supplemental Statistics – (Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$31.74	$25.23	$30.71	$27.59
Europe	34.69	24.96	32.81	28.35
Other International	20.19	15.94	18.95	18.20
West Africa	31.44	24.10	30.50	25.78
Total International	30.91	23.56	29.55	26.73
Worldwide continuing operations	31.32	24.53	30.13	27.25
Discontinued operations	—	27.93	—	29.64
Worldwide	$31.32	$24.59	$30.13	$27.30
Natural Gas ($ per mcf)
United States	$5.02	$4.40	$4.86	$4.91
Europe	3.85	3.01	4.02	3.22
West Africa	.26	.25	.25	.25
Total International	3.07	2.44	3.29	2.68
Worldwide continuing operations	4.37	3.75	4.29	4.12
Discontinued operations	—	5.23	—	5.68
Worldwide	$4.37	$3.87	$4.29	$4.25
Average Sales Prices (including derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$29.09	$24.86	$28.58	$26.92
Europe	32.34	24.65	31.18	27.73
Other International	20.19	15.94	18.89	18.20
West Africa	31.44	24.10	30.50	25.78
Total International	29.85	23.41	28.77	26.37
Worldwide continuing operations	29.48	24.25	28.67	26.70
Discontinued operations	—	27.93	—	29.64
Worldwide	$29.48	$24.32	$28.67	$26.76
Natural Gas ($ per mcf)
United States	$5.00	$4.14	$4.82	$4.52
Europe(e)	(.27)	2.62	2.56	3.01
West Africa	.26	.25	.25	.25
Total International	(.16)	2.12	2.11	2.51
Worldwide continuing operations	3.27	3.47	3.84	3.81
Discontinued operations	—	5.23	—	5.68
Worldwide	$3.27	$3.62	$3.84	$3.96

MARATHON OIL CORPORATION

Supplemental Statistics – (Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2004	2003	2004	2003
MAP:
Refinery Runs (mbpd)
Crude oil refined	1,013.4	950.9	901.0	902.3
Other charge and blend stocks	141.8	129.4	169.0	113.0

Total	1,155.2	1,080.3	1,070.0	1,015.3
Refined Product Yields (mbpd)
Gasoline	623.0	582.1	587.6	533.1
Distillates	323.1	291.3	279.0	274.5
Propane	22.6	22.6	21.2	20.8
Feedstocks and special products	95.5	91.6	101.7	98.6
Heavy fuel oil	20.2	23.9	23.6	20.9
Asphalt	84.9	76.1	70.9	70.9

Total	1,169.3	1,087.6	1,084.0	1,018.8
Refined Products Sales Volumes (mbpd)(f)	1,440.2	1,346.4	1,373.8	1,313.5
Matching buy/sell volumes included in refined product sales volumes (mbpd)	74.2	65.8	76.9	72.0
Refining and Wholesale Marketing Margin(g)(h)	$0.1255	$0.0701	$0.0822	$0.0559
Number of SSA Retail Outlets	1,746	1,802	—	—
SSA Gasoline and Distillate Sales(i)	802	882	1,565	1,711
SSA Gasoline and Distillate Gross Margin(g)	$0.1192	$0.1229	$0.1169	$0.1198
SSA Merchandise Sales	$600	$590	$1,122	$1,112
SSA Merchandise Gross Margin	$140	$141	$272	$274

(a)	In January 2004, Marathon changed its business segments to fully reflect all the operations of the integrated gas strategy within a single segment and has realigned its segment reporting to reflect a new business segment, Integrated Gas. Segment income and capital expenditures for previous quarters in 2003 have been revised to reflect this change.

(b)	Includes MAP at 100 percent. RM&T segment income includes Ashland’s 38% interest in MAP of $222 million, $240 million, $98 million and $129 million in the second quarter and six months year-to-date 2004 and 2003, respectively.

(c)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are before royalties.

(d)	Includes gas acquired for injection and subsequent resale of 23.5, 22.7, 17.1, and 23.4 mmcfd in the second quarter and six months year to date 2004 and 2003, respectively.

(e)	Includes non-cash mark-to-market effects of the U.K. long-term gas contracts.

(f)	Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.

(g)	Per gallon

(h)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

(i)	Millions of gallons

Part II - OTHER INFORMATION:

Item 1.	Legal Proceedings

Environmental Proceedings

In May, 2003 Marathon received a Consolidated Compliance Order & Notice of Potential Penalty from the State of Louisiana for alleged various air permit regulatory violations. This matter was formally settled with the State in June 2004 for a civil penalty of $148,628, paid in July 2004.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Marathon and its affiliated purchaser during the six months ended June 30, 2004 of equity securities that are registered by Marathon pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04 - 01/31/04	5,713	$33.62	N/A	N/A
02/01/04 - 02/29/04	3,002	$33.39	N/A	N/A
03/01/04 - 03/31/04	59,316	$33.64	N/A	N/A
04/01/04 - 04/30/04	5,722	$33.67	N/A	N/A
05/01/04 - 05/31/04	40,002	$33.59	N/A	N/A
06/01/04 - 06/30/04	34,703	$34.36	N/A	N/A
Total:	148,458	$33.79	N/A	N/A

(1)	86,823 shares were repurchased in open-market transactions under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) by the administrator of the Plan. Stock needed to meet the requirements of the Plan are either purchased in the open market or issued directly by Marathon.

(2)	61,635 shares of restricted stock were delivered by employees to Marathon, upon vesting, to satisfy tax withholding requirements.

Part II – OTHER INFORMATION - (Continued):

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 28, 2004. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in Marathon’s 2004 Proxy Statement.

1.	Votes regarding the persons elected to serve as Class II directors for a term expiring in 2007 were as follows:

NOMINEE	VOTES FOR	VOTES WITHELD
Charles F. Bolden, Jr.	262,030,197	13,468,049
Charles R. Lee	260,399,529	15,098,717
Dennis H. Reilley	261,790,512	13,707,734
Thomas J. Usher	260,557,022	14,941,224

Continuing as Class I directors for a term expiring in 2006 are Clarence P. Cazalot, Jr., David A. Daberko and William L. Davis. Continuing as Class III directors for a term expiring in 2005 are Dr. Shirley Ann Jackson, Philip Lader, Seth E. Schofield and Douglas C. Yearley.

2.	PricewaterhouseCoopers LLP was ratified as the independent auditors for 2004. The voting results were:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
266,131,447	6,919,644	2,447,155

3.	The stockholder proposal to adopt a climate change resolution was not approved. This proposal asked that a committee of independent directors of the board assess how Marathon is responding to rising regulatory, competitive, and public pressure to significantly reduce carbon dioxide and other greenhouse gas emissions and report to shareholders (at reasonable cost and omitting proprietary information) by September 1, 2004. The voting results were:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
59,907,052	161,863,986	20,865,937	32,861,271

4.	The stockholder proposal to limit severance compensation for senior executive officers was approved. This proposal asked that the Board of Directors seek shareholder approval of future severance agreements with senior executives that provide benefits, which includes lump-sum cash payments and the estimated present value of periodic retirement payments, fringe benefits, perquisites and consulting fees to be paid to the executive, in an amount exceeding 2.99 times the sum of the executives’ base salary plus bonus. The voting results were:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
169,853,992	69,583,115	3,198,213	32,862,926

Part II – OTHER INFORMATION - (Continued):

Item 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS

4.1	Five Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, ABN Ambro Bank N.V., Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent.

4.2	Five Year Credit Agreement dated as of May 20, 2004 among Marathon Ashland Petroleum LLC, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, ABN Ambro Bank N.V., Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

Form 8-K dated April 27, 2004 (filed April 27, 2004), reporting under Item 12. Disclosure of Results of Operations and Financial Condition, that Marathon Oil Corporation issued a press release titled “Marathon Oil Corporation Reports First Quarter 2004 Results.”

Form 8-K dated June 15, 2004 (filed June 15, 2004), reporting under Item 5. Other Events, that effective with the first quarter of 2004, Marathon Oil Corporation (“Marathon”) realigned its segment reporting to reflect a new business segment, Integrated Gas. In order to present corresponding segment information for earlier periods on a comparative basis, Marathon is filing Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Financial Statements and Notes to conform Footnote 8 “Segment Information” to the new reportable segment composition for the years ended December 31, 2003, 2002 and 2001. In addition, filed herewith are supplemental schedules containing selected quarterly and full year segment and other statistical information for the year 2003.

Form 8-K dated July 7, 2004 (filed July 7, 2004), reporting under Item 12. Disclosure of Results of Operations and Financial Condition, that Marathon Oil Corporation (Marathon) issued a press release titled “Marathon Updates Guidance On Items Expected To Impact Second Quarter 2004 Financial Results.”

Form 8-K dated July 27, 2004 (filed July 27, 2004), reporting under Item 12. Disclosure of Results of Operations and Financial Condition, that Marathon Oil Corporation is furnishing information for the July 27, 2004 press release titled “Marathon Oil Corporation Reports Second Quarter 2004 Results.”

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

MARATHON OIL CORPORATION

By	/s/ A. G. ADKINS
A. G. Adkins
Vice President –Accounting and Controller

August 3, 2004