Form 10-Q
period 2004-09-30
MARATHON OIL CORP
filed 2004-11-03
CIK 101778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Tel. No. (713) 629-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 346,565,899 shares of Marathon Oil Corporation common stock outstanding as of October 29, 2004.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended September 30, 2004

Part I - Financial Information

MARATHON OIL CORPORATION

Consolidated Statement of Income (Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share)	2004	2003	2004	2003
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$11,964	$10,010	$34,649	$29,226
Sales to related parties	285	243	766	703
Income from equity method investments	38	19	108	—
Net gains on disposal of assets	17	47	25	169
Gain (loss) on ownership change in Marathon Ashland Petroleum LLC	1	(1)	2	(1)
Other income	11	10	51	36

Total revenues and other income	12,316	10,328	35,601	30,133

Costs and expenses:
Cost of revenues (excludes items shown below)	9,894	7,868	28,255	23,139
Purchases from related parties	51	66	135	147
Consumer excise taxes	1,137	1,104	3,327	3,211
Depreciation, depletion and amortization	299	280	909	869
Selling, general and administrative expenses	270	249	789	700
Other taxes	80	73	242	231
Exploration expenses	43	30	95	105

Total costs and expenses	11,774	9,670	33,752	28,402

Income from operations	542	658	1,849	1,731
Net interest and other financing costs	40	55	129	173
Minority interest in income of Marathon Ashland Petroleum LLC	148	132	385	267
Minority interest in loss of Equatorial Guinea LNG Holdings Limited	(1)	—	(5)	—

Income from continuing operations before income taxes	355	471	1,340	1,291
Provision for income taxes	133	178	512	478

Income from continuing operations	222	293	828	813
Discontinued operations	—	(12)	4	19

Income before cumulative effect of changes in accounting principles	222	281	832	832
Cumulative effect of a change in accounting principles	—	—	—	4

Net income	$222	$281	$832	$836

Income Per Share (Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Basic:
Income from continuing operations	$.64	$.94	$2.48	$2.62
Net income	$.64	$.90	$2.49	$2.69
Diluted:
Income from continuing operations	$.64	$.94	$2.47	$2.62
Net income	$.64	$.90	$2.48	$2.69

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Balance Sheet (Unaudited)

(Dollars in millions)	September 30 2004	December 31 2003
Assets
Current assets:
Cash and cash equivalents	$2,492	$1,396
Receivables, less allowance for doubtful accounts of $6 and $5	2,828	2,389
Receivables from United States Steel	17	20
Receivables from related parties	128	121
Inventories	2,327	1,955
Other current assets	223	163

Total current assets	8,015	6,044
Investments and long-term receivables, less allowance for doubtful accounts of $10 and $10	1,537	1,323
Receivables from United States Steel	586	593
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $12,128 and $11,363	11,285	10,830
Prepaid pensions	141	181
Goodwill	252	252
Intangibles	110	118
Other noncurrent assets	144	141

Total assets	$22,070	$19,482
Liabilities
Current liabilities:
Accounts payable	$4,019	$3,352
Payable to United States Steel	3	4
Payable to related parties	49	17
Payroll and benefits payable	242	230
Accrued taxes	252	247
Accrued interest	50	85
Long-term debt due within one year	16	272

Total current liabilities	4,631	4,207
Long-term debt	4,067	4,085
Deferred income taxes	1,474	1,489
Employee benefits obligations	986	984
Asset retirement obligations	420	390
Payable to United States Steel	8	8
Deferred credits and other liabilities	300	233

Total liabilities	11,886	11,396
Minority interest in Marathon Ashland Petroleum LLC	2,405	2,011
Minority interest in Equatorial Guinea LNG Holdings Limited	90	—
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock:
Common Stock issued – 346,665,978 shares at September 30, 2004 and 312,165,978 at December 31, 2003 (par value $1 per share, authorized 550,000,000 shares)	347	312
Common stock held in treasury – 222,381 shares at September 30, 2004 and 1,744,370 shares at December 31, 2003	(6)	(46)
Additional paid-in capital	4,020	3,033
Retained earnings	3,478	2,897
Accumulated other comprehensive loss	(138)	(112)
Unearned compensation	(12)	(9)

Total stockholders’ equity	7,689	6,075

Total liabilities and stockholders’ equity	$22,070	$19,482

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statement of Cash Flow (Unaudited)

	Nine Months Ended September 30
(Dollars in millions)	2004	2003
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$832	$836
Adjustments to reconcile to net cash provided from operating activities:
Cumulative effect of changes in accounting principles	—	(4)
Income from discontinued operations	(4)	(19)
Deferred income taxes	(26)	(4)
Minority interest in income of subsidiaries	380	267
Depreciation, depletion and amortization	909	869
Pension and other postretirement benefits - net	30	39
Exploratory dry well costs	31	41
Net gains on disposal of assets	(25)	(169)
Impairment of investments	—	129
Changes in the fair value of long-term natural gas contracts in the United Kingdom	210	33
Changes in:
Current receivables	(441)	(506)
Inventories	(372)	(178)
Current accounts payable and accrued expenses	554	260
All other - net	(94)	75

Net cash provided from continuing operations	1,984	1,669
Net cash provided from discontinued operations	—	82

Net cash provided from operating activities	1,984	1,751

Investing activities:
Capital expenditures	(1,377)	(1,272)
Acquisitions	—	(249)
Disposal of assets	47	396
Restricted cash - deposits	(25)	(100)
- withdrawals	6	76
Investments - contributions	(2)	(34)
- loans and advances	(152)	(69)
- returns and repayments	4	49
All other - net	(6)	—
Investing activities of discontinued operations	—	(29)

Net cash used in investing activities	(1,505)	(1,232)

Financing activities:
Commercial paper and revolving credit arrangements - net	—	(43)
Debt issuance costs	(5)	—
Other debt repayments	(257)	(182)
Net proceeds from sale of common stock	1,004	—
Treasury common stock - proceeds from issuances	32	2
Dividends paid	(251)	(221)
Contributions from minority shareholder of Equatorial Guinea LNG Holdings Limited	95	—
Distributions to minority shareholder of Marathon Ashland Petroleum LLC	—	(115)

Net cash provided from (used in) financing activities	618	(559)

Effect of exchange rate changes on cash:
Continuing operations	(1)	7
Discontinued operations	—	6

Net increase (decrease) in cash and cash equivalents	1,096	(27)
Cash and cash equivalents at beginning of period	1,396	488

Cash and cash equivalents at end of period	$2,492	$461
Interest and other financial costs paid (net of amount capitalized)	$(198)	$(239)
Income taxes paid	(539)	(434)

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements – (Unaudited)

1.	Basis of Presentation

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

Effective July 1, 2004, Marathon adopted FASB Staff Position FAS 106-2 (“FSP FAS 106-2”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”). FSP FAS 106-2 includes guidance on recognizing the effects of the new legislation under the various conditions surrounding the assessment of “actuarial equivalence”. Marathon has determined, based on available regulatory guidance, that the postretirement plans’ prescription drug benefits are actuarially equivalent to the Medicare “Part D” benefit under the Act. The subsidy-related reduction in the accumulated postretirement benefit obligation for the Marathon and MAP postretirement plans are $44 million and $49 million. The combined favorable pretax effect of the subsidy-related reduction for the third quarter of 2004 on the measurement of the net periodic postretirement benefit cost related to service cost, interest cost and actuarial gain amortization, is $3 million.

Effective July 1, 2004, Marathon adopted FASB Staff Position FAS 142-2, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities” (“FSP FAS 142-2”). FSP FAS 142-2 states drilling and mineral rights of oil- and gas-producing entities are excluded from Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and accordingly, should not be classified as intangible assets rather than oil and gas properties. The adoption of FSP FAS 142-2 did not have an effect on Marathon’s financial position, cash flows or results of operations.

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

Amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions)	September 30 2004	December 31 2003
Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$17	$20

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$586	$593

Payables:
Current:
Income tax settlement and related interest payable	$3	$4

Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$8	$8

Marathon remains primarily obligated for $56 million of operating lease obligations assumed by United States Steel, of which $42 million has been assumed by other third parties that had purchased plants and operations divested by United States Steel.

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

The following unaudited pro forma data for Marathon includes the results of operations of the above acquisition giving effect to the acquisition as if it had been consummated at the beginning of the nine months ended September 30, 2003. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(In millions)
Revenue and other income	$30,156
Income from continuing operations	806
Net income	829
Per share amounts applicable to Common Stock:
– Income from continuing operations – basic and diluted	2.60
– Net income – basic and diluted	2.67

5.	Discontinued Operations

On October 1, 2003, Marathon sold its exploration and production operations in western Canada for $612 million. This divestiture decision was made as part of Marathon’s strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in Marathon’s Consolidated Statement of Income. The sale resulted in a gain of $278 million, including a tax benefit of $8 million, which has been reported in discontinued operations in the fourth quarter of 2003. Revenues applicable to the discontinued operations totaled $54 million and $185 million for the third quarter of 2003 and the nine months ended September 30, 2003, respectively. Pretax income from discontinued operations totaled $12 million and $63 million for the third quarter of 2003 and the nine months ended September 30, 2003, respectively. In the second quarter of 2004, the final working capital adjustment was determined, which resulted in an additional gain of $4 million and is reported in discontinued operations.

6.	Common Stock Issuance

On March 31, 2004, Marathon issued 34,500,000 shares of its common stock at the offering price of $30 per share and recorded net proceeds of $1.004 billion.

7.	Computation of Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

	Third Quarter Ended September 30
	2004		2003
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$222	$222	$293	$293
Loss from discontinued operations	—	—	(12)	(12)

Net income	$222	$222	$281	$281

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	345,037	345,037	310,211	310,211
Effect of dilutive securities – stock options	—	1,932	—	193

Average common shares including dilutive effect	345,037	346,969	310,211	310,404

Per share:
Income from continuing operations	$.64	$.64	$.94	$.94

Loss from discontinued operations	—	—	$(.04)	$(.04)

Net income	$.64	$.64	$.90	$.90

	Nine Months Ended September 30
	2004		2003
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$828	$828	$813	$813
Income from discontinued operations	4	4	19	19
Cumulative effect of changes in accounting principles	—	—	4	4

Net income	$832	$832	$836	$836

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	333,456	333,456	310,055	310,055
Effect of dilutive securities – stock options	—	1,713	—	106

Average common shares including dilutive effect	333,456	335,169	310,055	310,161

Per share:
Income from continuing operations	$2.48	$2.47	$2.62	$2.62

Income from discontinued operations	$.01	$.01	$.06	$.06

Cumulative effect of changes in accounting principles	$—	$—	$.01	$.01

Net income	$2.49	$2.48	$2.69	$2.69

8.	Stock-Based Compensation Plans

The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2004	2003	2004	2003
Net income
As reported	$222	$281	$832	$836
Add: Stock-based compensation expense included in reported net income, net of related tax effects	19	6	43	11
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(15)	(5)	(31)	(10)

Pro forma net income	$226	$282	$844	$837

Basic net income per share
As reported	$.64	$.90	$2.49	$2.69
Pro forma	$.65	$.91	$2.53	$2.70
Diluted net income per share
As reported	$.64	$.90	$2.48	$2.69
Pro forma	$.65	$.91	$2.52	$2.70

9.	Segment Information

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

Effective January 1, 2004, Marathon realigned its segment reporting to reflect a new business segment, Integrated Gas. This segment includes Marathon’s liquefied natural gas (“LNG”) operations in Alaska and Equatorial Guinea, methanol operations in Equatorial Guinea, the Elba Island, Georgia LNG regasification activities and certain other natural gas marketing and transportation activities, along with expenses related to the continued development of an integrated gas business. These activities were previously reported in the Other Energy Related Businesses (“OERB”) segment, which has been eliminated. Crude oil marketing and transportation activities and costs associated with a gas-to-liquids (“GTL”) demonstration plant, previously reported in OERB, are now reported in the E&P segment. Refined product transportation activities not included in MAP, also previously reported in OERB, are now reported in the RM&T segment. The 2003 information has been restated to reflect the new segment structure.

The following represents information by operating segment:

(In millions)	E&P	RM&T	IG	Total Segments
Third Quarter 2004
Revenues:
Customer	$981	$10,578	$405	$11,964
Intersegment(a)	99	38	42	179
Related parties	2	283	—	285

Total revenues	$1,082	$10,899	$447	$12,428

Segment income	$222	$391	$18	$631
Income from equity method investments	8	17	13	38
Depreciation, depletion and amortization(b)	183	105	2	290
Capital expenditures(c)	249	146	58	453
Third Quarter 2003
Revenues:
Customer	$1,054	$8,441	$515	$10,010
Intersegment (a)	77	12	22	111
Related parties	—	243	—	243

Total revenues	$1,131	$8,696	$537	$10,364

Segment income (loss)	$348	$394	$(22)	$720
Income (loss) from equity method investments	6	26	(13)	19
Depreciation, depletion and amortization(b)	176	96	1	273
Capital expenditures(c)	233	197	13	443

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.

(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

(In millions)	E&P	RM&T	IG	Total Segments
Nine Months 2004
Revenues:
Customer	$3,211	$30,262	$1,176	$34,649
Intersegment(a)	261	95	114	470
Related parties	9	757	—	766

Total revenues	$3,481	$31,114	$1,290	$35,885

Segment income	$1,043	$1,017	$25	$2,085
Income from equity method investments	17	48	43	108
Depreciation, depletion and amortization(b)	573	307	6	886
Capital expenditures(c)	601	419	346	1,366
Nine Months 2003
Revenues:
Customer	$3,401	$24,173	$1,652	$29,226
Intersegment(a)	341	88	86	515
Related parties	9	694	—	703

Total revenues	$3,751	$24,955	$1,738	$30,444

Segment income	$1,175	$722	$7	$1,904
Income from equity method investments(d)	44	67	13	124
Depreciation, depletion and amortization(b)	568	277	4	849
Capital expenditures(c)	747	485	35	1,267

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b)	Differences between segment totals and Marathon totals represent amounts included in administrative expenses.

(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

(d)	Excludes a $124 million loss on the dissolution of MKM Partners L.P., which was not allocated to segments.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated statement of income:

	Third Quarter Ended September 30
(In millions)	2004	2003
Segment income	$631	$720
Items not allocated to segments:
Administrative expenses	(90)	(61)
Gain (loss) on ownership change in MAP	1	(1)

Total income from operations	$542	$658

	Nine Months Ended September 30
(In millions)	2004	2003
Segment income	$2,085	$1,904
Items not allocated to segments:
Administrative expenses	(238)	(154)
Gain on disposal of assets(a)	—	106
Loss on dissolution of MKM Partners L.P.	—	(124)
Gain (loss) on ownership change in MAP	2	(1)

Total income from operations	$1,849	$1,731

(a)	Represents gains on sale of Marathon’s interest in CLAM Petroleum B.V., Speedway SuperAmerica LLC (“SSA”) stores in Florida, South Carolina, North Carolina and Georgia and certain fields in the Big Horn Basin of Wyoming.

10.	Pensions and Other Postretirement Benefits

The following summarizes the components of net periodic benefit costs:

		Third Quarter Ended September 30
		Pension Benefits		Other Benefits
	(In millions)	2004	2003	2004	2003
	Service cost	24	24	4	6
	Interest cost	26	27	8	11
	Expected return on plan assets	(23)	(23)	—	—
Amortization	– net transition gain	(1)	(1)	—	—
	– prior service costs (credits)	1	1	(2)	(2)
	– actuarial loss	12	11	—	3
	Multi-employer plans	—	—	1	1
	Settlement and curtailment losses (gains)(a)	19	(2)	(9)	—

	Net periodic benefit cost(b)	$58	$37	$2	$19

(a)	Includes $10 million in costs related to business transformation programs for the third quarter of 2004.

(b)	Includes MAP’s net periodic pension cost of $29 million and $27 million and other benefits cost of $6 million and $9 million for the third quarter of 2004 and 2003. Includes international net periodic pension cost of $6 million and $4 million for the third quarter of 2004 and 2003.

		Nine Months Ended September 30
		Pension Benefits		Other Benefits
	(In millions)	2004	2003	2004	2003
	Service cost	$76	$70	$14	$16
	Interest cost	80	76	32	36
	Expected return on plan assets	(69)	(68)	—	—
Amortization	– net transition gain	(3)	(3)	—	—
	– prior service costs (credits)	3	3	(10)	(6)
	– actuarial loss	38	28	8	9
	Multi-employer plans	1	1	2	2
	Settlement and curtailment losses (gains)(c)	29	2	(9)	—

	Net periodic benefit cost(d)	$155	$109	$37	$57

(c)	Includes $13 million in costs related to business transformation programs for the first nine months of 2004.

(d)	Includes MAP’s net periodic pension cost of $88 million and $79 million and other benefits cost of $25 million and $26 million for the first nine months of 2004 and 2003. Includes international net periodic pension cost of $17 million and $13 million for the first nine months of 2004 and 2003.

During the nine months ended September 30, 2004, MAP contributed $110 million to its qualified pension plan and Marathon contributed $17 million to its international pension plans. Marathon expects to contribute an additional $6 million to its international plans in the fourth quarter of 2004. In addition, as of September 30, 2004, contributions made from the general assets of Marathon to cover current benefit payments related to unfunded pension and other postretirement benefit plans were $11 million and $23 million.

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

During the third quarter and first nine months of 2004, Marathon recorded $13 million and $27 million of costs as general and administrative expenses related to these business transformation programs. These charges included employee severance and benefit costs related to the elimination of approximately 300 regular employee positions in connection with the 2004 program, relocation costs and net benefit plans settlement and curtailment losses.

The following table sets forth the significant components and activity in the business transformation programs during the nine months ended September 30, 2004:

(In millions)	Accrued 12/31/03	Accruals through 9/30/04	Non-cash Charge	Cash Payments	Accrued 9/30/04
Employee severance and termination benefits	$12	$11	$—	$16	$7
Net benefit plans settlement and curtailment losses	—	13	13	—	—
Relocation costs	5	3	—	7	1
Fixed asset related costs	1	—	—	—	1

Total	$18	$27	$13	$23	$9

An additional charge of $24 million is expected to be incurred in the remainder of 2004 related to the programs, including an estimated $10 million pension plan settlement loss.

12.	Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods shown:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions)	2004	2003	2004	2003
Net income	$222	$281	$832	$836
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	—	—	(5)
Change in fair value of derivative instruments	(5)	18	(26)	8

Total comprehensive income	$217	$299	$806	$839

During the first nine months of 2004 and 2003, $2 million and $5 million of losses, net of tax, were reclassified into net income as it was no longer probable the original forecasted transactions would occur. During the third quarter of 2004, $2 million of losses, net of tax, were reclassified.

13.	Inventories

Inventories are carried at lower of cost or market. Cost of inventories of crude oil and refined products is determined primarily under the last-in, first-out (“LIFO”) method.

(In millions)	September 30 2004	December 31 2003
Liquid hydrocarbons and natural gas	$1,071	$674
Refined products and merchandise	1,140	1,151
Supplies and sundry items	116	130

Total (at cost)	$2,327	$1,955

14.	Debt

During the second quarter of 2004, Marathon replaced both its $1.354 billion long-term revolving credit facility and $575 million 364-day facility with a $1.5 billion five-year revolving credit facility. Concurrent with the new Marathon five-year revolving credit facility, MAP entered into a new $500 million five-year revolving credit facility with third-party financial institutions in the second quarter of 2004. Interest on these facilities is based on defined short-term market rates. During the term of the agreements, Marathon is obligated to pay a facility fee on total commitments, which at September 30, 2004, was 0.125%. Marathon paid approximately $4 million in debt issuance costs associated with these new five-year revolving credit facilities. At September 30, 2004, there were no borrowings against these facilities. At September 30, 2004, Marathon had no commercial paper outstanding under its U.S. commercial paper program that is backed by its long-term revolving credit facility. Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million.

MAP has a $190 million revolving credit agreement with Ashland Inc. (“Ashland”) that terminates in March 2005. Pursuant to the terms of Marathon’s agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland (see Note 16), MAP effectively was restricted from borrowing from Ashland under this facility after September 30, 2004.

At September 30, 2004, in the event of a change in control of Marathon, debt obligations totaling $1.581 billion may be declared immediately due and payable. In such event, Marathon may also be required to either repurchase certain equipment at United States Steel’s Fairfield Works for $88 million or provide a letter of credit to secure the remaining obligation.

15.	Contingencies and Commitments

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

Environmental matters – Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of contaminated sites or waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2004 and December 31, 2003, accrued liabilities for remediation totaled $106 million and $117 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $69 million at September 30, 2004, and $86 million at December 31, 2003.

Guarantees – During the second quarter of 2004, Marathon entered into certain guarantees and indemnifications in connection with the sale of a refined products terminal to Kinder Morgan Bulk Terminals, Inc. There is not a specified term on the guarantees and the maximum potential amount of future payments under the guarantees and indemnifications is estimated to be $5 million.

Contract commitments – At September 30, 2004, Marathon’s contract commitments to acquire property, plant and equipment and long-term investments totaled $1.251 billion. The $686 million increase from December 31, 2003 is primarily due to contractual commitments related to the Equatorial Guinea LNG project. For additional information, see note 17. Included in these contract commitments is $106 million related to the approximately $300 million in refinery upgrade and expansion projects for MAP’s 74,000 bpd Detroit, Michigan refinery. Marathon will loan MAP the funds necessary for the Detroit, Michigan refinery upgrade and expansion projects. The MAP LLC Agreement has been amended to allow the Detroit refinery cash flows to be dedicated to service this debt. The Put/Call Agreement was amended to provide that, in the event Marathon exercises its call right, the Detroit refinery will not be valued at an amount less than the working capital related to the Detroit refinery, excluding working capital additions related to the expansion and clean fuels project.

16.	Proposed Acquisition

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

The MAP Limited Liability Company Agreement has been amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction. As a result, the redemption proceeds to Ashland will be increased by an amount equal to approximately 38 percent of the cash accumulated from MAP’s operations during that period, subject to certain adjustments. In the event of a termination of the acquisition agreement, MAP’s obligation to make cash distributions to Marathon and Ashland would be restored. In addition, Ashland does not have the right to exercise its put right and Marathon does not have the right to exercise its call right under the Put/Call Agreement unless and until the acquisition agreement is terminated.

On June 1, 2004, the United States Federal Trade Commission granted early termination of the pre-closing waiting period mandated by the Hart-Scott-Rodino Act, thereby indicating that it had no present intent to challenge the acquisition and permitting the parties to proceed toward closing. Additionally, Marathon and Ashland submitted a request for a letter ruling to the United States Internal Revenue Service (“IRS”) on the tax-free status of the proposed acquisition. Related to the proposed acquisition, Marathon and Ashland filed registration statements on schedule S-4 with the United States Securities and Exchange Commission on October 12, 2004 subsequent to Ashland filing a preliminary proxy statement on schedule 14A on June 21, 2004 and a revised preliminary proxy statement on Schedule 14A on August 31, 2004. The completion of the acquisition is subject to a number of conditions, including a favorable tax ruling from the IRS, Ashland shareholder approval and Ashland public debt holder consents.

17.	Equatorial Guinea LNG Project

On June 22, 2004, Marathon and Compania Nacional de Petroleos de Guinea Ecuatorial (“GEPetrol”) announced that all of the necessary agreements had been finalized for a liquefied natural gas (LNG) project, including the formation of a jointly-owned holding company Equatorial Guinea LNG Holdings Limited (“EGHoldings”). Marathon holds a 75 percent economic interest and GEPetrol holds a 25 percent economic interest in EGHoldings.

EGHoldings is deemed to be a variable interest entity (“VIE”). Marathon is the primary beneficiary of EGHoldings. As a result, Marathon has consolidated EGHoldings. Marathon must reassess whether or not EGHoldings is a VIE as facts and circumstances change.

As of September 30, 2004, capital expenditures of $388 million related to the LNG project have been incurred. Cash held in escrow of $27 million is classified as restricted cash and is included in long-term receivables. Payables to related parties include an equal amount payable to GEPetrol.

18.	Accounting Standards Not Yet Adopted

An issue which had been on the agenda of the Emerging Issues Task Force (“EITF”), Issue No. 04-09, “Accounting for Suspended Well Costs,” was discussed by the EITF at its September 2004 meeting. Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. If classification of proved reserves cannot be made at the completion of the drilling in an area requiring a major capital expenditure, paragraph 31(a) of SFAS No. 19 requires that the cost continue to be carried as an asset provided that (a) there have been sufficient reserves found to justify completion as a producing well if the required capital expenditure is made and (b) drilling of the additional exploratory well is underway or firmly planned for the near future. If either of those two criteria is not met, the entity must expense the exploratory well costs. For all other exploratory wells not addressed in paragraph 31(a), paragraph 31(b) requires the capitalized costs to be charged to expense if the reserves cannot be classified as proved after a year following the completion of exploratory drilling. Questions have arisen in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue is whether there are circumstances that would permit the continued capitalization of exploratory well costs beyond one year other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. At the September 2004 meeting, the EITF removed this issue from its agenda and requested that the Financial Accounting Standards Board (“FASB”) consider an amendment to SFAS No. 19 to address this issue. The EITF recommended the FASB amend SFAS No. 19 to permit the continued capitalization of exploratory well costs beyond one year if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. Marathon’s current policy is in accordance with the EITF recommendation. If the FASB does not adopt this view, Marathon may have to revaluate its accounting policy for suspended wells.

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

Unless specifically noted, amounts for MAP do not reflect any reduction for the 38 percent interest held by Ashland and amounts for EGHoldings do not reflect any reduction for the 25 percent interest held by GEPetrol.

Overview

Segment Realignment

In January 2004, Marathon changed its business segments to better reflect its integrated gas strategy. In the first quarter of 2004, Marathon realigned segment reporting and introduced a new business segment, Integrated Gas, and its OERB segment was eliminated. This new segment includes Marathon’s LNG operations in Alaska and Equatorial Guinea, methanol operations in Equatorial Guinea, the Elba Island, Georgia LNG regasification activities and certain other natural gas marketing and transportation activities, along with expenses related to the continued development of the integrated gas business. Crude oil marketing and transportation activities and costs associated with a GTL demonstration plant, previously reported in the OERB segment, are now reported in the E&P segment. Refined product transportation activities not included in MAP, also previously reported in the OERB segment, are now reported in our RM&T segment.

Proposed Acquisition of Minority Interest in MAP

On March 18, 2004, Marathon entered into an agreement with Ashland to acquire Ashland’s 38 percent interest in MAP. For additional information, see Note 16 to the Consolidated Financial Statements.

Exploration and Development

In Norway, Marathon and its Alvheim project partners received approval from the Norwegian Ministry of Petroleum and Energy for the companies’ plan for development and operation (PDO) of the Alvheim field located on the Norwegian Continental Shelf. Marathon holds a 65 percent interest in Alvheim and serves as operator. Recently, the Alvheim group reached agreement to tie-in the nearby Vilje discovery, formerly known as Klegg, in which Marathon holds a 46.9 percent interest, subject to the approval of a Vilje PDO.

In Ireland, the An Bord Pleanála has upheld the Mayo County Council’s decision to grant planning permission for the proposed natural gas terminal at Bellanaboy Bridge, County Mayo, which is to be built to bring gas from the Corrib field ashore. This decision represents a major step forward for the outside operated Corrib gas project, in which Marathon holds an 18.5 percent interest. The Corrib field is located 47 miles off the west coast of Ireland in 1,145 feet of water.

Offshore Angola, Marathon and its partners have completed drilling the Cola prospect on Block 32, in which Marathon holds a 30 percent interest. The results of the Cola well are expected to be announced later this year. Also at this time Marathon is participating in two wells offshore Angola, the Palas well on Block 31, in which the company holds a 10 percent interest, and the Gengibre well on Block 32.

Offshore Nova Scotia on the Marathon-operated Annapolis block, the Crimson well, in which Marathon holds a 30 percent interest, recently completed drilling and was plugged and abandoned. Marathon along with its partners is analyzing well data to determine next steps.

Marathon recently completed its previously announced effort to solicit offers for its wholly-owned subsidiary Pennaco Energy, Inc., which owns interests in natural gas exploration and production properties located in the Powder River Basin of Wyoming and Montana. While Marathon received offers for Pennaco, none of them were sufficient to warrant a sale of these assets.

Refining, Marketing and Transportation

In the refining, marketing and transportation (downstream) segment, MAP remained focused on maintaining its strong position in the U.S. downstream business. MAP was challenged during the third quarter by the dramatic increase in crude oil prices. The approximate 35 percent increase in crude prices resulted in a significant tightening of margins and a deceleration in consumer demand growth for motor fuels.

Speedway SuperAmerica LLC continued to post strong same store merchandise sales results during the third quarter despite reduced demand for motor fuels. Same store merchandise sales were up approximately 10 percent during the third quarter when compared to the same period last year.

Integrated Gas

On July 1, 2004, Marathon and its partner, GEPetrol, the National Oil Company of Equatorial Guinea, held a groundbreaking ceremony for the construction of an LNG project on Bioko Island that will deliver a contracted offtake of 3.4 million metric tons (approximately 460 mmcfd). Construction of the Equatorial Guinea LNG plant continues to progress, including ordering all key equipment, nearing completion of site preparation and constructing tank foundations.

On October 5, 2004, Marathon signed an agreement with BP Energy Company under which BP will supply Marathon with 58 billion cubic feet (bcf) of natural gas per year, as LNG, for a minimum period of five years beginning in midyear 2005. Marathon will take delivery of the LNG at the Elba Island, Georgia, LNG regasification terminal where the company holds rights to deliver and sell up to 58 bcf of natural gas per year. Pricing of the LNG will be linked to the Henry Hub index. This supply agreement with BP enables Marathon to fully utilize its capacity rights at Elba Island during the period of this agreement, while affording Marathon the flexibility to access this capacity to commercialize other stranded gas resources beyond the term of the BP contract. Marathon is continuing to actively seek additional cargoes prior to the start of deliveries from BP.

Long-term Natural Gas Contracts

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

During the third quarter of 2004, Marathon recorded a non-cash charge of $129 million to earnings and increased the derivative liability relating to the U.K. contracts to $238 million as of September 30, 2004. The increase is primarily due to the U.K. 18-month forward gas price curve strengthening more than 40 percent during the quarter.

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

Marathon estimates its production will average approximately 325,000 barrels of oil equivalent per day (“BOEPD”) for the fourth quarter 2004 and approximately 335,000 BOEPD for the full year 2004, excluding the effect of any acquisitions or dispositions. This reduction, compared to previous estimates of approximately 360,000 BOEPD for the full year 2004, is primarily due to hurricane impacts in the Gulf of Mexico and delays associated with Marathon’s expansion projects in Equatorial Guinea.

Exploration

Major exploration activities, which are currently underway or under evaluation, include:

•	Angola, where Marathon is participating in the Gengibre well on Block 32 and the Palas well on Block 31 and plans to participate in one to two additional exploration wells offshore Angola during the first half of 2005;

•	Norway, where Marathon plans to participate in two exploration wells during 2005;

•	Gulf of Mexico, where Marathon is participating in the Sequoia well in the Mississippi Canyon 941 block;

•	Equatorial Guinea, where Marathon is drilling an exploration well on the Gardenia Prospect and will move the drilling rig to the previously announced Deep Luba discovery to perform additional well testing.

Production

In Equatorial Guinea, Marathon’s condensate expansion project is mechanically complete and continuing to ramp up with current liquids production of 44 gross mbpd. The condensate expansion project is expected to increase total liquids production from approximately 20 gross mbpd to approximately 57 gross mbpd (32 mbpd net to Marathon). This project also has significantly reduced the need to flare gas, preserving the resource while reducing emissions. The liquefied petroleum gas (LPG) expansion project is expected to start-up in the second quarter of 2005. Upon completion of the LPG expansion project, gross liquids production is expected to increase from approximately 57 mbpd to approximately 79 mbpd (45 mbpd net to Marathon).

In Norway, Marathon and its Alvheim project partners received approval for a PDO from the Norwegian authorities in October 2004, and first Alvheim production is expected in early 2007. A PDO for the Vilje discovery is expected to be submitted to the Norwegian authorities in the fourth quarter of 2004. Production from a combined Alvheim/Vilje development is expected to reach more than 50 net mbpd during 2007. Also, the Hamsun discovery, announced earlier this year, is being examined as another possible tie-back to the Alvheim development.

In Ireland, where Marathon and its partners recently received planning permission for a proposed natural gas terminal, development work on the various aspects of the Corrib project is resuming and first gas production is expected in mid-year 2007.

During September 2004, hurricane activity in the Gulf of Mexico caused damage to the Petronius platform, in which Marathon holds a 50 percent interest. Petronius’ operator has only recently been able to return to the site to assess damage. Production of liquid hydrocarbon of approximately 19 mbpd net to Marathon and natural gas of approximately 32 mmcfd net to Marathon remains shut in. Marathon is still assessing the damage from Hurricane Ivan and has not determined when production will restart. Marathon has both property damage and business interruption insurance coverage that is expected to apply to a portion of the loss associated with this incident. Property damage losses and insurance recoveries will be recognized in income in future periods when they become estimable.

During the fourth quarter of 2004, Marathon expects to complete several reserve audits including that of the Powder River Basin properties, where recent efforts to sell the properties did not result in offers sufficient to warrant a sale. These reviews could result in the recognition of impairment losses in the fourth quarter of 2004.

Marathon continues to negotiate the terms of reentry to Libya, which would reestablish a significant core area for Marathon.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon, natural gas and condensate production, the exploration drilling program, the LPG expansion project and a PDO of the Alvheim and Vilje fields. Some factors that could potentially affect worldwide liquid hydrocarbon, natural gas and condensate production, the exploration drilling program and the PDO for the Alvheim and Vilje fields include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, inability or delay in obtaining necessary government and third party approvals and permits, including Norwegian regulatory approvals for the Vilje PDO, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response and other geological, operating and economic considerations. Factors that could affect the LPG expansion project include unforeseen problems arising from construction, including equipment repairs, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

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

Construction continues at MAP’s 74,000 bpd Detroit, Michigan refinery on approximately $300 million in capital projects. One of the projects, a $110 million expansion project, is expected to raise the crude oil capacity at the refinery by 35 percent to 100,000 bpd. Other projects are expected to enable the refinery to produce new clean fuels and further control regulated air emissions. These construction projects are on target for the scheduled fourth quarter of 2005 completion. Marathon is loaning MAP the funds necessary for these upgrade and expansion projects.

The acquisition of Ashland’s 38 percent interest in MAP is subject to several previously disclosed conditions, including approval by Ashland’s shareholders, consent from Ashland’s public debt holders and receipt of a favorable private letter ruling from the Internal Revenue Service (IRS) with respect to the tax treatment. Marathon and Ashland have filed registration statements and proxy materials with the U.S. Securities and Exchange Commission and are responding to comments. In addition, the companies submitted a request for a private letter ruling to the IRS on the tax-free status of the proposed transaction. Marathon and Ashland continue to discuss the complex tax issues related to this transaction with the IRS. The companies have not resolved all issues with the IRS and are exploring alternatives for the unresolved issues. Marathon continues to believe that the transaction will close. With respect to the timing of closing, it is possible that the transaction will close by year end, but it is more likely that the transaction will close in the first quarter of 2005.

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

Integrated Gas

In the LNG project in Equatorial Guinea, Marathon and GEPetrol through EGHoldings have made the final investment decision to develop a 3.4 million metric tonnes per year LNG plant, with start up projected for late 2007. Preparations for the construction of the first LNG train are progressing on schedule, including ordering all key equipment, nearing completion of site preparation and constructing tank foundations. EGHoldings has also signed a Sales and Purchase Agreement (“SPA”) with a subsidiary of BG Group plc (“BGML”) under which BGML would purchase the LNG plant’s production for a period of 17 years on an FOB Bioko Island basis with pricing linked principally to the Henry Hub index. The LNG would be targeted primarily to a receiving terminal in Lake Charles, Louisiana, where it would be regasified and delivered into the Gulf Coast natural gas pipeline grid.

Marathon also is seeking additional natural gas supply in the Equatorial Guinea area to extend the life and annual output of this plant and possibly lead to the development of a second LNG train.

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

Corporate Matters

In the third quarter of 2004, as part of ongoing business transformation programs, Marathon implemented two outsourcing agreements to achieve further business process improvements and cost reductions. It is anticipated that these programs will result in total pretax charges of approximately $75 million. Of these charges, $24 million was recorded in 2003 and $27 million was recorded in the first nine months of 2004, including net benefit plans settlement and curtailment losses of $13 million. It is anticipated the remainder will be recognized when incurred during the fourth quarter of 2004 and includes an additional expected settlement loss of $10 million for the Marathon qualified pension plan resulting from the additional workforce reductions as a result of the outsourcing.

Projected savings from the business transformation programs are expected to benefit all business segments, as well as unallocated administrative expenses. The total upfront cash costs of outsourcing are expected to be recovered in savings in less than two years.

The American Jobs Creation Act of 2004 was enacted on October 11, 2004. Marathon is still assessing the impact of this change in income tax law and expects to recognize any financial effects in the fourth quarter of 2004.

The above discussion includes forward-looking statements with respect to cost savings from the business transformation programs, the projected completion time for implementation of the changes and pension plan settlement losses. Factors, but not necessarily all factors, that could adversely affect these expected results include future acquisitions or dispositions, technological developments, actions of government or other regulatory bodies in areas affected by these organizational changes, unforeseen hazards, regulatory impacts, and other economic or political considerations. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Results of Operations

Revenues for the third quarter and first nine months of 2004 and 2003 are summarized in the following table:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions)	2004	2003	2004	2003
E&P	$1,082	$1,131	$3,481	$3,751
RM&T	10,899	8,696	31,114	24,955
IG	447	537	1,290	1,738

Segment revenues	12,428	10,364	35,885	30,444
Elimination of intersegment revenues	(179)	(111)	(470)	(515)

Total revenues	$12,249	$10,253	$35,415	$29,929

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$1,137	$1,104	$3,327	$3,211

Matching crude oil, gas and refined product buy/sell transactions settled in cash:
E&P	45	66	127	183
RM&T	2,217	1,698	6,565	5,035

Total buy/sell transactions	$2,262	$1,764	$6,692	$5,218

E&P segment revenues decreased by $49 million in the third quarter of 2004 from the comparable prior-year period. For the first nine months of 2004, revenues decreased by $270 million from the prior-year period. These decreases were primarily due to derivative losses and lower domestic liquid hydrocarbon and natural gas volumes. These decreases were partially offset by higher liquid hydrocarbon and natural gas prices. Derivative losses totaled $204 million and $338 million in third quarter and the first nine months of 2004, compared to losses of $35 million and $120 million in third quarter and first nine months of 2003. See “Quantitative and Qualitative Disclosures About Market Risk” on page 29 for discussion of derivative instruments and associated market risk.

RM&T segment revenues increased by $2.203 billion in the third quarter of 2004 from the comparable prior-year period. For the first nine months of 2004, revenues increased by $6.159 billion from the prior-year period. The increases primarily reflected higher refined product selling prices and increased crude oil sales volumes and prices.

Integrated Gas segment revenues decreased by $90 million in the third quarter of 2004 from the comparable prior-year period. For the first nine months of 2004, revenues decreased by $448 million from the comparable prior-year period. These decreases primarily reflected lower natural gas marketing volumes. Derivative gains totaled $5 million and $15 million in third quarter and the first nine months of 2004, compared to gains of $6 million and $7 million in third quarter and first nine months of 2003.

For additional information on segment results, see “Results of Operations by Segments” on page 22.

Income from equity method investments increased by $19 million in the third quarter and $108 million in the first nine months of 2004 from the comparable prior-year periods. The increase in the third quarter is primarily the result of an impairment charge of $22 million on an equity method investment in the third quarter of 2003. The increase in the nine months is primarily due to a $124 million loss on the dissolution of MKM Partners L.P. in the second quarter of 2003.

Net gains on disposal of assets decreased by $30 million in the third quarter and $144 million in the first nine months of 2004 from the comparable prior-year periods. The decrease in the third quarter and the nine months is primarily due to Marathon selling its interest in CLAM Petroleum B.V., interests in several pipeline companies, SSA stores in Florida, South Carolina, North Carolina and Georgia, and certain fields in the Big Horn Basin of Wyoming during the first nine months of 2003.

Cost of revenues for the third quarter of 2004 increased by $2.026 billion from the comparable prior-year period. For the first nine months of 2004, cost of revenues increased by $5.116 billion from the comparable prior-year period. The increases in the RM&T segment primarily reflected higher acquisition costs for crude oil, other refinery charge and blend stocks and refined products and higher manufacturing expenses. This was partially offset by decreases in E&P as a result of lower crude oil marketing activity.

Selling, general and administrative expenses for the third quarter and the first nine months of 2004 increased by $21 million and $89 million from the comparable prior-year periods, primarily as a result of increased stock-based compensation expense as well as severance and net pension plan settlement and curtailment charges related to outsourcing and business transformation. The increase in stock-based compensation expense is primarily a result of an increase of more than $8.00 per share in Marathon’s stock price during 2004. First nine months of 2004 also included start-up costs related to the Equatorial Guinea LNG project.

Net interest and other financing costs for the third quarter and the first nine months of 2004 decreased by $15 million and $44 million, respectively, compared to the same periods last year. The decreases are primarily a result of increased interest income on investments and an increase in capitalized interest related to increased long-term construction projects, partially offset by a decrease in foreign currency gains.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest, increased $16 million and $118 million in the third quarter and the first nine months of 2004 from the comparable 2003 periods, due to higher MAP income as discussed below for the RM&T segment.

Minority interest in loss of Equatorial Guinea LNG Holdings Limited, which represents GEPetrol’s 25 percent ownership interest, was $1 million in the third quarter and $5 million in the first nine months of 2004, primarily resulting from GEPetrol’s share of start-up costs associated with the LNG project in Equatorial Guinea.

Provision for income taxes in the third quarter of 2004 and the first nine months of 2004 decreased by $45 million and increased by $34 million from the comparable 2003 periods primarily due to $116 million decrease and $49 million increase in income before income taxes, respectively. The effective tax rate for the first nine months of 2004 was 38.2% compared to 37.0% for the comparable period in 2003. The increase in the rate is primarily related to the effects of foreign operations and unfavorable prior year adjustments in the 2004 provision.

Net income for the third quarter and first nine months decreased by $59 million and $4 million in 2004 from 2003, primarily reflecting the factors discussed above.

Results of Operations by Segments

Income from operations for the third quarter and the first nine months of 2004 and 2003 is summarized in the following table:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions)	2004	2003	2004	2003
E&P
Domestic	$244	$301	$835	$906
International	(22)	47	208	269

E&P segment income	222	348	1,043	1,175
RM&T	391	394	1,017	722
IG	18	(22)	25	7

Segment income	631	720	2,085	1,904
Items not allocated to segments:
Administrative expenses	(90)	(61)	(238)	(154)
Gain on disposal of assets	—	—	—	106
Loss on dissolution of MKM Partners L.P.	—	—	—	(124)
Gain (loss) on ownership change in MAP	1	(1)	2	(1)

Income from operations	$542	$658	$1,849	$1,731

Domestic E&P income in the third quarter of 2004 decreased by $57 million from last year’s third quarter. Results in the first nine months of 2004 decreased by $71 million from the same period in 2003. The decreases were due to lower liquid hydrocarbon and natural gas volumes primarily resulting from base decline, weather related downtime in the Gulf of Mexico and the sale of the Yates field partially offset by higher liquid hydrocarbon and natural gas prices and lower dry well expense. Derivative losses totaled $58 million and $98 million in third quarter and the first nine months of 2004, compared to losses of $9 million and $76 million in third quarter and first nine months of 2003.

Certain properties in the Gulf of Mexico were evacuated due to hurricane activity resulting in shut in of approximately 40 mbpd of liquid hydrocarbon and 95 mmcfd of natural gas production during the third quarter of 2004. Restoration of production began following the hurricanes and all facilities were back on line by October 1, 2004 with the exception of the Petronius platform.

Marathon’s domestic average realized liquid hydrocarbons price excluding derivative activity was $35.56 and $32.23 per barrel (“bbl”) in third quarter and the first nine months of 2004, compared with $26.44 and $27.21 per bbl in the comparable prior periods. Average gas prices were $4.76 and $4.83 per thousand cubic feet (“mcf”) excluding derivative activity in third quarter and the first nine months of 2004, compared with $4.38 and $4.74 per mcf in the corresponding 2003 periods.

Domestic net liquid hydrocarbons production decreased to 87 thousand barrels per day (“mbpd”) in the first nine months of 2004, down 25 percent from the 2003 comparable period, as a result of natural declines mainly in the Gulf of Mexico and the sale of Yates field. Net natural gas production averaged 647 million cubic feet per day (“mmcfd”) in the first nine months of 2004, down 11 percent from the 2003 comparable period, as a result of natural declines in the Permian Basin and the Gulf of Mexico.

International E&P income in the third quarter of 2004 decreased by $69 million from last year’s third quarter. Results in the first nine months of 2004 decreased by $61 million from the same period in 2003. The decreases were primarily a result of significantly higher non-cash derivative losses and higher exploration expense, partially offset by higher liquid hydrocarbon and natural gas prices. Additionally, the first nine months of 2004 resulted in higher liquid hydrocarbon volumes compared to the same period in 2003, primarily as a result of the acquisition of KMOC in the second quarter of 2003 and increased production from the condensate expansion project in Equatorial Guinea. Derivative losses totaled $146 million and $240 million in third quarter and the first nine months of 2004, compared to losses of $26 million and $44 million in third quarter and first nine months of 2003. The derivative losses in the third quarter and the first nine months of 2004 included non-cash charges of $129 million and $210 million and in the third quarter and the first nine months of 2003 included non-cash charges of $21 million and $33 million on long-term natural gas contracts in the United Kingdom. For additional information on U.K. gas contracts, see “Long-term Natural Gas Contracts” on page 17.

Marathon’s international average realized liquid hydrocarbons price excluding derivative activity was $37.07 and $31.78 per bbl in third quarter and the first nine months of 2004, compared with $25.28 and $26.24 per bbl in the comparable prior period. Average gas prices were $2.79 and $3.15 per mcf excluding derivative activity in third quarter and the first nine months of 2004, compared with $2.46 and $2.63 per mcf in the corresponding 2003 periods.

International net liquid hydrocarbons production increased to 86 thousand barrels per day (“mbpd”) in the first nine months of 2004, up 12 percent from the 2003 comparable period, as a result of increased production in Equatorial Guinea and the acquisition of KMOC. Net natural gas production averaged 354 mmcfd in the first nine months of 2004, down 1 percent from the 2003 comparable period, primarily from the disposition in 2003 of Marathon’s interest in CLAM Petroleum B.V., partially offset by increased production from the condensate expansion project in Equatorial Guinea.

RM&T segment income in the third quarter of 2004 decreased by $3 million from last year’s third quarter. Results in the first nine months of 2004 increased by $295 million from the same period in 2003. The quarter to quarter comparison primarily reflects a similar 3-2-1 crack spread in both quarters blending the Chicago and U.S. Gulf Coast crack spreads on a 2/3 - 1/3 basis. However, due to the dramatic increase in crude oil prices during the quarter, wholesale margins, especially on refined products other than gasoline and distillate, were compressed compared to the third quarter 2003, primarily due to the fact that the prices for other refined products do not change as quickly or as frequently as spot gasoline and distillate prices. Although crude oil prices were high, refining and wholesale marketing margins were relatively strong during the third quarter 2004. Third quarter 2004 margins were strong initially due to concerns about the adequacy of gasoline supplies during the prime driving season and later due to concerns about the adequacy of distillate supplies heading into winter. A widening in the price differential between sweet and sour crude oil in the third quarter 2004 also positively impacted the refining and wholesale marketing margin. The increase in the first nine months of 2004 primarily reflects a higher refining and wholesale marketing margin due initially to the market’s concerns about refiners’ ability to supply the new Tier 2 low sulfur gasolines which were required effective January 1, 2004 and, more recently, due to concerns about the adequacy of distillate supplies heading into winter. Additionally, the 3-2-1 crack spread was strong during the first nine months of 2004. The blended 3-2-1 crack spread increased from about $6.40 per barrel in the first nine months of 2003 to about $8.30 per barrel in the first nine months of 2004 or about $2 per barrel. MAP processed record volumes of total refinery inputs in the first nine months of 2004. The total refinery throughputs were 4% higher for the first nine months of 2004 compared to the same period last year. These improvements were partially offset by higher manufacturing costs. Crude oil prices averaged about $8 per barrel or about 26% higher in the first nine months of 2004 compared to the comparable period last year. Due to these high raw material prices, the wholesale margins, especially on refined products other than gasoline and distillate, were compressed compared to the same period last year in respect to what the 3-2-1 crack spread metric would indicate.

The 2003 third quarter also included $34 million of gains from the sale of certain interests in refined product pipelines not owned by MAP but were included in RM&T segment income. Derivative losses included in the refining and wholesale marketing margin were $67 million and $270 million in the third quarter and first nine months of 2004 as compared to $9 million and $106 million in the same periods of 2003. Trading gains (losses), which are included in other income, were $2 million and $14 million in the third quarter and first nine months of 2004 as compared to $0 and $(1) million in the same periods of 2003. See “Quantitative and Qualitative Disclosures About Market Risk” on page 30 for discussion of derivative instruments and associated market risk.

IG segment income in the third quarter of 2004 increased by $40 million from last year’s third quarter. Results in the first nine months of 2004 increased by $18 million from the same period in 2003. The increases were primarily the result of higher margins from gas marketing activities, including recognized changes in the fair value of derivatives used to support those activities, higher income from LNG operations, and increased earnings from Marathon’s equity investment in a methanol plant in Equatorial Guinea. Equatorial Guinea methanol plant operations in 2004 have been operating at a 94 percent on-stream factor and prices have remained strong in 2004 averaging nearly $221 per ton through September 2004. Also, in the third quarter 2003, Marathon recorded an impairment charge of $22 million on an equity method investment. These were partially offset by $21 million of start-up costs associated with the LNG project in Equatorial Guinea in the second quarter of 2004.

Unallocated administrative expenses in the third quarter of 2004 increased by $29 million compared to last year’s third quarter. For the first nine months of 2004, unallocated administrative expenses increased by $84 million from the same period in 2003. These increases were due to $21 million and $47 million of non-cash charges in the third quarter and first nine months of 2004 related to equity-based compensation, primarily as a result of an increase of more than $8.00 per share in Marathon’s stock price during 2004 and upfront costs related to outsourcing activities. The first nine months of 2004 also included net benefit plans settlement and curtailment losses of $20 million.

Dividends to Stockholders

On October 27, 2004, the Marathon Board of Directors (the “Board”) declared a dividend of 28 cents per share, payable December 10, 2004, to stockholders of record at the close of business on November 17, 2004.

Cash Flows

Net cash provided from operating activities (for continuing operations) was $1.984 billion in the first nine months of 2004, compared with $1.669 billion in the first nine months of 2003. The $315 million increase mainly reflects a higher refining and wholesale marketing margin. In the first nine months of 2004, MAP made cash contributions to its pension plan of $110 million. In the first nine months of 2003, MAP made cash contributions to its pension plan of $89 million.

Capital expenditures in the first nine months of 2004 totaled $1.377 billion compared with $1.272 billion in the same period of 2003, excluding the acquisition of KMOC in the first nine months of 2003. For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 34.

Acquisitions included cash payments of $249 million for the first nine months of 2003 for the acquisition of KMOC.

Cash from disposal of assets was $47 million in the first nine months of 2004, compared with $396 million in the first nine months of 2003. In 2004, proceeds were primarily from the disposition of certain SSA stores. In 2003, proceeds were primarily from the disposition of Marathon’s interest in CLAM Petroleum B.V., SSA stores, interest in several pipeline companies and certain fields in the Big Horn Basin of Wyoming.

Investments in the first nine months of 2004 totaled $150 million compared with $54 million in the same period of 2003. The increase is due to increased advances to an equity affiliate in Equatorial Guinea to fund the expansion of a liquefied petroleum gas processing facility.

Net cash provided from financing activities was $618 million in the first nine months of 2004, compared with net cash used of $559 million in the first nine months 2003. The increase was due to the issuance on March 31, 2004, of 34,500,000 shares of common stock resulting in net proceeds of $1.004 billion. This was partially offset by the repayment on maturity of $250 million 7.2% notes in the first nine months of 2004. Additionally, the first nine months of 2003 reflects distributions of $115 million to Ashland. In 2004, the MAP Limited Liability Company Agreement was amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction. In the event of a termination of the acquisition agreement, MAP’s obligation to make cash distributions to Marathon and Ashland would be restored. Additionally, the first nine months of 2004 included contributions from GEPetrol of $95 million for its 25 percent interest in EGHoldings.

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

Marathon has a committed $1.5 billion five-year revolving credit facility that terminates in May 2009. At September 30, 2004, there were no borrowings against this facility. At September 30, 2004, Marathon had no commercial paper outstanding under the U.S. commercial paper program that is backed by the five-year revolving credit facility. Additionally, Marathon has other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn at September 30, 2004.

MAP has a committed $500 million five-year revolving credit facility with third-party financial institutions that terminates in May 2009. MAP also has a $190 million revolving credit agreement with Ashland that expires in March 2005. At September 30, 2004, there were no borrowings against these facilities. Pursuant to the terms of Marathon’s agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland (see Note 16 to the Consolidated Financial Statements), MAP’s use of its credit agreement with Ashland was restricted after September 30, 2004 and it is anticipated the credit agreement will be terminated upon completion of the transaction.

The Marathon and MAP revolving credit facilities each require a representation at an initial borrowing that there has been no change in the respective borrower’s consolidated financial position or operations, considered as a whole, that would materially and adversely affect such borrower’s ability to perform its obligations under its revolving credit facility.

On March 31, 2004 Marathon completed the sale of 34,500,000 shares of common stock at the offering price of $30 per share from the $2.7 billion universal shelf registration statement filed with the Securities and Exchange Commission in 2002. Marathon recorded net proceeds of $1.004 billion related to this issuance, which contributed to cash and cash equivalents of $2.5 billion at September 30, 2004. Marathon expects to utilize a substantial portion of this cash to repay debt assumed in connection with the proposed acquisition of the remaining interest in MAP and related businesses or to retire other outstanding long-term debt, and to fund operations, including its capital and investment program. As of September 30, 2004 there was $1.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities available to be issued under this shelf registration statement.

Cash distributions from MAP have been suspended pending the agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland. If the proposed transaction closes, Ashland would receive proceeds equal to 38 percent of MAP’s distributable cash at the time of closing. If the transaction does not close, Ashland would receive its share of these funds as part of its normal distributions. Ashland’s share on September 30 was $203 million.

Marathon’s cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 17 percent at September 30, 2004, compared to 33 percent at year-end 2003 as shown below. This includes approximately $593 million of debt that is serviced by United States Steel Corporation (“United States Steel”). Marathon continually monitors its spending levels, market conditions and related interest rates to maintain what it perceives to be reasonable debt levels.

(Dollars in millions)	September 30 2004	December 31 2003
Long-term debt due within one year	$16	$272
Long-term debt	4,067	4,085

Total debt	$4,083	$4,357
Cash	$2,492	$1,396
Equity	$7,689	$6,075

Calculation
Total debt	$4,083	$4,357
Minus
Cash	2,492	1,396

Total debt minus cash	1,591	2,961

Total debt	4,083	4,357
Plus
Equity	7,689	6,075
Minus
Cash	2,492	1,396

Total debt plus equity minus cash	$9,280	$9,036

Cash-adjusted debt-to-capital ratio	17%	33%

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

Nonrecourse Indebtedness of Investees

Certain equity investees of Marathon have incurred indebtedness that Marathon does not support through guarantees or otherwise. If Marathon were obligated to share in this debt on a pro rata basis, its share would have been approximately $516 million as of September 30, 2004. Of this amount, $161 million relates to Pilot Travel Centers LLC (“PTC”). If any of these equity investees default, Marathon has no obligation to support the debt. Marathon’s partner in PTC has guaranteed $157 million of the total PTC debt.

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

As of September 30, 2004, Marathon has obligations totaling $673 million that have been assumed by United States Steel. Of the total $673 million, obligations of $603 million and corresponding receivables from United States Steel were recorded on Marathon’s consolidated balance sheet (current portion - $17 million; long-term portion - $586 million). The remaining $70 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

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

New Tier 2 gasoline and on-road diesel fuel rules require substantially reduced sulfur levels for gasoline and diesel starting in 2004 and 2006, respectively. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million over the period between 2002 and 2006. Some of these costs could be incurred as part of other refinery upgrade projects. This is a forward-looking statement. Costs incurred through September 30, 2004, were approximately $370 million. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include completion of project detailed engineering and project construction and logistical considerations.

During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (“CAA”) and other violations with the U.S. Environmental Protection Agency covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects are approximately $370 million over the eight-year period, with about $210 million incurred through September 30, 2004. The impact of the settlement on ongoing operating expenses is expected to be immaterial. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

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

There have been no other significant changes to Marathon’s environmental matters subsequent to December 31, 2003. Changes in accrued liabilities for remediation and receivables for recoverable costs since December 31, 2003 are described in Note 15 to the Consolidated Financial Statements on page 14.

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

Accounting Standards Not Yet Adopted

An issue which had been on the agenda of the EITF, Issue No. 04-09, “Accounting for Suspended Well Costs,” was discussed by the EITF at its September 2004 meeting. Questions have arisen in practice about the application of SFAS No. 19 to suspended well costs due to changes in oil and gas exploration processes and lifecycles. At the September 2004 meeting, the EITF removed this issue from its agenda and requested that the Financial Accounting Standards Board consider an amendment to SFAS No. 19 to address this issue. The EITF recommended the FASB amend SFAS No. 19 to permit the continued capitalization of exploratory well costs beyond one year if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. Marathon’s current policy is in accordance with the EITF recommendation. If the FASB does not adopt this view, Marathon may have to revaluate its accounting policy for suspended wells. For additional information, see Note 18 to the Consolidated Financial Statements.

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

Marathon’s E&P segment primarily uses commodity derivative instruments selectively to lock in realized prices on portions of its future production when deemed advantageous to do so.

Marathon’s RM&T segment uses commodity derivative instruments:

•	to mitigate the price risk between the time foreign and domestic crude oil and other feedstock purchases for refinery supply are priced and when they are actually refined into salable petroleum products,

•	to manage the price risk associated with anticipated natural gas purchases for refinery use,

•	to protect the value of excess refined product, crude oil and LPG inventories,

•	to lock in margins associated with future fixed price sales of refined products to non-retail customers,

•	to protect against decreases in the future crack spreads, and

•	to take advantage of trading opportunities identified in the commodity markets.

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

Commodity Price Risk

Sensitivity analyses of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative instruments as of September 30, 2004 are provided in the following table:

	Incremental Decrease in Income from Operations Assuming a Hypothetical Price Change of: (a)
(In millions)	10%	25%
Commodity Derivative Instruments(b)(c)
Crude oil(d)	$62.5	$133.6
Natural gas(d)	48.4	121.5
Refined products(d)	2.0	6.6

(a)	Marathon remains at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect hypothetical 10 percent and 25 percent changes in closing commodity prices, excluding basis swaps, for each open contract position at September 30, 2004. Marathon evaluates its portfolio of commodity derivative instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Marathon is also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio after September 30, 2004, would cause future IFO effects to differ from those presented in the table.

(b)	Net open contracts for the combined E&P and IG segments varied throughout third quarter 2004, from a low of 8,947 contracts at September 30 to a high of 19,247 contracts at July 1, and averaged 14,091 for the quarter. The number of net open contracts for the RM&T segment varied throughout third quarter 2004, from a low of 253 contracts at July 7 to a high of 18,553 contracts at September 30, and averaged 6,104 for the quarter. The commodity derivative instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.

(c)	The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.

(d)	The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in IFO when applied to the commodity derivative instruments used to hedge that commodity.

E&P Segment

Derivative losses included in the E&P segment were $338 million and $120 million for the first nine months of 2004 and 2003, respectively. Losses of $210 million and $33 million are included in segment results for the first nine months of 2004 and 2003, respectively, on long-term natural gas contracts in the United Kingdom that are accounted for as derivative instruments. For additional information on U.K. gas contracts, see “Long-term Natural Gas Contracts” on page 17. Additionally, losses of $3 million and $8 million from discontinued cash flow hedges are included in segment results for the nine months of 2004 and 2003, respectively. The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive income (loss) as it was no longer probable that the original forecasted transactions would occur.

At September 30, 2004 the following commodity derivative contracts were outstanding. All contracts currently qualify for hedge accounting unless noted. Included in derivative losses in the first nine months of 2004 was a $17 million loss due to changes in the fair value of derivatives that will expire in the fourth quarter of 2004.

Contract Type(a)	Period	Daily Volume	% of Estimated Production(b)	Average Price
Natural Gas
Zero-cost collars	October – December 2004	30 mmcfd	3%	$7.15 - $4.25 mcf
Swaps	October – December 2004	50 mmcfd	5%	$5.02 mcf
Crude Oil
Zero-cost collars	October – December 2004	44 mbpd(c)	27%	$29.67 - $24.26 bbl

(a)	These contracts may be subject to margin calls above certain limits established by counterparties.

(b)	Volumes and percentages are based on the estimated production on an annualized basis.

(c)	On September 30, 2004, 16 mbpd no longer qualify for hedge accounting due to ineffectiveness between the hedge and the underlying commodity.

RM&T Segment

Marathon does not attempt to qualify commodity derivative instruments used in its RM&T operations for hedge accounting and, therefore, recognizes all changes in the fair value of derivatives used in its RM&T operations in income, despite the fact that most of these derivatives have an underlying physical commodity transaction. Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transactions. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transactions. Derivative gains (losses) included in RM&T segment income for the first nine months of 2004 and 2003 are summarized in the following table:

	Nine Months Ended September 30
Strategy (In Millions)	2004	2003
Mitigate price risk	$(88)	$(83)
Protect carrying values of excess inventories	(111)	(35)
Protect margin on fixed price sales	10	3
Protect crack spread values	(81)	9
Trading activities	14	(1)

Total net derivative losses	$(256)	$(107)

In the second and third quarters of 2004, MAP sold crack spreads forward using derivative instruments through the first quarter 2005 at values higher than the company thought sustainable in the actual months these contracts expire. Included in the $81 million derivative loss in the first nine months of 2004 noted in the above table for the “Protect crack spread values” strategy was approximately a $9 million loss due to changes in the fair value of crack-spread derivatives that will expire in the fourth quarter of 2004 and the first quarter of 2005. The table below summarizes the open protect crack spread values strategies in place at September 30, 2004.

Contract Type	Quarterly Period	Volume	Average Price(a)
Gasoline crack spreads	October – December 2004	2 mmbbls	$5.75 bbl
Gasoline crack spread collars	January 2005 – March 2005	1 mmbbls	$6.00 - $11.00 bbl
Distillate crack spreads	October – December 2004	2 mmbbls	$7.01 bbl
Distillate crack spread collars	October – December 2004	8 mmbbls	$6.63 - $11.15 bbl
Distillate crack spread collars	January 2005 – March 2005	4 mmbbls	$6.13 - $11.83 bbl

(a)	Crack spread strategies include both Over the Counter U.S. Gulf Coast price based and New York Mercantile Exchange (“NYMEX”) based derivative instruments. The average price is weighted by the volume of each type of derivative instrument.

In addition, natural gas options are in place to manage the price risk associated with approximately 15 percent of the fourth quarter 2004 and 32 percent of the first quarter 2005 anticipated natural gas purchases for refinery use.

IG Segment

Marathon has used derivative instruments to convert the fixed price of a long-term natural gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, Marathon will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in its ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative gains included in IG segment income were $15 million and $7 million for the first nine months of 2004 and 2003. IG’s trading activity losses of $1 million and $7 million for the first nine months of 2004 and 2003 are included in the aforementioned amounts.

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

Interest Rate Risk

Marathon is subject to the effects of interest rate fluctuations affecting the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates as of September 30, 2004 is provided in the following table:

Financial Instruments (a) (In millions)	Fair Value (e)	Incremental Increase in Fair Value (b)
Financial assets:
Interest rate swap agreements	$—	$14
Financial liabilities:
Long-term debt (c)(d)	$4,497	$166

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	For long-term debt, this assumes a 10 percent decrease in the weighted average yield to maturity of Marathon’s long-term debt at September 30, 2004. For interest rate swap agreements, this assumes a 10 percent decrease in the effective swap rate at September 30, 2004.

(c)	See below for sensitivity analysis.

(d)	Includes amounts due within one year.

(e)	Fair value was based on market prices where available or current borrowing rates for financings with similar terms and maturities.

At September 30, 2004, Marathon’s portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $166 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, Marathon’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect Marathon’s results and cash flows only to the extent that Marathon would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Marathon has initiated a program to manage its exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce the Company’s overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. Beginning in 2002, Marathon entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates. The following table summarizes interest rate swap activity as of September 30:

Floating Rate to be Paid	Fixed Rate to be Received	Notional Amount (In millions)	Swap Maturity	Fair Value (In millions)
Six Month LIBOR +4.226%	6.650%	$300	2006	$(1)
Six Month LIBOR +1.935%	5.375%	$450	2007	$3
Six Month LIBOR +3.285%	6.850%	$400	2008	$2
Six Month LIBOR +2.142%	6.125%	$200	2012	$(4)

Foreign Currency Exchange Rate Risk

Marathon, at times, manages its exposure to movements in foreign currency exchange rates by locking in foreign currency rates through the utilization of forward contracts. As of September 30, 2004, Marathon had open contracts with a notional amount of $37 million and a fair value of less than $1 million. These forward contracts qualify as foreign currency cash flow hedges. In the future, Marathon expects to expand its use of foreign currency derivatives primarily as a result of currency exposures related to the Equatorial Guinea LNG project and the development of the Alvheim field offshore Norway. Subsequent to September 30, 2004, Marathon entered into additional derivative contracts with a notional amount of $64 million.

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

MARATHON OIL CORPORATION

Supplemental Statistics – (Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2004	2003	2004	2003
INCOME FROM OPERATIONS(a)
Exploration and Production
United States	$244	$301	$835	$906
International	(22)	47	208	269

E&P Segment Income	222	348	1,043	1,175
Refining, Marketing and Transportation(b)	391	394	1,017	722
Integrated Gas(c)	18	(22)	25	7

Segment Income	$631	$720	$2,085	$1,904
Items not allocated to segments:
Administrative expenses	$(90)	$(61)	$(238)	$(154)
Gain on asset dispositions	—	—	—	106
Loss on dissolution of MKM Partners L.P.	—	—	—	(124)
Gain (loss) on ownership change - MAP	1	(1)	2	(1)

Income from Operations	$542	$658	$1,849	$1,731
CAPITAL EXPENDITURES(a)
Exploration and Production	$249	$233	$601	$747
Refining, Marketing and Transportation(b)	146	197	419	485
Integrated Gas(c)	58	13	346	35
Corporate	5	3	11	5

Total	$458	$446	$1,377	$1,272
EXPLORATION EXPENSE
United States	$12	$13	$35	$63
International	31	17	60	42

Total	$43	$30	$95	$105
OPERATING STATISTICS
Net Liquid Hydrocarbon Production (mbpd)(d)
United States	80.7	113.3	86.6	115.1
Europe	31.4	31.7	39.1	40.5
Other International	15.3	16.5	15.8	9.4
West Africa	29.2	29.9	31.3	26.9

Total International	75.9	78.1	86.2	76.8

Worldwide continuing operations	156.6	191.4	172.8	191.9
Discontinued operations	—	4.1	—	4.1

Worldwide	156.6	195.5	172.8	196.0
Net Natural Gas Production (mmcfd)(d)(e)
United States	598.0	704.4	646.6	729.7
Europe	225.8	196.6	278.9	288.2
West Africa	77.4	62.3	74.9	69.7

Total International	303.2	258.9	353.8	357.9

Worldwide continuing operations	901.2	963.3	1,000.4	1,087.6
Discontinued operations	—	97.3	—	99.0

Worldwide	901.2	1,060.6	1,000.4	1,186.6
Total production (mboepd)	306.8	372.2	339.5	393.7

MARATHON OIL CORPORATION

Supplemental Statistics – (Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$35.56	$26.44	$32.23	$27.21
Europe	41.37	28.09	35.12	28.28
Other International	24.89	16.97	20.88	17.47
West Africa	38.82	26.89	33.11	26.20
Total International	37.07	25.28	31.78	26.24
Worldwide continuing operations	36.29	25.97	32.00	26.82
Discontinued operations	—	27.63	—	28.96
Worldwide	$36.29	$26.00	$32.00	$26.86
Natural Gas ($ per mcf)
United States	$4.76	$4.38	$4.83	$4.74
Europe	3.66	3.15	3.92	3.20
West Africa	.25	.25	.25	.25
Total International	2.79	2.46	3.15	2.63
Worldwide continuing operations	4.10	3.86	4.23	4.04
Discontinued operations	—	4.92	—	5.43
Worldwide	$4.10	$3.96	$4.23	$4.16
Average Sales Prices (including derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$28.58	$25.92	$28.58	$26.58
Europe	35.37	26.21	32.31	27.33
Other International	24.89	16.96	20.84	17.46
West Africa	38.82	26.89	33.11	26.20
Total International	34.59	24.51	30.49	25.73
Worldwide continuing operations	31.49	25.34	29.53	26.24
Discontinued operations	—	27.63	—	28.96
Worldwide	$31.49	$25.39	$29.53	$26.30
Natural Gas ($ per mcf)
United States	$4.65	$4.33	$4.77	$4.46
Europe(f)	(2.52)	2.01	1.18	2.78
West Africa	.25	.25	.25	.25
Total International	(1.81)	1.58	.98	2.29
Worldwide continuing operations	2.48	3.59	3.43	3.74
Discontinued operations	—	4.92	—	5.43
Worldwide	$2.48	$3.71	$3.43	$3.88

MARATHON OIL CORPORATION

Supplemental Statistics – (Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2004	2003	2004	2003
MAP:
Refinery Runs (mbpd)
Crude oil refined	977.1	966.1	926.6	923.8
Other charge and blend stocks	146.3	141.8	161.4	122.7

Total	1,123.4	1,107.9	1,088.0	1,046.5
Refined Product Yields (mbpd)
Gasoline	610.3	590.0	595.2	552.3
Distillates	311.7	289.4	290.0	279.5
Propane	22.6	22.2	21.7	21.3
Feedstocks and special products	88.6	107.8	97.3	101.7
Heavy fuel oil	19.3	27.2	22.1	23.0
Asphalt	85.5	76.9	75.8	72.9

Total	1,138.0	1,113.5	1,102.1	1,050.7
Refined Products Sales Volumes (mbpd)(g)	1,436.2	1,445.2	1,394.7	1,357.9
Matching buy/sell volumes included in refined product sales volumes (mbpd)	83.5	75.5	79.1	73.2
Refining and Wholesale Marketing Margin(h)(i)	$0.0900	$0.0859	$0.0849	$0.0666
Number of SSA Retail Outlets	1,685	1,791	—	—
SSA Gasoline and Distillate Sales(j)	794	815	2,358	2,526
SSA Gasoline and Distillate Gross Margin(h)	$0.1185	$0.1375	$0.1175	$0.1255
SSA Merchandise Sales	$632	$586	$1,754	$1,698
SSA Merchandise Gross Margin	$154	$145	$426	$419

(a)	In January 2004, Marathon changed its business segments to fully reflect all the operations of the integrated gas strategy within a single segment and has realigned its segment reporting to reflect a new business segment, Integrated Gas. Segment income and capital expenditures for previous quarters in 2003 have been revised to reflect this change.

(b)	Includes MAP at 100 percent. RM&T segment income includes Ashland’s 38% interest in MAP of $149 million, $389 million, $136 million and $265 million in the third quarter and nine months year-to-date 2004 and 2003, respectively.

(c)	Includes EGHoldings at 100 percent.

(d)	Amounts reflect production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are before royalties.

(e)	Includes gas acquired for injection and subsequent resale of 14.4, 19.9, 21.8, and 22.8 mmcfd in the third quarter and nine months year to date 2004 and 2003, respectively.

(f)	Includes non-cash effects of the U.K. long-term natural gas contracts.

(g)	Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.

(h)	Per gallon

(i)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

(j)	Millions of gallons

Part II - OTHER INFORMATION:

Item 1.	Legal Proceedings

Environmental Proceedings

In August of 2004, the West Virginia Department of Environmental Protection (WVDEP) submitted a draft consent order to MAP regarding MAP’s handling of alleged hazardous waste generated from tank cleanings in the State of West Virginia. The proposed order seeks a civil penalty of $337,900. MAP has met with the WVDEP and discussions are ongoing in an attempt to resolve this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Marathon and its affiliated purchaser during the third quarter ended September 30, 2004 of equity securities that are registered by Marathon pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/04 - 07/31/04	4,453	$37.60	N/A	N/A
08/01/04 - 08/31/04	4,206	$35.23	N/A	N/A
09/01/04 - 09/30/04	33,074	$37.09	N/A	N/A
Total:	41,733	$36.96	N/A	N/A

(1)	40,826 shares were repurchased in open-market transactions under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) by the administrator of the Plan. Stock needed to meet the requirements of the Plan are either purchased in the open market or issued directly by Marathon.

(2)	907 shares of restricted stock were delivered by employees to Marathon, upon vesting, to satisfy tax withholding requirements.

Part II – OTHER INFORMATION - (Continued):

Item 6.	Exhibits

(a) EXHIBITS

10.1	Amendment No. 1, dated as of March 17, 2004, to the Amended and Restated Limited Liability Company Agreement, dated as of December 31, 1998, of Marathon Ashland Petroleum LLC, by and between Marathon Oil Company and Ashland Inc.

10.2	Form of Non-Qualified Stock Option Grant for Chief Executive Officer granted under Marathon Oil Corporation’s 1990 Stock Plan, as amended and restated effective January 1, 2002.

10.3	Form of Non-Qualified Stock Option Grant for Executive Officers granted under Marathon Oil Corporation’s 1990 Stock Plan, as amended and restated effective January 1, 2002.

10.4	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003.

10.5	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003.

10.6	Form of Non-Qualfied Stock Option with Tandem Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003.

10.7	Form of Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003

10.8	Form of Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003.

10.9	Form of Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

MARATHON OIL CORPORATION

By	/s/ A. G. ADKINS
A. G. Adkins
Vice President –Accounting and Controller

November 3, 2004