Form 10-K
period 2004-12-31
MARATHON OIL CORP
filed 2005-03-10
CIK 101778

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission file number 1-5153

Marathon Oil Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	25-0996816 (I.R.S. Employer Identification No.)

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

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2004: $13 billion. The amount shown is based on the closing price of the registrant's Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 347,013,291 shares of Marathon Oil Corporation Common Stock outstanding as of February 28, 2005.

Documents Incorporated By Reference:

Portions of the registrant's proxy statement relating to its 2005 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

*
The Common Stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange.

MARATHON OIL CORPORATION

        Unless the context otherwise indicates, references in this Form 10-K to "Marathon," "we," "our," or "us" are references to Marathon Oil Corporation, its wholly-owned and majority-owned subsidiaries, and its ownership interest in equity investees (corporate entities, partnerships, limited liability companies and other ventures, in which Marathon exerts significant influence by virtue of its ownership interest, typically between 20 and 50 percent).

Disclosures Regarding Forward-Looking Statements

        This annual report on Form 10-K, particularly Item 1. and Item 2. Business and Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "predicts" or "projects" or variations of these words, suggesting that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

PART I

Item 1. and 2. Business and Properties

General

        Marathon Oil Corporation was originally organized in 2001 as USX HoldCo, Inc., a wholly-owned subsidiary of the former USX Corporation. As a result of a reorganization completed in July 2001, USX HoldCo, Inc. (1) became the parent entity of the consolidated enterprise (the former USX Corporation was merged into a subsidiary of USX HoldCo, Inc.) and (2) changed its name to USX Corporation. In connection with the transaction described in the next paragraph (the "Separation"), USX Corporation changed its name to Marathon Oil Corporation.

        Before December 31, 2001, Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of our energy business, and USX-U.S. Steel Group common stock ("Steel Stock"), which was intended to reflect the performance of our steel business. On December 31, 2001, Marathon disposed of its steel business through a tax-free distribution of the common stock of its wholly-owned subsidiary United States Steel Corporation ("United States Steel") to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis.

        In connection with the Separation, Marathon's certificate of incorporation was amended on December 31, 2001 and, from that date, Marathon has only one class of common stock authorized.

        Our principal operating subsidiaries are Marathon Oil Company and Marathon Ashland Petroleum LLC ("MAP"). Marathon Oil Company and its predecessors have been engaged in the oil and gas business since 1887. MAP is 62-percent owned by Marathon and 38-percent owned by Ashland Inc. ("Ashland").

Segment and Geographic Information

        Our operations consist of three operating segments: 1) Exploration and Production ("E&P") – explores for and produces crude oil and natural gas; 2) Refining, Marketing and Transportation ("RM&T") – refines, markets and transports crude oil and petroleum products; and 3) Integrated Gas ("IG") – markets and transports natural gas and products manufactured from natural gas, such as liquefied natural gas ("LNG") and methanol. For operating segment and geographic information, see Note 8 to the Consolidated Financial Statements on page F-19.

Exploration and Production

        We are currently conducting exploration, development and production activities in nine countries. Principal exploration activities are in the United States, Norway, Angola, Equatorial Guinea and Canada. Principal development and production activities are in the United States, the United Kingdom, Ireland, Norway, Equatorial Guinea, Gabon and Russia. We are also pursuing opportunities in north and west Africa and the Middle East.

        Our 2004 worldwide liquid hydrocarbon production averaged 170,000 barrels per day ("bpd"), a decrease of 12 percent from 2003 levels. Our 2004 worldwide sales of natural gas production, including gas acquired for injection and subsequent resale, averaged 999 million cubic feet per day ("mmcfd"), a decrease of 15 percent compared to 2003. In total, our 2004 worldwide production averaged 337,000 barrels of oil equivalent ("boe") per day, compared to 389,000 boe per day in 2003. (For purposes of determining boe, natural gas volumes are converted to approximate liquid hydrocarbon barrels by dividing the natural gas volumes expressed in thousands of cubic feet ("mcf ") by six. The liquid hydrocarbon volume is added to the barrel equivalent of gas volume to obtain boe.) In 2005, our worldwide production is expected to average approximately 325,000 to 350,000 boe per day, excluding acquisitions and dispositions.

        The above projection of 2005 worldwide liquid hydrocarbon and natural gas production volumes is a forward-looking statement. Some factors that could potentially affect timing and levels of production include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, production decline rates of mature fields, timing of commencing production from new wells, drilling rig availability, future acquisitions or dispositions of producing properties, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the government or military response thereto, and other geological, operating and economic considerations. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statement.

Exploration

        In the United States during 2004, we drilled 35 gross (17 net) exploratory wells of which 22 gross (10 net) wells encountered hydrocarbons. Of these 22 wells, 3 gross (1 net) wells were temporarily suspended or are in the process of completing. Internationally, we drilled 21 gross (16 net) exploratory wells of which 13 gross (10 net) wells encountered hydrocarbons. Of these 13 wells, 13 gross (9 net) wells were temporarily suspended or are in the process of completing.

        United States  –  The Gulf of Mexico continues to be a core area for us with the potential to add new reserves. At the end of 2004, we had interests in 123 blocks in the Gulf of Mexico, including 94 in the deepwater area.

        During 2004, we announced that the Neptune 7 appraisal well on the Neptune Unit in the Gulf of Mexico encountered hydrocarbons. This discovery follows the Neptune 3 discovery in 2002 and the Neptune 5 discovery in 2003. Two successful appraisal sidetrack wells also were drilled from the original Neptune 5 location. Front end engineering and design for a Neptune development is currently underway. We hold a 30 percent interest in the Neptune Unit.

        Announced in 2003, the Perseus discovery is located on Viosca Knoll Block 830 in the Gulf of Mexico approximately five miles from the existing Petronius platform. The Perseus discovery was expected to begin production in 2004 via an extended-reach well drilled from the Petronius platform. Due to hurricane activity in September 2004 and the resulting damage to the Petronius platform, production from Perseus has been delayed until repairs of the Petronius platform can be completed. We hold a 50 percent interest in the Perseus discovery.

        In 2001 a successful discovery well was drilled on the Ozona prospect in the Gulf of Mexico and in 2002 two sidetrack wells were drilled, one of which was successful. We have established an integrated project team to formulate a development plan. We are currently negotiating commercial terms of a production handling agreement with a nearby operator. We are also in the process of reviewing seismic data to obtain a better understanding of the complex salt formations in the area and to optimize the location of the next well. We hold a 68 percent interest in the Ozona prospect.

        Other United States exploration activity during 2004 included three wells in the Cook Inlet area of Alaska, two of which were discoveries, and 11 wells in the Anadarko Basin in Oklahoma, nine of which were discoveries.

        Norway  –  During 2004 we announced the Hamsun discovery. The well is located on production license (PL) 150, which is approximately 136 miles from Stavanger, Norway, and approximately six miles south of the Alvheim area. The discovery well and three sidetracks encountered oil and gas. Results are being analyzed and development scenarios are being examined including a possible tie-back to the Alvheim development. We are the operator of PL150, owning a 65 percent interest. The Hamsun well builds on our successful 2003 Norwegian drilling program, which resulted in three discoveries, the Kneler and Boa discoveries in the Alvheim development and the Vilje (formerly known as Klegg) discovery. In December 2004 we acquired four new Norwegian exploration licenses, three of which we are designated as operator.

        Angola  –  Offshore Angola, we own a 10 percent interest in Block 31 and a 30 percent interest in Block 32. During 2004, we participated in the Venus-1 well, the fourth oil discovery on Block 31. The Venus well is located near the

Plutao, Saturno and Marte discoveries in the northeast portion of Block 31. These discoveries are the basis for a planned development of the northeast area of Block 31. Development options are currently being evaluated.

        During late 2004, we participated in a well on the Palas prospect in the southern portion of Block 31, and in early 2005, it was announced as a discovery. Also, at the end of 2004, operations were ongoing at the Ceres prospect, located in the central portion of Block 31.

        During 2004, we announced the Canela discovery on Block 32, located about 10 miles south of the 2003 Gindungo discovery. Also in 2004, wells on the Cola and Gengibre prospects, both on Block 32, reached total depth. The Cola well encountered hydrocarbons, but additional drilling will be required to determine commerciality. The results of the Gengibre well will be announced following government approval.

        Equatorial Guinea  –  During 2004, we participated in two natural gas and condensate discoveries on the Alba Block offshore Equatorial Guinea. The Deep Luba discovery well, drilled from the Alba field production platform, encountered gas and condensate in several pay zones. The Gardenia discovery well is located approximately 11 miles southwest of the Alba Field. We are currently evaluating development scenarios for both the Deep Luba and Gardenia discoveries. These discoveries reinforce the potential of the Alba Block, in which we own a 63 percent interest.

        In 2003, we announced a natural gas discovery on Block D offshore Equatorial Guinea, where we are the operator with a 90 percent interest. The discovery well is on the Bococo prospect, which is approximately six miles west of the Alba field. The well has been suspended for reentry at a later date. Development scenarios for the Bococo gas discovery along with three earlier dry gas discoveries on Block D are being considered for further development.

        Canada  –  In 2002, we announced a gas discovery at the Annapolis G-24 deepwater wildcat well approximately 215 miles south of Halifax, Nova Scotia in 5,504 feet of water. The G-24 encountered gas pay over several zones. The Crimson well, six miles southeast of the Annapolis discovery, was drilled in 2004 and was plugged and abandoned. We are the operator and own a 30 percent interest in the Annapolis lease. In addition, we operate the adjacent Cortland lease where we own a 75 interest and the adjacent Empire lease where we own a 50 percent interest.

Production (including development activities)

        United States  –  Approximately 48 percent of our 2004 worldwide liquid hydrocarbon production and 63 percent of our worldwide natural gas production was produced from U.S. operations.

        During 2004, our production in the Gulf of Mexico averaged 35,700 bpd of liquid hydrocarbons, representing 44 percent of our total U.S. liquid hydrocarbon production, and 100 mmcfd of natural gas, representing 16 percent of our total U.S. natural gas production. Liquid hydrocarbon production decreased by 17,800 net bpd and natural gas production decreased by 36 net mmcfd from the prior year. The decrease in production is mainly due to natural field declines and the effects of hurricane activity. Our Petronius platform suffered significant damage from Hurricane Ivan and was out of service part of September and the entire fourth quarter of 2004. Repair activity is underway, but production of liquid hydrocarbons of approximately 19,000 net bpd and natural gas of approximately 32 net mmcfd remains shut in. Production is not expected to come back on stream until the second quarter of 2005. At year-end 2004, we held interests in eight producing fields and 11 platforms in the Gulf of Mexico, of which seven platforms are operated by Marathon.

        Our natural gas production from Alaska is seasonal in nature, trending down during the second and third quarters and increasing during the fourth and first quarter. In 2004 our Alaskan natural gas production averaged 174 net mmcfd, representing 28 percent of our total U.S. gas production. The increase from 2003 production of 166 net mmcfd is primarily due to a full year of production from the Ninilchik field. Production from the Ninilchik field began in 2003 and development continues on the field. Ninilchik gas is transported through the 32-mile portion of the Kenai Kachemak Pipeline, which connects Ninilchik to the existing natural gas pipeline infrastructure serving residential, utility and industrial markets on the Kenai Peninsula, in Anchorage and in other parts of south central Alaska. We operate the Ninilchik Unit and own a 60 percent interest in it and the Kenai Kachemak Pipeline.

        Liquid hydrocarbon production from our Wyoming fields averaged 21,200 net bpd in 2004 compared to 21,400 net bpd in 2003. Gas production from our Wyoming fields averaged 108 net mmcfd in 2004 compared to 127 net mmcfd in 2003. The decrease in our Wyoming gas production is primarily attributed to lower production from the Powder River Basin, which averaged 69 net mmcfd in 2004 compared to 82 net mmcfd in 2003. This decrease is primarily attributed to natural field decline. Development of the Powder River Basin continued in 2004 with approximately 230 wells drilled, of which 145 are yet to be completed, compared to approximately 320 wells drilled in 2003. Additional development of our southwest Wyoming interests continued in 2004 where we participated in the drilling of 18 wells. Gas production from our Oklahoma fields averaged 82 net mmcfd in 2004 compared to 96 net mmcfd in 2003. This decrease is primarily attributed to natural field decline. Our 2004 development program continued to focus in the Anadarko Basin where we participated in the drilling of 53 wells.

        Our share of liquid hydrocarbon production from the Permian Basin region, which extends from southeast New Mexico to west Texas averaged 18,900 bpd in 2004, compared to 30,200 bpd in 2003. This decrease is principally due to natural field decline and the sale of the Yates field in November 2003. Gas production from our New Mexico fields, primarily the Indian Basin field, averaged 85 net mmcfd in 2004 compared to 122 net mmcfd in 2003. The decrease in natural gas production is due to natural field decline. Gas production from our Texas fields, primarily located in East Texas, averaged 65 net mmcfd in 2004 compared to 73 net mmcfd in 2003. This decrease is mostly due to natural field decline. Active development of the Mimms Creek field in East Texas continued in 2004 with the drilling of 26 wells.

        United Kingdom  –  Our largest asset in the U.K. North Sea is the Brae area complex where we are the operator and own a 42 percent interest in the South, Central, North, and West Brae fields and a 38 percent interest in the East Brae field. The Brae A platform and facilities host the underlying South Brae field and the adjacent Central Brae field and West Brae/Sedgwick fields. The North Brae field, which is produced via the Brae B platform, and the East Brae field are gas-condensate fields. Our share of production from the Brae area averaged 15,900 bpd of liquid hydrocarbons in 2004, compared with 17,500 bpd in 2003. The decrease primarily resulted from natural field decline. Our share of Brae gas sales averaged 197 mmcfd in 2004 compared with 198 mmcfd in 2003.

        The strategic location of the Brae platforms along with pipeline and onshore infrastructure has generated third-party processing and transportation business since 1986. Currently, there are 22 agreements with third-party fields contracted to use the Brae system. In addition to generating processing and pipeline tariff revenue, this third-party business also has a favorable impact on Brae-area operations by optimizing infrastructure usage and extending the economic life of the complex.

        The Brae group owns a 50 percent interest in the outside-operated Scottish Area Gas Evacuation ("SAGE") system. The Beryl group owns the remaining 50 percent. The SAGE pipeline transports gas from the Brae and Beryl areas and has a total wet gas capacity of approximately 1,000 mmcfd. The SAGE terminal at St. Fergus in northeast Scotland processes gas from the SAGE pipeline and 0.8 billion cubic feet ("bcf") per day of third party gas from the Britannia field.

        In the U.K. Atlantic Margin, we own an approximately 30 percent interest in the outside-operated Foinaven area complex, consisting of a 28 percent interest in the main Foinaven field, 47 percent of East Foinaven and 20 percent of the T35 and T25 accumulations, each of which has a single well. Our share of production from the Foinaven fields averaged 21,900 bpd of liquid hydrocarbons and 10 mmcfd of natural gas in 2004, compared to 22,400 net bpd and 10 mmcfd in 2003.

        Norway  –  We are the operator and own a 65 percent interest in the Alvheim complex located on the Norwegian Continental Shelf. This development is comprised of the Kneler and Boa discoveries and the previously undeveloped Kameleon accumulation. During 2004, we received approval from the Norwegian authorities for our Alvheim plan of development and operation ("PDO"), which will consist of a floating production, storage and offloading vessel ("FPSO") with subsea infrastructure for five drill centers and associated flow lines. The PDO also outlines transportation of produced oil by shuttle tanker and transportation of produced natural gas to the SAGE system using a new 14-inch, 24-mile cross border pipeline. Marathon and its Alvheim project partners signed a purchase and sale agreement in 2004 for the Odin multipurpose shuttle tanker, which will be modified to an FPSO. Also during 2004, the Alvheim partners reached agreement to tie-in the nearby Vilje discovery, in which we own a 47 percent interest, subject to the approval of the Vilje PDO which was submitted to the Norwegian government in December 2004. Production from a combined Alvheim/Vilje development is expected to reach more than 50,000 net boe per day with first production starting in 2007.

        During 2004, production in Norway from the Heimdal, Vale and Byggve/Skirne fields averaged 2,000 net bpd and 27 net mmcfd. We own a 24 percent interest in the Heimdal field, a 47 percent interest in the Vale field and a 20 percent interest in the Byggve/Skirne field, which came on stream during 2004.

        Ireland  –  We own a 100 percent interest in the Kinsale Head, Ballycotton and Southwest Kinsale fields in the Celtic Sea offshore Ireland. Natural gas sales were 58 mmcfd in 2004, compared with 62 mmcfd in 2003. We have agreed with the Seven Heads group to process and transport gas, as well as to provide field operating services, through our existing Kinsale Head facilities. Production from Seven Heads commenced in December 2003.

        We own an 18.5 percent interest in the Corrib gas development project, located approximately 40 miles off Ireland's west coast. During 2004, the An Bord Pleanála upheld the Mayo County Council's decision to grant planning approval for the proposed natural gas terminal at Bellanaboy Bridge, County Mayo, which will process gas from the

Corrib field. This decision represents a major step forward for the outside-operated Corrib gas project. Development work on the Corrib project has resumed and first gas production is expected in mid-year 2007.

        Equatorial Guinea  –  We own a 63 percent interest in the Alba field offshore Equatorial Guinea and a 52 percent interest in an onshore liquefied petroleum gas processing plant held through an equity method investee. During 2004 liquid hydrocarbon production averaged 18,900 bpd and natural gas production averaged 76 mmcfd, compared to 12,400 bpd and 66 mmcfd in 2003. The condensate expansion project was completed during 2004 and began its production ramp up. This expansion project is expected to increase total liquids production from approximately 20,000 gross bpd to approximately 57,000 gross bpd (32,000 bpd net to Marathon). By the end of 2004 liquids production had increased to approximately 45,800 gross bpd. The liquefied petroleum gas ("LPG") expansion project progressed during 2004 and is expected to start-up in the second quarter of 2005. When completed, gross liquids production is expected to increase from approximately 57,000 gross bpd to 79,000 gross bpd (44,500 bpd net to Marathon).

        Approximately 125 mmcfd of dry gas remaining after the condensate and LPG are removed is supplied to Atlantic Methanol Production Company LLC ("AMPCO") where it is used to manufacture methanol. We own 45 percent of AMPCO, which is reported in the Integrated Gas segment. Remaining dry gas is returned offshore and reinjected into the Alba reservoir for later production when the LNG project on Bioko Island is completed.

        Gabon  –  We are the operator of the Tchatamba South, Tchatamba West and Tchatamba Marin fields offshore Gabon with a 56 percent working interest. Production in Gabon averaged 13,600 net bpd of liquid hydrocarbons in 2004, compared with 14,700 net bpd in 2003. Production from these three fields is processed on a single facility at Tchatamba Marin, with processed oil being transported through an offshore and onshore pipeline to a non-operated storage facility. During 2004, we extended our license in Gabon for 10 years which will now expire in 2018.

        Russia  –  During 2003 we acquired Khanty Mansiysk Oil Corporation ("KMOC"). KMOC's fields are located in the Khanty Mansiysk region of western Siberia. Production from these assets averaged 16,600 net bpd during 2004, primarily from the Potanay and East Kamennoye fields. Development activities continued in these fields in 2004, with 35 wells drilled in East Kamennoye and 17 wells drilled in Potanay. Additionally, one well was drilled in 2004 on the Paitykhskoye license.

        Libya  –  We own a 16.3 percent interest in the approximately 13 million acre Waha concession in Libya. In 1986, we ceased active participation in the concessions following the imposition of trade sanctions by the U.S. government. In 2004 the U.S. government lifted the sanctions, allowing us to advance plans to return to production operations. We continue to work with our partners, including the Libyan government, to finalize the terms of a reentry agreement.

        Gas-to-liquids  –  During 2004, Marathon and Syntroleum Corporation ("Syntroleum") successfully completed the construction and operation of a gas-to-liquids ("GTL") demonstration plant at the Port of Catoosa, Oklahoma. This GTL project was part of an ultra-clean fuels production and demonstration project sponsored by the U.S. Department of Energy's National Energy Technology Laboratory. The Catoosa plant, which mirrors a commercial scale plant, successfully demonstrated a fully integrated GTL technology that converted natural gas into a finished fuel, producing more than 5,500 barrels of synthetic products, including ultra-clean diesel fuel, which was delivered to Integrated Concepts Research Corporation, a project partner, for fleet vehicle testing in Washington, DC and Denali National Park, Alaska. The Catoosa GTL plant supports our ongoing efforts to explore the potential of GTL technology, and demonstrates how such technology could be incorporated into the design of a commercial GTL facility such as our proposed gas processing project in Qatar. Future research of GTL technology as well as other gas technologies is being conducted in our integrated gas segment.

        In connection with construction of the Catoosa GTL plant, we advanced Syntroleum $21.3 million under a secured promissory note. The note bears interest at a rate of eight percent per year and matures on June 30, 2006. If Syntroleum does not repay the note by June 30, 2006, we will have the right to convert the note into credits against future license fees or into Syntroleum common stock at no less than $6.00 per share and no more than $8.50 per share.

        The above discussion of the E&P segment includes forward-looking statements with respect to the timing of resumption of production from the Petronius platform and the timing and levels of production from the combined Alvheim/Vilje project, the Corrib project, the LPG expansion project and other expansion projects. Some factors which could affect the timing of the resumption of production from the Petronius platform include unforeseen problems arising from the repair work or further severe weather conditions. Some factors which could affect the timing and production levels of the Alvheim/Vilje project, the Corrib project, the LPG expansion project and other expansion projects include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, regulatory constraints, drilling rig availability, inability or delays in obtaining necessary government or third party approvals or permits, including Norwegian regulatory approval for the Vilje PDO, unforeseen problems arising from construction, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other geological, operating and economic considerations. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Reserves

        At December 31, 2004, our net proved liquid hydrocarbon and natural gas reserves totaled approximately 1.139 billion boe, of which 37 percent were located in the United States. The following table sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

Estimated Quantities of Net Proved Oil and Gas Reserves at December 31

	Developed			Developed and Undeveloped
	2004	2003	2002	2004	2003	2002

Liquid Hydrocarbons (Millions of Barrels)
United States	171	193	226	191	210	245
Europe	41	47	63	107	59	76
West Africa	147	120	113	223	218	203
Other International	27	31	2	39	89	3

Total Consolidated Continuing Operations	386	391	404	560	576	527
Equity Investees(a)	-	2	177	-	2	183

Worldwide Continuing Operations	386	393	581	560	578	710
Discontinued Operations(b)	-	-	9	-	-	10

WORLDWIDE	386	393	590	560	578	720

Developed reserves as % of total net proved reserves	69%	68%	82%
Natural Gas (Billions of Cubic Feet)
United States	992	1,067	1,206	1,364	1,635	1,724
Europe	376	421	408	544	484	562
West Africa	570	528	552	1,564	665	653

Total Consolidated Continuing Operations	1,938	2,016	2,166	3,472	2,784	2,939
Equity Investee(c)	-	-	36	-	-	59

Worldwide Continuing Operations	1,938	2,016	2,202	3,472	2,784	2,998
Discontinued Operations(b)	-	-	290	-	-	379

WORLDWIDE	1,938	2,016	2,492	3,472	2,784	3,377

Developed reserves as % of total net proved reserves	56%	72%	74%
Total BOE (Millions of Barrels)
United States	336	371	427	418	483	532
Europe	104	117	132	198	139	170
West Africa	242	208	205	484	329	312
Other International	27	31	2	39	89	3

Total Consolidated Continuing Operations	709	727	766	1,139	1,040	1,017
Equity Investees(a)	-	2	183	-	2	193

Worldwide Continuing Operations	709	729	949	1,139	1,042	1,210
Discontinued Operations(b)	-	-	57	-	-	73

WORLDWIDE	709	729	1,006	1,139	1,042	1,283

Developed reserves as % of total net proved reserves	62%	70%	78%

(a)
Represents Marathon's equity interests in LLC JV Chernogorskoye ("Chernogorskoye"), MKM Partners L.P. ("MKM") and CLAM Petroleum B.V. ("CLAM"). Our interest in Chernogorskoye was sold in 2004. MKM was dissolved and the Yates interest was sold in 2003. Our interest in CLAM was sold in 2003.
(b)
Represents Marathon's western Canadian assets, which were sold in 2003.
(c)
Represents Marathon's equity interest in CLAM, which was sold in 2003.

        Proved developed reserves represented 62 percent of total proved reserves as of December 31, 2004, as compared to 70 percent as of December 31, 2003. Of the 430 million boe of proved undeveloped reserves at year-end 2004, only 22 percent have been included as proved reserves for more than two years while 56 percent were added during 2004.

        During 2004, we added net proved reserves of 221 million boe, excluding 2 million boe of dispositions, while producing 122 million boe. These net additions included extensions, discoveries and other additions of 136 million boe and total revisions of 81 million boe. Of the total net reserve additions, 25 million boe were proved developed and 194 million boe were proved undeveloped. Additionally, we transferred 78 million boe from proved undeveloped to proved developed during 2004. Costs incurred for the periods ended December 31, 2004, 2003 and 2002 relating to the development of proved undeveloped oil and gas reserves, were $708 million, $780 million and $404 million. These amounts include our proportionate share of equity investees' costs incurred as these were costs necessary for the development of proved undeveloped reserves. As of December 31, 2004, estimated future development costs relating to the development of proved undeveloped oil and gas reserves for the years 2005 through 2007 are projected to be $718 million, $629 million, and $105 million.

        The most significant extensions, discoveries and other additions in 2004 are related to the Alvheim/Vilje developments in Norway and the Corrib development in Ireland. Reserve additions for the Alvheim/Vilje developments totaled 63 million boe, or 46% of total extensions, discoveries and other additions. The PDO for the Alvheim development was approved by the Norwegian authorities during 2004 and approval of the Vilje PDO, which was submitted to the Norwegian government in December 2004, is expected in 2005. Production from the Alvheim/Vilje developments is expected to begin in 2007. Reserve additions for the Corrib development totaled 16 million boe, or 12% of total extensions, discoveries and other additions. With the planning permission received from the Irish authorities for the proposed natural gas terminal, which is to be built to bring gas from the Corrib field ashore, development activities are underway. First gas production is expected in 2007.

        The Alba field in Equatorial Guinea had the most significant positive revisions – 162 million boe. Of this volume, 84 million boe was added due to the final investment decision on the Equatorial Guinea LNG project, which will use the gas from the Alba field to produce LNG. Startup of the LNG plant is expected in 2007. An additional 66 million boe is related to additional compression that is expected to be installed in 2010 and will be necessary for the LNG plant to meet its requirements. At the end of 2004, our total proved reserves associated with the Alba field offshore Equatorial Guinea totaled 471 million boe, or 41 percent of our total proved reserves.

        We had negative revisions of 51 million boe in Russia and 40 million boe in the Powder River Basin due to disappointing results from development activity. These revisions, combined with extensions, discoveries and other additions and a small disposition, resulted in total net reductions in reserves of 46 million boe for Russia and 35 million boe for the Powder River Basin.

        The above estimated quantities of reserves, estimated future development costs relating to the development of proved undeveloped oil and gas reserves, timing of production from development projects and timing of the LNG plant activities are forward-looking statements, are based on a number of assumptions, including (among others) prices, presently known physical data concerning size and character of the reservoirs, economic recoverability, production experience and other operating considerations. To the extent these assumptions prove inaccurate, actual recoveries could be different than current estimates. With respect to additional factors that may affect the Alvheim/Vilje developments, the Corrib development and the LNG plant, please refer to page 6.

        For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see "Consolidated Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Estimated Quantities of Proved Oil and Gas Reserves" on pages F-45 through F-46. We filed reports with the U.S. Department of Energy ("DOE") for the years 2003 and 2002 disclosing the year-end estimated oil and gas reserves. We will file a similar report for 2004. The year-end estimates reported to the DOE are the same as the estimates reported in the Supplementary Information on Oil and Gas Producing Activities.

Delivery Commitments

        We have committed to deliver fixed and determinable quantities of natural gas to customers under a variety of contractual arrangements.

        In Alaska, we have two long-term sales contracts with the local utility companies, which obligate us to supply approximately 181 bcf of natural gas over the remaining life of these contracts, which terminate in 2012 and 2016. In addition, we own a 30 percent interest in a Kenai, Alaska LNG plant and a proportionate share of the long-term LNG sales obligation to two Japanese utility companies. This obligation is estimated to total 110 bcf through the remaining life of the contract, which terminates March 31, 2009. These commitments are structured with variable-pricing terms. Our production from various gas fields in the Cook Inlet supply the natural gas to service these contracts. Our proved reserves and estimated production rates in the Cook Inlet sufficiently meet these contractual obligations.

        In the U.K., we have two long-term sales contracts with utility companies, which obligate us to supply approximately 210 bcf of natural gas through the remaining life of these contracts, which terminate in September 2009. Our Brae area production, together with natural gas acquired for injection and subsequent resale, will supply the natural gas to service these contracts. Our Brae area proved reserves, acquired natural gas contracts and estimated production rates sufficiently meet these contractual obligations. Pricing under these gas sales contracts is variable.

Oil and Natural Gas Production

        The following tables set forth daily average net production of liquid hydrocarbons and natural gas for each of the last three years:

Net Liquid Hydrocarbons Production(a)(b)

(Thousands of Barrels per Day)	2004	2003	2002

United States(c)	81	107	117
Europe(d)	40	41	52
West Africa(d)	32	27	25
Other International(d)	16	10	1

Total Consolidated Continuing Operations	169	185	195
Equity Investees(d)(e)	1	6	8

Worldwide Continuing Operations	170	191	203
Discontinued Operations(f)	-	3	4

WORLDWIDE	170	194	207

Net Natural Gas Production(b)(g)

(Millions of Cubic Feet per Day)	2004	2003	2002

United States(c)	631	732	745
Europe	273	262	299
West Africa	76	66	53

Total Consolidated Continuing Operations	980	1,060	1,097
Equity Investees(h)	-	13	25

Worldwide Continuing Operations	980	1,073	1,122
Discontinued Operations(f)	-	74	104

WORLDWIDE	980	1,147	1,226

(a)
Includes crude oil, condensate and natural gas liquids.
(b)
Amounts represent production after royalties, excluding the U.K., Ireland and the Netherlands where amounts shown are before royalties.
(c)
Amounts represent production from leasehold ownership, after royalties and interests of others.
(d)
Amounts represent equity tanker liftings and direct deliveries of liquid hydrocarbons. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are excluded.
(e)
Represents Marathon's equity interests in Chernogorskoye, MKM and CLAM.
(f)
Amounts represent Marathon's western Canadian operations, which were sold in 2003.
(g)
Amounts exclude volumes purchased from third parties for injection and subsequent resale of 19 mmcfd in 2004, 23 mmcfd in 2003 and 4 mmcfd in 2002.
(h)
Represents Marathon's equity interests in CLAM.

Productive and Drilling Wells

        The following tables set forth productive wells and service wells for each of the last three years and drilling wells as of December 31, 2004.

Gross and Net Wells

2004
	Productive Wells(a)
					Service Wells(b)		Drilling Wells(c)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

United States	5,604	2,022	4,860	3,702	2,749	845	34	17
Europe	54	20	66	35	28	10	2	1
West Africa	9	5	13	9	3	1	3	1
Other International	116	116	-	-	23	23	2	2

WORLDWIDE	5,783	2,163	4,939	3,746	2,803	879	41	21

2003
	Productive Wells(a)
					Service Wells(b)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
United States	5,580	2,040	4,649	3,555	2,726	834
Europe	52	14	65	35	27	9
West Africa	7	4	10	7	1	1
Other International	109	109	-	-	21	21

Total Consolidated	5,748	2,167	4,724	3,597	2,775	865
Equity Investees(d)	96	21	-	-	15	3

WORLDWIDE	5,844	2,188	4,724	3,597	2,790	868

2002
	Productive Wells(a)
					Service Wells(b)
	Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
United States	6,495	2,715	4,577	2,876	2,752	807
Europe	53	20	62	34	26	9
West Africa	6	3	6	4	1	1
Other International	485	226	1,529	1,032	47	16

Total Consolidated	7,039	2,964	6,174	3,946	2,826	833
Equity Investees(d)	2,298	742	85	4	1,002	174

WORLDWIDE	9,337	3,706	6,259	3,950	3,828	1,007

(a)
Includes active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 273 in 2004, 273 in 2003, and 357 in 2002. Information on wells with multiple completions operated by other companies is unavailable to Marathon.
(b)
Consist of injection, water supply and disposal wells.
(c)
Consists of exploratory and development wells.
(d)
Represents Chernogorskoye in 2003, and MKM and CLAM in 2002.

Drilling Activity

        The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate our ownership interest or share, as the context requires):

Net Productive and Dry Wells Completed(a)

		2004	2003	2002

United States(b)
Development(c)	– Oil	13	4	8
	– Gas	167	231	174
	– Dry	–	–	1

	Total	180	235	183
Exploratory	– Oil	1	1	2
	– Gas	8	7	5
	– Dry	6	2	6

	Total	15	10	13

	Total United States	195	245	196
International(d)
Development(c)	– Oil	27	31	2
	– Gas	3	14	28
	– Dry	1	1	3

	Total	31	46	33
Exploratory	– Oil	2	2	–
	– Gas	–	21	20
	– Dry	7	5	3

	Total	9	28	23
	Total International	40	74	56

	Total Worldwide	235	319	252

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
(b)
Includes Marathon's equity interest in MKM in 2003 and 2002.
(c)
Indicates wells drilled in the proved area of an oil or gas reservoir.
(d)
Includes Marathon's equity interests in Chernogorskoye in 2004 and 2003 and CLAM in 2003 and 2002.

Oil and Gas Acreage

        The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage that we held as of December 31, 2004:

Gross and Net Acreage

	Developed		Undeveloped		Developed and Undeveloped
(Thousands of Acres)	Gross	Net	Gross	Net	Gross	Net

United States	1,825	764	2,320	1,426	4,145	2,190
Europe	395	305	1,315	602	1,710	907
West Africa	68	42	2,973	799	3,041	841
Other International	599	599	2,541	1,997	3,140	2,596

WORLDWIDE	2,887	1,710	9,149	4,824	12,036	6,534

Refining, Marketing and Transportation

        Our RM&T operations are primarily conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC ("SSA") and Marathon Ashland Pipe Line LLC.

Refining

        MAP owns and operates seven refineries with an aggregate refining capacity of 948,000 barrels of crude oil per day. The table below sets forth the location and daily throughput capacity of each of MAP's refineries as of December 31, 2004:

Crude Oil Refining Capacity (Barrels per Day)
Garyville, LA	245,000
Catlettsburg, KY	222,000
Robinson, IL	192,000
Detroit, MI	74,000
Canton, OH	73,000
Texas City, TX	72,000
St. Paul Park, MN	70,000

TOTAL	948,000

        MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries can process a wide variety of crude oils and produce typical refinery products, including reformulated gasoline. MAP's refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha may be moved from Texas City to Robinson where excess reforming capacity is available; gas oil may be moved from Robinson to Detroit where excess fluid catalytic cracking unit capacity is available; and light cycle oil may be moved from Texas City to Robinson where excess desulfurization capacity is available.

        MAP also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts. MAP manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries. Additionally, MAP manufactures aromatics, aliphatic hydrocarbons, cumene, base lube oil, polymer grade propylene and slack wax.

        During 2004, MAP's refineries processed 939,000 bpd of crude oil and 171,000 bpd of other charge and blend stocks. The following table sets forth MAP's refinery production by product group for each of the last three years:

Refined Product Yields

(Thousands of Barrels per Day)	2004	2003	2002

Gasoline	608	567	581
Distillates	299	284	285
Propane	22	21	21
Feedstocks and Special Products	94	93	80
Heavy Fuel Oil	25	24	20
Asphalt	77	72	72

TOTAL	1,125	1,061	1,059

        Planned maintenance activities requiring temporary shutdown of certain refinery operating units, or turnarounds, are periodically performed at each refinery. MAP completed major turnarounds at its Garyville, Catlettsburg and Canton refineries during 2004.

        MAP increased its overall crude oil refining capacity during 2004 from 935,000 bpd to 948,000 bpd after completing the planned turnaround and expansion project at the Garyville refinery. This expansion increased crude oil capacity at Garyville from 232,000 bpd to 245,000 bpd.

        The Catlettsburg refinery multi-year improvement project was completed during early 2004. At a cost of approximately $440 million, the project improves product yields and lowers overall refinery costs while making gasoline with less than 30 parts per million of sulfur, which allows MAP to meet Tier II gasoline regulations which became effective on January 1, 2004.

        MAP is constructing approximately $300 million in new capital projects for its 74,000 bpd Detroit, Michigan refinery. One of the projects, a $110 million expansion project, is expected to raise the crude oil capacity at the refinery by 35 percent to 100,000 bpd. Other projects are expected to enable the refinery to produce new clean fuels and further control regulated air emissions. Completion of the projects is scheduled for the fourth quarter of 2005.

Marketing

        In 2004 MAP's refined product sales volumes (excluding matching buy/sell transactions) totaled 20.4 billion gallons (1,329,000 bpd). The wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest, the upper Great Plains and the Southeast, and sales in the spot market, accounted for approximately 70 percent of MAP's refined product sales volumes in 2004, excluding sales related to matching buy/sell transactions. Approximately 52 percent of MAP's gasoline sales volumes and 92 percent of its distillate sales volumes were sold on a wholesale or spot market basis to independent unbranded customers or other wholesalers in 2004.

        Approximately 55 percent of MAP's propane is sold into the home heating markets and industrial consumers purchase the balance. Propylene, cumene, aromatics, aliphatics, and sulfur are marketed to customers in the chemical industry. Base lube oils and slack wax are sold throughout the United States. Pitch is also sold domestically, but approximately 16 percent of pitch products are exported into growing markets in Canada, Mexico, India and South America.

        MAP markets asphalt through owned and leased terminals throughout the Midwest, the upper Great Plains and the Southeast. The MAP customer base includes approximately 800 asphalt-paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers.

        The following table sets forth the volume of MAP's consolidated refined product sales by product group for each of the last three years:

Refined Product Sales

(Thousands of Barrels per Day)	2004	2003	2002

Gasoline	807	776	773
Distillates	373	365	346
Propane	22	21	22
Feedstocks and Special Products	92	97	82
Heavy Fuel Oil	27	24	20
Asphalt	79	74	75

TOTAL	1,400	1,357	1,318

Matching Buy/Sell Volumes included in above	71	64	71

        MAP sells reformulated gasoline in parts of its marketing territory, primarily Chicago, Illinois; Louisville, Kentucky; northern Kentucky; and Milwaukee, Wisconsin. MAP also sells low-vapor-pressure gasoline in nine states.

        As of December 31, 2004, MAP supplied petroleum products to about 3,900 Marathon and Ashland branded retail outlets located primarily in Michigan, Ohio, Indiana, Kentucky and Illinois. Branded retail outlets are also located in Florida, Georgia, Wisconsin, West Virginia, Tennessee, Minnesota, Virginia, Pennsylvania, North Carolina, Alabama, and South Carolina.

        SSA sells gasoline and diesel fuel through company-operated retail outlets. As of December 31, 2004, SSA had 1,669 retail outlets in nine states that sold petroleum products and convenience store merchandise and services, primarily under the brand names "Speedway" and "SuperAmerica." SSA's revenues from the sale of non-petroleum merchandise totaled $2.3 billion in 2004, compared with $2.2 billion in 2003. Profit levels from the sale of such merchandise and services tend to be less volatile than profit levels from the retail sale of gasoline and diesel fuel.

        Pilot Travel Centers LLC ("PTC"), a joint venture with Pilot Corporation ("Pilot"), is the largest operator of travel centers in the United States with approximately 250 locations in 35 states at December 31, 2004. The travel centers offer diesel fuel, gasoline and a variety of other services, including on-premises brand name restaurants. Pilot and MAP each own a 50 percent interest in PTC.

        MAP's retail marketing strategy is focused on SSA's Midwest operations, additional growth of the Marathon brand, and continued growth for PTC.

Supply and Transportation

        MAP obtains the crude oil it processes from negotiated contracts and spot purchases or exchanges. In 2004, MAP's net purchases of U.S. produced crude oil for refinery input averaged 416,000 bpd, including a net 20,000 bpd from Marathon. In 2004, Canada was the source for 14 percent or 130,000 bpd of crude oil processed and other foreign sources supplied 42 percent or 393,000 bpd of the crude oil processed by MAP's refineries, including approximately 245,000 bpd from the Middle East. This crude was acquired from various foreign national oil companies, producing companies and traders.

        MAP operates a system of pipelines and terminals to provide crude oil to its refineries and refined products to its marketing areas. At December 31, 2004, MAP owned, leased, or had an ownership interest in approximately 2,860 miles of crude oil trunk lines and 3,850 miles of product trunk lines. At December 31, 2004 MAP had interests in the following pipelines:

  •
  100 percent ownership of Ohio River Pipe Line LLC, which owns the Cardinal Products Pipeline, a refined products pipeline extending from Kenova, West Virginia to Columbus, Ohio;

  •
  50 percent interest in Centennial Pipeline LLC, which owns a system connecting Gulf Coast refineries with the Midwest market;

  •
  47 percent interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater oil port, located 18 miles off the coast of Louisiana;

  •
  50 percent interest in LOCAP LLC, which owns a crude oil pipeline connecting LOOP and the Capline system;

  •
  37 percent interest in the Capline system, a large diameter crude oil pipeline extending from St. James, Louisiana to Patoka, Illinois; and

  •
  33 percent interest in Minnesota Pipe Line Company, which owns a crude oil pipeline extending from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota refinery.

        MAP's 84 light product and asphalt terminals are strategically located throughout the Midwest, upper Great Plains and Southeast. These facilities are supplied by a combination of pipelines, barges, rail cars and/or trucks. MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries and the Intercoastal Waterway. MAP also leases and owns rail cars in various sizes and capacities for movement and storage of petroleum products and a large number of tractors, tank trailers and general service trucks.

        Marathon also has interests in two refined product pipelines which are not part of MAP:

  •
  17 percent interest in Explorer Pipeline Company, which is a light-product pipeline system extending from the Gulf of Mexico to the Midwest; and

  •
  6 percent interest in Wolverine Pipe Line Company, a light-product pipeline system extending from Chicago, Illinois to Toledo, Ohio.

        The above discussion of the RM&T segment includes forward-looking statements concerning anticipated completion of the Detroit refinery capital projects. Some factors that could affect the Detroit projects include unforeseen problems arising from construction, regulatory approval constraints, availability of materials and labor, unforeseen hazards such as weather conditions and other risks customarily associated with construction projects. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Integrated Gas

        Our integrated gas operations include natural gas liquefication and regasification operations, methanol operations, certain other gas processing facilities and pipeline operations, and marketing and transportation of natural gas. Also included are the costs associated with ongoing development of certain integrated gas projects.

Methanol

        We own a 45 percent interest in AMPCO, which owns a methanol plant located in Malabo, Equatorial Guinea. Feedstock for the plant is supplied from a portion of our natural gas production in the Alba field. Methanol sales totaled 980,000 gross metric tons (441,000 net metric tons) in 2004. Production from the plant is used to supply customers in Europe and the U.S.

Natural Gas Marketing and Transportation Activities

        In addition to the sale of our own natural gas production, we purchase gas from third-party producers and marketers for resale.

        We own a 24 percent interest in Nautilus Pipeline Company, LLC and a 24 percent interest in Manta Ray Offshore Gathering Company, LLC, which are both Gulf of Mexico natural gas pipeline systems. Additionally, we own a 34 percent interest in the Neptune natural gas processing plant located in St. Mary Parish, Louisiana. The plant has the capacity to process 600 mmcfd of natural gas, which is supplied by the Nautilus pipeline system.

Alaska LNG

        We own a 30 percent interest in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport LNG to customers in Japan. Feedstock for the plant is supplied from a portion of our natural gas production in the Cook Inlet. From the first production in 1969, the LNG has been sold under a long-term contract with two of Japan's largest utility companies. LNG deliveries totaled 62 gross bcf (24 net bcf) in 2004.

Equatorial Guinea LNG Project

        During 2004, Marathon and its partner, Compania Nacional de Petroleos de Guinea Ecuatorial ("GEPetrol"), the National Oil Company of Equatorial Guinea, through Equatorial Guinea LNG Holdings Limited ("EGHoldings"), began construction of an LNG plant on Bioko Island that will deliver a contracted offtake of 3.4 million metric tons per year (approximately 460 mmcfd). This project will allow us to monetize our gas reserves from the Alba field, as natural gas for the plant will be purchased from the Alba field participants under a long-term gas supply agreement. Construction of the plant continues to progress and startup is projected for late 2007.

        At the end of 2004, we held a 75 percent economic interest in EGHoldings, with GEPetrol holding the remaining 25 percent economic interest. In connection with the formation of EGHoldings, GEPetrol was given certain contractual rights with respect to the purchase and resale to a third party of a 13 percent interest in EGHoldings currently held by Marathon. These rights give GEPetrol the option to purchase this 13 percent interest and resell it to a third party. These rights specify that we will be reimbursed for our historical costs plus an additional specified rate of return, which escalates depending on the time period during which such purchase and resale occurs, and a right to share in additional proceeds above those amounts under certain circumstances of resale. If GEPetrol's rights are not exercised within one year from date of project sanction, which was in June 2004, the rights expire.

        EGHoldings has signed a Sales and Purchase Agreement with a subsidiary of BG Group plc ("BGML") under which BGML would purchase the LNG plant's production for a period of 17 years on an FOB Bioko Island basis with pricing linked principally to the Henry Hub index. The LNG would be targeted primarily to a receiving terminal in Lake Charles, Louisiana, where it would be regasified and delivered into the Gulf Coast natural gas pipeline grid.

Elba Island LNG

        During 2004, we began delivering LNG cargoes as part of our Elba Island, Georgia LNG regasification terminal capacity rights agreement. Under the terms of the agreement, we can supply up to 58 billion cubic feet of natural gas (as LNG) per year, for up to 22 years.

        Also during 2004, we signed an agreement with BP Energy Company ("BP") under which BP will supply us with 58 bcf of natural gas per year, as LNG, for a minimum period of five years beginning in the second half of 2005. We will take delivery of LNG at the Elba Island LNG regasification terminal with pricing linked to the Henry Hub index. This supply agreement with BP enables us to fully utilize our capacity rights at Elba Island during the period of this agreement, while affording us the flexibility to access this capacity to commercialize other stranded gas resources beyond the term of the BP contract. We continue to actively seek additional cargoes prior to the start of deliveries from BP.

        The above discussion of the integrated gas segment contains forward looking statements with respect to the estimated construction and startup dates of a LNG liquefaction plant and related facilities. Factors that could affect the estimated construction and startup dates of the LNG plant and related facilities include, without limitation, unforeseen problems arising from construction, inability or delay in obtaining necessary government and third-party approvals, unanticipated changes in market demand or supply, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Competition and Market Conditions

        Strong competition exists in all sectors of the oil and gas industry and, in particular, in the exploration and development of new reserves. We compete with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and other properties, for the equipment and labor required to develop and operate those properties and in the marketing of oil and natural gas to end-users. Many of our competitors have financial and other resources greater than those available to us. As a consequence, we may be at a competitive disadvantage in bidding for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving front-end bonus payments or commitments-to-work programs. We also compete in attracting and retaining personnel, including geologists, geophysicists and other specialists. Based on industry sources, we believe we currently rank eighth among U.S.-based petroleum companies on the basis of 2003 worldwide liquid hydrocarbon and natural gas production.

        Marathon through MAP must also compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks fifth among U.S. petroleum companies on the basis of crude oil refining capacity as of December 31, 2004. MAP competes in four distinct markets – wholesale, spot, branded and retail distribution – for the sale of refined products and believes it competes with about 40 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; about 75 companies in the sale of petroleum products in the spot market; 8 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and approximately 220 petroleum product retailers in the retail sale of petroleum products. We compete in the convenience store industry through SSA's retail outlets. The retail outlets offer consumers gasoline, diesel fuel (at selected locations) and a broad mix of other merchandise and services. Some locations also have on-premises brand-name restaurants such as Subway™. We also compete in the travel center industry through our 50 percent ownership in PTC.

        Our operating results are affected by price changes in crude oil, natural gas and petroleum products, as well as changes in competitive conditions in the markets we serve. Generally, results from production operations benefit from higher crude oil and natural gas prices while refining and marketing margins may be adversely affected by crude oil price increases. Price differentials between sweet and sour crude oil also affect operating results. Market conditions in the oil and gas industry are cyclical and subject to global economic and political events and new and changing governmental regulations.

The Separation

        On December 31, 2001, pursuant to an Agreement and Plan of Reorganization dated as of July 31, 2001 ("Reorganization Agreement"), Marathon completed the Separation, in which:

  •
  its wholly-owned subsidiary United States Steel LLC converted into a Delaware corporation named United States Steel Corporation and became a separate, publicly traded company; and

  •
  USX Corporation changed its name to Marathon Oil Corporation.

        As a result of the Separation, Marathon and United States Steel are separate companies, and neither has any ownership interest in the other. Thomas J. Usher is the non-executive chairman of the board of both companies, and, as of December 31, 2004, four of the ten remaining members of Marathon's board of directors are also directors of United States Steel.

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

Financial Matters Agreement

        Under the financial matters agreement, United States Steel has assumed and agreed to discharge all Marathon's principal repayment, interest payment and other obligations under the following, including any amounts due on any default or acceleration of any of those obligations, other than any default caused by Marathon:

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

        United States Steel's obligations to Marathon under the financial matters agreement are general unsecured obligations that rank equal to United States Steel's accounts payable and other general unsecured obligations. The financial matters agreement does not contain any financial covenants, and United States Steel is free to incur additional debt, grant mortgages on or security interests in its property and sell or transfer assets without our consent.

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

Obligations Associated with the Separation as of December 31, 2004

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Obligations Associated with the Separation of United States Steel" on page 42 for a discussion of Marathon's obligations associated with the Separation.

Environmental Matters

        We maintain a comprehensive environmental policy overseen by the Corporate Governance and Nominating Committee of our Board of Directors. Our Health, Environment and Safety organization has the responsibility to ensure that our operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Health, Environment and Safety Management Committee, which is comprised of our officers, is charged with reviewing its overall performance with various environmental compliance programs. We also have an Emergency Management Team, composed of senior management, which oversees the response to any major emergency environmental incident involving Marathon or any of our properties.

        Our businesses are subject to numerous laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 ("OPA-90") with respect to oil pollution and response. In addition, many states where we operate have similar laws dealing with the same matters. These laws and their associated regulations are subject to frequent change and many of them have become more stringent. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on Marathon for the conduct of others or conditions others have caused, or for Marathon's acts that complied with all applicable requirements when we performed them. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable because certain implementing regulations for some environmental laws have not yet been finalized or, in some instances, are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and its implementing regulations, new water quality standards and stricter fuel regulations, could result in increased capital, operating and compliance costs.

        For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page 44 and "Legal Proceedings" on page 21.

Air

        Of particular significance to MAP are EPA regulations that require reduced sulfur levels starting in 2004 for gasoline and 2006 for diesel fuel. MAP's combined capital costs to achieve compliance with these rules are expected to approximate $900 million over the period between 2002 and 2006, which includes costs that could be incurred as part of other refinery upgrade projects. Costs incurred through December 31, 2004 were approximately $520 million. Some factors that could potentially affect MAP's gasoline and diesel fuel compliance costs include completion of project detailed engineering, construction and startup activities.

        The U.S. EPA has finalized new and revised National Ambient Air Quality Standards ("NAAQS") for fine particulate emissions (PM2.5) and ozone. In connection with these new standards, EPA will designate certain areas as "nonattainment," meaning that the air quality in such areas does not meet the NAAQS. To address these nonattainment areas EPA has proposed a rule called the Interstate Air Quality Rule ("IAQR") that will require significant reductions of SO2 and NOx emissions in numerous states. All of our refinery operations are located in these affected states. If this rule is finalized, it could have a significant impact on our operations as well as the operations of many of our competitors. At this time, we cannot determine whether the IAQR will be finalized or whether it will be substantially changed before it is final. As a result, we cannot presently reasonably estimate the financial impact of such a rule.

Water

        We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and have implemented systems to oversee our compliance efforts. In addition, we are regulated under OPA-90, which amended the CWA. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of such releases OPA-90 requires responsible companies to pay resulting removal costs and damages, provides for civil penalties and imposes criminal sanctions for violations of its provisions.

        Additionally, OPA-90 requires that new tank vessels entering or operating in U.S. waters be double hulled and that existing tank vessels that are not double-hulled be retrofitted or removed from U.S. service, according to a phase-out schedule. As of December 31, 2004, all of the barges used in MAP's river transportation operations meet the double-hulled requirements of OPA-90.

        We operate facilities at which spills of oil and hazardous substances could occur. Several coastal states in which we operate have passed state laws similar to OPA-90, but with expanded liability provisions, including provisions for cargo owner responsibility as well as ship owner and operator responsibility. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90.

Solid Waste

        We continue to seek methods to minimize the generation of hazardous wastes in our operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks ("USTs") containing regulated substances. Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance with this statute cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined.

Remediation

        We own or operate certain retail outlets where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states, which administer their own UST programs. Our obligation to remediate such contamination varies, depending on the extent of the releases and the stringency of the laws and regulations of the states in which we operate. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement fund once the applicable deductible has been satisfied. Accruals for remediation expenses and associated reimbursements are established for sites where contamination has been determined to exist and the amount of associated costs is reasonably determinable.

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

        The basis for estimating oil and gas reserves is set forth in "Consolidated Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Estimated Quantities of Proved Oil and Gas Reserves" on pages F-45 through F-46.

Property, Plant and Equipment Additions

        For property, plant and equipment additions, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Capital Expenditures" on page 39.

Employees

        We had 25,804 active employees as of December 31, 2004, including 22,661 MAP employees. Of the total number of MAP employees, 16,413 were employees of Speedway SuperAmerica LLC, most of which were employed at retail marketing outlets.

        Certain hourly employees at the Catlettsburg and Canton refineries are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union under labor agreements that expire on January 31, 2006. The same union represents certain hourly employees at the Texas City refinery under a labor agreement that expires on March 31, 2006. The International Brotherhood of Teamsters represents certain hourly employees under labor agreements that are scheduled to expire on May 31, 2006 at the St. Paul Park refinery and January 31, 2007 at the Detroit refinery.

Available Information

        General information about Marathon, including the Corporate Governance Principles and Charters for the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Committee on Financial Policy, can be found at www.marathon.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on the website at www.marathon.com/Values/Corporate_Governance/. Marathon's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through the website as soon as reasonably practicable after the reports are filed or furnished with the SEC. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. Information contained on our website is not incorporated into this Form 10-K or other securities filings.

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

Powder River Basin Litigation

        The U.S. Bureau of Land Management ("BLM") completed a multi-year review of potential environmental impacts from coal bed methane development on federal lands in the Powder River Basin in Montana and Wyoming. The Agency's Record of Decision ("ROD") was signed on April 30, 2003 supporting increased coal bed methane development. Plaintiff environmental and other groups filed four suits in May 2003 in the U.S. District Court for the District of Montana against the BLM alleging the Agency's environmental impact review was not adequate. Plaintiffs seek a court order enjoining coal bed methane development on federal lands in the Powder River Basin until BLM conducts additional studies on the environmental impact. Marathon has been allowed to intervene as a party in all four of the cases. As the lawsuits to delay energy development in the Powder River Basin progress through the courts, BLM continues to process permits to drill under the ROD. In January 2004, the Court over protests of Plaintiffs, transferred to the District Court of Wyoming, portions of two of the cases dealing with the sufficiency of the environmental impact review as to lands in Wyoming.

        In May 2004, plaintiff environmental groups Environmental Defense et al, filed suit against the U.S. Bureau of Land Management ("BLM") in Montana Federal District Court, alleging the agency did not adequately consider air quality impacts of coal bed methane and oil and gas operations in the Powder River Basin in Montana and Wyoming when preparing its environmental impact statements. Plaintiffs request that BLM be ordered to cease issuing leases and permits for energy development, until additional analysis of predicted air impacts is conducted. Marathon and Pennaco Energy, Inc. have intervened in the litigation.

Environmental Proceedings

        The following is a summary of proceedings involving Marathon that were pending or contemplated as of December 31, 2004, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under Item 3. "Legal Proceedings" above takes such matters into account.

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

        At December 31, 2004, Marathon had been identified as a PRP at a total of six CERCLA waste sites. Based on currently available information, which is in many cases preliminary and incomplete, Marathon believes that its liability for cleanup and remediation costs in connection with all but one of these sites will be under $1 million per site, and most will be under $100,000. Marathon believes that its liability for cleanup and remediation costs in connection with the one remaining site will be under $4 million.

        In addition, there is one site where Marathon has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

        There are also 131 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 14 were associated with properties conveyed to MAP by Ashland which has retained liability for all costs associated with remediation. Based on currently available information, which is in many cases preliminary and incomplete, Marathon believes that its liability for cleanup and remediation costs in connection with 25 of these sites will be under $100,000 per site, 53 sites have potential costs between $100,000 and $1 million per site, 19 sites may involve remediation costs between $1 million and $5 million per site and 8 sites have incurred remediation costs of more than $5 million per site. There are 11 sites with insufficient information to estimate future remediation costs.

        There is one site that involves a remediation program in cooperation with the Michigan Department of Environmental Quality ("MDEQ") at a closed and dismantled refinery site located near Muskegon, Michigan. During the next five years, Marathon anticipates spending less than $7 million at this site. Expenditures in 2004 were approximately $391,000, and expenditures in 2005 are expected to be $600,000 as technical evaluation continues, and could be as much as $3,900,000 if soil remediation is commenced in the second half of the year. Ongoing work at this site is subject to approval by the MDEQ, and a risk-based closure strategy is being developed for approval by the MDEQ.

        MAP has had a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois Attorney General's Office since 2002 concerning MAP's self-reporting of possible emission exceedences and permitting issues related to storage tanks at its Robinson, Illinois refinery. MAP has had periodic discussions with Illinois officials regarding this matter and more discussions may occur in 2005.

        In July, 2002, Marathon received a Notice of Enforcement from the State of Texas for alleged excess air emissions from its Yates Gas Plant and production operations on its Kloh lease. A settlement of this matter was finalized in 2004, with Marathon and its co-owners paying a civil penalty of $74,000 and the donation of land as a Supplemental Environmental Project in lieu of a further penalty of $74,000. Marathon is owner of a 38% interest in the facilities.

        In May, 2003, Marathon received a Consolidated Compliance Order & Notice or Potential Penalty from the State of Louisiana for alleged various air permit regulatory violations. This matter was settled for a civil penalty of $148,628 and awaits formal closure with the State.

        In August of 2004, the West Virginia Department of Environmental Protection ("WVDEP") submitted a draft consent order to MAP regarding MAP's handling of alleged hazardous waste generated from tank cleanings in the State of West Virginia. The proposed order seeks a civil penalty of $337,900. MAP has met with the WVDEP and discussions are ongoing in an attempt to resolve this matter.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also traded on the Chicago Stock Exchange and the Pacific Exchange. Information concerning the high and low sales prices for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Selected Quarterly Financial Data (Unaudited)" on page F-41.

        As of January 31, 2005, there were 58,340 registered holders of Marathon common stock.

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

        The following table provides information about purchases by Marathon and its affiliated purchaser during the fourth quarter ended December 31, 2004 of equity securities that are registered by Marathon pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

10/01/04 – 10/31/04	6,015	$40.51	N/A	N/A
11/01/04 – 11/30/04	5,145	$38.94	N/A	N/A
12/01/04 – 12/31/04	34,526	$37.07	N/A	N/A

Total:	45,686	$37.73	N/A	N/A

(1)
42,749 shares were repurchased in open-market transactions under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the "Plan") by the administrator of the Plan. Stock needed to meet the requirements of the Plan are either purchased in the open market or issued directly by Marathon.
(2)
2,936 shares of restricted stock were delivered by employees to Marathon, upon vesting, to satisfy tax withholding requirements.

Item 6. Selected Financial Data

        See page F-49 through F-51.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Marathon Oil Corporation is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through our 62 percent owned subsidiary, Marathon Ashland Petroleum LLC ("MAP"); and integrated gas. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Items 1. and 2. Business and Properties, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

        Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our businesses. These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "targets," "plans," "projects," "could," "may," "should," "would" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

        Unless specifically noted, amounts for MAP include the 38 percent interest held by Ashland Inc. ("Ashland"), and amounts for Equatorial Guinea LNG Holdings Limited ("EGHoldings") include the 25 percent interest held by Compania Nacional de Petroleos de Guinea Ecuatorial ("GEPetrol").

Overview

Exploration and Production

        Exploration and production ("E&P") segment revenues correlate closely with prevailing prices for the various qualities of crude oil and natural gas produced. The increase in our E&P segment revenues during 2004 tracked the increase in prices for these commodities. The robust prices for crude oil during 2004 were caused in part by increased demand in strengthening economies, particularly in the United States and China, weather related damages and disruptions, the influence of OPEC, as well as civil and political unrest and military actions in various oil exporting countries. The average spot price during 2004 for West Texas Intermediate ("WTI"), a benchmark crude oil, was $41.47 per barrel – up from an average of $30.99 in 2003 – and ended the year at $43.45. The differential between WTI and Brent (an international benchmark crude oil) widened to $3.20 in 2004 from $2.16 in 2003, primarily because shipping freight rates were much higher in 2004 and it cost more to transport a Brent-based international barrel to the U.S. Marathon's domestic crude production is on average heavier and higher in sulfur content than light sweet WTI. Heavier and higher sulfur crude oil (commonly referred to as sour crude) sells at a discount to light sweet crude oil. The majority of OPEC spare capacity and new production worldwide is medium sour or heavy sour, so the discount for medium and heavy sour crudes has increased relative to light sweet crude and thus reduced the relative profitability of sour crude production. Marathon's international crude production is relatively sweet and is generally sold in relation to the Brent crude benchmark.

        Natural gas prices were higher in 2004 as compared to 2003. A significant portion of our United States lower 48 natural gas production is sold at bid week prices, making this indicator particularly important. The average quarterly bid week prices for 2004 were $5.69, $6.00, $5.75 and $7.07 for the first to fourth quarter. Natural gas prices in Alaska are largely contractual, while natural gas production there is seasonal in nature, trending down during the second and third quarters and increasing during the fourth and first quarters. Our other major gas-producing regions are Europe and Equatorial Guinea, where large portions of our gas are sold at contractual prices, making realized prices in these areas less volatile.

        For additional information on price risk management, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" on page 50.

        E&P segment income during 2004 was impacted by lower production (on an equivalent barrel basis) – down approximately 13 percent from 2003 levels. We estimate that our 2005 production will average approximately 325,000 to 350,000 barrels of oil equivalent per day ("BOEPD"), excluding the impact of acquisitions, dispositions or potential reentry into Libya. Our continued exploration success coupled with ongoing development of our base businesses and new core areas, provides defined production growth that is expected to increase our average daily production by an estimated compounded average growth rate of five to nine percent between 2005 and 2008.

        Projected production levels for liquid hydrocarbons and natural gas are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, drilling rig availability and geological and operating considerations. These assumptions may prove to be inaccurate. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world's major oil and gas producing areas, including OPEC member countries. Any substantial decline in such prices could have a material adverse effect on our results of operations. A decline in such prices could also adversely affect the quantity of liquid hydrocarbons and natural gas that can be economically produced and the amount of capital available for exploration and development.

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

Refining, Marketing and Transportation

        MAP refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States. Refining, marketing and transportation ("RM&T") segment income primarily represents MAP's income from operations which depends largely on the refining and wholesale marketing margin, refinery throughputs, retail marketing margins for gasoline, distillates and merchandise, and the profitability of its pipeline transportation operations.

        The refining and wholesale marketing margin is the difference between the wholesale prices of refined products sold and the cost of crude oil and other feedstocks refined, the cost of purchased products and manufacturing costs. MAP purchases crude oil to satisfy the throughput requirements of its refineries. As a result, its refining and wholesale marketing margin could be adversely affected by rising crude oil and other feedstock prices that are not recovered in the marketplace. The crack spread, which is a measure of the difference between spot market gasoline and distillate prices and spot market crude costs, is an industry indicator of refining margins. In addition to changes in the crack spread, MAP's refining and wholesale marketing margin is impacted by the types of crude oil processed, the wholesale selling prices realized for all the products sold and the level of manufacturing costs. MAP processes significant amounts of sour crude oil which enhances its competitive position in the industry as sour crude oil typically can be purchased at a discount to sweet crude oil. As crude oil production increases in the coming years, heavy sour crude oil production growth is expected to outpace sweet crude oil production growth, which may translate into higher sour crude oil discounts going forward. Over the last three years, approximately 60 percent of the crude oil throughput at MAP's refineries has been sour crude oil. Sales of asphalt increase during the highway construction season in MAP's market area which is primarily in the second and third calendar quarters. The selling price of asphalt is dependent on the cost of crude oil, the price of alternative paving materials and the level of construction activity in both the private and public sectors. Changes in manufacturing costs from period to period are primarily dependent on the level of maintenance activities at the refineries and the price of purchased natural gas. The refining and wholesale marketing margin has been historically volatile and varies with the level of economic activity in the various marketing areas, the regulatory climate, logistical capabilities and the expectations regarding the adequacy of the supply of refined products and raw materials.

        For information on price risk management, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" on page 50.

        Additionally, the retail marketing gasoline and distillate margin, which is the difference between the ultimate price paid by consumers and the wholesale cost of the refined products, including secondary transportation, plays an important part in downstream profitability. The retail gasoline and distillate margin has been historically volatile, but tends to be countercyclical to the refining and wholesale marketing margin. Factors affecting the retail gasoline and distillate margin include competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in the marketing areas and weather situations that impact driving conditions. Gross margins on merchandise sold at retail outlets tend to be less volatile than the gross margin from the retail sale of gasoline and diesel fuel. Factors affecting the gross margin on retail merchandise sales include consumer demand for merchandise items, the impact of competition and the level of economic activity in the marketing areas. The profitability of MAP's pipeline transportation operations is primarily dependent on the volumes shipped through the pipelines. The volume of crude oil that MAP transports is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by MAP's crude oil pipelines. Key factors in this supply and demand balance are the production levels of crude oil by producers, the availability and cost of alternative transportation modes, and the refinery and transportation system maintenance levels. The throughput of the refined products that MAP transports is directly affected by the production level of, and user demand for, refined products in the markets served by MAP's refined product pipelines. In most of MAP's markets, demand for gasoline peaks during the summer driving season, which extends from May through September, and declines during the fall and winter months. The seasonal pattern for distillates is the reverse of this, helping to level overall movements on an annual basis. As with crude oil, other transportation alternatives and maintenance levels influence refined product movements.

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

Integrated Gas

        Our integrated gas ("IG") operations include marketing and transporting natural gas and products manufactured from natural gas, such as liquefied natural gas ("LNG") and methanol, primarily in the United States, Europe and West Africa. Also included are the costs associated with ongoing development of certain integrated gas projects, such as the LNG project in Equatorial Guinea. The profitability of these operations depends largely on commodity prices, volume deliveries, margins on resale gas, and demand. Methanol spot pricing is volatile largely because global methanol demand is only 33 million tons and any major unplanned shutdown or addition in production capacity can have a significant impact on the supply-demand balance. IG operations could be impacted by unforeseen events such as explosions, fires, product spills, inclement weather or availability of LNG vessels. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

2004 Operating Highlights

  •
  We realized continued exploration success with six discoveries including the Deep Luba and Gardenia wells in Equatorial Guinea, the Venus and Canela wells in Angola, the Hamsun well in Norway and the Neptune 7 well in the Gulf of Mexico.

  •
  We strengthened core areas by:

  •
  Receiving approval of the plan of development and operation ("PDO") for the Alvheim project in Norway and reaching agreement to develop Vilje through the Alvheim infrastructure;

  •
  Completing the Equatorial Guinea condensate expansion project and advancing the liquefied petroleum gas ("LPG") expansion project; and

  •
  Receiving planning permission from the Irish authorities for the Corrib development.

  •
  We added net proved reserves of 221 million barrels of oil equivalent ("BOE"), excluding 2 million BOE of dispositions, while producing 122 million BOE of production during 2004. Over the past three years, we have added net proved reserves of 782 million BOE, excluding dispositions of 280 million, while producing 411 million BOE. Three-year amounts include 7 million BOE of net proved reserve additions, 19 million BOE of dispositions and 7 million BOE of production related to equity investees.

  •
  We strengthened MAP assets by:

  •
  Completing the Catlettsburg, Kentucky refinery repositioning project, which has improved product yields, lowered overall refinery costs and allowed MAP to meet the Tier II gasoline regulations;

  •
  Increasing crude oil capacity at our Garyville, Louisiana refinery from 232,000 barrels per day ("bpd") to 245,000 bpd, which allowed us to achieve record crude oil and other feedstock refinery throughputs of 1,110,000 bpd;

  •
  Progressing an expansion project to increase the capacity of the Detroit, Michigan refinery; and

  •
  Increasing same store merchandise sales by 11 percent at Speedway SuperAmerica LLC ("SSA").

  •
  We advanced our integrated gas strategy by:

  •
  Reaching final investment decision and beginning construction on a 3.4 million metric tonnes per year LNG plant in Equatorial Guinea;

    •
    Signing an agreement with BP Energy Company under which BP will supply us with 58 billion cubic feet ("bcf") of natural gas per year, as LNG, for a minimum period of 5 years, beginning in the second half of 2005;

    •
    Securing six cargos of LNG utilizing our Elba Island, Georgia LNG regasification terminal delivery rights; and

    •
    Completing the construction and operation of a gas-to-liquids ("GTL") demonstration plant at the Port of Catoosa, Oklahoma.

  •
  We signed an agreement to acquire Ashland's 38 percent interest in MAP and continue to pursue completion of the transaction.

  •
  We continued our business transformation programs, including implementation of two outsourcing agreements, to achieve further business process improvements and cost reductions.

  •
  We increased the quarterly dividend to 28 cents per share.

Management's Discussion and Analysis of Critical Accounting Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the year. Actual results could differ from the estimates and assumptions used.

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

Estimated Net Recoverable Quantities of Oil and Gas

        We use the successful efforts method of accounting for our oil and gas producing activities. The successful efforts method inherently relies on the estimation of proved reserves, both developed and undeveloped. The existence and the estimated amount of proved reserves affect, among other things, whether certain costs are capitalized or expensed, the amount and timing of costs depleted or amortized into income and the presentation of supplemental information on oil and gas producing activities. Both the expected future cash flows to be generated by oil and gas producing properties used in testing for impairment of such properties and the expected future taxable income available to realize the value of deferred tax assets also rely in part on estimates of net recoverable quantities of oil and gas.

        Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves may change, either positively and negatively, as additional information becomes available and as contractual, economic and political conditions change. During 2004, net revisions of previous estimates increased total proved reserves by 81 million BOE as a result of 190 million BOE in positive revisions which were partially offset by 109 million BOE in negative revisions.

        Our estimation of net recoverable quantities of oil and gas is a highly technical process performed primarily by internal teams of in-house reservoir engineers and geoscience professionals. All estimates prepared by these internal teams are approved by members of the Corporate Reserve Group upon input into Marathon's Reserve System. Any change to proved reserves in excess of 2.5 million BOE, on a field-total basis for a single month, must be approved by the Director of Corporate Reserves. In 2003, we implemented a process to have third party consultants audit the top 80 percent of our reserves over a 3 year period. Those third party audits have been completed on roughly 50 percent of our year-end 2004 reserves and have not resulted in any reserve changes. In addition to third party audits, the Corporate Reserve Group routinely audits properties with problematic indicators such as excessively long reserves life, sudden changes in performance, changes in economic or operating conditions, or recent acquisitions of material fields.

        The reserves of the Alba field offshore Equatorial Guinea comprise approximately 40 percent of our total proved oil and gas reserves. The next five largest oil and gas producing asset groups – the Brae Area Complex offshore the United Kingdom, the Alvheim/Vilje development offshore Norway, the Kenai field in Alaska, the Petronius development in the Gulf of Mexico and the Foinaven area complex offshore the United Kingdom – comprise a total of approximately 20 percent of our total proved oil and gas reserves.

Impairment of Long-lived Assets

        Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which is generally on a field-by-field basis for E&P assets, at the refinery and associated distribution system level or at the pipeline system level for downstream assets, or at a site level for retail stores. If the sum of the undiscounted pretax cash flows is less than the carrying value of an asset group, the carrying value is written down to estimated fair value.

        The expected future cash flows from our oil and gas producing asset groups require assumptions about matters such as future oil and gas prices, estimated recoverable quantities of oil and gas, expected field performance and the political environment in the host country. An impairment of any of our large oil and gas producing property asset groups could have a material impact on the presentation of financial condition, changes in financial condition or results of operations.

        Marathon evaluates its unproved property investment for impairment based on time or geologic factors in addition to the use of an undiscounted future net cash flow approach. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage are also considered.

        The expected future cash flows from our downstream assets require assumptions about matters such as future product prices, future crude oil and other feedstock costs, estimated remaining lives of the assets and future expenditures necessary to maintain the assets' existing service potential.

        During the fourth quarter of 2004, we recorded an impairment of $32 million related to unproved properties and $12 million related to producing properties primarily due to unsuccessful developmental drilling activity in Russia. During the years ended December 31, 2003 and 2002, we did not have significant impairment charges.

Suspended Exploratory Well Costs

        We use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized on our balance sheet if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) we are making sufficient progress assessing the reserves and the economic and operating viability of the project. Otherwise, well costs are expensed if a determination as to whether proved reserves were found cannot be made within one year following the completion of drilling and these criteria are not met. It is not unusual for costs associated with complex deepwater or international discoveries to be suspended on our balance sheet for more than a year while we are performing additional appraisal work, determining an optimal plan of development or awaiting project sanction by our Board of Directors, our co-venturers and the government entity having jurisdiction over the area under development. However, we continually monitor the progress being made towards the ultimate development of projects to ensure that continued capitalization is appropriate. At December 31, 2004, total costs capitalized attributable to suspended exploratory well costs were $339 million. Of the $339 million, $309 million relates to wells in areas where additional exploratory wells are underway or firmly planned. $23 million relates to wells in areas where additional wells are not firmly planned; however, less than a year has elapsed since the rig release for these wells. The remaining $7 million relates to single well projects that were drilling over year end and completion costs.

        Exploration expense was $202 million, $180 million and $192 million in 2004, 2003 and 2002. Costs incurred for exploration as reported on page F-42 was $291 million, $231 million and $258 million for 2004, 2003 and 2002. Exploration expense differs from exploration costs incurred due to timing differences between when costs are incurred and when those costs are ultimately recognized as expense. For example, costs may be incurred and suspended as exploratory well costs in one year and recorded in exploration expense in a subsequent year if it is ultimately determined that proved reserves cannot be recognized. Additionally, exploration costs incurred for wells that find proved reserves are transferred to proved property and remain capitalized, and therefore will not be recorded as exploration expense. Instead these costs will be expensed in depreciation, depletion and amortization on a units-of-production basis once production begins. Exploration expense also includes non-cash charges for unproved property impairments. For 2004, 2003 and 2002 exploration expense included $52 million, $31 million and $25 million of unproved property impairment charges. Dry well expense included in exploration expense for 2004, 2003 and 2002 totaled $54 million, $55 million and $91 million. The remaining costs included in exploration expense of $96 million, $94 million and $76 million for 2004, 2003 and 2002 represent geological and geophysical costs, administrative expenses and other expenses.

        In February 2005, the Financial Accounting Standards Board ("FASB") proposed FASB Staff Position FAS 19-a, "Accounting for Suspended Well Costs" ("FSP FAS 19-a"), which would amend the guidance for suspended well costs in Statement of Financial Accounting Standard No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS No. 19"). SFAS No. 19 requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If classification of proved reserves cannot be made at the completion of the drilling in an area requiring a major capital expenditure, paragraph 31(a) of SFAS No. 19 provides that the cost should continue to be carried as an asset provided that (1) there have been sufficient reserves found to justify completion as a producing well if the required capital expenditure is made and (2) drilling of the additional exploratory well is underway or firmly planned for the near future. If either of those two criteria is not met, SFAS No. 19 indicates the entity should expense the exploratory well costs. For all other exploratory wells not addressed in paragraph 31(a), paragraph 31(b) provides that the capitalized costs should be charged to expense if the reserves cannot be classified as proved after a year following the completion of exploratory drilling. Questions have arisen in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue is whether there are circumstances that would permit the continued capitalization of exploratory well costs beyond one year other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. The proposed FSP FAS 19-a would allow exploratory well costs to continue to be capitalized when (a) the well has found a sufficient quantity of reserves to justify completion as a producing well and (b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. Our current policy as described above is in accordance with the proposed FSP FAS 19-a.

Depreciation, Depletion and Amortization of Property, Plant and Equipment

        Depreciation and depletion of producing oil and gas properties is determined by the units-of-production method and could change with revisions to estimated proved developed recoverable reserves. The change in the depreciation and depletion rate over the past three years due to revisions of previous reserve estimates has been immaterial. A five percent increase in the amount of oil and gas reserves would change the depreciation and depletion rate from $5.55 per barrel to $5.29 per barrel, which would increase pre-tax income by $32 million annually. A five percent decrease in the amount of oil and gas reserves would change the depreciation and depletion rate from $5.55 per barrel to $5.84 per barrel and would result in a decrease in pre-tax income of $35 million annually.

        Property, plant and equipment in our RM&T segment are depreciated using the straight-line method over their estimated useful lives, which range from 3 to 42 years. Useful lives are based on historical experience and the assumption that we will provide an appropriate level of annual expenditures to maintain the assets in good operating condition. Factors which could affect the estimated useful lives of our RM&T property, plant and equipment include changes in planned use, environmental regulations, competition and technological advances. There have been no significant changes in the useful lives of our RM&T property, plant and equipment during the 2002-2004 period.

Expected Future Taxable Income

        We must estimate our expected future taxable income to assess the realizability of our deferred income tax assets. As of December 31, 2004, we reported net deferred tax assets of $1.360 billion, which represented gross assets of $1.853 billion net of valuation allowances of $493 million.

        Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions (particularly as related to prevailing oil and gas prices) and future financial conditions. The estimates and assumptions used in determining future taxable income are consistent with those used in our internal budgets, forecasts and strategic plans.

        In determining our overall estimated future taxable income for purposes of assessing the need for additional valuation allowances, we consider proved and risk-adjusted probable and possible reserves related to our existing producing properties, as well as estimated quantities of oil and gas related to undeveloped discoveries if, in our judgment, it is likely that development plans will be approved in the foreseeable future. In assessing the propriety of releasing an existing valuation allowance, we consider the preponderance of evidence concerning the realization of the impaired deferred tax asset.

        Additionally, we must consider any prudent and feasible tax planning strategies that might minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets, if we can implement these strategies and if we expect to implement these strategies if the forecasted conditions actually occurred. The principal tax planning strategy available to us relates to the permanent reinvestment of the earnings of foreign subsidiaries. Assumptions related to the permanent reinvestment of the earnings of foreign subsidiaries are reconsidered quarterly to give effect to changes in our portfolio of producing properties and in our tax profile.

Net Realizable Value of Receivables from United States Steel

        As described further in "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Obligations Associated with the Separation of United States Steel" on page 42, we remain obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. As of December 31, 2004, we have reported receivables from United States Steel of $602 million, representing the amount of principal and accrued interest on Marathon debt for which United States Steel has assumed responsibility for repayment. We must assess the realizability of these receivables, based on our expectations of United States Steel's ability to satisfy its obligations. To make this assessment, we must rely on public information about United States Steel. As of December 31, 2004, we have judged the entire receivable to be realizable.

        We may continue to be exposed to the risk of nonpayment by United States Steel on a significant portion of this receivable until December 31, 2011. Of the $602 million, $472 million, or 78 percent, relates to industrial revenue bonds that are due in 2011 or later. The Financial Matters Agreement between Marathon and United States Steel provides that, on or before the tenth anniversary of the Separation, which is December 31, 2011, United States Steel will provide for our discharge from any remaining liability under any of the assumed industrial revenue bonds.

        As of December 31, 2004, our cash-adjusted debt-to-capital ratio (which includes debt for which United States Steel has assumed responsibility for repayment and suspended cash distributions to Ashland) was 8 percent. The assessment of our liquidity and capital resources may be impacted by expectations concerning United States Steel's ability to satisfy its obligations.

        If the debt for which United States Steel has assumed responsibility for repayment were excluded from the computation, our cash-adjusted debt-to-capital ratio as of December 31, 2004 would have been approximately 1 percent. On the other hand, if the receivable from United States Steel had been written off as unrealizable, the cash-adjusted debt-to-capital ratio as of December 31, 2004 would have been approximately 8 percent. (If United States Steel were unable to satisfy its obligations, other adjustments in addition to the write-off of the receivable may be necessary.)

Contingent Liabilities

        We accrue contingent liabilities for income and other tax deficiencies, environmental remediation, product liability claims and litigation claims when such contingencies are probable and estimable. Actual costs can differ from estimates for multiple reasons. For instance, the costs from settlement of claims and litigation can vary from estimates based on differing interpretations of laws, opinions on responsibility and assessments on the amount of damages. Similarly, liabilities for environmental remediation may change because of changes in laws, regulations and their interpretation; the determination of additional information on the extent and nature of site contamination; and improvements in technology. Our in-house legal counsel regularly assesses these contingent liabilities. In certain circumstances, outside legal counsel is utilized.

        Under the accounting rules, a liability is recorded for these types of contingencies if we determine the loss to be both probable and estimable. We generally record these losses as "Costs of revenues" or "Selling, general and administrative expenses" on the Consolidated Statement of Income, except for tax contingencies, which are recorded as "Other taxes" or "Provision for income taxes." For additional information on contingent liabilities, see "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page 44.

        An estimate as to the sensitivity to earnings if other assumptions had been used in recording these liabilities is not practical because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, in terms of both the probability of loss and the estimates of such loss.

Pensions and Other Postretirement Benefit Obligations

        Accounting for pension and other postretirement benefit obligations involves assumptions related to:

  •
  discount rate for measuring the present value of future plan obligations

  •
  expected long-term rates of return on plan assets

  •
  rate of future increases in compensation levels

  •
  health care cost projections

        We develop our demographics and utilize the work of outside actuaries to assist in the measurement of these obligations. In determining the discount rate, we review market yields on high-quality corporate debt and perform an in-depth analysis of projected pension plan cash flows relating to the duration of pension plan liabilities.

        The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 75 percent equity securities and 25 percent debt securities), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation, debt returns and stock yields. Peer data and historical returns are reviewed to check for reasonableness.

        Compensation increase assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.

        Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

        Note 23 to the Consolidated Financial Statements, beginning on page F-30, includes detailed information for the three years ended December 31, 2004, on the components of pension and other postretirement expense and the underlying assumptions as well as the funded status for the company's pension plans for the years ended 2004 and 2003.

        Of the assumptions used to measure the December 31, 2004 obligations and estimated 2005 net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit costs reported for the plans. A .25 percent decrease in the discount rate of 5.75 percent for domestic and 5.30 percent for international would increase pension and other postretirement plan expense by approximately $13 million and $2 million, respectively.

Estimated Fair Value of Derivative Contracts

        We record all derivative instruments at fair value. Derivative instruments are used to manage risk throughout our different businesses. These risks relate to commodities, interest rates and our exposure to foreign currency fluctuations. We use derivative instruments that are exchange traded and non-exchange traded. Non-exchange traded instruments are referred to as over-the-counter ("OTC") instruments.

        For commodities, the fair value of exchange traded instruments is based on existing market quotes. Fair value for OTC instruments such as options and swap agreements is developed through the use of option-pricing models or third party market quotes. Forward contracts are valued based on quotes from the counterparties of the forward contracts.

        We also have two long-term contracts for the sale of natural gas in the United Kingdom ("U.K."). These contracts expire in September 2009. These contracts were entered into in the early 1990s in support of our investments in the East Brae field and the SAGE pipeline. Contract prices are linked to a basket of energy and other indices. The contract price is reset annually in October based on the previous twelve-month changes in the basket of indices. Consequently, the prices under these contracts do not track forward gas prices.

        These U.K. gas contracts are accounted for as derivative instruments. The fair value of these contracts is determined by applying the difference between the contract price and the U.K. forward gas strip price to the expected sales volumes for the next eighteen months under these contracts. Adjustments to the fair value of these contracts result in noncash charges or credits to income from operations. The difference between the contract price and the U.K. forward gas strip price may fluctuate widely from time to time and may significantly affect income from operations.

        The noncash change in fair value recognized in earnings was a loss of $99 million in 2004, a loss of $66 million in 2003 and a gain of $18 million in 2002. These effects are primarily due to the U.K. 18-month forward gas price curve strengthening 36 and 26 percent during 2004 and 2003 and weakening 12 percent during 2002.

        For additional information on market risk sensitivity, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" on page 50.

Matching buy/sell transactions

        Matching buy/sell transactions are arrangements in which we agree to buy a specific quantity and quality of crude oil or refined petroleum products to be delivered at a specific location while simultaneously agreeing to sell a specified quantity and quality of crude oil or refined petroleum products at a different location, usually with the same counterparty. All matching buy/sell transactions are settled in cash and are recorded in both revenues and costs of revenues as separate sales and purchase transactions, or on a "gross" basis.

        In a typical buy/sell transaction, we enter into a contract to sell a particular grade of crude oil or refined product at a specified location and date to a particular counterparty, and simultaneously agree to buy a particular grade of crude oil or refined product at a different location on the same or another specified date, typically from the same counterparty. The value of the purchased volumes rarely equals the sales value of the sold volumes. The value difference between purchases and sales are primarily due to 1) grade/quality differentials, 2) location differentials or 3) timing differences, in those instances when the purchase and sale do not occur in the same month.

        For the E&P segment, we enter into matching buy/sell transactions to reposition crude oil from one market center to another in order to maximize the value received for our crude oil production. For the RM&T segment, we enter into crude oil matching buy/sell transactions to secure the most profitable refinery supply and refined product matching buy/sell transactions to meet projected customer demands and to secure the required volumes in the most cost-effective manner.

        The characteristics of our matching buy/sell transactions include gross invoicing between Marathon and its counterparties and cash settlement of the transactions. Nonperformance by one party to deliver generally does not relieve the other party's obligation to perform. Both transactions require physical delivery of the product. The risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk, counterparty nonperformance risk and the fact that we have the primary obligation to perform.

        We believe matching buy/sell transactions are monetary in nature and thus outside the scope of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB No. 29"). Additionally, we have evaluated EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF No. 99-19") and, based on that evaluation, management believes that the recording these transactions on a gross basis is appropriate.

        The Emerging Issues Task Force ("EITF") is currently considering Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," ("EITF No. 04-13"), which relates to transactions in which an entity sells inventory to another entity in the same line of business from which it also purchases inventory. The following questions have been raised regarding the accounting for these types of transactions and are expected to be addressed by the EITF:

  (a)
  Under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB No. 29?

  (b)
  If nonmonetary transactions within the scope of APB No. 29 involve inventory, are there any circumstances under which the transactions should be recognized at fair value?

        The EITF has not yet addressed the first question. The EITF discussed the second question at its November 2004 meeting without reaching any consensus. If the EITF were to determine that these transactions should be accounted for as monetary transactions on a gross basis, no change in our accounting policy for matching buy/sell transactions would be necessary. If the EITF were to determine that these transactions should be accounted for as nonmonetary transactions qualifying for fair value recognition and require a net presentation of such transactions, the amounts of revenues and cost of revenues associated with matching buy/sell transactions would be netted in our consolidated statement of income, but there would be no effect on income from operations, net income or cash flows from operations. If the EITF were to determine that these transactions should be accounted for as nonmonetary transactions not qualifying for fair value recognition, these amounts of revenues and cost of revenues would be netted in our consolidated statement of income and there could be an impact on income from operations and net income related to the timing of the ultimate sale of product purchased in the "buy" side of the matching buy/sell transaction. However, management does not believe any impact would be material. There would be no impact on cash flows from operations as a result of this accounting treatment.

Management's Discussion and Analysis of Income and Operations

        Revenues for each of the last three years are summarized in the following table:

(In millions)	2004	2003	2002

E&P	$4,897	$4,811	$4,477
RM&T	43,630	34,514	26,399
IG	1,739	2,248	1,217

Segment revenues	50,266	41,573	32,093
Elimination of intersegment revenues	(668)	(610)	(798)

Total revenues	$49,598	$40,963	$31,295

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$4,463	$4,285	$4,250
Matching crude oil and refined product buy/sell transactions settled in cash:
E&P	$167	$222	$289
RM&T	8,997	6,936	4,191

Total buy/sell transactions	$9,164	$7,158	$4,480

        E&P segment revenues increased by $86 million in 2004 from 2003 and by $334 million in 2003 from 2002. The 2004 increase was primarily due to higher worldwide liquid hydrocarbon and natural gas prices. This increase was partially offset by lower liquid hydrocarbon and natural gas volumes and decreased crude oil marketing activities. The 2003 increase was primarily due to higher worldwide natural gas and liquid hydrocarbon prices and increased crude oil marketing activities. This increase was partially offset by lower liquid hydrocarbon and natural gas volumes. Derivative losses totaled $268 million in 2004, compared to losses of $176 million in 2003 and gains of $52 million in 2002. These results included losses of $99 million in 2004 compared to losses of $66 million in 2003 and gains of $18 million in 2002 related to long-term natural gas contracts in the United Kingdom that are accounted for as derivative instruments. See "Quantitative and Qualitative Disclosures About Market Risk" on page 50 for discussion of derivative instruments and associated market risk. Matching buy/sell transactions decreased by $55 million in 2004 from 2003 and by $67 million in 2003 from 2002. The 2004 and 2003 decreases were primarily due to decreased crude oil buy/sell transactions, partially offset by higher domestic liquid hydrocarbon prices.

        RM&T segment revenues increased by $9.116 billion in 2004 from 2003 and by $8.115 billion in 2003 from 2002. The increases primarily resulted from higher refined product selling prices and volumes and increased crude oil sales volumes and prices. Matching buy/sell transactions increased by $2.061 billion in 2004 from 2003 and by $2.745 billion in 2003 from 2002. The 2004 increase was primarily due to higher liquid hydrocarbon and refined product prices and increased crude oil and refined products buy/sell transaction volumes. The 2003 increase was primarily due to increased crude oil buy/sell transactions and higher liquid hydrocarbon and refined product prices, partially offset by lower refined product buy/sell transaction volumes.

        IG segment revenues decreased by $509 million in 2004 from 2003 and increased by $1.031 billion in 2003 from 2002. The decrease in 2004 is due to a decrease in natural gas marketing activities, partially offset by higher natural gas prices. The increase in 2003 is a result of higher natural gas prices and increased natural gas marketing activity. Derivative gains totaled $17 million in 2004, compared to gains of $19 million in 2003 and losses of $8 million in 2002.

        For additional information on segment results, see the discussion on income from operations on page 35.

        Income from equity method investments increased by $141 million in 2004 from 2003 and decreased by $108 million in 2003 from 2002. The increase in 2004 and decrease in 2003 is due to a $124 million loss on the dissolution of MKM Partners L.P. ("MKM") recorded in 2003. Results for 2004 also include increased earnings of other equity method investments, primarily Atlantic Methanol Production Company ("AMPCO"). The loss on the dissolution of MKM in 2003 was partially offset by increased earnings of other equity method investments due to higher natural gas and liquid hydrocarbons prices. For further discussion of the dissolution of MKM, see Note 13 to the Consolidated Financial Statements.

        Net gains on disposal of assets decreased by $130 million in 2004 from 2003 and increased by $99 million in 2003 from 2002. Results from 2004 include the sale of various SSA stores. During 2003, we sold our interest in CLAM Petroleum B.V. ("CLAM"), interests in several pipeline companies, Yates field and gathering system, SSA stores primarily in Florida, South Carolina, North Carolina and Georgia, and certain fields in the Big Horn Basin of Wyoming. Results from 2002 include the sale of various SSA stores and the sale of San Juan Basin assets.

        Gain or loss on ownership change in MAP results from contributions to MAP of certain environmental capital expenditures and leased property acquisitions funded by Marathon and Ashland. In accordance with MAP's limited liability company agreement, in certain instances, environmental capital expenditures and acquisitions of leased properties are funded by the original contributor of the assets, but no change in ownership interest may result from these contributions. An excess of Ashland funded improvements over Marathon funded improvements results in a net gain and an excess of Marathon funded improvements over Ashland funded improvements results in a net loss.

        Cost of revenues increased by $5.822 billion in 2004 from 2003 and by $6.040 billion in 2003 from 2002. The increases are primarily in the RM&T segment and result from higher acquisition costs for crude oil, refined products, refinery charge and blend feedstocks and increased manufacturing expenses.

        Selling, general and administrative expenses increased by $105 million in 2004 from 2003 and by $97 million in 2003 from 2002. The increase in 2004 was primarily due to increased stock-based compensation and higher costs associated with business transformation and outsourcing. Our 2004 results were also impacted by start-up costs associated with the LNG project in Equatorial Guinea and the increased cost of complying with governmental regulations. The increase in 2003 was primarily due to increased employee benefit expenses (caused by increased pension expense resulting from changes in actuarial assumptions and a decrease in realized returns on plan assets) and other employee related costs. Additionally, during 2003, we recorded a charge of $24 million related to organizational and business process changes.

        Inventory market valuation reserve ("IMV") is established to reduce the cost basis of inventories to current market value. Generally, we will establish an IMV reserve when crude oil prices fall below $22 per barrel. The 2002 results of operations include credits to income from operations of $71 million, reversing the IMV reserve at December 31, 2001.

        Net interest and other financial costs decreased by $25 million in 2004 from 2003 and by $82 million in 2003 from 2002. The decrease in 2004 is primarily due to an increase in interest income. The decrease in 2003 is primarily due to an increase in capitalized interest related to increased long-term construction projects, the favorable effect of interest rate swaps, the favorable effect of a reduction in interest on tax deficiencies and increased interest income on investments. Additionally, included in net interest and other financing costs are foreign currency gains of $9 million, $13 million and $8 million for 2004, 2003 and 2002.

        Loss from early extinguishment of debt in 2002 was attributable to the retirement of $337 million aggregate principal amount of debt, resulting in a loss of $53 million.

        Minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, increased by $230 million in 2004 from 2003 and by $129 million in 2003 from 2002. MAP income was higher in 2004 compared to 2003 and in 2003 compared to 2002 as discussed below in the RM&T segment.

        Minority interest in loss of Equatorial Guinea LNG Holdings Limited, which represents GEPetrol's 25 percent ownership interest, was $7 million in 2004, primarily resulting from GEPetrol's share of start-up costs associated with the LNG project in Equatorial Guinea.

        Provision for income taxes increased by $143 million in 2004 from 2003 and by $215 million in 2003 from 2002, primarily due to $388 million and $720 million increases in income before income taxes. The effective tax rate for 2004 was 36.6 percent compared to 36.6 percent and 42.1 percent for 2003 and 2002. The higher rate in 2002 was due to the United Kingdom enactment of a supplementary 10 percent tax on profits from the North Sea oil and gas production, retroactively effective to April 17, 2002. In 2002, we recognized a one-time noncash deferred tax adjustment of $61 million as a result of the rate increase.

        The following is an analysis of the effective tax rate for the periods presented:

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
Effects of foreign operations(a)	1.3	(0.4)	5.6
State and local income taxes after federal income tax effects	1.6	2.2	3.9
Other federal tax effects	(1.3)	(0.2)	(2.4)

Effective tax rate	36.6%	36.6%	42.1%

(a)
The deferred tax effect related to the enactment of a supplemental tax in the U.K. increased the effective tax rate 7.0 percent in 2002.

        Discontinued operations in 2003 primarily relates to our E&P operations in western Canada, which were sold in 2003 for a gain of $278 million, including a tax benefit of $8 million. Also, included in 2003 results is an $8 million adjustment to a tax liability due to United States Steel Corporation. Results for 2002 report the western Canadian operations as discontinued.

        Cumulative effect of changes in accounting principles of $4 million, net of a tax provision of $4 million, in 2003 represents the adoption of Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), in which we recognized in income the cumulative effect of recording the fair value of asset retirement obligations. The $13 million gain, net of a tax provision of $7 million, in 2002 represents the adoption of subsequently issued interpretations by the Financial Accounting Standards Board ("FASB") of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in which we must recognize in income the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom.

        Net income decreased by $60 million in 2004 from 2003 and increased by $805 million in 2003 from 2002, primarily due to the factors discussed above.

        Income from operations for each of the last three years is summarized in the following table:

(In millions)	2004	2003	2002

E&P
Domestic	$1,073	$1,155	$726
International	623	425	333

E&P segment income	1,696	1,580	1,059
RM&T	1,406	819	372
IG	48	(3)	23

Segment income	3,150	2,396	1,454
Items not allocated to segments:
Administrative expenses	(307)	(227)	(194)
Gain (loss) on U.K. long-term gas contracts(a)	(99)	(66)	18
Impairment of certain oil and gas properties(b)	(44)	–	–
Corporate insurance adjustment(c)	(32)	–	–
Inventory market valuation adjustments(d)	–	–	71
Gain (loss) on ownership change in MAP	2	(1)	12
Gain on asset dispositions(e)	–	106	24
Loss on dissolution of MKM Partners L.P.(f)	–	(124)	–
Contract settlement(g)	–	–	(15)

Total income from operations	$2,670	$2,084	$1,370

(a)
Amounts relate to long-term gas contracts in the United Kingdom that are accounted for as derivative instruments and recorded at fair value. See "Estimated Fair Value of Derivative Contracts" on page 31 for further discussion.
(b)
Amount includes $32 million related to unproved properties and $12 million related to producing properties primarily due to unsuccessful developmental drilling activity in Russia.
(c)
Insurance expense related to estimated future obligations to make certain insurance premium payments related to past loss experience.
(d)
The IMV reserve results when the recorded LIFO cost basis of inventories of liquid hydrocarbons and refined petroleum products exceeds net realizable value.
(e)
The net gain in 2003 represents a gain on the disposition of interest in CLAM and certain fields in the Big Horn Basin of Wyoming and SSA stores in Florida, North Carolina, South Carolina and Georgia. The 2002 amount represents gain on exchange of certain oil and gas properties with XTO Energy, Inc.
(f)
See Note 13 to the Consolidated Financial Statements for a discussion of the dissolution of MKM.
(g)
Represents a settlement arising from the cancellation of the Cajun Express rig contract on July 5, 2001.

Average Volumes and Selling Prices

	2004	2003	2002

OPERATING STATISTICS
Net Liquid Hydrocarbon Production (mbpd)(a)(b)
United States	81.2	106.5	116.0
Equity Investee (MKM)	–	4.4	8.5

Total United States	81.2	110.9	124.5
Europe	39.8	41.5	51.9
Other International	15.6	10.0	1.0
West Africa	32.5	27.1	25.3
Equity Investee (Chernogorskoye)	1.0	1.2	–

Total International(c)	88.9	79.8	78.2

Worldwide continuing operations	170.1	190.7	202.7
Discontinued operations	–	3.1	4.4

Worldwide	170.1	193.8	207.1
Net Natural Gas Production (mmcfd)(b)(d)
United States	631.2	731.6	744.8
Europe	291.8	285.9	303.5
West Africa	76.4	65.9	53.3
Equity Investee (CLAM)	–	12.4	24.8

Total International	368.2	364.2	381.6

Worldwide continuing operations	999.4	1,095.8	1,126.4
Discontinued operations	–	74.1	103.9

Worldwide	999.4	1,169.9	1,230.3
Total production (mboepd)	336.7	388.8	412.2

Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($per bbl)(a)
United States	$32.76	$26.92	$22.18
Equity Investee (MKM)	–	29.45	24.65
Total United States	32.76	27.02	22.35
Europe	37.16	28.50	24.40
Other International	22.65	18.33	26.98
West Africa	35.11	26.29	22.62
Equity Investee (Chernogorskoye)	21.10	13.72	–
Total International	33.68	26.24	23.85
Worldwide continuing operations	33.24	26.70	22.93
Discontinued operations	–	28.96	23.29
Worldwide	$33.24	$26.73	$22.94
Natural Gas ($per mcf)
United States	$4.89	$4.53	$2.87
Europe	4.13	3.35	2.67
West Africa	.25	.25	.24
Equity Investee (CLAM)	–	3.69	3.05
Total International	3.33	2.80	2.35
Worldwide continuing operations	4.31	3.95	2.70
Discontinued operations	–	5.43	3.30
Worldwide	$4.31	$4.05	$2.75

MAP:
Refined Products Sales Volumes (mbpd)(e)	1,400	1,357	1,318
Matching buy/sell volumes included in refined product sales volumes (mbpd)	71	64	71
Refining and Wholesale Marketing Margin(f)(g)	$0.0877	$0.0603	$0.0387

(a)
Includes crude oil, condensate and natural gas liquids.
(b)
Amounts represent production after royalties, excluding the U.K., Ireland and the Netherlands where amounts are before royalties.
(c)
Represents equity tanker liftings and direct deliveries.
(d)
Includes gas acquired for injection and subsequent resale of 19.3, 23.4 and 4.4 mmcfd in 2004, 2003 and 2002, respectively.
(e)
Total average daily volumes of all refined product sales to MAP's wholesale, branded and retail (SSA) customers.
(f)
Per gallon.
(g)
Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

        Domestic E&P income decreased by $82 million in 2004 from 2003 following an increase of $429 million in 2003 from 2002. The decrease in 2004 was due to lower liquid hydrocarbon and natural gas volumes primarily resulting from natural declines in field production rates, weather-related downtime in the Gulf of Mexico and the sale of the Yates field, partially offset by higher liquid hydrocarbon and natural gas prices. The increase in 2003 was primarily due to higher natural gas and liquid hydrocarbon prices, lower dry well expense and a $25 million favorable contract settlement, partially offset by lower liquid hydrocarbon and natural gas volumes and derivative losses. Derivative losses totaled $118 million in 2004, compared to losses of $91 million in 2003 and gains of $32 million in 2002.

        In late September 2004, certain production platforms in the Gulf of Mexico were evacuated due to hurricane activity resulting in shut-in of approximately 40 thousand barrels per day ("mbpd") of liquid hydrocarbon and 95 million cubic feet per day ("mmcfd") of natural gas production. Restoration of production began following the hurricanes and all facilities were back on line by October 1, 2004 with the exception of the Petronius platform which is expected to be back on line by the end of the second quarter 2005. At the time of shut-in, the Petronius field was producing approximately 23.4 thousand barrels of oil equivalent per day ("mboepd") net to Marathon. As a result of the damage to the Petronius platform, we recorded expense of $11 million representing repair costs incurred, partially offset by the net effects of the property damage insurance recoveries and the related retrospective insurance premiums. We also recorded income of $34 million for business interruption insurance recoveries.

        Our domestic average liquid hydrocarbons price excluding derivative activity was $32.76 per barrel ("bbl") in 2004, compared to $27.02 per bbl in 2003 and $22.35 per bbl in 2002. Average gas prices were $4.89 per thousand cubic feet ("mcf") excluding derivative activity in 2004, compared with $4.53 per mcf in 2003 and $2.87 per mcf in 2002.

        Domestic net liquid hydrocarbons production decreased 27 percent to 81 mbpd in 2004, as a result of natural declines mainly in the Gulf of Mexico, hurricane damage to the Petronius platform and the sale of Yates field in November 2003. Net natural gas production averaged 631 mmcfd, down 14 percent from 2003, as a result of hurricane damage to the Petronius platform and natural declines in the Permian Basin and the Gulf of Mexico.

        Domestic net liquid hydrocarbons production decreased 11 percent to 111 mbpd in 2003, as a result of natural declines mainly in the Gulf of Mexico and dispositions. Net natural gas production averaged 732 mmcfd, down 2 percent from 2002.

        International E&P income increased by $198 million in 2004 from 2003 and by $92 million in 2003 from 2002. The increase in 2004 was primarily due to higher liquid hydrocarbon and natural gas prices and volumes partially offset by higher derivative losses. The increase in 2003 was due to higher natural gas and liquid hydrocarbon prices and higher liquid hydrocarbon volumes partially offset by lower natural gas volumes and derivative losses. Derivative losses totaled $51 million in 2004, compared to losses of $19 million in 2003 and gains of $2 million in 2002.

        Our international average liquid hydrocarbons price excluding derivative activity was $33.68 per bbl in 2004, compared with $26.24 per bbl in 2003 and $23.85 per bbl in 2002. Average gas prices were $3.33 per mcf excluding derivative activity in 2004, compared with $2.80 per mcf in 2003 and $2.35 per mcf in 2002.

        International net liquid hydrocarbons production increased 11 percent to 89 mbpd in 2004 primarily due to increased production in Equatorial Guinea and a full year of production from Khanty Mansiysk Oil Corporation ("KMOC") which was acquired in 2003. Net natural gas production averaged 368 mmcfd, up 1 percent from 2003 due to increased production from the condensate expansion project in Equatorial Guinea, offset by the disposition in 2003 of our interest in CLAM.

        International net liquid hydrocarbons production increased 2 percent to 80 mbpd in 2003 primarily due to the acquisition of KMOC, partially offset by lower production in the U.K. Net natural gas production averaged 364 mmcfd, down 5 percent from 2002, primarily from lower production in Ireland and the disposition of our interest in CLAM. This decrease was partially offset by increased production in Equatorial Guinea.

        RM&T segment income increased by $587 million in 2004 from 2003 and by $447 million in 2003 from 2002. The 2004 increase primarily results from a higher refining and wholesale marketing margin, which averaged 8.8 cents per gallon versus 6.0 cents in 2003. Margins improved initially due to the market's concerns about refiners' ability to supply the new Tier II low sulfur gasolines which were required effective January 1, 2004 and, more recently, due to concerns about the adequacy of distillate supplies heading into winter. In addition, the widening of price differentials between sweet and sour crude positively affected the 2004 results. For the full year 2004 MAP averaged 939,000 barrels of crude oil throughput per day or 99 percent of average system capacity. The 2003 increase was primarily due to an improved refining and wholesale marketing margin, as well as a higher gasoline and distillate retail gross margin partially offset by higher administrative expenses. The refining and wholesale marketing margin in 2003 averaged 6.0 cents per gallon, versus 2002 level of 3.9 cents. The gasoline and distillate gross margin for its retail business was 12.3 cents per gallon in 2003, as compared to 10.1 cents per gallon in 2002. The higher administrative expenses were due primarily to higher employee related costs. Results for 2003 also included $34 million of gains from the sale of certain interests in refined product pipelines.

        Derivative losses, which are included in the refining and wholesale marketing margin, were $272 million in 2004 compared to $158 million in 2003 and $124 million in 2002. These derivative losses were generally incurred to mitigate the price risk of certain crude oil and other feedstock purchases, to protect carrying values of excess inventories and to protect crack spread values.

        Gains on the sale of SSA stores included in segment income were $17 million, $8 million and $37 million for 2004, 2003 and 2002.

        IG segment income increased by $51 million in 2004 from 2003, following a decrease of $26 million in 2003 from 2002. The increase in 2004 was primarily due to increased earnings from our investment in AMPCO and higher income from LNG operations, partially offset by costs associated with ongoing development of certain integrated gas projects and lower margins from gas marketing activities, including recognized changes in the fair value of derivatives used to support those activities. The AMPCO methanol plant in Equatorial Guinea operated at a 95 percent on-stream factor in 2004 and prices were strong, averaging nearly $227 per ton for the year. Additionally, the 2003 results included an impairment charge of $22 million on an equity method investment and a loss of $17 million on the termination of two tanker operating leases. The decrease in 2003 is due to the impairment charge of $22 million and the loss of $17 million on leases as discussed above and higher expenses related to the development of an integrated gas business, partially offset by higher AMPCO earnings.

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

Financial Condition

        Current assets increased $2.823 billion from year-end 2003, primarily due to an increase in cash and cash equivalents and receivables. The increase in cash and cash equivalents was mainly due to the issuance on March 31, 2004, of 34,500,000 shares of common stock resulting in net proceeds of $1.004 billion and the suspension of cash distributions to Ashland. The increase in receivables was mainly due to higher year-end commodity prices.

        Current liabilities increased $1.046 billion from year-end 2003, primarily due to an increase in accounts payable as a result of higher priced year-end crude oil purchases at MAP.

        Investments and long-term receivables increased $223 million from year-end 2003, primarily due to contributions to an equity investee to fund the LPG expansion project in Equatorial Guinea and restricted cash of $66 million at EGHoldings.

        Net property, plant and equipment increased $980 million from year-end 2003. Net property, plant and equipment for each of the last two years is summarized in the following table:

(In millions)	2004	2003

E&P
Domestic	$2,644	$2,636
International	3,530	3,351

Total E&P	6,174	5,987
RM&T	4,842	4,492
IG	621	153
Corporate	173	198

Total	$11,810	$10,830

        The increase in international E&P is due to the construction of the Alba field condensate expansion project in Equatorial Guinea. The increase in RM&T is primarily due to refinery upgrade projects to enable the production of low sulfur gasoline and diesel fuel and the Detroit, Michigan refinery expansion project, partially offset by sales of SSA stores. The increase in IG is primarily due to costs associated with the LNG project in Equatorial Guinea.

        Long-term debt at December 31, 2004 was $4.057 billion, a decrease of $28 million from year-end 2003. See "Liquidity and Capital Resources" on page 40, for further discussion.

        Asset retirement obligations increased $87 million from year-end 2003 primarily due to revisions of previous estimates caused by the impact of a weakening U.S. dollar on foreign asset retirement obligations, as well as drilling activity during 2004.

Cash Flows

        Net cash provided from operating activities (for continuing operations) totaled $3.730 billion in 2004, compared with $2.665 billion in 2003 and $2.331 billion in 2002. The increases mainly resulted from the effects of higher worldwide natural gas and liquid hydrocarbons prices and a higher refining and wholesale marketing margin.

        Net cash provided from operating activities (for discontinued operations) totaled $83 million in 2003, compared with $69 million in 2002 related to our E&P operations in western Canada sold in 2003.

        Capital expenditures for each of the last three years are summarized in the following table:

(In millions)	2004	2003	2002

E&P(a)
Domestic	$402	$344	$417
International	542	629	403

Total E&P	944	973	820
RM&T	784	772	621
IG	490	131	48
Corporate	19	16	31

Total	$2,237	$1,892	$1,520

(a)
Amounts exclude the acquisitions of KMOC in 2003 and the Equatorial Guinea interests in 2002.

        Capital expenditures in 2004 totaled $2.237 billion compared with $1.892 billion and $1.520 billion in 2003 and 2002, excluding the acquisitions of KMOC in 2003 and Equatorial Guinea interests in 2002. The $345 million increase in 2004 mainly resulted from increased spending in the IG segment associated with the LNG project in Equatorial Guinea. The $372 million increase in 2003 mainly resulted from increased spending in the RM&T segment at the Catlettsburg refinery and on the Cardinal Products Pipeline and in the E&P segment in West Africa and Norway. The increase in IG in 2003 was due to the purchase of a 30 percent interest in two LNG tankers which we previously leased and project development costs associated with the LNG project in Equatorial Guinea. The decrease in corporate capital expenditures in 2003 was primarily due to the implementation of SAP financial and operations software in prior years.

        Acquisitions included cash payments of $252 million in 2003 for the acquisition of KMOC and $1.160 billion in 2002 for the acquisition of the interests in Equatorial Guinea. For further discussion of acquisitions, see Note 5 to the Consolidated Financial Statements.

        Cash from disposal of assets was $76 million in 2004, compared with $1.256 billion including the disposal of discontinued operations, in 2003 and $146 million in 2002. In 2004, proceeds were primarily from the sale of certain SSA stores and various domestic producing properties. In 2003, proceeds were primarily from the disposition of our E&P properties in western Canada, the Yates field and gathering system, our interest in CLAM, various SSA stores, our interest in several pipeline companies and certain fields in the Big Horn Basin of Wyoming. In 2002, proceeds were primarily from the disposition of various SSA stores and the sale of our San Juan Basin assets.

        Net cash provided from financing activities totaled $527 million in 2004, compared with net cash used of $888 million in 2003 and net cash provided of $88 million in 2002. The increase in 2004 was due to $1.004 billion in net proceeds from the March 31, 2004, issuance of 34,500,000 shares of common stock as well as the suspension of distributions to the minority shareholder of MAP. This was partially offset by an increase in dividends paid to stockholders. The decrease in 2003 was due to activity in 2002 primarily associated with financing the acquisitions of Equatorial Guinea interests of $1.160 billion. This was partially offset by the $295 million repayment of preferred securities in 2002 that became redeemable or were converted to a right to receive cash upon the Separation. In early January 2002, we paid $185 million to retire the 6.75% Convertible Quarterly Income Preferred Securities and $110 million to retire the 6.50% Cumulative Convertible Preferred Stock.

Derivative Instruments

        See "Quantitative and Qualitative Disclosures About Market Risk" on page 50, for a discussion of derivative instruments and associated market risk.

Dividends to Stockholders

        On January 23, 2005, our Board of Directors declared a dividend of 28 cents per share on our common stock, payable March 10, 2005, to stockholders of record at the close of business on February 16, 2005.

Liquidity and Capital Resources

        Our main sources of liquidity and capital resources are internally generated cash flow from operations, committed and uncommitted credit facilities, and access to both the debt and equity capital markets. Our ability to access the debt capital market is supported by our investment grade credit ratings. Because of the liquidity and capital resource alternatives available to us, including internally generated cash flow, we believe that our short-term and long-term liquidity is adequate to fund operations, including our capital spending program, repayment of debt maturities for the years 2005, 2006 and 2007, and any amounts that may ultimately be paid in connection with contingencies.

        Our senior unsecured debt is currently rated investment grade by Standard and Poor's Corporation, Moody's Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively. Our investment-grade credit ratings were affirmed by these agencies following the announcement of the proposed acquisition of Ashland's 38 percent ownership interest in MAP.

        We have a committed $1.5 billion five-year revolving credit facility that terminates in May 2009. At December 31, 2004, there were no borrowings against this facility. At December 31, 2004, we had no commercial paper outstanding under the U.S. commercial paper program that is backed by the five-year revolving credit facility. Additionally, we have other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn at December 31, 2004.

        MAP has a committed $500 million five-year revolving credit facility with third-party financial institutions that terminates in May 2009. MAP also has a $190 million revolving credit agreement with Ashland that expires in March 2005. At December 31, 2004, there were no borrowings against these facilities. Pursuant to the terms of our agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland (see Note 29 to the Consolidated Financial Statements), MAP's use of its credit agreement with Ashland was restricted after September 30, 2004 and we anticipate the credit agreement will be terminated if the transaction is completed.

        The Marathon and MAP revolving credit facilities each require a representation at an initial borrowing that there has been no change in the respective borrower's consolidated financial position or operations, considered as a whole, that would materially and adversely affect such borrower's ability to perform its obligations under its revolving credit facility.

        On March 31, 2004, we completed the sale of 34,500,000 shares of common stock at the offering price of $30 per share from the $2.7 billion universal shelf registration statement filed with the Securities and Exchange Commission in 2002. We recorded net proceeds of $1.004 billion related to this issuance. As of December 31, 2004 there was $1.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities and/or other securities, including securities convertible into or exchangeable for other equity or debt securities available to be issued under this shelf registration statement.

        Cash and cash equivalents totaled $3.369 billion at December 31, 2004, as compared to $1.396 billion at December 31, 2003. We expect to utilize a substantial portion of this cash to repay debt assumed in connection with the proposed acquisition of Ashland's interest in MAP and related businesses, to retire other outstanding long-term debt or for other general corporate purposes.

        Cash distributions from MAP have been suspended pending consummation of the agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland. If the proposed transaction closes, Ashland would receive additional proceeds equal to 38 percent of MAP's distributable cash at the time of closing. If the transaction does not close, Ashland would receive its share of these funds as part of MAP's normal distributions. Ashland's share on December 31, 2004 was $574 million.

        Our cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 8 percent at December 31, 2004, compared to 33 percent at year-end 2003 as shown below. This includes approximately $594 million of debt that is serviced by United States Steel Corporation ("United States Steel") and the above suspended distributions to Ashland. We continually monitor our spending levels, market conditions and related interest rates to maintain what we perceive to be reasonable debt levels.

(Dollars in millions)	December 31 2004	December 31 2003

Long-term debt due within one year	$16	$272
Long-term debt	4,057	4,085

Total debt	$4,073	$4,357
Cash (includes $574 million in suspended distributions to Ashland for 2004)	$3,369	$1,396
Equity	$8,111	$6,075

Calculation
Total debt	$4,073	$4,357
Minus cash	3,369	1,396

Total debt minus cash	704	2,961

Total debt	4,073	4,357
Plus equity	8,111	6,075
Minus cash	3,369	1,396

Total debt plus equity minus cash	$8,815	$9,036

Cash-adjusted debt-to-capital ratio	8%	33%

        The table below provides aggregated information on our obligations to make future payments under existing contracts as of December 31, 2004:

Summary of Contractual Cash Obligations

(Dollars in millions)	Total	2005	2006- 2007	2008- 2009	Later Years

Short and long-term debt (excludes interest)(a)(b)	$3,925	$7	$752	$402	$2,764
Sale-leaseback financing (includes imputed interest)(a)	96	11	30	22	33
Capital lease obligations(a)	137	9	30	30	68
Operating lease obligations(a)	363	83	118	58	104
Operating lease obligations under sublease(a)	54	12	15	11	16
Purchase obligations:
Crude, refinery feedstock and refined products contracts(c)	11,482	10,094	1,388	–	–
Transportation and related contracts	852	142	207	106	397
Contracts to acquire property, plant and equipment	1,094	906	186	2	–
LNG facility operating costs(d)	217	13	27	27	150
Service and materials contracts(e)	156	78	40	20	18
Unconditional purchase obligations(f)	67	5	11	11	40
Commitments for oil and gas exploration (non-capital)(g)	23	23	–	–	–

Total purchase obligations	13,891	11,261	1,859	166	605
Other long-term liabilities reported in the Consolidated Balance Sheet:
Accrued LNG facility operating costs(d)	22	3	5	5	9
Employee benefit obligations(h)	1,609	204	195	323	887

Total other long-term liabilities	1,631	207	200	328	896

Total contractual cash obligations(i)	$20,097	$11,590	$3,004	$1,017	$4,486

(a)
Upon the Separation, United States Steel assumed certain debt and lease obligations. Such amounts have been included in the above table because Marathon remains primarily liable.
(b)
We anticipate cash payments for interest of $251 million for 2005, $453 million for 2006-2007, $383 million for 2008-2009 and $1.596 billion for the remaining years for a total of $2.683 billion.
(c)
The majority of 2005's contractual obligations to purchase crude oil, refinery feedstock and refined products relate to contracts to be satisfied within the first 180 days of the year.
(d)
We have acquired the right to deliver to the Elba Island LNG re-gasification terminal 58 bcf of natural gas per year. The agreement's primary term ends in 2021. Pursuant to this agreement, we are also committed to pay for a portion of the operating costs of the LNG re-gasification terminal.

(e)
Services and materials contracts include contracts to purchase services such as utilities, supplies and various other maintenance and operating services.
(f)
We are a party to a long-term transportation services agreement with Alliance Pipeline. This agreement is used by Alliance Pipeline to secure its financing. This arrangement represents an indirect guarantee of indebtedness. Therefore, this amount has also been disclosed as a guarantee. See Note 28 to the Consolidated Financial Statements for a complete discussion of our guarantee.
(g)
Commitments for oil and gas exploration (non-capital) include estimated costs related to contractually obligated exploratory work programs that are expensed immediately, such as geological and geophysical costs.
(h)
We have employee benefit obligations consisting of pensions and other postretirement benefits including medical and life insurance. We have estimated projected funding requirements through 2014.
(i)
Includes $694 million of contractual cash obligations that have been assumed by United States Steel. For additional information, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Obligations Associated with the Separation of United States Steel – Summary of Contractual Cash Obligations Assumed by United States Steel" on page 43.

        Contractual cash obligations for which the ultimate settlement amounts are not fixed and determinable have been excluded from the above table. These include derivative contracts that are sensitive to future changes in commodity prices and other factors.

        Our opinions concerning liquidity and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under generally accepted accounting principles. Although off-balance sheet arrangements serve a variety of our business purposes, we are not dependent on these arrangements to maintain our liquidity and capital resources; and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.

        We have provided various forms of guarantees to unconsolidated affiliates, United States Steel and certain lease contracts. These arrangements are described in Note 28 to the Consolidated Financial Statements.

        We are a party to agreements that would require us to purchase, under certain circumstances, the interests in MAP and in Pilot Travel Centers LLC ("PTC") not currently owned. These put/call agreements are described in Note 28 to the Consolidated Financial Statements.

        We are party to an agreement that would require us to sell, under certain circumstances, a 13 percent interest in EGHoldings to GEPetrol at historical cost plus an additional specified rate of return for a period of one year from the date of project sanction. This agreement is described in Note 28 to the Consolidated Financial Statements.

Nonrecourse Indebtedness of Investees

        Certain of our equity investees have incurred indebtedness that we do not support through guarantees or otherwise. If we were obligated to share in this debt on a pro rata ownership basis, our share would have been approximately $299 million as of December 31, 2004. Of this amount, $170 million relates to PTC. If any of these equity investees default, we have no obligation to support the debt. Our partner in PTC has guaranteed $157 million of the total PTC debt.

Obligations Associated with the Separation of United States Steel

        On December 31, 2001, we disposed of our steel business through a tax-free distribution of the common stock of our wholly owned subsidiary, United States Steel, to holders of its USX – U. S. Steel Group class of common stock ("Steel Stock") in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the "Separation").

        We remain obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. United States Steel's obligations to Marathon are general unsecured obligations that rank equal to United States Steel's accounts payable and other general unsecured obligations. If United States Steel fails to satisfy these obligations, we would become responsible for repayment. Under the Financial Matters Agreement, United States Steel has all of the existing contractual rights under the leases assumed from Marathon, including all rights related to purchase options, prepayments or the grant or release of security interests. However, United States Steel has no right to increase amounts due under or lengthen the term of any of the assumed leases, other than extensions set forth in the terms of the assumed leases.

        As of December 31, 2004, we have identified the following obligations totaling $671 million that have been assumed by United States Steel:

  •
  $472 million of industrial revenue bonds related to environmental improvement projects for current and former United States Steel facilities, with maturities ranging from 2009 through 2033. Accrued interest payable on these bonds was $8 million at December 31, 2004.

  •
  $71 million of sale-leaseback financing under a lease for equipment at United States Steel's Fairfield Works, with a term extending to 2012, subject to extensions. There was no accrued interest payable on this financing at December 31, 2004.

  •
  $51 million of obligations under a lease for equipment at United States Steel's Clairton cokemaking facility, with a term extending to 2012. There was no accrued interest payable on this financing at December 31, 2004.

  •
  $55 million of operating lease obligations, of which $42 million was in turn assumed by purchasers of major equipment used in plants and operations divested by United States Steel.

  •
  A guarantee of United States Steel's $14 million contingent obligation to repay certain distributions from its 50 percent owned joint venture PRO-TEC Coating Company.

  •
  A guarantee of all obligations of United States Steel as general partner of Clairton 1314B Partnership, L.P. to the limited partners. United States Steel has reported that it currently has no unpaid outstanding obligations to the limited partners. For further discussion of the Clairton 1314B guarantee, see Note 3 to the Consolidated Financial Statements.

        Of the total $671 million, obligations of $602 million and corresponding receivables from United States Steel were recorded on our consolidated balance sheet (current portion – $15 million; long-term portion – $587 million). The remaining $69 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

        The table below provides aggregated information on the portion of our obligations to make future payments under existing contracts that have been assumed by United States Steel as of December 31, 2004:

Summary of Contractual Cash Obligations Assumed by United States Steel

(Dollars in millions)	Total	2005	2006- 2007	2008- 2009	Later Years

Contractual obligations assumed by United States Steel
Long-term debt(a)	$472	$–	$–	$–	$472
Sale-leaseback financing (includes imputed interest)	96	11	30	22	33
Capital lease obligations	71	4	19	19	29
Operating lease obligations	13	5	8	–	–
Operating lease obligations under sublease	42	5	10	11	16

Total contractual obligations assumed by United States Steel	$694	$25	$67	$52	$550

(a)
We anticipate cash payments for interest of $27 million for 2005, $53 million for 2006-2007, $53 million for 2008-2009 and $53 million for the later years to be assumed by United States Steel.

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

The agreement includes indemnification provisions to address the possibility that the taxing authorities may seek to collect a tax liability from one party where the tax sharing agreement allocates that liability to the other party. In 2003, in accordance with the terms of the tax sharing agreement, we paid $16 million to United States Steel in connection with the settlement with the Internal Revenue Service of the consolidated federal income tax returns of USX Corporation for the years 1992 through 1994.

        United States Steel reported in its Form 10-K for the year ended December 31, 2004, that it has significant restrictive covenants related to its indebtedness including cross-default and cross-acceleration clauses on selected debt that could have an adverse effect on its financial position and liquidity. However, United States Steel management believes that its liquidity will be adequate to satisfy its obligations for the foreseeable future. During periods of weakness in the manufacturing sector of the U.S. economy, United States Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sale of non-strategic assets and other cash conservation measures.

Transactions with Related Parties

        We own a combined 63 percent working interest in the Alba field. We own a net 52 percent interest in an onshore LPG processing plant through an equity method investee, Alba Plant LLC. Additionally, we own a 45 percent interest in an onshore methanol production plant through AMPCO, an equity method investee. We sell our marketed natural gas from the Alba field to Alba Plant LLC and AMPCO. AMPCO uses the natural gas to manufacture methanol and sells the methanol through another equity method investee, AMPCO Marketing LLC.

        MAP's related party sales to its 50 percent equity method investee, PTC, consists primarily of refined petroleum products which accounted for approximately 2 percent of its total sales revenue for 2004 and 2003. PTC is the largest travel center network in the United States and operates approximately 250 travel centers nationwide. MAP also sells refined petroleum products consisting mainly of petrochemicals, base lube oils, and asphalt to Ashland which owns a 38 percent interest in MAP. MAP's sales to Ashland accounted for approximately 1 percent of its total sales revenue for 2004 and 2003. We believe that these transactions were conducted under terms comparable to those with unrelated parties.

        In 2004, Marathon and GEPetrol announced that all of the necessary agreements had been finalized for a LNG plant, including the formation of the jointly-owned holding company EGHoldings. Marathon holds a 75 percent economic interest and GEPetrol holds a 25 percent economic interest in EGHoldings. As of December 31, 2004, total expenditures of $551 million, including $524 million of capital expenditures, related to the LNG project have been incurred. Cash held in escrow of $66 million to fund future contributions from GEPetrol is classified as restricted cash and is included in investments and long-term receivables. Payables to related parties include $23 million payable to GEPetrol.

Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies

        We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. If these expenditures, as with all costs, are not ultimately recovered in the prices of our products and services, operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether it is also engaged in the petrochemical business or the marine transportation of crude oil and refined products.

        Our environmental expenditures for each of the last three years were(a):

(In millions)	2004	2003	2002

Capital	$433	$331	$128
Compliance
Operating & maintenance	215	243	205
Remediation(b)	32	44	45

Total	$680	$618	$378

(a)
Amounts are determined based on American Petroleum Institute survey guidelines and include 100 percent of MAP.
(b)
These amounts include spending charged against remediation reserves, where permissible, but exclude noncash provisions recorded for environmental remediation.

        Our environmental capital expenditures accounted for 19 percent of total capital expenditures in 2004, 17 percent in 2003, and eight percent in 2002.

        We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

        We have been notified that we are a potentially responsible party ("PRP") at six waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 2004. In addition, there is one site where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is presently unavailable to confirm the existence of liability. At many of these sites, we are one of a number of parties involved and the total cost of remediation, as well as our share thereof, is frequently dependent on the outcome of investigations and remedial studies.

        There are also 131 additional sites, excluding retail marketing outlets, related to Marathon where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 14 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

        New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We comply with all legal requirements regarding the environment, but since not all of them are fixed or presently determinable (even under existing legislation) and may be affected by future legislation or regulations, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed.

        Our environmental capital expenditures are expected to be approximately $438 million or 15 percent of capital expenditures in 2005. Predictions beyond 2005 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based on currently identified projects, we anticipate that environmental capital expenditures will be approximately $200 million in 2006; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

        New Tier II gasoline and on-road diesel fuel rules require substantially reduced sulfur levels for gasoline and diesel starting in 2004 and 2006, respectively. The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million over the period between 2002 and 2006 and includes costs that could be incurred as part of other refinery upgrade projects. This is a forward-looking statement. Costs incurred through December 31, 2004, were approximately $520 million. Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include completion of project detailed engineering, construction and start-up activities.

        MAP has had a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois Attorney General's Office since 2002 concerning MAP's self-reporting of possible emission exceedences and permitting issues related to storage tanks at its Robinson, Illinois refinery. MAP has had periodic discussions with Illinois officials regarding this matter and more discussions may occur in 2005.

        During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act ("CAA") and other violations with the U. S. Environmental Protection Agency covering all of MAP's refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP's refineries over approximately an eight-year period. The total one-time expenditures for these environmental projects is approximately $370 million over the eight-year period, with about $240 million incurred through December 31, 2004. The impact of the settlement on ongoing operating expenses is expected to be immaterial. In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million. We believe this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

Other Contingencies

        We are a defendant along with many other refining companies in over forty cases in eleven states alleging methyl tertiary-butyl ether ("MTBE") contamination in groundwater. The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater. Several of these lawsuits allege contamination that is outside of our marketing area. A few of the cases seek approval as class actions. Many of the cases seek punitive damages or treble damages under a variety of statutes and theories. We stopped producing MTBE at our refineries in October 2002. The potential impact of these recent cases and future potential similar cases is uncertain. We will defend these cases vigorously.

        We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to us. However, we believe that we will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

SEC Inquiry Relating to Equatorial Guinea

        By letter dated July 15, 2004, the United States Securities and Exchange Commission ("SEC") notified Marathon that it was conducting an inquiry into payments made to the government of Equatorial Guinea, or to officials and persons affiliated with officials of the government of Equatorial Guinea. This inquiry follows an investigation and public hearing conducted by the United States Senate Permanent Subcommittee on Investigations, which reviewed the transactions of various foreign governments, including that of Equatorial Guinea, with Riggs Bank. The investigation and hearing also reviewed the operations of U.S. oil companies, including Marathon, in Equatorial Guinea. There was no finding in the Subcommittee's report that Marathon violated the U.S. Foreign Corrupt Practices Act or any other applicable laws or regulations. The investigation is ongoing and Marathon is cooperating fully with the SEC inquiry.

Outlook

Capital, Investment and Exploration Budget

        We approved a capital, investment and exploration budget of $2.98 billion for 2005. The primary focus of the 2005 budget is to find additional oil and gas reserves, develop existing fields, strengthen RM&T assets and continue implementation of the integrated gas strategy. The budget includes worldwide production capital spending of $1.219 billion primarily in U.S, Norway, Russia, Equatorial Guinea, Ireland, and the U.K. The worldwide exploration budget of $364 million includes plans to drill 15 significant exploration wells in the Gulf of Mexico, Angola, Norway and other areas. Other activities will focus on projects primarily in the United States. The budget includes $804 million for RM&T projects, primarily for refinery expansion and upgrading projects, as well as investments necessary to meet required low sulfur (Tier II) gasoline and ultra-low sulfur diesel fuel specifications. The integrated gas budget of $481 million is primarily for the ongoing construction of the LNG plant in Equatorial Guinea. The remaining $111 million balance is designated for corporate activities and capitalized interest.

Exploration and Production

        Our six discoveries in 2004 result from our balanced exploration strategy which places greater emphasis on near-term production and lower risk opportunities, while retaining an appropriate exposure to longer-term options. Major exploration activities, which are currently underway or under evaluation, include those in:

  •
  Equatorial Guinea, where we are evaluating development scenarios for the Deep Luba and Gardenia discoveries on the Alba Block, one of which includes production through the Alba field infrastructure and the future LNG facility under construction on Bioko Island. We own a 63 percent interest in the Alba Block and serve as operator. We plan to drill one additional exploration well in 2005 in Equatorial Guinea.

  •
  Norway, where Hamsun well results are being analyzed and development scenarios are being examined including a possible tie-back to the Alvheim development. We own a 65 percent interest in Hamsun and serve as operator. In addition, we acquired four new Norwegian exploration licenses (three operated) in the December 2004 APA License Round. We now own interests in sixteen licenses in the Norwegian sector of the North Sea and plan to drill two to three exploration wells during 2005.

  •
  Offshore Angola, where development options for the northeast development area of Block 31, which includes the Plutao, Saturno, Marte and Venus discoveries, are currently being evaluated. Also on Block 31, the Palas well in the southern portion was recently announced as a discovery and the Ceres well in the central portion has reached total depth and results will be announced when government approval is received. We own a 10 percent interest in Block 31. On Angola Block 32, in which we own a 30 percent interest, additional drilling will be required to determine commerciality of the Cola prospect and the results of the Gengibre well will be announced following government approval. We plan to participate in six exploration wells offshore Angola during 2005.

  •
  Gulf of Mexico, where development options for the Neptune unit are being assessed and front end engineering and design is anticipated to result in project sanction in 2005. We own a 30 percent interest in the Neptune unit. We plan to participate in three to four wells in the Gulf of Mexico during 2005.

        During 2004, we continued to make progress in advancing key development projects that will help serve as the basis for our production growth profile in the coming years. Major development and production activities currently underway or under evaluation include those in:

  •
  Norway, where our approved Alvheim PDO will consist of a floating production, storage and offloading ("FPSO") vessel with subsea infrastructure for five drill centers and associated flow lines. Tendering for all major construction contracts was completed in early 2005, including contracts for FPSO topsides construction and hull modifications. The approved Alvheim PDO includes the Kneler, Boa and Kameleon fields in which we own a 65 percent interest and serve as operator. A PDO for the nearby Vilje discovery, in which we own a 47 percent interest, was submitted by the operator, to the Norwegian Government in December 2004 and approval is expected in 2005. The combined Alvheim/Vilje developments are expected to ramp up production to more than 50,000 boepd during 2007.

  •
  Equatorial Guinea, where we continued our expansion programs with the completion and continued ramp-up of production from the condensate expansion project. As of year-end 2004, gross condensate production averaged approximately 45,800 bpd. At full capacity, the condensate expansion will increase total liquids production to approximately 57,000 gross bpd (32,000 bpd net to Marathon). Our LPG expansion project is on schedule for start-up during the second quarter of 2005. The project is mechanically complete and commissioning is in progress. When the LPG expansion is completed, gross liquids production will increase to approximately 79,000 bpd (44,500 bpd net) during the second half of 2005.

  •
  Ireland, where the An Bord Pleanála announced that it has upheld the Mayo County Council's decision to grant planning permission for the proposed natural gas terminal at Bellanaboy Bridge, County Mayo, which is to be built to bring gas from the Corrib field ashore. This decision represents a major step forward for the Corrib gas project, in which we own an 18.5 percent interest. Construction began in December and first gas production is targeted for 2007.

  •
  Russia, where we expect to drill approximately 70 wells in 2005.

  •
  Wyoming's Powder River Basin, where we plan to drill approximately 500 coal bed natural gas wells in 2005.

  •
  Libya, where we continue to work with our partners, including the Libyan Government, to finalize the terms of the group's reentry agreement following the lifting of U.S. sanctions in early 2004. The parties continue to make progress toward a final agreement and we are optimistic that it will be finalized in the near future. We own a 16.33 percent interest in the approximately 13 million acre Waha Concession.

        The above discussion includes forward-looking statements with respect to the timing and levels of our worldwide liquid hydrocarbon and natural gas production, future exploration and drilling activity, the Alvheim/Vilje developments, the LPG expansion project and the Corrib gas project. Some factors that could potentially affect worldwide liquid hydrocarbon and natural gas and condensate production, the exploration and drilling activities and the Alvheim development include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions/dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, and other geological, operating and economic considerations. In addition to the foregoing factors, the plan for development and operation of the Vilje Field may be affected by delays in obtaining Norwegian regulatory approval. Some factors that could affect the LPG expansion project and the Corrib gas project include unforeseen problems arising from construction and unforeseen hazards such as weather conditions. The forward-looking information related to production is based on certain assumptions, including, among others, presently known physical data concerning size and character of reservoirs, economic recoverability, technology development, future drilling success, production experience, industry economic conditions, levels of cash flow from operations and operating conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Refining, Marketing and Transportation

        Throughout 2004, MAP remained focused on its strategy of leveraging refining and marketing investments in core markets, as well as expanding and enhancing its asset base while controlling costs. The record refinery throughput performance was achieved even though the company had undertaken a significant number of planned turnarounds during the first quarter of 2004 at the Garyville, Louisiana; Catlettsburg, Kentucky; and Canton, Ohio, refineries. Assuming refining margins remain strong in 2005, we expect MAP's 2005 average crude oil throughput to exceed that achieved in 2004.

        The Detroit refinery expansion project remains on schedule for completion in late 2005. This project will increase the refinery's crude processing capacity from 74,000 bpd to 100,000 bpd as well as enable the refinery to produce new clean fuels and further control regulated air emissions. Marathon is loaning MAP the funds necessary for these upgrade and expansion projects.

        On March 18, 2004, we entered into an agreement with Ashland Inc. to acquire its 38 percent interest in MAP, along with a portion of its Valvoline Instant Oil Change business and its maleic anhydride business. The proposed transaction is subject to a number of conditions, including favorable private letter rulings from the Internal Revenue Service ("IRS"), opinions of outside tax counsel, Ashland shareholder approval, Ashland public debt holder consents, and updated Ashland solvency opinions. With respect to the tax treatment of the transaction, Marathon and Ashland are discussing with the IRS possible modifications of the transaction that would allow a tax efficient transfer of the MAP interest. Any such modifications would require Marathon and Ashland to amend the Master Agreement executed by the parties on March 18, 2004. However, there can be no assurance that an agreement on a modified transaction will be reached. If an agreement is reached on a modified transaction, it is likely the transaction would close in the second quarter of 2005. For additional information, see Note 29 to the Consolidated Financial Statements.

        The above discussion includes forward-looking statements with respect to projections of crude oil throughput, the Detroit refinery expansion project, the proposed acquisition of Ashland's 38 percent interest in MAP and other related businesses and the anticipated effects of private letter rulings from the IRS with respect to the tax treatment of the MAP transaction. Some factors that could affect crude oil throughput include planned and unplanned refinery maintenance projects, the level of refining margins, and other operating considerations. The Detroit refinery expansion project may be affected by the availability of materials and labor, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects. Some factors that could affect the completion of the acquisition of Ashland's 38 percent interest in MAP and other related businesses include modifications to the transaction, an adverse ruling from the IRS regarding certain tax basis issues, opinions of outside tax counsel, Ashland shareholder approval, Ashland public debt holder consents and updated Ashland solvency opinions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Integrated Gas

        We continued to progress our integrated gas strategy throughout the year. This strategy is designed to complement our exploration and production operations focusing on accessing low cost stranded natural gas resources and adding value by applying technology and commercial skills to connect those resources to the major consuming markets.

        Construction of the Equatorial Guinea LNG project is on schedule for shipment of first cargoes of LNG in late 2007. This project is expected to be one of the lowest cost LNG operations in the Atlantic basin with an all-in LNG operating, capital and feedstock cost of approximately $1 per million British thermal units ("mmbtu") at the loading flange of the LNG plant. Efforts are underway to acquire additional gas supply and expand the utilization of this LNG facility above and beyond the contract to supply 3.4 million metric tons per year to BG Gas Marketing Ltd. for 17 years. We also are seeking additional natural gas supplies in the area to expand the capacity and life of this plant and that could lead to the development of a second LNG train.

        Under the five year BP supply agreement, we will begin taking delivery of LNG at the Elba Island, Georgia, LNG regasification terminal during the second half of 2005. At the Elba Island terminal, we hold rights to deliver and sell up to 58 bcf of natural gas per year through 2021, with an option to extend for five years. This supply agreement with BP enables us to fully utilize our capacity rights at Elba Island during the period of this agreement, while affording us the flexibility to access this capacity to commercialize other stranded gas resources beyond the term of the BP contract. We continue to actively seek LNG cargoes before the start of deliveries from BP.

        In 2005, we plan to continue exploring and investing in gas technology research, including GTL technology, which was successfully applied in the Catoosa GTL demonstration plant in 2004. In addition to GTL, we are researching and developing expertise in methanol to power, gas to gasoline and compressed natural gas technologies.

        The above discussion contains forward-looking statements with respect to the estimated construction of a LNG project. Factors that could affect the proposed LNG project and related facilities include unforeseen problems arising from construction, inability or delay in obtaining necessary government and third-party approvals, unanticipated changes in market demand or supply, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Corporate Matters

        In 2004, as part of ongoing business transformation programs, we implemented two outsourcing agreements to achieve further business process improvements and cost reductions. It is anticipated that these programs will result in total pretax charges of approximately $70 million. Of these charges, $24 million was recorded in 2003 and $43 million was recorded in 2004, including net settlement and curtailment gains of $10 million in 2003 and losses of $20 million in 2004, on employee benefit plans. Projected savings from the business transformation programs are expected to benefit all business segments.

Accounting Standards Not Yet Adopted

        During December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R") as a revision of Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation". This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. In addition, liability awards will be remeasured each reporting period. In 2003, Marathon adopted the fair value method for grants made, modified or settled on or after January 1, 2003. Accordingly, management does not expect the adoption of SFAS No. 123R to have a material affect on results of operations, financial position or cash flows. This statement is effective for Marathon on July 1, 2005. Marathon has not yet determined whether to adopt this standard earlier than the effective date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management Opinion Concerning Derivative Instruments

        Management has authorized the use of futures, forwards, swaps and options to manage exposure to market fluctuations in commodity prices, interest rates, and foreign currency exchange rates.

        We use commodity-based derivatives to manage price risk related to the purchase, production or sale of crude oil, natural gas, and refined products. To a lesser extent, we are exposed to the risk of price fluctuations on natural gas liquids and on petroleum feedstocks used as raw materials.

        Our strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. We will use a variety of derivative instruments, including option combinations, as part of the overall risk management program to manage commodity price risk in our different businesses. As market conditions change, we evaluate our risk management program and could enter into strategies that assume market risk whereby cash settlement of commodity-based derivatives will be based on market prices.

        Our E&P segment primarily uses commodity derivative instruments selectively to protect against price decreases on portions of our future production when deemed advantageous to do so. We also use financial derivative instruments to manage foreign currency exchange rate exposure on foreign currency denominated capital investment expenditures, operating expenses and foreign tax payments.

        Our RM&T segment uses commodity derivative instruments:

  •
  to mitigate the price risk between the time foreign and domestic crude oil and other feedstock purchases for refinery supply are priced and when they are actually refined into salable petroleum products,

  •
  to manage the price risk associated with anticipated natural gas purchases for refinery use,

  •
  to protect the value of excess refined product, crude oil and LPG inventories,

  •
  to lock in margins associated with future fixed price sales of refined products to non-retail customers,

  •
  to protect against decreases in future crack spreads,

  •
  to mitigate price risk associated with freight on crude, feedstocks, and refined product deliveries, and

  •
  to take advantage of trading opportunities identified in the commodity markets.

        Our IG segment is exposed to market risk associated with the purchase and subsequent resale of natural gas. We use commodity derivative instruments to mitigate the price risk on purchased volumes and anticipated sales volumes.

        We use financial derivative instruments to manage interest rate and foreign currency exchange rate exposures. As we enter into these derivatives, assessments are made as to the qualification of each transaction for hedge accounting.

        We believe that use of derivative instruments along with risk assessment procedures and internal controls does not expose us to material risk. However, the use of derivative instruments could materially affect our results of operations in particular quarterly or annual periods. We believe that use of these instruments will not have a material adverse effect on financial position or liquidity.

Commodity Price Risk

        Sensitivity analyses of the incremental effects on income from operations ("IFO") of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative commodity instruments as of December 31, 2004 and December 31, 2003, are provided in the following table:(a)

(In millions)

Derivative Commodity Instruments(b)(c)	10%		25%		10%		25%

Crude oil(d)	$1.3	(e)	$–		$28.3	(e)	$87.9	(e)
Natural gas(e)	36.3	(e)	90.7	(e)	29.1	(e)	73.5	(e)
Refined products(e)	2.6	(f)	7.4	(f)	3.6	(e)	9.1	(e)

(a)
We remain at risk for future changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reported in the sensitivity analyses. Amounts assume hypothetical 10 percent and 25 percent changes in closing commodity prices, excluding basis swaps, for each open contract position at December 31, 2004 and 2003. We evaluate our portfolio of derivative commodity instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. We are also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is reviewed continuously and master netting agreements are used when practical. Changes to the portfolio after December 31, 2004, would cause future IFO effects to differ from those presented in the table.
(b)
Net open contracts for the combined E&P and IG segments varied throughout 2004, from a low of 1 contract at December 15 to a high of 39,683 contracts at January 1, and averaged 19,344 for the year. The number of net open contracts for the RM&T segment varied throughout 2004, from a low of 253 contracts at July 7 to a high of 23,138 contracts at October 13, and averaged 11,437 for the year. The derivative commodity instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.
(c)
The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
(d)
The direction of the price change used in calculating the sensitivity amount for each commodity is based on the largest incremental decrease in IFO when applied to the derivative commodity instruments used to hedge that commodity.
(e)
Price increase.
(f)
Price decrease.

E&P Segment

        Derivative losses included in the E&P segment were $169 million in 2004 compared to losses of $110 million in 2003 and gains of $34 million in 2002. Additionally, losses from discontinued cash flow hedges of $3 million are included in 2004 segment results, compared to losses of $8 million in 2003 and gains of $23 million in 2002. The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive income (loss) as it was no longer probable that the original forecasted transactions would occur.

        Excluded from the E&P segment results were losses of $99 million in 2004, losses of $66 million in 2003 and gains of $18 million in 2002 on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments. For additional information on U.K. gas contracts, see "Estimated Fair Value of Derivative Contracts" on page 31.

        At December 31, 2004, we had no open equity production derivative contracts. We evaluate the commodity price risk of our equity production on an ongoing basis and may enter into commodity derivative instruments when it is deemed advantageous.

RM&T Segment

        We do not attempt to qualify commodity derivative instruments used in our RM&T operations for hedge accounting. As a result, we recognize all changes in the fair value of derivatives used in our RM&T operations in income, although most of these derivatives have an underlying physical commodity transaction. Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transactions. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transactions. Derivative gains or losses included in RM&T segment income for each of the last three years are summarized in the following table:

Strategy (In Millions)	2004	2003	2002

Mitigate price risk	$(106)	$(112)	$(95)
Protect carrying values of excess inventories	(98)	(57)	(41)
Protect margin on fixed price sales	8	5	11
Protect crack spread values	(76)	6	1
Trading activities	8	(4)	–

Total net derivative losses	$(264)	$(162)	$(124)

        During 2004, using derivative instruments MAP sold crack spreads forward through the fourth quarter 2005 at values higher than the company thought sustainable in the actual months these contracts expire. Included in the $76 million derivative loss for 2004 noted in the above table for the "Protect crack spread values" strategy was approximately an $8 million gain due to changes in the fair value of crack-spread derivatives that will expire throughout 2005.

        In addition, natural gas options are in place to manage the price risk associated with approximately 41 percent of the first quarter 2005 anticipated natural gas purchases for refinery use.

IG Segment

        We have used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, we will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in our ongoing purchase for resale activity; and to hedge purchased gas injected into storage for subsequent resale. Derivative gains included in IG segment income were $17 million in 2004, compared to gains of $19 million in 2003 and losses of $8 million in 2002. Trading activity in the IG segment resulted in losses of $2 million in 2004, compared to losses of $7 million in 2003 and gains of $4 million in 2002 and have been included in the aforementioned amounts.

Other Commodity Risk

        We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, New York Mercantile Exchange ("NYMEX") contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be produced and sold in the western United States at prices that do not move in strict correlation with NYMEX prices. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to a portion of basis risk.

        We are impacted by liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

Interest Rate Risk

        We are impacted by interest rate fluctuations which affect the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates is provided in the following table:

(In millions)

Financial Instruments(a)	Fair Value(b)	Incremental Increase in Fair Value(c)	Fair Value(b)	Incremental Increase in Fair Value(c)

Financial assets (liabilities):
Investments and long-term receivables	$266	$–	$186	$–
Interest rate swap agreements	$(10)	$14	$4	$16
Long-term debt(d)(e)	$(4,480)	$(164)	$(4,740)	$(176)

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
(c)
For long-term debt, this assumes a 10 percent decrease in the weighted average yield to maturity of our long-term debt at December 31, 2004 and 2003. For interest rate swap agreements, this assumes a 10 percent decrease in the effective swap rate at December 31, 2004 and 2003.
(d)
Includes amounts due within one year.
(e)
Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

        At December 31, 2004 and 2003, our portfolio of long-term debt was substantially comprised of fixed rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $164 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only if we would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

        We have initiated a program to manage our exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio. We have entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates. The following table summarizes, by individual debt instrument, the interest rate swap activity as of December 31, 2004:

Floating Rate to be Paid	Fixed Rate to be Received	Notional Amount	Swap Maturity	Fair Value

Six Month LIBOR +4.226%	6.650%	$300 million	2006	$(2) million
Six Month LIBOR +1.935%	5.375%	$450 million	2007	$(1) million
Six Month LIBOR +3.285%	6.850%	$400 million	2008	$(2) million
Six Month LIBOR +2.142%	6.125%	$200 million	2012	$(5) million

Foreign Currency Exchange Rate Risk

        We manage our exposure to foreign currency exchange rates by utilizing forward contracts, generally with terms of 365 days or less. The primary objective of this program is to reduce our exposure to movements in the foreign currency markets by locking in foreign currency rates. At December 31, 2004, the following commodity derivatives were outstanding. All contracts currently qualify for hedge accounting unless noted.

Financial Instruments	Period	Notional Amount		All-in-Rate(a)		Fair Value

Foreign Currency Rate Swaps
Euro	January 2005 – July 2005	$89 million		1.257	(c)	$7 million
Norwegian kroner	January 2005 – December 2005	$49 million	(b)	6.213	(d)	$1 million
British pound sterling	January 2005 – September 2005	$6 million		1.759	(c)	$1 million

(a)
The rate at which the derivative instruments will be settled.
(b)
On December 31, 2004, $18 million was discontinued and no longer qualified for hedge accounting. On January 31, 2005, this amount was re-qualified for hedge accounting.
(c)
U.S. dollar to foreign currency.
(d)
Foreign currency to U.S. dollar.

        The aggregate effect on foreign exchange contracts of a hypothetical 10 percent change to year-end exchange rates would be approximately $15 million.

Credit Risk

        We are exposed to significant credit risk from United States Steel arising from the Separation. That exposure is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Obligations Associated with the Separation of United States Steel" on page 42.

Safe Harbor

        These quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas, refined products and other feedstocks. If these assumptions prove to be inaccurate, future outcomes with respect to our hedging programs may differ materially from those discussed in the forward-looking statements.

Item 8. Consolidated Financial Statements and Supplementary Data

    MARATHON OIL CORPORATION

          Index to 2004 Consolidated Financial Statements and Supplementary Data

Management's Responsibilities for Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Audited Consolidated Financial Statements:
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Stockholders' Equity
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)
Principal Unconsolidated Investees (Unaudited)
Supplementary Information on Oil and Gas Producing Activities (Unaudited)
Five-Year Operating Summary
Five-Year Selected Financial Data

                   Management's Responsibilities for Financial Statements

    To the Stockholders of Marathon Oil Corporation:

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

            The Board of Directors pursues its oversight role in the area of financial reporting and internal control over financial reporting through its Audit Committee. This Committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management and internal auditors to monitor the proper discharge by each of their responsibilities relative to internal accounting controls and the consolidated financial statements.

Clarence P. Cazalot, Jr.	Janet F. Clark	Albert G. Adkins
President and	Senior Vice President	Vice President –
Chief Executive Officer	and Chief Financial Officer	Accounting and Controller

                   Management's Report on Internal Control over Financial Reporting

    To the Stockholders of Marathon Oil Corporation:

            Marathon's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, Marathon's management concluded that its internal control over financial reporting was effective as of December 31, 2004.

            Marathon's management assessment of the effectiveness of Marathon's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Clarence P. Cazalot, Jr.	Janet F. Clark
President and	Senior Vice President
Chief Executive Officer	and Chief Financial Officer

                   Report of Independent Registered Public Accounting Firm

    To the Stockholders of Marathon Oil Corporation:

            We have completed an integrated audit of Marathon Oil Corporation and its subsidiaries' (Marathon) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

                   Consolidated financial statements

            In our opinion, the accompanying consolidated financial statements appearing on pages F-4 through F-40 present fairly, in all material respects, the financial position of Marathon at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Marathon's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            As discussed in Note 2 to the financial statements, Marathon changed its method of accounting for asset retirement costs, stock based compensation and the effects of early extinguishment of debt in 2003.

                   Internal control over financial reporting

            Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Marathon maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, Marathon maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO. Marathon's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Marathon's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

            A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    PricewaterhouseCoopers LLP
     Houston, Texas
    March 10, 2005

                   Consolidated Statement of Income

(Dollars in millions except per share data)	2004	2003	2002

Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$39,383	$32,884	$25,946
Revenues from matching buy/sell transactions	9,164	7,158	4,480
Sales to related parties	1,051	921	869
Income from equity method investments	170	29	137
Net gains on disposal of assets	36	166	67
Gain (loss) on ownership changes in Marathon Ashland Petroleum LLC	2	(1)	12
Other income	101	77	44

Total revenues and other income	49,907	41,234	31,555

Costs and expenses:
Cost of revenues (excludes items shown below)	30,740	24,918	18,878
Purchases related to matching buy/sell transactions	9,050	7,195	4,514
Purchases from related parties	202	209	193
Consumer excise taxes	4,463	4,285	4,250
Depreciation, depletion and amortization	1,217	1,144	1,151
Selling, general and administrative expenses	1,025	920	823
Other taxes	338	299	255
Exploration expenses	202	180	192
Inventory market valuation credit	–	–	(71)

Total costs and expenses	47,237	39,150	30,185

Income from operations	2,670	2,084	1,370
Net interest and other financing costs	161	186	268
Loss from early extinguishment of debt	–	–	53
Minority interest in income (loss) of:
Marathon Ashland Petroleum LLC	532	302	173
Equatorial Guinea LNG Holdings Limited	(7)	–	–

Income from continuing operations before income taxes	1,984	1,596	876
Provision for income taxes	727	584	369

Income from continuing operations	1,257	1,012	507
Discontinued operations	4	305	(4)

Income before cumulative effect of changes in accounting principles	1,261	1,317	503
Cumulative effect of changes in accounting principles	–	4	13

Net income	$1,261	$1,321	$516

Per Share Data
Basic
Income from continuing operations	$3.74	$3.26	$1.63

Net income	$3.75	$4.26	$1.66
Diluted
Income from continuing operations	$3.72	$3.26	$1.63

Net income	$3.73	$4.26	$1.66

    The accompanying notes are an integral part of these consolidated financial statements.

                   Consolidated Balance Sheet

(Dollars in millions)	December 31	2004	2003

Assets
Current assets:
Cash and cash equivalents		$3,369	$1,396
Receivables, less allowance for doubtful accounts of $6 and $5		3,146	2,389
Receivables from United States Steel		15	20
Receivables from related parties		74	121
Inventories		1,995	1,955
Other current assets		268	163

Total current assets		8,867	6,044
Investments and long-term receivables, less allowance for doubtful accounts of $10 and $10		1,546	1,323
Receivables from United States Steel		587	593
Property, plant and equipment – net		11,810	10,830
Prepaid pensions		128	181
Goodwill		252	252
Intangibles		108	118
Other noncurrent assets		125	141

Total assets		$23,423	$19,482

Liabilities
Current liabilities:
Accounts payable		$4,430	$3,352
Payables to United States Steel		–	4
Payables to related parties		44	17
Payroll and benefits payable		274	230
Accrued taxes		397	247
Accrued interest		92	85
Long-term debt due within one year		16	272

Total current liabilities		5,253	4,207
Long-term debt		4,057	4,085
Deferred income taxes		1,553	1,489
Employee benefit obligations		989	990
Asset retirement obligations		477	390
Payables to United States Steel		5	8
Deferred credits and other liabilities		288	227

Total liabilities		12,622	11,396
Minority interest in Marathon Ashland Petroleum LLC		2,559	2,011
Minority interest in Equatorial Guinea LNG Holdings Limited		131	–
Commitments and contingencies		–	–
Stockholders' Equity
Common Stock issued – 346,727,029 shares at December 31, 2004 and 312,165,978 shares at December 31, 2003 (par value $1 per share, authorized 550,000,000 shares)		347	312
Common Stock held in treasury – 29,569 shares at December 31, 2004 and 1,744,370 shares at December 31, 2003		(1)	(46)
Additional paid-in capital		4,028	3,033
Retained earnings		3,810	2,897
Accumulated other comprehensive loss		(64)	(112)
Unearned compensation		(9)	(9)

Total stockholders' equity		8,111	6,075

Total liabilities and stockholders' equity		$23,423	$19,482

                     The accompanying notes are an integral part of these consolidated financial statements.

                   Consolidated Statement of Cash Flows

(Dollars in millions)	2004	2003	2002

Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,261	$1,321	$516
Adjustments to reconcile to net cash provided from operating activities:
Cumulative effect of changes in accounting principles	–	(4)	(13)
Loss (income) from discontinued operations	(4)	(305)	4
Deferred income taxes	(73)	71	77
Minority interest in income of subsidiaries	525	302	173
Loss from early extinguishment of debt	–	–	53
Depreciation, depletion and amortization	1,217	1,144	1,151
Pension and other postretirement benefits – net	82	68	87
Inventory market valuation credit	–	–	(71)
Exploratory dry well costs and unproved property impairments	106	86	116
Net gains on disposal of assets	(36)	(166)	(67)
Impairment of investments	–	129	–
Changes in the fair value of long-term natural gas contracts in the United Kingdom	99	66	(18)
Changes in: Current receivables	(709)	(671)	(103)
Inventories	(41)	33	(53)
Accounts payable and other current liabilities	1,224	496	614
All other – net	79	95	(135)

Net cash provided from continuing operations	3,730	2,665	2,331
Net cash provided from discontinued operations	–	83	69

Net cash provided from operating activities	3,730	2,748	2,400

Investing activities:
Capital expenditures	(2,237)	(1,892)	(1,520)
Acquisitions	–	(252)	(1,160)
Disposal of discontinued operations	–	612	54
Disposal of assets	76	644	146
Restricted cash – withdrawals	34	146	91
– deposits	(42)	(108)	(123)
Investments – contributions	(4)	(34)	(111)
– loans and advances	(156)	(91)	–
– returns and repayments	40	55	10
All other – net	1	(19)	–
Investing activities of discontinued operations	–	(29)	(48)

Net cash used in investing activities	(2,288)	(968)	(2,661)

Financing activities:
Commercial paper and revolving credit arrangements – net	–	(131)	(375)
Debt issuance costs	(4)	–	–
Other debt – borrowings	–	–	1,828
– repayments	(259)	(208)	(604)
Net proceeds from sale of common stock	1,004	–	–
Redemption of preferred stock of subsidiary	–	–	(185)
Preferred stock repurchased	–	–	(110)
Treasury common stock – proceeds from issuances	43	17	2
– purchases	(4)	(6)	(7)
Dividends paid	(348)	(298)	(285)
Contributions from minority shareholder of Equatorial Guinea LNG Holdings Limited	95	–	–
Distributions to minority shareholder of Marathon Ashland Petroleum LLC	–	(262)	(176)

Net cash provided from (used in) financing activities	527	(888)	88

Effect of exchange rate changes on cash:
Continuing operations	4	8	4
Discontinued operations	–	8	–

Net increase (decrease) in cash and cash equivalents	1,973	908	(169)
Cash and cash equivalents at beginning of year	1,396	488	657

Cash and cash equivalents at end of year	$3,369	$1,396	$488

                     The accompanying notes are an integral part of these consolidated financial statements.

                   Consolidated Statement of Stockholders' Equity

	Stockholder's Equity			Shares in thousands
(Dollars in millions)	2004	2003	2002	2004	2003	2002

Common stock:
Balance at beginning of year	$312	$312	$312	312,166	312,166	312,166
Issuance(a)	35	–	–	34,552	–	–

Balance at end of year	$347	$312	$312	346,718	312,166	312,166

Treasury common stock, at cost:
Balance at beginning of year	$(46)	$(60)	$(74)	(1,744)	(2,293)	(2,771)
Repurchased	(4)	(6)	(7)	(124)	(219)	(297)
Reissued for:
Employee stock plans	49	20	19	1,838	768	727
Non-employee directors deferred compensation plan	–	–	2	–	–	48

Balance at end of year	$(1)	$(46)	$(60)	(30)	(1,744)	(2,293)

				Comprehensive Income
				2004	2003	2002

Additional paid-in capital:
Balance at beginning of year	$3,033	$3,032	$3,035
Common stock issuance(a)	970	–	–
Treasury common stock reissued	25	1	(3)

Balance at end of year	$4,028	$3,033	$3,032

Unearned compensation:
Balance at beginning of year	$(9)	$(7)	$(10)
Change during year	–	(2)	3

Balance at end of year	$(9)	$(9)	$(7)

Retained earnings:
Balance at beginning of year	$2,897	$1,874	$1,643
Net income	1,261	1,321	516	$1,261	$1,321	$516
Dividends paid: (per share: $1.03 in 2004, $.96 in 2003 and $.92 in 2002)	(348)	(298)	(285)

Balance at end of year	$3,810	$2,897	$1,874

Accumulated other comprehensive income (loss)(b):
Minimum pension liability adjustments:
Balance at beginning of year	$(93)	$(47)	$(14)
Changes during year	22	(46)	(33)	22	(46)	(33)

Balance at end of year	$(71)	$(93)	$(47)

Foreign currency translation adjustments:
Balance at beginning of year	$(4)	$(1)	$(3)
Changes during year	(1)	(3)	2	(1)	(3)	2

Balance at end of year	$(5)	$(4)	$(1)
Deferred gains (losses) on derivative instruments:
Balance at beginning of year	$(15)	$(21)	$51
Reclassification of the cumulative effect adjustment into income	(3)	(3)	(1)	(3)	(3)	(1)
Changes in fair value	(82)	(50)	(36)	(82)	(50)	(36)
Reclassification to income	112	59	(35)	112	59	(35)

Balance at end of year	$12	$(15)	$(21)

Total balances at end of year	$(64)	$(112)	$(69)

Total comprehensive income				$1,309	$1,278	$413

Total stockholders' equity	$8,111	$6,075	$5,082

(a) On March 31, 2004, Marathon issued 34,500,000 shares of its common stock at the offering price of $30 per share and recorded net proceeds of $1.004 billion.
(b) Related income tax provision (credit) on changes and reclassifications during the year:	2004	2003	2002
Minimum pension liability adjustments	$3	$(25)	$(18)
Foreign currency translation adjustments	–	(2)	2
Net deferred gains (losses) on derivative instruments	9	3	(39)

    The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

1. Summary of Principal Accounting Policies

    Marathon is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through its 62 percent owned consolidated subsidiary Marathon Ashland Petroleum LLC (MAP); and integrated gas.

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

            Investments in variable interest entities ("VIE") in which Marathon is the primary beneficiary are consolidated. Equatorial Guinea LNG Holdings Limited ("EGHoldings"), in which Marathon holds a 75 percent interest and Compania Nacional de Petroleos de Guinea Ecuatorial ("GEPetrol") holds a 25 percent interest, is a VIE and Marathon is its primary beneficiary. EGHoldings was formed for the purpose of constructing and operating a liquefied natural gas ("LNG") plant, and as of December 31, 2004, total expenditures of $551 million, including $524 million of capital expenditures, related to the LNG project have been incurred.

            Investments in unincorporated oil and gas joint ventures and undivided interests in certain pipelines, gas processing plants and LNG tankers are consolidated on a pro rata basis.

            Investments in entities over which Marathon has significant influence, but not control, are accounted for using the equity method of accounting and are carried at Marathon's share of net assets plus loans and advances. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income in accordance with the remaining useful life of the underlying assets.

            Investments in companies whose stock is publicly traded are carried at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

            Income from equity method investments represents Marathon's proportionate share of income from equity method investments. Other income includes dividend income from other investments. Dividend income is recognized when dividend payments are received.

            Gains or losses from a change in ownership of a consolidated subsidiary or an unconsolidated investee are recognized in the period of change.

    Use of estimates  –  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Items subject to such estimates and assumptions include the carrying value of property, plant and equipment, goodwill, intangibles, equity method investments and non-exchange traded derivative contracts; valuation allowances for receivables, inventories and deferred income tax assets; environmental remediation liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; assets and obligations related to employee benefits; and the classification of gains or losses on cash flow hedges of forecasted transactions. Actual results could differ from the estimates and assumptions used.

    Income per common share  –  Basic net income per share is calculated based on the weighted average number of common shares outstanding. Diluted net income per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, provided the effect is not antidilutive.

    Segment information  –  Marathon's operations consist of three reportable operating segments:

      •
      Exploration and Production ("E&P") – explores for and produces crude oil and natural gas on a worldwide basis;
      •
      Refining, Marketing and Transportation ("RM&T") – refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States through MAP; and
      •
      Integrated Gas ("IG") – markets and transports natural gas and products manufactured from natural gas, such as LNG and methanol, on a worldwide basis.

            Management has determined that these are its operating segments because these are the components of Marathon (i) that engage in business activities from which revenues are earned and expenses are incurred, (ii) whose operating results are regularly reviewed by Marathon's chief operating decision maker to make decisions about resources to be allocated and assess performance and (iii) for which discrete financial information is available. The chief operating decision maker ("CODM") is responsible for allocating resources to and assessing performance of Marathon's operating segments. Information on assets by segment is not provided because it is not reviewed by the CODM. The CODM is also the manager over each of the segments. In this role, he is responsible for allocating resources within the segments, reviewing financial results of components within the segments, and assessing the performance of the components. The components within the segments that are separately reviewed and assessed by the CODM in his role as segment manager are aggregable with other components in the same segment because they have similar economic characteristics.

            Segment income represents income from operations allocable to operating segments. Marathon corporate general and administrative costs are not allocated to operating segments. These costs primarily consist of employment costs (including pension effects), professional services, facilities and other related costs associated with corporate activities. Inventory market valuation adjustments, noncash gains (losses) on two long-term natural gas sales contracts in the United Kingdom accounted for as derivative instruments and gains (losses) on ownership changes in subsidiaries also are not allocated to operating segments. Additionally, certain nonoperating or infrequently occurring items are not allocated to operating segments (see segment income reconcilement table on page F-20).

            Effective January 1, 2004, Marathon realigned its segment reporting to report a new business segment, Integrated Gas. This segment includes Marathon's LNG operations in Alaska and Equatorial Guinea, methanol operations in Equatorial Guinea, the Elba Island, Georgia LNG regasification activities and certain other natural gas marketing and transportation activities, along with expenses related to the continued development of an integrated gas business. These activities were previously reported in the Other Energy Related Businesses ("OERB") segment, which has been eliminated. Crude oil marketing and transportation activities and costs associated with a gas-to-liquids ("GTL") demonstration plant, previously reported in OERB, are now reported in the E&P segment. Refined product transportation activities not included in MAP, also previously reported in OERB, are now reported in the RM&T segment. The 2003 and 2002 information has been restated to report the new segment structure.

    Revenue recognition  –  Revenues are recognized when products are shipped or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured. Costs associated with revenues are recorded in costs of revenues.

            Marathon recognizes revenues from the production of oil and gas when title is transferred. In the United States and certain international locations, production volumes of liquid hydrocarbons or natural gas are sold immediately and transported via pipeline. At other international locations, production volumes may be stored as inventory and sold at a later time. Royalties on the production of oil and gas are either paid in cash or settled through the delivery of volumes. Marathon includes royalties in its revenue and cost of revenues when settlement of royalties is paid in cash, while settlement of royalties based on the delivery of volumes are excluded from revenue and cost of revenues.

            Rebates from vendors are recognized as a reduction to cost of revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized in cost of revenues.

            Marathon follows the sales method of accounting for gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

    Matching buy/sell transactions  –  Matching buy/sell transactions are arrangements in which Marathon agrees to buy a specific quantity and quality of crude oil or refined petroleum products to be delivered at a specific location while simultaneously agreeing to sell a specified quantity and quality of crude oil or refined petroleum products at a different location, usually with the same counterparty. All matching buy/sell transactions are settled in cash and are recorded in both revenues and costs of revenues as separate sales and purchase transactions, or on a "gross" basis. The commodity purchased and the commodity sold generally are similar in nature.

            In a typical buy/sell transaction, Marathon enters into a contract to sell a particular grade of crude oil or refined product at a specified location and date to a particular counterparty, and simultaneously agrees to buy a particular grade of crude oil or refined product at a different location on the same or another specified date, typically from the same counterparty. The value of the purchased volumes rarely equals the sales value of the sold volumes. The value differences between purchases and sales are primarily due to 1) grade/quality differentials, 2) location differentials or 3) timing differences, in those instances when the purchase and sale do not occur in the same month.

            For the E&P segment, Marathon enters into matching buy/sell transactions to reposition crude oil from one market center to another in order to maximize the value received for Marathon's crude oil production. For the RM&T segment, Marathon enters into crude oil matching buy/sell transactions to secure the most profitable refinery supply. Also, for the RM&T segment, Marathon enters into refined product matching buy/sell transactions to meet projected customer demands and to secure the required volumes in the most cost-effective manner.

            The characteristics of Marathon's matching buy/sell transactions include gross invoicing between Marathon and its counterparties and cash settlement of the transactions. Nonperformance by one party to deliver generally does not relieve the other party's obligation to perform. Both transactions require physical delivery of the product. The risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk, counterparty nonperformance risk and the fact that Marathon has the primary obligation to perform.

            Marathon believes matching buy/sell transactions are monetary in nature and thus outside the scope of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB No. 29"). Additionally, Marathon has evaluated EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF No. 99-19") and, based on that evaluation, management believes that the recording of these transactions on a gross basis is appropriate.

            The Emerging Issues Task Force ("EITF") is currently considering Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," ("EITF No. 04-13"), which relates to transactions in which an entity sells inventory to another entity in the same line of business from which it also purchases inventory. The following questions have been raised regarding the accounting for these types of transactions and are expected to be addressed by the EITF:

(a)
Under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB No. 29?
(b)
If nonmonetary transactions within the scope of APB No. 29 involve inventory, are there any circumstances under which the transactions should be recognized at fair value?

            The EITF has not yet addressed the first question. The EITF discussed the second question at its November 2004 meeting without reaching any consensus. If the EITF were to determine that these transactions should be accounted for as monetary transactions on a gross basis, no change in Marathon's accounting policy for matching buy/sell transactions would be necessary. If the EITF were to determine that these transactions should be accounted for as nonmonetary transactions qualifying for fair value recognition and require a net presentation of such transactions, the amounts of revenues and cost of revenues associated with matching buy/sell transactions would be netted in Marathon's consolidated statement of income, but there would be no effect on income from operations, net income or cash flows from operations. If the EITF were to determine that these transactions should be accounted for as nonmonetary transactions not qualifying for fair value recognition, these amounts of revenues and cost of revenues would be netted in Marathon's consolidated statement of income and there could be an impact on income from operations and net income related to the timing of the ultimate sale of product purchased in the "buy" side of the matching buy/sell transaction. However, management does not believe any impact would be material. There would be no impact on cash flows from operations as a result of this accounting treatment.

    Cash and cash equivalents  –  Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

    Inventories  –  Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

            The inventory market valuation reserve results when the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased when market prices increase and inventories turn over and is increased when market prices decrease. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses.

    Accounts Receivable and Allowance for Doubtful Accounts  –  Trade accounts receivable are recorded at the invoiced amount and only proprietary credit card receivables bear interest. Accounts receivable consists mainly of trade receivables. Account balances are charged to bad debt expense when it is probable the receivable will not be collected. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in Marathon's existing proprietary credit card receivables and other receivables. Marathon determines the allowance based on historical write-off experience and proprietary credit card sales. Marathon reviews the allowance for doubtful accounts quarterly and past due balances over 180 days are reviewed individually for collectibility.

    Traditional derivative instruments  –  Marathon uses commodity-based derivatives and financial instrument related derivatives to manage its exposure to commodity price risk, interest rate risk or foreign currency risk. As market conditions change, Marathon may use selective derivative instruments that assume market risk in exchange for an upfront premium. Management has authorized the use of futures, forwards, swaps and combinations of options, including written or net written options, related to the purchase, production or sale of crude oil, natural gas and refined products, the fair value of certain assets and liabilities, future interest expense and certain business transactions denominated in foreign currencies. Changes in the fair value of all derivatives are recognized immediately in income, in revenues, other income, costs of revenues or net interest and other financing costs, unless the derivative qualifies as a hedge of future cash flows or certain foreign currency exposures. Cash flows related to the use of derivatives are classified in operating activities with the underlying hedged transaction.

            For derivatives qualifying as hedges of future cash flows or certain foreign currency exposures, the effective portion of any changes in fair value is recognized in a component of stockholders' equity called other comprehensive income and then reclassified to income, in revenues, costs of revenues or net interest and other financing costs, when the underlying anticipated transaction occurs. Any ineffective portion of such hedges is recognized in income as it occurs. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss accumulated in other comprehensive income at the time a hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction occurring is no longer probable, the entire gain or loss accumulated in other comprehensive income is immediately reclassified into income.

            For derivatives designated as hedges of the fair value of recognized assets, liabilities or firm commitments, changes in the fair value of both the hedged item and the related derivative are recognized immediately in income, in revenues, costs of revenues or net interest and other financing costs, with an offsetting effect included in the basis of the hedged item. The net effect is to report in income the extent to which the hedge is not effective in achieving offsetting changes in fair value.

            For derivative instruments that are classified as trading, changes in the fair value are recognized immediately in other income. Any premium received is amortized into income based on the underlying settlement terms of the derivative position. All related effects of a trading strategy, including physical settlement of the derivative position, are recognized in other income.

    Nontraditional derivative instruments  –  Certain contracts involving the purchase or sale of commodities are not considered normal purchases or normal sales under generally accepted accounting principles and are required to be accounted for as derivative instruments. Marathon refers to such contracts as "nontraditional derivative instruments" because, unlike traditional derivative instruments, nontraditional derivative instruments have not been entered into to manage a risk exposure. Such contracts are recorded in the balance sheet at fair value and changes in fair value are recognized in income as revenues or cost of revenues.

            In the E&P segment, two long-term natural gas delivery commitment contracts in the United Kingdom are classified as nontraditional derivative instruments. These contracts contain pricing provisions that are not clearly and closely related to the underlying commodity and therefore must be accounted for as derivative instruments.

            In the RM&T segment, certain physical commodity contracts are classified as nontraditional derivative instruments because certain volumes under these contracts are physically netted at particular delivery locations. The netting process causes all contracts at that delivery location to be considered derivative instruments. Other physical contracts that involve flash title are also accounted for as nontraditional derivative instruments. Marathon has made an election under generally accepted accounting principles to treat contracts involving flash title as derivative instruments.

    Property, plant and equipment  –  Marathon uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) Marathon is making sufficient progress assessing the reserves and the economic and operating viability of the project. Otherwise, well costs are expensed if a determination as to whether proved reserves were found cannot be made within one year following the completion of drilling and these criteria are not met. The status of suspended well costs is monitored continuously and reviewed not less than quarterly.

            In February 2005, the Financial Accounting Standards Board ("FASB") proposed FASB Staff Position FAS 19-a, "Accounting for Suspended Well Costs" ("FSP FAS 19-a"), which would amend the guidance for suspended well costs in Statement of Financial Accounting Standard No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS No. 19"). SFAS No. 19 requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity's wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. If classification of proved reserves cannot be made at the completion of the drilling in an area requiring a major capital expenditure, paragraph 31(a) of SFAS No. 19 provides that the cost should continue to be carried as an asset provided that (1) there have been sufficient reserves found to justify completion as a producing well if the required capital expenditure is made and (2) drilling of the additional exploratory well is underway or firmly planned for the near future. If either of those two criteria is not met, SFAS No. 19 indicates the entity should expense the exploratory well costs. For all other exploratory wells not addressed in paragraph 31(a), paragraph 31(b) provides that the capitalized costs should be charged to expense if the reserves cannot be classified as proved after a year following the completion of exploratory drilling. Questions have arisen in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue is whether there are circumstances that would permit the continued capitalization of exploratory well costs beyond one year other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. The proposed FSP FAS 19-a would allow exploratory well costs to continue to be capitalized when (a) the well has found a sufficient quantity of reserves to justify completion as a producing well and (b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. Marathon's current policy is in accordance with the proposed FSP FAS 19-a. The proposed FSP FAS 19-a also provides for certain disclosures to be made regarding capitalized exploratory well costs.

            Capitalized costs of producing oil and gas properties are depreciated and depleted by the units-of-production method. Support equipment and other property, plant and equipment are depreciated on a straight line basis over their estimated useful lives.

            Marathon evaluates its oil and gas producing properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure. Impairment of proved properties is required when carrying value exceeds undiscounted future net cash flows based on total proved and risk-adjusted probable and possible reserves. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows based on total proved and risk-adjusted probable and possible reserves or, if available, comparable market values.

            Marathon evaluates its unproved property investment for impairment based on time or geologic factors in addition to the use of an undiscounted future net cash flow approach. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage are also considered. Impairment expense for unproved oil and gas properties is reported in exploration expense.

            Property, plant and equipment unrelated to oil and gas producing activities is recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 42 years.

            When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reported in income. Gains on disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

    Goodwill  –  Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, primarily from the acquisitions of the Equatorial Guinea interests in 2002 and of Pennaco Energy, Inc. in 2000. Annually, Marathon assesses the carrying amount of goodwill by testing for impairment. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. Marathon has determined the components of the E&P segment have similar economic characteristics and therefore aggregates the components into a single reporting unit. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the recorded goodwill is impaired down to its implied fair value with a charge to expense.

    Intangible assets  –  Intangible assets consists of deferred marketing costs, intangible contract rights, proprietary information, and unrecognized pension plan prior service costs. The marketing costs incurred in the RM&T segment relate to refurbishment of various branded jobber locations. These marketing costs are amortized over five to ten years depending on the term of the associated marketing agreement. Additionally, Marathon has intangibles in the IG segment associated with the acquisition of a contractual right to utilize the Elba Island LNG terminal in Savannah, Georgia. These rights are being amortized over the expected life of the contract.

    Major maintenance activities  –  Marathon incurs costs for planned major refinery maintenance ("turnarounds"). Such costs are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

    Environmental remediation liabilities  –  Environmental remediation expenditures are capitalized if the costs mitigate past or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. Marathon provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded.

    Asset retirement obligations  –  The fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. For Marathon, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Asset retirement obligations include costs to dismantle and relocate or dispose of production platforms, gathering systems, wells and related structures and restoration costs of land and seabed, including those leased. Estimates of these costs are developed for each property based on the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering professionals. Depreciation of capitalized asset retirement cost and accretion of asset retirement obligations are recorded over time. The depreciation will generally be determined on a units-of-production basis, while the accretion to be recognized will escalate over the life of the producing assets. Asset retirement obligations have not been recognized for certain refinery, crude oil and product pipeline and marketing assets because the fair value cannot be estimated due to the uncertainty of the settlement date of the obligation. Additionally, asset retirement obligations have not been recognized for certain of Marathon's international oil and gas producing facilities as Marathon currently does not have a legal obligation associated with the retirement of those facilities.

    Deferred taxes  –  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases as reported in Marathon's filings with the respective taxing authority. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include Marathon's expectation to generate sufficient future taxable income including future foreign source income, tax credits, operating loss carryforwards, and management's intent regarding the permanent reinvestment of the income from certain foreign subsidiaries.

    Pensions and other postretirement benefits  –  Marathon has noncontributory defined benefit pension plans covering substantially all domestic employees, international employees located in Ireland, Norway and the United Kingdom, and most MAP employees. In addition, several excess benefits plans exist covering domestic employees within defined regulatory compensation limits. Benefits under these plans are based primarily on years of service and final average pensionable earnings. MAP also participates in a multiemployer plan that provides coverage for less than 5 percent of its employees. The benefits provided include both pension and health care.

            Marathon also has defined benefit plans for other postretirement benefits covering most employees. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and union represented retiree beneficiaries. Other postretirement benefits have not been prefunded.

            Marathon uses a December 31 measurement date for its pension and other postretirement benefit plans.

    Stock-based compensation  –  The Marathon Oil Corporation 2003 Incentive Compensation Plan (the "Plan") authorizes the Compensation Committee of the Board of Directors of Marathon to grant stock options, stock appreciation rights, stock awards, cash awards and performance awards to employees. The Plan also allows Marathon to provide equity compensation to its non-employee directors of its Board of Directors. The Plan was approved by Marathon's shareholders on April 30, 2003. No more than 20,000,000 shares of common stock may be issued under the Plan, and no more than 8,500,000 of those shares may be used for awards other than stock options or stock appreciation rights. Shares subject to awards that are forfeited, terminated, expire unexercised, settled in cash, exchanged for other awards, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise lapse again become available for awards.

            The Plan replaced the 1990 Stock Plan, the Non-Officer Restricted Stock Plan, the Non-Employee Director Stock Plan, the deferred stock benefit provision of the Deferred Compensation Plan for Non-Employee Directors, the Senior Executive Officer Annual Incentive Compensation Plan, and the Annual Incentive Compensation Plan (collectively, the "Prior Plans"). No new grants will be made from the Prior Plans. Any awards previously granted under the Prior Plans shall continue to vest and/or be exercisable in accordance with their original terms and conditions.

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

            Similar to stock options, stock appreciation rights ("SARs") represent the right to receive a payment equal to the excess of the fair market value of shares of common stock on the date the right is exercised over the exercise price. In general, SARs that have been granted under the Plan are settled in shares of stock, vest ratably over a three-year period, and have a maximum term of 10 years from the date they are granted.

            The Compensation Committee grants stock-based Performance Awards to officers under the Plan. The stock-based Performance Awards represent shares of common stock that are subject to forfeiture provisions and restrictions on transfer. Those restrictions may be removed if certain pre-established performance measures are met. The stock-based Performance Awards granted under the Plan generally vest at the end of a thirty-six month performance period if certain pre-established performance targets are achieved.

            Marathon also grants restricted stock to certain non-officer employees under the Plan. Participants are awarded restricted stock by the Salary and Benefits Committee based on their performance within certain guidelines. The restricted stock awards vest in one-third increments over a three-year period, contingent on the recipient's continued employment. Prior to vesting, the restricted stock recipients have the right to vote such stock and receive dividends thereon. The nonvested shares are not transferable and are retained by Marathon until they vest.

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

            Marathon maintains an equity compensation program for its non-employee directors under the Plan. Pursuant to the program, non-employee directors must defer 50 percent of their annual retainers in the form of common stock units. In addition, the program provides each non-employee director with a matching grant of up to 1,000 shares of common stock on his or her initial election to the board if he or she purchases an equivalent number of shares within 60 days of joining the board.

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

(In millions, except per share data)	2004	2003	2002

Net income applicable to Common Stock
As reported	$1,261	$1,321	$516
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39	23	5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(32)	(17)	(16)

Pro forma net income applicable to Common Stock	$1,268	$1,327	$505

Basic net income per share
– As reported	$3.75	$4.26	$1.66
– Pro forma	$3.77	$4.28	$1.63
Diluted net income per share
– As reported	$3.73	$4.26	$1.66
– Pro forma	$3.75	$4.28	$1.63

    The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

(In millions, except per share data)	2004	2003	2002

Weighted-average grant-date exercise price per share	$33.61	$25.58	$28.12
Expected annual dividends per share	$1.00	$.97	$.92
Expected life in years	5.5	5	5
Expected volatility	32%	34%	35%
Risk free interest rate	3.9%	3.0%	4.5%

Weighted-average grant-date fair value of options granted during the year, as calculated from above	$8.83	$5.37	$7.79

    Concentrations of credit risk  –  Marathon is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. While no single customer accounts for more than 10 percent of annual revenues, Marathon has significant exposures to United States Steel arising from the Separation. These exposures are discussed in Note 3.

    Reclassifications  –  Certain reclassifications of prior years' data have been made to conform to 2004 classifications.

2. New Accounting Standards

    Effective July 1, 2004, Marathon adopted FASB Staff Position FAS 106-2 ("FSP FAS 106-2") "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act"). FSP FAS 106-2 includes guidance on recognizing the effects of the new legislation under the various conditions surrounding the assessment of "actuarial equivalence." Marathon has determined, based on available regulatory guidance, that the postretirement plans' prescription drug benefits are actuarially equivalent to the Medicare "Part D" benefit under the Act. The subsidy-related reduction at July 1, 2004 in the accumulated postretirement benefit obligation for the Marathon and MAP postretirement plans are $44 million and $49 million. The combined favorable pretax effect of the subsidy-related reduction for 2004 on the measurement of the net periodic postretirement benefit cost related to service cost, interest cost and actuarial gain amortization, is $7 million.

            Effective July 1, 2004, Marathon adopted FASB Staff Position FAS 142-2, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities" ("FSP FAS 142-2"). FSP FAS 142-2 states drilling and mineral rights of oil- and gas-producing entities are excluded from Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and accordingly, should not be classified as intangible assets rather than oil and gas properties. The adoption of FSP FAS 142-2 did not have an effect on Marathon's financial position, cash flows or results of operations.

            Effective December 21, 2004, Marathon adopted FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP FAS 109-1"). FSP FAS 109-1 states the deduction, signed into law by the President on October 22, 2004, of up to 9 percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards) should be accounted for as a special deduction in accordance with Statement 109. Accordingly, Marathon will treat the deduction as a permanent difference in the years taken.

            Effective December 21, 2004, Marathon adopted FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act of 2004 (the Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP FAS 109-2 states an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. Marathon does not intend to repatriate foreign earnings due to the cash commitments for foreign capital projects.

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

            Effective January 1, 2003, Marathon adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123, provides alternative methods for the transition of the accounting for stock-based compensation from the intrinsic value method to the fair value method. Marathon has applied the fair value method to grants made, modified or settled on or after January 1, 2003. The impact on Marathon's 2003 net income was not materially different than under previous accounting standards.

            Effective January 1, 2003, Marathon adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The transition adjustment related to adopting SFAS No. 143 on January 1, 2003, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was a net favorable effect of $4 million, net of tax of $4 million. At the time of adoption, total assets increased $120 million, and total liabilities increased $116 million. The amounts recognized on adoption are based on numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

            Since the issuance of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138, the FASB has issued several interpretations. As a result, Marathon has recognized in income the effect of changes in the fair value of two long-term natural gas sales contracts in the United Kingdom. As of January 1, 2002, Marathon recognized a favorable cumulative effect of a change in accounting principle of $13 million, net of tax of $7 million.

3. Information about United States Steel

    The Separation  –  Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX- Marathon Group common stock ("Common Stock"), which was intended to reflect the performance of Marathon's energy business, and USX – U.S. Steel Group common stock ("Steel Stock"), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, in a tax-free distribution to holders of Steel Stock, Marathon exchanged the common stock of United States Steel for all outstanding shares of Steel Stock on a one-for-one basis ("the Separation").

            In connection with the Separation, Marathon and United States Steel entered into a number of agreements, including:

    Financial Matters Agreement  –  Marathon and United States Steel have entered into a Financial Matters Agreement that provides for United States Steel's assumption of certain industrial revenue bonds and certain other financial obligations of Marathon. The Financial Matters Agreement also provides that, on or before the tenth anniversary of the Separation, United States Steel will provide for Marathon's discharge from any remaining liability under any of the assumed industrial revenue bonds.

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

            United States Steel is the sole general partner of Clairton 1314B Partnership, L.P. ("Clairton 1314B"), which owns certain cokemaking facilities formerly owned by United States Steel. Marathon has guaranteed to the limited partners all obligations of United States Steel under the partnership documents. The Financial Matters Agreement requires United States Steel to use commercially reasonable efforts to have Marathon released from its obligations under this guarantee. United States Steel may dissolve the partnership under certain circumstances, including if it is required to fund accumulated cash shortfalls of the partnership in excess of $150 million. In addition to the normal commitments of a general partner, United States Steel has indemnified the limited partners for certain income tax exposures.

            The Financial Matters Agreement requires Marathon to use commercially reasonable efforts to assure compliance with all covenants and other obligations to avoid the occurrence of a default or the acceleration of the payment on the assumed obligations.

            United States Steel's obligations to Marathon under the Financial Matters Agreement are general unsecured obligations that rank equal to United States Steel's accounts payable and other general unsecured obligations. The Financial Matters Agreement does not contain any financial covenants and United States Steel is free to incur additional debt, grant mortgages on or security interests in its property and sell or transfer assets without Marathon's consent.

    Tax Sharing Agreement  –  Marathon and United States Steel have entered into a Tax Sharing Agreement that reflects each party's rights and obligations relating to payments and refunds of income, sales, transfer and other taxes that are attributable to periods beginning prior to and including the Separation Date and taxes resulting from transactions effected in connection with the Separation.

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

            In 2004 and 2003, in accordance with the terms of the tax sharing agreement, Marathon paid $3 million and $16 million to United States Steel in connection with the settlement with the Internal Revenue Service of the consolidated federal income tax returns of USX Corporation for the years 1992 through 1994. Included in discontinued operations in 2003 is an $8 million adjustment to the liabilities to United States Steel under this tax sharing agreement.

    Relationship Between Marathon and United States Steel After the Separation  –  As a result of the Separation, Marathon and United States Steel are separate companies, and neither has any ownership interest in the other. Thomas J. Usher is the non-executive chairman of the board of both companies, and as of December 31, 2004, four of the ten remaining members of Marathon's board of directors are also directors of United States Steel.

            Sales to United States Steel in 2004, 2003 and 2002 were $30 million, $31 million and $14 million, primarily for natural gas. Purchases from United States Steel in 2004, 2003 and 2002 were $27 million, $14 million and $12 million, primarily for raw materials. Management believes that transactions with United States Steel were conducted under terms comparable to those with unrelated parties. Marathon reimbursed United States Steel $3 million in both 2004 and 2002 for the payment of benefits to retirees, including Mr. Usher, under United States Steel's 2001 plan of reorganization.

            In 2002, Marathon cancelled the unvested restricted stock awards held by certain former officers and provided each with an appropriate cash settlement. The total cost of the settlement was $5 million.

    Amounts Receivable from or Payable to United States Steel Arising from the Separation  –  As previously discussed, Marathon remains primarily obligated for certain financings for which United States Steel has assumed responsibility for repayment under the terms of the Separation. When United States Steel makes payments on the principal of these financings, both the receivable and the obligation will be reduced.

            At December 31, 2004 and 2003, amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions) December 31	2004	2003

Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$15	$20

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$587	$593

Payables:
Current:
Income tax settlement and related interest payable	$–	$4

Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$5	$8

            Marathon remains primarily obligated for $55 million of operating lease obligations assumed by United States Steel, of which $42 million has in turn been assumed by other third parties that had purchased plants and operations divested by United States Steel.

            In addition, Marathon remains contingently liable for certain obligations of United States Steel. See Note 28 for additional details on these guarantees.

4. Related Party Transactions

    Related parties include:

      •
      Ashland Inc. ("Ashland"), which holds a 38 percent ownership interest in MAP, a consolidated subsidiary;
      •
      GEPetrol, which holds a 25 percent ownership interest in EGHoldings, a consolidated subsidiary; and
      •
      Equity method investees. See "Principal Unconsolidated Investees" on page F-41 for major investees.

    Management believes that transactions with related parties were conducted under terms comparable to those with unrelated parties.

            Related party sales to Ashland and PTC consist primarily of petroleum products. Revenues from related parties were as follows:

(In millions)	2004	2003	2002

Ashland	$274	$258	$218
Equity investees:
Pilot Travel Centers LLC ("PTC")	715	635	645
Centennial Pipeline LLC ("Centennial")	49	16	–
Other	13	12	6

Total	$1,051	$921	$869

            Purchases from related parties were as follows:

(In millions)	2004	2003	2002

Ashland	$22	$24	$33
Equity investees
Centennial	56	49	16
Other	124	136	144

Total	$202	$209	$193

            Receivables from related parties were as follows:

(In millions) December 31	2004	2003

Ashland	$18	$22
Equity investees:
PTC	19	16
Alba Plant LLC and related companies(a)	17	73
Centennial	16	7
Other	4	3

Total	$74	$121

(a)
Receivables relate to invoices paid by Marathon on behalf of Alba Plant LLC.

            Payables to related parties were as follows:

(In millions) December 31	2004	2003

Ashland	$–	$1
GEPetrol	23	–
Equity investees
Centennial	12	10
Other	9	6

Total	$44	$17

            MAP has a $190 million uncommitted revolving credit agreement with Ashland. Interest on borrowings is based on defined short-term borrowing rates. At December 31, 2004 and 2003, there were no borrowings against this facility. Interest paid to Ashland for borrowings under this agreement was less than $1 million for 2004, 2003 and 2002.

            Cash held in escrow for future contributions to EGHoldings from GEPetrol of $66 million is classified as restricted cash and is included in investments and long-term receivables as of December 31, 2004.

5. Business Combinations

    On May 12, 2003, Marathon acquired Khanty Mansiysk Oil Corporation ("KMOC") for $285 million, including the assumption of $31 million in debt. KMOC is currently evaluating or developing nine oil fields in the Khanty-Mansiysk region of western Siberia in the Russian Federation. Results of operations for 2003 include the results of KMOC from May 12, 2003. The allocation of purchase price is final. There was no goodwill associated with the purchase.

            The following table summarizes the allocation of the purchase price of KMOC to the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Cash	$2
Receivables	10
Inventories	3
Investments and long-term receivables	19
Property, plant and equipment	325
Other assets	5

Total assets acquired	$364

Current liabilities	$20
Long-term debt	31
Asset retirement obligations	12
Deferred income taxes	45
Other liabilities	2

Total liabilities assumed	$110

Net assets acquired	$254

            The following unaudited pro forma data for Marathon includes the results of operations of KMOC giving effect to the acquisition as if it had been consummated at the beginning of the period presented. The pro forma data is based on historical information and does not necessarily represent the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(In millions, except per share amounts)	2003

Revenues and other income	$41,257
Income from continuing operations	1,005
Net income	1,314
Per share amounts applicable to Common Stock
Income from continuing operations – basic and diluted	3.24
Net income – basic and diluted	4.23

            During 2002, in two separate transactions, Marathon acquired interests in the Alba Field offshore Equatorial Guinea, West Africa, and certain other related assets.

            On January 3, 2002, Marathon acquired certain interests from CMS Energy Corporation for $1.005 billion. Marathon acquired three entities that own a combined 52.4 percent working interest in the Alba Production Sharing Contract and a net 43.2 percent interest in an onshore liquefied petroleum gas processing plant through an equity method investee. Additionally, Marathon acquired a 45.0 percent net interest in an onshore methanol production plant through an equity method investee. Results of operations for 2002 include the results of the interests acquired from CMS Energy from January 3, 2002.

            On June 20, 2002, Marathon acquired 100 percent of the outstanding stock of Globex Energy, Inc. ("Globex") for $155 million. Globex owned an additional 10.9 percent working interest in the Alba Production Sharing Contract and an additional net 9.0 percent interest in the onshore liquefied petroleum gas processing plant. Globex also held oil and gas interests offshore Australia, which were sold on October 28, 2003. Results of operations include the results of the interests acquired from Globex from June 20, 2002.

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

6. Discontinued Operations

    On October 1, 2003, Marathon sold its exploration and production operations in western Canada for $612 million. This divestiture decision was made as part of Marathon's strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in Marathon's Consolidated Statement of Income. The sale resulted in a gain of $278 million, including a tax benefit of $8 million, which has been reported in discontinued operations. Revenues applicable to the discontinued operations totaled $188 million and $165 million for 2003 and 2002. Pretax income or loss from discontinued operations was income of $66 million for 2003 and a loss of $4 million for 2002. During 2004, the final working capital adjustment was determined, which resulted in an additional gain of $4 million and is reported in discontinued operations.

7. Income Per Common Share

	2004		2003		2002
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted

Income from continuing operations	$1,257	$1,257	$1,012	$1,012	$507	$507
Income (loss) from discontinued operations	4	4	305	305	(4)	(4)
Cumulative effect of change in accounting principle	–	–	4	4	13	13

Net income	$1,261	$1,261	$1,321	$1,321	$516	$516

Shares of common stock outstanding (thousands):
Average number of common shares outstanding	336,485	336,485	310,129	310,129	309,792	309,792
Effect of dilutive securities – stock options	–	1,768	–	197	–	159

Average common shares including dilutive effect	336,485	338,253	310,129	310,326	309,792	309,951

Per share:
Income from continuing operations	$3.74	$3.72	$3.26	$3.26	$1.63	$1.63

Income (loss) from discontinued operations	$.01	$.01	$.99	$.99	$(.01)	$(.01)

Cumulative effect of change in accounting principle	$–	$–	$.01	$.01	$.04	$.04

Net income	$3.75	$3.73	$4.26	$4.26	$1.66	$1.66

8. Segment Information

            Revenues by product line were:

(In millions)	2004	2003	2002

Refined products	$29,780	$24,092	$19,729
Merchandise	2,489	2,395	2,521
Liquid hydrocarbons	13,860	10,500	6,517
Natural gas	3,266	3,796	2,362
Transportation and other products	203	180	166

Total	$49,598	$40,963	$31,295

    Matching buy/sell transactions settled in cash by product line were:

(In millions)	2004	2003	2002

Refined products	$1,226	$826	$771
Liquid hydrocarbons	7,938	6,332	3,709

Total	$9,164	$7,158	$4,480

    The following represents information by operating segment:

(In millions)	Exploration and Production	Refining, Marketing and Transportation	Integrated Gas	Total

2004
Revenues:
Customer	$4,519	$42,435	$1,593	$48,547
Intersegment(a)	370	152	146	668
Related parties	8	1,043	–	1,051

Total revenues	$4,897	$43,630	$1,739	$50,266

Segment income	$1,696	$1,406	$48	$3,150
Income from equity method investments	20	81	69	170
Depreciation, depletion and amortization(b)	750	416	8	1,174
Impairments(c)	–	–	–	–
Capital expenditures(d)	944	784	490	2,218

2003
Revenues:
Customer	$4,394	$33,508	$2,140	$40,042
Intersegment(a)	405	97	108	610
Related parties	12	909	–	921

Total revenues	$4,811	$34,514	$2,248	$41,573

Segment income	$1,580	$819	$(3)	$2,396
Income from equity method investments(e)	50	82	21	153
Depreciation, depletion and amortization(b)	724	375	12	1,111
Impairments(c)	3	–	–	3
Capital expenditures(d)	973	772	131	1,876

2002
Revenues:
Customer	$3,894	$25,384	$1,148	$30,426
Intersegment(a)	583	146	69	798
Related parties	–	869	–	869

Total revenues	$4,477	$26,399	$1,217	$32,093

Segment income	$1,059	$372	$23	$1,454
Income from equity method investments	75	48	14	137
Depreciation, depletion and amortization(b)	744	364	3	1,111
Impairments(c)	13	–	–	13
Capital expenditures(d)	820	621	48	1,489

(a)
Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)
Differences between segment totals and Marathon totals represent impairments and amounts related to corporate administrative activities.
(c)
Excludes impairments of unproved oil and gas properties and $12 million of proved property impairments not allocated to the E&P segment in 2004.
(d)
Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.
(e)
Excludes a $124 million loss on the dissolution of MKM Partners L.P., which was not allocated to segments. See Note 13.

The following reconciles segment income to income from operations as reported in Marathon's consolidated statement of income:

(In millions)	2004	2003	2002

Segment income	$3,150	$2,396	$1,454
Items not allocated to segments:
Administrative expenses	(307)	(227)	(194)
Gains (losses) on U.K. long-term gas contracts	(99)	(66)	18
Impairment of certain oil and gas properties	(44)	–	–
Corporate insurance adjustment	(32)	–	–
Gain on asset disposition	–	106	24
Loss on dissolution of MKM Partners L.P.	–	(124)	–
Gain (loss) on ownership changes in subsidiaries	2	(1)	12
Contract settlement	–	–	(15)
Inventory market valuation adjustments	–	–	71

Total income from operations	$2,670	$2,084	$1,370

            Geographic Area:

            The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices that approximate market.

		Revenues
(In millions)	Year	Within Geographic Areas	Between Geographic Areas	Total	Assets(a)

United States	2004	$47,284	$–	$47,284	$8,396
	2003	39,377	–	39,377	8,061
	2002	29,930	–	29,930	7,904
Canada	2004	698	1,678	2,376	23
	2003	413	1,218	1,631	24
	2002	265	917	1,182	485
United Kingdom	2004	995	–	995	1,076
	2003	849	–	849	1,215
	2002	916	–	916	1,316
Equatorial Guinea	2004	312	–	312	2,444
	2003	119	–	119	1,656
	2002	82	–	82	1,018
Other Foreign Countries	2004	309	190	499	1,208
	2003	205	134	339	1,049
	2002	102	153	255	1,144
Eliminations	2004	–	(1,868)	(1,868)	–
	2003	–	(1,352)	(1,352)	–
	2002	–	(1,070)	(1,070)	–
Total	2004	$49,598	–	$49,598	$13,147
	2003	40,963	–	40,963	12,005
	2002	31,295	–	31,295	11,867

(a)
Includes property, plant and equipment and investments.

9. Other Items

            Net interest and other financing costs

(In millions)	2004	2003	2002

Interest and other financial income:
Interest income	$45	$16	$10
Income from interest rate swaps	24	23	2
Foreign currency adjustments	9	13	8

Total	78	52	20

Interest and other financing costs:
Interest incurred(a)	262	282	288
Less interest capitalized	48	41	16

Net interest expense	214	241	272
Interest on tax issues	12	(13)	9
Other	13	10	7

Total	239	238	288

Net interest and other financing costs	$161	$186	$268

(a)
Excludes $40 million, $34 million and $28 million paid by United States Steel in 2004, 2003 and 2002 on assumed debt.

            Foreign currency transactions

            Aggregate foreign currency gains (losses) were included in the income statement as follows:

(In millions)	2004	2003	2002

Net interest and other financing costs	$9	$13	$8
Provision for income taxes	(15)	(15)	(10)

Aggregate foreign currency gains (losses)	$(6)	$(2)	$(2)

10. Income Taxes

    Provisions (credits) for income taxes were:

	2004			2003			2002
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$473	$(22)	$451	$280	$95	$375	$105	$(26)	$79
State and local	47	1	48	56	(4)	52	21	33	54
Foreign	280	(52)	228	177	(20)	157	166	70	236

Total	$800	$(73)	$727	$513	$71	$584	$292	$77	$369

            A reconciliation of federal statutory tax rate (35 percent) to total provisions follows:

(In millions)	2004	2003	2002

Statutory rate applied to income before income taxes	$694	$559	$307
Effects of foreign operations:
Remeasurement of deferred taxes due to legislated changes(a)	–	–	61
All other, including foreign tax credits	26	(7)	(12)
State and local income taxes after federal income tax effects	32	35	34
Credits other than foreign tax credits	(2)	(6)	(11)
Effects of partially owned companies	(3)	(6)	(6)
Adjustment of prior years' federal income taxes	(11)	17	(1)
Other	(9)	(8)	(3)

Total provisions	$727	$584	$369

(a)
Represents a one-time deferred tax charge as a result of the enactment of a supplemental tax in the United Kingdom.

            Deferred tax assets and liabilities resulted from the following:

(In millions)	December 31	2004	2003

Deferred tax assets:
Net operating loss carryforwards (expiring in 2023)		$2	$–
Capital loss carryforwards (expiring in 2008)		57	67
State tax loss carryforwards (expiring in 2005 through 2021)		122	131
Foreign tax loss carryforwards(a)		581	479
Expected federal benefit for:
Crediting certain foreign deferred income taxes		292	331
Deducting state and foreign deferred income taxes		36	45
Employee benefits		341	301
Contingencies and other accruals		201	180
Investments in subsidiaries and equity investees		65	68
Other		156	130
Valuation allowances(b):
Federal		(57)	(67)
State		(71)	(73)
Foreign(c)		(365)	(283)

Total deferred tax assets(d)		1,360	1,309

Deferred tax liabilities:
Property, plant and equipment(c)		2,192	2,168
Inventory		315	317
Prepaid pensions		72	96
Other		147	145

Total deferred tax liabilities		2,726	2,726

Net deferred tax liabilities		$1,366	$1,417

(a)
For 2004, includes $534 million for Norway which has no expiration date. The remainder expire 2005 through 2019.
(b)
Valuation allowances related to deferred federal tax assets are associated with capital loss carryforwards. The remaining valuation allowances are primarily associated with net operating loss carryforwards in several state jurisdictions, Norway, and several other foreign jurisdictions.
(c)
A revision was made to the deferred tax liability for property, plant and equipment and valuation allowance for Norway at December 31, 2003. The revision increased the deferred tax liability by $153 million and decreased the valuation allowance by the same amount. The revision had no impact on income, financial position or cash flow.
(d)
Marathon expects to generate sufficient future taxable income to realize the benefit of the deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based on certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and Marathon's tax profile in the years that such credits may be claimed.

            Net deferred tax liabilities were classified in the consolidated balance sheet as follows:

(In millions)	December 31	2004	2003

Assets:
Other current assets		$127	$37
Other noncurrent assets		60	35
Liabilities:
Deferred income taxes		1,553	1,489

Net deferred tax liabilities		$1,366	$1,417

            The consolidated tax returns of Marathon for the years 1998 through 2003 are under various stages of audit and administrative review by the IRS. Marathon believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

            Pretax income from continuing operations included amounts attributable to foreign sources of $534 million in 2004, $453 million in 2003 and $372 million in 2002.

            Undistributed income of certain consolidated foreign subsidiaries at December 31, 2004, amounted to $687 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because Marathon intends to permanently reinvest such income in those foreign operations. If such income were not permanently reinvested, a deferred tax liability of $241 million would have been required.

            See Note 3 for a discussion of the Tax Sharing Agreement between Marathon and United States Steel.

11. Business Transformation

    During 2003, Marathon implemented an organizational realignment plan that included streamlining Marathon's business processes and services, realigning reporting relationships to reduce costs across all organizations, consolidating organizations in Houston and reducing the workforce. During 2004, Marathon entered into two outsourcing agreements to achieve further business process improvements and cost reductions.

            During 2004 and 2003, Marathon recorded $43 million and $24 million of costs as general and administrative expenses related to these business transformation programs. These charges included employee severance and benefit costs related to the elimination of approximately 700 regular employee positions, relocation costs, net benefit plans settlement and curtailment losses and fixed asset related costs.

            The following table sets forth the significant components and activity in the business transformation programs during 2004 and 2003.

(In millions)	Accrued January 1	Expense	Noncash Charges (Gains)	Cash Payments	Accrued December 31

2004
Employee severance and termination benefits	$12	$15	$–	$24	$3
Net benefit plans settlement and curtailment losses	–	20	20	–	–
Relocation costs	5	8	–	11	2
Fixed asset related costs	1	–	–	1	–

Total	$18	$43	$20	$36	$5

2003
Employee severance and termination benefits	$–	$25	$–	$13	$12
Net benefit plans settlement and curtailment gains	–	(10)	(10)	–	–
Relocation costs	–	5	–	–	5
Fixed asset related costs	–	4	2	1	1

Total	$–	$24	$(8)	$14	$18

            No additional significant charges are expected to be incurred in 2005.

12. Inventories

(In millions)	December 31	2004	2003

Liquid hydrocarbons and natural gas		$676	$674
Refined products and merchandise		1,192	1,151
Supplies and sundry items		127	130

Total		$1,995	$1,955

            The LIFO method accounted for 92 percent and 91 percent of total inventory value at December 31, 2004 and 2003. Current acquisition costs were estimated to exceed the LIFO inventory values at December 31, 2004 and 2003, by approximately $1,294 million and $655 million. Cost of revenues was reduced and income from operations was increased by $4 million in 2004, $11 million in 2003, and less than $1 million in 2002 as a result of liquidations of LIFO inventories.

13. Investments and Long-Term Receivables

(In millions)	December 31	2004	2003

Equity method investments:
Alba Plant LLC		$432	$277
Atlantic Methanol Production Company, LLC		265	263
Pilot Travel Centers LLC		372	373
Other		265	259
Other investments		3	3
Recoverable environmental costs receivable		52	81
Value-added tax refunds receivable		32	13
Fair value of derivative assets		24	34
Deposits of restricted cash		89	5
Other receivables		12	15

Total		$1,546	$1,323

            Summarized financial information of investees accounted for by the equity method of accounting follows:

(In millions)	2004	2003	2002

Income data – year:
Revenues and other income	$7,419	$7,036	$5,541
Operating income	434	435	329
Net income	330	319	264

Balance sheet data – December 31:
Current assets	$583	$619
Noncurrent assets	3,990	3,727
Current liabilities	569	641
Noncurrent liabilities	1,511	1,172

            Marathon's carrying value of its equity method investments is $258 million higher than the underlying net assets of investees. This basis difference is being amortized into income over the remaining useful lives of the underlying net assets.

            Dividends and partnership distributions received from equity investees (excluding distributions that represented a return of capital previously contributed) were $127 million in 2004, $175 million in 2003 and $109 million in 2002.

            On June 30, 2003, Marathon Oil Corporation and Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") dissolved MKM Partners L.P. which had oil and gas production operations in the Permian Basin of Texas. Marathon held an 85 percent noncontrolling interest in the partnership. Prior to the dissolution of the partnership, Kinder Morgan acquired MKM Partners L.P.'s 12.75 percent interest in the SACROC unit for an undisclosed amount. The partnership recorded a loss on the disposal of SACROC of $19 million, of which Marathon's share was $17 million. Also prior to the dissolution, Marathon recorded a $107 million impairment of its investment in MKM Partners L.P. due to an other-than-temporary decline in the fair value of the investment. The total loss recognized by Marathon related to the dissolution of MKM Partners L.P. was $124 million. The partnership's interest in the Yates field was distributed to Marathon and Kinder Morgan on dissolution.

14. Property, Plant and Equipment

(In millions)	December 31	2004	2003

Production		$15,162	$14,267
Refining		4,398	3,822
Marketing		1,954	1,926
Transportation		1,816	1,760
Gas processing		524	52
Other		382	366

Total		24,236	22,193
Less accumulated depreciation, depletion and amortization		12,426	11,363

Net		$11,810	$10,830

            Property, plant and equipment includes gross assets acquired under capital leases of $49 million at December 31, 2004 and 2003, with related amounts in accumulated depreciation, depletion and amortization of $6 million and $2 million at December 31, 2004 and 2003.

            On November 3, 2003, Marathon sold its 42.45 percent interest in the Yates field and its 100 percent interest in the Yates gathering system to Kinder Morgan for $229 million and recognized a loss of $8 million. This divestiture decision was made as part of Marathon's strategic plan to rationalize noncore oil and gas properties. The Yates field and gathering system consisted of assets of $240 million of property, plant and equipment and asset retirement obligations of $3 million.

            During 2002, Marathon acquired additional interests in coalbed natural gas assets in the Powder River Basin of northern Wyoming and southern Montana from XTO Energy, Inc. ("XTO") in exchange for certain oil and gas properties in eastern Texas and northern Louisiana. Additionally, 100 million cubic feet per day of long-term gas transportation capacity was released to Marathon by the original owner of the Powder River Basin interests. On July 1, 2002, Marathon completed this transaction by selling its production interests in the San Juan Basin of New Mexico to XTO for $42 million. Marathon recognized a gain of $24 million in 2002 related to this transaction.

15. Goodwill

    The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, are as follows:

(In millions)	Exploration and Production	Refining, Marketing and Transportation	Total

Balance as of January 1, 2003	$253	$21	$274
Purchase price adjustment	(7)	–	(7)
Goodwill allocated to sale of western Canada operations	(15)	–	(15)

Balance as of December 31, 2003	231	21	252
Current year activity	–	–	–

Balance as of December 31, 2004	$231	$21	$252

            The E&P segment tests for impairment in the second quarter of each year. The RM&T segment tests for impairment in the fourth quarter of each year. No impairment in the carrying value has been deemed necessary.

16. Intangible Assets

    Intangible assets are as follows:

(In millions) December 31	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

2004
Amortized intangible assets:
Branding agreements	$53	$19	$34
Elba Island delivery rights	42	5	37
Other	39	27	12

Total	$134	$51	$83

Unamortized intangible assets:
Unrecognized prior service costs	$20	$–	$20
Other	5	–	5

Total	$25	$–	$25

2003
Amortized intangible assets:
Branding agreements	$53	$19	$34
Elba Island delivery rights	42	2	40
Other	40	23	17

Total	$135	$44	$91

Unamortized intangible assets:
Unrecognized prior service costs	$23	$–	$23
Other	4	–	4

Total	$27	$–	$27

            Amortization expense related to intangibles during 2004, 2003 and 2002 totaled $7 million, $12 million and $10 million. Estimated amortization expense for the years 2005-2009 is $12 million, $11 million, $8 million, $6 million and $5 million.

17. Derivative Instruments

    The following table sets forth quantitative information by category of derivative instrument at December 31, 2004 and 2003. These amounts are reported on a gross basis by individual derivative instrument. The amounts exclude the variable margin deposit balances held in various brokerage accounts.

		2004		2003
	December 31
(In millions)		Assets(a)	(Liabilities)(a)	Assets(a)	(Liabilities)(a)

Commodity Instruments
Fair value hedges(b):
Exchange traded commodity futures		$2	$(1)	$–	$–
OTC commodity swaps		27	–	17	(1)
Cash flow hedges(c):
OTC commodity swaps		$–	$–	$3	$(9)
OTC commodity options		–	–	2	(23)
Non-hedge designation:
Exchange-traded commodity futures		$222	$(210)	$94	$(98)
Exchange-traded commodity options		79	(65)	5	(11)
OTC commodity swaps		101	(61)	61	(38)
OTC commodity options		5	(4)	5	(4)
Nontraditional Instruments
United Kingdom long-term natural gas contracts(d)		$–	$(127)	$–	$(29)
Physical commodity contracts(e)		86	(91)	70	(61)
Financial Instruments
Fair value hedges:
OTC interest rate swaps(f)		2	(12)	$11	$(7)
Cash flow hedges(c):
OTC foreign currency swaps		$10	$(1)	$–	$–

(a)
The fair value and carrying value of derivative instruments are the same. The fair value amounts for OTC positions are determined using option-pricing models or dealer quotes. The fair values of exchange-traded positions are based on market quotes derived from major exchanges. The fair value of interest rate and foreign currency swaps is based on dealer quotes. Marathon's consolidated balance sheet is reported on a net asset/(liability) basis by brokerage firm, as permitted by the master netting agreements.
(b)
There was no ineffectiveness associated with fair value hedges for 2004 or 2003 because the hedging instrument and the existing firm commitment contracts are priced on the same underlying index. Certain derivative instruments used in the fair value hedges mature between 2005 and 2008.
(c)
The ineffective portion of changes in the fair value for cash flow hedges, on a before tax basis, during 2004 and 2003 was $1 million and less than $1 million. In addition, during 2004 and 2003, losses of $3 million and $8 million were recognized in revenues as the result of a discontinuation of a portion of a cash flow hedge related to natural gas and crude oil production. Of the $12 million recorded in OCI as of December 31, 2004, $2 million is expected to be reclassified to income in 2005.
(d)
The contract price under the U.K. long-term natural gas contracts is reset annually and is indexed to a basket of costs of living and energy commodity indices for the previous twelve months. The fair value of these contracts is determined by applying the difference between the contract price and the U.K. forward gas strip price to the expected sales volumes under these contracts for the next eighteen months. The eighteen-month period represents approximately ninety percent of market liquidity in that region.
(e)
Certain physical commodity contracts are classified as nontraditional derivative instruments because certain volumes covered by these contracts are physically netted at particular delivery locations. Additionally, other physical contracts that involve flash title are accounted for as nontraditional derivative instruments.
(f)
The fair value of OTC interest rate swaps exclude accrued interest amounts not yet settled. As of December 31, 2004 and 2003, accrued interest approximated $4 million and $7 million. The net fair value of the OTC interest rate swaps as of December 31, 2004 and 2003 of a $10 million loss and a $4 million gain, is included in long-term debt (see Note 20).

18. Fair Value of Financial Instruments

    Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 17, by individual balance sheet account. Marathon's financial instruments at December 31, 2004 and 2003 were:

		2004		2003
(In millions)	December 31	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Financial assets:
Cash and cash equivalents		$3,369	$3,369	$1,396	$1,396
Receivables		3,220	3,220	2,510	2,510
Receivables from United States Steel		590	602	549	613
Investments and long-term receivables		266	188	186	117

Total financial assets		$7,445	$7,379	$4,641	$4,636

Financial liabilities:
Accounts payable		$4,474	$4,474	$3,369	$3,369
Payables to United States Steel		5	5	12	12
Accrued interest		92	92	85	85
Long-term debt (including amounts due within one year)		4,480	3,925	4,740	4,181

Total financial liabilities		$9,051	$8,496	$8,206	$7,647

            Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities. Fair value of the receivables from United States Steel was estimated using market prices for United States Steel debt assuming the industrial revenue bonds are redeemed on or before the tenth anniversary of the Separation per the Financial Matters Agreement.

19. Short-Term Debt

    Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million bearing interest at short-term market rates determined at the time of a request for borrowings. At December 31, 2004, there were no borrowings against these lines of credit.

            MAP has a $190 million revolving credit agreement with Ashland that terminates in March 2005, as discussed in Note 4. Pursuant to the terms of Marathon's agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland (see Note 29), MAP effectively was restricted from borrowing from Ashland under this facility after September 30, 2004.

20. Long-Term Debt

(In millions)	December 31	2004	2003

Marathon Oil Corporation:
Revolving credit facility due 2009(a)		$–	$–
Commercial paper(a)		–	–
7.200% notes due 2004		–	251
6.650% notes due 2006		300	300
5.375% notes due 2007(b)		450	450
6.850% notes due 2008		400	400
6.125% notes due 2012(b)		450	450
6.000% notes due 2012(b)		400	400
6.800% notes due 2032(b)		550	550
9.375% debentures due 2012		163	163
9.125% debentures due 2013		271	271
9.375% debentures due 2022		81	81
8.500% debentures due 2023		123	123
8.125% debentures due 2023		229	229
6.570% promissory note due 2006(b)		9	15
Series A Medium term notes due 2022		3	3
4.750% – 6.875% Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes due 2009 – 2033(c)		496	494
Sale-leaseback financing due 2003 – 2012(d)		71	76
Capital lease obligation due 2012(e)		51	59
Consolidated subsidiaries:
Revolving credit facility due 2009(a)		–	–
All other obligations, including capital lease obligations due 2005 – 2018		44	47

Total(f)(g)		4,091	4,362
Unamortized discount		(8)	(9)
Fair value adjustments on notes subject to hedging(h)		(10)	4
Amounts due within one year		(16)	(272)

Long-term debt due after one year		$4,057	$4,085

(a)
Marathon has a $1.5 billion 5-year revolving credit agreement and MAP has a $500 million 5-year revolving credit facility, both of which terminate in May 2009. Interest on these facilities is based on defined short-term market rates. During the term of the agreements, Marathon is obligated to pay a variable facility fee on total commitments, which at December 31, 2004 was 0.125%. At December 31, 2004, there were no borrowings against these facilities. Commercial paper is supported by the unused and available credit on the Marathon 5-year facility and, accordingly, is classified as long-term debt.
(b)
These notes contain a make-whole provision allowing Marathon the right to repay the debt at a premium to market price.
(c)
United States Steel has assumed responsibility for repayment of $472 million of these obligations.
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
(e)
This obligation relates to a lease of equipment at United States Steel's Clairton Works cokemaking facility in Pennsylvania with a term through 2012. Marathon is the primary obligor under this lease. Under the Financial Matters Agreement, United States Steel has assumed responsibility for all obligations under this lease. This lease is an amortizing financing with a final maturity of 2012.
(f)
Required payments of long-term debt for the years 2006-2009 are $315 million, $474 million, $417 million and $20 million, respectively. Of these amounts, payments assumed by United States Steel are $11 million, $21 million, $14 million and $15 million, respectively.
(g)
In the event of a change in control of Marathon, as defined in the related agreements, debt obligations totaling $1.579 billion at December 31, 2004, may be declared immediately due and payable.
(h)
See Note 17 for information on interest rate swaps.

21. Deferred Credits and Other Liabilities

    Deferred credits and other liabilities included the following:

(In millions)	December 31	2004	2003

Deferred credits:
Deferred revenue on gas supply contracts		$21	$27
Deferred credits on crude oil contracts		13	30
Deferred gain on formation of Centennial Pipeline LLC		12	12
Other deferred credits		2	1
Other liabilities:
Environmental remediation liabilities		69	82
Liability for retrospective insurance premiums		46	–
Accrued LNG facility costs		20	22
Fair value of derivative liabilities		76	22
Indemnification payable		9	9
Guarantees		4	4
Other		16	18

Total deferred credits and other liabilities		$288	$227

22. Supplemental Cash Flow Information

(In millions)	2004	2003	2002

Net cash provided from operating activities from continuing operations included:
Interest and other financing costs paid (net of amount capitalized)	$206	$254	$258
Income taxes paid to taxing authorities	674	537	173
Income tax settlements paid to United States Steel	3	16	7

Commercial paper and revolving credit arrangements – net:
Commercial paper – issued	–	$4,733	$10,669
– repayments	–	(4,833)	(10,569)
Credit agreements – borrowings	–	3	3,700
– repayments	–	(34)	(4,175)
Ashland credit agreements – borrowings	653	182	266
– repayments	(653)	(182)	(266)

Total	$–	$(131)	$(375)

Noncash investing and financing activities:
Common Stock issued for employee stock plans	$6	$4	$9
Asset retirement costs capitalized	66	61	–
Liabilities assumed in connection with capital expenditures	1	1	10
Debt payments assumed by United States Steel	13	5	4
Capital lease obligations:
Asset acquired	–	41	–
Assumed by United States Steel	–	59	–
Disposal of assets:
Exchange of oil and gas producing properties for Powder River basin assets	–	–	42
Notes received in asset disposal transactions	–	–	5
Liabilities assumed in acquisitions:
KMOC	–	107	–
Equatorial Guinea interests	–	–	179
Net assets contributed to joint ventures	3	42	–
Joint venture dissolution	–	212	–
Liabilities assumed by buyer of discontinued operations	–	212	–

23. Pensions and Other Postretirement Benefits

    The following summarizes the obligations and funded status for those plans sponsored by Marathon:

	Pension Benefits				Other Benefits
	2004		2003		2004	2003
(In millions)	U.S.	Int'l	U.S.	Int'l

Change in benefit obligations
Benefit obligations at January 1	$540	$262	$455	$156	$387	$433
Service cost	24	9	23	7	4	6
Interest cost	31	14	31	11	22	27
Plan amendment	–	–	–	–	–	(97)
Actuarial (gain) losses	46	41	64	93	(31) (a)	52
Net settlements and curtailments	(80)	–	1	–	(1)	(4)
Benefits paid	(14)	(4)	(34)	(5)	(25)	(30)

Benefit obligations at December 31	$547	$322	$540	$262	$356	$387

Change in plan assets
Fair value of plan assets at January 1	$463	$139	$413	$104
Actual return on plan assets	35	27	81	32
Employer contribution	7	24	–	8
Settlement payments	(77)	–	–	–
Benefits paid from plan assets	(14)	(5)	(31)	(5)

Fair value of plan assets at December 31	$414	$185	$463	$139

Funded status of plans at December 31(b)	$(133)	$(137)	$(77)	$(123)	$(356)	$(387)
Unrecognized net transition asset	(2)	–	(4)	–	–	–
Unrecognized prior service costs (benefits)	15	–	20	–	(65)	(81)
Unrecognized net losses	228	127	230	114	122	162

Prepaid (accrued) benefit cost	$108	$(10)	$169	$(9)	$(299)	$(306)

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$128	$–	$181	$–	$–	$–
Accrued benefit liability	(27)	(81)	(21)	(93)	(299)	(306)
Accumulated other comprehensive income(c)	7	71	9	84	–	–

Prepaid (accrued) benefit cost	$108	$(10)	$169	$(9)	$(299)	$(306)

    The accumulated benefit obligation for all defined benefit pension plans was $660 million and $658 million at December 31, 2004 and 2003, respectively. Other Benefits in the above table is not applicable to Marathon's foreign subsidiaries.

(a)
Includes the impact related to the Act, which reduced the obligation by $44 million.
(b)
Includes several plans that have accumulated benefit obligations in excess of plan assets:

	December 31
	2004		2003
	U.S.	Int'l	U.S.	Int'l

Projected benefit obligations	$(45)	(322)	$(35)	(262)
Accumulated benefit obligations	(27)	(265)	(21)	(233)
Fair value of plan assets	–	185	–	139

(c)
Excludes income tax effects.

            The following summarizes the obligations and funded status for those plans sponsored by MAP:

	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003

Change in benefit obligations
Benefit obligations at January 1	$1,051	$831	$346	$295
Service cost	70	64	14	15
Interest cost	64	59	20	19
Actuarial (gain) losses	114	144	(34) (a)	21
Settlement payments	(4)	–	–	–
Benefits paid	(92)	(47)	(5)	(4)

Benefit obligations at December 31	$1,203	$1,051	$341	$346

Change in plan assets
Fair value of plan assets at January 1	$473	$356
Actual return on plan assets	44	75
Employer contribution	114	89
Settlement payments	(4)	–
Benefits paid from plan assets	(92)	(47)

Fair value of plan assets at December 31	$535	$473

Funded status of plans at December 31(b)	$(668)	$(578)	$(341)	$(346)
Unrecognized net transition asset	(2)	(3)	–	–
Unrecognized prior service costs (credits)	18	21	(26)	(33)
Unrecognized net losses	502	411	61	98

Accrued benefit cost	$(150)	$(149)	$(306)	$(281)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(230)	$(248)	$(306)	$(281)
Intangible asset	20	23	–	–
Accumulated other comprehensive income(c)	60	76	–	–

Accrued benefit cost	$(150)	$(149)	$(306)	$(281)

            The accumulated benefit obligation for all defined benefit pension plans was $763 million and $721 million at December 31, 2004 and 2003.

(a)
Includes the impact related to the Act, which reduced the obligation by $49 million.
(b)
All MAP plans have accumulated benefit obligations in excess of plan assets:

	December 31
	2004	2003
Projected benefit obligations	$(1,203)	$(1,051)
Accumulated benefit obligations	(763)	(721)
Fair value of plan assets	535	473

(c)
Excludes the effects of minority interest and income taxes.

            The following information disclosed thru page F-34 relates to the plans sponsored by Marathon and MAP.

		Pension Benefits						Other Benefits
		2004			2003		2002	2004	2003	2002
	(In millions)	U.S.	Int'l		U.S.	Int'l

	Components of net periodic benefit cost
	Service cost	$94	$9		$87	$7	$66	$18	$21	$16
	Interest cost	95	14		90	11	74	42	46	40
	Expected return on plan assets	(84)	(10)		(84)	(7)	(100)	–	–	–
Amortization	– net transition gain	(4)	–		(4)	–	(4)	–	–	–
	– prior service costs (credits)	4	–		5	–	5	(14)	(10)	(8)
	– actuarial loss	39	7		32	5	7	11	12	4
	Multi-employer and other plans(a)	2	–		2	–	7	3	2	2
	Settlement, curtailment and termination losses (gains)(b)	37	–		6	1	–	(9)	(16)	–

	Net periodic benefit cost(c)	$183	$20	(d)	$134	$17	$55	$51	$55	$54

(a)
International net periodic pension cost of $5 million for the year ending 2002 was disclosed in the aggregate as other plans.
(b)
Includes business transformation costs.
(c)
Includes MAP's net periodic pension cost of $116 million, $106 million, $54 million and other benefits cost of $34 million, $34 million and $23 million for 2004, 2003, and 2002.
(d)
Excludes an additional $4 million of pension expense recognized under international minimum funding requirements of the 1995 Pension Act.

	Pension Benefits						Other Benefits
	2004		2003		2002		2004	2003	2002
(In millions)	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l

Increase (decrease) in minimum liability included in other comprehensive income, excluding tax effects and minority interest	$(18)	$(13)	$33	$52	$31	$32	N/A	N/A	N/A

                 Plan Assumptions

	Pension Benefits						Other Benefits
	2004		2003		2002		2004	2003	2002
	U.S.	Int'l	U.S.	Int'l	U.S.	Int'l

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	5.75%	5.30%	6.25%	5.40%	6.50%	6.75%	5.75%	6.25%	6.50%
Rate of compensation increase	4.50%	4.60%	4.50%	4.50%	4.50%	4.25%	4.50%	4.50%	4.50%
Weighted average actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.25%	5.40%	6.50%	5.50%	7.00%	6.00%	6.25%	6.50%	7.00%
Expected long-term return on plan assets	9.00%	6.87%	9.00%	7.00%	9.50%	7.52%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.25%	5.00%	4.50%	4.50%	4.50%	5.00%

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

                 International Plans

            The overall expected long-term return on plan assets is derived using the expected returns on the different asset classes, individual asset classes, weighted by holdings as of year end. The long term rate of return on equity investments is assumed to be 2.5 percent greater than the yield on local government stock. Expected returns on debt securities are taken directly at market yields and cash is taken at the local currency base rate.

    Assumed health care cost trend rates at December 31:

	2004	2003

Health care cost trend rate assumed for next year	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

            Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost components	$11	$(9)
Effect on other postretirement benefit obligations	99	(85)

                 Plan Assets

            The pension plans weighted-average asset allocations by asset category are as follows:

	2004		2003
Asset Category	U.S.	Int'l	U.S.	Int'l

Equity securities	78%	73%	77%	76%
Debt securities	21%	24%	22%	23%
Real estate	1%	–	1%	–
Other	–	3%	–	1%

Total	100%	100%	100%	100%

                 Plan Investment Policies and Strategies

                 U.S. Plans

            The investment policy reflects the funded status of the plan and the future ability of the Company to make further contributions. Historical performance results and future expectations suggest that common stocks will provide higher total investment returns than fixed-income securities over a long-term investment horizon. As a result, equity investments will likely continue to exceed 50 percent of the value of the fund. Accordingly, bond and other fixed income investments will comprise the remainder of the fund. Short term investments shall reflect the liquidity requirements for making pension payments. The plans' targeted asset allocation is comprised of 75 percent equities and 25 percent debt securities. Management of the plans' assets is delegated to the United States Steel and Carnegie Pension Fund. The fund manager has discretion to move away from the target allocations based upon the manager's judgment as to current confidence or concern for the capital markets. Investments are diversified by industry and type, limited by grade and maturity. The policy prohibits investments in any securities in the steel industry and allows derivatives subject to strict guidelines. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.

                 International Plans

            The objective of the investment policy is to achieve a long-term return which is consistent with assumptions made by the actuary in determining the funding requirements of the plans. The target asset allocation of approximately 75 percent equities and 25 percent debt securities and the unitized pool approach meets this objective and controls the various risks to which the plans assets are exposed, including matching the timing of estimated future obligations to the maturities of the plans' assets. The day-to-day management of the plans' assets are delegated to several professional investment managers. The spread of assets by type and the investment managers' policies on investing in individual securities within each type provides adequate diversification of investments. The use of derivatives by the investment managers is permitted and plan specific, subject to strict guidelines. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and periodic asset and liability studies.

                 Cash Flows

                 Contributions

            Both MAP and Marathon's foreign subsidiaries expect to make contributions to their funded pension plans in 2005 approximating $127 million and $31 million, respectively. Marathon is not required to make a cash contribution to its funded domestic pension plan in 2005. Cash contributions to be paid from the general assets of the company for both the unfunded pension and postretirement benefit plans are expected to be approximately $2 million and $34 million in 2005.

                 Estimated Future Benefit Payments

            The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Benefits(a)
	U.S.		Int'l
	MOC	MAP		MOC	MAP

2005	$28	$50	$5	$26	$8
2006	29	55	5	26	9
2007	33	68	5	26	11
2008	37	75	5	26	12
2009	39	90	6	28	14
Years 2010-2014	283	638	32	140	106

(a)
Expected medicare reimbursements for 2006 through 2014 total $22 million and $7 million for Marathon and MAP.

            Marathon also contributes to several defined contribution plans for eligible employees. Contributions to these plans, which for the most part are based on a percentage of the employees' salary, totaled $35 million in 2004, $37 million in 2003 and $37 million in 2002.

24. Asset Retirement Obligations

            Changes in asset retirement obligations during the year were:

(In millions)	2004	2003

Asset retirement obligations as of January 1	$390	$339
Liabilities incurred(a)	17	32
Liabilities settled(b)	(3)	(42)
Accretion expense (included in depreciation, depletion and amortization)	24	20
Revisions of previous estimates	49	41

Asset retirement obligations as of December 31	$477	$390

(a)
Includes $12 million related to the acquisition of Khanty Mansiysk Oil Corporation in 2003.
(b)
Includes $25 million associated with assets sold in 2003.

25. Stock-Based Compensation Plans

            The following is a summary of stock option and SARs activity:

	Shares	Price(a)

Balance December 31, 2001	6,730,105	28.62
Granted	1,763,500	28.12
Exercised	(242,155)	27.58
Canceled	(186,840)	24.50

Balance December 31, 2002	8,064,610	28.70
Granted	1,729,800	25.58
Exercised	(642,265)	24.48
Canceled	(145,765)	30.27

Balance December 31, 2003	9,006,380	28.33
Granted	2,067,300	33.28
Exercised	(2,963,546)	17.17
Canceled	(96,886)	30.78

Balance December 31, 2004(b)	8,013,248	29.84

(a)
Weighted-average exercise price.
(b)
Of the options outstanding as of December 31, 2004, 3,617,193 and 4,396,055 were outstanding under the 2003 Incentive Compensation Plan and 1990 Stock Plan.

            The following table represents stock options and SARs at December 31, 2004:

	Outstanding				Exercisable
Range of Exercise Prices	Number of Shares Under Option	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number of Shares Under Option	Weighted-Average Exercise Price

$19.44 – 23.41	388,175	4.0	years	$23.05	288,175	$22.93
25.50 – 29.38	3,668,248	7.0		28.33	2,560,743	27.42
30.88 – 34.00	3,956,825	7.5		33.28	1,886,625	32.94

Total	8,013,248	7.1		29.84	4,735,543	29.35

            The following table presents information on restricted stock grants:

	2004	2003	2002

2003 Incentive Compensation Plan:(a)
Number of shares granted	360,070	293,710	–
Weighted-average grant-date fair value per share	$34.42	$26.01	$–

1990 Stock Plan:(b)
Number of shares granted	99,613	39,960	170,028
Weighted-average grant-date fair value per share	$33.61	$25.52	$27.84

Non-Officer Restricted Stock Plan:(c)
Number of shares granted	–	–	332,210
Weighted-average grant-date fair value per share	$–	$–	$24.27

Special restricted stock program:(d)
Number of shares granted	–	–	93,730
Weighted-average grant-date fair value per share	$–	$–	$27.77

(a)
Of the shares granted under the 2003 Incentive Compensation Plan, 11,968 have vested and 41,577 have been cancelled or forfeited. In addition to the shares, 11,750 restricted stock units have been granted to international participants under the plan, 270 have vested and none have been cancelled or forfeited. Thus, as of December 31, 2004, 600,235 shares and 11,480 units were outstanding under the plan.
(b)
Of the shares granted under the 1990 Stock Plan, 505,858 have vested and 287,166 have been cancelled or forfeited. Thus, as of December 31, 2004, 131,948 shares were outstanding under the plan.
(c)
Of the shares granted under the Non-Officer Restricted Stock Plan since 2001, 399,613 have vested and 115,435 have been cancelled or forfeited. In addition to the shares, 73,390 restricted stock units have been granted to international participants under the plan, 30,480 have vested and 9,955 have been cancelled or forfeited. Thus, as of December 31, 2004, 358,970 shares and 32,955 units were outstanding under the plan.
(d)
Of the shares granted under the special restricted stock program, 5,960 shares have been cancelled or forfeited. In addition to the shares, 6,360 restricted stock units were granted to international participants pursuant to this program. All shares and units granted under the program vested on January 23, 2003, and no additional shares will be granted.

            On January 1, 2004, all non-employee directors were granted additional stock-based compensation valued at $40,000 in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. During 2004, 21,786 shares of stock were issued; during 2003, 15,799 shares of stock were issued and during 2002, 14,472 shares of stock were issued.

26. Stockholder Rights Plan

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

(In millions)	Capital Lease Obligations	Operating Lease Obligations

2005	$20	$95
2006	26	80
2007	34	53
2008	26	43
2009	26	26
Later years	101	120
Sublease rentals	–	(54)

Total minimum lease payments	233	$363

Less imputed interest costs	67

Present value of net minimum lease payments included in long-term debt	$166

            In connection with past sales of various plants and operations, Marathon assigned and the purchasers assumed certain leases of major equipment used in the divested plants and operations of United States Steel. In the event of a default by any of the purchasers, United States Steel has assumed these obligations; however, Marathon remains primarily obligated for payments under these leases. Minimum lease payments under these operating lease obligations of $42 million have been included above and an equal amount has been reported as sublease rentals.

            Of the $166 million present value of net minimum capital lease payments, $122 million was related to obligations assumed by United States Steel under the Financial Matters Agreement. Of the $363 million total minimum operating lease payments, $13 million was assumed by United States Steel under the Financial Matters Agreement.

            During 2003, Marathon purchased two LNG tankers which were previously leased. A $17 million charge was recorded on the termination of the operating leases. These tankers are used to transport LNG from Kenai, Alaska to Tokyo, Japan.

            Operating lease rental expense was:

(In millions)	2004		2003		2002

Minimum rental	$168	(a)	$182	(a)	$196	(a)
Contingent rental	15		15		13
Sublease rentals	(12)		(9)		(11)

Net rental expense	$171		$188		$198

(a)
Excludes $11 million, $23 million and $24 million paid by United States Steel in 2004, 2003 and 2002 on assumed leases.

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

    Environmental matters  –  Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 2004 and 2003, accrued liabilities for remediation totaled $110 million and $117 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $65 million and $86 million at December 31, 2004 and 2003, respectively.

            On May 11, 2001, MAP entered into a consent decree with the U.S. Environmental Protection Agency which commits it to complete certain agreed on environmental projects over an eight-year period primarily aimed at reducing air emissions at its seven refineries. The court approved this consent decree on August 28, 2001. The total one-time expenditures for these environmental projects is approximately $370 million over the eight-year period, with about $240 million incurred through December 31, 2004. In addition, MAP has nearly completed certain agreed on supplemental environmental projects as part of this settlement of an enforcement action for alleged Clean Air Act violations, at a cost of $9 million. MAP believes that this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

    Guarantees  –  Marathon and MAP have issued the following guarantees:

(In millions)	Term	Maximum Potential Undiscounted Payments as of December 31, 2004(l)

Indebtedness of equity investees:
LOCAP(a)	Perpetual-Loan Balance Varies	$23
LOOP(a)	2005-2024	160
Centennial(b)	2007-2024	75
Guarantees/indemnifications related to asset sales:
Yates(c)	Indefinite	228
Canada(d)	Indefinite	568
Miscellaneous asset sales(e)	2005-Indefinite	30
Other:
United States Steel(f)	2005-2012	634
Centennial Pipeline catastrophic event(g)	Indefinite	50
Alliance Pipeline(h)	2005-2015	67
Kenai Kachemak Pipeline LLC(i)	2005-2017	15
Corporate assets(j)	(j)	14
Mobile transportation equipment leases(k)	2005-2008	6

(a)
Marathon holds interests in an offshore oil port, LOOP LLC ("LOOP"), and a crude oil pipeline system, LOCAP LLC ("LOCAP"). Both LOOP and LOCAP have secured various project financings with throughput and deficiency ("T&D") agreements. A T&D agreement creates a potential obligation to advance funds in the event of a cash shortfall. When these rights are assigned to a lender to secure financing, the T&D is considered to be an indirect guarantee of indebtedness. Under the agreements, Marathon is required to advance funds if the investees are unable to service debt. Any such advances are considered prepayments of future transportation charges. The terms of the agreements vary but tend to follow the terms of the underlying debt. Assuming non-payment by the investees, the maximum potential amount of future payments under the guarantees is estimated to be $183 million and $192 million at December 31, 2004 and 2003, respectively. Included in these amounts are a LOOP revolving credit facility of $25 million at December 31, 2004 and 2003, and a LOCAP revolving credit facility of $23 million at December 31, 2004 and 2003. The undrawn portion of the revolving credit facilities is $34 million as of December 31, 2004 and 2003.
(b)
MAP holds an interest in a refined products pipeline, Centennial Pipeline LLC ("Centennial"), and has guaranteed the repayment of Centennial's outstanding balance under a Master Shelf Agreement, which expires in 2024, and a Credit Agreement, which expires in 2007. The guarantees arose in order to obtain adequate financing. Prior to expiration of the Master Shelf Agreement, MAP could be relinquished from responsibility under the guarantee should Centennial meet certain financial tests. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments is $75 million at December 31, 2004 and 2003.
(c)
In 2003, Marathon sold its interest in the Yates field and gathering system to Kinder Morgan. In accordance with this transaction, Marathon indemnified Kinder Morgan from inaccuracies in Marathon's representations, warranties, covenants and agreement. There is not a specified term on these guarantees and the maximum potential amount of future cash payments is estimated at $228 million.
(d)
In conjunction with the sale of certain Canadian assets to Husky Oil operations Limited ("Husky") during 2003, Marathon guaranteed Husky with regards to unknown environmental obligations and inaccuracies in representations, warranties, covenants and agreements by Marathon. These indemnifications are part of the normal course of doing business and selling assets. Per the Purchase and Sale agreement, the maximum potential amount of future payments associated with these guarantees is $568 million.
(e)
Marathon entered into certain performance and general guarantees and environmental and general indemnifications in connection with certain asset sales. The terms vary from 2005 to indefinite and the maximum potential amount of future payments under the guarantees and indemnifications is estimated to be $30 million.
(f)
Marathon has guaranteed United States Steel's contingent obligation to repay certain distributions from its 50 percent-owned joint venture, PRO-TEC Coating Company ("PRO-TEC"). Should PRO-TEC default under its agreements and should United States Steel be unable to perform under its guarantee, Marathon is required to perform on behalf of United States Steel. The maximum potential payout is estimated at $14 million at December 31, 2004 and 2003. Additionally, United States Steel is the sole general partner of Clairton 1314B Partnership, L.P., which owns certain cokemaking facilities formerly owned by United States Steel. Marathon has guaranteed to the limited partners all obligations of United States Steel under the partnership documents. In addition to the commitment to fund operating cash shortfalls of the partnership discussed in Note 3, United States Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. United States Steel has estimated the maximum potential amount of this indemnity obligation at December 31, 2004 and 2003, including interest and tax gross-up, was approximately $620 million and $610 million. Furthermore, United States Steel under certain circumstances has indemnified the partnership for environmental obligations. The maximum potential amount of this indemnity obligation is not estimable.

(g)
The agreement between Centennial and its members allows each member to contribute cash in lieu of Centennial procuring separate insurance in the event of third-party liability arising from a catastrophic event. There is an indefinite term for the agreement and each member is to contribute cash in proportion to its ownership interest, up to a maximum amount of $50 million at December 31, 2004 and 2003. In February 2003, Marathon's ownership interest in Centennial increased from 33 percent to 50 percent. As a result of this modification to the Centennial catastrophic event guarantee, MAP recorded a $4 million obligation during 2003.
(h)
Marathon is a party to a long-term transportation services agreement with Alliance Pipeline L.P. ("Alliance"). The agreement requires Marathon to pay minimum annual charges of approximately $5 million through 2015. The payments are required even if the transportation facility is not utilized. As this contract has been used by Alliance to secure its financing, the arrangement qualifies as an indirect guarantee of indebtedness. This agreement runs through 2015 and has a maximum potential payout of $67 million at December 31, 2004 and 2003. As a result of the Canadian sale discussed above, Husky has indemnified Marathon for any claims related to these guarantees.
(i)
Kenai Kachemak Pipeline LLC ("KKPL") was organized in late 2002. Marathon is an equity investor in KKPL, holding a 60 percent, noncontrolling interest. In April 2003, Marathon guaranteed KKPL's performance to properly construct, operate, maintain and abandon the pipeline in accordance with the Alaska Pipeline Act and the Right of Way Lease Agreement with the State of Alaska. The major obligations covered under the guarantee include maintaining the right-of-way, satisfying any liabilities caused by operation of the pipeline, and providing for the abandonment costs. Obligations that could arise under the guarantee would vary according to the circumstances triggering payment but the maximum potential payment is estimated at $15 million at December 31, 2004 and 2003.
(j)
Marathon has entered into leases of corporate assets containing general lessee indemnities and guaranteed residual value clauses. There is not a specified term and the maximum potential amount of future payments is estimated to be $14 million.
(k)
These leases contain terminal rental adjustment clauses which provide that MAP will indemnify the lessor to the extent that the proceeds from the sale of the asset at the end of the lease fall short of the specified minimum percentage of original value.
(l)
$318 million represents guarantees made by MAP and $34 million represents the undrawn portion of revolving credit facilities.

    Contract commitments  –  At December 31, 2004 and 2003, Marathon's contract commitments to acquire property, plant and equipment totaled $1,094 million and $565 million, respectively. The $529 million increase is primarily due to contractual commitments related to the Equatorial Guinea LNG project. Included in these contract commitments is $65 million related to the approximately $300 million in refinery upgrade and expansion projects for MAP's 74,000 bpd Detroit, Michigan refinery. Marathon will loan MAP the funds necessary for the Detroit, Michigan refinery upgrade and expansion projects. The MAP LLC Agreement has been amended to allow the Detroit refinery cash flows to be dedicated to service this debt. The Put/Call Agreement was amended to provide that, in the event Marathon exercises its call right, the Detroit refinery will not be valued at an amount less than the working capital related to the Detroit refinery, excluding working capital additions related to the expansion and clean fuels projects.

    Agreements with joint owners  –  In connection with the 1998 formation of MAP, Marathon and Ashland entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon debt or equity securities equal to the product of 85 percent (90 percent if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115 percent of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Pursuant to the terms of Marathon's agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland, Ashland does not have the right to exercise its put right and Marathon does not have the right to exercise its call right under the Put/Call Agreement unless and until the acquisition agreement is terminated.

            As part of the formation of PTC, MAP and Pilot Corporation (Pilot) entered into a Put/Call and Registration Rights Agreement (Agreement). The Agreement provides that any time after September 1, 2008, Pilot will have the right to sell its interest in PTC to MAP for an amount of cash and/or Marathon, MAP or Ashland equity securities equal to the product of 90 percent (95 percent if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC. At any time after September 1, 2011, under certain conditions, MAP will have the right to purchase Pilot's interest in PTC for an amount of cash and/or Marathon, MAP or Ashland equity securities equal to the product of 105 percent (110 percent if paid in securities) of the fair market value of PTC at the time multiplied by Pilot's percentage interest in PTC.

            In connection with the formation of EGHoldings, GEPetrol was given certain contractual rights with respect to the purchase and resale to a third party of a 13 percent interest in EGHoldings currently held by Marathon. These rights give GEPetrol the option to purchase this 13 percent interest and resell it to a third party. These rights specify that Marathon will be reimbursed for its historical costs plus an additional specified rate of return, which escalates depending on the time period during which such purchase and resale occurs, and a right to share in additional proceeds above those amounts under certain circumstances of resale. If GEPetrol's rights are not exercised within one year from date of project sanction, the rights expire.

29. Proposed Acquisition

    Marathon has entered into an agreement which would result in the acquisition of the 38 percent ownership interest in MAP currently held by Ashland. In addition, Marathon would acquire a portion of Ashland's Valvoline Instant Oil Change business and its maleic anhydride business. As a result of the transaction, MAP will become a wholly owned subsidiary of Marathon.

            As part of the transaction, Ashland will receive approximately $800 million in cash and accounts receivable from MAP to redeem a portion of its interest in MAP. Marathon will assume approximately $1.9 billion of debt, which is expected to be repaid immediately following closing. Additionally, Ashland shareholders will receive $315 million in Marathon common stock. Ashland's liabilities under certain existing environmental indemnification obligations related to MAP will be capped at $50 million.

            The MAP Limited Liability Company Agreement has been amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction. As a result, the redemption proceeds to Ashland (cash and accounts receivable) will be increased by an amount equal to approximately 38 percent of the cash accumulated from MAP's operations during that period, subject to certain adjustments. At December 31, 2004, Ashland's share of distributable cash was $574 million. In the event of a termination of the acquisition agreement, MAP's obligation to make cash distributions to Marathon and Ashland would be restored.

            On June 1, 2004, the United States Federal Trade Commission granted early termination of the pre-closing waiting period mandated by the Hart-Scott-Rodino Act, thereby indicating that it had no present intent to challenge the acquisition and permitting the parties to proceed toward closing. Additionally, Marathon and Ashland submitted a request for a letter ruling to the United States Internal Revenue Service ("IRS") on the tax-free status of the proposed acquisition. Related to the proposed acquisition, Marathon filed a registration statement on Form S-4 with the United States Securities and Exchange Commission on October 12, 2004, subsequent to Ashland filing a preliminary proxy statement on Schedule 14A on June 21, 2004, and Amendment No. 1 to Schedule 14A on August 31, 2004. The completion of the acquisition is subject to a number of conditions, including favorable private letter rulings from the IRS, Ashland shareholder approval and Ashland public debt holder consents.

30. Suspended Exploratory Well Costs

    Deferred exploratory well costs were as follows:

(In millions, except number of projects)	Projects as of December 31, 2004	December 31, 2004	December 31, 2003	December 31, 2002

Additional wells are underway or firmly planned:
Less than one year since rig release	17	$254	$146	$86
Greater than one year since rig release	2	55	–	–
Additional wells are not underway or firmly planned:
Less than one year since rig release	1	23	–	12
Greater than one year since rig release	–	–	78	9
Drilling and completion costs(a)	44	7	19	29
Discontinued operations	–	–	–	12

Total deferred exploratory well costs	64	$339	$243	$148

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year		2	4	2

(a)
Include costs of single well projects currently drilling and costs for installation of permanent equipment for recently drilled wells.

            Deferred exploratory well costs of $339 million as of December 31, 2004 were incurred during the following years:

(In millions)	2004	2003	2002	2001

Deferred exploratory well costs	$173	$63	$57	$46

            The net changes in deferred exploratory well costs were as follows:

(In millions)	Balance at Beginning of Period	Additions	Dry Well Expense	Transfer to Proved Properties	Other		Balance at End of Period

Year ended December 31, 2004	$243	$239	$(54)	$(89)	$–		$339
Year ended December 31, 2003	148	256	(56)	(90)	(15	)(a)	243
Year ended December 31, 2002	161	153	(100)	(66)	–		148

(a)
Related to the sale of Marathon's exploration and production operations in Western Canada

            Of the total capitalized costs for exploratory wells, approximately $78 million and $9 million at December 31, 2003 and 2002 related to wells for which costs had been suspended for more than one year following the completion of drilling and for which additional exploratory wells are not underway or firmly planned. There were none at December 31, 2004. For each of these wells, sufficient progress is being made assessing the reserves and the economic and operating viability of these projects to justify continued capitalization of the costs. The following table presents information relating to these wells:

Area	Prospect	Month Suspended	Costs Capitalized at 12/31/04 (in millions)		Costs Capitalized at 12/31/03 (in millions)		Costs Capitalized at 12/31/02 (in millions)

Irish Sea	Corrib	July 2001	$–	(a)	$21	(a)	$–	(a)
Gulf of Mexico	Ozona	June 2002	–	(b)	42	(b)	–
Gulf of Mexico	Flathead	January 2002	–	(c)	12	(c)	–
Other minor wells			–		3		9

Total			$–		$78		$9

(a)
A plan of development for the Corrib Field was submitted to the Petroleum Affairs Division of the Department of Communications Marine and Natural Resources in November 2000. Awards of major contracts for a terminal, subsea facilities, and an onshore pipeline were made between March and August 2001. Design of the facilities was commenced and material was procured. Planning approval for the terminal construction was received from the Mayo County Council (the "local authority") in August 2001 but this approval was appealed to the National Planning Appeals Board ("ABP") in September 2001. As a result of the expected delay, due to the appeal to ABP, a revised plan of development was submitted in November 2001 and a Petroleum Lease was awarded to the Corrib joint venture participants in the same month. In 2001, Marathon recognized proved undeveloped reserves due to Marathon's record of obtaining necessary permits and approvals in Ireland. In May 2002, ABP approved the revised plan of development. In April 2003, following a lengthy appeals process, ABP refused planning permission for the terminal due to concerns over the long term stability of stripped peat that was to be stored on the site. Marathon reclassified approximately 14 million barrels of oil equivalent from proved undeveloped reserves to unproved reserves in 2003 due to continuing delays in receiving the necessary approval for the terminal. In December 2003, a new planning application was submitted to the local authority for the terminal which addressed ABP's concerns over peat stability. The local authority granted planning permission for the revised application in April 2004; however this was subsequently appealed to ABP. In October 2004, ABP upheld the local authority's decision to grant planning permission for the natural gas terminal. This decision is a major step forward in the Corrib Project and has allowed development activities to proceed. Marathon recognized proved reserves for Corrib at the end of 2004.
(b)
In 2001 a successful discovery well was drilled on the Ozona prospect. In 2002, two sidetrack wells were drilled. One was successful while the other was written off to exploratory dry well expense in the amount of $14 million. An integrated project team was formed in 2003 to formulate a development plan. Marathon is currently negotiating commercial terms of a production handling agreement with a nearby operator and is also in the process of reviewing seismic data to obtain a better understanding of the complex salt formations in the area and to optimize the location of the next well. As of December 31, 2004, drilling operations for the next well were firmly planned and are expected to be completed in July 2005. The results of this well will determine when proved reserves will be recognized.
(c)
Future plans are to re-enter and sidetrack this well. All costs below 16,000 feet, which totaled $18 million, were written off to exploratory dry well expense in 2001 and 2002. Marathon entered into a joint venture agreement on August 5, 2003, for a technical evaluation of the prospect. In addition, Marathon is in the process of reviewing seismic data for another drilling prospect. As of December 31, 2004, a well was firmly planned for 2005. If a discovery is made, plans are to utilize the initial wellbore to sidetrack as an appraisal well. The earliest that proved reserves could potentially be recognized would be at project sanction, estimated in 2007. If the 2005 well is not successful, the initial well will be written off in 2005.

31. Accounting Standards Not Yet Adopted

    During December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R") as a revision of Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation." This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. In addition, liability awards will be remeasured each reporting period. In 2003, Marathon adopted the fair value method for grants made, modified or settled on or after January 1, 2003. Accordingly, management does not expect the adoption of SFAS No. 123R to have a material affect on results of operations, financial position or cash flows. This statement is effective for Marathon on July 1, 2005. Marathon has not yet determined whether to adopt this standard earlier than the effective date.

Selected Quarterly Financial Data (Unaudited)

	2004				2003
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenues	$14,183	$12,249	$12,514	$10,652	$11,034	$10,253	$9,644	$10,032
Income from operations	821	542	829	478	353	658	526	547
Income from continuing operations	429	222	348	258	199	293	235	285
Income (loss) from discontinued operations	–	–	4	–	286	(12)	13	18
Income before cumulative effect of changes in accounting principle	429	222	352	258	485	281	248	303
Net income	429	222	352	258	485	281	248	307

Common Stock data:
Net income per share
– Basic	1.24	.64	1.02	.83	1.57	.90	.80	.99
– Diluted	1.23	.64	1.02	.83	1.57	.90	.80	.99
Dividends paid per share	.28	.25	.25	.25	.25	.25	.23	.23
Price range of Common Stock(a):
– Low	36.67	33.98	32.22	30.78	28.91	25.01	22.56	20.20
– High	42.13	41.52	37.84	36.06	33.37	29.42	27.00	24.04

(a)
Composite tape

Principal Unconsolidated Investees (Unaudited)

Company	Country	December 31, 2004 Ownership		Activity

Alba Plant LLC	Cayman Islands	52	%(a)	Liquified Petroleum Gas
Atlantic Methanol Production Company, LLC	United States	45%		Methanol Production
Centennial Pipeline LLC	United States	50	%(b)	Pipeline & Storage Facility
Kenai Kachemak Pipeline, LLC	United States	60	%(a)	Natural Gas Transmission
Kenai LNG Corporation	United States	30%		Natural Gas Liquification
LOCAP LLC	United States	50	%(b)	Pipeline & Storage Facilities
LOOP LLC	United States	47	%(b)	Offshore Oil Port
Manta Ray Offshore Gathering Company, LLC	United States	24%		Natural Gas Transmission
Minnesota Pipe Line Company	United States	33	%(b)	Pipeline Facility
Nautilus Pipeline Company, LLC	United States	24%		Natural Gas Transmission
Odyssey Pipeline LLC	United States	29%		Pipeline Facility
Pilot Travel Centers LLC	United States	50	%(b)	Travel Centers
Poseidon Oil Pipeline Company, LLC	United States	28%		Crude Oil Transportation
Southcap Pipe Line Company	United States	22	%(b)	Crude Oil Transportation

(a)
Represents a noncontrolling interest.
(b)
Represents the ownership interest held by MAP.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

        The supplemental information is disclosed by the following geographic areas: the United States; Europe, which primarily includes activities in the United Kingdom, Ireland and Norway; Africa, which primarily includes activities in Angola, Equatorial Guinea and Gabon; and Other International, which includes activities in Nova Scotia, Russian Federation and other international locations outside of Europe and Africa. Equity investees include Marathon's share of the oil and gas producing activities of companies that are accounted for by the equity method. This includes Alba Plant LLC, CLAM Petroleum B.V. (sold in 2003), Kenai Kachemak Pipeline, LLC, LLC JV Chernogorskoye (sold in 2004) and MKM Partners L.P. (dissolved in 2003). No oil or gas reserves are attributed to ownership in Alba Plant LLC or Kenai Kachemak Pipeline, LLC.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization(a)

(In millions) December 31	United States	Europe	Africa	Other Int'l.	Total

2004 Capitalized costs:
Proved properties	$6,508	$5,689	$1,376	$231	$13,804
Unproved properties	454	115	181	215	965
Suspended exploratory wells	115	15	174	35	339

Total	7,077	5,819	1,731	481	15,108

Accumulated depreciation, depletion and amortization:
Proved properties	4,432	4,209	201	55	8,897
Unproved properties	22	–	9	33	64

Total	4,454	4,209	210	88	8,961

Net capitalized costs	$2,623	$1,610	$1,521	$393	$6,147
Share of equity investees' capitalized costs	$14	$–	$377	$–	$391

2003 Capitalized costs:
Proved properties	$6,158	$5,288	$1,147	$119	$12,712
Unproved properties	507	255	268	237	1,267
Suspended exploratory wells	108	46	58	31	243

Total	6,773	5,589	1,473	387	14,222

Accumulated depreciation, depletion and amortization:
Proved properties	4,128	3,922	144	17	8,211
Unproved properties	37	–	9	–	46

Total	4,165	3,922	153	17	8,257

Net capitalized costs	$2,608	$1,667	$1,320	$370	$5,965
Share of equity investees' capitalized costs	$14	$–	$251	$11	$276

(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development(a)

(In millions)	United States	Europe	Africa	Other Int'l.	Continuing Operations	Discontinued Operations	Total

2004 Property acquisition:
Proved	$9	$–	$3	$–	$12	$–	$12
Unproved	10	–	1	–	11	–	11
Exploration	96	27	127	41	291	–	291
Development	316	151	140	102	709	–	709
Capitalized asset retirement costs(b)	14	49	5	(5)	63	–	63

Total	445	227	276	138	1,086	–	1,086
Share of equity investees' costs incurred	1	–	128	1	130	–	130

2003 Property acquisition:
Proved	$1	$1	$–	$66	$68	$–	$68
Unproved	5	3	1	244	253	–	253
Exploration	114	35	53	29	231	17	248
Development	266	148	352	33	799	26	825
Capitalized asset retirement costs(b)(c)	9	47	3	14	73	–	73

Total	395	234	409	386	1,424	43	1,467
Share of equity investees' costs incurred	29	4	80	12	125	–	125

2002 Property acquisition:
Proved	$–	$–	$341	$24	$365	$–	$365
Unproved	2	105	294	2	403	–	403
Exploration	184	10	24	40	258	27	285
Development	273	100	126	1	500	39	539

Total	459	215	785	67	1,526	66	1,592
Share of equity investees' costs incurred	22	14	168	–	204	–	204

(a)
Includes costs incurred whether capitalized or expensed.
(b)
Includes the effect of foreign currency fluctuations.
(c)
Excludes $161 million cumulative effect of adopting SFAS No. 143.

Results of Operations for Oil and Gas Producing Activities

(In millions)	United States	Europe	Africa	Other Int'l.	Total

2004: Revenues and other income:
Sales(a)	$1,631	$876	$260	$56	$2,823
Transfers	392	28	159	75	654

Total revenues	2,023	904	419	131	3,477
Expenses:
Production costs	(381)	(166)	(55)	(96)	(698)
Transportation costs(b)	(112)	(35)	(6)	(7)	(160)
Exploration expenses	(79)	(19)	(28)	(44)	(170)
Depreciation, depletion and amortization(c)	(356)	(275)	(56)	(26)	(713)
Impairments(d)	–	–	–	(44)	(44)
Administrative expenses	(39)	(4)	(15)	(24)	(82)

Total expenses	(967)	(499)	(160)	(241)	(1,867)
Other production-related income (losses)(e)	–	15	–	–	15

Results before income taxes	1,056	420	259	(110)	1,625
Income taxes (credits)(f)	378	156	97	(28)	603

Results of continuing operations	$678	$264	$162	$(82)	$1,022
Share of equity investees' results of operations	$1	$–	$9	$1	$11

2003: Revenues and other income:
Sales(a)	$1,777	$728	$139	$43	$2,687
Transfers	424	20	127	24	595
Other income (loss)(g)	(88)	65	(1)	–	(24)

Total revenues	2,113	813	265	67	3,258
Expenses:
Production costs	(410)	(136)	(55)	(53)	(654)
Transportation costs(b)	(120)	(32)	(5)	(3)	(160)
Exploration expenses	(118)	(18)	(15)	(28)	(179)
Depreciation, depletion and amortization(c)(h)	(407)	(227)	(42)	(11)	(687)
Impairments	(3)	–	–	–	(3)
Administrative expenses	(43)	(17)	(4)	(36)	(100)

Total expenses	(1,101)	(430)	(121)	(131)	(1,783)
Other production-related income (losses)(e)	1	26	–	–	27

Results before income taxes	1,013	409	144	(64)	1,502
Income taxes (credits)(f)	352	146	4	(27)	475

Results of continuing operations	$661	$263	$140	$(37)	$1,027
Results of discontinued operations	$–	$–	$–	$41	$41
Share of equity investees' results of operations	$8	$4	$6	$–	$18

2002: Revenues and other income:
Sales(a)	$1,174	$703	$86	$10	$1,973
Transfers	574	34	128	–	736
Other income(f)	21	–	–	2	23

Total revenues	1,769	737	214	12	2,732
Expenses:
Production costs	(365)	(145)	(48)	(5)	(563)
Transportation costs(b)	(106)	(34)	(2)	–	(142)
Exploration expenses	(155)	(10)	(9)	(18)	(192)
Depreciation, depletion and amortization	(411)	(251)	(41)	(2)	(705)
Impairments	(13)	–	–	–	(13)
Administrative expenses	(41)	(29)	(2)	(38)	(110)
Contract settlement	(15)	–	–	–	(15)

Total expenses	(1,106)	(469)	(102)	(63)	(1,740)
Other production-related income (losses)(e)	1	(4)	–	–	(3)

Results before income taxes	664	264	112	(51)	989
Income taxes (credits)(f)	237	82	36	(18)	337

Results of continuing operations	$427	$182	$76	$(33)	$652
Results of discontinued operations	$–	$–	$–	$(16)	$(16)
Share of equity investees' results of operations	$30	$4	$4	$–	$38

(a)
Excludes noncash effects of changes in the fair value of certain long-term gas sales contracts in the United Kingdom.
(b)
Includes the cost to prepare and move liquid hydrocarbons and natural gas to their points of sale.
(c)
Includes accretion of interest on asset retirement obligations.
(d)
Includes impairment of unproved and producing oil and gas properties.
(e)
Includes revenues, net of associated costs, from third-party activities that are an integral part of Marathon's production operations which may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
(f)
Computed by adjusting results before income taxes by permanent differences and multiplying the result by the 35 percent statutory rate and adjusting for applicable tax credits.
(g)
Includes net gains (losses) on asset dispositions.
(h)
Excludes the cumulative effect on net income of the adoption of SFAS No. 143.

Results of Operations for Oil and Gas Producing Activities

        The following reconciles results of continuing operations for oil and gas producing activities to E&P segment income:

(In millions)	2004	2003	2002

Results before income taxes	$1,625	$1,502	$989
Items not included in results of continuing oil & gas operations:
Marketing income and technology costs	16	24	25
Income from equity method investments	12	20	52
Other	(1)	(5)	2
Items not allocated to E&P segment income:
Impairment of certain unproved and producing oil and gas properties	44	–	–
Gain on asset disposition	–	(85)	(24)
Contract settlement	–	–	15
Loss on joint venture dissolution	–	124	–

E&P segment income	$1,696	$1,580	$1,059

Average Production Costs(a)

	United States	Europe	Africa	Other Int'l.	Total

2004	$5.58	$5.39	$3.35	$16.76	$5.75
2003	4.92	4.35	3.98	14.56	4.95
2002	4.17	4.03	3.81	14.95	3.90

(a)
Computed using production costs, excluding transportation costs, as disclosed in the Results of Operations for Oil and Gas Activities and as defined by the Securities and Exchange Commission. Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six mcf of natural gas to one barrel of oil.

Average Sales Prices

	United States	Europe	Africa	Other Int'l.	Continuing Operations	Discontinued Operations

(excluding derivative gains and losses)
2004: Liquid hydrocarbons (per bbl)	$32.76	$37.16	$35.11	$22.65	$33.31	$–
Natural gas (per mcf)(a)	4.89	4.11	..25	–	4.31	–
2003: Liquid hydrocarbons (per bbl)	$26.92	$28.50	$26.29	$18.33	$26.72	$28.96
Natural gas (per mcf)(a)	4.53	3.32	..25	–	3.96	5.43
2002: Liquid hydrocarbons (per bbl)	$22.18	$24.40	$22.62	$26.98	$22.86	$23.29
Natural gas (per mcf)(a)	2.87	2.66	..24	–	2.69	3.30
(including derivative gains and losses)
2004: Liquid hydrocarbons (per bbl)	$29.11	$33.65	$35.11	$22.62	$30.73	$–
Natural gas (per mcf)(a)	4.85	4.11	..25	–	4.28	–
2003: Liquid hydrocarbons (per bbl)	$26.09	$27.27	$26.29	$18.33	$25.96	$28.96
Natural gas (per mcf)(a)	4.31	3.32	..25	–	3.81	5.43
2002: Liquid hydrocarbons (per bbl)	$21.83	$24.53	$22.62	$26.98	$22.68	$23.39
Natural gas (per mcf)(a)	3.05	2.66	..24	–	2.79	3.30

(a)
Excludes the resale of purchased gas utilized in reservoir management.

Estimated Quantities of Proved Oil and Gas Reserves

        Estimates of the proved reserves have been prepared by internal asset teams including reservoir engineers and geoscience professionals. Reserve estimates are periodically reviewed by Marathon's Corporate Reserves group to assure that rigorous professional standards and the reserves definitions prescribed by the U. S. Securities and Exchange Commission (SEC) are consistently applied throughout the company.

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

        Marathon's net proved reserve estimates have been adjusted as necessary to consider all contractual agreements, royalty obligations and interests owned by others at the time of the estimate. Only reserves that are estimated to be recovered during the term of the current contract, unless there is a clear and consistent history of contract extension, have been included in the proved reserve estimate. Reserves from properties governed by production sharing contracts have been calculated using the "economic interest" method prescribed by the SEC. Reserves that are not currently considered proved, that may result from extensions of currently proved areas, or that may result from applying secondary or tertiary recovery processes not yet tested and determined to be economic are excluded. Purchased natural gas utilized in reservoir management and subsequently resold is also excluded. Marathon does not have any quantities of oil and gas reserves subject to long-term supply agreements with foreign governments or authorities in which Marathon acts as producer.

        Proved developed reserves are the quantities of oil and gas expected to be recovered through existing wells with existing equipment and operating methods. In some cases, proved undeveloped reserves may require substantial new investments in additional wells and related facilities. Production volumes shown are sales volumes, net of any products consumed during production activities.

(Millions of barrels)	United States	Europe	Africa(a)	Other Int'l	Continuing Operations	Discontinued Operations

Liquid Hydrocarbons
Proved developed and undeveloped reserves:
Beginning of year – 2002	268	88	17	–	373	13
Purchase of reserves in place(b)	–	–	107	3	110	–
Revisions of previous estimates	16	4	1	–	21	–
Improved recovery	2	–	–	–	2	–
Extensions, discoveries and other additions	4	3	87	–	94	–
Production	(42)	(19)	(9)	–	(70)	(2)
Sales of reserves in place(b)	(3)	–	–	–	(3)	(1)

End of year – 2002	245	76	203	3	527	10
Purchase of reserves in place(b)	–	–	–	64	64	–
Exchange of reserves in place(c)	173	–	–	–	173	–
Revisions of previous estimates	–	(4)	25	11	32	–
Improved recovery	4	–	–	4	8	–
Extensions, discoveries and other additions	10	2	–	14	26	–
Production	(39)	(15)	(10)	(4)	(68)	(1)
Sales of reserves in place(b)	(183)	–	–	(3)	(186)	(9)

End of year – 2003	210	59	218	89	576	–
Purchase of reserves in place(b)	1	–	2	–	3	–
Revisions of previous estimates	(1)	3	14	(51)	(35)	–
Improved recovery	1	–	–	–	1	–
Extensions, discoveries and other additions	9	60	1	7	77	–
Production	(29)	(15)	(12)	(6)	(62)	–
Sales of reserves in place(b)	–	–	–	–	–	–

End of year – 2004	191	107	223	39	560	–

Proved developed reserves:
Beginning of year – 2002	243	69	14	–	326	11
End of year – 2002	226	63	113	2	404	9
End of year – 2003	193	47	120	31	391	–
End of year – 2004	171	41	147	27	386	–

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(Millions of barrels)	United States	Europe	Africa(a)	Other Int'l	Continuing Operations	Discontinued Operations

Liquid Hydrocarbons
Share of equity investees' proved developed and undeveloped reserves:
Beginning of year – 2002	184	–	–	–	184	–
Revisions of previous estimates	2	–	–	–	2	–
Production	(3)	–	–	–	(3)	–

End of year – 2002	183	–	–	–	183	–
Purchase of reserves in place(b)	–	–	–	2	2	–
Exchange of reserves in place(c)	(173)	–	–	–	(173)	–
Production	(2)	–	–	–	(2)	–
Sales of reserves in place(b)	(8)	–	–	–	(8)	–

End of year – 2003	–	–	–	2	2	–
Sales of reserves in place(b)	–	–	–	(2)	(2)	–

End of year – 2004	–	–	–	–	–	–

Proved developed reserves:
Beginning of year – 2002	178	–	–	–	178	–
End of year – 2002	177	–	–	–	177
End of year – 2003	–	–	–	2	2	–
End of year – 2004	–	–	–	–	–	–

Natural Gas
Proved developed and undeveloped reserves:
Beginning of year – 2002	1,793	615	–	–	2,408	399
Purchase of reserves in place(b)	–	–	571	–	571	9
Revisions of previous estimates	48	4	–	–	52	(20)
Improved recovery	–	–	–	–	–	–
Extensions, discoveries and other additions	156	46	101	–	303	32
Production(d)	(272)	(103)	(19)	–	(394)	(38)
Sales of reserves in place(b)	(1)	–	–	–	(1)	(3)

End of year – 2002	1,724	562	653	–	2,939	379
Purchase of reserves in place(b)	7	–	–	–	7	–
Revisions of previous estimates	20	(7)	36	–	49	–
Improved recovery	–	–	–	–	–	–
Extensions, discoveries and other additions	161	24	–	–	185	8
Production(d)	(267)	(95)	(24)	–	(386)	(27)
Sales of reserves in place(b)	(10)	–	–	–	(10)	(360)

End of year – 2003	1,635	484	665	–	2,784	–
Purchase of reserves in place(b)	1	–	–	–	1	–
Revisions of previous estimates	(230)	7	916	–	693
Improved recovery	–	–	–	–	–	–
Extensions, discoveries and other additions	189	150	11	–	350
Production(d)	(231)	(97)	(28)	–	(356)
Sales of reserves in place(b)	–	–	–	–	–	–

End of year – 2004	1,364	544	1,564		3,472	–

Proved developed reserves:
Beginning of year – 2002	1,308	473	–	–	1,781	308
End of year – 2002	1,206	408	552	–	2,166	290
End of year – 2003	1,067	421	528	–	2,016	–
End of year – 2004	992	376	570	–	1,938	–

Share of equity investees' proved developed and undeveloped reserves:
Beginning of year – 2002	–	51	–	–	51	–
Revisions of previous estimates	–	3	–	–	3	–
Extensions, discoveries and other additions	–	14	–	–	14	–
Production	–	(9)	–	–	(9)	–

End of year – 2002	–	59	–	–	59	–
Revisions of previous estimates	–	1	–	–	1	–
Production	–	(5)	–	–	(5)	–
Sales of reserves in place(b)	–	(55)	–	–	(55)	–

End of year – 2003	–	–	–	–	–	–
End of year – 2004	–	–	–	–	–	–

Proved developed reserves:
Beginning of year – 2002	–	32	–	–	32	–
End of year – 2002	–	36	–	–	36	–
End of year – 2003	–	–	–	–	–	–
End of year – 2004	–	–	–	–	–	–

(a)
Consists of estimated reserves from properties governed by production sharing contracts.
(b)
The net positive or negative balance of proved reserves acquired or relinquished in property trades within the same geographic area is reported as purchases of reserves in place or sales of reserves in place, respectively.
(c)
Reserves represent the transfer of certain mineral interests on the dissolution of MKM Partners, L.P.
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

        The assumptions used to compute the proved reserve valuation do not necessarily reflect Marathon's expectations of actual revenues to be derived from those reserves or their present worth. Assigning monetary values to the estimated quantities of reserves, described on the preceding page, does not reduce the subjective and ever-changing nature of such reserve estimates.

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

        Discount was derived by using a discount rate of 10 percent annually.

(In millions) December 31	United States	Europe	Africa	Other Int'l.	Total

2004:
Future cash inflows	$12,377	$7,742	$5,709	$750	$26,578
Future production, transportation and administrative costs	(4,337)	(1,950)	(951)	(565)	(7,803)
Future development costs	(585)	(1,801)	(294)	(82)	(2,762)
Future income tax expenses	(2,581)	(1,753)	(1,265)	(16)	(5,615)

Future net cash flows	$4,874	$2,238	$3,199	$87	$10,398
10 percent annual discount for estimated timing of cash flows	(1,740)	(737)	(1,419)	(33)	(3,929)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves(a)	$3,134	$1,501	$1,780	$54	$6,469

2003:
Future cash inflows	$13,331	$3,955	$4,471	$1,593	$23,350
Future production, transportation and administrative costs	(4,919)	(1,050)	(1,161)	(827)	(7,957)
Future development costs	(758)	(435)	(175)	(229)	(1,597)
Future income tax expenses	(2,612)	(870)	(780)	(163)	(4,425)

Future net cash flows	5,042	1,600	2,355	374	9,371
10 percent annual discount for estimated timing of cash flows	(1,789)	(301)	(1,112)	(168)	(3,370)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves(a)	$3,253	$1,299	$1,243	$206	$6,001
Share of equity investee's standardized measure of discounted future net cash flow	$–	$–	$–	$8	$8

2002:
Future cash inflows	$12,994	$4,256	$4,136	$83	$21,469
Future production, transportation and administrative costs	(5,103)	(1,218)	(1,097)	(30)	(7,448)
Future development costs	(650)	(351)	(324)	(4)	(1,329)
Future income tax expenses	(2,440)	(989)	(753)	(27)	(4,209)

Future net cash flows	4,801	1,698	1,962	22	8,483
10 percent annual discount for estimated timing of cash flows	(1,639)	(444)	(954)	(5)	(3,042)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves(a)	$3,162	$1,254	$1,008	$17	$5,441
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves of discontinued operations	$–	$–	$–	$384	$384
Share of equity investee's standardized measure of discounted future net cash flows	$456	$36	$–	$–	$492

(a)
Excludes $0 million, $(26) million and $(5) million of discounted future net cash flows from the effects of hedging transactions for 2004, 2003 and 2002, respectively.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

(In millions)	2004	2003	2002

Sales and transfers of oil and gas produced, net of production, transportation, and administrative costs	$(2,715)	$(2,487)	$(1,983)
Net changes in prices and production, transportation and administrative costs related to future production	950	1,178	2,795
Extensions, discoveries and improved recovery, less related costs	1,352	618	1,032
Development costs incurred during the period	711	802	499
Changes in estimated future development costs	(556)	(478)	(297)
Revisions of previous quantity estimates	494	348	311
Net changes in purchases and sales of minerals in place	33	(531)	737
Net change in exchanges of minerals in place	–	403	–
Accretion of discount	790	807	417
Net change in income taxes	(529)	65	(1,288)
Timing and other	(62)	(165)	2

Net change for the year	468	560	2,225
Beginning of year	6,001	5,441	3,216

End of year	$6,469	$6,001	$5,441
Net change for the year from discontinued operations	$–	$(384)	$212

                   Five-Year Operating Summary

	2004	2003	2002	2001	2000

Net Liquid Hydrocarbon Production (thousands of barrels per day)(a)
United States (by business unit)
Northern	25	26	28	29	30
Southern	56	81	89	98	101

Total United States	81	107	117	127	131

International
Australia	–	1	1	–	–
Egypt	–	–	–	–	1
Equatorial Guinea	19	12	8	–	–
Gabon	13	15	17	16	16
Norway	2	1	1	–	–
United Kingdom	38	40	51	46	29
Russian Federation	16	9	–	–	–

Total International	88	78	78	62	46

Consolidated	169	185	195	189	177
Equity investee	1	6	8	9	11

Total Continuing Operations	170	191	203	198	188
Discontinued Operations	–	3	4	11	19

Worldwide Total	170	194	207	209	207
Natural gas liquids included in above	15	18	20	19	22

Net Natural Gas Production (millions of cubic feet per day)(a)
United States (by business unit)
Northern	367	392	405	397	363
Southern	264	340	340	396	368

Total United States	631	732	745	793	731

International
Equatorial Guinea	76	66	53	–	–
Ireland	58	62	81	79	115
Norway	27	16	15	5	–
United Kingdom – equity	188	184	203	234	212
– other(b)	19	23	4	8	11

Total International	368	351	356	326	338

Consolidated	999	1,083	1,101	1,119	1,069
Equity investee	–	13	25	31	29

Total Continuing Operations	999	1,096	1,126	1,150	1,098
Discontinued Operations	–	74	104	123	143

Worldwide Total	999	1,170	1,230	1,273	1,241

Average Sales Prices(c)
Liquid Hydrocarbons (dollars per barrel)
United States	$32.76	$26.92	$22.18	$20.62	$25.55
International	33.82	26.45	23.86	23.74	27.72
Consolidated	33.31	26.72	22.86	21.65	26.12
Equity investee	21.10	25.91	24.59	23.41	29.64
Total Continuing Operations	33.24	26.70	22.93	21.73	26.32
Discontinued Operations	–	28.96	23.29	21.26	24.28
Worldwide	33.24	26.73	22.94	21.71	26.14
Natural Gas (dollars per thousand cubic feet)
United States	$4.89	$4.53	$2.87	$3.69	$3.49
International	3.33	2.77	2.30	2.78	2.57
Consolidated	4.31	3.96	2.69	3.42	3.20
Equity investee	–	3.70	3.05	3.39	2.75
Total Continuing Operations	4.31	3.95	2.70	3.42	3.18
Discontinued Operations	–	5.43	3.30	4.17	3.89
Worldwide	4.31	4.05	2.75	3.49	3.27

Net Proved Reserves at year-end (developed and undeveloped)
Liquid Hydrocarbons (millions of barrels)
United States	191	210	245	268	458
International	369	366	292	118	259

Consolidated	560	576	537	386	717
Equity investee	–	2	183	184	–

Total	560	578	720	570	717
Developed reserves as a percentage of total net reserves	69%	68%	82%	90%	76%

Natural Gas (billions of cubic feet)
United States	1,364	1,635	1,724	1,793	1,914
International	2,108	1,149	1,594	1,014	1,091

Consolidated	3,472	2,784	3,318	2,807	3,005
Equity investee	–	–	59	51	89

Total	3,472	2,784	3,377	2,858	3,094
Developed reserves as a percentage of total net reserves	56%	72%	74%	74%	78%

(a)
Amounts represent production after royalties, excluding the UK, Ireland and the Netherlands where amounts are shown before royalties.
(b)
Represents gas acquired for injection and subsequent resale.
(c)
Prices exclude derivative gains and losses.

                     Five-Year Operating SummaryCONTINUED

	2004(a)	2003(a)	2002(a)	2001(a)	2000(a)

Refinery Operations (thousands of barrels per day)
In-use crude oil capacity at year-end	948	935	935	935	935
Refinery runs – crude oil refined	939	917	906	929	900
– other charge and blend stocks	171	138	148	143	141
In-use crude oil capacity utilization rate	99%	98%	97%	99%	96%

Source of Crude Processed (thousands of barrels per day)
United States	416	422	433	403	400
Canada	130	122	114	115	102
Middle East and Africa	276	266	232	347	346
Other International	117	107	127	64	52

Total	939	917	906	929	900

Refined Product Yields (thousands of barrels per day)
Gasoline	608	567	581	581	552
Distillates	299	284	285	286	278
Propane	22	21	21	22	20
Feedstocks and special products	94	93	80	69	74
Heavy fuel oil	25	24	20	39	43
Asphalt	77	72	72	76	74

Total	1,125	1,061	1,059	1,073	1,041

Refined Product Sales Volumes (thousands of barrels per day)(b)
Gasoline	807	776	773	748	746
Distillates	373	365	346	345	352
Propane	22	21	22	21	21
Feedstocks and special products	92	97	82	71	69
Heavy fuel oil	27	24	20	41	43
Asphalt	79	74	75	78	75

Total	1,400	1,357	1,318	1,304	1,306
Matching buy/sell volumes included in above	71	64	71	45	52

Refined Products Sales Volumes by Class of Trade (as a % of total sales volumes)
Wholesale & Spot market – independent private-brand
marketers and consumers	72%	71%	69%	66%	65%
Marathon and Ashland brand jobbers and dealers	13	13	13	13	12
Speedway SuperAmerica retail outlets	15	16	18	21	23

Total	100%	100%	100%	100%	100%

Refined Products (dollars per barrel)
Average sales price	$49.53	$38.55	$32.26	$34.54	$38.24
Average cost of crude oil throughput	$39.16	$29.77	$25.41	$23.47	$29.07

Refining and Wholesale Marketing Margin (dollars per gallon)(c)	$.0877	$.0603	$.0387	$.1167	$.0788

Refined Product Marketing Outlets at year-end
MAP operated terminals	84	88	86	87	89
Retail – Marathon and Ashland brand	3,912	3,885	3,822	3,800	3,728
– Speedway SuperAmerica(d)	1,669	1,775	2,006	2,104	2,148

Speedway SuperAmerica(d)
Gasoline & distillates sales (millions of gallons)	3,152	3,332	3,604	3,572	3,732
Gasoline & distillates gross margin (dollars per gallon)	$.1186	$.1229	$.1007	$.1206	$.1261
Merchandise sales (millions)	$2,335	$2,244	$2,380	$2,253	$2,160
Merchandise gross margin (millions)	$571	$555	$576	$527	$510

Petroleum Inventories at year-end (thousands of barrels)
Crude oil, raw materials and natural gas liquids	31,577	31,862	32,600	32,741	33,884
Refined products	38,653	37,650	37,729	36,310	34,386

Pipelines (miles of common carrier pipelines)(e)
Crude Oil – gathering lines	68	68	200	271	419
– trunklines	3,893	4,105	4,459	4,511	4,623
Products – trunklines	3,850	3,861	3,732	2,847	2,834

Total	7,811	8,034	8,391	7,629	7,876

Pipeline Barrels Handled (in millions)(f)
Crude Oil – gathering lines	.6	12.7	14.1	16.3	22.7
– trunklines	564.0	583.3	575.7	570.6	563.6
Products – trunklines	406.8	371.3	367.6	345.6	329.7

Total	971.4	967.3	957.4	932.5	916.0

River Operations
Barges – owned/leased	167	155	150	156	158
Boats – owned/leased	9	7	7	8	7

(a)
Statistics include 100 percent of MAP.
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
(f)
Pipeline barrels handled on owned common carrier pipelines, excluding equity investees.

                   Five-Year Selected Financial Data

(Dollars in millions, except as noted)	2004	2003	2002	2001	2000

Revenues and Other Income
Revenues by product:
Refined products	$29,780	$24,092	$19,729	$20,841	$22,513
Merchandise	2,489	2,395	2,521	2,506	2,441
Liquid hydrocarbons	13,860	10,500	6,517	6,502	6,697
Natural gas	3,266	3,796	2,362	2,801	2,317
Transportation and other products	203	180	166	146	151

Total revenues	49,598	40,963	31,295	32,796	34,119
Gain (loss) on ownership change in MAP	2	(1)	12	(6)	12
Other(a)	307	272	248	272	(645)

Total revenues and other income	$49,907	$41,234	$31,555	$33,062	$33,486

Income From Operations
Exploration and production
Domestic	$1,073	$1,155	$726	$1,150	$1,132
International	623	425	333	229	305

E&P segment income	1,696	1,580	1,059	1,379	1,437
Refining, marketing and transportation	1,406	819	372	1,927	1,284
Integrated gas	48	(3)	23	21	10

Segment income	3,150	2,396	1,454	3,327	2,731
Items not allocated to segments:
Administrative expenses	(307)	(227)	(194)	(187)	(154)
Gain on disposal of assets	–	106	24	–	124
Joint venture formation charges	–	–	–	–	(931)
Inventory market valuation adjustments	–	–	71	(71)	–
Gain (loss) on ownership change in subsidiaries	2	(1)	12	(6)	12
Impairment of certain oil and gas properties	(44)	–	–	–	(5)
Loss on dissolution of MKM Partners LLP	–	(124)	–	–	–
Gain (loss) on U.K. long-term gas contracts	(99)	(66)	18	–	–
Corporate insurance adjustment	(32)	–	–	–	–
Other items	–	–	(15)	45	(70)

Income from operations	2,670	2,084	1,370	3,108	1,707
Minority interest in income of MAP	532	302	173	704	498
Minority interest in loss of EGHoldings	(7)	–	–	–	–
Net interest and other financing costs	161	186	321	172	238
Provision for income taxes	727	584	369	827	536

Income From Continuing Operations	$1,257	$1,012	$507	$1,405	$435
Per common share – basic (in dollars)	3.74	3.26	1.63	4.54	1.40
– diluted (in dollars)	3.72	3.26	1.63	4.54	1.40
Net Income	1,261	1,321	516	377	432
Per common share – basic (in dollars)	3.75	4.26	1.66	1.22	1.39
– diluted (in dollars)	3.73	4.26	1.66	1.22	1.39

Balance Sheet Position at year-end
Current assets	$8,867	$6,040	$4,479	4,411	$4,985
Net investment in United States Steel	–	–	–	–	1,919
Net property, plant and equipment	11,810	10,830	10,390	9,552	9,346
Total assets	23,423	19,482	17,812	16,129	17,151
Short-term debt	16	272	161	215	228
Other current liabilities	5,237	3,935	3,498	3,253	3,784
Long-term debt	4,057	4,085	4,410	3,432	1,937
Minority interest in subsidiaries	2,690	2,011	1,971	1,963	1,840
Common stockholders' equity	8,111	6,075	5,082	4,940	6,764

Cash Flow Data – Continuing Operations
Net cash from operating activities	$3,730	$2,665	$2,331	$2,749	$2,947
Capital expenditures	2,237	1,892	1,520	1,533	1,296
Disposal of assets	76	644	146	83	550
Dividends paid	348	298	285	284	274
Dividends paid per share	1.03	.96	.92	.92	.88

Employee Data
Marathon:
Total employment costs	$1,672	$1,560	$1,481	$1,498	$1,474
Average number of employees	26,580	27,677	28,237	30,791	31,515
Number of pensioners at year-end	3,117	3,291	3,122	3,105	3,255
Speedway SuperAmerica LLC:
(Included in Marathon totals)
Total employment costs	$446	$464	$480	$496	$489
Average number of employees	17,077	17,911	18,943	21,449	21,649
Number of pensioners at year-end	245	234	214	205	211

Stockholder Data at year-end
Number of common shares outstanding (in millions)	346.7	310.4	309.9	309.4	308.3
Registered shareholders (in thousands)	58.6	61.9	66.4	69.7	65.0
Market price of common stock	$37.61	$33.09	$21.29	$30.00	$27.75

(a)
Includes income from equity method investments, net gains (losses) on disposal of assets and other income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) was carried out under the supervision and with the participation of Marathon's management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, and that there were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Internal Controls

        See "Management's Report on Internal Control over Financial Reporting" on page F-2.

Item 9B. Other Information

Disclosure of Previously Unreported Form 8-K Events

        The following disclosures would otherwise have been filed on Form 8-K under the heading "Item 1.01. Entry into a Material Definitive Agreement."

        Attached hereto as Exhibit 10.28 and incorporated herein by reference, Marathon is reporting a summary of non-employee director compensation effective January 1, 2005. In 2004, the Corporate Governance and Nominating Committee commissioned an independent compensation consulting firm to conduct a review of director compensation. Based on the results of this review and at its meeting on September 30, 2004, the Board of Directors approved a $20,000 increase to the annual non-retainer common stock unit award effective in 2005.

        Attached hereto as Exhibit 10.29 and incorporated herein by reference, Marathon is reporting a summary of named executive officer compensation and 2005 annual bonus performance criteria. At its meeting on February 22, 2005, the Compensation Committee approved cash bonus payments for 2004 in accordance with the performance-based bonus program established during the first quarter of 2004 under our stockholder-approved 2003 Incentive Compensation Plan. The Committee also approved base salaries effective April 1, 2005 and the performance criteria for the officers' 2005 annual bonus program under the 2003 Incentive Compensation Plan.

PART III

Item 10. Directors and Executive Officers of The Registrant

        Information concerning the directors of Marathon required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in Marathon's Proxy Statement dated March 10, 2005, for the 2005 Annual Meeting of stockholders.

        Marathon's Board of Directors has established the Audit Committee and determined our "Audit Committee Financial Expert." The information required to be disclosed is incorporated by reference to the material appearing under the sub-heading "Audit Committee" located under the heading "The Board of Directors and Governance Matters" in Marathon's Proxy Statement dated March 10, 2005, for the 2005 Annual Meeting of Stockholders.

        Marathon has adopted a Code of Ethics for Senior Financial Officers. It is available on our website at www.marathon.com/Code  Ethics  Sr  Finan  Off/.

Executive Officers of the Registrant

        The executive officers of Marathon or its subsidiaries and their ages as of February 1, 2005, are as follows:

To the Stockholders of Marathon Oil Corporation:

Albert G. Adkins	57	Vice President, Accounting and Controller
Philip G. Behrman	54	Senior Vice President, Worldwide Exploration
Clarence P. Cazalot, Jr	54	President and Chief Executive Officer, and Director
Janet F. Clark	50	Senior Vice President and Chief Financial Officer
Steven B. Hinchman	46	Senior Vice President, Worldwide Production
Jerry Howard	56	Senior Vice President, Corporate Affairs
Alard Kaplan	54	Vice President, Major Projects
Steve J. Lowden	45	Senior Vice President, Business Development/Integrated Gas
Kenneth L. Matheny	57	Vice President, Investor Relations and Public Affairs
Paul C. Reinbolt	49	Vice President, Finance and Treasurer
William F. Schwind, Jr.	60	Vice President, General Counsel and Secretary

        With the exception of Mr. Cazalot, Mr. Behrman, Ms. Clark, Mr. Kaplan and Mr. Lowden mentioned above, all of the executive officers have held responsible management or professional positions with Marathon or its subsidiaries for more than the past five years.

        Mr. Cazalot joined Marathon Oil Company as president in March 2000. In January of 2002, he was appointed president and chief executive officer of Marathon Oil Corporation. Prior to joining Marathon, Mr. Cazalot served from 1999 to 2000 as vice president of Texaco Inc. and president of Texaco's worldwide production operations.

        Prior to joining Marathon in September 2000, Mr. Behrman served from 1996 as exploration manager for Vastar Resources Inc.'s Gulf of Mexico deepwater division. During 2000, Mr. Behrman assumed the additional responsibilities of acting-vice president of exploration and land.

        Ms. Clark joined Marathon in January 2004 as senior vice president and chief financial officer. Prior to joining Marathon, she was employed by Nuevo Energy Company from 2001 to December 2003 as senior vice president and chief financial officer. Prior to her employment with Nuevo Energy Company, Ms. Clark served as executive vice president of corporate development and administration for Santa Fe Snyder Corporation.

        Mr. Kaplan joined Marathon in December 2003 as vice president, major projects. Prior to joining Marathon, he was employed by Foster Wheeler Corporation since 2001, with his most recent position as director of LNG for Foster Wheeler's Houston office. Prior thereto and since 1995, he served Triton Energy Ltd. (merged with Amerada Hess Corporation) as technical manager for the Thai-Malaysian development and as project manager for the Ceiba field FPSO development, offshore Equatorial Guinea.

        Prior to joining Marathon Oil Company in December 2000, Mr. Lowden was employed by Premier Oil plc since 1987, with his most recent position as director of commercial and business development responsible for international business.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that Marathon's directors and executive officers, and persons who own more than ten percent of a registered class of Marathon's equity securities, file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Based solely on Marathon's review of the reporting forms and written representations provided to Marathon from the individuals required to file reports, Marathon believes that each of its executive officers and directors has complied with the applicable reporting requirements for transactions in Marathon's securities during the fiscal year ended December 31, 2004, with the exception of one late report on Form 4 filed by Mr. Behrman. This late report related to the purchase of 200 shares of common stock by a family living trust, in which Mr. Behrman's mother-in-law is the beneficiary and his spouse is the trustee and has a remainder interest therein. Mr. Behrman has disclaimed beneficial ownership of this common stock to the extent of his and/or his spouse's pecuniary interest therein.

Item 11. Executive Compensation

        Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in Marathon's Proxy Statement dated March 10, 2005, for the 2005 Annual Meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in Marathon's Proxy Statement dated March 10, 2005, for the 2005 Annual Meeting of stockholders.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2004, with respect to shares of Marathon's common stock that may be issued under Marathon's existing equity compensation plans:

  •
  2003 Incentive Compensation Plan

  •
  1990 Stock Plan – No additional awards will be granted under this plan.

  •
  Deferred Compensation Plan for Non-Employee Directors – No additional awards will be granted under this plan.

  •
  2001 Non-Officer Restricted Stock Plan – No additional awards will be granted under this plan.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	8,524,265	(1)	$29.84	15,190,294	(2)
Equity compensation plans not approved by stockholders(3)	90,198	(4)	N/A	–
Total	8,614,463	(1)	$29.84	15,190,294	(2)

(1)
This number includes the following:

•
3,617,193 stock options and SARs outstanding under the 2003 Incentive Compensation Plan (the "Incentive Plan")

•
4,396,055 stock options outstanding under the 1990 Stock Plan.

•
476,000 performance shares granted to officers under the Incentive Plan but not yet earned as of December 31, 2004. The number of shares, if any, to be issued will be determined based on a formula that measures Marathon's total shareholder return over the applicable performance period relative to the total shareholder return of our industry peers.

•
23,267 phantom shares that have been credited to non-employee directors pursuant to the non-employee director deferred compensation program and the annual director stock award program established under the Incentive Plan. When a non-employee director leaves the Board, he or she will be issued actual shares of Marathon common stock in place of the phantom shares.

•
11,750 restricted stock phantom units granted to non-officers under the Incentive Plan.

  The weighted-average exercise price shown in column (b) does not take the officer performance shares, the phantom shares or restricted stock unites into account since these awards have no exercise price.

(2)
This number reflects the shares available for issuance under the Incentive Plan. No more than 7,380,623 of these shares may be issued for awards other than stock options or stock appreciation rights. In addition, shares related to grants that are forfeited, terminated, cancelled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant shall immediately become available for issuance.
(3)
This row reflects awards made under the Deferred Compensation Plan for Non-Employee Directors and the 2001 Non-Officer Restricted Stock Plan prior to April 30, 2003.
(4)
This number includes the following:

•
57,243 phantom shares that were awarded to non-employee directors under the Deferred Compensation Plan for Non-Employee Directors prior to April 30, 2003. When a non-employee director leaves the Board, he or she will be issued actual shares of Marathon common stock in place of the phantom shares.

•
32,955 unvested phantom restricted stock units granted under the 2001 Non-Officer Restricted Stock Plan prior to April 30, 2003.

        Non-Officer Restricted Stock Plan – The Non-Officer Restricted Stock Plan was approved by the Board effective January 1, 2001, to provide restricted stock and restricted stock unit awards to non-officer employees of Marathon and its affiliates. The purposes of the plan are to reward specific noteworthy achievements by non-officer employees and promote the retention of outstanding non-officer employees. All awards under this plan are subject to a four-year time-based vesting schedule, with 50 percent of the shares vesting two years from the date of grant and the remaining 50 percent of the shares vesting four years from the date of grant. If a recipient terminates employment other than by reason of death, any unvested portion of his or her award will be forfeited. Dividends are paid on all awards made under the plan prior to vesting. Marathon's authority to make grants under this plan was terminated effective as of April 30, 2003.

        Deferred Compensation Plan for Non-Employee Directors – Under the Deferred Compensation Plan for Non-Employee Directors, all non-employee directors of Marathon are required to defer half of their annual retainers in the form of common stock units. On the date the retainer would otherwise be payable to the non-employee director, Marathon credits an unfunded bookkeeping account for each non-employee director with a number of common stock units equal to half of his or her annual retainer divided by the fair market value of Marathon's common stock. The ongoing value of each common stock unit equals the market price of Marathon's common stock. When dividends are paid, Marathon credits each unfunded account with dividend equivalents on the number of units then in the individual's account in the form of additional common stock units. When the non-employee director leaves the Board, he or she is issued actual shares of common stock equal to the number of common stock units in his or her account at that time. Marathon's authority to make equity grants under this plan was terminated effective as of April 30, 2003.

Item 13. Certain Relationships and Related Transactions

        Information required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Party Transactions" in Marathon's Proxy Statement dated March 10, 2005, for the 2005 Annual Meeting of stockholders.

Item 14. Principal Accounting Fees and Services

        Information required by this item is incorporated by reference to the material appearing under the heading "Information Regarding the Independent Public Auditor's Fees, Services and Independence" in Marathon's Proxy Statement dated March 10, 2005, for the 2005 Annual Meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

      Schedule II – Valuation and Qualifying Accounts is provided on page 64.

  3.
  Lists of Exhibits:

Any reference made to USX Corporation in the exhibit listing that follows is a reference to the former name of Marathon Oil Corporation, a Delaware corporation and the registrant, and is made because the exhibit being listed and incorporated by reference was originally filed before December 31, 2001, the date of the change in the registrant's name.

EXHIBIT INDEX

Exhibit No.	Description
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1
Holding Company Reorganization Agreement, dated as of July 1, 2001, by and among USX Corporation, USX Holdco, Inc. and United States Steel LLC (incorporated by reference to Exhibit 2.1 to USX Corporation's Form 8-K filed on July 2, 2001).
2.2
Agreement and Plan of Reorganization, dated as of July 31, 2001, by and between USX Corporation and United States Steel LLC (incorporated by reference to Exhibit 2.1 to USX Corporation's Registration Statement on Form S-4 (File No. 333-69090) filed on September 7, 2001).
2.3
Master Agreement, dated as of March 18, 2004, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (incorporated by reference to Exhibit 2.1 to Marathon Oil Corporation's Amendment No.1 to Form 8-K/A, filed on November 29, 2004).
2.4
Tax Matters Agreement dated as of March 18, 2004, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (incorporated by reference to Exhibit 2.2 to Marathon Oil Corporation's Amendment No.1 to Form 8-K/A filed on November 29, 2004).
2.5
Assignment and Assumption Agreement (VIOC Centers) dated as of March 18, 2004, between Ashland Inc. and ATB Holdings Inc. (incorporated by reference to Exhibit 2.3 to Marathon Oil Corporation's Amendment No.1 to Form 8-K/A, filed on November 29, 2004).
2.6
Assignment and Assumption Agreement (Maleic Business) dated as of March 18, 2004, between Ashland Inc. and ATB Holdings Inc. (incorporated by reference to Exhibit 2.4 to Marathon Oil Corporation's Amendment No.1 to Form 8-K/A, filed on November 29, 2004).
2.7
Amendment No. 2 dated as of March 18, 2004 to the Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998 of Marathon Ashland Petroleum LLC, by and between Ashland Inc. and Marathon Oil Company (incorporated by reference to Exhibit 2.5 to Marathon Oil Corporation's Amendment No.1 to Form 8-K/A, filed on November 29, 2004).
3.	Articles of Incorporation and Bylaws
3.1
Restated Certificate of Incorporation of Marathon Oil Corporation (incorporated by reference to Exhibit 3(a) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
3.2	By-laws of Marathon Oil Corporation (incorporated by reference to Exhibit 3(b) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).
4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Five Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, ABN Ambro Bank N.V., Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 4.1 to Marathon Oil Corporation's Form 10-Q for the quarter ended June 30, 2004).
4.2
Five Year Credit Agreement dated as of May 20, 2004 among Marathon Ashland Petroleum LLC, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, ABN Ambro Bank N.V., Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 4.2 to Marathon Oil Corporation's Form 10-Q for the quarter ended June 30, 2004).
4.3
Senior Indenture dated February 26, 2002 between Marathon Oil Corporation and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Marathon Oil Corporation's Form 8-K, filed on March 4, 2002).
4.4
Senior Indenture dated June 14, 2002 among Marathon Global Funding Corporation, as Issuer, Marathon Oil Corporation, as Guarantor, and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Marathon Oil Corporation's Form 8-K, filed on June 21, 2002).
4.5
Senior Supplemental Indenture No. 1 dated as of September 5, 2003 among Marathon Global Funding Corporation, as Issuer, Marathon Oil Corporation, as Guarantor, and JPMorgan Chase Bank, as Trustee to the Indenture dated as of June 14, 2002 (incorporated by reference to Exhibit 4.2 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2003).

Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon. Marathon hereby agrees to furnish a copy of any such instrument to the Commission upon its request.
10.	Material Contracts
10.1
Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC, dated as of December 31, 1998 (incorporated by reference to Exhibit 10.1 to Marathon Oil Corporation's Amendment No.1 to Form 8-K/A filed on November 29, 2004).
10.2
Amendment No. 1 dated as of March 17, 2004, to the Amended and Restated Limited Liability Company Agreement of Marathon Ashland Petroleum LLC, dated as of December 31, 1998, by and between Marathon Oil Company and Ashland, Inc. (incorporated by reference to Exhibit 10.1 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.3
Put/Call, Registration Rights and Standstill Agreement dated as of January 1, 1998 among Marathon Oil Company, USX Corporation, Ashland, Inc. and Marathon Ashland Petroleum LLC. (incorporated by reference to Exhibit 10.2 to Marathon Oil Corporation's Amendment No.1 to Form 8-K/A filed on November 29, 2004).
10.4
Amendment No. 1 dated as of December 31, 1998 to Put/Call, Registration Rights and Standstill Agreement of Marathon Ashland Petroleum LLC dated as of January 1, 1998 (incorporated by reference to Exhibit 10(p) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2003).
10.5
Amendment No. 2 dated as of March 17, 2004 to Put/Call, Registration Rights and Standstill Agreement among Marathon Oil Company, USX Corporation, Ashland, Inc. and Marathon Ashland Petroleum LLC (incorporated by reference to Exhibit 10.2 to Marathon Oil Corporation's Form 10-Q for the quarter ended March 31, 2004).
10.6
Tax Sharing Agreement between USX Corporation and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001 (incorporated by reference to Exhibit 99.3 to Marathon Oil Corporation's Form 8-K, filed on January 3, 2002).
10.7
Financial Matters Agreement between USX Corporation and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001 (incorporated by reference to Exhibit 99.5 to Marathon Oil Corporation's Form 8-K, filed on January 3, 2002).
10.8
Insurance Assistance Agreement between USX Corporation and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001 (incorporated by reference to Exhibit 99.6 to Marathon Oil Corporation's Form 8-K, filed on January 3, 2002).
10.9
License Agreement between USX Corporation and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001 (incorporated by reference to Exhibit 99.7 to Marathon Oil Corporation's Form 8-K, filed on January 3, 2002).

10.10
Marathon Oil Corporation 2003 Incentive Compensation Plan, Effective January 1, 2003 (incorporated by reference to Appendix C to Marathon Oil Corporation's Definitive Proxy Statement on Schedule 14A filed March 10, 2003).
10.11
Marathon Oil Corporation 1990 Stock Plan, as Amended and Restated Effective January 1, 2002 (incorporated by reference to Exhibit 10(a) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.12
Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2002 (incorporated by reference to Exhibit 10.12 to Marathon Oil Corporation's Amendment No. 1 to Form 10-Q for the quarter ended September 30, 2002).
10.13
Form of Non-Qualified Stock Option Grant for Chief Executive Officer granted under Marathon Oil Corporation's 1990 Stock Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.2 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.14
Form of Non-Qualified Stock Option Grant for Executive Officers granted under Marathon Oil Corporation's 1990 Stock Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.3 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.15
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation's 2003 Incentive Compensation Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.4 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.16
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation's 2003 Incentive Compensation Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.5 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.17
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation's 2003 Incentive Compensation Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.6 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.18
Form of Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation's 2003 Incentive Compensation Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.7 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.19
Form of Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation's 2003 Incentive Compensation Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.8 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.20
Form of Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation's 2003 Incentive Compensation Plan, effective January 1, 2003 (incorporated by reference to Exhibit 10.9 to Marathon Oil Corporation's Form 10-Q for the quarter ended September 30, 2004).
10.21
Form of Change of Control Agreement between USX Corporation and Various Officers (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-69090) of USX Corporation filed on September 20, 2001).
10.22
Completion and Retention Agreement, dated as of August 8, 2001, among USX Corporation, United States Steel LLC and Thomas J. Usher (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-69090) of USX Corporation filed on September 20, 2001).
10.23
Amendment No. 1 to the Completion and Retention Agreement, dated January 29, 2003, among Marathon Oil Corporation, United States Steel Corporation and Thomas J. Usher (incorporated by reference to Exhibit 10(i) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).
10.24
Agreement between Marathon Oil Company and Clarence P. Cazalot, Jr., executed February 28, 2000 (incorporated by reference to Exhibit 10(h) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2003).

10.25
Letter Agreement between Marathon Oil Company and Janet F. Clark, executed December 9, 2003 (incorporated by reference to Exhibit 10(i) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2003).
10.26
Letter Agreement between Marathon Oil Company and Steven J. Lowden, executed September 17, 2000 (incorporated by reference to Exhibit 10(k) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.27
Letter Agreement between Marathon Oil Company and Philip G. Behrman, executed September 19, 2000 (incorporated by reference to Exhibit 10(l) to Marathon Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.28*	Summary of non-employee director compensation effective January 1, 2005.
10.29*	Summary of Named Executive Officer Compensation and Performance Criteria.
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
12.2*	Computation of Ratio of Earnings to Fixed Charges.
14.*	Code of Ethics for Senior Financial Officers.
21.*	List of Significant Subsidiaries.
23.*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*
Filed herewith

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Stockholders of Marathon Oil Corporation:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 10, 2005, appearing in the 2004 Annual Report to Stockholders of Marathon Oil Corporation (which report, consolidated financial statements and assessment are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Houston, Texas
March 10, 2005

Marathon Oil Corporation
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002

		Additions
(In millions)	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts		Deductions(a)	Balance at End of Period

Year ended December 31, 2004
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts current	$5	$13	$–		$12	$6
Allowance for doubtful accounts noncurrent	10	–	–		–	10
Tax valuation allowances:
Federal	67	–	–		10	57
State	73	–	–		2	71
Foreign	283	–	82	(b)	–	365
Year ended December 31, 2003
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts current	$6	$10	$–		$11	$5
Allowance for doubtful accounts noncurrent	14	2	–		6	10
Tax valuation allowances:
Federal	–	–	67	(c)	–	67
State	78	–	–		5	73
Foreign(d)	357	–	–		74	283
Year ended December 31, 2002
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts current	$4	$13	$–		$11	$6
Allowance for doubtful accounts noncurrent	4	10	–		–	14
Inventory market valuation reserve	72	–	–		72	–
Tax valuation allowances:
State	76	–	2	(b)	–	78
Foreign(d)	259	–	98	(b)	–	357

(a)
Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries. Deductions in the inventory market valuation reserve reflect increases in market prices and inventory turnover, resulting in noncash credits to costs and expenses. Deductions in the state tax valuation allowance is due to expiring net operating losses. Deductions in the foreign tax valuation allowance for 2003 relate to the sale of the exploration and production operations in western Canada and reduction in Norway's valuation allowance due to additional deferred tax liabilities. Deductions in the federal valuation allowance reflect the amount of excess capital losses utilized during the year.
(b)
Reflects valuation allowances established for deferred tax assets generated in the current period, primarily related to net operating losses.
(c)
Reflects valuation allowance established for deferred tax assets generated in 2003, resulting from excess capital losses related to the sale of exploration and production operations in western Canada.
(d)
In preparation of the December 31, 2004 consolidated financial statements, Marathon identified certain deferred tax liabilities related to Marathon's Norway operations that were omitted from the above disclosures related to December 31, 2003, 2002 and 2001. This omission resulted in an understatement of the deferred tax liability primarily related to property, plant and equipment by $153 million, $47 million and $26 million at December 31, 2003, 2002 and 2001 and a corresponding overstatement of the related valuation allowance by the same dollar amount. Accordingly, Marathon has revised the December 31, 2003, 2002 and 2001 presentation to increase the deferred tax liability by $153 million, $47 million and $26 million and correspondingly to decrease the valuation allowance by the same amount. The revision has no impact on Marathon's previously reported financial position, tax provision, net income or cash flow.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2005	MARATHON OIL CORPORATION
	By:	/s/ ALBERT G. ADKINS Albert G. Adkins
Vice President, Accounting and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 10, 2005 on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ THOMAS J. USHER Thomas J. Usher	Chairman of the Board and Director
/s/ CLARENCE P. CAZALOT, JR. Clarence P. Cazalot, Jr.	President & Chief Executive Officer and Director
/s/ JANET F. CLARK Janet F. Clark	Senior Vice President and Chief Financial Officer
/s/ ALBERT G. ADKINS Albert G. Adkins	Vice President, Accounting and Controller
/s/ CHARLES F. BOLDEN, JR. Charles F. Bolden, Jr.	Director
/s/ DAVID A. DABERKO David A. Daberko	Director
/s/ WILLIAM L. DAVIS William L. Davis	Director
/s/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director
/s/ PHILIP LADER Philip Lader	Director
/s/ CHARLES R. LEE Charles R. Lee	Director
/s/ DENNIS H. REILLEY Dennis H. Reilley	Director
/s/ SETH E. SCHOFIELD Seth E. Schofield	Director
/s/ DOUGLAS C. YEARLEY Douglas C. Yearley	Director

GLOSSARY OF CERTAIN DEFINED TERMS

        The following definitions apply to terms used in this document:

Ashland	Ashland Inc.
bbl	barrel
bcf	billion cubic feet
bcfd	billion cubic feet per day
BLM	Bureau of Land Management
BOE	barrels of oil equivalent
BOEPD	barrels of oil equivalent per day
bpd	barrels per day
CAA.	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
Clairton 1314B	Clairton 1314B Partnership, L.P.
CLAM	CLAM Petroleum B.V.
CWA	Clean Water Act
DOE	Department of Energy
downstream	refining, marketing and transportation operations
E&P	exploration and production
EPA	U.S. Environmental Protection Agency
exploratory	wildcat and delineation, i.e., exploratory wells
FASB	Financial Accounting Standards Board
GEHoldings	Equatorial Guinea LNG Holdings Limited
GEPetrol	Compania Nacional de Petroleos de Guinea Ecuatorial
GTL	gas-to-liquids
IEPA	Illinois EPA
IFO	Income from operations
IMV	Inventory Market Valuation
Kinder Morgan	Kinder Morgan Energy Partners, L.P.
KKPL	Kenai Kachemak Pipeline LLC
KMOC	Khanty Mansiysk Oil Corporation
LNG	liquefied natural gas
LOCAP	LOCAP LLC
LOOP	LOOP LLC
LPG	liquefied petroleum gas
MAP	Marathon Ashland Petroleum LLC
Marathon	Marathon Oil Corporation and its consolidated subsidiaries
Marathon Stock	USX-Marathon Group Common Stock
mbpd	thousand barrels per day
mcf	thousand cubic feet
MKM	MKM Partners L.P.
mmcfd	million cubic feet per day
MTBE	methyl tertiary-butylether
NOL	Net operating loss
NOV	Notice of Violation
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other comprehensive income
OPA-90	Oil Pollution Act of 1990
OTC	over the counter
Pilot	Pilot Corporation
PRB	Powder River Basin
PRP(s)	potentially responsible party (ies)
PTC	Pilot Travel Centers LLC
RCRA	Resource Conservation and Recovery Act
RM&T	refining, marketing and transportation
SPEs	special-purposes entities
SSA	Speedway SuperAmerica LLC
Steel Stock	USX-U. S. Steel Group Common Stock
U.K.	United Kingdom
United States Steel	United States Steel Corporation
upstream	exploration and production operations
USTs	underground storage tanks
VIE	variable interest entity
WTI	West Texas Intermediate