Form 10-Q
period 2005-03-31
MARATHON OIL CORP
filed 2005-05-09
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

There were 347,859,632 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2005.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended March 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statement of Income

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Selected Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Supplemental Statistics

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Part I - Financial Information

MARATHON OIL CORPORATION

Consolidated Statement of Income (Unaudited)

	First Quarter Ended March 31
(Dollars in millions, except per share)	2005	2004

Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$9,840	$8,392
Revenues from matching buy/sell transactions	2,809	2,045
Sales to related parties	283	215
Income from equity method investments	40	27
Net gains on disposal of assets	11	2
Other income	27	12
Total revenues and other income	13,010	10,693

Costs and expenses:
Cost of revenues (excludes items shown below)	7,692	6,435
Purchases related to matching buy/sell transactions	2,832	2,065
Purchases from related parties	56	31
Consumer excise taxes	1,084	1,052
Depreciation, depletion and amortization	323	299
Selling, general and administrative expenses	260	222
Other taxes	105	83
Exploration expenses	34	28
Total costs and expenses	12,386	10,215
Income from operations	624	478
Net interest and other financing costs	32	38
Minority interest in income (loss) of:
Marathon Ashland Petroleum LLC	70	17
Equatorial Guinea LNG Holdings Limited	(1)	—
Income before income taxes	523	423
Provision for income taxes	199	165
Net income	$324	$258

Income Per Share (Unaudited)

	First Quarter Ended March 31
	2005	2004

Net income:
Per share – basic	$.94	$.83
Per share – diluted	$.93	$.83

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Balance Sheet (Unaudited)

(Dollars in millions)	March 31 2005	December 31 2004

Assets
Current assets:
Cash and cash equivalents	$3,191	$3,369
Receivables, less allowance for doubtful accounts of $3 and $6	3,109	3,146
Receivables from United States Steel	19	15
Receivables from related parties	82	74
Inventories	2,273	1,995
Other current assets	308	268
Total current assets	8,982	8,867

Investments and long-term receivables, less allowance for doubtful accounts of $13 and $10	1,536	1,546
Receivables from United States Steel	585	587
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $12,724 and $12,426	12,019	11,810
Prepaid pensions	119	128
Goodwill	252	252
Intangibles	106	108
Other noncurrent assets	115	125
Total assets	$23,714	$23,423

Liabilities
Current liabilities:
Accounts payable	$4,416	$4,430
Payable to related parties	44	44
Payroll and benefits payable	277	274
Accrued taxes	404	397
Accrued interest	52	92
Long-term debt due within one year	17	16
Total current liabilities	5,210	5,253

Long-term debt	4,032	4,057
Deferred income taxes	1,534	1,553
Employee benefits obligations	1,030	989
Asset retirement obligations	483	477
Payable to United States Steel	5	5
Deferred credits and other liabilities	240	288
Total liabilities	12,534	12,622

Minority interest in Marathon Ashland Petroleum	2,632	2,559

Minority interest in Equatorial Guinea LNG Holdings Limited	171	131

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock:
Common Stock issued - 347,794,585 shares at March 31, 2005 and 346,727,029 at December 31, 2004 (par value $1 per share, authorized 550,000,000 shares)	348	347
Common stock held in treasury - 73,748 shares at March 31, 2005 and 29,569 shares at December 31, 2004	(3)	(1)
Additional paid-in capital	4,081	4,028
Retained earnings	4,036	3,810
Accumulated other comprehensive loss	(70)	(64)
Unearned compensation	(15)	(9)
Total stockholders’ equity	8,377	8,111
Total liabilities and stockholders’ equity	$23,714	$23,423

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statement of Cash Flows (Unaudited)

	First Quarter Ended March 31
(Dollars in millions)	2005	2004

Increase (decrease) in cash and cash equivalents

Operating activities:
Net income	$324	$258
Adjustments to reconcile to net cash provided from operating activities:
Deferred income taxes	3	(3)
Minority interest in income of subsidiaries	69	17
Depreciation, depletion and amortization	323	299
Pension and other postretirement benefits - net	47	41
Exploratory dry well costs	12	7
Net gains on disposal of assets	(11)	(2)
Changes in the fair value of long-term natural gas contracts in the United Kingdom	57	(14)
Changes in:
Current receivables	2	24
Inventories	(277)	(247)
Accounts payable and other current liabilities	(137)	(53)
All other - net	(57)	(40)
Net cash provided from operating activities	355	287

Investing activities:
Capital expenditures	(554)	(344)
Disposal of assets	36	6
Investments -loans and advances	(30)	(31)
All other - net	6	2
Net cash used in investing activities	(542)	(367)

Financing activities:
Commercial paper and revolving credit arrangements - net	—	76
Other debt repayments	(2)	(253)
Net proceeds from sale of common stock	—	1,004
Treasury common stock – proceeds from issuance	39	17
Dividends paid	(97)	(78)
Contributions from minority shareholder of Equatorial Guinea LNG Holdings Limited	73	—
Net cash provided from financing activities	13	766
Effect of exchange rate changes on cash	(4)	(2)
Net increase (decrease) in cash and cash equivalents	(178)	684
Cash and cash equivalents at beginning of period	3,369	1,396
Cash and cash equivalents at end of period	$3,191	$2,080

Cash provided from operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(91)	$(87)
Income taxes paid	(194)	(81)

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements – (Unaudited)

1.     Basis of Presentation

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications of prior year data have been made to conform to 2005 classifications.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2004 Annual Report on Form 10-K of Marathon Oil Corporation (“Marathon”).

2.     New Accounting Standards

Effective January 1, 2005, Marathon adopted FASB Staff Position (“FSP”) No. FAS 19-1, “Accounting for Suspended Well Costs” (“FSP FAS 19-1”), which amended the guidance for deferred exploratory well costs in Statement of Financial Accounting Standard No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”).  SFAS No. 19 requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves.  When a classification of proved reserves cannot yet be made, FSP FAS 19-1 allows exploratory well costs to continue to be capitalized when (a) the well has found a sufficient quantity of reserves to justify completion as a producing well and (b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project.  Marathon’s current policy is in accordance with FSP FAS 19-1.  FSP FAS 19-1 also provides for certain disclosures to be made regarding capitalized exploratory well costs which were included in Marathon’s 2004 Annual Report on Form 10-K.  See Note 11 for activity related to the first quarter of 2005.

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

Amounts Receivable from or Payable to United States Steel Arising from the Separation — Marathon remains primarily obligated for certain financings for which United States Steel has assumed responsibility for repayment under the terms of the Separation. When United States Steel makes payments on the principal of these financings, both the receivable and the obligation will be reduced.

Amounts receivable or payable to United States Steel were included in the balance sheet as follows:

(In millions)	March 31 2005	December 31 2004
Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$19	$15

Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$585	$587

Payables:
Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$5	$5

Marathon remains primarily obligated for $51 million of operating lease obligations assumed by United States Steel, of which $39 million has been assumed by other third parties that had purchased plants and operations divested by United States Steel.

4.     Computation of Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

	First Quarter Ended March 31
	2005		2004
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$324	$324	$258	$258
Shares of common stock outstanding (thousands):
Average number of common shares outstanding	346,006	346,006	310,196	310,196
Effect of dilutive securities	—	2,639	—	1,489
Average common shares including dilutive effect	346,006	348,645	310,196	311,685
Net income per share	$.94	$.93	$.83	$.83

5.     Stock-Based Compensation Plans

The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	First Quarter Ended March 31
(In millions, except per share data)	2005	2004
Net income
As reported	$324	$258
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28	5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28)	(4)
Pro forma net income	$324	$259

Basic net income per share
- As reported	$.94	$.83
- Pro forma	$.94	$.83
Diluted net income per share
- As reported	$.93	$.83
- Pro forma	$.93	$.83

6.     Segment Information

Marathon’s operations consist of three operating segments: 1) Exploration and Production (“E&P”) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (“RM&T”) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States through its 62 percent owned consolidated subsidiary, Marathon Ashland Petroleum LLC (“MAP”); and 3) Integrated Gas (“IG”) – markets and transports natural gas and products manufactured from natural gas, such as liquid natural gas (“LNG”) and methanol, on a worldwide basis.

The following represents information by operating segment:

(In millions)	E&P	RM&T	IG	Total Segments

First Quarter 2005
Revenues:
Customer	$1,214	$11,073	$419	$12,706
Intersegment(a)	99	42	45	186
Related parties	2	281	—	283
Segment revenues	$1,315	$11,396	$464	$13,175
Elimination of intersegment revenues	(99)	(42)	(45)	(186)
Loss on U.K. long-term gas contracts	(57)	—	—	(57)
Total revenues	$1,159	$11,354	$419	$12,932

Segment income	$555	$210	$7	$772
Income from equity method investments	6	17	17	40
Depreciation, depletion and amortization(b)	210	104	2	316
Capital expenditures(c)	293	134	126	553

First Quarter 2004
Revenues:
Customer	$1,162	$8,835	$426	$10,423
Intersegment(a)	65	14	40	119
Related parties	3	212	—	215
Segment revenues	$1,230	$9,061	$466	$10,757
Elimination of intersegment revenues	(65)	(14)	(40)	(119)
Gain on U.K. long-term gas contracts	14	—	—	14
Total revenues	$1,179	$9,047	$426	$10,652

Segment income	$464	$49	$15	$528
Income from equity method investments	5	10	12	27
Depreciation, depletion and amortization(b)	192	98	2	292
Capital expenditures(c)	172	135	35	342

(a)          Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b)         Differences between segment totals and Marathon totals represent amounts included in administrative expenses.

(c)          Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated financial statement of income:

	First Quarter Ended March 31
(In millions)	2005	2004
Segment income	$772	$528
Items not allocated to segments:
Administrative expenses	(91)	(64)
Gain (loss) on U.K. long-term gas contracts	(57)	14
Total income from operations	$624	$478

7.     Pensions and Other Postretirement Benefits

The following summarizes the components of net periodic benefit costs:

		First Quarter Ended March 31
		Pension Benefits		Other Benefits
	(In millions)	2005	2004	2005	2004
	Service cost	$31	$26	$5	$5
	Interest cost	28	27	10	12
	Expected return on plan assets	(23)	(23)	—	—
Amortization	– net transition gain	(1)	(1)	—	—
	– prior service costs (credits)	1	1	(3)	(4)
	– actuarial loss	15	13	2	4
	Settlement losses	—	7	—	—
	Net periodic benefit cost(a)	$51	$50	$14	$17

(a)     Includes MAP’s net periodic pension cost of $34 million and $30 million and other benefits cost of $9 million for the first quarter of 2005 and 2004.  Includes international net periodic pension cost of $6 million for the first quarter of 2005 and 2004.

On April 14, 2005, MAP made a contribution of $67 million to its qualified pension plan.  As of March 31, 2005, $6 million of contributions have been made to the foreign plans.  In addition, as of March 31, 2005, contributions made from the general assets of Marathon to cover current benefit payments related to unfunded pension and other postretirement benefit plans were $2 million and $7 million.  Marathon expects to contribute an additional $60 million to the MAP pension plan and $25 million to its foreign pension plans in the remainder of 2005.

8.     Income Taxes

The provision for income taxes for interim periods is based on management’s best estimate of the effective tax rate expected to be applicable for the current fiscal year plus any adjustments arising from a change in the estimated amount of taxes related to prior periods.

Effective January 1, 2005, the state of Kentucky enacted legislation which causes limited liability companies to be subject to Kentucky’s corporation income tax.  In the first quarter 2005, Marathon’s provision for income taxes includes $13 million related to the effects of this Kentucky income tax on deferred tax assets and liabilities as of January 1, 2005.  The effect on net income (after minority interest) was $6 million.

Also beginning in the first quarter of 2005, Marathon’s effective rate reflects the estimated impact of a special deduction for qualified domestic production expected to be taken related to the American Jobs Creation Act of 2004.  This deduction will be treated as a permanent difference.  Based on managements’ best estimates of taxable income for 2005, the effective rate will be reduced by approximately one-half percent.

9.     Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods shown:

	First Quarter Ended March 31
(In millions)	2005	2004
Net income	$324	$258
Other comprehensive income (loss), net of tax
Change in fair value of derivative instruments	(6)	16
Total comprehensive income	$318	$274

10.  Inventories

Inventories are carried at lower of cost or market.  Cost of inventories of crude oil, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method.

(In millions)	March 31 2005	December 31 2004
Liquid hydrocarbons and natural gas	$958	$676
Refined products and merchandise	1,193	1,192
Supplies and sundry items	122	127
Total	$2,273	$1,995

11.  Suspended Exploratory Well Costs

The net changes in deferred exploratory well costs were as follows:

(In millions)
Balance at December 31, 2004	$339
Additions	44
Dry well expense	(3)
Transfer to proved properties	(32)
Balance at March 31, 2005	$348

During the first quarter of 2005, there were no impairments of capitalized exploratory well costs that were capitalized for a period of greater than one year after the completion of drilling at December 31, 2004.

12.  Debt

At March 31, 2005, Marathon had no borrowings against its $1.5 billion long-term revolving credit facility and no commercial paper outstanding under its U.S. commercial paper program that is backed by the long-term revolving credit facility.  Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million.  At March 31, 2005, there were no borrowings against these facilities.

MAP has a $500 million long-term revolving credit facility that terminates in May 2009.  At March 31, 2005, there were no borrowings against this facility.

At March 31, 2005, in the event of a change in control of Marathon, debt obligations totaling $1.578 billion may be declared immediately due and payable.  In such event, Marathon may also be required to either repurchase certain equipment at United States Steel’s Fairfield Works for $88 million or provide a letter of credit to secure the remaining obligation.

13.  Contingencies and Commitments

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

Environmental matters – Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment.  These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites.  Penalties may be imposed for noncompliance.  At March 31, 2005 and December 31, 2004, accrued liabilities for remediation totaled $104 million and $110 million, respectively.  It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.  Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $61 million at March 31, 2005, and $65 million at December 31, 2004.

Contract commitments – At March 31, 2005, Marathon’s contract commitments to acquire property, plant and equipment and long-term investments totaled $1,301 million.  Included in these contract commitments is $64 million related to the approximately $300 million in refinery upgrade and expansion projects for its 74,000 bpd Detroit, Michigan refinery.  Marathon will loan MAP the funds necessary for the Detroit, Michigan refinery upgrade and expansion projects. The MAP LLC Agreement has been amended to allow the Detroit refinery cash flows to be dedicated to service this debt.  The Put/Call Agreement was amended to provide that, in the event Marathon exercises its call right, the Detroit refinery will not be valued at an amount less than the working capital related to the Detroit refinery, excluding working capital additions related to the expansion and clean fuels project.

Agreements with joint owners – In connection with the formation of Equatorial Guinea LNG Holdings Limited (“EGHoldings”), Compania Nacional de Petroleos de Guinea Ecuatorial (“GEPetrol”) was given certain contractual rights with respect to the purchase and resale to a third party of a 13 percent interest in EGHoldings currently held by Marathon.  These rights give GEPetrol the option to purchase this 13 percent interest and resell it to a third party.  These rights specify that Marathon will be reimbursed for its historical costs plus an additional specified rate of return.  If GEPetrol’s rights are not exercised within one year from date of project sanction on June 22, 2004, the rights expire.  In March 2005 these rights were extended until September 22, 2005.

14.  Proposed Acquisition

Marathon has entered into an agreement, as amended, which would result in the acquisition of the 38 percent ownership interest in MAP currently held by Ashland Inc. (“Ashland”).  In addition, Marathon would acquire a portion of Ashland’s Valvoline Instant Oil Change business and its maleic anhydride business.  As a result of the transaction, MAP will become a wholly owned subsidiary of Marathon.

As part of the amended transaction, Ashland will receive approximately $900 million in cash and accounts receivable from MAP to redeem a portion of its interest in MAP.  Marathon will assume approximately $1.9 billion of debt, which is expected to be repaid immediately following closing.  Additionally, Ashland shareholders will receive $915 million in Marathon common stock.  Ashland’s liabilities under certain existing environmental indemnification obligations related to MAP will be capped at $50 million.  Marathon has agreed to indemnify a portion of Ashland’s tax liability arising from the transaction. A tax under Section 355(e) of the Internal Revenue Code will be imposed if, as of the date of the closing of the transaction, the fair market value of the New Ashland common stock exceeds Ashland’s tax basis in the New Ashland common stock.  That tax basis cannot be determined with precision at this time because it depends, in part, on the amount of taxable income Ashland generates before the closing of the transaction.  Under the tax matters agreement among the parties, Marathon will bear the first portion of Section 355(e) tax, if any, up to $200 million (which may be increased under certain circumstances), New Ashland will bear the next $175 million of any Section 355(e) tax, and New Ashland and Marathon will each bear 50% of any remaining Section 355(e) tax.

The MAP Limited Liability Company Agreement has been amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction.  As a result, the redemption proceeds to Ashland (cash and accounts receivable) will be increased by an amount equal to approximately 38 percent of the cash accumulated from MAP’s operations during that period, subject to certain adjustments.  At March 31, 2005, Ashland’s share of distributable cash would have been $560 million, if the agreement had been modified as of that date.  In the event of a termination of the acquisition agreement, MAP’s obligation to make cash distributions to Marathon and Ashland would be restored.

On June 1, 2004, the United States Federal Trade Commission (“FTC”) granted early termination of the pre-closing waiting period mandated by the Hart-Scott-Rodino Act, thereby indicating that it had no present intent to challenge the acquisition and permitting the parties to proceed toward closing.  Since the transaction will not close within one year after early termination was granted, Marathon and Ashland have filed a new request for early termination with the FTC.  Additionally, Marathon and Ashland submitted a request for a private letter ruling to the United States Internal Revenue Service (“IRS”) on the tax-free status of the proposed acquisition.  Also related to the proposed acquisition, Marathon filed a registration statement on Form S-4 with the United States Securities and Exchange Commission (“SEC”) on October 12, 2004, and Amendment No. 1 to the Form S-4 on May 2, 2005.  Ashland filed a preliminary proxy statement on Schedule 14A on June 21, 2004, and Amendment No. 1 to Schedule 14A on August 31, 2004.  ATB Holdings, Inc. and New EXM Inc. filed a Form S-4 with the SEC on October 12, 2004, and Amendment No. 1 to the Form S-4 on May 2, 2005.  The completion of the acquisition is subject to a number of conditions, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act, the receipt of a private letter ruling or entering into a closing agreement with the IRS, Ashland shareholder approval and Ashland public debt holder consents.

15.  Accounting Standards Not Yet Adopted

During December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) as a revision of Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation”.  This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  In addition, liability awards will be remeasured each reporting period.  In 2003, Marathon adopted the fair value method for grants made, modified or settled on or after January 1, 2003.  Accordingly, management does not expect the adoption of SFAS No. 123R to have a material affect on results of operations, financial position or cash flows.  This statement is effective for Marathon January 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon Oil Corporation is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products primarily through our 62 percent owned subsidiary, Marathon Ashland Petroleum LLC; and integrated gas.  Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The discussion of the Consolidated Statement of Income should be read in conjunction with the Supplemental Statistics provided on page 26.

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting Marathon. These statements typically contain words such as ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘targets,’’ “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting our businesses, see the information preceding Part I in our 2004 Form 10-K and subsequent filings.

Unless specifically noted, amounts for MAP include the 38 percent interest held by Ashland, and amounts for EGHoldings include the 25 percent interest held by GEPetrol.

Overview and Outlook

Exploration and Production

A key contributor to our first quarter E&P performance was strong overall production available for sale during the quarter which, at an average of approximately 347,000 barrels of oil equivalent per day (“boepd”), slightly exceeded previous guidance of between 330,000 and 340,000 boepd.  Reported crude oil and natural gas sales during the quarter averaged 334,000 boepd.  This period’s variance between production available for sale and actual sales volumes is primarily attributable to the timing of liquid hydrocarbon liftings from our operations in Gabon and the UK.

Also during the first quarter, our production operations benefited from the restart of the Petronius platform in the Gulf of Mexico following extensive repairs necessitated by damage caused by Hurricane Ivan.  Petronius came back online in early March, quickly ramping up to pre-Ivan levels of approximately 25,000 net boepd.

In addition, our condensate expansion project in Equatorial Guinea ramped up to full production, with total liquids production averaging 47,000 gross barrels per day (“bpd”) for the quarter (26,500 bpd net to Marathon), but exiting March at a rate of 62,000 gross bpd (35,000 bpd net to Marathon).  Commissioning of the Equatorial Guinea LPG expansion continued during the first quarter with start-up on schedule for mid-year.  With the LPG expansion at full production, total Equatorial Guinea liquids production is expected to exceed 80,000 gross bpd.

Sales volumes in Russia also improved during the quarter averaging 24,000 bpd compared to 16,000 bpd during the first quarter of 2004.  The increase is a result of the East Kamennoye development program.

In Norway, we made progress in advancing the Alvheim development with the award of two remaining major contracts for conversion of the MST Odin to a floating production, storage and offloading vessel.  All the major contracts for the Alvheim development have been placed.  MST Odin hull modifications have been initiated and development drilling will commence in the third quarter of 2005.  Project development is on schedule with first production expected in 2007.  In addition, the nearby Vilje field received plan of development and operation approval from the Norwegian Government.  Vilje will be tied back to Alvheim and also is expected to begin producing in 2007.

We also announced two discoveries in Angola during the quarter.  The Palas-1 and Ceres-1 discoveries are both located on Block 31 offshore Angola and mark the fifth and sixth deepwater discoveries we have announced on the Block.  The Palas-1 and Ceres-1 wells are located approximately 37 and 20 miles southeast, respectively, of the planned Northeast Development Area and provide the potential for a second development area on Block 31.  In addition, we are currently participating in a well on the Juno Prospect.  We hold a 10 percent interest in Block 31.

In the Gulf of Mexico, we participated in the Stones well, in which we hold a 15 percent working interest, located on Walker Ridge Block 508.  The well has reached total depth and encountered hydrocarbons.  Marathon and its partners are currently analyzing data from the well to determine next steps.

We continue to estimate our 2005 production available for sale will average between 325,000 and 350,000 boepd, excluding the effect of any acquisitions or dispositions.  Reported volumes are based upon sales volumes which may vary from production available for sale primarily due to the timing of liftings of certain of our international liquid hydrocarbon volumes.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon, natural gas and condensate production, the exploration drilling program, the LPG expansion project and the development of the Alvheim and Vilje fields.  Some factors that could potentially affect worldwide liquid hydrocarbon, natural gas and condensate production, the exploration drilling program and the development of the Alvheim and Vilje fields include pricing, supply and demand for petroleum products, amount of capital available for exploration and development, occurrence of acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, inability or delay in obtaining necessary government and third party approvals and permits, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response and other geological, operating and economic considerations.  Factors that could affect the LPG expansion project include unforeseen problems arising from construction, including equipment repairs, and unforeseen hazards such as weather conditions.  The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Refining, Marketing and Transportation

In the RM&T segment, MAP benefited from wider sweet/sour crude differentials and was able to run more sour crudes during the period, taking advantage of the substantial discounts on these feedstocks.  In addition, as a result of a relatively light planned maintenance schedule during the first quarter of 2005, MAP crude oil throughput was approximately 17 percent higher than the same 2004 period.  During the quarter MAP achieved record first quarter crude runs that averaged 922,000 bpd, with total throughput averaging a first quarter record of 1,094,000 bpd.  MAP’s strong operating performance positioned it to help meet rising demand for motor fuels, while capturing the benefits of the strong refining margins in the Midwest and Gulf Coast during the quarter.

Speedway SuperAmerica LLC continued to realize strong same store merchandise sales with an increase of approximately 11.5 percent, while same store gasoline sales volume increased 1.2 percent when compared to the first quarter of 2004.

MAP continued to make progress on its Detroit refinery expansion project during the quarter.  This $300 million project, which remains on schedule for completion during the fourth quarter of 2005, is expected to increase the refinery’s crude processing capacity from 74,000 bpd to 100,000 bpd and enable it to meet the Federal Tier II low-sulfur fuels regulations which become fully effective in 2006.

MAP also announced an agreement to purchase a 388,000 barrel light products terminal located in Ft. Lauderdale, Florida.  This purchase will increase MAP’s storage capacity at Ft. Lauderdale by more than 70 percent, enabling MAP to better serve the growing Florida market, improve logistics and to add flexibility to its product sourcing.  The transaction is expected to close in June 2005.

On March 18, 2004, we entered into an agreement with Ashland Inc. to acquire its 38 percent interest in MAP, along with a portion of its Valvoline Instant Oil Change business and its maleic anhydride business.  On April 27, 2005, we entered into amendments to the Master Agreement and Tax Matters Agreement.  With respect to the tax treatment of the transaction, Marathon and Ashland expect to receive a private letter ruling from the Internal Revenue Service (“IRS”) or enter into a closing agreement with the IRS.  The proposed transaction remains subject to a number of conditions, including termination or expiration of any waiting period under the Hart-Scott-Rodino Act, receipt of a favorable private letter ruling or entering into a closing agreement with the IRS, opinions of outside tax counsel, Ashland shareholder approval, Ashland public debt holder consents, and updated Ashland solvency opinions.  We are targeting a June 30, 2005 closing.  For additional information, see Note 14 to the Consolidated Financial Statements.

The above discussion includes forward-looking statements with respect to the Detroit capital project, the proposed acquisition of a Ft. Lauderdale terminal and the proposed acquisition of Ashland’s 38 percent interest in MAP.  Some factors that could potentially cause the actual results from the Detroit construction project to be different than expected include availability of materials and labor, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects.  Factors that could affect the acquisition of the terminal include satisfaction of closing conditions.  Some factors that could affect the proposed acquisition of Ashland’s 38 percent interest in MAP include the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act, a favorable tax ruling from, or closing agreement with, the IRS, opinions of outside tax counsel, Ashland shareholder approval, Ashland public debt holder consents and updated Ashland solvency opinions.  These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Integrated Gas

Our integrated gas activities during the quarter were marked by continued progress in constructing our LNG project in Equatorial Guinea.  Project expenditures totaled approximately $675 million as of March 31, 2005.  Construction remains on schedule with first shipments of LNG expected in late 2007.

During the quarter, we took delivery of two cargos of LNG under our long term delivery rights at the Elba Island (Georgia) regasification terminal.  In the second half of 2005, we will begin taking delivery of LNG at Elba Island under terms of a supply agreement reached with BP Energy Company (“BP”) last year under which BP will supply us with 58 billion cubic feet of natural gas per year, as LNG, for a minimum period of five years.

Following the successful demonstration of gas-to-liquids (“GTL”) technology at our Port of Catoosa (Oklahoma) GTL facility last year, we intend to further develop this important technology through an Integrated Technology Project (“ITP”).  The ITP, also at the Port of Catoosa, will combine higher efficiency syngas processing and liquid products treatment with the Syntroleum FT reactor.  This project will build upon last year’s successful demonstration with the objective of producing ultra-clean, low-sulfur fuels from stranded and flared natural gas at a range of economic plant sizes.

We have been advised by Qatar’s Energy Minister that our proposed Qatar GTL project will be delayed.  The principal reason for the delay is Qatar Petroleum’s desire to ensure that they manage the giant North Field gas resources in the most effective manner and they are currently reviewing their long-term gas production delivery plans.  In addition, they are examining the industry’s capacity to manage the design and construction of the large number of gas projects in a compressed time frame in a single location, which we believe to be a reasonable and responsible approach.  Despite this delay, we remain committed to fully exploring the potential of GTL technology.  Additionally, we continue to examine a variety of gas projects to apply our GTL technology package, as well as compressed natural gas and methanol processes which are ready for commercial application.

The above discussion contains forward-looking statements with respect to the estimated construction and startup dates of a LNG liquefaction plant and related facilities.  Factors that could affect the estimated construction and startup dates of the LNG liquefaction plant and related facilities include, without limitation, unforeseen problems arising from construction, inability or delay in obtaining necessary government and third-party approvals, unanticipated changes in market demand or supply, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions.  The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Results of Operations

Revenues for the first quarter of 2005 and 2004 are summarized in the following table:

	First Quarter Ended March 31
(In millions)	2005	2004
E&P	$1,315	$1,230
RM&T	11,396	9,061
IG	464	466
Segment revenues	13,175	10,757
Elimination of intersegment revenues	(186)	(119)
Gain (loss) on U.K. long-term gas contracts	(57)	14
Total revenues	$12,932	$10,652

Items included in both revenues and costs and expenses:

Consumer excise taxes on petroleum products and merchandise	$1,084	$1,052

Matching crude oil, gas and refined product buy/sell transactions settled in cash:
E&P	36	42
RM&T	2,773	2,003
Total buy/sell transactions	$2,809	$2,045

E&P segment revenues increased by $85 million in the first quarter of 2005 from the comparable prior-year period. The increase was primarily due to higher worldwide liquid hydrocarbon and natural gas prices partially offset by lower domestic liquid hydrocarbon and natural gas sales volumes.  Derivative losses totaled $1 million in the first quarter of 2005, compared to $22 million in the first quarter of 2004.  Matching buy/sell transactions decreased by $6 million in the first quarter of 2005 from the comparable prior-year period due to decreased crude oil buy/sell transactions, partially offset by higher domestic liquid hydrocarbon prices.

Excluded from the E&P segment revenues were losses of $57 million and gains of $14 million for the first quarter of 2005 and 2004 on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments.

RM&T segment revenues increased by $2,335 million in the first quarter of 2005 from the comparable prior-year period. The increase primarily reflected higher refined product and crude oil selling prices and increased refined product and crude oil sales volumes.  Matching buy/sell transaction revenues increased by $770 million in the first quarter of 2005 from the comparable prior-year period due to higher liquid hydrocarbon and refined product prices and increased crude oil buy/sell transaction volumes.  The value of the purchased volumes related to matching buy/sell transactions exceeded the sales value of the sold volumes during the first quarter of 2005 and 2004.  The value differences between purchases and sales are primarily due to grade/quality differentials, location differentials and timing differences, in those instances when the purchase and sale did not occur in the same quarter.

IG segment revenues decreased by $2 million in the first quarter of 2005 from the comparable prior-year period.  This decrease in the first quarter primarily reflected lower natural gas marketing volumes, partially offset by higher natural gas prices.  Derivative losses totaled $3 million in the first quarter of 2005, compared to gains of $8 million in the first quarter of 2004.

For additional information on segment results, see “Results of Operations by Segments” on page 16.

Cost of revenues for the first quarter of 2005 increased by $1,257 million from the comparable prior-year period.  The increase in the RM&T segment primarily reflected higher acquisition costs for crude oil and other refinery charge and blend stocks.  This was partially offset by a decrease in the E&P segment as a result of lower crude oil marketing activity.

Selling, general and administrative expenses for the first quarter of 2005 increased by $38 million primarily as a result of increased stock-based compensation expense.

Net interest and other financing costs for the first quarter of 2005 decreased by $6 million from the comparable prior-year period primarily as a result of increased interest income on investments and capitalized interest, partially offset by higher foreign exchange losses.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest, increased $53 million in the first quarter of 2005 from the comparable 2004 period, due to higher MAP income as discussed below for the RM&T segment.

Provision for income taxes in the first quarter of 2005 increased by $34 million compared to the prior year comparable period primarily due to a $100 million increase in income before income taxes in 2005 compared to 2004.   Effective January 1, 2005, the state of Kentucky enacted legislation which causes limited liability companies to be subject to Kentucky’s corporation income tax.  In the first quarter 2005, Marathon’s provision for income taxes includes $13 million related to the effects of this Kentucky income tax on deferred tax assets and liabilities as of January 1, 2005.  The effect on net income (after minority interest) was $6 million.

Also beginning in the first quarter of 2005, Marathon’s effective rate reflects the estimated impact of a special deduction for qualified domestic production expected to be taken related to the American Jobs Creation Act of 2004.  This deduction will be treated as a permanent difference.  Based on managements’ best estimates of taxable income for 2005, the effective rate will be reduced by approximately one-half percent.

Net income for the first quarter increased by $66 million in 2005 from 2004, primarily reflecting the factors discussed above.

Results of Operations by Segments

Income from operations for the first quarter of 2005 and 2004 is summarized in the following table:

	First Quarter Ended March 31
(In millions)	2005	2004
E&P
Domestic	$305	$306
International	250	158
E&P segment income	555	464
RM&T	210	49
IG	7	15
Segment income	772	528
Items not allocated to segments:
Administrative expenses	(91)	(64)
Gain (loss) on U.K. long-term gas contracts	(57)	14
Total income from operations	$624	$478

Domestic E&P income in the first quarter of 2005 remained relatively flat compared to last year’s first quarter.  Higher liquid hydrocarbon and natural gas prices and business interruption insurance recoveries of $46 million related to Hurricane Ivan storm-related damage claims were offset by lower liquid hydrocarbon and natural gas sales volumes. These lower volumes resulted primarily from storm-related downtime at Petronius and Camden Hills in the Gulf of Mexico and natural field declines in the Permian Basin.  Derivative losses totaled $1 million in the first quarter of 2005, compared to $17 million in the first quarter of 2004.

Our domestic average realized liquid hydrocarbons price excluding derivative activity was $38.47 per barrel (“bbl”) compared with $29.74 per bbl in the comparable prior period.  The average gas price of $4.95 per thousand cubic feet (“mcf”) excluding derivative activity compared with $4.71 per mcf in the corresponding 2004 period.

Domestic net liquid hydrocarbons sales volumes decreased 22 percent to 72 thousand barrels per day (“mbpd”), as a result of lower production primarily from storm-related downtime in the Gulf of Mexico.  Net natural gas sales volumes averaged 570 million cubic feet per day (“mmcfd”), down 19 percent as a result of lower production in the Gulf of Mexico and the Permian Basin from the 2004 comparable period.

International E&P income in the first quarter of 2005 increased by $92 million from last year’s first quarter.  The increase is primarily a result of higher liquid hydrocarbon and natural gas prices.  Derivative losses totaled $5 million in the first quarter of 2004.  There were none for 2005.

Our international average realized liquid hydrocarbons price excluding derivative activity was $39.10 per bbl compared with $28.22 per bbl in the comparable prior period.  The average gas price of $4.17 per mcf excluding derivative activity compared with $3.46 per mcf in the corresponding 2004 period.

International net liquid hydrocarbons sales volumes remained flat at 92 thousand barrels per day (“mbpd).  Net natural gas sales volumes averaged 455 mmcfd, up 5 percent from the 2004 comparable period primarily from an increase in production in Norway.

RM&T segment income in the first quarter of 2005 increased by $161 million from last year’s first quarter.  The improvement was primarily due to a higher refining and wholesale marketing margin and increased refinery throughputs.  The refining and wholesale marketing margin in the first quarter of 2005 averaged 6.9 cents per gallon, versus the first quarter of 2004 level of 3.4 cents per gallon.  MAP benefited from wider sweet/sour crude differentials in general and was able to run more sour crudes during the period, taking advantage of the substantial discounts on these feedstocks.  In addition, as a result of a relatively light planned maintenance schedule during the first quarter of 2005, MAP achieved total throughputs averaging 1,094,000 bpd, compared to 985,000 bpd in the first quarter of 2004.

Derivative losses included in the refining and wholesale marketing margin were $172 million in the first quarter of 2005 as compared to losses of $120 million in the first quarter of 2004.  Included in derivative losses was a $73 million charge for crack spread derivative contracts in the March 2005 quarter, $61 million of which related to mark-to-market losses on crack spread derivative contracts primarily related to No. 2 high sulfur fuel oil crack spreads that expire over the remainder of 2005.  Derivative losses related to trading activities were $31 million in the first quarter of 2005 as compared to gains of $2 million in the comparable prior-year period.

IG segment income in the first quarter of 2005 decreased by $8 million from last year’s first quarter.  The decrease was due to mark-to-market changes in the value of derivatives used to support gas marketing activities, partially offset by increased earnings from our equity investment in the AMPCO methanol plant in Equatorial Guinea.  Equatorial Guinea methanol plant operations in 2005 have been operating at a 94 percent on-stream factor.  Derivative losses totaled $3 million in the first quarter of 2005, compared to gains of $8 million in the first quarter of 2004.

Dividends to Stockholders

On April 27, 2005, our Board of Directors (the “Board”) declared dividends of 28 cents per share, payable June 10, 2005, to stockholders of record at the close of business on May 18, 2005.

Cash Flows

Net cash provided from operating activities totaled $355 million in the first quarter of 2005, compared with $287 million in the first quarter of 2004.  The $68 million increase mainly reflects higher net income in the first quarter of 2005.

Capital expenditures in the first quarter of 2005 totaled $554 million compared with $344 million for the comparable prior-year period.  The $210 million increase mainly reflected increased spending in the E&P segment due to higher Norway expenditures related to the Alvheim development and increased spending in the IG segment related to continuing construction of our natural gas liquification plant in Equatorial Guinea.  For information regarding capital expenditures by segment, refer to the Supplemental Statistics on page 26.

Net cash provided from financing activities was $13 million in the first quarter of 2005, compared with $766 million in the first quarter 2004. The decrease was due to the issuance on March 31, 2004, of 34,500,000 shares of common stock resulting in net proceeds of $1.004 billion.  Additionally, MAP borrowed $76 million from Ashland in the first quarter of 2004.  This was partially offset by the repayment on maturity of $250 million 7.2% notes in the first quarter of 2004.  The first quarter of 2005 included contributions from GEPetrol of $73 million for its 25 percent interest in EGHoldings.

Derivative Instruments

See “Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, committed and uncommitted credit facilities, and access to both the debt and equity capital markets. Our ability to access the debt capital market is supported by our investment grade credit ratings. Our senior unsecured debt is currently rated investment grade by Standard and Poor’s Corporation, Moody’s Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+, respectively.  Because of the liquidity and capital resource alternatives available to us, including internally generated cash flow, we believe that our short-term and long-term liquidity is adequate to fund operations, including our capital spending programs, any amounts needed to complete the acquisition of Ashland’s 38% interest in MAP, repayment of debt maturities for the years 2005, 2006 and 2007, and any amounts that may ultimately be paid in connection with contingencies.

We have a committed $1.5 billion five-year revolving credit facility that terminates in May 2009.  At March 31, 2005, there were no borrowings against this facility.  At March 31, 2005, we had no commercial paper outstanding under the U.S. commercial paper program that is backed by the five-year revolving credit facility.  Additionally, we have other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn at March 31, 2005.

MAP has a committed $500 million five-year revolving credit facility with third-party financial institutions that terminates in May 2009.  At March 31, 2005, there were no borrowings against this facility.

The Marathon and MAP revolving credit facilities each require a representation at an initial borrowing that there has been no change in the respective borrower’s consolidated financial position or operations, considered as a whole, that would materially and adversely affect such borrower’s ability to perform its obligations under its revolving credit facility.

On March 31, 2004, we completed the sale of 34,500,000 shares of common stock at the offering price of $30 per share from the $2.7 billion universal shelf registration statement filed with the Securities and Exchange Commission in 2002.  We recorded net proceeds of $1.004 billion related to this issuance. As of March 31, 2005, there was $1.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities or other securities, including securities convertible into or exchangeable for other equity or debt securities available to be issued under this shelf registration statement.

Cash distributions from MAP have been suspended pending consummation of the agreement to acquire the 38 percent ownership interest in MAP currently held by Ashland. If the proposed transaction closes, Ashland would receive additional proceeds equal to 38 percent of MAP’s distributable cash at the time of closing. If the transaction does not close, Ashland would receive its share of these funds as part of MAP’s normal distributions.  Ashland’s share on March 31, 2005 was $560 million.

Cash and cash equivalents totaled $3.191 billion at March 31, 2005, as compared to $3.369 billion at December 31, 2004.  We expect to utilize this cash to repay debt assumed in connection with the proposed acquisition of Ashland’s interest in MAP, to fund the cash distribution described above, to fund MAP working capital requirements arising from the approximately $900 million partial partnership redemption (described in Note 14 to the Consolidated Financial Statements on page 11), to retire other outstanding long-term debt or for other general corporate purposes.

Our cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 9 percent at March 31, 2005, compared to 8 percent at year-end 2004 as shown below.  This includes approximately $592 million of debt that is serviced by United States Steel Corporation (“United States Steel”) and the above suspended distributions to Ashland.  We continually monitor our spending levels, market conditions and related interest rates to maintain what we perceive to be reasonable debt levels.

(Dollars in millions)	March 31 2005	December 31 2004
Long-term debt due within one year	$17	$16
Long-term debt	4,032	4,057
Total debt	$4,049	$4,073
Cash (includes $560 million in suspended distributions to Ashland for 2005)	$3,191	$3,369
Equity	$8,377	$8,111

Calculation
Total debt	$4,049	$4,073
Minus cash	3,191	3,369
Total debt minus cash	858	704
Total debt	4,049	4,073
Plus equity	8,377	8,111
Minus cash	3,191	3,369
Total debt plus equity minus cash	$9,235	$8,815
Cash-adjusted debt-to-capital ratio	9%	8%

Following completion of the proposed acquisition of Ashland’s interest in MAP, including the expected issuance of Marathon common stock of $915 million, we estimate cash-adjusted debt-to-capital ratio will be less than 35 percent.

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

Contractual Cash Obligations

Subsequent to December 31, 2004, there have been no significant changes to our obligations to make future payments under existing contracts.  The portion of our obligations to make future payments under existing contracts that have been assumed by United States Steel has not changed significantly subsequent to December 31, 2004.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under generally accepted accounting principles.  Although off-balance sheet arrangements serve a variety of our business purposes, we are not dependent on these arrangements to maintain our liquidity and capital resources; and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.  There have been no significant changes to our off-balance sheet arrangements subsequent to December 31, 2004.

Nonrecourse Indebtedness of Investees

Certain of our equity investees have incurred indebtedness that we do not support through guarantees or otherwise. If we were obligated to share in this debt on a pro rata ownership basis, our share would have been approximately $307 million as of March 31, 2005. Of this amount, $181 million relates to Pilot Travel Centers LLC (“PTC”).  If any of these equity investees default, we have no obligation to support the debt. Our partner in PTC has guaranteed $157 million of the total PTC debt.

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

As of March 31, 2005, we have obligations totaling $669 million that have been assumed by United States Steel.  Of the total $669 million, obligations of $604 million and corresponding receivables from United States Steel were recorded on our consolidated balance sheet (current portion - $19 million; long-term portion - $585 million). The remaining $65 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

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

Tier II gasoline and on-road diesel fuel rules require substantially reduced sulfur levels for gasoline and diesel starting in 2004 and 2006, respectively.  The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million over the period between 2002 and 2006 and includes costs that could be incurred as part of other refinery upgrade projects.  This is a forward-looking statement. Costs incurred through March 31, 2005, were approximately $585 million.  Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include completion of project detailed engineering, construction and start-up activities.

During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (‘‘CAA’’) and other violations with the U. S. Environmental Protection Agency covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period.  The total one-time expenditures for these environmental projects is approximately $370 million over the eight-year period, with about $245 million incurred through March 31, 2005.  The impact of the settlement on ongoing operating expenses is expected to be immaterial.  In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million.  We believe this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.

There have been no other significant changes to our environmental matters subsequent to December 31, 2004.  Changes in accrued liabilities for remediation and receivables for recoverable costs since December 31, 2004 are described in Note 13 to the Consolidated Financial Statements on page 10.

Other Contingencies

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to us. However, we believe that we will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to us. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.’’

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

Commodity Price Risk

Sensitivity analyses of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative instruments as of March 31, 2005 are provided in the following table:

	Incremental Decrease in Income from Operations Assuming a Hypothetical Price Change of: (a)
(In millions)	10%		25%
Commodity Derivative Instruments(b)(c)
Crude oil(d)	$13.1	(e)	$23.7	(e)
Natural gas(d)	38.4	(e)	95.7	(e)
Refined products(d)	37.5	(e)	94.4	(e)

(a)        We remain at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analyses.  Amounts reflect hypothetical 10 percent and 25 percent changes in closing commodity prices, excluding basis swaps, for each open contract position at March 31, 2005. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. We are also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio after March 31, 2005, would cause future IFO effects to differ from those presented in the table.

(b)       Net open contracts for the combined E&P and IG segments varied throughout first quarter 2005, from a low of 1,243 contracts at March 10 to a high of 2,192 contracts at January 20, and averaged 1,673 for the quarter.  The number of net open contracts for the RM&T segment varied throughout first quarter 2005, from a low of 10,125 contracts at February 17 to a high of 28,079 contracts at March 21, and averaged 19,739 for the quarter.  The commodity derivative instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.

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

(e)        Price increase.

E&P Segment

Derivative losses included in the E&P segment were $1 million and $22 million for the first quarter of 2005 and 2004.  Additionally, losses of $1 million from discontinued cash flow hedges are included in segment results for the first quarter of 2004.    The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive loss as it was no longer probable that the original forecasted transactions would occur.  There were no reclassifications during the first quarter of 2005.

Excluded from the E&P segment results were losses of $57 million and gains of $14 million for the first quarter of 2005 and 2004 on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments.

At March 31, 2005, we had no open equity production derivative contracts.  We evaluate the commodity price risk of our equity production on an ongoing basis and may enter into commodity derivative instruments when it is deemed advantageous.

RM&T Segment

We do not attempt to qualify commodity derivative instruments used in our RM&T operations for hedge accounting.  As a result, we recognize all changes in the fair value of derivatives used in our RM&T operations in income, although most of these derivatives have an underlying physical commodity transaction.  Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transactions.  Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transactions.  Derivative gains or losses included in RM&T segment income for the first quarter of 2005 and 2004 are summarized in the following table:

	First Quarter Ended March 31
Strategy (In Millions)	2005	2004
Mitigate price risk	$(65)	$(58)
Protect carrying values of excess inventories	(48)	(24)
Protect margin on fixed price sales	14	3
Protect crack spread values	(73)	(41)
Trading activities	(31)	2

Total net derivative losses	$(203)	$(118)

In the fourth quarter 2004 and the first quarter 2005, using derivative instruments MAP sold crack spreads forward through the third quarter 2005 to lock in the historically wide crack spreads available in the futures market at that time.  Included in the $73 million derivative loss for 2005 noted in the above table for the “Protect crack spread values” strategy was a $61 million mark-to-market loss due to changes in the fair value of crack-spread derivatives that will expire throughout the remainder of 2005.  The table below summarizes the open protect crack spread values strategy in place at March 31, 2005.

Contract Type	Quarterly Period	Volume	Average Price(a)
Gasoline crack spreads	April – June 2005	1.1 mmbbls	$8.82 bbl
Gasoline crack spread collars	April – June 2005	3.4 mmbbls	$9.27 - $15.62 bbl
Gasoline crack spread collars	July – September 2005	2.0 mmbbls	$8.50 - $15.00 bbl
Distillate crack spreads	April – June 2005	1.3 mmbbls	$5.98 bbl
Distillate crack spreads	July – September 2005	3.0 mmbbls	$4.15 bbl
Distillate crack spread collars	April – June 2005	5.0 mmbbls	$4.55 - $7.00 bbl
Distillate crack spread collars	July – September 2005	3.3 mmbbls	$4.17 - $8.31 bbl

(a)          Crack spread strategies include both Over the Counter U.S. Gulf Coast price based and New York Mercantile Exchange (“NYMEX”) based derivative instruments.  The average price is weighted by the volume of each type of derivative instrument.

In addition, natural gas options are in place to manage the price risk associated with approximately 12 percent of the second quarter 2005 anticipated natural gas purchases for refinery use.

IG Segment

We have used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, we will use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in our ongoing natural gas marketing and transportation activity; and to hedge purchased gas injected into storage for subsequent resale.  Derivative gains or losses included in IG segment income were $(3) million and $8 million for the first quarter 2005 and 2004.

Other Commodity Related Risks

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

Interest Rate Risk

We are impacted by interest rate fluctuations which affect the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates as of March 31, 2005 is provided in the following table:

Financial Instruments (a) (In millions)	Fair Value (b)	Incremental Increase in Fair Value (c)
Financial assets (liabilities):
Interest rate swap agreements	$(30)	$14
Long-term debt (d)(e)	$4,417	$164

(a)          Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)         Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

(c)          For long-term debt, this assumes a 10 percent decrease in the weighted average yield to maturity of Marathon’s long-term debt at March 31, 2005. For interest rate swap agreements, this assumes a 10 percent decrease in the effective swap rate at March 31, 2005.

(d)         See below for sensitivity analysis.

(e)          Includes amounts due within one year.

At March 31, 2005, our portfolio of long-term debt was substantially comprised of fixed rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $164 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only if we would elect to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

We manage our exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio.  We have entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates.  The following table summarizes, by individual debt instrument, the interest rate swap activity as of March 31, 2005:

Floating Rate to be Paid	Fixed Rate to be Received	Notional Amount	Swap Maturity	Fair Value

Six Month LIBOR +4.226%	6.650%	$300 million	2006	$(3) million
Six Month LIBOR +1.935%	5.375%	$450 million	2007	$(7) million
Six Month LIBOR +3.285%	6.850%	$400 million	2008	$(10) million
Six Month LIBOR +2.142%	6.125%	$200 million	2012	$(10) million

Foreign Currency Exchange Rate Risk

We manage our exposure to foreign currency exchange rates by utilizing forward contracts, generally with terms of 365 days or less.  The primary objective of this program is to reduce our exposure to movements in the foreign currency markets by locking in foreign currency rates.  At March 31, 2005, the following commodity derivatives were outstanding.  All contracts currently qualify for hedge accounting unless noted.

Financial Instruments	Period	Notional Amount		All-in-Rate(a)		Fair Value(b)

Foreign Currency Rate Swaps
Euro	April 2005 – November 2005	$100 million	(c)	1.311	(d)	$(1) million
Norwegian kroner	April 2005 – December 2005	$74 million		6.310	(e)	$—
British pound sterling	April 2005 – September 2005	$4 million		1.754	(d)	$—

(a)          The rate at which the derivative instruments will be settled.

(b)         Fair value was based on market prices.

(c)          At March 31, 2005, $8 million was discontinued and no longer qualified for hedge accounting.

(d)         U.S. dollar to foreign currency.

(e)          Foreign currency to U.S. dollar.

The aggregate effect on foreign exchange contracts of a hypothetical 10 percent change to quarter-end forward exchange rates would be approximately $18 million.

Credit Risk

We are exposed to significant credit risk from United States Steel arising from the Separation. That exposure is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Obligations Associated with the Separation of United States Steel” on page 19.

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

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of Marathon’s management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Marathon reviews and modifies its financial and operational controls on an ongoing basis to ensure that those controls are adequate to address changes in its business as it evolves.  Marathon believes that its existing financial and operational controls and procedures are adequate.

MARATHON OIL CORPORATION

Supplemental Statistics – (Unaudited)

	First Quarter
	Ended March 31
(Dollars in millions, except as noted)	2005	2004
INCOME FROM OPERATIONS
Exploration and Production
United States	$305	$306
International	250	158
E&P Segment Income	555	464
Refining, Marketing and Transportation(a)	210	49
Integrated Gas(b)	7	15
Segment Income	$772	$528

Items not allocated to segments:
Administrative expenses	$(91)	$(64)
Gain (loss) on U.K. long-term gas contracts	(57)	14
Income from Operations	$624	$478

CAPITAL EXPENDITURES
Exploration and Production	$293	$172
Refining, Marketing and Transportation(a)	134	135
Integrated Gas(b)	126	35
Corporate	1	2
Total	$554	$344

EXPLORATION EXPENSE
United States	$17	$11
International	17	17
Total	$34	$28

OPERATING STATISTICS
Liquid Hydrocarbon Sales (mbpd)(c)
United States	71.6	91.8

Europe	31.2	45.0
Other International	24.1	16.1
West Africa	36.2	31.0
Total International	91.5	92.1
Worldwide	163.1	183.9

Natural Gas Sales (mmcfd)(c)(d)
United States	570.3	701.4

Europe	371.8	358.6
West Africa	83.4	76.3
Total International	455.2	434.9
Worldwide	1,025.5	1,136.3

Total Sales (mboepd)	334.0	373.3

	First Quarter
	Ended March 31
	2005	2004
OPERATING STATISTICS
Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$38.47	$29.74

Europe	45.34	31.10
Other International	24.79	17.71
West Africa	43.23	29.48
Total International	39.10	28.22

Worldwide	$38.82	$28.98

Natural Gas ($ per mcf)
United States	$4.95	$4.71

Europe	5.05	4.14
West Africa	.24	.24
Total International	4.17	3.46

Worldwide	$4.60	$4.23

Average Sales Prices (including derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$38.47	$28.09

Europe	45.34	30.11
Other International	24.79	17.59
West Africa	43.23	29.48
Total International	39.10	27.71

Worldwide	$38.82	$27.90

Natural Gas ($ per mcf)
United States	$4.92	$4.66

Europe(e)	5.05	4.14
West Africa	.24	.24
Total International	4.17	3.46

Worldwide	$4.59	$4.20

	First Quarter
	Ended March 31
(Dollars in millions, except as noted)	2005	2004

MAP:
Refinery Runs (mbpd)
Crude oil refined	922.2	788.6
Other charge and blend stocks	171.4	196.2
Total	1,093.6	984.8

Refined Product Yields (mbpd)
Gasoline	576.3	552.2
Distillates	291.5	234.8
Propane	19.2	19.8
Feedstocks and special products	116.4	108.0
Heavy fuel oil	32.8	26.8
Asphalt	72.0	57.0
Total	1,108.2	998.6

Refined Products Sales Volumes (mbpd)(f)	1,369.7	1,307.3
Matching buy/sell volumes included in refined product sales volumes (mbpd)	80.3	79.6

Refining and Wholesale Marketing Margin(g)(h)	$0.0685	$0.0344

Number of SSA Retail Outlets	1,659	1,773
SSA Gasoline and Distillate Sales (i)	745	763
SSA Gasoline and Distillate Gross Margin (g)	$0.1058	$0.1145
SSA Merchandise Sales	$560	$521
SSA Merchandise Gross Margin	$143	$132

(a)          Includes MAP at 100 percent.  RM&T segment income includes Ashland’s 38 percent interest in MAP of $76 million and $18 million in the first quarter 2005 and 2004.

(b)         Includes Equatorial Guinea LNG Holdings at 100 percent.

(c)          Amounts reflect sales after royalties, excluding Ireland where amounts are before royalties.

(d)         Includes gas acquired for injection and subsequent resale of 20.5 mmcfd and 22.0 mmcfd in the first quarter 2005 and 2004.

(e)          Excludes the effects of the U.K. long-term gas contracts that are accounted for as derivatives.

(f)            Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.

(g)         Per gallon

(h)         Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

(i)             Millions of gallons

Part II - OTHER INFORMATION:

Item 1. Legal Proceedings

MTBE Litigation

We are a defendant along with many other refining companies in over forty cases in eleven states alleging methyl tertiary-butyl ether (‘‘MTBE’’) contamination in groundwater.  All of these cases have been consolidated in a multi-district litigation in the Southern District of New York for preliminary proceedings.  The judge in this multi-district litigation ruled on April 20, 2005 that some form of market share liability would apply.  Market share liability enables a plaintiff to sue manufacturers who represent a substantial share of a market for a particular product and shift the burden of identification of who actually made the product to the defendants, effectively forcing a defendant to show that it did not produce the MTBE which allegedly caused the damage.  The judge further allowed cases to go forward in New York and eleven other states, based upon varying theories of collective liability and predicted that a new theory of market share liability would be recognized in Connecticut, Indiana, and Kansas.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater.  Several of these lawsuits allege contamination that is outside of our marketing area.  A few of the cases seek approval as class actions.  Many of the cases seek punitive damages or treble damages under a variety of statutes and theories.  We stopped producing MTBE at our refineries in October 2002.  The potential impact of these recent cases and future potential similar cases is uncertain. We will defend these cases vigorously.

Powder River Basin Litigation

In March 2005, we sold our coal bed methane leases in Montana.  As a result of no longer having an interest in these properties, Marathon has withdrawn as an intervening party from the four lawsuits filed in May 2003 by plaintiff environmental and other groups, against the U.S. Bureau of Land Management to the extent the cases deal with Montana lands.

Acquisition Litigation

On April 8, 2005, Shiva Singh instituted a class action in the Supreme Court of the State of New York in New York County against Ashland, and the individual members of Ashland’s Board of Directors.  The complaint also names Marathon, MAP and Credit Suisse First Boston LLC (“CSFB”) as defendants.  The complaint states that Mr. Singh holds Ashland common stock and that the complaint is brought on behalf of Mr. Singh and others similarly situated.  The action arises from the proposed transaction in which Ashland would transfer its entire 38% interest in MAP as well as certain other businesses to Marathon.  The complaint alleges breach of fiduciary duty as well as aiding and abetting breach of fiduciary duty and negligence against Ashland, its directors, Marathon and MAP. The complaint alleges breach of fiduciary duty and negligence as well as aiding and abetting breach of fiduciary duty and negligence against CSFB.

The complaint seeks to recover from defendants an unstated sum of damages.  The complaint also seeks to enjoin the proposed  transaction (and any related  shareholder vote) between Ashland and Marathon; to require defendants to fully disclose all material facts before completion of any such transaction; and to require defendants to obtain a current, independent  fairness opinion concerning the proposed transaction.  To the extent that the proposed transaction is consummated prior to the entry of the court’s final judgment, the complaint asks the court to rescind such transaction(s) and award damages.  The complaint also seeks reasonable attorneys’ fees, costs and expenses.  Marathon intends to vigorously defend this case.

Environmental Proceedings

In January 2005, MAP received a Notice of Violation from the EPA alleging 33 violations of Clean Air Act fuels requirements.  These alleged violations largely resulted from MAP’s attest engagements submitted to the Agency under the Reformulated Gasoline and Anti-Dumping programs.  The EPA proposed a penalty of $140,600.  We have been in discussions with the EPA and we hope to resolve this matter in 2005.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Marathon and its affiliated purchaser during the quarter ended March 31, 2005 of equity securities that are registered by Marathon pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05 – 01/31/05	7,301	$37.86	N/A	N/A
02/01/05 – 02/28/05	44,842	$44.51	N/A	N/A
03/01/05 – 03/31/05	5,971	$46.50	N/A	N/A
Total:	58,114	$43.88	N/A	N/A

(1)               17,945 shares were repurchased in open-market transactions under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) by the administrator of the Plan.  Stock needed to meet the requirements of the Plan are either purchased in the open market or issued directly by Marathon.

(2)               40,169 shares of restricted stock were delivered by employees to Marathon, upon vesting, to satisfy tax withholding requirements.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 27, 2005.  In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934.  The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in Marathon’s 2005 Proxy Statement.

1.               Votes regarding the persons elected to serve as Class III directors for a term expiring in 2008 were as follows:

NOMINEE	VOTES FOR	VOTES WITHELD
Shirley Ann Jackson	298,147,853	8,776,066
Philip Lader	300,160,356	6,763,563
Seth E. Schofield	296,670,429	10,253,490
Douglas C. Yearley	296,755,153	10,168,766

Continuing as Class I directors for a term expiring in 2006 are Clarence P. Cazalot, Jr., David A. Daberko and William L. Davis.  Continuing as Class II directors for a term expiring in 2007 are Charles F. Bolden, Jr., Charles R. Lee, Dennis H. Reilley and Thomas J. Usher.

2.               PricewaterhouseCoopers LLP was ratified as the independent auditors for 2005.  The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
297,361,186	7,553,325	2,009,408

3.               The stockholder proposal to declassify the Board of Directors was approved.  This proposal urged the Board of Directors to take the necessary steps, in compliance with Delaware state law, to declassify the Board of Directors for the purpose of director elections, and further provided that any such declassification be done in a manner that does not affect the unexpired terms of directors previously elected.  The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
217,214,907	49,974,857	2,728,242	37,005,913

4.               The stockholder proposal to elect directors by a majority vote was approved.  The proposal requested that the Board of Directors initiate the appropriate process to amend the Company’s governance documents (certificate of incorporation or bylaws) to provide that a director nominee shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders.  The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
139,622,028	127,519,629	2,776,349	37,005,913

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  EXHIBITS

2.1

Amendment No. 1 to the Master Agreement, dated as of April 27, 2005, among Ashland Inc., ATB Holdings Inc., New EXM Inc., EXM LLC, Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (incorporated by reference to Annex A to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-119694) of Marathon Oil Corporation filed on May 2, 2005).

2.2

Amended and Restated Tax Matters Agreement, dated as of April 27, 2005, among Ashland Inc., ATB Holdings Inc., New EXM Inc., EXM LLC, Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC (incorporated by reference to Annex B to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-119694) of Marathon Oil Corporation filed on May 2, 2005).

2.3

Amendment No. 3 dated as of April 27, 2005 to the Amended and Restated Limited Liability Company Agreement dated as of December 31, 1998 of Marathon Ashland Petroleum LLC, by and between Ashland Inc. and Marathon Oil Company (incorporated by reference to Annex C to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-119694) of Marathon Oil Corporation filed on May 2, 2005).

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

May 9, 2005