Form 10-Q
period 2005-06-30
MARATHON OIL CORP
filed 2005-08-08
CIK 101778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
Yes ☒  No ☐

There were 366,012,469 shares of Marathon Oil Corporation common stock outstanding as of June 30, 2005.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended June 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statement of Income (Unaudited)

Consolidated Balance Sheet (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)

Selected Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Supplemental Statistics (Unaudited)

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Part I - Financial Information

Item 1.  Financial Statements

MARATHON OIL CORPORATION

Consolidated Statement of Income (Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(Dollars in millions, except per share data)	2005	2004	2005	2004

Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$12,086	$9,842	$21,926	$18,234
Revenues from matching buy/sell transactions	3,565	2,406	6,374	4,451
Sales to related parties	368	266	651	481
Income from equity method investments	45	43	85	70
Net gains on disposal of assets	23	6	34	8
Gain on ownership change in Marathon Ashland Petroleum LLC	—	1	—	1
Other income	14	28	41	40
Total revenues and other income	16,101	12,592	29,111	23,285

Costs and expenses:
Cost of revenues (excludes items shown below)	9,265	7,542	16,957	13,977
Purchases related to matching buy/sell transactions	3,442	2,326	6,274	4,391
Purchases from related parties	63	63	119	94
Consumer excise taxes	1,210	1,138	2,294	2,190
Depreciation, depletion and amortization	339	301	662	600
Selling, general and administrative expenses	268	280	528	502
Other taxes	119	79	224	162
Exploration expenses	37	34	71	62
Total costs and expenses	14,743	11,763	27,129	21,978
Income from operations	1,358	829	1,982	1,307
Net interest and other financing costs	35	51	67	89
Minority interest in income (loss) of:
Marathon Ashland Petroleum LLC	314	220	384	237
Equatorial Guinea LNG Holdings Limited	—	(4)	(1)	(4)
Income before income taxes	1,009	562	1,532	985
Provision for income taxes	336	214	535	379
Income from continuing operations	673	348	997	606
Discontinued operations	—	4	—	4
Net income	$673	$352	$997	$610

Income Per Share (Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Basic:
Income from continuing operations	$1.94	$1.01	$2.88	$1.85
Net income	$1.94	$1.02	$2.88	$1.86
Diluted:
Income from continuing operations	$1.92	$1.01	$2.86	$1.84
Net income	$1.92	$1.02	$2.86	$1.85

Dividends paid per share	$0.28	$0.25	$0.56	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

 MARATHON OIL CORPORATION

Consolidated Balance Sheet (Unaudited)

	June 30	December 31
(Dollars in millions, except per share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,462	$3,369
Receivables, less allowance for doubtful accounts of $3 and $6	2,638	3,146
Receivables from United States Steel	19	15
Receivables from related parties	38	74
Inventories	3,523	1,995
Other current assets	256	267
Total current assets	9,936	8,866

Investments and long-term receivables, less allowance for doubtful accounts of $11 and $10	1,832	1,546
Receivables from United States Steel	579	587
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $11,764 and $12,426	13,280	11,810
Prepaid pensions	111	128
Goodwill	1,047	252
Intangibles	184	118
Other assets	127	116
Total assets	$27,096	$23,423

Liabilities
Current liabilities:
Notes payable and commercial paper	$2,510	$—
Accounts payable	5,136	4,430
Payables to related parties	31	44
Payroll and benefits payable	238	274
Accrued taxes	422	397
Deferred income taxes	561	—
Accrued interest	95	92
Long-term debt due within one year	313	16
Total current liabilities	9,306	5,253
Long-term debt	3,743	4,057
Deferred income taxes	1,790	1,553
Employee benefits obligations	1,219	989
Asset retirement obligations	495	477
Payable to United States Steel	5	5
Deferred credits and other liabilities	345	288
Total liabilities	16,903	12,622
Minority interest in Marathon Ashland Petroleum LLC	—	2,559
Minority interest in Equatorial Guinea LNG Holdings Limited	236	131
Commitments and contingencies

Stockholders’ Equity
Common stock:
Common stock issued – 366,198,258 shares at June 30, 2005 and 346,727,029 at December 31, 2004 (par value $1 per share, 550,000,000 shares authorized)	366	347
Common stock held in treasury – 185,789 shares at June 30, 2005 and 29,569 shares at December 31, 2004	(8)	(1)
Additional paid-in capital	5,057	4,028
Retained earnings	4,613	3,810
Accumulated other comprehensive loss	(55)	(64)
Unearned compensation	(16)	(9)
Total stockholders’ equity	9,957	8,111
Total liabilities and stockholders’ equity	$27,096	$23,423

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statement of Cash Flows (Unaudited)

		Six Months Ended June 30
	(Dollars in millions)	2005	2004
	Increase (decrease) in cash and cash equivalents

	Operating activities:
	Net income	$997	$610
	Adjustments to reconcile to net cash provided from operating activities:
	Income from discontinued operations	—	(4)
	Deferred income taxes	(37)	(4)
	Minority interest in income of subsidiaries	383	233
	Depreciation, depletion and amortization	662	600
	Pension and other postretirement benefits - net	33	49
	Exploratory dry well costs	27	23
	Net gains on disposal of assets	(34)	(8)
	Changes in the fair value of long-term natural gas contracts in the United Kingdom	224	81
	Changes in working capital:
	Current receivables	(345)	(442)
	Inventories	(644)	(191)
	Current accounts payable and accrued expenses	283	340
	All other - net	(35)	(63)

	Net cash provided from operating activities	1,514	1,224

	Investing activities:
	Capital expenditures	(1,221)	(919)
	Acquisition	(497)	—
	Disposal of assets	63	21
Restricted cash	- deposits	(20)	(5)
	- withdrawals	10	4
	Investments - loans and advances	(35)	(106)
	All other - net	(1)	(2)
	Net cash used in investing activities	(1,701)	(1,007)

	Financing activities:
	Commercial paper issued	590	—
	Debt issuance costs	—	(5)
	Other debt repayments	(4)	(255)
	Issuance of common stock	61	1,028
	Dividends paid	(194)	(164)
	Contributions from minority shareholder of Equatorial Guinea LNG Holdings Limited	112	—
	Distributions to minority shareholder of Marathon Ashland Petroleum LLC	(272)	—
	Net cash provided from financing activities	293	604
	Effect of exchange rate changes on cash	(13)	(3)
	Net increase in cash and cash equivalents	93	818
	Cash and cash equivalents at beginning of period	3,369	1,396
	Cash and cash equivalents at end of period	$3,462	$2,214

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

2.     New Accounting Standards

Effective January 1, 2005, Marathon adopted FASB Staff Position (“FSP”) No. FAS 19-1, “Accounting for Suspended Well Costs” (“FSP FAS 19-1”), which amended the guidance for suspended exploratory well costs in Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”).  SFAS No. 19 requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves.  When a classification of proved reserves cannot yet be made, FSP FAS 19-1 allows exploratory well costs to continue to be capitalized when (a) the well has found a sufficient quantity of reserves to justify completion as a producing well and (b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project.  Marathon’s policy was in accordance with FSP FAS 19-1 prior to its adoption.  FSP FAS 19-1 also requires certain disclosures to be made regarding capitalized exploratory well costs which were included in Marathon’s 2004 Annual Report on Form 10-K.

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

Amounts receivable or payable to United States Steel included in the consolidated balance sheet were as follows:

	June 30	December 31
(In millions)	2005	2004
Receivables:
Current:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$19	$15
Noncurrent:
Receivables related to debt and other obligations for which United States Steel has assumed responsibility for repayment	$579	$587
Payables:
Noncurrent:
Reimbursements payable under nonqualified employee benefit plans	$5	$5

Marathon remains primarily obligated for $49 million of operating lease obligations assumed by United States Steel, of which $39 million has been assumed by other third parties that purchased plants and operations divested by United States Steel.

4.     Acquisition

On June 30, 2005, Marathon acquired the 38 percent ownership interest in Marathon Ashland Petroleum LLC (“MAP”) previously held by Ashland Inc. (“Ashland”).  In addition, Marathon acquired a portion of Ashland’s Valvoline Instant Oil Change business, its maleic anhydride business, its interest in LOOP LLC, which owns and operates the only U.S. deepwater oil port, and its interest in LOCAP LLC, which owns a crude oil pipeline.  As a result of the transactions (“the Acquisition”), MAP is now wholly owned by Marathon.  The Acquisition was accounted for under the purchase method of accounting and, as such, Marathon’s results of operations will include the results of the acquired businesses from June 30, 2005.  The total consideration, including debt assumed, is as follows:

(In millions)	Amount
Cash (a)	$487
MAP accounts receivable (a)	913
Marathon common stock (b)	955
Estimated additional consideration related to tax matters (c)	124
Transaction-related costs	10
Purchase price	$2,489
Assumption of debt (d)	1,920
Total consideration including debt assumption(e)	$4,409

(a) The MAP Limited Liability Company Agreement was amended to eliminate the requirement for MAP to make quarterly cash distributions to Marathon and Ashland between the date the principal transaction agreements were signed and the closing of the transaction.  Cash and MAP accounts receivable include $509 million of cash and receivables representing Ashland’s 38 percent of MAP’s estimated distributable cash as of June 30, 2005.

(b) Ashland shareholders received 17.539 million shares valued at $54.45 per share, which was Marathon’s average common stock price over the trading days between June 23 and June 29, 2005.  The exchange ratio was designed to provide an aggregate number of Marathon shares worth $915 million based on Marathon’s average common stock price for each of the 20 consecutive trading days ending with the third complete trading day prior to June 30, 2005.

(c) Includes an estimated $96 million for potential tax obligations of Ashland under Internal Revenue Service Code Section 355(e).

(d) Assumed debt was repaid on July 1, 2005.

(e) Marathon is entitled to the tax deductions for Ashland’s future payments of certain contingent liabilities related to previously owned businesses of Ashland.  However, pursuant to the terms of the Tax Matters Agreement, Marathon has agreed to reimburse Ashland for a portion of these future payments.  This contingent consideration will be included in the purchase price as such payments are made to Ashland.

 The primary reasons for the Acquisition and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill are:

•                  Marathon believes the outlook for the refining and marketing business is attractive in MAP’s core areas of operation.  Complete ownership of MAP provides Marathon the opportunity to leverage MAP’s access to premium U.S. markets where Marathon expects the levels of demand to remain high for the foreseeable future;

•                  The Acquisition increases Marathon’s participation in the downstream business without the risks commonly associated with integrating a newly acquired business;

•                  MAP provides Marathon with a source of cash flow which Marathon believes enhances the geographical balance in Marathon’s overall risk portfolio;

•                  Marathon anticipates the transactions will be accretive to income per share;

•                  The Acquisition eliminated the timing and valuation uncertainties associated with the exercise of the Put/Call, Registration Rights and Standstill Agreement entered into with the formation of MAP in 1998, as well as the associated premium and discount; and

•                  The Acquisition eliminated the potential that a misalignment of the interests of Ashland and Marathon, as co-owners of MAP, could adversely affect MAP’s future growth and financial performance.

The allocation of the purchase price to specific assets and liabilities was based primarily on a third-party appraisal of the fair value of the acquired assets.  The allocation of the purchase price is preliminary, pending the completion of that third-party valuation. The following table summarizes the preliminary purchase price allocation to the fair values of the assets acquired and liabilities assumed as of June 30, 2005:

(In millions)
Current assets:
Cash	$518
Receivables	1,084
Inventories	1,863
Other current assets	26
Total current assets acquired	3,491

Investments and long-term receivables	475
Property, plant and equipment	2,705
Goodwill	803
Intangibles	108
Other assets	12
Total assets acquired	$7,594

Current liabilities:
Notes payable	$1,920
Deferred income taxes	682
Other current liabilities	1,717
Total current liabilities assumed	4,319

Long-term debt	16
Deferred income taxes	255
Employee benefits obligations	483
Other liabilities	32
Total liabilities assumed	$5,105
Net assets acquired	$2,489

The preliminary valuations of acquired intangible assets are as follows:

(In millions)	Lives	Amount
Retail marketing tradenames	Indefinite	$52
Refinery permits and plans	15 years	26
Marketing brand agreements	5-10 years	12
Refining technology	5-15 years	12
Other	Various	6
Total		$108

The goodwill arising from the preliminary allocation was $803 million, which was assigned to the refining, marketing and transportation segment.  None of the goodwill is deductible for tax purposes.  Additionally, the purchase price allocated to equity method investments is $221 million higher than the underlying net assets of the investees.  This excess will be amortized over the expected useful life of the underlying assets except for goodwill relating to the equity investments.

The following unaudited pro forma results of operations are as if the Acquisition had been consummated at the beginning of each period presented.  The pro forma data is based on historical information and does not reflect the actual results that would have occurred nor is it indicative of future results of operations.

	Second Quarter		Six Months
	Ended June 30		Ended June 30
(In millions, except per share data)	2005	2004	2005	2004
Revenues and other income	$16,125	$12,611	$29,157	$22,324
Net income	$853	$475	$1,207	$732
Per share data:
Net income – basic	$2.34	$1.33	$3.32	$2.11
Net income – diluted	$2.33	$1.32	$3.29	$2.10

5.     Computation of Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

	Second Quarter Ended June 30
	2005		2004
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$673	$673	$348	$348
Income from discontinued operations	—	—	4	4
Net income	$673	$673	$352	$352
Shares of common stock outstanding (in thousands):
Average number of common shares outstanding	347,075	347,075	344,631	344,631
Effect of dilutive securities – stock options	—	2,843	—	1,491
Average common shares including dilutive effect	347,075	349,918	344,631	346,122
Per share:
Income from continuing operations	$1.94	$1.92	$1.01	$1.01
Income from discontinued operations	$—	$—	$.01	$.01
Net income	$1.94	$1.92	$1.02	$1.02

	Six Months Ended June 30
	2005		2004
(Dollars in millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$997	$997	$606	$606
Income from discontinued operations	—	—	4	4
Net income	$997	$997	$610	$610
Shares of common stock outstanding (in thousands):
Average number of common shares outstanding	346,541	346,541	327,602	327,602
Effect of dilutive securities – stock options	—	2,687	—	1,631
Average common shares including dilutive effect	346,541	349,228	327,602	329,233
Per share:
Income from continuing operations	$2.88	$2.86	$1.85	$1.84
Income from discontinued operations	$—	$—	$.01	$.01
Net income	$2.88	$2.86	$1.86	$1.85

6.     Stock-Based Compensation Plans

The following net income and per share data illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Second Quarter		Six Months
	Ended June 30		Ended June 30
(In millions, except per share data)	2005	2004	2005	2004
Net income:
As reported	$673	$352	$997	$610
Add: Stock-based compensation expense included in reported net income, net of related tax effects	13	19	41	24
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(13)	(12)	(41)	(16)
Pro forma net income	$673	$359	$997	$618
Basic net income per share:
As reported	$1.94	$1.02	$2.88	$1.86
Pro forma	$1.94	$1.04	$2.88	$1.89
Diluted net income per share:
As reported	$1.92	$1.02	$2.86	$1.85
Pro forma	$1.92	$1.04	$2.86	$1.88

Marathon records compensation cost over the stated vesting period for stock options that are subject to specific vesting conditions and specify (i) that an employee vests in the award upon becoming “retirement eligible” or (ii) that the employee will continue to vest in the award after retirement without providing any additional service.  Upon adoption of SFAS No. 123R such compensation cost will be recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the retirement eligibility date if retirement eligibility will be reached during the stated vesting period.  The compensation cost determined under these two approaches did not differ materially for the periods presented above.

7.     Segment Information

Marathon’s operations consist of three operating segments: 1) Exploration and Production (“E&P”) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (“RM&T”) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States; and 3) Integrated Gas (“IG”) – markets and transports natural gas and products manufactured from natural gas, such as liquid natural gas (“LNG”) and methanol, on a worldwide basis.

The following represents information by operating segment:

				Total
(In millions)	E&P	RM&T	IG	Segments
Second Quarter 2005
Revenues:
Customer	$1,525	$13,877	$416	$15,818
Intersegment(a)	88	41	43	172
Related parties	3	365	—	368
Segment revenues	1,616	14,283	459	16,358
Elimination of intersegment revenues	(88)	(41)	(43)	(172)
Loss on long-term U.K. gas contracts	(167)	—	—	(167)
Total revenues	$1,361	$14,242	$416	$16,019

Segment income	$776	$823	$11	$1,610
Income from equity method investments	13	16	16	45
Depreciation, depletion and amortization(b)	223	105	2	330
Capital expenditures(c)	320	163	182	665

Second Quarter 2004
Revenues:
Customer	$1,149	$10,849	$345	$12,343
Intersegment (a)	97	43	32	172
Related parties	4	262	—	266
Segment revenues	1,250	11,154	377	12,781
Elimination of intersegment revenues	(97)	(43)	(32)	(172)
Loss on long-term U.K. gas contracts	(95)	—	—	(95)
Total revenues	$1,058	$11,111	$345	$12,514

Segment income (loss)	$438	$577	$(8)	$1,007
Income from equity method investments	4	21	18	43
Depreciation, depletion and amortization(b)	188	104	2	294
Capital expenditures(c)	180	138	253	571

(a) Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b) Differences between segment totals and Marathon totals represent amounts included in administrative expenses.

(c) Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

				Total
(In millions)	E&P	RM&T	IG	Segments
Six Months 2005
Revenues:
Customer	$2,739	$24,950	$835	$28,524
Intersegment(a)	187	83	88	358
Related parties	5	646	—	651
Segment revenues	2,931	25,679	923	29,533
Elimination of intersegment revenues	(187)	(83)	(88)	(358)
Loss on long-term U.K. gas contracts	(224)	—	—	(224)
Total revenues	$2,520	$25,596	$835	$28,951

Segment income	$1,331	$1,033	$18	$2,382
Income from equity method investments	19	33	33	85
Depreciation, depletion and amortization(b)	433	209	4	646
Capital expenditures(c)	613	297	308	1,218

Six Months 2004
Revenues:
Customer	$2,311	$19,684	$771	$22,766
Intersegment(a)	162	57	72	291
Related parties	7	474	—	481
Segment revenues	2,480	20,215	843	23,538
Elimination of intersegment revenues	(162)	(57)	(72)	(291)
Loss on long-term U.K. gas contracts	(81)	—	—	(81)
Total revenues	$2,237	$20,158	$771	$23,166

Segment income	$902	$626	$7	$1,535
Income from equity method investments	9	31	30	70
Depreciation, depletion and amortization(b)	380	202	4	586
Capital expenditures(c)	352	273	288	913

(a) Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b) Differences between segment totals and Marathon totals represent amounts included in administrative expenses.

(c) Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

The following reconciles segment income to income from operations as reported in Marathon’s consolidated statement of income:

	Second Quarter Ended June 30
(In millions)	2005	2004
Segment income	$1,610	$1,007
Items not allocated to segments:
Administrative expenses	(85)	(84)
Loss on long-term U.K. gas contracts	(167)	(95)
Gain on ownership change in MAP	—	1
Total income from operations	$1,358	$829

	Six Months Ended June 30
(In millions)	2005	2004
Segment income	$2,382	$1,535
Items not allocated to segments:
Administrative expenses	(176)	(148)
Loss on long-term U.K. gas contracts	(224)	(81)
Gain on ownership change in MAP	—	1
Total income from operations	$1,982	$1,307

8.     Pensions and Other Postretirement Benefits

The following summarizes the components of net periodic benefit costs:

		Second Quarter Ended June 30
		Pension Benefits		Other Benefits
	(In millions)	2005	2004	2005	2004
	Service cost	$26	$26	$4	$5
	Interest cost	30	27	9	12
	Expected return on plan assets	(23)	(23)	—	—
Amortization	– net transition gain	(1)	(1)	—	—
	– prior service costs (credits)	1	1	(3)	(4)
	– actuarial loss	15	13	3	4
	Multi-employer and other plans	1	1	1	1
	Settlement and curtailment losses	—	3	—	—
	Net periodic benefit cost(a)	$49	$47	$14	$18

(a) Includes MAP’s net periodic pension cost of $34 million and $29 million and other benefits cost of $8 million and $10 million for the second quarter of 2005 and 2004.  Includes international net periodic pension cost of $5 million for the second quarter of 2005 and 2004.

		Six Months Ended June 30
		Pension Benefits		Other Benefits
	(In millions)	2005	2004	2005	2004
	Service cost	$57	$52	$9	$10
	Interest cost	58	54	19	24
	Expected return on plan assets	(46)	(46)	—	—
Amortization	– net transition gain	(2)	(2)	—	—
	– prior service costs (credits)	2	2	(6)	(8)
	– actuarial loss	30	26	5	8
	Multi-employer and other plans	1	1	1	1
	Settlement and curtailment losses	—	10	—	—
	Net periodic benefit cost(b)	$100	$97	$28	$35

(b) Includes MAP’s net periodic pension cost of $68 million and $59 million and other benefits cost of $17 million and $19 million for the first six months of 2005 and 2004.  Includes international net periodic pension cost of $11 million for the first six months of 2005 and 2004.

During the six months ended June 30, 2005, MAP contributed $67 million to its qualified pension plan and Marathon contributed $11 million to its international pension plans.  In addition, contributions made from the general assets of Marathon to cover current benefit payments related to unfunded pension and other postretirement benefit plans were $2 million and $16 million for the first six months of 2005.  MAP expects to contribute an additional $60 million to its pension plan and $20 million to its international pension plans during the remainder of 2005.

On June 30, 2005, as a result of the Acquisition, MAP’s pension and other postretirement benefit plan obligations were remeasured using current discount rates and plan assumptions.  The discount rate was decreased to 5.25 percent.  As part of the application of the purchase method of accounting, MAP recognized 38 percent of its unrecognized net transition gain, prior service costs and actuarial losses related to its pension and other postretirement benefit plans.  As a result, obligations related to the pension and other postretirement benefit plans increased by $263 million and $28 million.

In addition, certain employees of the maleic anhydride business were granted credit for prior service and extended pension and other postretirement benefits under the MAP plans which increased MAP’s obligations by $5 million for both the pension and other postretirement benefit plans.  There was not a material impact to future net periodic benefit cost for the remainder of 2005.

Certain of the assumptions used in the remeasurement were preliminary and may be revised before the allocation of the purchase price is final.

9.     Income Taxes

The provision for income taxes for interim periods is based on Marathon’s best estimate of the effective tax rate expected to be applicable for the current fiscal year plus any adjustments arising from a change in the estimated amount of taxes related to prior periods.

In the second quarter of 2005, the state of Ohio enacted legislation which phases out Ohio’s income-based franchise taxes over a five-year period.  Marathon’s provision for income taxes in the second quarter of 2005 includes a $15 million benefit related to the reversal of deferred income taxes as a result of this change in tax law.  The state of Ohio replaced the income-based franchise tax with a commercial activity tax based on gross receipts which will be phased in over five years.  The commercial activity tax will be reported in costs and expenses.

In the first quarter of 2005, the state of Kentucky enacted legislation which causes limited liability companies to be subject to Kentucky’s corporation income tax.  In the first six months of 2005, Marathon’s provision for income taxes includes $13 million related to the effects of this Kentucky income tax on deferred tax assets and liabilities as of January 1, 2005.  The unfavorable effect on net income (after minority interest) was $6 million.

Also beginning in the first quarter of 2005, Marathon’s effective tax rate reflects the estimated impact of a special deduction for qualified domestic production expected to be taken as a result of the American Jobs Creation Act of 2004.  This deduction will be treated as a permanent difference.  Based on Marathon’s best estimate of taxable income for 2005, the deduction will reduce the effective tax rate by approximately one-half percent.

10.  Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods shown:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions)	2005	2004	2005	2004
Net income	$673	$352	$997	$610
Other comprehensive income (loss), net of tax
Change in fair value of derivative instruments	(9)	(5)	(15)	(21)
Minimum pension liability adjustments	24	—	24	—
Total comprehensive income	$688	$347	$1,006	$589

11.  Inventories

Inventories are carried at lower of cost or market.  Cost of inventories of crude oil and refined products is determined primarily under the last-in, first-out (“LIFO”) method.

(In millions)	June 30 2005	December 31 2004
Liquid hydrocarbons and natural gas	$1,642	$676
Refined products and merchandise	1,750	1,192
Supplies and sundry items	131	127
Total (at cost)	$3,523	$1,995

12.  Suspended Exploratory Well Costs

Marathon’s suspended exploratory well costs at June 30, 2005 were $340 million, an increase of $1 million from December 31, 2004, due to drilling activities in several countries offset by transfers to proved properties and dry well expense.  During the first six months of 2005, there were no impairments of exploratory well costs that had been capitalized for a period of greater than one year after the completion of drilling at December 31, 2004.

13.  Debt

At June 30, 2005, Marathon had no borrowings against its $1.5 billion long-term revolving credit facility and had $590 million of commercial paper outstanding under its U.S. commercial paper program that is backed by the long-term revolving credit facility.  Certain banks provide Marathon with uncommitted short-term lines of credit totaling $200 million.  At June 30, 2005, there were no borrowings against these facilities.   Additionally, as part of the Acquisition on June 30, 2005 discussed in Note 4, Marathon assumed $1.920 billion in debt which was repaid on July 1, 2005.

MAP has a $500 million long-term revolving credit facility that terminates in May 2009.  At June 30, 2005, there were no borrowings against this facility.

In the event of a change in control of Marathon, debt obligations totaling $1.576 billion at June 30, 2005 may be declared immediately due and payable.  In such event, Marathon may also be required to either repurchase certain equipment at United States Steel’s Fairfield Works for $80 million or provide a letter of credit to secure the remaining obligation.

14.  Supplemental Cash Flow Information

	Six Months Ended June 30
(In millions)	2005	2004
Net cash provided from operating activities included:
Interest and other financing costs paid (net of amount capitalized)	$88	$102
Income taxes paid to taxing authorities	643	328
Noncash investing and financing activities:
Asset retirement costs capitalized	$8	$14
Debt payments assumed by United States Steel	8	5
Disposal of assets:
Asset retirement obligations assumed by buyer	3	—
Acquisition:
Debt and other liabilities assumed	2,044	—
Common stock issued to seller	955	—
Receivables transferred to seller	913	—

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

Environmental matters – Marathon is subject to federal, state, local and foreign laws and regulations relating to the environment.  These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites.  Penalties may be imposed for noncompliance.  At June 30, 2005 and December 31, 2004, accrued liabilities for remediation totaled $115 million and $110 million.  It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.  Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $70 million at June 30, 2005, and $65 million at December 31, 2004.

Contract commitments – At June 30, 2005, Marathon’s contract commitments to acquire property, plant and equipment and long-term investments totaled $1.279 billion.

Agreements with joint owners – In connection with the formation of Equatorial Guinea LNG Holdings Limited (“EGHoldings”), Compania Nacional de Petroleos de Guinea Ecuatorial (“GEPetrol”) was given certain contractual rights that gave GEPetrol the option to purchase and resell a 13 percent interest in EGHoldings held by Marathon to a third party.  These rights specified that Marathon would be reimbursed for its historical costs plus an additional specified rate of return.  The closing with respect to GEPetrol’s exercise of its rights occurred on July 25, 2005.

Other Contingencies – Marathon is a defendant along with many other refining companies in over forty cases in eleven states alleging methyl tertiary-butyl ether (‘‘MTBE’’) contamination in groundwater.  The plaintiffs generally are water providers or governmental authorities and they allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater.  Several of these lawsuits allege contamination that is outside of Marathon’s marketing area.  A few of the cases seek approval as class actions.  Many of the cases seek punitive damages or treble damages under a variety of statutes and theories.  Marathon stopped producing MTBE at MAP’s refineries in October 2002.  The potential impact of these recent cases and future potential similar cases is uncertain.

16.  Accounting Standards Not Yet Adopted

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) as a revision of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”.  This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  In addition, awards classified as liabilities will be remeasured each reporting period.  In 2003, Marathon adopted the fair value method for grants made, modified or settled on or after January 1, 2003.  Accordingly, Marathon does not expect the adoption of SFAS No. 123R to have a material effect on its consolidated results of operations, financial position or cash flows.  The statement provided for an effective date of July 1, 2005, for Marathon.  However, in April 2005, the Securities and Exchange Commission adopted a rule that, for Marathon, defers the effective date until January 1, 2006.  Marathon plans to adopt the provisions of this statement January 1, 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This statement requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as a current-period charge.  Marathon is required to implement this statement in the first quarter of 2006.  Marathon does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”).  This amendment eliminates the APB Opinion No. 29 exception for fair value recognition of nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective on a prospective basis beginning July 1, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”).  This interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event if the liability’s fair value can be reasonably estimated.  If the liability’s fair value cannot be reasonably estimated, then the entity must disclose (a) a description of the obligation, (b) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (c) the reasons why the fair value cannot be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Marathon is required to implement this interpretation no later than December 31, 2005 and is currently studying its provisions to determine the impact, if any, on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No. 154 requires companies to recognize (i) voluntary changes in accounting principle and (ii) changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions retrospectively to prior periods’ financial statements, unless it is impractible to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon Oil Corporation is engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products; and worldwide marketing and transportation of natural gas and products manufactured from natural gas.  Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The discussion of the Consolidated Statement of Income should be read in conjunction with the Supplemental Statistics provided on page 32.

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

Unless specifically noted, amounts for MAP include the 38 percent interest held by Ashland prior to the Acquisition discussed below, and amounts for EGHoldings include the 25 percent interest held by GEPetrol.

Overview and Outlook

We completed the acquisition of Ashland Inc.’s 38 percent interest in MAP, as well as two complementary businesses (“the Acquisition”).  The total purchase price, including debt assumed and $509 million of distributable cash, was approximately $4.4 billion.  With the completion of the Acquisition, MAP is now wholly owned by Marathon and its name will be changed to Marathon Petroleum Company LLC effective September 1, 2005.  In addition to acquiring Ashland’s minority interest in MAP, we acquired Ashland’s maleic anhydride business, including its plant located in Neal, West Virginia, adjacent to MAP’s Catlettsburg, Kentucky refinery; a portion of Ashland’s Valvoline Instant Oil Change business, consisting of 60 retail outlets located in Michigan and Ohio; and its interests in LOOP LLC and LOCAP LLC.  For additional information on the Acquisition, see Note 4 to the Consolidated Financial Statements.

Exploration and Production

Production available for sale during the second quarter of 2005 averaged 353,000 barrels of oil equivalent per day (boepd).  Reported crude oil and natural gas sales during the quarter averaged 368,000 boepd.  This period’s variance between production available for sale and actual sales volumes is primarily attributable to the balancing of our underlift position in the U.K. and Gabon at the end of the first quarter.  Our second quarter production results were positively affected by increases in Equatorial Guinea liquids production, as well as improved performance from our Russian production operations.

The liquefied petroleum gas (“LPG”) expansion in Equatorial Guinea began ramping up early in the second quarter of 2005 and reached full production by the end of June.  LPG production averaged 9,900 gross barrels per day (“bpd”) for the month of June with a peak daily rate of more than 20,000 gross bpd.  Complementing the LPG production was our Equatorial Guinea condensate operation, which produced an average 66,000 gross bpd during the quarter.  During the second quarter of 2005, total Equatorial Guinea liquids production averaged 73,000 bpd (41,000 bpd net to Marathon).  With the LPG expansion at full production, total Equatorial Guinea liquids production is expected to peak at an average between 80,000 and 90,000 gross bpd (45,000 to 50,000 net bpd).

Activities continue in the East Kamennoye field in Russia where we have an ongoing drilling program in the North Vikulov reservoir.  Performance from this development has driven our Russian production from an average of 16,000 bpd during the second quarter of 2004 to 24,000 bpd during the second quarter of 2005.

We estimate total third quarter production available for sale will be 322,000 to 342,000 boepd.  These results are lower than the second quarter due to higher exposure to weather related downtime in the Gulf of Mexico, planned maintenance at Foinaven in the U.K. Atlantic Margin, and lower seasonal natural gas sales in the U.K. and Ireland.

We have adjusted our estimated 2005 production available for sale upwards to an average of between 340,000 and 355,000 boepd, excluding the effect of any acquisitions or dispositions.  Reported volumes are based upon sales volumes which may vary from production available for sale primarily as a result of the timing of liftings of certain of our international liquid hydrocarbon volumes.

In Norway, all the major contracts for the Alvheim development have been placed.  MST Odin hull modifications have been initiated and development drilling is expected to commence in the third quarter of 2005.  Project development is on schedule with first production expected in 2007.  In addition, the nearby Vilje field received plan of development and operation approval from the Norwegian government.  Vilje will be tied back to Alvheim and also is expected to begin producing in 2007.

During the second quarter of 2005, we announced the sanctioning of the Neptune deepwater development in the Gulf of Mexico.  We hold a 30 percent interest in the Neptune development which is located on the Western Atwater Foldbelt approximately 120 miles off the coast of Louisiana.  Neptune is expected to begin production in late 2007, ramping up to full production of approximately 50,000 gross boepd (14,000 net boepd to Marathon after royalty) during 2008.

We announced the Juno and Gengibre deepwater discoveries offshore Angola on Blocks 31 and 32, bringing our total discoveries in Angola to 10, seven of which are on Block 31 and three on Block 32.  On Block 32, Marathon and its partners are currently drilling a Gengibre appraisal well, and we are participating in the Astraea well on Block 31.  This string of discoveries on Blocks 31 and 32, is expected to serve as a basis for multiple developments.  We hold 10 percent and 30 percent interests in the outside-operated Blocks 31 and 32.

The above discussion includes forward-looking statements with respect to the timing and levels of Marathon’s worldwide liquid hydrocarbon, natural gas and condensate production, the Neptune development, the possibility of developing Blocks 31 and 32 offshore Angola and the development of the Alvheim and Vilje fields.  Some factors that could potentially affect this forward looking information include pricing, supply and demand for petroleum products, the amount of capital available for exploration and development, acquisitions or dispositions of oil and gas properties, regulatory constraints, timing of commencing production from new wells, drilling rig availability, inability or delay in obtaining necessary government and third party approvals and permits, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response and other geological, operating and economic considerations.  Other factors that could affect the development of Blocks 31 and 32 offshore Angola include presently known data concerning size and character of reservoirs, economic recoverability, future drilling success and production experience.  The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Refining, Marketing and Transportation

In the RM&T segment, MAP benefited from wider sweet/sour crude differentials and was able to run more sour crudes during the period, taking advantage of discounts on these feedstocks.  MAP continued to realize increased crude runs during the second quarter of 2005 that averaged 1,012,000 bpd, with total throughput averaging 1,187,000 bpd.  This operating performance positioned us to help meet rising demand for transportation fuels, while capturing the benefits of the improved refining margins.  When compared to the second quarter of 2004, the second quarter 2005 crack spread for the Midwest was slightly lower while the Gulf Coast crack spread was at a record high.

MAP expects its average crude oil throughput for the total year 2005 to exceed the crude oil throughput record set in 2004.

Speedway SuperAmerica LLC (“SSA”) realized increased same-store merchandise sales of over 10 percent when compared to the second quarter of 2004.

MAP continued to make progress on its Detroit refinery expansion project during the quarter.  This approximately $300 million project, which remains on schedule for completion during the fourth quarter of 2005, is expected to increase the refinery’s crude processing capacity from 74,000 bpd to 100,000 bpd and enable it to meet the Federal Tier II low-sulfur fuels regulations which become fully effective in 2006.

MAP also completed its purchase of a 388,000 barrel light products terminal located in Ft. Lauderdale, Florida.  This purchase will increase MAP’s storage capacity at Ft. Lauderdale by more than 70 percent, enabling MAP to better serve the growing Florida market, improve logistics and to add flexibility to its product sourcing.

The above discussion includes forward-looking statements with respect to refinery throughputs and the Detroit capital project.  Some factors that could potentially cause the actual results from the Detroit construction project to be different than expected include availability of materials and labor, unforeseen hazards such as weather conditions, and other risks customarily associated with construction projects.  Some factors that could affect refinery throughputs include unexpected downtime due to operating problems, weather conditions, and labor issues.  These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Integrated Gas

During the second quarter of 2005, Marathon and the Government of Equatorial Guinea entered into agreements under which Mitsui & Co., Ltd. (“Mitsui”) and a subsidiary of Marubeni Corporation (“Marubeni”) would acquire interests in the Equatorial Guinea liquefied natural gas (“LNG”) project.  Following the closing of the transaction on July 25, 2005, we now hold a 60 percent interest in the project, with GEPetrol holding a 25 percent interest and Mitsui and Marubeni holding the remaining interests.

Our Equatorial Guinea LNG project made continued progress during the quarter and remains on-track to begin first shipment of LNG in late 2007.  The project was 43 percent complete on an engineering, procurement and construction basis and expenditures totaled $815 million of the total gross estimated project cost of $1.4 billion as of June 30, 2005.

The above discussion contains forward-looking statements with respect to the estimated construction cost and startup dates of a LNG liquefaction plant and related facilities.  Factors that could affect the estimated construction cost and startup dates of the LNG liquefaction plant and related facilities include, without limitation, unforeseen problems arising from construction, inability or delay in obtaining necessary government and third-party approvals, unanticipated changes in market demand or supply, environmental issues, availability or construction of sufficient LNG vessels, and unforeseen hazards such as weather conditions.  The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Results of Operations

Revenues for the second quarter and first six months of 2005 and 2004 are summarized in the following table:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(In millions)	2005	2004	2005	2004
E&P	$1,616	$1,250	$2,931	$2,480
RM&T	14,283	11,154	25,679	20,215
IG	459	377	923	843
Segment revenues	16,358	12,781	29,533	23,538
Elimination of intersegment revenues	(172)	(172)	(358)	(291)
Loss on long-term U.K. gas contracts	(167)	(95)	(224)	(81)
Total revenues	$16,019	$12,514	$28,951	$23,166

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$1,210	$1,138	$2,294	$2,190

Matching crude oil, gas and refined product buy/sell transactions settled in cash:
E&P	$34	$40	$70	$82
RM&T	3,531	2,366	6,304	4,369
Total buy/sell transactions	$3,565	$2,406	$6,374	$4,451

E&P segment revenues increased by $366 million in the second quarter of 2005 from the comparable prior-year period. For the first six months of 2005, revenues increased by $451 million from the prior-year period.  These increases were primarily due to higher worldwide liquid hydrocarbon and natural gas prices and international liquid hydrocarbon sales volumes partially offset by lower domestic natural gas and liquid hydrocarbon sales volumes.  Derivative losses totaled $1 million and $2 million in the second quarter and the first six months of 2005, compared to losses of $31 million and $53 million in the second quarter and first six months of 2004.  Matching buy/sell transactions decreased by $6 million and $12 million in the second quarter and first six months of 2005 from the comparable prior-year periods due to decreased crude oil buy/sell transactions, partially offset by higher domestic liquid hydrocarbon prices.

Excluded from the E&P segment revenues were losses of $167 million and $224 million for the second quarter and the first six months of 2005 and losses of $95 million and $81 million for the second quarter and the first six months of 2004 on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments.

RM&T segment revenues increased by $3.129 billion in the second quarter of 2005 from the comparable prior-year period. For the first six months of 2005, revenues increased by $5.464 billion from the prior-year period.  The increases primarily reflected higher refined product selling prices and sales volumes and increased crude oil prices.  Matching buy/sell transaction revenues increased by $1.165 billion and $1.935 billion in the second quarter and first six months of 2005 from the comparable prior-year periods primarily due to increased crude oil prices and volumes and increased refined product prices and volumes.

IG segment revenues increased by $82 million in the second quarter of 2005 from the comparable prior-year period.  For the first six months of 2005, revenues increased by $80 million from the comparable prior-year period.  These increases primarily reflected higher natural gas marketing prices.  Derivative gains totaled $7 million and $4 million in the second quarter and the first six months of 2005, compared to gains of $2 million and $10 million in the second quarter and first six months of 2004.

For additional information on segment results, see “Results of Operations by Segment” on page 21.

Cost of revenues for the second quarter of 2005 increased by $1.723 billion from the comparable prior-year period.  For the first six months of 2005, cost of revenues increased by $2.980 billion from the comparable prior-year period.  The increases in the RM&T segment primarily reflected higher acquisition costs for crude oil, other refinery charge and blend stocks and refined products and higher manufacturing expenses.  This was partially offset by decreases in E&P as a result of lower crude oil marketing activity.

Selling, general and administrative expenses for the second quarter and the first six months of 2005 decreased by $12 million and increased by $26 million from the comparable prior-year periods.  The decrease in the second quarter of 2005 was primarily due to prior year severance and pension plan curtailment charges and start-up costs related to the Equatorial Guinea LNG joint venture, partially offset by increased stock-based compensation expense.  The increase in the first six months of 2005 was primarily a result of increased stock-based compensation expense.

Net interest and other financing costs for the second quarter and the first six months of 2005 decreased by $16 million and $22 million, compared to the same periods in 2004.  The decreases are primarily a result of increased interest income on investments and capitalized interest, partially offset by increased interest on potential tax deficiencies and higher foreign exchange losses.

Minority interest in income of MAP, which represents Ashland’s 38 percent ownership interest prior to the Acquisition at June 30, 2005, increased $94 million and $147 million in the second quarter and the first six months of 2005 from the comparable prior-year periods, due to higher MAP income as discussed below for the RM&T segment.

Provision for income taxes in the second quarter of 2005 and the first six months of 2005 increased by $122 million and $156 million from the comparable prior-year periods primarily due to increases of $447 million and $547 million in income before income taxes.  In the first quarter of 2005, the state of Kentucky enacted legislation which causes limited liability companies to be subject to Kentucky’s corporation income tax.  Our provision for income taxes for the first six months of 2005 includes $13 million related to the effects of this Kentucky income tax on deferred tax assets and liabilities as of January 1, 2005.  The unfavorable effect on net income (after minority interest) was $6 million.  In the second quarter of 2005, the state of Ohio enacted legislation which phases out Ohio’s income-based franchise taxes over a five-year period.  Our provision for income taxes in the second quarter and the first six months of 2005 includes a $15 million benefit related to the reversal of deferred income taxes as a result of this change in tax law.  The state of Ohio replaced the income-based franchise tax with a commercial activity tax based on gross receipts which will be phased in over five years.  The commercial activity tax will be reported in costs and expenses.

The effective tax rate for the first six months of 2005 was 34.9 percent compared to 38.5 percent for the comparable period in 2004.  The decrease in the rate is primarily related to the effects of foreign operations and the legislation discussed above.

Net income for the second quarter and first six months of 2005 increased by $321 million and $387 million from the comparable prior-year periods, primarily reflecting the factors discussed above.

Results of Operations by Segment

Income from operations for the second quarter and the first six months of 2005 and 2004 is summarized in the following table:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(In millions)	2005	2004	2005	2004
E&P
Domestic	$394	$285	$699	$591
International	382	153	632	311
E&P segment income	776	438	1,331	902
RM&T	823	577	1,033	626
IG	11	(8)	18	7
Segment income	1,610	1,007	2,382	1,535
Items not allocated to segments:
Administrative expenses	(85)	(84)	(176)	(148)
Loss on long-term U.K. gas contracts	(167)	(95)	(224)	(81)
Gain on ownership change in MAP	—	1	—	1
Income from operations	$1,358	$829	$1,982	$1,307

Domestic E&P income in the second quarter of 2005 increased by $109 million from the second quarter of 2004.  Results in the first six months of 2005 increased by $108 million from the same period in 2004.  The increases were due to higher liquid hydrocarbon and natural gas prices partially offset by lower natural gas and liquid hydrocarbon sales volumes.  The first six months of 2005 included business interruption insurance recoveries of $51 million related to Hurricane Ivan storm-related damage claims.  Derivative losses totaled $1 million and $2 million in the second quarter and first six months of 2005, compared to losses of $23 million and $40 million in the second quarter and first six months of 2004.

Our domestic average realized liquid hydrocarbon price excluding derivative activity was $42.22 and $40.52 per barrel (“bbl”) in the second quarter and first six months of 2005, compared with $31.74 and $30.71 per bbl in the comparable prior periods.  Average gas prices were $5.76 and $5.36 per thousand cubic feet (“mcf”) excluding derivative activity in the second quarter and first six months of 2005, compared with $5.02 and $4.86 per mcf in the corresponding 2004 periods.

Domestic net liquid hydrocarbon sales volumes decreased to 78.6 thousand barrels per day (“mbpd”) in the first six months of 2005, down 12 percent from the 2004 comparable period, as a result of lower production primarily from storm-related downtime at Petronius and natural field declines in the Permian Basin.  Net natural gas sales volumes averaged 574.8 million cubic feet per day (“mmcfd”) in the first six months of 2005, down 14 percent from the 2004 comparable period, caused by lower production in the Permian Basin as a result of natural field declines and Camden Hills in the Gulf of Mexico due to natural field declines and repairs associated with Hurricane Ivan.

International E&P income in the second quarter of 2005 increased by $229 million from the second quarter of 2004.  Results in the first six months of 2005 increased by $321 million from the same period in 2004.  The increases were primarily a result of higher liquid hydrocarbon sales volumes and prices and natural gas prices.  Derivative losses totaled $8 million and $13 million in the second quarter and first six months of 2004.  There was no derivative activity in 2005.

Our international average realized liquid hydrocarbon price excluding derivative activity was $44.93 and $42.57 per bbl in the second quarter and first six months of 2005, compared with $30.91 and $29.55 per bbl in the 2004 comparable periods.  Average gas prices were $3.22 and $3.78 per mcf excluding derivative activity in the second quarter and first six months of 2005, compared with $3.07 and $3.29 per mcf in the corresponding 2004 periods.

International net liquid hydrocarbon sales volumes increased to 112.7 mbpd in the first six months of 2005, up 23 percent from the 2004 comparable period, as a result of increased production in Equatorial Guinea and Russia.  Net natural gas sales volumes averaged 383.9 mmcfd in the first six months of 2005, relatively flat with the 2004 comparable period.

RM&T segment income in the second quarter of 2005 increased by $246 million from the second quarter of 2004.  Results in the first six months of 2005 increased by $407 million from the same period in 2004.  The improvement was primarily due to a higher refining and wholesale marketing margin and increased refinery throughputs.  The refining and wholesale marketing margin in the second quarter and first six months of 2005 averaged 15.9 and 11.6 cents per gallon, versus the 2004 comparable period levels of 12.6 and 8.2 cents per gallon.  MAP benefited from wider sweet/sour crude differentials in general and was able to run more sour crudes during the periods, taking advantage of the substantial discounts on these feedstocks.

Results from derivative activity included in the refining and wholesale marketing margin were a gain of $33 million and a loss of $139 million in the second quarter and first six months of 2005 as compared to losses of $83 million and $203 million in the same periods of 2004.  Derivative losses for the first six months of 2005 and 2004 include $68 million and $81 million for crack spread derivative contracts.  Results from derivative activity related to trading activities were losses of $3 million and $34 million in the second quarter and first six months of 2005 as compared to gains of $10 million and $12 million in the comparable prior-year periods.

IG segment income in the second quarter of 2005 increased by $19 million from the second quarter of 2004.  Results in the first six months of 2005 increased by $11 million from the same period in 2004.  The increase in the second quarter was primarily the result of higher margins from gas marketing activities, including recognized changes in the fair value of derivatives used to support those activities.  Prior year second quarter results also included $18 million of gross start-up costs associated with the LNG project in Equatorial Guinea.  The Equatorial Guinea methanol plant operations in 2005 have been operating at a 99 percent on-stream factor and posted index prices for methanol have remained strong averaging nearly $309 per ton during the second quarter of 2005 compared to approximately $250 per ton during the same period in 2004.

Effects of the Acquisition

The Acquisition had a significant impact on the June 30, 2005 consolidated balance sheet.  The Acquisition was accounted for under the purchase method of accounting.  As a result of applying that method of accounting, we established a new accounting basis for the tangible and identifiable intangible net assets of MAP to the extent of the 38 percent of MAP not previously owned by us, based on the estimated fair values of those net assets at June 30, 2005.  The accounting basis for the tangible and identifiable intangible net assets of the maleic anhydride and Valvoline Instant Oil Change businesses were based on the estimated fair values of those net assets at June 30, 2005.  Goodwill of $803 million was recorded based on the excess of the purchase price over the estimated fair values of the net assets acquired.  These estimated fair values are preliminary.

Net working capital decreased $3.250 billion as a result of the Acquisition, primarily as a result of $1.400 billion cash and receivables paid to Ashland as consideration in the Acquisition and the assumption of $1.920 billion in notes payable.  For additional information, see Note 4 to the Consolidated Financial Statements.

For a discussion of the effects of the Acquisition on liquidity and capital resources, see “Liquidity and Capital Resources”.

Net Realizable Value of Inventories

Generally accepted accounting principles require that inventories be carried at lower of cost or market.  Accordingly, when the cost basis of our inventories of liquid hydrocarbons and refined petroleum products exceed market value, we establish an inventory market valuation (“IMV”) reserve to reduce the cost basis of our inventories to net realizable value.  Adjustments to the IMV reserve result in noncash charges or credits to income from operations.

Since the prices of liquid hydrocarbons and refined petroleum products do not correlate perfectly, there is no absolute price threshold below which an IMV adjustment will be recognized. However, prior to the Acquisition on June 30, 2005, we generally established an IMV reserve when crude oil prices fell below $22 per barrel.  As a result of the Acquisition, we generally will establish an IMV reserve when crude oil prices fall below $33 per barrel.  As of June 30, 2005, with the West Texas Intermediate spot price at $56.73 per barrel, no IMV reserve was needed.

Dividends to Stockholders

On July 27, 2005, our Board of Directors (the “Board”) declared a dividend of 33 cents per share, payable September 12, 2005, to stockholders of record at the close of business on August 17, 2005.  This was a five cent, or 18 percent, increase in our quarterly dividend.

Cash Flows

Net cash provided from operating activities was $1.514 billion in the first six months of 2005, compared with $1.224 billion in the first six months of 2004.  The $290 million increase mainly reflects higher net income in the first six months of 2005, partially offset by higher inventory in the current period.

Capital expenditures in the first six months of 2005 totaled $1.221 billion compared with $919 million in the same period of 2004.  The $302 million increase mainly reflected increased spending in the E&P segment related to the Alvheim development offshore Norway and increased spending in the IG segment related to continuing construction of our natural gas liquification plant in Equatorial Guinea.  For information regarding capital expenditures by segment, refer to the Supplemental Statistics.

Acquisition included cash payments of $497 million for the first six months of 2005 for the Acquisition.  For additional information on the Acquisition, see Note 4 to the Consolidated Financial Statements.

Net cash provided from financing activities was $293 million in the first six months of 2005, compared with $604 million in the first six months 2004. The decrease was due to the issuance on March 31, 2004, of 34,500,000 shares of common stock resulting in net proceeds of $1.004 billion.  This decrease was partially offset by $590 million of commercial paper issuances in the second quarter of 2005 and the repayment on maturity of $250 million 7.2% notes in the first quarter of 2004.  The first six months of 2005 included contributions from GEPetrol of $112 million for its 25 percent interest in EGHoldings and $272 million of distributions to the minority shareholder of MAP prior to the Acquisition.

Derivative Instruments

See “Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, committed and uncommitted credit facilities, an uncommitted accounts receivables sales facility, and access to both the debt and equity capital markets. Our ability to access the debt capital market is supported by our investment grade credit ratings. Our senior unsecured debt is currently rated investment grade by Standard and Poor’s Corporation, Moody’s Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1, and BBB+.  Because of the liquidity and capital resource alternatives available to us, including internally generated cash flow, we believe that our short-term and long-term liquidity is adequate to fund operations, including our capital spending programs, repayment of debt maturities for the years 2005, 2006 and 2007, and any amounts that may ultimately be paid in connection with contingencies.

We have a committed $1.5 billion five-year revolving credit facility that terminates in May 2009.  At June 30, 2005, there were no borrowings against this facility.  At June 30, 2005, we had $590 million in commercial paper outstanding under the U.S. commercial paper program that is backed by the five-year revolving credit facility.  Additionally, we have other uncommitted short-term lines of credit totaling $200 million, of which no amounts were drawn at June 30, 2005.

MAP has a committed $500 million five-year revolving credit facility with third-party financial institutions that terminates in May 2009.  At June 30, 2005, there were no borrowings against this facility.  On July 1, 2005, MAP originated an uncommitted $200 million accounts receivable sale facility. This facility allows MAP to sell interests in certain of its receivables to a third-party financial institution on a non-recourse basis.  If any receivables are sold under the facility, MAP will not guarantee the transferred receivables and will have no obligations upon default.

The Marathon and MAP revolving credit facilities each require a representation at an initial borrowing that there has been no change in the respective borrower’s consolidated financial position or operations, considered as a whole, that would materially and adversely affect such borrower’s ability to perform its obligations under its revolving credit facility.

As part of the Acquisition on June 30, 2005, we assumed $1.920 billion in debt which was repaid on July 1, 2005.  As a condition of the closing agreements for the Acquisition, we are required to maintain MAP on a stand-alone basis financially for a two-year period.  During this period of time, we are precluded from making capital contributions into MAP and MAP is prohibited from incurring additional debt, except for borrowings under an existing intercompany loan facility to fund an expansion project at MAP’s Detroit refinery and in the event of limited extraordinary circumstances.  MAP may only use its revolving credit facility for short-term working capital requirements in a manner consistent with past practices.  MAP may use its accounts receivable sale facility to maintain an adequate level of liquidity to manage its operations.  We believe these facilities and cash provided from MAP’s operations will be adequate to meet its liquidity requirements.

As of June 30, 2005, there was $1.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities or other securities, including securities convertible into or exchangeable for other equity or debt securities available to be issued under the $2.7 billion universal shelf registration statement filed with the Securities and Exchange Commission in 2002.  On June 30, 2005, we issued $955 million of common stock to Ashland shareholders through a separate registration statement filed with the Securities and Exchange Commission which was declared effective May 20, 2005.

Cash and cash equivalents totaled $3.462 billion at June 30, 2005, as compared to $3.369 billion at December 31, 2004.  On July 1, 2005, we utilized $1.920 billion of our cash to repay the debt assumed in connection with the Acquisition.  Of total cash at June 30, 2005, MAP had cash of $877 million, which will be utilized to fund its working capital requirements.  Cash provided from MAP’s operations for the third quarter of 2005 will be less than normal because $913 million in receivables, which would normally have been collected in the third quarter, were transferred to Ashland on June 30, 2005 as a part of the Acquisition (described in Note 4 to the Consolidated Financial Statements).  Cash held outside of MAP is expected to be used to retire debt and for other general corporate purposes.  During the third quarter, we expect to periodically issue commercial paper and utilize MAP’s credit facility to meet working capital requirements.

Our cash-adjusted debt-to-capital ratio (total-debt-minus-cash to total-debt-plus-equity-minus-cash) was 24 percent at June 30, 2005, compared to 8 percent at year-end 2004 as shown below.  This includes $587 million of debt that is serviced by United States Steel Corporation (“United States Steel”).  This ratio did not consider any future effects as we replenish working capital as a result of the $913 million in receivables transferred in the Acquisition as discussed in the above paragraph.  We continually monitor our spending levels, market conditions and related interest rates to maintain what we perceive to be reasonable debt levels.

	June 30	December 31
(Dollars in millions)	2005	2004
Notes payable and commercial paper	$2,510	$—
Long-term debt due within one year	313	16
Long-term debt	3,743	4,057
Total debt	$6,566	$4,073
Cash	$3,462	$3,369
Equity	$9,957	$8,111
Calculation
Total debt	$6,566	$4,073
Minus cash	3,462	3,369
Total debt minus cash	3,104	704
Total debt	6,566	4,073
Plus equity	9,957	8,111
Minus cash	3,462	3,369
Total debt plus equity minus cash	$13,061	$8,815
Cash-adjusted debt-to-capital ratio	24%	8%

Our opinions concerning liquidity and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as determined by various measures, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies.

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

Nonrecourse Indebtedness of Investees

Certain of our equity investees have incurred indebtedness that we do not support through guarantees or otherwise. If we were obligated to share in this debt on a pro rata ownership basis, our share would have been $307 million as of June 30, 2005. Of this amount, $181 million relates to Pilot Travel Centers LLC (“PTC”).  If any of these equity investees default, we have no obligation to support the debt. Our partner in PTC has guaranteed $157 million of the total PTC debt.

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

As of June 30, 2005, we have obligations totaling $661 million that have been assumed by United States Steel.  Of the total $661 million, obligations of $598 million and corresponding receivables from United States Steel were recorded on our consolidated balance sheet (current portion - $19 million; long-term portion - $579 million). The remaining $63 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

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

Tier II gasoline and on-road diesel fuel rules require substantially reduced sulfur levels for gasoline and diesel starting in 2004 and 2006.  The combined capital costs to achieve compliance with the gasoline and diesel regulations could amount to approximately $900 million over the period between 2002 and 2006 and includes costs that could be incurred as part of other refinery upgrade projects.  This is a forward-looking statement. Costs incurred through June 30, 2005, were approximately $665 million.  Some factors (among others) that could potentially affect gasoline and diesel fuel compliance costs include completion of project detailed engineering, construction and start-up activities.

During 2001, MAP entered into a New Source Review consent decree and settlement of alleged Clean Air Act (‘‘CAA’’) and other violations with the U. S. Environmental Protection Agency covering all of MAP’s refineries. The settlement committed MAP to specific control technologies and implementation schedules for environmental expenditures and improvements to MAP’s refineries over approximately an eight-year period.  The total one-time expenditures for these environmental projects is estimated to be approximately $380 million over the eight-year period, with about $250 million incurred through June 30, 2005.  The impact of the settlement on ongoing operating expenses is expected to be immaterial.  In addition, MAP has nearly completed certain agreed upon supplemental environmental projects as part of this settlement of an enforcement action for alleged CAA violations, at a cost of $9 million.  We believe this settlement will provide MAP with increased permitting and operating flexibility while achieving significant emission reductions.  During the second quarter of 2005, the court approved a first amendment to the consent decree pertaining to the Texas City Refinery which allows greater operational flexibility to the refinery during periods of amine shortages with MAP otherwise agreeing to pollution-reducing measures at that refinery.  MAP will also contribute at least $100,000 as a supplemental environmental project to install diesel retrofit technologies on sanitation trucks owned by Texas City, Texas.  The consent decree requires MAP to publicly state that this is part of a settlement of an enforcement action for alleged CAA violations.

There have been no other significant changes to our environmental matters subsequent to December 31, 2004.  Changes in accrued liabilities for remediation and receivables for recoverable costs since December 31, 2004 are described in Note 15 to the Consolidated Financial Statements.

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

Other Matters

We suspended operations in Sudan in 1985, but continue to hold an interest in an exploration and production sharing agreement.  We have derived no economic benefit from our Sudan interests.  We have and will continue to abide by all U.S. sanctions related to Sudan and will not resume any activity regarding our interests there until such time as it is permitted under U.S. law.

We discovered the Ash Shaer and Cherrife gas fields in Syria in the 1980’s.  We submitted four plans of development to the Syrian Petroleum Company in the 1990’s, but none were approved.  The Syrian government subsequently claimed that the production sharing contract for these fields had expired.  We have been involved in an ongoing dispute with the Syrian Petroleum Company and Syrian government over our interest in these fields, and are currently discussing a settlement under which a new production sharing contract would be executed, and we would have the right to sell all or a significant portion of our interest to a third party.  We have and will continue to comply with all U.S. sanctions related to Syria.

We are continuing to work with our partners and the Libyan government to finalize the terms of the group’s reentry agreement.  We also opened an office in Tripoli.

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

Our strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. We use a variety of derivative instruments, including option combinations, as part of the overall risk management program to manage commodity price risk in our different businesses.  As market conditions change, we evaluate our risk management program and could enter into strategies that assume market risk whereby cash settlement of commodity-based derivatives will be based on market prices.

Our E&P segment primarily uses commodity derivative instruments selectively to protect against price decreases on portions of our future production when deemed advantageous to do so.  We also use financial derivative instruments to manage foreign currency exchange rate exposure on foreign currency denominated capital investment expenditures, operating expenses and foreign tax payments.

Our RM&T segment uses commodity derivative instruments to:

•        mitigate the price risk between the time foreign and domestic crude oil and other feedstock purchases for refinery supply are priced and when they are actually refined into salable petroleum products,

•        manage the price risk associated with anticipated natural gas purchases for refinery use,

•        protect the value of excess refined product, crude oil and LPG inventories,

•        lock in margins associated with future fixed price sales of refined products to non-retail customers,

•        protect against decreases in future crack spreads,

•        mitigate price risk associated with freight on crude, feedstocks, and refined product deliveries, and

•        take advantage of trading opportunities identified in the commodity markets.

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

Commodity Price Risk

Sensitivity analyses of the incremental effects on income from operations of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative instruments as of June 30, 2005 are provided in the following table:

	Incremental Decrease in
	Income from Operations
	Assuming a Hypothetical
	Price Change of: (a)
(In millions)	10%		25%
Commodity Derivative Instruments:(b)(c)
Crude oil(d)	$23.6	(e)	$—
Natural gas(d)	55.0	(e)	137.4	(e)
Refined products(d)	28.1	(e)	74.4	(e)

(a)

We remain at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect hypothetical 10 percent and 25 percent changes in closing commodity prices, excluding basis swaps, for each open contract position at June 30, 2005. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. We are also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical. Changes to the portfolio after June 30, 2005, would cause future income from operation effects to differ from those presented in the table.

(b)

Net open contracts for the combined E&P and IG segments varied throughout the second quarter of 2005, from a low of 1,458 contracts at June 27 to a high of 1,820 contracts at April 27, and averaged 1,589 for the quarter. The number of net open contracts for the RM&T segment varied throughout the second quarter of 2005, from a low of 14,735 contracts at June 27 to a high of 26,875 contracts at April 6, and averaged 20,895 for the quarter. The commodity derivative instruments used and hedging positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.

(c)	The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
(d)

The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in income from operation when applied to the commodity derivative instruments used to hedge that commodity.

(e)	Price increase.

E&P Segment

At June 30, 2005, we had no open equity production derivative contracts.  We evaluate the commodity price risk of our equity production on an ongoing basis and may enter into commodity derivative instruments when it is deemed advantageous.

Derivative losses included in the E&P segment were $2 million and $53 million for the first six months of 2005 and 2004.  Additionally, losses of $1 million from discontinued cash flow hedges are included in segment results for the first six months of 2004.  The discontinued cash flow hedge amounts were reclassified from accumulated other comprehensive loss as it was no longer probable that the original forecasted transactions would occur.  There were no reclassifications during the first six months of 2005.

Excluded from the E&P segment results were losses of $224 million and $81 million for the first six months of 2005 and 2004 on long-term gas contracts in the United Kingdom that are accounted for as derivative instruments.

RM&T Segment

We do not attempt to qualify commodity derivative instruments used in our RM&T operations for hedge accounting.  As a result, we recognize all changes in the fair value of derivatives used in our RM&T operations in income, although most of these derivatives have an underlying physical commodity transaction.  Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying physical commodity transactions.  Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying physical commodity transactions.  Derivative gains or losses included in RM&T segment income for the first six months of 2005 and 2004 are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2005	2004
Strategy:
Mitigate price risk	$(19)	$(91)
Protect carrying values of excess inventories	(67)	(37)
Protect margin on fixed price sales	15	6
Protect crack spread values	(68)	(81)
Trading activities	(34)	12
Total net derivative losses	$(173)	$(191)

In the fourth quarter of 2004 through the second quarter of 2005, MAP sold crack spreads forward through the fourth quarter of 2005 using derivative instruments to lock in the historically wide crack spreads available in the futures market at that time.  The table below summarizes the open positions under the protect crack spread values strategy in place at June 30, 2005.

Contract Type	Quarterly Period	Volume	Average Price(a)
Gasoline crack spreads	July – September 2005	1.0 mmbbls	$9.00 bbl
Gasoline crack spread collars	July – September 2005	1.0 mmbbls	$8.00 - $15.00 bbl
Distillate crack spreads	July – September 2005	3.3 mmbbls	$5.24 bbl
Distillate crack spread collars	July – September 2005	3.3 mmbbls	$4.57 - $8.31 bbl
No. 6 Fuel oil crack spreads	July – September 2005	0.6 mmbbls	($18.98) bbl
No. 6 Fuel oil crack spreads	October – December 2005	0.7 mmbbls	($19.20) bbl

(a)          Crack spread strategies include both Over the Counter U.S. Gulf Coast price based and New York Mercantile Exchange (“NYMEX”) based derivative instruments.  The average price is weighted by the volume of each type of derivative instrument.

In addition, natural gas options are in place to manage the price risk associated with approximately one percent of the third quarter 2005 anticipated natural gas purchases for refinery use.

IG Segment

We have used derivative instruments to convert the fixed price of a long-term gas sales contract to market prices. The underlying physical contract is for a specified annual quantity of gas and matures in 2008. Similarly, we use derivative instruments to convert shorter term (typically less than a year) fixed price contracts to market prices in our ongoing natural gas marketing and transportation activity; and to hedge purchased gas injected into storage for subsequent resale.  Derivative gains included in IG segment income were $4 million and $10 million for the first six months of 2005 and 2004.

Other Commodity Related Risks

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, New York Mercantile Exchange (“NYMEX”) contracts for natural gas are priced at Louisiana’s Henry Hub, while the underlying quantities of natural gas may be produced and sold in the western United States at prices that do not move in strict correlation with NYMEX prices. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. Over-the-counter transactions are being used to manage exposure to a portion of basis risk.

We are impacted by liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

Interest Rate Risk

We are impacted by interest rate fluctuations which affect the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in interest rates as of June 30, 2005 is provided in the following table:

		Incremental
	Fair	Increase in
(In millions)	Value (b)	Fair Value (c)
Financial assets (liabilities)(a):
Interest rate swap agreements	$(15)	$12
Long-term debt(d)(e)	$(4,646)	$(157)

(a)     Fair values of cash and cash equivalents, receivables, notes payable, commercial paper, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)    Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

(c)     For long-term debt, this assumes a 10 percent decrease in the weighted average yield to maturity of Marathon’s long-term debt at June 30, 2005. For interest rate swap agreements, this assumes a 10 percent decrease in the effective swap rate at June 30, 2005.

(d)    See below for sensitivity analysis.

(e)     Includes amounts due within one year.

At June 30, 2005, our portfolio of long-term debt was substantially comprised of fixed rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. This sensitivity is illustrated by the $157 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only if we would elect to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value.

We manage our exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio.  We have entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates.  The following table summarizes, by individual debt instrument, the interest rate swap activity as of June 30, 2005:

	Fixed Rate to	Notional	Swap
Floating Rate to be Paid	be Received	Amount	Maturity	Fair Value
Six Month LIBOR +4.226%	6.650%	$300 million	2006	$(2) million
Six Month LIBOR +1.935%	5.375%	$450 million	2007	$(5) million
Six Month LIBOR +3.285%	6.850%	$400 million	2008	$(5) million
Six Month LIBOR +2.142%	6.125%	$200 million	2012	$(3) million

Foreign Currency Exchange Rate Risk

We manage our exposure to foreign currency exchange rates by utilizing forward and option contracts, generally with terms of 365 days or less.  The primary objective of this program is to reduce our exposure to movements in the foreign currency markets by locking in foreign currency rates.  At June 30, 2005, the following commodity derivatives were outstanding.  All contracts currently qualify for hedge accounting unless noted.

Financial Instruments	Period	Notional Amount		All-in-Rate(a)		Fair Value(b)
Foreign Currency Rate Swaps:
Euro	July 2005 – December 2005	$91 million	(c)	1.314	(d)	$(7) million
Norwegian kroner	July 2005 – December 2005	$92 million		6.373	(e)	$(2) million
British pound sterling	July 2005 – September 2005	$2 million		1.750	(d)	$—
Foreign Currency Rate Options:
Euro	January 2006 – June 2006	$88 million		1.295	(d)(f)	$(1) million
Norwegian kroner	January 2006 – February 2006	$62 million		6.150	(e)(f)	$(1) million

(a)          The rate at which the derivative instruments will be settled.

(b)         Fair value was based on market prices.

(c)          At June 30, 2005, $8 million was discontinued and no longer qualified for hedge accounting.

(d)         U.S. dollar to foreign currency.

(e)          Foreign currency to U.S. dollar.

(f)            Represents the strike price at which the foreign currency can be purchased.

The aggregate effect on foreign exchange forward and option contracts of a hypothetical 10 percent change to quarter-end forward exchange rates would be approximately $20 million.

Credit Risk

We are exposed to significant credit risk from United States Steel arising from the Separation. That exposure is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Obligations Associated with the Separation of United States Steel”.

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

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of Marathon’s management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We review and modify our financial and operational controls on an ongoing basis to ensure that those controls are adequate to address changes in our business as it evolves.  We believe that our existing financial and operational controls and procedures are adequate.

MARATHON OIL CORPORATION

Supplemental Statistics – (Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(Dollars in millions, except as noted)	2005	2004	2005	2004
INCOME FROM OPERATIONS
Exploration and Production
United States	$394	$285	$699	$591
International	382	153	632	311
E&P Segment Income	776	438	1,331	902
Refining, Marketing and Transportation(a)	823	577	1,033	626
Integrated Gas(b)	11	(8)	18	7
Segment Income	1,610	1,007	2,382	1,535

Items not allocated to segments:
Administrative expenses	(85)	(84)	(176)	(148)
Gain (loss) on U.K. long-term gas contracts	(167)	(95)	(224)	(81)
Gain (loss) on ownership change - MAP	—	1	—	1
Income from Operations	$1,358	$829	$1,982	$1,307

CAPITAL EXPENDITURES
Exploration and Production	$320	$180	$613	$352
Refining, Marketing and Transportation(a)	163	138	297	273
Integrated Gas(b)	182	253	308	288
Corporate	2	4	3	6
Total	$667	$575	$1,221	$919

EXPLORATION EXPENSE
United States	$25	$21	$42	$32
International	12	13	29	30
Total	$37	$34	$71	$62

OPERATING STATISTICS
Net Liquid Hydrocarbon Sales (mbpd)(c)
United States	85.5	87.2	78.6	89.5

Europe	48.8	41.0	40.1	43.0
West Africa	60.5	33.7	48.4	32.3
Other International	24.3	16.1	24.2	16.1
Total International	133.6	90.8	112.7	91.4
Worldwide	219.1	178.0	191.3	180.9

Net Natural Gas Sales (mmcfd)(c)(d)
United States	579.2	641.1	574.8	671.3

Europe	205.2	252.8	288.0	305.7
West Africa	108.2	71.0	95.9	73.6
Total International	313.4	323.8	383.9	379.3
Worldwide	892.6	964.9	958.7	1,050.6

Total production (mboepd)	367.9	338.8	351.0	356.0

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
OPERATING STATISTICS (continued)
Average Sales Prices (excluding derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$42.22	$31.74	$40.52	$30.71

Europe	49.77	34.69	48.06	32.81
West Africa	45.21	31.44	44.47	30.50
Other International	34.50	20.19	29.69	18.95
Total International	44.93	30.91	42.57	29.55

Worldwide	$43.87	$31.32	$41.73	$30.13

Natural Gas ($ per mcf)
United States	$5.76	$5.02	$5.36	$4.86

Europe	4.78	3.85	4.95	4.02
West Africa	0.26	0.26	0.25	0.25
Total International	3.22	3.07	3.78	3.29

Worldwide	$4.87	$4.37	$4.73	$4.29

Average Sales Prices (including derivative gains and losses)
Liquid Hydrocarbons ($ per bbl)
United States	$42.22	$29.09	$40.52	$28.58

Europe	49.77	32.34	48.06	31.18
West Africa	45.21	31.44	44.47	30.50
Other International	34.50	20.19	29.69	18.89
Total International	44.93	29.85	42.57	28.77

Worldwide	$43.87	$29.48	$41.73	$28.67

Natural Gas ($ per mcf)
United States	$5.75	$5.00	$5.34	$4.82

Europe(e)	4.78	3.85	4.95	4.02
West Africa	0.26	0.26	0.25	0.25
Total International	3.22	3.07	3.78	3.29

Worldwide	4.86	4.35	4.72	4.27

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(Dollars in millions, except as noted)	2005	2004	2005	2004

MAP:
Refinery Runs (mbpd)
Crude oil refined	1,011.9	1,013.4	967.3	901.0
Other charge and blend stocks	174.6	141.8	173.0	169.0
Total	1,186.5	1,155.2	1,140.3	1,070.0

Refined Product Yields (mbpd)
Gasoline	635.9	623.0	606.3	587.6
Distillates	327.3	323.1	309.5	279.0
Propane	23.1	22.6	21.1	21.2
Feedstocks and special products	97.5	95.5	106.9	101.7
Heavy fuel oil	19.7	20.2	26.2	23.6
Asphalt	97.3	84.9	84.7	70.9
Total	1,200.8	1,169.3	1,154.7	1,084.0

Refined Product Sales Volumes (mbpd)(f)	1,477.2	1,440.2	1,423.7	1,373.8
Matching buy/sell volumes included in refined product sales volumes (mbpd)	87.0	74.2	83.7	76.9

Refining and Wholesale Marketing Margin(g)(h)	$0.1592	$0.1255	$0.1158	$0.0822

Number of SSA Retail Outlets	1,647	1,746	—	—
SSA Gasoline and Distillate Sales(i)	822	802	1,567	1,565
SSA Gasoline and Distillate Gross Margin(g)	$0.1211	$0.1192	$0.1138	$0.1169
SSA Merchandise Sales	$645	$600	$1,205	$1,122
SSA Merchandise Gross Margin	$163	$140	$306	$272

(a)     Includes MAP at 100 percent.  RM&T segment income includes Ashland’s 38 percent interest in MAP of $314 million, $390 million, $222 million and $240 million in the second quarter and first six months of 2005 and 2004, respectively.

(b)    Includes EG Holdings at 100 percent.

(c)     Amounts reflect sales after royalties, except for Ireland where amounts are before royalties.

(d)    Includes gas acquired for injection and subsequent resale of 22.4, 21.5, 23.5, and 22.7 mmcfd in the second quarter and first six months of 2005 and 2004, respectively.

(e)     Excludes the effects of the U.K. long-term gas contracts that are accounted for as derivatives.

(f)       Total average daily volumes of all refined product sales to MAP’s wholesale, branded and retail (SSA) customers.

(g)    Dollars per gallon.

(h)    Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.

(i)        Millions of gallons.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Product Contamination Litigation

A lawsuit was filed in the United States District Court for the Southern District of West Virginia and alleges that MAP’s Catlettsburg Refinery sold defective gasoline to wholesalers and retailers, causing permanent damage to storage tanks, dispensers and related equipment, resulting in lost profits, business disruption, and personal and real property damages.  Plaintiffs seek class action status.  In 2002, MAP conducted extensive cleaning operations at affected facilities, but denies that any permanent damages resulted from the incident. MAP previously settled with many of the potential class members in this case and intends to vigorously defend this action.

SEC Investigation Relating to Equatorial Guinea

As previously disclosed, during 2004 the United States Securities and Exchange Commission (“SEC”) commenced an inquiry into payments made to the government of Equatorial Guinea, or to officials and persons affiliated with officials of the government of Equatorial Guinea.  Marathon has been voluntarily producing documents requested by the SEC in that inquiry.  On August 1, 2005, Marathon received a subpoena issued by the SEC pursuant to a formal order of investigation requiring the production of the documents that have already been produced or that are in the process of being identified and produced in response to the SEC’s prior requests, and requesting additional materials.  Marathon has been and intends to continue cooperating with the SEC in this investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Marathon and its affiliated purchaser during the first and second quarters of 2005 of equity securities that are registered by Marathon pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

01/01/05 – 01/31/05	40		$38.50	N/A	N/A
02/01/05 – 02/28/05	39,872		$44.68	N/A	N/A
03/01/05 – 03/31/05	25,910	(2)	$45.35	N/A	N/A
1st Quarter 2005	65,822		$44.94	N/A	N/A
04/01/05 – 04/30/05	—		$—	N/A	N/A
05/01/05 – 05/31/05	50,835		$46.74	N/A	N/A
06/01/05 – 06/30/05	23,112	(2)	$51.79	N/A	N/A
2nd Quarter 2005	73,947		$48.32	N/A	N/A

(1)               40,169 and 51,927 shares of restricted stock in the first and second quarters of 2005 were delivered by employees to Marathon, upon vesting, to satisfy tax withholding requirements.

(2)               25,653 and 22,020 shares were repurchased in open-market transactions to satisfy the requirements for dividend reinvestment under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) by the administrator of the Plan during the first and second quarters of 2005.  Stock needed to meet the requirements of the Plan are either purchased in the open market or issued directly by Marathon.

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

3.               The stockholder proposal to declassify the Board was approved.  This proposal urged the Board to take the necessary steps, in compliance with Delaware state law, to declassify the Board for the purpose of director elections, and further provided that any such declassification be done in a manner that does not affect the unexpired terms of directors previously elected.  The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
217,214,907	49,974,857	2,728,242	37,005,913

4.               The stockholder proposal to elect directors by a majority vote was approved.  The proposal requested that the Board initiate the appropriate process to amend Marathon’s governance documents (certificate of incorporation or bylaws) to provide that a director nominee shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders.  The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
139,622,028	127,519,629	2,776,349	37,005,913

Item 6.  Exhibits

(a)          EXHIBITS

10.1	General Release dated June 11, 2005, signed by Steve J. Lowden (incorporated by reference to Exhibit 10.1 on Form 8-K, filed June 16, 2005)

10.2	Guaranty by Marathon Oil Corporation in favor of Citibank, N.A., executed June 23, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K, filed June 29, 2005)

10.3	Uncommitted Line of Credit Agreement between Marathon Domestic LLC and Citibank, N.A. dated June 23, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K, filed June 29, 2005)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

MARATHON OIL CORPORATION

By:	/s/ A. G. Adkins
A. G. Adkins
Vice President – Accounting

August 8, 2005