Form 10-Q
period 2007-03-31
MARATHON OIL CORP
filed 2007-05-07
CIK 101778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

Yes     Ö     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer Ö	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No     Ö

There were 342,978,266 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2007.

MARATHON OIL CORPORATION
Form 10-Q
Quarter Ended March 31, 2007

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to “Marathon,” “we,” “our,” or “us” are references to Marathon Oil Corporation, including its wholly-owned and majority-owned subsidiaries, and its ownership interests in equity method investees (corporate entities, partnerships, limited liability companies and other ventures over which Marathon exerts significant influence by virtue of its ownership interest, typically between 20 and 50 percent).

Part I – Financial Information

Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except per share data)	2007	2006
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$12,491	$12,900
Revenues from matching buy/sell transactions	58	3,206
Sales to related parties	320	312
Income from equity method investments	107	92
Net gains on disposal of assets	11	11
Other income	15	18
Total revenues and other income	13,002	16,539
Costs and expenses:
Cost of revenues (excludes items below)	9,542	9,759
Purchases related to matching buy/sell transactions	61	3,233
Purchases from related parties	47	51
Consumer excise taxes	1,197	1,165
Depreciation, depletion and amortization	393	400
Selling, general and administrative expenses	287	287
Other taxes	98	97
Exploration expenses	61	71
Total costs and expenses	11,686	15,063
Income from operations	1,316	1,476
Net interest and other financing costs (income)	(19)	23
Loss on early extinguishment of debt	2	–
Minority interests in loss of Equatorial Guinea LNG Holdings Limited	(2)	(3)
Income from continuing operations before income taxes	1,335	1,456
Provision for income taxes	618	685
Income from continuing operations	717	771
Discontinued operations	–	13
Net income	$717	$784
Per Share Data
Basic:
Income from continuing operations	$2.08	$2.11
Discontinued operations	–	$0.04
Net income	$2.08	$2.15
Diluted:
Income from continuing operations	$2.07	$2.09
Discontinued operations	–	$0.04
Net income	$2.07	$2.13
Dividends paid	$0.40	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,347	$2,585
Receivables, less allowance for doubtful accounts of $3 and $3	4,143	4,114
Receivables from United States Steel	30	32
Receivables from related parties	64	63
Inventories	3,536	3,173
Other current assets	217	129
Total current assets	10,337	10,096
Investments and long-term receivables, less allowance for doubtful accounts of $9 and $9	1,954	1,887
Receivables from United States Steel	495	498
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $13,873 and $13,573	16,963	16,653
Goodwill	1,396	1,398
Intangible assets, less accumulated amortization of $79 and $75	179	180
Other noncurrent assets	72	119
Total assets	$31,396	$30,831
Liabilities
Current liabilities:
Accounts payable	$6,063	$5,586
Payable to United States Steel	–	13
Payables to related parties	294	264
Payroll and benefits payable	335	409
Accrued taxes	587	598
Deferred income taxes	643	631
Accrued interest	54	89
Long-term debt due within one year	873	471
Total current liabilities	8,849	8,061
Long-term debt	2,654	3,061
Deferred income taxes	1,893	1,897
Defined benefit postretirement plan obligations	1,201	1,245
Asset retirement obligations	1,059	1,044
Payable to United States Steel	7	7
Deferred credits and other liabilities	395	391
Total liabilities	16,058	15,706
Minority interests in Equatorial Guinea LNG Holdings Limited	546	518
Commitments and contingencies
Stockholders’ Equity
Common stock issued – 367,851,558 shares (par value $1 per share, 550,000,000 shares authorized)	368	368
Common stock held in treasury, at cost – 24,897,453 and 20,080,670 shares	(2,073)	(1,638)
Additional paid-in capital	5,148	5,152
Retained earnings	11,671	11,093
Accumulated other comprehensive loss	(322)	(368)
Total stockholders' equity	14,792	14,607
Total liabilities and stockholders' equity	$31,396	$30,831

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	First Quarter Ended March 31,
(Dollars in millions)	2007	2006
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$717	$784
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on early extinguishment of debt	2	–
Income from discontinued operations	–	(13)
Deferred income taxes	26	42
Minority interests in loss of Equatorial Guinea LNG Holdings Limited	(2)	(3)
Depreciation, depletion and amortization	393	400
Pension and other postretirement benefits, net	5	(92)
Exploratory dry well costs and unproved property impairments	26	34
Net gains on disposal of assets	(11)	(11)
Equity method investments, net	(20)	(59)
Changes in the fair value of long-term U.K. natural gas contracts	(21)	(78)
Changes in:
Current receivables	(27)	(172)
Inventories	(364)	(365)
Current accounts payable and accrued expenses	351	(190)
All other, net	(49)	(73)
Net cash provided from continuing operations	1,026	204
Net cash provided from discontinued operations	–	36
Net cash provided from operating activities	1,026	240
Investing activities:
Capital expenditures	(737)	(572)
Acquisitions	–	(527)
Disposal of assets	32	38
Investments – loans and advances	(20)	–
– repayments of loans and return of capital	15	87
Investing activities of discontinued operations	–	(26)
All other, net	(1)	13
Net cash used in investing activities	(711)	(987)
Financing activities:
Debt repayments	(10)	(302)
Issuance of common stock	5	8
Purchases of common stock	(452)	(229)
Excess tax benefits from stock-based compensation arrangements	13	10
Dividends paid	(138)	(121)
Contributions from minority shareholders of Equatorial Guinea LNG Holdings Limited	27	30
Net cash used in financing activities	(555)	(604)
Effect of exchange rate changes on cash	2	3
Net decrease in cash and cash equivalents	(238)	(1,348)
Cash and cash equivalents at beginning of period	2,585	2,617
Cash and cash equivalents at end of period	$2,347	$1,269

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.                 Basis of Presentation

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2007 classifications. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Marathon Oil Corporation (“Marathon” or the “Company”) 2006 Annual Report on Form 10-K.

2.                 New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. Marathon adopted FSP No. AUG AIR-1 effective January 1, 2007. Prior to adoption, Marathon expensed such costs in the same annual period as incurred; however, estimated annual major maintenance costs were recognized as expense throughout the year on a pro rata basis. As such, the adoption of this FSP has no impact on Marathon’s annual consolidated financial statements. The FSP has not been applied retrospectively because the impact on the Company’s prior interim consolidated financial statements was not significant.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, transition and disclosure. Marathon adopted FIN No. 48 effective January 1, 2007, and adoption did not have a significant effect on its consolidated results of operations, financial position or cash flows. See Note 7 for other disclosures required by FIN No. 48.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Marathon adopted SFAS No. 156 effective January 1, 2007, and adoption did not have a significant effect on its consolidated results of operations, financial position or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the interim FASB guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective January 1, 2007, Marathon adopted the provisions of SFAS No. 155 prospectively for all financial instruments acquired or issued on or after January 1, 2007. Adoption of this statement did not have a significant effect on Marathon’s consolidated results of operations, financial position or cash flows.

3.                 Discontinued Operations

On June 2, 2006, Marathon sold its Russian oil exploration and production businesses in the Khanty-Mansiysk region of western Siberia. A gain on the sale of $243 million ($342 million before income taxes) was reported in discontinued operations in the second quarter of 2006. The final adjustment to the sales price is expected to be made in 2007 and could affect the reported gain.

The activities of the Russian businesses have been reported as discontinued operations in the consolidated statements of income and cash flows for the first quarter of 2006. Revenues applicable to discontinued operations were $98 million and pretax income from discontinued operations was $21 million for the first quarter of 2006.

4.                 Income per Common Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options, provided the effect is not antidilutive.

	First Quarter Ended March 31,
	2007		2006
(In millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$717	$717	$771	$771
Discontinued operations	–	–	13	13
Net income	$717	$717	$784	$784
Weighted average common shares outstanding	344	344	365	365
Effect of dilutive securities	–	3	–	3
Weighted average common shares, including dilutive effect	344	347	365	368
Per share:
Income from continuing operations	$2.08	$2.07	$2.11	$2.09
Discontinued operations	$–	$–	$0.04	$0.04
Net income per share	$2.08	$2.07	$2.15	$2.13

5.                 Segment Information

Marathon’s operations consist of three reportable operating segments:

1)                Exploration and Production (“E&P”) – explores for, produces and markets crude oil and natural gas on a worldwide basis;

2)                Refining, Marketing and Transportation (“RM&T”) – refines, markets and transports crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States; and

3)                Integrated Gas (“IG”) – markets and transports products manufactured from natural gas, such as liquefied natural gas (“LNG”) and methanol, on a worldwide basis, and is developing other projects to link stranded natural gas resources with key demand areas.

As discussed in Note 3 above, the Russian businesses sold in June 2006 were accounted for as discontinued operations. Segment information for the first quarter of 2006 excludes the amounts for these Russian operations.

(In millions)	E&P	RM&T	IG	Total
First Quarter Ended March 31, 2007
Revenues:
Customer	$1,705	$10,767	$56	$12,528
Intersegment (a)	140	1	–	141
Related parties	4	316	–	320
Segment revenues	1,849	11,084	56	12,989
Elimination of intersegment revenues	(140)	(1)	–	(141)
Gain on long-term U.K. natural gas contracts	21	–	–	21
Total revenues	$1,730	$11,083	$56	$12,869
Segment income	$385	$345	$19	$749
Income from equity method investments	41	41	25	107
Depreciation, depletion and amortization (b)	242	141	1	384
Minority interests in loss of subsidiary	–	–	(2)	(2)
Provision for income taxes (b)	414	198	8	620
Capital expenditures (c)	461	217	57	735

(In millions)	E&P	RM&T	IG	Total
First Quarter Ended March 31, 2006
Revenues:
Customer	$2,108	$13,890	$30	$16,028
Intersegment (a)	190	13	–	203
Related parties	3	309	–	312
Segment revenues	2,301	14,212	30	16,543
Elimination of intersegment revenues	(190)	(13)	–	(203)
Gain on long-term U.K. natural gas contracts	78	–	–	78
Total revenues	$2,189	$14,199	$30	$16,418
Segment income	$465	$319	$8	$792
Income from equity method investments	53	26	13	92
Depreciation, depletion and amortization (b)	256	133	2	391
Minority interests in loss of subsidiary	–	–	(3)	(3)
Provision for income taxes (b)	480	204	5	689
Capital expenditures (c)	358	104	94	556

(a)   Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b)   Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities and other unallocated items and are included in “Items not allocated to segments, net of income taxes” in the reconciliation below.

(c)   Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.

The following reconciles segment income to net income as reported in the consolidated statements of income:

	First Quarter Ended March 31,
(In millions)	2007	2006
Segment income	$749	$792
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	(43)	(66)
Gain on long-term U.K. natural gas contracts	11	45
Discontinued operations	–	13
Net income	$717	$784

6.                 Defined Benefit Postretirement Plans

The following summarizes the components of net periodic benefit cost:

	First Quarter Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$33	$34	$5	$6
Interest cost	34	32	11	10
Expected return on plan assets	(38)	(26)	–	–
Amortization:
– prior service cost (credit)	3	1	(2)	(3)
– actuarial loss	5	13	2	2
Net periodic benefit cost	$37	$54	$16	$15

During the first quarter of 2007, Marathon made contributions of $40 million to its international funded pension plans. Marathon expects to make additional contributions of approximately $10 million to its funded pension plans over the remainder of 2007. Contributions made from the general assets of Marathon to cover current benefit payments related to unfunded pension and other postretirement benefit plans were $2 million and $7 million during the first quarter of 2007.

7.                 Income Taxes

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the year plus any adjustments arising from a change in the estimated amount of taxes related to prior periods. The following is an analysis of the effective income tax rates for the periods presented:

	First Quarter Ended March 31,
	2007	2006
Statutory U.S. income tax rate	35%	35%
Effects of foreign operations, including foreign tax credits	11	11
State and local income taxes, net of federal income tax effects	2	2
Other tax effects	(2)	(1)
Effective income tax rate for continuing operations	46%	47%

As of January 1, 2007, total unrecognized tax benefits were $48 million. If these amounts were recognized, $30 million would affect Marathon’s effective income tax rate. There are no uncertain income tax positions as of January 1, 2007 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly increase or decrease during 2007.

Marathon is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service. The audit of the 2004 and 2005 U.S. federal income tax returns commenced in May 2006 and is ongoing. Marathon believes it has made adequate provision for federal income taxes and interest which may become payable for years not yet settled. Further, Marathon is routinely involved in U.S. state and local income tax audits and foreign jurisdiction tax audits. Marathon’s income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States (a)	1999 – 2006
Equatorial Guinea	1997 – 2006
Libya	2006
United Kingdom	2005 – 2006

(a)      Includes federal, state and local jurisdictions.

In connection with the adoption of FIN No. 48, Marathon changed the presentation of interest and penalties related to income taxes in the consolidated statement of income. Effective January 1, 2007, such interest and penalties are prospectively recorded as part of the provision for income taxes. Prior to January 1, 2007, Marathon recorded such interest as part of net interest and other financing costs and such penalties as selling, general and administrative expenses. As of January 1, 2007, $17 million of interest and penalties was accrued related to income taxes.

8.                 Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods indicated:

	First Quarter Ended March 31,
(In millions)	2007	2006
Net income	$717	$784
Other comprehensive income, net of taxes:
Minimum pension liability adjustments	–	10
Defined benefit postretirement plans	36	–
Other	2	–
Comprehensive income	$755	$794

9.                 Inventories

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method.

	March 31,	December 31,
(In millions)	2007	2006
Liquid hydrocarbons and natural gas	$1,567	$1,136
Refined products and merchandise	1,746	1,812
Supplies and sundry items	223	225
Total, at cost	$3,536	$3,173

10.          Commitments and Contingencies

Marathon is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to Marathon’s consolidated financial statements. However, management believes that Marathon will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. Certain of the Company’s commitments are discussed below.

Contract commitments – At March 31, 2007 and December 31, 2006, Marathon’s contract commitments to acquire property, plant and equipment totaled $2.242 billion and $1.703 billion. During the first quarter of 2007, the majority of additional contract commitments were related to the expansion of the Company’s Garyville, Louisiana, refinery.

11.          Stock Repurchase Program

On January 29, 2006, Marathon’s Board of Directors authorized the repurchase of up to $2 billion of common stock. On January 28, 2007, the share repurchase program was extended by an additional $500 million. Purchases under the program may be in either open market transactions, including block purchases, or in privately negotiated transactions. The Company will use cash on hand, cash generated from operations or cash from available borrowings to acquire shares. This program may be changed based upon the Company’s financial condition or changes in market conditions and is subject to termination prior to completion. As of March 31, 2007, the Company had acquired 25.8 million common shares at a cost of $2.150 billion under the program, including 5 million common shares acquired during the first quarter of 2007 at a cost of $452 million.

12.          Supplemental Cash Flow Information

	First Quarter Ended March 31,
(In millions)	2007	2006
Net cash provided from operating activities included:
Interest paid (net of amounts capitalized)	$52	$74
Income taxes paid to taxing authorities	489	596
Commercial paper and revolving credit arrangements, net:
Borrowings	$–	$197
Repayments	–	(197)

13.          Subsequent Event

On April 25, 2007, Marathon’s stockholders approved an increase in the number of authorized shares of common stock from 550 million to 1.1 billion shares, and the Company’s Board of Directors subsequently declared a two-for-one split of the Company’s common stock. The stock split will be effected in the form of a stock dividend to be distributed on June 18, 2007, to stockholders of record at the close of business on May 23, 2007. Stockholders will receive one additional share of Marathon Oil Corporation common stock for each share of common stock held as of the close of business on the record date.

Common share and per share information has not been restated in the accompanying consolidated financial statements and notes to reflect the stock split. This information will be restated in Marathon’s consolidated financial statements to reflect the stock split once the shares are distributed. The following proforma information reflects the impact of the stock split on income per share for the first quarters of 2007 and 2006.

	First Quarter Ended March 31,
	2007		2006
(In millions, except per share data)	Basic	Diluted	Basic	Diluted
Income from continuing operations	$717	$717	$771	$771
Discontinued operations	–	–	13	13
Net income	$717	$717	$784	$784
Weighted average common shares outstanding	689	689	730	730
Effect of dilutive securities	–	5	–	7
Weighted average common shares, including dilutive effect	689	694	730	737
Per Share:
Income from continuing operations	$1.04	$1.03	$1.05	$1.04
Discontinued operations	$–	$–	$0.02	$0.02
Net income per share	$1.04	$1.03	$1.07	$1.06

14.          Accounting Standards Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. For Marathon, SFAS No. 159 will be effective January 1, 2008, and retrospective application is not permitted. Should Marathon elect to apply the fair value option to any eligible items that exist at January 1, 2008, the effect of the first remeasurement to fair value would be reported as a cumulative effect adjustment to the opening balance of retained earnings. Marathon is currently evaluating the provisions of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may require some entities to change their measurement practices. For Marathon, SFAS No. 157 will be effective January 1, 2008. Marathon is currently evaluating the provisions of this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon Oil Corporation is engaged in worldwide exploration, production and marketing of crude oil and natural gas; domestic refining, marketing and transportation of crude oil and petroleum products, primarily in the Midwest, the upper Great Plains and southeastern United States; and worldwide marketing and transportation of products manufactured from natural gas, such as LNG and methanol, and development of other projects to link stranded natural gas resources with key demand areas. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements, the Supplemental Statistics and our 2006 Annual Report on Form 10-K.

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our 2006 Annual Report on Form 10-K.

Marathon holds a 60 percent interest in Equatorial Guinea LNG Holdings Limited (“EGHoldings”). The remaining interests are held by Sociedad Nacional de Gas de Guinea Equatorial (“SONAGAS”) (25 percent interest), Mitsui & Co., Ltd. (8.5 percent interest) and a subsidiary of Marubeni Corporation (6.5 percent interest). Unless specifically noted as being after minority interests, amounts for the Integrated Gas segment include amounts related to these minority interests.

Overview and Outlook

Operational Highlights

During the first quarter of 2007, we:

•                  Announced three exploration discoveries in deepwater Angola;

•                  Announced the Droshky discovery in the Gulf of Mexico;

•                  Progressed the Neptune development in deepwater Gulf of Mexico, with first production expected by early 2008;

•                  Continued commissioning of the Alvheim/Vilje project in Norway;

•                  Commenced construction of the Garyville, Louisiana, refinery expansion;

•                  Continued construction of the 110 million gallon per year joint venture ethanol facility in Greenville, Ohio; and

•                  Continued commissioning activities on the Equatorial Guinea LNG production facility, with first shipment of LNG expected in the second quarter of 2007.

Exploration and Production (“E&P”)

Net liquid hydrocarbon and natural gas sales during the first quarter of 2007 averaged 339 thousand barrels of oil equivalent per day (“mboepd”). Sales volumes may vary from production available for sale primarily due to the timing of liquid hydrocarbon liftings and natural gas sales from certain of our international operations.

During the first quarter of 2007, we announced three exploration successes in deepwater Angola and one in the Gulf of Mexico. The Caril and Manjericao discovery wells are located on Block 32 in deepwater Angola, where we hold a 30 percent outside-operated interest, and the Miranda discovery well is located on Block 31, where we hold a 10 percent outside-operated interest. These discoveries move both deepwater Angola blocks closer toward establishment of commercial developments. The Droshky discovery well (previously named Troika Deep) in the Gulf of Mexico is located on Green Canyon Block 244. One successful appraisal sidetrack well has been drilled and a second lateral appraisal sidetrack well is being drilled, which will complete our appraisal process. This potential development would be through the Troika Unit infrastructure, which is located approximately two miles from the well. We hold a 100 percent interest in the Droshky well and a 50 percent outside-operated interest in the Troika Unit.

Also in Angola, we have participated in five wells on Blocks 31 and 32, the results of which have not been announced. We will announce details related to those wells upon approval of the Angola government.

In Norway, the Alvheim/Vilje development project has entered the commissioning stage, during which additional work has been identified as necessary to bring the floating production, storage and offloading vessel (“FPSO”) into compliance with Norwegian codes and regulations and to fully integrate the existing ship systems with the new topside facilities. This additional work, along with intense market demand for labor in Norway and additional drilling activity, has contributed to increased costs for the project. First production is now expected in the third quarter of 2007 and a peak net rate of approximately 75 mboepd is expected in 2008.

Our 2007 production available for sale is still expected to average between 390 and 425 mboepd, excluding the impact of acquisitions and dispositions. This wide range considered the possibilities of delays in major project delivery dates; however, it is likely that actual production available for sale for the year will be at the lower end of this range as a result of the Alvheim delay.

The above discussion includes forward-looking statements with respect to the Alvheim/Vilje and Neptune development projects, the possibility of developing Blocks 31 and 32 offshore Angola and the timing and levels of our worldwide liquid hydrocarbon, natural gas and condensate production available for sale. Some factors that could potentially affect these forward-looking statements include pricing, supply and demand for petroleum products, the amount of capital available for exploration and development, regulatory constraints, timing of commencing production from new wells, drilling rig availability, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other geological, operating and economic considerations. Except for the Alvheim/Vilje development, the foregoing forward-looking statements may be further affected by the inability to obtain or delay in obtaining necessary government and third-party approvals and permits. The possible developments on Blocks 31 and 32 could further be affected by presently known data concerning size and character of reservoirs, economic recoverability, future drilling success and production experience. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Refining, Marketing and Transportation (“RM&T”)

In the first quarter of 2007, our total refinery throughput was four percent higher than the same quarter of 2006 and we expect refinery crude oil throughput during 2007 to exceed the record level we set in 2006. Our refining and wholesale marketing gross margin per gallon was higher in the first quarter of 2007 than the comparable period of 2006, however, the increase was primarily the result of the change in accounting for matching buy/sell arrangements effective April 1, 2006, as the sales volumes recognized during the first quarter of 2007 were less than the volumes that would have been recognized under previous accounting practices. Our refining and wholesale marketing gross margin averaged 12.46 cents per gallon in the first quarter of 2007 versus 11.37 cents per gallon in the first quarter of 2006. Our ethanol blending program increased to 37 thousand barrels per day (“mbpd”) in the first quarter of 2007 from 30 mbpd in the first quarter of 2006. The future expansion or contraction of our ethanol blending program will be driven by the economics of the ethanol supply and changes in government regulations.

Speedway SuperAmerica LLC (“SSA”) increased same store merchandise sales by six percent and same store gasoline sales volume by three percent when compared to the first quarter of 2006. In addition, SSA’s gasoline and distillates gross margin per gallon and merchandise gross margin were stronger in the first quarter of 2007.

Construction of the Garyville refinery expansion commenced on schedule in early March 2007, including site clearing and preparation activities.

The above discussion includes forward-looking statements with respect to projections of crude oil throughput and ethanol blending that could be affected by planned and unplanned refinery maintenance projects, the levels of refining margins and other operating considerations. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Integrated Gas (“IG”)

Our significant integrated gas activities during the first quarter of 2007 related to the LNG production facility in Equatorial Guinea. Commissioning of the facility continues and the first shipments of LNG are expected in the second quarter of 2007. We own a 60 percent interest in EGHoldings.

Once the LNG production facility commences its principal operations and begins to generate revenue, EGHoldings will no longer be a variable interest entity (“VIE”). We consolidate EGHoldings because it is a VIE and we are its primary beneficiary. When it ceases to be a VIE we will no longer consolidate EGHoldings, despite the fact that we hold majority ownership, because the minority shareholders have rights limiting our ability to exercise control over the entity. When EGHoldings ceases to be a VIE, which is expected in the second quarter of 2007, we will account for our interest using the equity method of accounting.

Together with our project partners, we have completed those portions of the front-end engineering and design for a potential second LNG production facility on Bioko Island, Equatorial Guinea that are required to support the near-term efforts for this project. We expect a final investment decision in 2008.

The above discussion contains forward-looking statements with respect to the timing of production associated with the LNG facility in Equatorial Guinea and the possible expansion thereof. Factors that could affect the LNG production facility include unforeseen problems arising from commissioning of the facilities, unforeseen hazards such as weather conditions and other operating considerations such as shipping the LNG. In addition to these factors, other factors that could potentially affect the possible expansion of the current LNG production facility and the development of additional LNG capacity through additional projects include partner approvals, access to sufficient natural gas volumes through exploration or commercial negotiations with other resource owners and access to sufficient regasification capacity. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Corporate

On April 25, 2007, our Board of Directors declared a two-for-one split of our common stock. The stock split will be effected in the form of a stock dividend to be distributed on June 18, 2007, to stockholders of record at the close of business on May 23, 2007. Stockholders will receive one additional share of our common stock for each share of common stock held as of the close of business on the record date. See Note 13 to the accompanying condensed consolidated financial statements for proforma information reflecting the impact of the stock split on income per share for the first quarters of 2007 and 2006.

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

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2006.

Management’s Discussion and Analysis of Results of Operations

Change in Accounting for Matching Buy/Sell Transactions

Matching buy/sell transactions arise from arrangements in which we agree to buy a specified quantity and quality of crude oil or refined product to be delivered to a specified location while simultaneously agreeing to sell a specified quantity and quality of the same commodity at a specified location to the same counterparty. Prior to April 1, 2006, all matching buy/sell transactions were recorded as separate sale and purchase transactions, or on a “gross” basis. Effective for contracts entered into or modified on or after April 1, 2006, the income effects of matching buy/sell transactions are reported in cost of revenues, or on a “net” basis, based on an accounting interpretation which clarified the circumstances under which a matching buy/sell transaction should be viewed as a single transaction involving the exchange of inventory. Transactions under contracts entered into before April 1, 2006 will continue to be reported on a “gross” basis. This accounting change had no effect on net income but the amounts of revenues and cost of revenues recognized after April 1, 2006 are less than the amounts that would have been recognized under previous accounting practices.

Additionally, this accounting change impacts the comparability of certain operating statistics, most notably “refining and wholesale marketing gross margin per gallon.” While this change does not have an effect on the refining and wholesale marketing gross margin (the numerator for calculating this statistic), sales volumes (the denominator for calculating this statistic) recognized after April 1, 2006 are less than the amount that would have been recognized under previous accounting practices because volumes related to matching buy/sell transactions under contracts entered into or modified on or after April 1, 2006 have been excluded. Accordingly, the resulting refining and wholesale marketing gross margin per gallon statistic will be higher than that same statistic calculated from amounts determined under previous accounting practices.

Consolidated Results of Operations

Revenues for the first quarters of 2007 and 2006 are summarized by segment in the following table:

	First Quarter Ended March 31,
(In millions)	2007	2006
E&P	$1,849	$2,301
RM&T	11,084	14,212
IG	56	30
Segment revenues	12,989	16,543
Elimination of intersegment revenues	(141)	(203)
Gain on long-term U.K. natural gas contracts	21	78
Total revenues	$12,869	$16,418
Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$1,197	$1,165
Matching crude oil and refined product buy/sell transactions settled in cash:
E&P	–	11
RM&T	58	3,195
Total buy/sell transactions included in revenues	$58	$3,206

E&P segment revenues decreased $452 million in the first quarter of 2007 from the comparable prior-year period. See Supplemental Statistics for information regarding net sales volumes and average realizations by geographic area. Decreased natural gas marketing activities account for the majority of the revenue decline. In addition, normal production rate declines, particularly for our Gulf of Mexico properties, caused domestic liquid hydrocarbon and natural gas sales volumes to decrease in the first quarter of 2007 compared to the first quarter of 2006. Our average realizations on domestic natural gas decreased 11 percent compared to the first quarter of 2006, while those on domestic liquid hydrocarbons were flat. Partially offsetting the decline in domestic revenue was an increase in revenues from our international operations. Liquid hydrocarbon sales volumes in Libya were higher in the first quarter of 2007 than in the comparable prior-year period due to the timing of liftings. The impact of increased liquid hydrocarbon sales volumes was partially offset by lower average realizations for both liquid hydrocarbons and natural gas and a 22 percent decline in natural gas sales volumes, primarily in Europe.

Excluded from E&P segment revenues were gains of $21 million and $78 million for the first quarters of 2007 and 2006 related to long-term natural gas sales contracts in the United Kingdom that are accounted for as derivative instruments. See Item 3. Quantitative and Qualitative Disclosures About Market Risk.

RM&T segment revenues decreased $3.128 billion in the first quarter of 2007 from the comparable prior-year period primarily as a result of the change in accounting for matching buy/sell transactions effective April 1, 2006, discussed above. Excluding matching buy/sell transactions, RM&T segment revenues did not change significantly but reflected increases in refined product and crude oil sales volumes, merchandise revenue and excise taxes, which were almost entirely offset by decreases in the prices realized for refined products.

For information on segment income, see Segment Results.

Cost of revenues for the first quarter of 2007 decreased $217 million from the comparable prior-year period, primarily as a result of the decreased natural gas marketing activities discussed above.

Purchases related to matching buy/sell transactions decreased $3.172 billion in the first quarter of 2007 from the comparable prior-year period as a result of the change in accounting for matching buy/sell transactions effective April 1, 2006, discussed above.

Net interest and other financing costs (income) reflected a net $19 million of income for the first quarter of 2007, a favorable change of $42 million from the net $23 million expense in the comparable prior-year period. The favorable changes included greater capitalized interest, increased interest income due to higher average cash balances and foreign currency exchange gains.

Provision for income taxes in the first quarter of 2007 decreased $67 million from the comparable prior-year period primarily due to the $121 million decrease in income from continuing operations before income taxes. The following is an analysis of the effective tax rates for the first quarters of 2007 and 2006:

	First Quarter Ended March 31,
	2007	2006
Statutory U.S. income tax rate	35%	35%
Effects of foreign operations, including foreign tax credits	11	11
State and local income taxes, net of federal income tax effects	2	2
Other tax effects	(2)	(1)
Effective income tax rate for continuing operations	46%	47%

Discontinued operations in the first quarter of 2006 reflects the operations of our former Russian oil exploration and production businesses which were sold in June 2006. See Note 3 to the consolidated financial statements, for additional information.

Segment Results

Segment income for the first quarters of 2007 and 2006 is summarized in the following table.

	First Quarter Ended March 31,
(In millions)	2007	2006
E&P:
United States	$150	$245
International	235	220
E&P segment	385	465
RM&T	345	319
IG	19	8
Segment income	749	792
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	(43)	(66)
Gain on long-term U.K. natural gas contracts	11	45
Discontinued operations	–	13
Net income	$717	$784

United States E&P income in the first quarter of 2007 decreased $95 million, or 39 percent, compared to the first quarter of 2006. Pretax income decreased $150 million and the effective income tax rate increased slightly from 37 percent to 38 percent. The decrease in pretax income was primarily the result of revenue decreases from lower liquid hydrocarbon and natural gas sales volumes and realized natural gas prices as discussed above.

International E&P income in the first quarter of 2007 increased $15 million, or 7 percent, from the first quarter of 2006, primarily due to the effective income tax rate decline from 60 percent to 58 percent. International pretax income was flat as a decrease in exploration expenses and an increase in revenues from higher liquid hydrocarbon sales volumes, primarily in Libya and Equatorial Guinea, were mostly offset by declines in natural gas sales volumes and in realized prices for liquid hydrocarbons and natural gas.

RM&T segment income in the first quarter of 2007 increased $26 million, or 8 percent, from the first quarter of 2006. Pretax income increased $20 million and the effective income tax rate declined from 39 percent to 36 percent. The increase in RM&T pretax income is primarily a result of increases in SSA’s gasoline and distillates gross margin and merchandise gross margin. The SSA gasoline and distillates gross margin averaged 12.17 cents per gallon in the first quarter of 2007 compared to 10.55 cents per gallon in the first quarter of 2006, while the merchandise gross margin grew to $160 million in the first quarter of 2007 from $148 million in the first quarter of 2006.

IG segment income in the first quarter of 2007 increased $11 million, or 137 percent, from the first quarter of 2006 primarily as a result of increased income from Atlantic Methanol Production Company LLC (“AMPCO”). Average methanol prices realized by AMPCO were 48 percent higher in the first quarter of 2007 than they were in the comparable quarter of 2006.

Management’s Discussion and Analysis of Cash Flows and Liquidity

Cash Flows

Net cash provided from operating activities totaled $1.026 billion in the first quarter of 2007, compared to $240 million in the first quarter of 2006. The $786 million increase reflects the impact of various working capital changes during the quarters.

Net cash used in investing activities totaled $711 million in the first quarter of 2007, compared to $987 million in the first quarter of 2006. Capital expenditures were $737 million compared to $572 million for the comparable prior-year period, with the increased spending related primarily to the Neptune development project in the E&P segment and the Garyville refinery expansion in the RM&T segment. For information regarding capital expenditures by segment, refer to Supplemental Statistics. Cash paid for acquisitions in the first quarter of 2006 were $527 million, primarily related to the initial $520 million payment associated with our re-entry into Libya.

Net cash used in financing activities was $555 million in the first quarter of 2007, compared to $604 million in the first quarter of 2006. Significant uses of cash in financing activities during both periods included stock repurchases and dividend payments. In 2006, we also repaid our $300 million 6.65% notes that matured during that quarter.

Dividends to Stockholders

On April 25, 2007, our Board of Directors declared a dividend of 48 cents per share on our common stock, payable June 11, 2007, to stockholders of record at the close of business on May 16, 2007.

Derivative Instruments

See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion of derivative instruments and associated market risk.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, committed credit facilities and access to both the debt and equity capital markets. Our ability to access the debt capital market is supported by our investment grade credit ratings. Our senior unsecured debt is currently rated investment grade by Standard and Poor’s Corporation, Moody’s Investor Services, Inc. and Fitch Ratings with ratings of BBB+, Baa1 and BBB+. Because of the liquidity and capital resource alternatives available to us, including internally generated cash flow, we believe that our short-term and long-term liquidity is adequate to fund operations, including our capital spending programs, stock repurchase program, repayment of debt maturities and any amounts that may ultimately be paid in connection with contingencies.

We have a committed $2.0 billion revolving credit facility with third-party financial institutions terminating in May 2011. We are in the process of working with the third-party financial institutions to extend the term of the revolving credit facility by one year to May 2012. We expect an amendment reflecting such one year extension will be executed during the second quarter of 2007 At March 31, 2007, there were no borrowings against this facility and we had no commercial paper outstanding under our U.S. commercial paper program that is backed by the revolving credit facility.

The Gulf Opportunity Zone Act of 2005 established certain incentives to support the rebuilding of local and regional economies in Louisiana, Mississippi and Alabama that were impacted by the hurricanes of 2005. Included in the impacted area is St. John the Baptist Parish, where our Garyville, Louisiana, refinery is located. The Louisiana State Bond Commission has approved the parish’s application to issue up to $1 billion of bonds associated with the Garyville refinery expansion. Upon obtaining final approvals, we expect the parish to issue the bonds by the end of the third quarter of 2007. Following the issuance, the proceeds will be trusteed and disbursed to us upon our request for reimbursement of expenditures related to the Garyville refinery expansion. We will be solely obligated to service the principal and interest payments associated with the bonds.

During 2006 we entered into a loan agreement which allows borrowings of up to $525 million from the Norwegian export credit agency based upon the amount of qualifying purchases of goods and services that we make from Norwegian suppliers. The loan agreement allows us to select either a fixed or LIBOR-based floating interest rate at the time of the initial drawdown and a five-year or eight and one half-year repayment term. The agreement allows an initial drawdown in June 2007 and we intend to draw the entire $525 million available at that date.

As of March 31, 2007, there was $1.7 billion aggregate amount of common stock, preferred stock and other equity securities, debt securities, trust preferred securities or other securities, including securities convertible into or exchangeable for other equity or debt securities, available to be issued under our $2.7 billion universal shelf registration statement filed in 2002.

Our cash-adjusted debt-to-capital ratio (total debt-minus-cash to total debt-plus-equity-minus-cash) was seven percent at March 31, 2007, compared to six percent at year-end 2006 as shown below. This includes $517 million of debt that is serviced by United States Steel Corporation (“United States Steel”).

	March 31,	December 31,
(Dollars in millions)	2007	2006
Long-term debt due within one year	$873	$471
Long-term debt	2,654	3,061
Total debt	$3,527	$3,532
Cash	$2,347	$2,585
Equity	$14,792	$14,607
Calculation:
Total debt	$3,527	$3,532
Minus cash	2,347	2,585
Total debt minus cash	1,180	947
Total debt	3,527	3,532
Plus equity	14,792	14,607
Minus cash	2,347	2,585
Total debt plus equity minus cash	$15,972	$15,554
Cash-adjusted debt-to-capital ratio	7%	6%

Our opinions concerning liquidity and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The availability of the Gulf Opportunity Zone bonds could further be affected by the inability to obtain or delay in obtaining the necessary government approvals.

Stock Repurchase Program

Our Board of Directors has authorized a common share repurchase program totaling $2.5 billion. As of March 31, 2007, we had repurchased 25.8 million common shares at a cost of $2.150 billion. We anticipate completing the remaining purchases during the first half of 2007. Purchases under the program may be in either open market transactions, including block purchases, or in privately negotiated transactions. We will use cash on hand, cash generated from operations or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.

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

Contractual Cash Obligations

As of March 31, 2007, our purchase obligations under crude oil, refinery feedstock, refined product and ethanol contracts increased approximately $1.401 billion from December 31, 2006, primarily as a result of higher refined product volumes. Otherwise, there have been no significant changes to our obligations to make future payments under existing contracts subsequent to December 31, 2006. The portion of our obligations to make future payments under existing contracts that have been assumed by United States Steel has not changed significantly subsequent to December 31, 2006.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under generally accepted accounting principles. Although off-balance sheet arrangements serve a variety of our business purposes, we are not dependent on these arrangements to maintain our liquidity and capital resources; and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources. There have been no significant changes to our off-balance sheet arrangements subsequent to December 31, 2006.

Nonrecourse Indebtedness of Investees

Certain of our investees have incurred indebtedness that we do not support through guarantees or otherwise. If we were obligated to share in this debt on a pro rata ownership basis, our share would have been $340 million as of March 31, 2007. Of this amount, $218 million relates to Pilot Travel Centers LLC (“PTC”). If any of these investees default, we have no obligation to support the debt. Our partner in PTC has guaranteed $75 million of the total PTC debt.

Obligations Associated with the Separation of United States Steel

We remain obligated (primarily or contingently) for certain debt and other financial arrangements for which United States Steel has assumed responsibility for repayment under the terms of the Separation. (See the discussion of the Separation in our 2006 Annual Report on Form 10-K.) United States Steel’s obligations to Marathon are general unsecured obligations that rank equal to United States Steel’s accounts payable and other general unsecured obligations. If United States Steel fails to satisfy these obligations, we would become responsible for repayment. Under the Financial Matters Agreement, United States Steel has all of the existing contractual rights under the leases assumed from Marathon, including all rights related to purchase options, prepayments or the grant or release of security interests. However, United States Steel has no right to increase amounts due under or lengthen the term of any of the assumed leases, other than extensions set forth in the terms of the assumed leases.

As of March 31, 2007, we have obligations totaling $556 million that have been assumed by United States Steel. Of this amount, obligations of $525 million and corresponding receivables from United States Steel were recorded on our consolidated balance sheet (current portion - $30 million; long-term portion - $495 million). The remaining $31 million was related to off-balance sheet arrangements and contingent liabilities of United States Steel.

Environmental Matters

We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. If these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether it is also engaged in the petrochemical business or the marine transportation of crude oil, refined products and feedstocks.

We are a defendant, along with many other companies with refining operations, in over 50 cases in 12 states alleging methyl-tertiary butyl ether (“MTBE”) contamination in groundwater. We continue to defend these cases vigorously.

There have been no other significant changes to our environmental matters subsequent to December 31, 2006.

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

Accounting Standards Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. For us, SFAS No. 159 will be effective January 1, 2008, and retrospective application is not permitted. Should we elect to apply the fair value option to any eligible items that exist at January 1, 2008, the effect of the first remeasurement to fair value would be reported as a cumulative effect adjustment to the opening balance of retained earnings. We are currently evaluating the provisions of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may require some entities to change their measurement practices. For us, SFAS No. 157 will be effective January 1, 2008. We are currently evaluating the provisions of this statement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Management Opinion Concerning Derivative Instruments

Management has authorized the use of futures, forwards, swaps and combinations of options to manage exposure to market fluctuations in commodity prices, interest rates and foreign currency exchange rates.

We use commodity-based derivatives to manage price risk related to the purchase, production or sale of crude oil, natural gas and refined products.  To a lesser extent, we use commodity-based derivatives to manage our exposure to the risk of price fluctuations on natural gas liquids and petroleum feedstocks used as raw materials and on purchases of ethanol.

Our strategy generally has been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. We use a variety of derivative instruments, including option combinations, as part of the overall risk management program to manage commodity price risk in our different businesses.  As market conditions change, we evaluate our risk management program and could enter into strategies that assume market risk.

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

Our RM&T segment uses commodity derivative instruments:

•      to mitigate the price risk:

o      between the time foreign and domestic crude oil and other feedstock purchases for refinery supply are priced and when they are actually refined into salable petroleum products,

o      on fixed price contracts for ethanol purchases,

o      associated with anticipated natural gas purchases for refinery use, and

o      associated with freight on crude oil, feedstocks and refined product deliveries;

•      to protect the value of excess refined product, crude oil and liquefied petroleum gas inventories;

•      to protect margins associated with future fixed price sales of refined products to non-retail customers;

•      to protect against decreases in future crack spreads; and

•      to take advantage of trading opportunities identified in the commodity markets.

We use financial derivative instruments to manage certain interest rate exposures and foreign currency exchange rate exposures on certain foreign currency denominated capital expenditures, operating expenses and tax payments.

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

Commodity Price Risk

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent changes in commodity prices for open derivative commodity instruments as of March 31, 2007 is provided in the following table:

	Incremental Decrease in IFO Assuming a Hypothetical Price Change of (a):
(In millions)	10%		25%
Commodity Derivative Instruments: (b)(c)
Crude oil (d)	$–		$–
Natural gas (d)	34	(e)	84	(e)
Refined products (d)	27	(e)	70	(e)

(a) We remain at risk for possible changes in the market value of derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the sensitivity analysis.  Amounts reflect hypothetical 10 percent and 25 percent changes in closing commodity prices, excluding basis swaps, for each open contract position at March 31, 2007. Included in the natural gas impacts shown above are $38 million and $95 million related to long-term U.K. natural gas contracts accounted for as derivative instruments for hypothetical price changes of 10 percent and 25 percent.  We evaluate our portfolio of derivative commodity instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. We are also exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is reviewed continuously and master netting agreements are used when practical. Changes to the portfolio after March 31, 2007, would cause future IFO effects to differ from those presented in this table.

(b) The number of net open contracts for the E&P segment varied throughout the first quarter of 2007, from a low of 746 contracts on March 31, 2007, to a high of 1,475 contracts on March 15, 2007, and averaged 1,285 for the quarter.  The number of net open contracts for the RM&T segment varied throughout the first quarter of 2007, from a low of 22 contracts on February 7, 2007 to a high of 7,742 contracts on January 17, 2007, and averaged 2,612 for the quarter.  The derivative commodity instruments used and positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.

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

(e) Price increase.

E&P Segment

Derivative losses of $30 million and gains of $15 million were included in E&P segment income for the first quarters of 2007 and 2006, and were primarily related to derivatives utilize to protect the value of natural gas in storage and in transit.  Excluded from E&P segment income were gains of $21 million and $78 million for the first quarters of 2007 and 2006 related to long-term natural gas contracts in the United Kingdom that are accounted for as derivative instruments.

At March 31, 2007, we had no open derivative commodity contracts related to our oil and natural gas production, and therefore remained exposed to market prices of commodities.  We continue to evaluate the commodity price risks related to our production and may enter into commodity derivative instruments when it is deemed advantageous.  As a particular but not exclusive example, we may elect to use commodity derivative instruments to achieve minimum price levels on some portion of our production to support capital or acquisition funding requirements.

RM&T Segment

We do not attempt to qualify commodity derivative instruments used in our RM&T operations for hedge accounting.  As a result, we recognize in net income all changes in the fair value of derivatives used in our RM&T operations.  Pretax derivative gains and losses included in RM&T segment income for the first quarters of 2007 and 2006 are summarized in the following table:

	First Quarter Ended March 31,
(In millions)	2007	2006
Strategy:
Mitigate price risk	$52	$4
Protect carrying values of excess inventories	(25)	(16)
Protect margin on fixed price sales	2	4
Protect crack spread values	(2)	(3)
Subtotal, non-trading activities	27	(11)
Trading activities	(1)	5
Total net derivative gains (losses)	$26	$(6)

Derivatives used in non-trading activities have an underlying physical commodity transaction.  Since the majority of RM&T segment derivative contracts are for the sale of commodities, derivative losses generally occur when market prices increase and typically are offset by gains on the underlying physical commodity transactions.  Conversely, derivative gains generally occur when market prices decrease and are typically offset by losses on the underlying physical commodity transactions.  The income effect related to derivatives and the income effect related to the underlying physical transactions may not necessarily be recognized in net income in the same period because we do not attempt to qualify these commodity derivatives for hedge accounting.

Other Commodity Related Risks

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. For example, natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets, such as New York Mercantile Exchange (“NYMEX”) contracts for natural gas that are priced at Louisiana’s Henry Hub, while the underlying quantities of natural gas may be produced and sold in the western United States at prices that do not move in strict correlation with NYMEX prices. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. Over-the-counter transactions are being used to manage exposure to a portion of basis risk.

We are impacted by liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

Interest Rate Risk

We are impacted by interest rate fluctuations which affect the fair value of certain financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent change in interest rates as of March 31, 2007 is provided in the following table:

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities):(a)
Receivable from United States Steel	$525		$11
Interest rate swap agreements	$(17	) (b)	$8	(c)
Long-term debt, including amounts due within one year	$(3,710	) (b)	$(128	) (c)

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

(c)  For interest rate swap agreements, this assumes a 10 percent decrease in the March 31, 2007 effective swap rate.  For long-term debt, this assumes a 10 percent decrease in the weighted average yield to maturity of our long-term debt at March 31, 2007.

At March 31, 2007, our portfolio of long-term debt was substantially comprised of fixed rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $128 million increase in the fair value of long-term debt at March 31, 2007, assuming a hypothetical 10 percent decrease in interest rates. However, our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affect our results of operations and cash flows when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

We manage our exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of the debt portfolio.  We have entered into several interest rate swap agreements, designated as fair value hedges, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates.  There have been no changes to the positions subsequent to December 31, 2006.

Foreign Currency Exchange Rate Risk

We manage our exposure to foreign currency exchange rates by utilizing forward and option contracts.  The primary objective of this program is to reduce our exposure to movements in the foreign currency markets by locking in foreign currency rates.  The aggregate effect on foreign currency contracts of a hypothetical 10 percent change to exchange rates at March 31, 2007, would be approximately $11 million.  There have been no significant changes to our exposure to foreign exchange rates subsequent to December 31, 2006.

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

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Marathon reviews and modifies its financial and operational controls on an ongoing basis to ensure that those controls are adequate to address changes in its business as it evolves.  Marathon believes that its existing financial and operational controls and procedures are adequate.

MARATHON OIL CORPORATION
Supplemental Statistics (Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except as noted)	2007	2006
SEGMENT INCOME
Exploration and Production
United States	$150	$245
International	235	220
E&P segment	385	465
Refining, Marketing and Transportation	345	319
Integrated Gas	19	8
Segment income	749	792
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	(43)	(66)
Gain on long-term U.K. natural gas contracts	11	45
Discontinued operations	–	13
Net income	$717	$784
CAPITAL EXPENDITURES
Exploration and Production	$461	$358
Refining, Marketing and Transportation	217	104
Integrated Gas (a)	57	94
Discontinued Operations	–	26
Corporate	2	17
Total	$737	$599
EXPLORATION EXPENSE
United States	$37	$28
International	24	43
Total	$61	$71
E&P OPERATING STATISTICS
Net Liquid Hydrocarbon Sales (mbpd) (b)
United States	69	80
Europe	32	30
Africa	97	72
Total International	129	102
Worldwide Continuing Operations	198	182
Discontinued Operations	–	29
Worldwide	198	211
Net Natural Gas Sales (mmcfd) (b)(c)
United States	512	561
Europe	247	347
Africa	90	88
Total International	337	435
Worldwide	849	996
Total Worldwide Sales (mboepd)
Continuing operations	339	348
Discontinued operations	–	29
Worldwide	339	377

(a)   Includes Equatorial Guinea LNG Holdings Limited at 100 percent.

(b)   Amounts represent net sales after royalties, except for Ireland where amounts are before royalties.

(c)   Includes natural gas acquired for injection and subsequent resale of 40 mmcfd and 41 mmcfd in the first quarters of 2007 and 2006.

MARATHON OIL CORPORATION
Supplemental Statistics (Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except as noted)	2007	2006
E&P OPERATING STATISTICS (continued)
Average Realizations (d)
Liquid Hydrocarbons (per bbl)
United States	$49.32	$49.30
Europe	56.72	62.14
Africa	50.44	51.35
Total International	52.01	54.54
Worldwide Continuing Operations	51.07	52.23
Discontinued Operations	–	37.39
Worldwide	$51.07	$50.16
Natural Gas (per mcf)
United States	$5.91	$6.66
Europe	6.62	7.66
Africa	0.26	0.25
Total International	4.91	6.16
Worldwide	$5.51	$6.44
RM&T OPERATING STATISTICS
Refinery Runs (mbpd)
Crude oil refined	968	898
Other charge and blend stocks	227	249
Total	1,195	1,147
Refined Product Yields (mbpd)
Gasoline	621	645
Distillates	322	290
Propane	20	20
Feedstocks and special products	147	108
Heavy fuel oil	22	24
Asphalt	78	75
Total	1,210	1,162
Refined Product Sales Volumes (mbpd) (e)(f)	1,343	1,417
Matching buy/sell volumes included in above (f)	–	83
Refining and Wholesale Marketing Gross Margin (per gallon) (g)	$0.1246	$0.1137
Speedway SuperAmerica
Retail outlets	1,632	1,635
Gasoline and distillates sales (millions of gallons)	800	776
Gasoline and distillates gross margin (per gallon)	$0.1217	$0.1055
Merchandise sales	$644	$610
Merchandise gross margin	$160	$148

(d)  Excludes gains and losses on traditional derivative instruments and the unrealized effects of long-term U.K. natural gas contracts that are accounted for as derivatives.

(e)  Total average daily volumes of all refined product sales to wholesale, branded and retail (SSA) customers.

(f)  As a result of the change in accounting for matching buy/sell arrangements on April 1, 2006, the reported sales volumes will be lower than the volumes determined under the previous accounting practices.

(g)  Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.  As a result of the change in accounting for matching buy/sell arrangements on April 1, 2006, the resulting per gallon statistic will be higher than the statistic that would have been calculated from amounts determined under previous accounting practices.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 12, 2007, Marathon Petroleum Company LLC (MPC) was notified by the Division of Enforcement of the Commodity Futures Trading Commission of its intent to recommend that the Commission name MPC in an enforcement action alleging that on November 26, 2003, MPC attempted to manipulate the price of West Texas Intermediate crude oil.  It is Marathon’s understanding that the proposed enforcement action involves allegations that on the day mentioned in the notice MPC offered to sell crude oil in a physical cash market at a price lower than contemporaneous bids and, further, that there are no allegations of false reporting.  Marathon intends to vigorously defend the proposed enforcement action.

Item 1A. Risk Factors

Marathon is subject to various risks and uncertainties in the course of its business.  See the discussion of such risks and uncertainties under Item 1A. Risk Factors in Marathon’s 2006 Annual Report on Form 10-K.  There have been no material changes from the risk factors previously disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
01/01/07 – 01/31/07	2,161,493		$ 87.29	2,005,921	$ 621,467,418
02/01/07 – 02/28/07	1,819,700		$ 90.51	1,816,692	$ 457,038,920
03/01/07 – 03/31/07	1,253,439	(b)	$ 92.30	1,222,600	$ 344,248,401
Total	5,234,632		$ 89.61	5,045,213

(a)  173,896 shares of restricted stock were delivered by employees to Marathon, upon vesting, to satisfy tax withholding requirements.

(b)  15,523 shares were repurchased in open-market transactions to satisfy the requirements for dividend reinvestment under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Dividend Reinvestment Plan”) by the administrator of the Dividend Reinvestment Plan. Stock needed to meet the requirements of the Dividend Reinvestment Plan are either purchased in the open market or issued directly by Marathon.

(c)  In January 2006, we announced a $2 billion share repurchase program.  In January 2007, our Board of Directors authorized the extension of this program by an additional $500 million.  As of March 31, 2007, the Company had repurchased 25.8 million common shares at a cost of $2.150 billion, which includes transaction fees and commissions that are not reported in the table above.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 25, 2007.  In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934.  The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in Marathon’s 2007 Proxy Statement.

1.               Votes regarding the persons elected to serve as directors for a term expiring in 2008 were as follows:

NOMINEE	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
Charles F. Bolden, Jr.	297,351,905	3,877,422	2,575,678
Charles R. Lee	294,675,878	6,286,947	2,666,266
Dennis H. Reilley	299,264,451	1,957,952	2,582,842
John W. Snow	299,028,506	2,159,965	2,617,011
Thomas J. Usher	295,862,865	5,275,301	2,666,838

Continuing as directors for a term expiring in 2008 are Shirley Ann Jackson, Philip Lader, Seth E. Schofield and Douglas C. Yearley. Continuing as directors for a term expiring in 2009 are Clarence P. Cazalot, Jr., David A. Daberko, and William L. Davis.

2.               PricewaterhouseCoopers LLP was ratified as the independent auditors for 2007. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
297,119,354	4,271,727	2,413,118

3.               The 2007 Incentive Compensation Plan (“Plan”) proposed by the Board of Directors was approved. The Plan provides the means by which Marathon grants annual incentive compensation, as well as long-term incentive compensation, to employees of Marathon and its subsidiaries eligible for awards under the Plan, and to its non-employee directors. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
267,145,602	33,675,485	2,981,978

4.               The Board of Directors proposal to amend the Restated Certificate of Incorporation and By-laws to eliminate the supermajority vote provision was approved. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
297,659,552	3,192,729	2,951,338

5.               The Board of Directors proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of common stock was approved. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
253,653,518	47,492,705	2,652,206

Item 6.  Exhibits

3.1	Restated Certificate of Incorporation of Marathon Oil Corporation (incorporated by reference to Exhibit 3.1 to Marathon Oil Corporation’s Form 8-K, filed on April 25, 2007)

3.2	By-Laws of Marathon Oil Corporation (incorporated by reference to Exhibit 3.2 to Marathon Oil Corporation’s Form 8-K, filed on April 25, 2007)

10.1	Marathon Oil Corporation 2007 Incentive Compensation Plan (incorporated by reference to Appendix I to Marathon Oil Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 13, 2007)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARATHON OIL CORPORATION

By:	Michael K. Stewart
Michael K. Stewart
Vice President, Accounting and Controller

May 7, 2007