Form 10-Q
period 2008-03-31
MARATHON OIL CORP
filed 2008-05-09
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

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

(713) 629-6600
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☑

There were 707,943,820 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2008.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended March 31, 2008

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

Index

Part I - Financial Information
Item 1. Financial Statements

MARATHON OIL CORPORATION

Consolidated Statements of Income (Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except per share data)	2008	2007
Revenues and other income:

Sales and other operating revenues (including consumer excise taxes)	$17,280	$12,549
Sales to related parties	542	320
Income from equity method investments	209	107
Net gain on disposal of assets	10	11
Other income	59	15

Total revenues and other income	18,100	13,002
Costs and expenses:

Cost of revenues (excludes items below)	14,452	9,603
Purchases from related parties	139	47
Consumer excise taxes	1,216	1,197
Depreciation, depletion and amortization	451	393
Selling, general and administrative expenses	300	287
Other taxes	123	98
Exploration expenses	129	61

Total costs and expenses	16,810	11,686

Income from operations	1,290	1,316
	-
Net interest and other financing income	9	19
Loss on early extinguishment of debt	-	(2)
Minority interests in loss of Equatorial Guinea LNG Holdings Limited	-	2

Income before income taxes	1,299	1,335

Provision for income taxes	568	618

Net income	$731	$717

Per Share Data:

Net income per share - basic	$1.03	$1.04

Net income per share - diluted	$1.02	$1.03

Dividends paid	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Index

MARATHON OIL CORPORATION

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,189	$1,199
Receivables, less allowance for doubtful accounts of $4 and $3	6,032	5,818
Receivables from United States Steel	22	22
Receivables from related parties	90	79
Inventories	3,892	3,277
Other current assets	189	192

Total current assets	11,414	10,587

Equity method investments	2,733	2,630
Receivables from United States Steel	481	485
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $15,299 and $14,857	25,753	24,675
Goodwill	2,882	2,899
Intangible assets, less accumulated amortization of $85 and $80	285	288
Other noncurrent assets	1,217	1,182

Total assets	$44,765	$42,746
Liabilities
Current liabilities:
Commercial paper	$959	$-
Accounts payable	8,956	8,281
Payables to related parties	55	44
Payroll and benefits payable	339	417
Accrued taxes	523	712
Deferred income taxes	536	547
Accrued interest	131	128
Long-term debt due within one year	137	1,131

Total current liabilities	11,636	11,260

Long-term debt	7,098	6,084
Deferred income taxes	3,623	3,389
Defined benefit postretirement plan obligations	1,099	1,092
Asset retirement obligations	1,142	1,131
Payable to United States Steel	5	5
Deferred credits and other liabilities	494	562

Total liabilities	25,097	23,523

Commitments and contingencies

Stockholders’ Equity

Preferred stock – 5 million shares issued, 4 million and 5 million shares outstanding, (no par value, 6 million shares authorized)	-	-
Common stock:
Issued – 766 million and 765 million shares (par value $1 per share, 1.1 billion shares authorized)	766	765
Securities exchangeable into common stock - 5 million shares issued,4 million and 5 million shares outstanding (no par value, unlimited shares authorized)	-	-
Held in treasury, at cost – 57 million and 55 million shares	(2,520)	(2,384)
Additional paid-in capital	6,689	6,679
Retained earnings	14,973	14,412
Accumulated other comprehensive loss	(240)	(249)

Total stockholders' equity	19,668	19,223

Total liabilities and stockholders' equity	$44,765	$42,746

The accompanying notes are an integral part of these consolidated financial statements.

Index

MARATHON OIL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	First Quarter Ended March 31,
(Dollars in millions)	2008	2007
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$731	$717
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on early extinguishment of debt	-	2
Deferred income taxes	72	26
Minority interests in loss of Equatorial Guinea LNG Holdings Limited	-	(2)
Depreciation, depletion and amortization	451	393
Pension and other postretirement benefits, net	16	5
Exploratory dry well costs and unproved property impairments	44	26
Net gain on disposal of assets	(10)	(11)
Equity method investments, net	(73)	(20)
Changes in the fair value of long-term U.K. natural gas contracts	70	(21)
Changes in:
Current receivables	(206)	(27)
Inventories	(615)	(364)
Current accounts payable and accrued expenses	338	351
All other, net	4	(49)
Net cash provided from operating activities	822	1,026
Investing activities:
Capital expenditures	(1,537)	(737)
Disposal of assets	3	32
Trusteed funds - withdrawals	109	-
Investments - loans and advances	(46)	(20)
Investments - repayments of loans and return of capital	8	15
All other, net	(19)	(1)
Net cash used in investing activities	(1,482)	(711)
Financing activities:
Commercial paper and other revolving credit arrangements, net	363	-
Borrowings	998	-
Debt issuance costs	(7)	-
Debt repayments	(401)	(10)
Issuance of common stock	2	5
Purchases of common stock	(143)	(452)
Excess tax benefits from stock-based compensation arrangements	4	13
Dividends paid	(170)	(138)
Contributions from minority shareholders of Equatorial Guinea LNG Holdings Limited	-	27
Net cash provided from (used in) financing activities	646	(555)
Effect of exchange rate changes on cash	4	2
Net decrease in cash and cash equivalents	(10)	(238)
Cash and cash equivalents at beginning of period	1,199	2,585
Cash and cash equivalents at end of period	$1,189	$2,347

The accompanying notes are an integral part of these consolidated financial statements.

Index

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications of prior year data have been made to conform to 2008 classifications.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Marathon Oil Corporation (“Marathon” or the “Company”) 2007 Annual Report on Form 10-K.

2.      New Accounting Standards

In April 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN No. 39-1”), which  allows a party to a master netting agreement to offset the fair value amounts related to the right to reclaim collateral against the fair value amounts recognized for derivative instruments.  Such treatment was consistent with Marathon’s accounting policy; therefore, adoption of FSP FIN No. 39-1 effective January 1, 2008, did not have any effect on Marathon’s consolidated financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income.  The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Marathon did not elect the fair value option when this standard became effective on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements but may require some entities to change their measurement practices. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Effective January 1, 2008, Marathon adopted SFAS No. 157, except for measurements of those nonfinancial assets and liabilities subject to the one-year deferral, which for Marathon include impairments of goodwill, intangible assets and other long-lived assets, and initial measurement of asset retirement obligations, asset exchanges, business combinations and partial sales of proved properties.  Adoption did not have a significant effect on Marathon’s consolidated results of operations or financial position.  The additional disclosures regarding assets and liabilities recorded at fair value and measured under SFAS No. 157 are presented in Note 9.

Index

3.      Income per Common Share

Basic income per share is based on the weighted average number of common shares outstanding, including securities exchangeable into common shares.  Diluted income per share assumes exercise of stock options, provided the effect is not antidilutive.

	First Quarter Ended March 31,
	2008		2007
(In millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$731	$731	$717	$717

Weighted average common shares outstanding	713	713	689	689
Effect of dilutive securities	-	4	-	5
Weighted average common shares, including dilutive effect	713	717	689	694

Per share:
Net income	$1.03	$1.02	$1.04	$1.03

The per share calculations above exclude 3.9 million stock options and restricted stock in the first quarter of 2008 that were antidilutive.  There were no antidilutive stock options in the first quarter of 2007.

4.      Segment Information

Marathon’s operations consist of four reportable operating segments:
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

	E&P	OSM	RM&T	IG	Total
First Quarter Ended March 31, 2008
Revenues:
Customer	$2,819	$179	$14,333	$19	$17,350
Intersegment(a)	159	20	165	-	344
Related parties	14	-	528	-	542
Segment revenues	2,992	199	15,026	19	18,236
Elimination of intersegment revenues	(159)	(20)	(165)	-	(344)
Loss on long-term U.K. natural gas contracts	(70)	-	-	-	(70)
Total revenues	$2,763	$179	$14,861	$19	$17,822
Segment income (loss)	$684	$27	$(75)	$99	$735
Income from equity method investments	62	-	28	119	209
Depreciation, depletion and amortization(b)	259	34	148	1	442
Income tax provision (benefit)(b)	687	9	(45)	48	699
Capital expenditures(c)(d)	775	248	511	1	1,535

Index

	E&P	OSM	RM&T	IG	Total
First Quarter Ended March 31, 2007
Revenues:
Customer	$1,705	$-	$10,767	$56	$12,528
Intersegment(a)	140	-	1	-	141
Related parties	4	-	316	-	320
Segment revenues	1,849	-	11,084	56	12,989
Elimination of intersegment revenues	(140)	-	(1)	-	(141)
Gain on long-term U.K. natural gas contracts	21	-	-	-	21
Total revenues	$1,730	$-	$11,083	$56	$12,869
Segment income	$385	$-	$345	$19	$749
Income from equity method investments	41	-	41	25	107
Depreciation, depletion and amortization(b)	242	-	141	1	384
Minority interests in loss of subsidiary	-	-	-	2	2
Income tax provision(b)	414	-	198	8	620
Capital expenditures(c)(d)	461	-	217	57	735

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)
Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities and other unallocated items and are included in “Items not allocated to segments, net of income taxes” in the reconciliation below.

(c)	Differences between segment totals and Marathon totals represent amounts related to corporate administrative activities.
(d)
Through April 2007, Integrated Gas segment capital expenditures include Equatorial Guinea LNG Holdings Limited (“EGHoldings”) at 100 percent.  Effective May 1, 2007, Marathon no longer consolidates EGHoldings and its investment in EGHoldings is accounted for under the equity method of accounting; therefore, EGHoldings’ capital expenditures subsequent to April 2007 are not included in Marathon’s capital expenditures.

The following reconciles segment income to net income as reported in the consolidated statements of income.

First Quarter Ended March 31,
(In millions)	2008	2007

Segment income	$735	$749
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	32	(43)
Gain (loss) on long-term U.K. natural gas contracts	(36)	11
Net income	$731	$717

5.      Defined Benefit Postretirement Plans

The following summarizes the components of net periodic benefit cost.

	First Quarter Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$34	$33	$5	$5
Interest cost	39	34	12	11
Expected return on plan assets	(42)	(38)	–	–
Amortization:
– prior service cost (credit)	3	3	(2)	(2)
– actuarial loss	4	5	1	2
Net periodic benefit cost	$38	$37	$16	$16

During the first quarter of 2008, Marathon made contributions of $28 million to its funded international pension plans.  Marathon expects to make additional contributions of approximately $12 million to its funded pension plans over the remainder of 2008.  Contributions made from the general assets of Marathon to cover current benefit payments related to unfunded pension and other postretirement benefit plans were $9 million and $8 million during the first quarter of 2008.

Index

6.      Income Taxes

The following is an analysis of the effective income tax rates for the periods presented:

	First Quarter Ended March 31,
	2008	2007
Statutory U.S. income tax rate	35%	35%
Effects of foreign operations, including foreign tax credits	10	11
State and local income taxes, net of federal income tax effects	1	2
Other tax effects	(2)	(2)
Effective income tax rate	44%	46%

Marathon is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service.  Such audits have been completed through the 2003 tax year.  The audit of the 2004 and 2005 U.S. federal income tax returns commenced in May 2006 and is expected to settle within the next twelve months.  Marathon believes it has made adequate provision for federal income taxes and interest which may become payable for years not yet settled.  Further, Marathon is routinely involved in U.S. state and local income tax audits and foreign jurisdiction tax audits.  Marathon believes all other audits will be resolved within the amounts paid and/or provided for these liabilities.  As of March 31, 2008, Marathon’s income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated.

United States (a)	2000 – 2007
Canada	2000 – 2007
Equatorial Guinea	2006 – 2007
Libya	2006 – 2007
United Kingdom	2005 – 2007
(a)  Includes federal, state and local jurisdictions.

7.      Comprehensive Income

The following sets forth Marathon’s comprehensive income for the periods indicated.

	First Quarter Ended March 31,
(In millions)	2008	2007
Net income	$731	$717
Other comprehensive income, net of taxes:
Defined benefit postretirement plans	11	44
Other	(2)	2
Comprehensive income	$740	$763

b
8.      Inventories

Inventories are carried at the lower of cost or market value.  The cost of inventories of crude oil, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method.

(In millions)	March 31, 2008	December 31, 2007
Liquid hydrocarbons, natural gas and bitumen	$1,775	$1,203
Refined products and merchandise	1,818	1,792
Supplies and sundry items	299	282
Total, at cost	$3,892	$3,277

9.      Fair Value Measurements

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 describes three approaches to measuring the fair value of assets and liabilities:  the market approach, the income approach and the cost approach, each of which include multiple valuation techniques.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value amount using current market expectations about those future amounts.  The cost approach is based on the amount that would currently be required to replace the service capacity of an asset.  This is often referred to as current replacement cost.  The cost approach assumes that the fair value

Index

would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

SFAS No. 157 does not prescribe which valuation technique should be used when measuring fair value and does not prioritize among the techniques.  SFAS No. 157 establishes a fair value hierarchy that prioritized the inputs used in applying the various valuation techniques.  Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk.    Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority.  The three levels of the fair value hierarchy are as follows.

•
Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.  These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Marathon uses a market or income approach for its recurring fair value measurements and endeavors to use the best information available.  Accordingly, valuation techniques that maximize the use of observable inputs are favored.  The following table sets forth, by level of the fair value hierarchy, the fair values of Marathon’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008.  These items are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement.  The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy.

(In millions)	Level 1	Level 2	Level 3	Total

Net Assets (Liabilities) at Fair Value as of March 31, 2008
Derivative Instruments:
Commodity	$193	$4	$(493)	$(296)
Interest rate	–	–	6	6
Foreign currency	–	16	2	18
Net derivative instruments	$193	$20	$(485)	$(272)
Other assets	11	5	–	16
Total at fair value	$204	$25	$(485)	$(256)

Deposits of $138 million in broker accounts covered by master netting agreements are netted against the value to arrive at the fair values of commodity derivatives. Derivatives in Level 1 are exchange-traded contracts for crude oil, natural gas, refined products and ethanol measured at fair value with a market approach using the close-of-day settlement prices for the market.  Derivatives in Level 2 are measured at fair value with a market approach using broker quotes or third-party pricing services, which have been corroborated with market data.   Level 3 derivatives are measured at fair value using either a market or income approach.  Generally at least one input is unobservable, such as the use of an internally generated model or an external data source.  Commodity derivatives in Level 3 include a $361 million liability related to two long-term U.K. natural gas sales contracts that are accounted for as derivative instruments and a $124 million liability for crude oil options related to sales of Canadian synthetic crude oil.  The fair value of the U.K. natural gas contracts is measured with an income approach based upon cash flows from expected sales volumes and the U.K. forward natural gas strip price.  The crude oil options are measured at fair value using a Black-Scholes option pricing model, an income approach that utilizes market prices and market volatility obtained from a third-party service.

Index

The following is a reconciliation of the net beginning and ending balances recorded for derivative instruments classified as Level 3 in the fair value hierarchy.
(In millions)
Net liabilities) as of January 1, 2008	$(359)
Total realized and unrealized losses:
Included in net income (a)	(137)
Included in other comprehensive income	(1)
Purchases, sales, issuances and settlements, net	12
Net liabilities as of March 31, 2008	$(485)
Change in unrealized losses included in net income related to instruments held at March 31, 2008(a)	$(116)
(a)
Amounts reported in net income are classified as sales and other operating revenues or cost of revenues for commodity derivative instruments, as net interest and other financing income for interest rate derivative instruments and as costs of revenues for foreign currency derivatives.

10.   Debt

At March 31, 2008, Marathon had $959 million of commercial paper outstanding under its U.S. commercial paper program that is supported by its $3.0 billion revolving credit facility.

On March 12, 2008, Marathon issued $1 billion aggregate principal amount of senior notes bearing interest at 5.900 percent with a maturity date of March 15, 2018.  Interest on the senior notes is payable semi-annually beginning September 15, 2008.

In February 2008, the 805 million Canadian dollar revolving term credit facility of Marathon Oil Canada Corporation was repaid and the facility was terminated.

11.   Stock-Based Compensation Plans

The following table presents a summary of stock option award and restricted stock award activity for the first quarter of 2008.

	Number of Shares Under Option(a)	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	12,214,853	$34.58	1,527,831	$39.87
Granted(b)	651,700	54.36	94,085	54.70
Options Exercised/Restricted Stock Vested	(124,489)	21.27	(279,256)	28.02
Canceled	(126,134)	46.79	(45,983)	36.82
Outstanding at March 31, 2008	12,615,930	$35.60	1,296,677	$43.61
(a)
   Of the stock option awards outstanding as of March 31, 2008, 3,776,535, 8,311,525 and 527,870 were outstanding under the 2007 Incentive Compensation Plan, the 2003 Incentive Compensation Plan and the 1990 Stock Plan, including 749,282 stock options with tandem stock appreciation rights.

(b)	The weighted average grant date fair value of stock option awards granted was $13.01 per share.

12.   Stockholders’ Equity

Share repurchase – As of March 31, 2008, Marathon had acquired 61 million common shares at a cost of $2.663 billion under its $5 billion authorized share repurchase program, including 3 million common shares acquired during the first quarter of 2008 at a cost of $143 million.

Stock Split – On April 25, 2007, Marathon’s Board of Directors declared a two-for-one split of the Company’s common stock which was effected in the form of a stock dividend distributed on June 18, 2007, to stockholders of record at the close of business on May 23, 2007.  Per share information for the first quarter of 2007 has been restated in the consolidated financial statements and notes to reflect the stock split.

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

Index

Contractual commitments – At March 31, 2008 and December 31, 2007, Marathon’s contractual commitments to acquire property, plant and equipment totaled $4.117 billion and $3.893 billion.  During the first quarter of 2008, the majority of additional contractual commitments were related to refinery projects.

14.   Supplemental Cash Flow Information

		First Quarter Ended March 31,
(In millions)		2008	2007
Net cash provided from operating activities included:
Interest paid (net of amounts capitalized)		$23	$52
Income taxes paid to taxing authorities		638	489
Commercial paper and revolving credit arrangements, net:
Commercial paper	– issuances	$13,491	$–
	– repayments	(12,533)	–
Credit agreements	– borrowings	249	–
	– repayments	(844)	–

15.   Accounting Standards Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This statement expands the disclosure requirements for derivative instruments to provide information regarding (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  To meet these objectives, the statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  For Marathon, SFAS No. 161 is effective January 1, 2009.  The statement encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Marathon is currently evaluating the provisions of this statement.

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.”  This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement clarifies that a noncontrolling interest in a subsidiary (sometimes called a minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, but separate from the parent's equity.  It requires that the amount of consolidated net income attributable to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, based on the fair value of the noncontrolling equity investment on the deconsolidation date.  Additional disclosures are required that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  For Marathon, SFAS No. 160 will be effective January 1, 2009 and early adoption is prohibited.  The statement must be applied prospectively, except for the presentation and disclosure requirements which must be applied retrospectively for all periods presented in consolidated financial statements.  Marathon is currently evaluating the provisions of this statement.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon Oil Corporation is engaged in worldwide exploration, production and marketing of liquid hydrocarbons and natural gas; mining, extraction and transportation of bitumen from oil sands deposits in Alberta, Canada, and upgrading of the bitumen for the production and marketing of synthetic crude oil and by-products; domestic refining, marketing and transportation of crude oil and petroleum products, primarily in the Midwest, upper Great Plains, Gulf Coast and southeastern regions of the United States; and worldwide marketing and transportation of products manufactured from natural gas, such as LNG and methanol, and development of other projects to link stranded natural gas resources with key demand areas.  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements, the Supplemental Statistics and our 2007 Annual Report on Form 10-K.

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain.  In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.  For additional risk factors affecting our business, see Item 1A. Risk Factors in our 2007 Annual Report on Form 10-K.

We hold a 60 percent interest in Equatorial Guinea LNG Holdings Limited (“EGHoldings”).  Effective May 1, 2007, we no longer consolidate EGHoldings.  Our investment is accounted for prospectively using the equity method of accounting.  Unless specifically noted, amounts presented for the Integrated Gas segment for periods prior to May 1, 2007, include amounts related to the minority interests.

Overview and Outlook

Exploration and Production (“E&P”)

Net liquid hydrocarbon and natural gas sales during the first quarter of 2008 averaged 378 thousand barrels of oil equivalent per day (“mboepd”), an increase of 11 percent over the first quarter of 2007, primarily due to increased sales of natural gas from the Alba field offshore Equatorial Guinea.

Final project commissioning continues on the Alvheim/Vilje development in Norway.  Marathon has 65 percent operated working interests in the Alvheim fields and a 47 percent outside-operated working interest in the Vilje fields.  The project is expected to reach a peak net production rate of 75,000 boepd by early 2009.

Ongoing repair related to the design of the mini-tension leg platform has delayed first production from the Neptune development to the end of the second quarter of 2008, pending regulatory approval.  We hold a 30 percent outside-operated working interest in the Neptune deepwater development in the Gulf of Mexico.

In the Gulf of Mexico, we were the high bidder on 15 blocks offered in the Central Gulf of Mexico Lease Sale No. 206 conducted by the Minerals Management Service (“MMS”) during the first quarter of 2008.  Our net share of these high bids totals $121 million.  Two blocks were bid 100 percent by us, and the remaining 13 blocks were bid in conjunction with partners.  Initial drilling on these leases, and those acquired in the MMS Gulf of Mexico Lease Sale No. 205, is planned for 2009.

Also in the Gulf of Mexico, we drilled a successful appraisal well on the Droshky discovery and participated in the successful Stones appraisal well.  The Droshky appraisal well, which is located on Green Canyon Block 244 in about 2,900 feet of water, successfully defined the limits of the discovery and encountered additional, deeper hydrocarbons.  We own a 100 percent working interest in the Droshky discovery.  The Stones well which is located on Walker Ridge Block 508 approximately 200 miles from New Orleans encountered multiple hydrocarbon-bearing sands.  Future drilling activity is being planned which will determine the potential commerciality of this discovery.  We hold a 25 percent outside-operated interest in Stones.
  Offshore Angola, we participated in the Portia discovery on Block 31, which represents our 27th discovery on Blocks 31 and 32.   We are currently participating in a well on Block 31 and a well on Block 32.   In addition, we have participated in three additional wells in our Angola exploration and appraisal program that have reached total depth, the results of which will be announced upon receipt of government and partner approval.

b

Index

In Indonesia, we are the operator of a drilling rig consortium which has secured a two-year contract for a deepwater exploration drilling rig.  The rig will be used for deepwater exploration activities by us and four other companies in Indonesia.  Initial drilling is expected to commence in the second half of 2009.  The participants have the right to extend this rig commitment.

During the first quarter of 2008, we transferred our interest in an exploration and production license in Sudan to the operator, and as a result, we no longer have any interests in Sudan.

The above discussion includes forward-looking statements with respect to the Alvheim/Vilje and Neptune development projects, the Stones well and Droshky discovery, the Gulf of Mexico lease sale, the timing and levels of future production from the Alvheim/Vilje project, Block 31 and 32 offshore Angola, and anticipated future exploratory drilling activity.   Some factors that could potentially affect these forward-looking statements include pricing, supply and demand for petroleum products, the amount of capital available for exploration and development, regulatory constraints, timing of commencing production from new wells, drilling rig availability, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other geological, operating and economic considerations.  Except for the Alvheim/Vilje and Neptune developments, the foregoing forward-looking statements may be further affected by the inability to obtain or delay in obtaining necessary government and third-party approvals and permits.  The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Oil Sands Mining (“OSM”)

Our bitumen production, before royalties, was 24 thousand barrels per day (“mbpd”) in the first quarter of 2008, reflecting improved reliability over the fourth quarter of 2007.

The Athabasca Oil Sands Project (“AOSP”) Phase 1 expansion, which includes construction of mining and extraction facilities at the Jackpine mine, expansion of treatment facilities at the existing Muskeg River mine, expansion of the Scotford upgrader and development of related infrastructure, is anticipated to begin operations in late 2010.  This is a forward-looking statement which could be affected by transportation logistics, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals and other risks customarily associated with construction projects.

During the first quarter, the royalty calculation methodology for the AOSP was revised to allow for additional eligible costs to the project.  As a result, the project reverted to the one percent gross royalty (in lieu of the 25 percent post-recovery rate) as of July 1, 2007.

Refining, Marketing and Transportation (“RM&T”)

Crude oil refined during the first quarter of 2008 averaged 845 mbpd, a 123 mbpd decrease from the first quarter of 2007, and total refinery throughputs were 1,079 mbpd for the first quarter of 2008, 10 percent lower than the 1,195 mbpd during the first quarter of 2007.  This decrease was primarily due to planned maintenance activities performed in the first quarter of 2008 at our refineries located in Detroit, Michigan; Garyville, Louisiana and Robinson, Illinois.

Our ethanol blending program increased to 44 mbpd in the first quarter of 2008 from 37 mbpd in the first quarter of 2007.  The future expansion or contraction of our ethanol blending program will be driven by the economics of ethanol supply and government regulations.

Speedway SuperAmerica LLC (“SSA”) same store gasoline sales volume declined 2 percent during the first quarter of 2008 while same store merchandise sales declined by slightly less than one percent during the same period.

Construction continues to progress as planned on the Garyville refinery expansion project.  In addition, the permitting process continues for our heavy oil upgrading and expansion project at the Detroit refinery.

The above discussion includes forward-looking statements with respect to the Garyville and Detroit refinery expansion projects.  Factors that could affect those projects include transportation logistics, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals, and other risks customarily associated with construction projects.  These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Index

Integrated Gas (“IG”)

We own 45 percent of Atlantic Methanol Production Company LLC (“AMPCO”) and 60 percent of Equatorial Guinea LNG Holdings Limited (“EGHoldings”), both of which are accounted for under the equity method of accounting.  AMPCO operates a methanol plant and EGHoldings operates an LNG production facility, both located on Bioko Island, Equatorial Guinea.  Alba field dry natural gas, which remains after the condensate and LPG are removed, is supplied to both of these facilities under long-term contracts at fixed prices.  We consider the prices under these contracts to be comparable to the price that could be realized from transactions with unrelated parties in this market under the same or similar circumstances, because of the location of and limited local demand for natural gas in Equatorial Guinea.

The LNG production facility delivered 15 cargoes during the first quarter of 2008, the largest number since it began operations in May 2007.  As a result, our share of LNG sales worldwide totaled 6,909 metric tonnes per day (“mtpd”) for the first quarter of 2008, compared to 1,163 mtpd in the first quarter of 2007.  These LNG sales volumes include both consolidated sales volumes and our share of the sales volumes of equity method investees.  LNG sales from Alaska are conducted through a consolidated subsidiary.  LNG and methanol sales from Equatorial Guinea are conducted through equity method investees.

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

There have been no changes to our critical accounting estimates subsequent to December 31, 2007, except those related to fair value estimates resulting from the adoption of SFAS No. 157 as discussed below.

Fair Value Estimates

On January 1, 2008, we adopted SFAS No. 157 for those financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  It does not require us to make any new fair value measurements, but rather establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value.  Level 1 inputs are given the highest priority in the fair value hierarchy, as they represent observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date, while Level 3 inputs are given the lowest priority, as they represent unobservable inputs that are not corroborated by market data.  Valuation techniques that maximize the use of observable inputs are favored.

FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, which for us includes impairments of goodwill, intangible assets and other long-lived assets, and initial measurement of asset retirement obligations, asset exchanges, business combinations and partial sales of proved properties.

For Marathon, the primary impact from the adoption of SFAS No. 157 at January 1, 2008, related to the fair value measurement of derivative instruments.  Derivatives in Level 1 are exchange-traded contracts for crude oil, natural gas, refined products and ethanol measured at fair value with a market approach using the close-of-day settlement prices for the market.  Derivatives in Level 2 are measured at fair value with a market approach using broker quotes or third-party pricing services, which have been corroborated with market data.  Level 3 derivatives are measured at fair value using either a market or income approach.  Generally at least one input is unobservable, such as the use of an internally generated model or an external data source.  Commodity derivatives in Level 3 include a $361 million liability related to two long-term U.K. natural gas sales contracts that are accounted for as derivative instruments and a $124 million liability for crude oil options related to sales of Canadian synthetic crude oil.  The fair value of the U.K. natural gas contracts is measured with an income approach based upon cash flows from expected sales volumes and the U.K. forward natural gas strip price.  The crude oil options are measured at fair value using a Black-Scholes option pricing model, an income approach that utilizes market prices and market volatility obtained from a third-party service.

Index

Management’s Discussion and Analysis of Results of Operations

Consolidated Results of Operations

Revenues for the first quarters of 2008 and 2007 are summarized by segment in the following table:
	First Quarter Ended March 31,
(In millions)	2008	2007
E&P	$2,992	$1,849
OSM	199	–
RM&T	15,026	11,084
IG	19	56
Segment revenues	18,236	12,989

Elimination of intersegment revenues	(344)	(141)
Gain (loss) on long-term U.K. natural gas contracts	(70)	21
Total revenues	$17,822	$12,869

Items included in both revenues and costs and expenses:
Consumer excise taxes on petroleum products and merchandise	$1,216	$1,197

E&P segment revenues increased $1.143 billion in the first quarter of 2008 from the comparable prior-year period.  Increased liquid hydrocarbon realizations account for the majority of the revenue increase.  Partially offsetting the increase in liquid hydrocarbon realizations were decreases in liquid hydrocarbon sales volumes.  While international natural gas sales volumes increased, the majority of the increase was due to sales to the EGHoldings LNG production facility in Equatorial Guinea that began operations in the second quarter of 2007.  This increase in fixed-price sales volumes also contributed to the decline in our average international natural gas realizations.  Our share of the income ultimately generated by the subsequent export of LNG produced by EGHoldings, as well as methanol produced by AMPCO, is reflected in our Integrated Gas segment as discussed below.

See Supplemental Statistics for information regarding net sales volumes and average realizations by geographic area.

Excluded from E&P segment revenues were losses of $70 million and gains of $21 million for the first quarters of 2008 and 2007 related to long-term natural gas sales contracts in the United Kingdom that are accounted for as derivative instruments.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk.

OSM segment revenues totaled $199 million in the first quarter of 2008.  Revenues during this period were reduced by $48 million of losses, of which $42 million was unrealized, on derivative instruments intended to mitigate price risk related to future sales of synthetic crude oil.  Net synthetic crude sales for the first quarter of 2008 were 31 mbpd at an average realized price of $89.03 per barrel.

RM&T segment revenues increased $3.942 billion in the first quarter of 2008 from the comparable prior-year period reflecting increased refined product and liquid hydrocarbon selling prices, partially offset by lower refined product and liquid hydrocarbon sales volumes.

For information on segment income, see Segment Results.

Income from equity method investments increased $102 million in the first quarter of 2008 from the comparable prior-year period.  Income from the LNG production facility in Equatorial Guinea accounts for most of the increase, as it began operations in May 2007.  Fifteen cargoes of LNG were delivered during the first quarter of 2008.

Cost of revenues increased $4.849 billion in the first quarter of 2008 from the comparable prior-year period.  The increase resulted primarily from increases in acquisition costs of crude oil, refinery charge and blend stocks and purchased refined products in the RM&T segment.

Exploration expenses increased $68 million in the first quarter of 2008 from the comparable prior year period.  Dry well expenses increased from $16 million, primarily related to domestic onshore wells, to $30 million, primarily related to offshore drilling.  Other exploration expense increases in the first quarter of 2008 relate to the acquisition of seismic data in Indonesia and the evaluation of Canadian in-situ oil sand leases.

Index

Provision for income taxes decreased $50 million in the first quarter of 2008 from the comparable prior-year period partially due to the $36 million decrease in income before income taxes, but more significantly due to the change in the geographic sources of income and related tax expense including foreign currency remeasurement effects.  The following is an analysis of the effective tax rates for the first quarters of 2008 and 2007:

	First Quarter Ended March 31,
	2008	2007
Statutory U.S. income tax rate	35%	35%
Effects of foreign operations, including foreign tax credits	10	11
State and local income taxes, net of federal income tax effects	1	2
Other tax effects	(2)	(2)
Effective income tax rate	44%	46%

Segment Results

Segment income for the first quarters of 2008 and 2007 is summarized in the following table.
	First Quarter Ended March 31,
(In millions)	2008	2007
E&P:
United States	$244	$150
International	440	235
E&P segment	684	385
OSM	27	–
RM&T	(75)	345
IG	99	19
Segment income	735	749

Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	32	(43)
Gain (loss) on long-term U.K. natural gas contracts	(36)	11
Net income	$731	$717

United States E&P income in the first quarter of 2008 increased $94 million, or 63 percent, compared to the first quarter of 2007.  Pretax income increased $139 million, and the effective income tax rate decreased slightly from 38 percent to 36 percent.  The increase in pretax income was primarily the result of higher liquid hydrocarbon and natural gas realizations, partially offset by lower liquid hydrocarbon and natural gas sales volumes.

International E&P income in the first quarter of 2008 increased $205 million, or 87 percent, from the first quarter of 2007, primarily due to higher liquid hydrocarbon realizations, partially offset by increased exploration expenses. International pretax income increased $433 million and the effective income tax rate decreased slightly from 58 percent to 56 percent.  Revenue increases related to the sale of natural gas to the LNG production facility in Equatorial Guinea were partially offset by the decline in average natural gas realizations.

OSM segment income totaled $27 million in the first quarter of 2008.  This includes a $36 million after-tax loss, of which $32 million is unrealized, on derivative instruments intended to mitigate price risk related to future sales of synthetic crude oil.

RM&T segment income in the first quarter of 2008 decreased $420 million from the first quarter of 2007.  Pretax income decreased $663 million, and the effective income tax rate increased slightly from 36 percent to 38 percent.  The decrease in RM&T pretax income is primarily a result of the lower refining and wholesale marketing gross margin.  Our refining and wholesale marketing gross margin per gallon was negative 0.26 cents in the first quarter of 2008, compared to 12.46 cents in the first quarter of 2007.  Though market indicators also decreased, our refining and wholesale marketing gross margin declined even further as a result of higher manufacturing costs, including planned maintenance at several refineries, and wholesale price realizations that did not increase over the comparable prior-year period as much as the average spot market prices used in the market indicators.

Marathon’s refining and wholesale marketing gross margins included pretax derivative losses of $120 million for the first quarter of 2008 and gains of $27 million for first quarter of 2007.  The derivative changes reflect both the realized effects of closed derivative positions as well as unrealized effects as a result of marking open derivative positions to market.  Most derivatives have an underlying physical commodity transaction; however, the income effect related to the derivatives and the income effect related to the underlying physical transactions may not necessarily be recognized in net income in the same period.

Index

SSA’s gasoline and distillates gross margin per gallon averaged 11.47 cents in the first quarter of 2008, compared to 12.17 cents in the first quarter of 2007.

IG segment income in the first quarter of 2008 increased $80 million, or 421 percent, from the first quarter of 2007.  The increase was primarily related to operations of the Equatorial Guinea LNG production facility which commenced operations in May 2007.  The production facility, in which we hold a 60 percent interest, delivered 15 cargoes during the first quarter of 2008.  The IG segment includes income from Atlantic Methanol Production Company LLC which was $4 million higher in the first quarter of 2008 compared to the first quarter of 2007.  Higher realized methanol prices offset the impact of a decrease in sales volumes that resulted from a planned shut-down.  Further, spending for Gas-to-FuelsTM and other natural gas commercialization technologies was $16 million in the first quarter of 2008 compared to $5 million in comparable prior-year period.

Corporate and other unallocated items in the first quarter of 2008 include a $49 million tax benefit primarily associated with the remeasurement of our deferred tax liabilities denominated in Canadian dollars.  Fluctuations in currency exchange rates cause the U.S. dollar value of these deferred tax balances denominated in foreign currencies to change, with the related currency gains and losses reflected in the provision for income taxes.  We do not allocate foreign currency remeasurement gains or losses to segments.

Management’s Discussion and Analysis of Cash Flows and Liquidity

Cash Flows

Net cash provided from operating activities totaled $822 million in the first quarter of 2008, compared to $1.026 billion in the first quarter of 2007.  The decrease primarily reflects working capital changes.

Net cash used in investing activities totaled $1.482 billion in the first quarter of 2008, compared to $711 million in the first quarter of 2007.  Capital expenditures were $1.537 billion compared to $737 million for the comparable prior-year period, with the increased spending related primarily to the Droshky project and development of the Williston Basin (Bakken Shale) and Piceance Basin in the E&P segment, the AOSP expansion in the OSM segment, and the Garyville refinery expansion in the RM&T segment.  For information regarding capital expenditures by segment, refer to Supplemental Statistics.

Net cash provided from financing activities totaled $646 million in the first quarter of 2008, compared with cash used in financing activities of $555 million in the first quarter of 2007.  Sources of cash in the first quarter of 2008 included $959 million of commercial paper and the issuance of $1.0 billion in senior notes.  Uses of cash in the first quarter of 2008 were repayment of the $400 million 6.850 percent notes due in the first quarter of 2008 and the payment and termination of the Marathon Oil Canada Corporation (previously Western Oil Sands, Inc.) revolving credit facility.  Significant uses of cash in financing activities during both periods included stock repurchases and dividend payments.

Dividends to Stockholders

On April 30, 2008, our Board of Directors declared a dividend of 24 cents per share on our common stock, payable June 10, 2008, to stockholders of record at the close of business on May 21, 2008.

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

We have a committed $3.0 billion revolving credit facility with third-party financial institutions.  At March 31, 2008, there were no borrowings against this facility and we had commercial paper in the amount of $959 million outstanding under our U.S. commercial paper program that is backed by the revolving credit facility.  Effective April 3, 2008,

Index

Marathon entered into an amendment to its revolving credit facility, extending the termination date on $2.625 billion from May 2012 to May 2013.  The remaining $375 million continues to have a termination date of May 2012.

On March 12, 2008, we issued $1 billion aggregate principal amount of senior notes bearing interest at 5.900 percent with a maturity date of March 15, 2018.  Interest on the senior notes is payable semi-annually beginning September 15, 2008.

On July 26, 2007, we filed a universal shelf registration statement with the Securities and Exchange Commission, under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Our cash-adjusted debt-to-capital ratio (total debt-minus-cash to total debt-plus-equity-minus-cash) was 24 percent at March 31, 2008, compared to 22 percent at year-end 2007 as shown below.  This includes $495 million of debt that is serviced by United States Steel Corporation (“United States Steel”).

(Dollars in millions)	March 31, 2008	December 31, 2007

Commercial paper	$959	$–
Long-term debt due within one year	137	1,131
Long-term debt	7,098	6,084
Total debt	$8,194	$7,215
Cash	$1,189	$1,199
Trusteed funds from revenue bonds	$644	$744
Equity	$19,668	$19,223
Calculation:
Total debt	$8,194	$7,215
Minus cash	1,189	1,199
Minus trusteed funds from revenue bonds	644	744
Total debt minus cash	$6,361	$5,272
Total debt	8,194	7,215
Plus equity	19,668	19,223
Minus cash	1,189	1,199
Minus trusteed funds from revenue bonds	644	744
Total debt plus equity minus cash	$26,029	$24,495
Cash-adjusted debt-to-capital ratio	24%	22%

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

Stock Repurchase Program

Since January 2006, our Board of Directors has authorized a common share repurchase program totaling $5 billion.  As of March 31, 2008, we had repurchased 61 million common shares at a cost of $2.663 billion.  Purchases under the program may be in either open market transactions, including block purchases, or in privately negotiated transactions.  This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.  The program’s authorization does not include specific price targets or timetables; however, we expect to complete the authorized purchases by the end of 2009, although repurchases are likely to be less ratable than in prior years.  The timing of purchases under the program will be influenced by cash generated from operations, proceeds from potential asset sales and cash from available borrowings.

The forward-looking statements about our common stock repurchase program are based on current expectations, estimates and projections and are not guarantees of future performance.  Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Some factors that could cause actual results to differ materially are changes in prices of and demand for crude oil, natural gas and refined products, actions of competitors, disruptions or interruptions of our production, refining and mining operations due to unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, and other operating and economic considerations.

Index

Contractual Cash Obligations

As of March 31, 2008, our contractual cash obligations have increased by $2.933 billion from December 31, 2007.  Our purchase obligations under crude oil, refinery feedstock, refined product and ethanol contracts, which are primarily short-term, increased $2.832 billion primarily related to increased crude oil prices.  Otherwise, there have been no significant changes to our obligations to make future payments under existing contracts subsequent to December 31, 2007.  The portion of our obligations to make future payments under existing contracts that have been assumed by United States Steel has not changed significantly subsequent to December 31, 2007.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under generally accepted accounting principles.  Although off-balance sheet arrangements serve a variety of our business purposes, we are not dependent on these arrangements to maintain our liquidity and capital resources; and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.  There have been no significant changes to our off-balance sheet arrangements subsequent to December 31, 2007.

Nonrecourse Indebtedness of Investees

Certain of our investees have incurred indebtedness that we do not support through guarantees or otherwise.  If we were obligated to share in this debt on a pro rata ownership basis, our share would have been $572 million as of March 31, 2008.  Of this amount, $306 million relates to Pilot Travel Centers LLC (“PTC”).  If any of these investees default, we have no obligation to support the debt.  Our partner in PTC has guaranteed $50 million of the total PTC debt.

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

The EPA is in the process of implementing regulations to address current National Ambient Air Quality Standards (“NAAQS”) for fine particulate emissions and ozone.  In connection with these standards, the EPA will designate certain areas as “nonattainment,” meaning that the air quality in such areas does not meet the NAAQS.  To address these nonattainment areas, the EPA proposed a rule in 2004 called the Interstate Air Quality Rule (“IAQR”) that would require significant emissions reductions in numerous states.  The final rule, promulgated in 2005, was renamed the Clean Air Interstate Rule (“CAIR”).  While the EPA expects that states will meet their CAIR obligations by requiring emissions reductions from electric generating units, states will have the final say on what sources they regulate to meet attainment criteria.  Additional uncertainty in the final requirements of this rule comes from litigation (State of North Carolina, et al v. EPA).  The U.S. Court of Appeals for the District of Columbia Circuit heard oral arguments regarding CAIR on March 25, 2008.  If CAIR is significantly altered, it could result in changes in emissions control strategies.  Our refinery operations are located in affected states and some of these states may choose to propose more stringent fuels requirements to meet the CAIR.  Also, in 2007, the EPA proposed a revised ozone standard.  This revised ozone standard was promulgated in March of 2008, and the EPA will begin the multi-year process to develop the implementing rules required by the Clean Air Act.  We cannot reasonably estimate the final financial impact of the state actions to implement the CAIR until the states have taken further action and we cannot reasonably estimate the final financial impact of the revised ozone standard until the implementing rules are established.  Judicial challenges are also expected to the revised ozone standard.

Of particular significance to our refining operations are EPA regulations that require reduced sulfur levels in diesel fuel for off-road use.  We now plan to spend approximately $350 million between 2006 and 2012, with $44 million spent through March 31, 2008, on refinery investments to produce ultra-low sulfur diesel fuel for off-road use, in compliance with EPA regulations.  This is a forward-looking statement.  Some factors (among others) that could potentially affect these compliance costs include the economics of producing ultra low sulfur diesel versus intermediate blend stocks, final investment decision, completion of project detailed engineering, construction and start-up activities.  We previously reported that we have not finalized our strategy or cost estimate to comply with Mobile Source Air Toxics II regulations

Index

relating to benzene, but the cost estimate may be approximately $1 billion over a three-year period beginning in 2008, with $6 million spent through March 31, 2008.  This cost estimate is a forward-looking statement and is subject to change as front-end engineering and design (“FEED”) work is completed in 2008.

There have been no other significant changes to our environmental matters subsequent to December 31, 2007.

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

Accounting Standards Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This statement expands the disclosure requirements for derivative instruments to provide information regarding (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  To meet these objectives, the statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  For us, SFAS No. 161 is effective January 1, 2009.  The statement encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  We are currently evaluating the provisions of this statement.

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.”  This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement clarifies that a noncontrolling interest in a subsidiary (sometimes called a minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, but separate from the parent's equity.  It requires that the amount of consolidated net income attributable to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, based on the fair value of the noncontrolling equity investment on the deconsolidation date.  Additional disclosures are required that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  For us, SFAS No. 160 will be effective January 1, 2009 and early adoption is prohibited.  The statement must be applied prospectively, except for the presentation and disclosure requirements which must be applied retrospectively for all periods presented in consolidated financial statements.  We are currently evaluating the provisions of this statement.

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

Open Commodity Derivative Positions as of March 31, 2008 and Sensitivity Analysis

At March 31, 2008, our E&P segment held open derivative contracts to mitigate the price risk on natural gas held in storage or purchased to be marketed with our own natural gas production in amounts that were in line with normal levels of activity.  At March 31, 2008, we had no open derivative contracts related to our future sales of liquid hydrocarbons and natural gas and therefore remained substantially exposed to market prices of these commodities.

Index

Our OSM segment holds options indexed to West Texas Intermediate crude oil, covering a three-year period ending December 31, 2009.  The premiums for the put options were partially offset by the sale of call options for the same period, resulting in a net premium liability.  Payment of the net premium liability is deferred until the settlement of the option contracts.

At March 31, 2008, our RM&T segment held open derivative contracts in amounts that were in line with the level of activity in previous periods.  In the second quarter of 2008, we are decreasing our use of derivatives to mitigate crude oil price risk between the time that crude oil purchases are priced and when they are actually refined into salable petroleum products.  Instead, we are addressing this price risk through other means, including changes in contractual terms and crude oil acquisition practices.

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent changes in commodity prices for open commodity derivative instruments as of March 31, 2008, is provided in the following table.  The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in IFO when applied to the commodity derivative instruments used to hedge that commodity.
	Incremental Decrease in IFO Assuming a Hypothetical Price Change of (a)
(In millions)	10%		25%
Commodity derivative instruments:(b)
Crude oil	$62	(c)	$150	(c)
Natural gas	68	(c)	170	(c)
Refined products	12	(d)	26	(d)

(a)
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity.  Effects of these offsets are not reflected in the sensitivity analysis.  Amounts reflect hypothetical 10 percent and 25 percent changes in closing commodity prices for each open contract position at March 31, 2008.  Included in the natural gas impacts above are $69 million and $172 million for hypothetical price changes of 10 percent and 25 percent related to the long-term U.K. natural gas contracts accounted for as derivative instruments.  We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.  We are also exposed to credit risk in the event of nonperformance by counterparties.  The creditworthiness of counterparties is reviewed continuously and master netting agreements are used when practical.  Changes to the portfolio after March 31, 2008, would cause future IFO effects to differ from those presented above.

(b)
The number of net open contracts for the E&P segment varied throughout the first quarter of 2008, from a low of 8 contracts on January 8, 2008, to a high of 472 contracts on March 23, 2008, and averaged 253 for the quarter.  The number of net open contracts for the RM&T segment varied throughout the first quarter of 2008, from a low of 158 contracts on February 20, 2008, to a high of 15,599 contracts on March 17, 2008, and averaged 2,441 for the quarter.  The number of net open contracts for the OSM segment varied throughout the first quarter of 2008, from a low of 22,400 contracts on March 31, 2008 to a high of 24,500 contracts on January 1, 2008 and averaged 23,461 for the quarter.  The commodity derivative instruments used and positions taken will vary and, because of these variations in the composition of the portfolio over time, the number of open contracts by itself cannot be used to predict future income effects.

(c)	Price increase.
(d)	Price decrease.

Derivative Gains or Losses Included in Results of Operations

Pretax derivative losses of $4 and $30 million in the first quarters of 2008 and 2007 were included in E&P segment income and were primarily related to derivatives utilized to protect the value of natural gas in storage and margins on natural gas purchased for use in our marketing activities.

Pretax derivative losses of $48 million were included in OSM segment income for the first quarter 2008.  These losses primarily resulted from the increase in crude oil prices.

Pretax derivative losses of $120 million in the first quarter of 2008 and gains of $26 million in the first quarter of 2007 were included in RM&T segment income and were primarily related to derivatives utilized to mitigate price risk on purchases of crude oil and other commodities and on the carrying values of inventories.

Index

Interest Rate Risk

We are impacted by interest rate fluctuations which affect the fair value of certain financial instruments.  We manage our exposure to interest rate movements by utilizing financial derivative instruments.  The primary objective of this program is to reduce our overall cost of borrowing by managing the mix of fixed and floating interest rate debt in our portfolio.  As of March 31, 2008, we had entered into one interest rate swap agreement for a notional amount of $200 million, designated as a fair value hedge, which effectively resulted in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates.  The swap was at six-month LIBOR plus 2.142 percent.

Sensitivity analysis of the projected incremental effect of a hypothetical 10 percent change in interest rates in financial assets and liabilities is provided in the following table.

	March 31, 2008
(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities):(a)
Receivable from United States Steel	$507	(b)	$9	(c)
Interest rate swap agreements	$7	(b)	$2	(c)
Long-term debt, including amounts due within one year	$(8,031	)(b)	$(366	)(c)

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
(c)
For receivables from United States Steel and long-term debt, this assumes a 10 percent decrease in the weighted average yield-to-maturity of our receivables and long-term debt at March 31, 2008. For interest rate swap agreements, this assumes a 10 percent decrease in the effective swap rate at March 31, 2008.

At March 31, 2008, our portfolio of long-term debt was substantially comprised of fixed rate instruments.  Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations.  Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Foreign Currency Exchange Rate Risk

We manage our exposure to foreign currency exchange rates by utilizing forward and option contracts.  The primary objective of this program is to reduce our exposure to movements in foreign currency exchange rates by locking in such rates.  The following tables summarize our derivative foreign currency instruments as of March 31, 2008.

(In millions)	Period	Notional Amount	Average Forward Rate(a)	Fair Value(b)
Foreign Currency Forwards:
Euro	July 2008 – November 2008	$28	1.278(c)	$ 6
Kroner (Norway)	April 2008 – October 2009	$59	6.087(d)	$10

(a)	Rates shown are weighted average forward rates for the period.
(b)	Fair value was based on market rates.
(c)	U.S. dollar to foreign currency.
(d)	Foreign currency to U.S. dollar.

(In millions)	Period	Notional Amount	Weighted Average Exercise Price(a)	Fair Value(b)
Foreign Currency Options:
Dollar (Canada)	April 2008 – August 2008	$ 203	0.9857(d)	$ –
Euro	April 2008 – June 2008	$ 32	1.5300(c)	$ 1
Kroner (Norway)	April 2008 – June 2008	$ 39	5.1500(d)	$ 1

(a)	Rates shown are the weighted average exercise prices for the period.
(b)	Fair value was based on market prices.
(c)	Foreign currency to U.S. dollar.
(d)	U.S. dollar to foreign currency.

Index

The aggregate cash flow effect on foreign currency contracts of a hypothetical 10 percent change to exchange rates at March 31, 2008, would be approximately $3 million.

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

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Marathon reviews and modifies its financial and operational controls on an ongoing basis to ensure that those controls are adequate to address changes in its business as it evolves.  Marathon believes that its existing financial and operational controls and procedures are adequate.

Index

MARATHON OIL CORPORATION

Supplemental Statistics (Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except as noted)	2008	2007

Segment Income (Loss)
Exploration and Production
United States	$244	$150
International	440	235
E&P segment	684	385
Oil Sands Mining	27	-
Refining, Marketing and Transportation	(75)	345
Integrated Gas	99	19
Segment income	735	749
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	32	(43)
Gain (loss) on long-term U.K. natural gas contracts	(36)	11
Net income	$731	$717

Capital Expenditures
Exploration and Production	$775	$461
Oil Sands Mining	248	-
Refining, Marketing and Transportation	511	217
Integrated Gas(a)	1	57
Corporate	2	2
Total	$1,537	$737

Exploration Expenses
United States	$50	$37
International	79	24
Total	$129	$61

E&P Operating Statistics
Net Liquid Hydrocarbon Sales (mbpd)(b)
United States	63	69

Europe	23	32
Africa	104	97
Total International	127	129
Worldwide	190	198

Net Natural Gas Sales (mmcfd)(b)(c)
United States	482	512

Europe	252	247
Africa	395	90
Total International	647	337
Worldwide	1,129	849

Total Worldwide Sales (mboepd)	378	339

(a)
Through April 2007, includes EGHoldings at 100 percent.  Effective May 1, 2007, Marathon no longer consolidates EGHoldings and its investment in EGHoldings is accounted for prospectively using the equity method of accounting; therefore, EGHoldings’ capital expenditures subsequent to April 2007 are not included in Marathon’s capital expenditures.

(b)	Amounts represent net sales after royalties, except for Ireland where amounts are before royalties.
(c)	Includes natural gas acquired for injection and subsequent resale of 37 mmcfd and 40 mmcfd in the first quarters of 2008 and 2007.

Index

MARATHON OIL CORPORATION

Supplemental Statistics (Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except as noted)	2008	2007

E&P Operating Statistics (continued)
Average Realizations(d)
Liquid Hydrocarbons (per bbl)
United States	$83.98	$49.32

Europe	94.48	56.72
Africa	90.25	50.44
Total International	91.03	52.01
Worldwide	$88.70	$51.07

Natural Gas (per mcf)
United States	$6.83	$5.91

Europe	7.80	6.62
Africa(e)	0.25	0.26
Total International	3.19	4.91
Worldwide	$4.75	$5.51

OSM Operating Statistics
Net Bitumen Production (mbpd)(f)	24	-
Net Synthetic Crude Sales (mbpd)(f)	31	-
Synthetic Crude Average Realization (per bbl)(d)	$89.03	$-

RM&T Operating Statistics
Refinery Runs (mbpd)
Crude oil refined	845	968
Other charge and blend stocks	234	227
Total	1,079	1,195

Refined Product Yields (mbpd)
Gasoline	601	621
Distillates	284	322
Propane	21	20
Feedstocks and special products	101	147
Heavy fuel oil	30	22
Asphalt	60	78
Total	1,097	1,210

Refined Product Sales Volumes (mbpd)(g)	1,279	1,343

Refining and Wholesale Marketing Gross Margin (per gallon)(h)	$(0.0026)	$0.1246

Speedway SuperAmerica
Retail outlets	1,637	1,632
Gasoline & distillates sales (millions of gallons)	792	800
Gasoline & distillates gross margin (per gallon)	$0.1147	$0.1217
Merchandise sales	$647	$644
Merchandise gross margin	$163	$160

IG Operating Statistics
Sales Volumes (mtpd)(i)
LNG	6,909	1,163
Methanol	1,130	1,324
(d)	Excludes gains and losses on traditional derivative instruments and the unrealized effects of long-term U.K. natural gas contracts that are accounted for as derivatives.
(e)
Primarily represents a fixed price under long-term contracts with Alba Plant LLC, AMPCO and EGHoldings, equity method investees.  We include our share of Alba Plant LLC’s income in our E&P segment and we include our share of AMPCO’s and EGHoldings’ income in our Integrated Gas segment.

(f)	Amounts are before royalties.
(g)	Total average daily volumes of all refined product sales to wholesale, branded and retail (SSA) customers.
(h)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation.
(i)
Includes both consolidated sales volumes and our share of the sales volumes of equity method investees.  LNG sales from Alaska are conducted through a consolidated subsidiary.  LNG and methanol sales from Equatorial Guinea are conducted through equity method investees.

Index

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Natural Gas Royalty Litigation

In October 2006, Marathon was served with a qui tam case, United States of America ex rel. Randy L. Little and Lanis G. Morris v. ENI Petroleum Co., et al., filed in the Western District of Oklahoma.  This case alleged that Marathon violated the False Claims Act by failing to pay the government past due interest resulting from royalty adjustments for crude oil, natural gas and other hydrocarbon production.  This case was dismissed.

MTBE Litigation

We are a defendant, along with many other companies with refinery operations, in 58 cases in 12 states alleging metyl tertiarybutyl ether (“MTBE”) contamination in groundwater.  These cases, after their removal from state to federal court, have been consolidated in a multi-district litigation (“MDL”) in the Southern District of New York for pretrial proceedings.  A tentative settlement agreement has been reached which would resolve 40 of the 58 pending cases.  The proposed settlement will become final upon a determination by the MDL court that the agreement represents a “good faith” settlement.  Such settlement is not expected to significantly impact Marathon’s consolidated results of operations, financial position or cash flows.

Environmental Proceedings

U.S. EPA Litigation

In 2002, Marathon and the American Petroleum Institute (“API”) brought a petition before the U.S. District Court for the District of Columbia, challenging the EPA’s 2002 promulgation of new Oil Spill Prevention, Countermeasures and Control (“SPCC”) rules on several grounds; while most other issues in dispute have been settled, the EPA’s regulatory definition of waters covered by the Clean Water Act remained in contention.  On March 31, 2008, the U.S. District Court for the District of Columbia rejected EPA’s expansive definition of navigable waters adopted in its 2002 SPCC rules as arbitrary and capricious, with no rational explanation, and being disconnected to a decision of the U.S. Supreme Court issued in 2001.  In agreeing with Marathon and the API, the district court reinstated EPA’s much narrower definition of navigable waters issued in its 1973 regulations.  As a result, SPCC plans will not be required for facilities where there is no reasonable expectation of a spill reaching waters intended by Congress to be regulated by federal, as opposed to state, authorities.

Other Environmental Proceedings

The U.S. Occupational Safety and Health Administration (“OSHA”) announced a National Emphasis Program where it plans to inspect domestic oil refinery locations.  The inspections began in 2007 and have focused on compliance with the OSHA Process Safety Management requirements.  OSHA conducted a one week inspection of the Robinson refinery in the first quarter of 2008 and no enforcement action is expected.  OSHA or state OSHA’s may conduct inspections of other Marathon refineries during 2008 and further enforcement actions may result from these inspections.

Item 1A. Risk Factors

Marathon is subject to various risks and uncertainties in the course of its business.  See the discussion of such risks and uncertainties under Item 1A. Risk Factors in Marathon’s 2007 Annual Report on Form 10-K.  There have been no material changes from the risk factors previously disclosed in that Form 10-K.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (a)(b)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (d)
01/01/08 – 01/31/08	862,273		$54.78	852,900	$2,427,443,692
02/01/08 – 02/29/08	904,595		$49.93	897,100	$2,382,636,525
03/01/08 – 03/31/08	1,092,711	(c)	$50.54	1,010,700	$2,331,452,719
Total	2,859,579		$51.63	2,760,700
(a)	67,671 shares of restricted stock were delivered by employees to Marathon, upon vesting, to satisfy tax withholding requirements.
(b)
Under the terms of the transactions whereby Marathon acquired the minority interest in MPC and other businesses from Ashland, Marathon paid Ashland shareholders cash in lieu of issuing fractional shares of Marathon’s common stock to which such holders would otherwise be entitled.  Marathon acquired 6 shares due to acquisition share exchanges and Ashland share transfers pending at the closing of the transaction.

(c)
31,202 shares were repurchased in open-market transactions to satisfy the requirements for dividend reinvestment under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Dividend Reinvestment Plan”) by the administrator of the Dividend Reinvestment Plan.  Stock needed to meet the requirements of the Dividend Reinvestment Plan are either purchased in the open market or issued directly by Marathon.

(d)
In January 2006, Marathon announced a $2 billion share repurchase program which was increased by $500 million in both January and May 2007 and by $2 billion in July 2007, for a total authorized program of $5 billion.  As of March 31, 2008, 61 million split-adjusted common shares had been acquired at a cost of $2.663 billion, which includes transaction fees and commissions that are not reported in the table above.

Index

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 30, 2008.  In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934.  The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in Marathon's 2008 Proxy Statement.

1.	Votes regarding the persons elected to serve as directors for a term expiring in 2009 were as follows:

NOMINEE	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
Charles F. Bolden, Jr.	599,103,752	6,742,733	5,885,080
Gregory H. Boyce	599,608,993	6,226,851	5,895,720
Shirley Ann Jackson	568,817,354	36,872,443	6,041,768
Philip Lader	589,554,936	16,134,226	6,050,713
Charles R. Lee	595,772,958	9,918,480	6,040,127
Dennis H. Reilley	602,185,300	3,640,514	5,905,751
Seth E. Schofield	597,714,389	8,025,658	5,991,517
John W. Snow	602,665,954	3,184,530	5,881,082
Thomas J. Usher	597,469,714	8,422,218	5,839,632

Continuing as directors for a term expiring in 2009 are Clarence P. Cazalot, Jr., David A. Daberko, and William L. Davis.

2.	PricewaterhouseCoopers LLP was ratified as our independent auditor for 2008. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
600,158,639	5,937,958	5,627,869

3.
The stockholder proposal requesting that the Board of Directors amend our By-laws and any other appropriate governing documents to give holders of 10% to 25% of Marathon’s outstanding common stock the power to call a special stockholder meeting was approved.  The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
368,242,912	160,594,408	6,124,251

4.
The stockholder proposal requesting that the Board of Directors adopt a policy that provides stockholders the opportunity at each stockholder meeting to vote on an advisory management resolution to ratify the compensation of the named executive officers was defeated.  The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
222,997,698	291,858,947	20,104,927

Index

Item 6.  Exhibits

4.1
Indenture dated February 26, 2002 between Marathon and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank, as Trustee, relating to senior debt securities of Marathon (incorporated by reference to Exhibit 4.4 to Marathon’s Registration Statement on Form S-3 filed with the SEC on July 26, 2007 (Reg. No. 333-144874)).

4.2
Amendment No. 4 dated as of April 3, 2008 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent .

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2008	MARATHON OIL CORPORATION

By: Michael K. Stewart
Michael K. Stewart
Vice President, Accounting and Controller

Index