Form 10-Q/A
period 2009-06-30
MARATHON OIL CORP
filed 2009-08-06
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 solely to file exhibits 12.1, 31.1, 31.2, 32.1 and 32.2. This amendment does not change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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