Form 10-Q/A
period 2009-06-30
MARATHON OIL CORP
filed 2009-08-28
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 2

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed on August 6, 2009, as amended by Form 10-Q/A filed on August 6, 2009, is to furnish Exhibit 101 as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Income, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited consolidated financial statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Forms 10-Q or 10-Q/A or modify or update in any way disclosures made in the Forms 10-Q or 10-Q/A.

Item 6.  Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase

*	Previously filed on August 6, 2009.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 28, 2009	MARATHON OIL CORPORATION

By: /s/ Michael K. Stewart
Michael K. Stewart
Vice President, Accounting and Controller