Form 10-Q/A
period 2010-09-02
MARATHON OIL CORP
filed 2010-09-02
CIK 101778

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                     Yes  o          No    ☒

There were 709,668,991  shares of Marathon Oil Corporation common stock outstanding as of July 30, 2010.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 6, 20109, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Income, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited consolidated financial statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Elimination of Special Voting Stock of Marathon Oil Corporation	8-K	3.1	6/30/10
12.1	Computation of Ratio of Earnings to Fixed Charges					X
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Extension Schema						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase						X
101.LAB	XBRL Taxonomy Extension Label Linkbase						X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 2, 2010	MARATHON OIL CORPORATION

By: /s/ Michael K. Stewart
Michael K. Stewart
Vice President, Accounting and Controller