Form 10-K/A
period 2009-12-31
MARATHON OIL CORP
filed 2010-09-17
CIK 101778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(b) of the Act
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐     Non-accelerated filer  ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2009: $21,272 million.  This amount is based on the closing price of the registrant's Common Stock on the New York Stock Exchange on that date.  Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation.  The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.

There were 709,683,854 shares of Marathon Oil Corporation Common Stock outstanding as of August 31, 2010.

Documents Incorporated By Reference:  Portions of the registrant’s proxy statement relating to its 2010 annual meeting of stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

MARATHON OIL CORPORATION

We originally filed our Form 10-K for the year ended December 31, 2009 on February 26, 2010 (the “2009 Form 10-K”).  We are filing this Amendment No. 1 to the 2009 Form 10-K (this “Amendment”) solely for the purpose of filing revised reports of two of our third-party petroleum engineering firms and to provide updated consents of our third-party petroleum engineering firms.  The report of Ryder Scott Company, L.P. was filed as Exhibit 99.3 to the 2009 Form 10-K.   The report included a statement limiting the use of the report to Marathon Oil Corporation.  The report appearing in this Form 10-K/A reflects the removal of any such limitation.  Additionally, we are filing an amendment to the report of Netherland Sewell & Associates, Inc., which was filed as Exhibit 99.2 to the 2009 Form 10-K.  This report appearing in the Form 10-K/A reflects the percentage ownership of our proved reserves located in Alba field, offshore Equatorial Guinea, Africa.

No other changes to our 2009 Form 10-K are affected by this filing other than certifications of our principal executive officer and principal financial officer, which are being filed with this Amendment.

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

Any reference made to USX Corporation in the exhibit listing that follows is a reference to the former name of Marathon Oil Corporation, a Delaware corporation and the registrant, and is made because the exhibit being listed and incorporated by reference was originally filed before July 2001, the date of the change in the registrant's name.  References to Marathon Ashland Petroleum LLC or MAP are references to the entity now known as Marathon Petroleum Company LLC.

Exhibit Number		Incorporated by Reference				Previously Filed	Previously Furnished
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Holding Company Reorganization Agreement, dated as of July 1, 2001, by and among USX Corporation, USX Holdco, Inc. and United States Steel LLC	10-K	2.1	3/1/2007
2.2	Agreement and Plan of Reorganization, dated as of July 31, 2001, by and between USX Corporation and United States Steel LLC	10-K	2.2	3/1/2007

Exhibit Number		Incorporated by Reference				Previously Filed	Previously Furnished
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.3++	Master Agreement, among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC, dated as of March 18, 2004 and Amendment No. 1 dated as of April 27, 2005	S-4/A	2.1	5/19/2005	333-119694
2.4++	Amended and Restated Tax Matters Agreement among Ashland Inc., ATB Holdings Inc., EXM LLC, New EXM Inc., Marathon Oil Corporation, Marathon Oil Company, Marathon Domestic LLC and Marathon Ashland Petroleum LLC, dated as of April 27, 2005	S-4/A	2.2	5/19/2005	333-119694
2.5++	Amended and Restated Arrangement Agreement among Marathon Oil Corporation, 1339971 Alberta Ltd., Western Oil Sands Inc. and WesternZagros Resources Inc., dated as of September 14, 2007	S-3ASR	2.7	10/17/2007	333-146772
2.8++	Amending Agreement among Marathon Oil Corporation, 1339971 Alberta Ltd, Western Oil Sands Inc. and WesternZagros Resources Inc., dated as of October 15, 2007	S-3ASR	2.8	10/17/2007	333-146772
2.7++	Plan of Arrangement under Section 193 of the Business Corporations Act (Alberta)	S-3ASR	2.9	10/17/2007	333-146772
3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	4/25/2007
3.2	By-Laws of Marathon Oil Corporation	8-K	3.1	11/4/2008
3.3	Specimen of Common Stock Certificate	8-K	3.3	5/14/2007
3.4	Certificate of Designations of Special Voting Stock of Marathon Oil Corporation	10-Q	3.3	9/30/2007

Exhibit Number		Incorporated by Reference				Previously Filed	Previously Furnished
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Five Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, ABN Ambro Bank N.V., Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent
						X
4.2	Amendment No. 1 dated as of May 4, 2006 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent	10-Q	4.1	3/31/2006
4.3	Amendment No. 2 dated as of May 7, 2007 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent	10-Q	4.1	6/30/2007
4.4	Amendment No. 3 dated as of October 4, 2007 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent	10-Q	4.1	9/30/2007
4.5	Amendment No. 4 dated as of April 3, 2008 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent	10-Q	4.2	3/31/2008

Exhibit Number		Incorporated by Reference				Previously Filed	Previously Furnished
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
4.6	Indenture dated February 26, 2002 between Marathon and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon	S-3	4.4	7/26/2007	333-144874

Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon.  Marathon hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

10	Material Contracts
10.1	Financial Matters Agreement between USX Corporation and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001	10-K	10.2	12/31/2007
10.2	Exchangeable Share Provisions of 1339971 Alberta Ltd	S-3ASR	10.1	10/17/2007	333-146772
10.3	Form of Support Agreement among Marathon Oil Corporation, 1339971 Alberta Ltd. and Marathon Canadian Oil Sands Holding Limited, dated as of October 18, 2007	S-3ASR	10.2	10/17/2007	333-146772
10.4	Form of Voting and Exchange Trust Agreement among Marathon Oil Corporation, 1339971 Alberta Ltd., Marathon Canadian Oil Sands Holding Limited and Valiant Trust Company, dated as of October 18, 2007	S-3ASR	10.3	10/17/2007	333-146772
10.5	Marathon Oil Corporation 2007 Incentive Compensation Plan (incorporated by reference to Appendix I to Marathon Oil Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007).	14A	App. I	3/14/2007
10.6	Form of Non-Qualified Stock Option Award Agreement for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective May 30, 2007	10-Q	10.2	6/30/2007

Exhibit Number		Incorporated by Reference				Previously Filed	Previously Furnished
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
10.7	Form of Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective May 30, 2007 (incorporated by reference to Exhibit 10.3 to Marathon Oil Corporation’s Form 10-Q for the quarter ended June 30, 2007).	10-Q	10.3	6/30/2007
10.8	Form of Performance Unit Award Agreement (2007-2009 Performance Cycle) for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective May 30, 2007	10-Q	10.4	6/30/2007
10.9	Marathon Oil Corporation 2003 Incentive Compensation Plan, Effective January 1, 2003					X
10.10	Marathon Oil Corporation 1990 Stock Plan, as Amended and Restated, Effective January 1, 2002	10-Q	10.1	9/30/2008
10.11	First Amendment to Marathon Oil Corporation 1990 Stock Plan (as Amended and Restated) Effective January 1, 2002	10-Q	10.2	9/30/2008
10.12	Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of January 1, 2009).	10-K	10.14	2/27/2009
10.13	Form of Non-Qualified Stock Option Grant for Executive Officers granted under Marathon Oil Corporation’s 1990 Stock Plan, as amended and restated effective January 1, 2002	10-Q	10.3	9/30/2004
10.14	Form of Non-Qualified Stock Option Grant for MAP officers granted under Marathon Oil Corporation’s 1990 Stock Plan, as amended and restated effective January 1, 2002	10-K	10.14	12/31/2005
10.15
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003
						X

Exhibit Number		Incorporated by Reference				Previously Filed	Previously Furnished
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
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
X
10.18	Form of Non-Qualified Stock Option Award Agreement for MAP officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003					X
10.19	Form of Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003					X
10.20	Form of Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003					X
10.21	Form of Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003					X
10.22	Form of Non-Qualified Stock Option Award Agreement granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan					X
10.23	Form of Officer Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan					X

Exhibit Number		Incorporated by Reference				Previously Filed	Previously Furnished
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
10.24	Form of Performance Unit Award Agreement (2005-2007 Performance Cycle) granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan					X
10.25	Form of Performance Unit Award Agreement (2010-2012 Performance Cycle) granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan					X
10.26	Form of Non-Qualified Stock Option Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan					X
10.27	Form of Officer Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan					X
10.28	Marathon Oil Company Excess Benefit Plan (Amended and Restated as of January 1, 2009).	10-K	10.27	2/27/2009
10.29	Marathon Oil Company Deferred Compensation Plan.	10-K	10.28	2/27/2009
10.30	Marathon Petroleum Company LLC Excess Benefit Plan	10-K	10.29	2/27/2009
10.31	Marathon Petroleum Company LLC Deferred Compensation Plan.	10-K	10.30	2/27/2009
10.32	Speedway SuperAmerica LLC Excess Benefit Plan	10-K	10.31	2/27/2009
10.33	Executive Tax, Estate, and Financial Planning Program	10-K	10.32	2/27/2009
10.34	EMRO Marketing Company Deferred Compensation Plan	10-K	10.33	2/27/2009
10.35	Speedway SuperAmerica LLC Deferred Compensation Plan.	10-K	10.34	2/27/2009
10.36	Executive Change in Control Severance Benefits Plan.	10-K	10.35	2/27/2009
12.1	Computation of Ratio of Earnings to Fixed Charges.					X

14.1	Code of Ethics for Senior Financial Officers					X

21.1	List of Significant Subsidiaries.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

Exhibit Number		Incorporated by Reference				Previously Filed	Previously Furnished
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
23.2	Consent of GLJ Petroleum Consultants, independent petroleum engineers and geologists					X
23.3*	Consent of Ryder Scott, independent petroleum engineers and geologists
23.4*	Consent of Netherland, Sewell & Associates, independent petroleum engineers and geologists

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X
99.1	Report of GLJ Petroleum Consultants, independent petroleum engineers and geologists					X
99.2*	Summary report of audits performed by Netherland, Sewell & Associates, independent petroleum engineers and geologists
99.3*	Summary report of audits performed by Ryder Scott, independent petroleum engineers and geologists
++	Marathon agrees to furnish supplementally a copy of any omitted schedule to the United States Securities and Exchange Commission upon request
*	Filed with this Report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

September 17, 2010	MARATHON OIL CORPORATION

By: /s/ MICHAEL K. STEWART
Michael K. Stewart
Vice President, Accounting and Controller