Form 10-Q/A
period 2011-03-31
MARATHON OIL CORP
filed 2011-05-13
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A1

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑

There were 712,088,523 shares of Marathon Oil Corporation common stock outstanding as of April 29, 2011.

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2011 solely to file Exhibit 3.1. This amendment does not change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

3.1	Amended By-laws of Marathon Oil Corporation					X

12.1	Computation of Ratio of Earnings to Fixed Charges.	10-Q	12.1	05/06/2011

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.	10-Q	31.1	05/06/2011
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.	10-Q	31.2	05/06/2011
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	10-Q	32.1	05/06/2011
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	10-Q	32.2	05/06/2011

101.INS	XBRL Instance Document.	10-Q	101.INS	05/06/2011
101.SCH	XBRL Taxonomy Extension Schema.	10-Q	101.SCH	05/06/2011
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	10-Q	101.PRE	05/06/2011
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	10-Q	101.CAL	05/06/2011
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	10-Q	101.DEF	05/06/2011
101.LAB	XBRL Taxonomy Extension Label Linkbase.	10-Q	101.LAB	05/06/2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2011	MARATHON OIL CORPORATION

By: /s/ Michael K. Stewart
Michael K. Stewart
Vice President, Accounting and Controller