Form 10-Q/A
period 2011-09-30
MARATHON OIL CORP
filed 2011-10-18
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendent No. 1

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

Marathon Oil Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2011 (the “Original Filing Date”).  This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to Exhibit 2.2 (the “Exhibit”) originally filed with the Quarterly Report.  The sole purpose of this Amendment No. 1 is to file a revised redacted version of the Exhibit, which supersedes in its entirety the Exhibit as originally filed with the Quarterly Report.  Certain portions of the information that were omitted from the Exhibit as filed with the Quarterly Report have now been included as part of the revised Exhibit.

Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report.  This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report.  Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, new certifications of the Company’s principal executive officer and principal financial officer are also attached as exhibits hereto.

The following exhibits are filed as a part of this report:

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1	Separation and Distribution Agreement dated as of May 25, 2011 among Marathon Oil Corporation, Marathon Oil Company and Marathon Petroleum Corporation.	8-K	2.1	5/26/11
2.2++	Purchase and Sale Agreement between Hilcorp Resources Holding, LP and Marathon Oil Company dated May 31, 2011					X
3.1	Amended and Restated By-Laws of Marathon Oil Corporation effective April 27, 2011.	8-K	3.1	4/29/11
10.1	Tax Sharing Agreement dated as of May 25, 2011 among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC.	8-K	10.1	5/26/11
10.2	Employee Matters Agreement dated as of May 25, 2011 among Marathon Oil Corporation and Marathon Petroleum Corporation.	8-K	10.2	5/26/11
10.3	Amendment to Employee Matters Agreement dated as of June 30, 2011 among Marathon Oil Corporation and Marathon Petroleum Corporation	10-Q	10.3	8/8/11
10.4	Transition Services Agreement dated as of May 25, 2011 between Marathon Oil Corporation and Marathon Petroleum Corporation.	8-K	10.3	5/26/11
12.1	Computation of Ratio of Earnings to Fixed Charges.	10-Q	12.1	8/8/11
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	10-Q	32.1	8/8/11
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	10-Q	32.2	8/8/11
101.INS	XBRL Instance Document	10-Q	101.INS	8/8/11
101.SCH	XBRL Taxonomy Extension Schema	10-Q	101.SCH	8/8/11
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-Q	101.CAL	8/8/11
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-Q	101.PRE	8/8/11
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-Q	101.LAB	8/8/11
101.DEF	XBRL Taxonomy Extension Definitions Linkbase	10-Q	101.DEF	8/8/11

++
Pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted from the publicly filed document and have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 18, 2011	MARATHON OIL CORPORATION

By: /s/ Michael K. Stewart
Michael K. Stewart
Vice President, Accounting and Controller