Form 10-K/A
period 2010-12-31
MARATHON OIL CORP
filed 2012-01-20
CIK 101778

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

There were 703,780,529 shares of Marathon Oil Corporation Common Stock outstanding as of December 31, 2011.

Documents Incorporated By Reference:

Portions of the registrant’s proxy statement relating to its 2011 annual meeting of stockholders, filed March 8, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

MARATHON OIL CORPORATION

We originally filed our Form 10-K for the year ended December 31, 2010 on February 28, 2011 (the “2010 Form 10-K”). We are filing this Amendment No. 1 to the 2010 Form 10-K solely for the purpose of correcting a typographical error on the certification filed as Exhibit 32.1. The period referenced in the certification has been corrected to refer to the period ended December 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. Documents Filed as Part of the Report

1. Financial Statements (see Part II, Item 8. of Form 10-K for the year ended December 31, 2010 filed on February 28, 2011)

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

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1++	Amended and Restated Arrangement Agreement among Marathon Oil Corporation, Marathon Oil Canada Corporation (formerly known as 1339971 Alberta Ltd.), Western Oil Sands Inc. and WesternZagros Resources Inc., dated as of September 14, 2007	S- 3ASR	2.7	10/17/2007	333-146772

2.2++	Amending Agreement among Marathon Oil Corporation, Marathon Oil Canada Corporation (formerly known as 1339971 Alberta Ltd.), Western Oil Sands Inc. and WesternZagros Resources Inc., dated as of October 15, 2007	S- 3ASR	2.8	10/17/2007	333-146772

2.3++	Plan of Arrangement under Section 193 of the Business Corporations Act (Alberta)	S- 3ASR	2.9	10/17/2007	333-146772

3	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	4/25/2007

3.2	By-Laws of Marathon Oil Corporation	8-K	3.1	4/29/2011

3.3	Specimen of Common Stock Certificate	8-K	3.3	5/14/2007

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Five Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, ABN Ambro Bank N.V., Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-K	4.1	2/26/2010

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
4.2	Amendment No. 1 dated as of May 4, 2006 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-Q	4.1	5/8/2006

4.3	Amendment No. 2 dated as of May 7, 2007 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-Q	4.1	8/7/2007

4.4	Amendment No. 3 dated as of October 4, 2007 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-Q	4.1	11/7/2007

4.5	Amendment No. 4 dated as of April 3, 2008 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-Q	4.2	5/9/2008

4.6	Indenture dated February 26, 2002 between Marathon and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon	S-3	4.4	7/26/2007	333-144874

4.7	Indenture dated February 1, 2011 between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to debt securities of Marathon Petroleum Corporation	8-K	4.1	2/1/2011

4.8	Guarantee Agreement of Marathon dated February 1, 2011	8-K	4.4	2/1/2011

Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon. Marathon hereby agrees to furnish a copy of any such instrument to the Commission upon its request

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
10	Material Contracts

10.1	Financial Matters Agreement between USX Corporation and United States Steel LLC (converted into United States Steel Corporation) dated as of December 31, 2001	10-K	10.2	2/29/2008

10.2	Registration Rights Agreement among Marathon Petroleum Corporation, Marathon Oil Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers	8-K	10.1	2/1/2011

10.3	Marathon Oil Corporation 2007 Incentive Compensation Plan (incorporated by reference to Appendix I to Marathon Oil Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007	14A	App. I	3/14/2007

10.4	Form of Non-Qualified Stock Option Award Agreement for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective May 30, 2007	10-Q	10.2	8/7/2007

10.5	Form of Non-Qualified Stock Option Award Agreement for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective February 24, 2010	10-K	10.5	2/28/2011

10.6	Form of Officer Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective May 30, 2007	10-Q	10.3	8/7/2007

10.7	Form of Officer Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective February 24, 2010	10-K	10.7	2/28/2011

10.8	Form of Performance Unit Award Agreement (2007-2009 Performance Cycle) for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective May 30, 2007	10-Q	10.4	8/7/2007

10.9	Form of Performance Unit Award Agreement (2007-2009 Performance Cycle) for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective February 24, 2010	10-K	10.9	2/28/2011

10.10	Marathon Oil Corporation Policy for Repayment of Annual Cash Bonus Amounts	10-K	10.10	2/28/2011

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
10.11	Marathon Oil Corporation 2003 Incentive Compensation Plan, Effective January 1, 2003	10-K	10.9	2/26/2010

10.12	First Amendment to Marathon Oil Corporation 1990 Stock Plan (as Amended and Restated) Effective January 1, 2002	10-Q	10.1	11/7/2008

10.13	First Amendment to Marathon Oil Corporation 1990 Stock Plan (as Amended and Restated Effective January 1, 2002	10-Q	10.2	11/7/2008

10.14	Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors	10-K	10.14	2/27/2009

10.15	Form of Non-Qualified Stock Option Grant for MAP officers granted under Marathon Oil Corporation’s 1990 Stock Plan, as amended and restated effective January 1, 2002	10-Q	10.3	11/3/2004

10.16	Form of Non-Qualified Stock Option Grant for MAP officers granted under Marathon Oil Corporation’s 1990 Stock Plan, as amended and restated effective January 1, 2002	10-K	10.14	3/6/2006

10.17	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.14	2/26/2010

10.18	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.15	2/26/2010

10.19	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.16	2/26/2010

10.20	Form of Non-Qualified Stock Option Award Agreement for MAP officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.17	2/26/2010

10.21	Form of Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.18	2/26/2010

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
10.22	Form of Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.19	2/26/2010

10.23	Form of Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.2	2/26/2010

10.24	Form of Non-Qualified Stock Option Award Agreement granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan	10-K	10.21	2/26/2010

10.25	Form of Officer Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan	10-K	10.22	2/26/2010

10.26	Form of Performance Unit Award Agreement (2005-2007 Performance Cycle) granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan	10-K	10.23	2/26/2010

10.27	Form of Non-Qualified Stock Option Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan	10-K	10.24	2/26/2010

10.28	Form of Performance Unit Award Agreement (2010-2012 Performance Cycle) granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan	10-K	10.25	2/26/2010

10.29	Form of Non-Qualified Stock Option Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan	10-K	10.26	2/26/2010

10.30	Marathon Oil Company Excess Benefit Plan	10-K	10.27	2/27/2009

10.31	Marathon Oil Company Deferred Compensation Plan	10-K	10.28	2/27/2009

10.32	Marathon Petroleum Company LLC Excess Benefit Plan	10-K	10.29	2/27/2009

10.33	Marathon Petroleum Company LLC Deferred Compensation Plan	10-K	10.30	2/27/2009

10.34	Speedway SuperAmerica LLC Excess Benefit Plan	10-K	10.31	2/27/2009

10.35	Executive Tax, Estate, and Financial Planning Program	10-K	10.32	2/27/2009

10.36	EMRO Marketing Company Deferred Compensation Plan	10-K	10.33	2/27/2009

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
10.37	Speedway SuperAmerica LLC Deferred Compensation Plan	10-K	10.34	2/27/2009

10.38	Executive Change in Control Severance Benefits Plan	10-K	10.35	2/27/2009

12.1	Computation of Ratio of Earnings to Fixed Charges	10-K	12.1	2/28/2011

14.1	Code of Ethics for Senior Financial Officers	10-K	14.1	2/26/2010

21.1	List of Significant Subsidiaries.	10-K	21.1	2/28/2011

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	23.1	2/28/2011

23.2	Consent of GLJ Petroleum Consultants, independent petroleum engineers and geologists.	10-K	23.2	2/28/2011

23.3	Consent of Ryder Scott, independent petroleum engineers and geologists.	10-K	23.3	2/28/2011

23.4	Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists	10-K	23.4	2/28/2011

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

99.1	Report of GLJ Petroleum Consultants, independent petroleum engineers and geologists.	10-K	99.1	2/28/2011

99.2	Summary report of audits performed by Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists.	10-K/A	99.2	9/17/2010

99.3	Summary report of audits performed by Ryder Scott, independent petroleum engineers and geologists.	10-K/A	99.3	9/17/2010

101.INS	XBRL Instance Document.	10-K	101.INS	2/28/2011

101.SCH	XBRL Taxonomy Extension Schema.	10-K	101.SCH	2/28/2011

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	10-K	101.CAL	2/28/2011

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	10-K	101.PRE	2/28/2011

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	10-K	101.LAB	2/28/2011

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	10-K	101.DEF	2/28/2011
++	Marathon agrees to furnish supplementally a copy of any omitted schedule to the United States Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 20, 2012	MARATHON OIL CORPORATION

By: /s/ MICHAEL K. STEWART

Michael K. Stewart
Vice President, Finance and Accounting, Controller and Treasurer