Form 10-K
period 2011-12-31
MARATHON OIL CORP
filed 2012-02-29
CIK 101778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission file number 1-5153

Marathon Oil Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 San Felipe Street, Houston, TX 77056-2723

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2011: $22,773 million. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.

There were 703,925,642 shares of Marathon Oil Corporation Common Stock outstanding as of January 31, 2012.

Documents Incorporated By Reference:

Portions of the registrant’s proxy statement relating to its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

MARATHON OIL CORPORATION

Unless the context otherwise indicates, references to “Marathon Oil,” “we,” “our,” or “us” in this Annual Report on Form 10-K are references to Marathon Oil Corporation, including its wholly-owned and majority-owned subsidiaries, and its ownership interests in equity method investees (corporate entities, partnerships, limited liability companies and other ventures over which Marathon Oil exerts significant influence by virtue of its ownership interest).

DEFINITIONS

Throughout the following report, the following company or industry specific terms and abbreviations are used.

AMPCO – Atlantic Methanol Production Company LLC, a company in which we own a 45 percent equity interest.

AOSP – Athabasca Oil Sands Project, an oil sands mining, transportation and upgrading joint venture located in Alberta, Canada, in which we hold a 20 percent interest.

bbl – One stock tank barrel, which is 42 U.S. gallons liquid volume.

bbld – barrels per day.

bboe – Billion barrels of oil equivalent. Natural gas is converted to a boe based on the energy equivalent, which on a dry gas basis is six mcf of gas per one barrel of oil equivalent.

bcf – Billion cubic feet.

boe – Barrels of oil equivalent.

boed – Barrels of oil equivalent per day.

BOEMRE – United States Bureau of Ocean Energy Management, Regulation and Enforcement.

btu – British thermal unit, an energy equivalency measure.

DD&A – Depreciation, depletion and amortization.

Developed acreage – The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development well – A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Downstream business – The refining, marketing and transportation (RM&T) operations, spun-off June 30, 2011 and now treated as discontinued operations.

Dry well – A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion.

EG – Equatorial Guinea.

EGHoldings – Equatorial Guinea LNG Holdings Limited, an LNG production company located in Equatorial Guinea in which we own a 60 percent equity interest.

E&P – Our Exploration and Production segment which explores for, produces and markets liquid hydrocarbons and natural gas on a worldwide basis.

EPA – Environmental Protection Agency.

Exit rate – The average daily rate of production from a well or group of wells in the last month of the period stated.

Exploratory well – A well drilled to find oil or gas in an unproved area, find a new reservoir in a field previously found to be productive in another reservoir, or extend a known reservoir.

FASB – Financial Accounting Standards Board.

Farmout – An assignment of an interest in a drilling location and related acreage conditional upon the drilling of a well on that location.

FPSO – Floating production, storage and offloading vessel.

IASB – International Accounting Standards Board.

IFRS – International Financial Reporting Standards.

IG – Our Integrated Gas segment which produces and markets products manufactured from natural gas, such as LNG and methanol, in EG.

IP – Average daily rate of production from a well in the initial 30 days of its operation, which may not be indicative of the rate of future production.

IRS – U.S. Internal Revenue Service.

KRG – Kurdistan Regional Government.

LNG – Liquefied natural gas.

LPG – Liquefied petroleum gas.

Marathon – The consolidated company prior to the June 30, 2011 spin-off of the downstream business.

Marathon Oil – The Company as it exists following the June 30, 2011 spin-off of the downstream business.

Marathon Petroleum Corporation (MPC) – The separate independent company which now owns and operates the downstream business.

mbbl – Thousand barrels.

mbbld – Thousand barrels per day.

mboe – Thousand barrels of oil equivalent.

mboed – Thousand barrels oil equivalent per day.

mcf – Thousand cubic feet.

mmbbl – Million barrels.

mmboe – Million barrels of oil equivalent.

mmbtu – Million British thermal units.

mmcfd – Million cubic feet per day.

mmt – Million metric tonnes.

mtd – Thousand metric tonnes per day.

Net acres or Net wells – The sum of the fractional working interests owned by us in gross acres or gross wells.

OPEC – Organization of Petroleum Exporting Countries.

OSM – Our Oil Sands Mining segment which mines, extracts and transports bitumen from oil sands deposits in Alberta, Canada, and upgrades the bitumen to produce and market synthetic crude oil and vacuum gas oil.

Productive well – A well that is not a dry well. Productive wells include producing wells and wells that are mechanically capable of production.

Proved reserves – Proved oil, natural gas and synthetic crude oil reserves are those quantities of oil, natural gas and synthetic crude oil, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible.

Proved developed reserves – Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves – Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

PSC – Production sharing contract.

Quest CCS – Quest Carbon Capture and Storage project at the AOSP in Alberta, Canada.

Reserve replacement ratio – A ratio which measures the amount of proved reserves added to our reserve base during the year relative to the amount of oil and gas produced.

Royalty interest – An interest in an oil or natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

SAGE – U.K. Scottish Area Gas Evacuation system composed of a pipeline and processing terminal.

SEC – U.S. Securities and Exchange Commission.

Seismic – An exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape and depth of subsurface rock formation (3-D seismic provides three-dimensional pictures).

U.K. – United Kingdom.

Undeveloped acreage – Acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

U.S. – United States of America.

U.S. GAAP – Accounting principles generally accepted in the U.S.

Working interest (WI) – The interest in a mineral property which gives the owner that share of production from the property. A working interest owner bears that share of the costs of exploration, development and production in return for a share of production. Working interests are typically burdened by overriding royalty interest or other interests.

WTI – West Texas Intermediate crude oil, an index price.

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically contain words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “predict,” “target,” “project,” “could,” “may,” “should,” “would” or similar words, indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements in this Report may include, but are not limited to, levels of revenues, income from operations, net income or earnings per share; levels of capital, exploration, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital, exploration or maintenance projects; volumes of production or sales of liquid hydrocarbons, natural gas, and synthetic crude oil; levels of worldwide prices of liquid hydrocarbons and natural gas; levels of liquid hydrocarbon, natural gas and synthetic crude oil reserves; the acquisition or divestiture of assets; the effect of restructuring or reorganization of business components; the potential effect of judicial proceedings on our business and financial condition; levels of common share repurchases; and the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities.

PART I

Item 1. Business

General

Marathon Oil Corporation was incorporated in 2001 and is an international energy company engaged in exploration and production, oil sands mining and integrated gas with operations in the United States, Angola, Canada, Equatorial Guinea, Indonesia, the Iraqi Kurdistan Region, Libya, Norway, Poland and the United Kingdom. We are based in Houston, Texas with our corporate headquarters at 5555 San Felipe Road, Houston, Texas 77056-2723 and a telephone number of (713) 629-6600.

On June 30, 2011, the spin-off of Marathon’s downstream business was completed, creating two independent energy companies: Marathon Oil and MPC. Marathon shareholders at the close of business on the record date of June 27, 2011 received one share of MPC common stock for every two shares of Marathon common stock held. Fractional shares of MPC common stock were not distributed and any fractional share of MPC common stock otherwise issuable to a Marathon shareholder was sold in the open market on such shareholder’s behalf, and such shareholder received a cash payment with respect to that fractional share. A private letter ruling received in June 2011 from the IRS affirmed the tax-free nature of the spin-off. Activities related to the downstream business have been treated as discontinued operations in all periods presented in this Annual Report on Form 10-K, with additional information in Item 8. Financial Statements and Supplementary Data – Note 3 to the consolidated financial statements.

Strategy and Results Summary

Assets within our three segments are at various stages in their lifecycle: base, growth or exploration. We have a stable group of base assets, which include our OSM and IG segments and E&P assets in Norway, Equatorial Guinea, Libya, the U.K. and the U.S. These assets generate much of the cash that will be available for investment in our growth assets and exploration projects. Growth assets are where we expect to make significant investment in order to realize oil and gas production and reserve increases. We are focused on U.S. liquid hydrocarbon growth by developing liquids-rich shale play positions, including most recently the establishment of a strong position in the core of the Eagle Ford shale play. In addition to the U.S. shale plays, growth assets include the development of Angola Block 31, our discoveries in the Iraqi Kurdistan Region, select Gulf of Mexico blocks and our Canadian in-situ assets. Our areas of exploration are Poland, the Iraqi Kurdistan Region, Norway and the Gulf of Mexico. We continually evaluate ways to optimize our portfolio through acquisitions and divestitures, with a previously stated goal of divesting between $1.5 and $3.0 billion of non-core assets between 2011 and 2013. Through January 2012, we closed such transaction having values of $640 million.

We ended 2011 with proved reserves of 1.8 bboe, an 10 percent increase over 2010. Average sales volumes were 219 mbbld of liquid hydrocarbon, 866 mmcfd of natural gas and 43 mbbld of synthetic crude oil, with 66 percent of our liquid hydrocarbon sales volumes from international operations, for which average realizations have exceeded WTI prices. We invested in the development of assets in all our segments, totaling $3.4 billion in capital expenditures related to continuing operations for the year, with $3 billion related to our E&P segment. We expect continued capital expenditures, primarily funded with cash flow from operations, in exploration and development activities in order to realize continued reserve and sales growth. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook, for discussion of our $4.8 billion capital spending budget for 2012.

The above discussion of strategy and results includes forward-looking statements with respect to the goal of divesting between $1.5 and $3.0 billion of non-core assets between 2011 and 2013 and expected investment in exploration and development activities. Some factors that could potentially affect the divestiture of non-core assets and expected investment in exploration and development activities include changes in prices of and demand for liquid hydrocarbons and natural gas, actions of competitors, occurrence of acquisitions or dispositions of oil and natural gas properties, future financial condition and operating results, and economic, and/or regulatory factors affecting our businesses, the identification of buyers and the negotiation of acceptable prices and other terms, as well as other customary closing conditions. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

The map below illustrates the locations of our worldwide operations.

Segment and Geographic Information

For operating segment and geographic financial information, see Item 8. Financial Statements and Supplementary Data – Note 8 to the consolidated financial statements.

Exploration and Production Segment

In the discussion that follows regarding our exploration and production operations, references to net wells, sales or investment indicate our ownership interest or share, as the context requires.

We are engaged in oil and gas exploration, development and/or production activities in the United States, Angola, Canada, Equatorial Guinea, Indonesia, the Iraqi Kurdistan Region, Libya, Norway, Poland, and the United Kingdom.

Liquids-Rich Shale Plays

Eagle Ford – In the fourth quarter of 2011, we closed several acquisitions in the Eagle Ford shale play of south Texas for a total cash consideration of $4.5 billion. See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for additional information about these acquisitions.

Upon finalization of the 2011 Eagle Ford acquisition transactions, we will have just over 300,000 net acres in the Eagle Ford shale with an average working interest of approximately 80 percent. As of December 31, 2011, we had 14 operated drilling rigs active in the play, with plans to increase to 18 drilling rigs and 4 dedicated hydraulic fracturing crews by the end of 2012. Our plans include drilling and completing 200 – 230 gross (160 – 185 net) operated wells in 2012.

Including the impact of our fourth quarter 2011 acquisitions, annual net sales for 2011 were 2 mboed, with a December exit rate of 13 mboed. Our production from the Eagle Ford shale is either sold at the lease or moved via truck or pipeline to markets. We own and operate the Sugarloaf gathering system, a 42-mile natural gas pipeline through the heart of our recently purchased acreage in Karnes, Atascosa, and Bee Counties of south Texas. Our future production estimates will require additional markets, transportation, storage and plant processing to be either contracted or constructed and a variety of negotiations are underway with a goal of continued access to adequate infrastructure and markets. Key considerations in this development will be the timing of contract availability and efforts to receive optimal price based upon delivery location.

Bakken – We hold just over 400,000 net acres in the Bakken shale oil play in the Williston Basin of North Dakota and eastern Montana with an average working interest in the acreage of approximately 80 percent. Throughout 2011, we continued selective acreage acquisitions and leasing, adding approximately 40,000 net acres which expanded to a new prospect area. In 2011 we drilled 61 gross (55 net) operated wells and completed 71 gross (63 net) operated wells. We also moved from 20-stage to 30-stage hydraulic fracturing, which increases both production rates and estimated ultimate recovery from the wells. At December 31, 2011, we had 7 operated drilling rigs and 2 dedicated hydraulic fracturing crews in our Bakken shale program, and expect to add one more rig in 2012 to accomplish plans to drill 69 gross (53 net) and complete 72 – 84 gross (53 – 61 net) operated wells in 2012.

Our net sales from the Bakken shale averaged 17 mboed in 2011, a 36 percent increase over 2010, and our production exit rate for 2011 was 24 mboed. We sell our Bakken production into local markets predominately via trucking. A variety of negotiations are underway to provide adequate infrastructure and markets for our future estimated production levels, including the potential export of volumes from the regional markets via pipeline or rail projects.

Anadarko Woodford – In the Anadarko Woodford shale play in Oklahoma, we hold 160,000 net acres of which approximately 100,000 acres are held by production. In 2011, we executed an operated drilling program focused on the liquids-rich areas of the play, drilling 15 gross (11 net) exploration and 8 gross (6 net) development wells, of which 11 gross (9 net) wells were completed.

The Shi Randall well, in which we hold a 50 percent working interest, was completed in the third quarter of 2011. The Shi Randall had a gross IP of 455 bbld of liquid hydrocarbons and 6 mmcfd of natural gas, subject to pipeline constraints. It was one of the initial wells in the Knox area (southern Woodford) and is helping to prove up a prospective area where we have a strong acreage position.

The Anadarko Woodford shale averaged net sales of 2 mboed during 2011. In 2012, we plan to maintain our current level of 6 rigs and drill 35 – 40 gross (19 – 22 net) operated wells with more focus on development drilling. Outside-operated projects could add an additional 30 – 50 gross (6 – 10 net) wells. See below for additional discussion of our conventional, primarily natural gas production operations in Oklahoma.

DJ Basin – In 2010, we began leasing in the Niobrara play in the DJ Basin of northern Colorado and southeast Wyoming and built an acreage position of approximately 180,000 acres. In April 2011, we farmed-out a 30 percent undivided working interest retaining 70 percent and operatorship. See Item 8. Financial Statements and Supplementary Data – Note 6 to the consolidated financial statements for additional information regarding this transaction. As of December 31, 2011 we hold 151,000 net acres. In 2011, we drilled a total of 12 gross (7 net) operated wells, with four gross (two net) operated wells completed. We are currently operating 2 drilling rigs in the DJ Basin and expect to drill 25 – 35 gross (13 – 19 net) operated wells in 2012. Outside-operated projects could add an additional 25 – 35 gross (4 – 5 net) wells. We exited December with a net production rate of 86 boed. We have other natural gas assets in Colorado which are discussed below.

United States

Alaska – We produce natural gas in the Cook Inlet and adjacent Kenai Peninsula of Alaska where we have operated and outside-operated interests in 10 fields covering 118,000 net acres. In 2011, we drilled 1 operated well in the Ninilchik field and participated in 1 non-operated horizontal well in the McArthur River field, both in the Cook Inlet. Plans for 2012 include continued investments in production optimization and operational reliability.

Net natural gas sales from Alaska averaged 94 mmcfd in 2011. Typically, our natural gas sales from Alaska are seasonal in nature, trending down during the second and third quarters of each year and increasing during the fourth and first quarters. To manage supplies to meet contractual demand we produce and store natural gas in a partially depleted reservoir in the Kenai natural gas field.

Complementing our production operations in Alaska is our majority ownership in four operated natural gas pipelines totaling 140 miles. These are bidirectional systems providing transportation from multiple producers to numerous end users in and around the Cook Inlet.

Colorado – We hold leases of 8,700 net acres with natural gas production in the Piceance Basin of Colorado, located in the Greater Grand Valley field complex, with net sales of 20 mmcfd in 2011. Currently the field has 77 gross/net wells producing.

Oklahoma – We have long-established operated and non-operated conventional production operations in several Oklahoma fields from which 2011 sales averaged 2 mbbld of liquid hydrocarbons and 53 mmcfd of natural gas. In 2011 we participated in 7 gross (2 net), non-operated wells in the state. We also drilled 1 company operated well. Plans for 2012 include 11 gross (2 net) wells, targeting liquids.

Texas/North Louisiana/New Mexico – In east Texas and north Louisiana, we hold 184,000 net acres. Approximately 20,000 of the acres are in the Haynesville and Bossier natural gas shale plays. Most of the acreage in these shale plays is held by production. We participated in 3 gross (1 net) non-operated wells in the area during 2011. Conventional production was primarily from the Mimms Creek, Pearwood and Oletha fields, in 2011. Net sales from east Texas and north Louisiana averaged 7 mboed.

We also participate in several outside-operated Permian Basin fields in west Texas and New Mexico. Net sales from this area were 7 mboed in 2011. Activity in 2012 will center around carbon dioxide flood programs in the Seminole and Vacuum fields.

Wyoming – We hold 260,000 net acres in Wyoming and have almost 100 years of exploration and development in the state. We have ongoing enhanced oil recovery projects at the mature Bighorn Basin and Wind River Basin fields and initiated an additional enhanced recovery project at our 100 percent owned and operated Pitchfork field in 2011. We have conventional natural gas operations in the Greater Green River Basin and unconventional coal bed natural gas operations in the Powder River Basin. In 2011, we drilled 17 gross (17 net) operated development wells in Wyoming, which included five wellbore re-entries and plan 3 – 4 gross (3 – 4 net) operated wells in 2012. Our Wyoming sales averaged 17 mbbld of liquid hydrocarbons and 75 mmcfd of natural gas during 2011. In addition, we own and operate the 420-mile Red Butte Pipeline. This crude oil pipeline connects Silvertip Station on the Montana/Wyoming state line to Casper, Wyoming.

West Virginia/Pennsylvania – In the Appalachian Basin we hold 82,000 net acres in the Marcellus shale natural gas play in Pennsylvania and West Virginia. In February 2011, we entered into a joint venture on a large portion of our Marcellus shale acreage position. Under the agreement which ends in 2012, our joint venture partner will earn 50 percent of approximately 60,000 acres under a drilling carry and has an option to acquire our remaining acreage while we retain the rights to continue to market the acreage to others. In 2011, 2 gross (1 net) outside-operated wells were drilled with 1 gross (0.5 net) well awaiting completion. We expect to participate in 4 gross (2 net) wells in 2012.

Gulf of Mexico – Production

On December 31, 2011, we held material interests in seven producing fields, four of which are company-operated.

We operate and have a 65 percent working interest in the Ewing Bank Block 873 platform which is located 130 miles south of New Orleans, Louisiana. The platform started operations in 1994 and serves as a production hub for the Lobster, Oyster and Arnold fields on Ewing Bank blocks 873, 917 and 963. The facility also processes third-party production via subsea tie-backs.

We own a 50 percent working interest in the outside-operated Petronius field on Viosca Knoll Blocks 786 and 830 located 130 miles southeast of New Orleans, which includes six producing wells. The Petronius platform is capable of providing processing and transportation services to nearby third-party fields. During 2012, we plan to acquire seismic data in order to identify future drilling opportunities.

We hold a 30 percent working interest in the outside-operated Neptune field located on Atwater Valley Block 575, 120 miles off the coast of Louisiana. The development includes seven subsea wells tied back to a stand-alone platform. Additional drilling and recompletion activity is being considered for 2012.

We have a 100 percent operated working interest and an 81 percent net revenue interest in the Droshky development located on Green Canyon Block 244 off the coast of Louisiana. This development began production in mid-July of 2010 and reached peak net production of 45 mboed in the third quarter of 2010. The field will be produced to abandonment pressures which are expected to be reached in the first half of 2012.

We hold a 68 percent working interest in Ozona. Development of our operated Ozona prospect, located on Garden Banks Block 515, was delayed by the Drilling Moratorium (discussed below) and subsequent regulatory changes. In 2011, we completed the Ozona well as a single zone producer tied back to a non-operated host platform. First production began in late December 2011.

Average net sales for 2011 from the Gulf of Mexico were 30 mbbld of liquid hydrocarbons and 24 mmcfd of natural gas.

We also own a 34 percent outside-operated interest in the Neptune gas plant located onshore Louisiana. This high efficiency gas plant, which services four high pressure offshore and onshore pipelines, has a 650 mmcfd capacity.

Gulf of Mexico – Exploration

We have 21 prospects, 16 of which are operated in the Gulf of Mexico. As a result of an explosion and significant spill from a deepwater rig in the Gulf of Mexico, the U.S. Department of the Interior issued a drilling moratorium on May 30, 2010 (“Drilling Moratorium”), to suspend the drilling of deepwater wells, and prohibit drilling any new deepwater wells

(defined as greater than 500 foot water depth). The Drilling Moratorium was lifted on October 12, 2010. Our first exploration plan approval was received in August 2011. In 2011, we received lease extensions for 26 blocks in the Gulf of Mexico which had been impacted by the Drilling Moratorium.

A successful deepwater oil discovery well was drilled on the Gunflint prospect located on Mississippi Canyon Block 948, 160 miles southeast of New Orleans in 2008. We own a 15.25 percent interest in this outside-operated prospect. Gunflint prospect appraisal wells were subject to the Drilling Moratorium. Drilling of the first appraisal well began in December 2011, and a second appraisal well is planned for mid-year 2012.

In the first quarter of 2009, we participated in a deepwater oil discovery on the Shenandoah prospect located on Walker Ridge Block 52. We own a 10 percent interest in this outside-operated prospect. The first appraisal well is planned for mid-year 2012.

In March 2011, we completed our evaluation of the Flying Dutchman exploratory well, located on Green Canyon Block 511. We determined that the options to develop were not viable and all well costs have been expensed.

In accordance with the federal government’s Drilling Moratorium, we temporarily suspended drilling an exploratory well on the Innsbruck prospect located on Mississippi Canyon Block 993 at a depth of 19,800 feet as compared to a proposed total depth of 29,500 feet. In 2011, we received approval for our current exploration plan from the BOEMRE. We have contracted a rig for this project and drilling is expected to commence in the third quarter of 2012. In December 2011, we assigned a 40 percent interest in the portion of Mississippi Canyon Block 993 that includes Innsbruck, in exchange for a 30 percent non-operated interest in Green Canyon Blocks 403 and 404 in the Kilchurn prospect plus reimbursement of certain well costs incurred to date on Innsbruck. We now have a 45 percent working interest in Innsbruck and continue to operate the prospect. The operator commenced drilling on the Kilchurn prospect in December 2011.

In October 2011, we received approval of an exploration plan from the BOEMRE for the Key Largo prospect located on Walker Ridge Block 578. We have a 60 percent working interest and are the operator of this prospect. Drilling is expected in the second half of 2012.

Africa

Equatorial Guinea – We own a 63 percent operated working interest under a PSC in the Alba field which is offshore EG. During 2011, EG net liquid hydrocarbon sales averaged 38 mbbld, and net natural gas sales were 443 mmcfd. Planned maintenance in EG is scheduled for a 28-day period from late first quarter through early second quarter 2012, with operations expected to be completely shut down for eight of those days.

We hold a 63 percent operated working interest in the Deep Luba discovery on the Alba Block and we are the operator with a 90 percent interest in the Corona well on Block D. These wells are part of our long-term LNG strategy. We expect these discoveries to be developed when the natural gas supply from the nearby Alba field starts to decline.

We also own a 52 percent interest in Alba Plant LLC, an equity method investee that operates an onshore LPG processing plant located on Bioko Island. Alba field natural gas is processed by the LPG plant. Under a long-term contract at a fixed price per btu, the LPG plant extracts secondary condensate and LPG from the natural gas stream and uses the natural gas in its operations. During 2011, a gross 890 mmcfd of natural gas was supplied to the LPG production facility and 4 mbbld of secondary condensate and 11 mbbld of LPG were produced by Alba Plant LLC. Our share of the income ultimately generated by the subsequent export of secondary condensate and LPG produced by Alba Plant LLC is reflected in our E&P segment.

As part of our Integrated Gas segment, we own 45 percent of AMPCO and 60 percent of EGHoldings, both of which are accounted for as equity method investments. AMPCO operates a methanol plant and EGHoldings operates an LNG production facility, both located on Bioko Island. Dry natural gas from the Alba field, which remains after the condensate and LPG are removed by Alba Plant LLC, is supplied to both of these facilities under long-term contracts at fixed prices. Because of the location of and limited local demand for natural gas in Equatorial Guinea, we consider the prices under the contracts with Alba Plant LLC, AMPCO and EGHoldings to be comparable to the price that could be realized from transactions with unrelated parties in this market under the same or similar circumstances. Our share of the income ultimately generated by the subsequent export of methanol produced by AMPCO and LNG produced by EGHoldings is reflected in our Integrated Gas segment as discussed below. During 2011, a gross 127 mmcfd of dry natural gas was supplied to the methanol plant and a gross 668 mmcfd of dry gas was supplied to the LNG production facility. Any remaining dry gas is returned offshore and reinjected into the Alba field for later production.

Libya – Civil unrest, which began in February 2011 in parts of North Africa, escalated to armed conflict in Libya where we hold a 16 percent working interest in the Waha concessions, which encompass almost 13 million acres located in the Sirte Basin of eastern Libya. During the first quarter 2011, all production operations in Libya were suspended. In the fourth quarter of 2011, limited production resumed from the Waha concessions, but we made no deliveries of hydrocarbons. In January 2012, Libya produced 190 gross mbbld (25 net mbbld), and sales are planned to resume in the first quarter of 2012. The return of our operations in Libya to pre-conflict levels is unknown at this time; however, we and our partners in the Waha concessions are assessing the condition of our assets and determining when the full resumption of operations will be viable.

Angola – Offshore Angola, we hold 10 percent working interests in Blocks 31 and 32, both of which are outside-operated. The discoveries on Blocks 31 and 32 represent several potential development hubs. In 2008, we received approval to proceed with the first deepwater development project, called the PSVM development, which includes the Plutao, Saturno, Venus and Marte discoveries and one successful appraisal well in the northeastern portion of Block 31. The PSVM development will utilize an FPSO with a total of 48 production and injection wells. Development drilling began in 2010 and first production is anticipated in mid-2012. The potential for a second development hub on this block is being evaluated. Studies are underway to establish a development in the eastern part of Block 32 and to assess the development potential of the other discoveries. We anticipate at least one development on Block 32.

Europe

Norway – We operate 10 licenses and hold interests in over 249,000 net acres on the offshore Norwegian continental shelf. In 2011, net sales from Norway averaged 80 mbbld of liquid hydrocarbons and 42 mmcfd of gas.

The Alvheim development is comprised of the Kameleon, East Kameleon and Kneler fields, in which we have a 65 percent working interest, and the Boa field, in which we have a 58 percent working interest. It is produced to the Alvheim complex which consists of an FPSO with subsea infrastructure. In 2011, due to debottlenecking efforts, capacity of the FPSO increased to 86 mbbld net (149 mbbld gross). Produced oil is transported by shuttle tanker and produced natural gas is transported to the SAGE system by pipeline. At the end of 2011, the Alvheim development included 13 producing wells and two water disposal wells. An additional development well is planned in 2012.

The nearby outside-operated Vilje field, in which we own a 47 percent working interest, began producing through the Alvheim complex in August 2008. At the end of 2011, two wells were producing and an additional development, Vilje Sor had been approved. Production from Vilje Sor is estimated to begin near the end of 2013.

The Volund field, five miles south of the Alvheim FPSO was the second subsea development tied back to the Alvheim complex. The Volund development, in which we own a 65 percent operated working interest, consists of three production wells and one water injection well. First production from Volund was announced in September 2009. It initially functioned as a swing producer to allow us to maintain full capacity on the Alvheim FPSO until the second quarter of 2010 when we commenced full production. Drilling of an additional development well at Volund is planned for fourth quarter 2012, with first production scheduled in early 2013.

Also offshore Norway, are the Boyla (formerly Marihone) and Viper discoveries in which we hold a 65 percent operated working interest. The Boyla oil discovery is located in license PL340 about 12 miles south of the Volund and Alvheim fields. The Viper oil discovery is located in license PL203, immediately next to the Volund field in license PL150. Both discoveries are being evaluated for possible tie back to the Alvheim complex. An investment decision on Boyla could occur in the second quarter of 2012, with first production estimated to begin in the fourth quarter of 2014.

Exploration activities will continue in 2012 and 2013. The Velsemøy well is expected to begin drilling late in 2012 in license PL531 where we hold a 10 percent carried working interest. Drilling is expected to commence in the first quarter of 2013 on the Sverdrup well in license PL 330 where we hold a 30 percent operated working interest.

United Kingdom – Net sales from the U.K. averaged 21 mbbld of liquid hydrocarbons and 55 mmcfd of natural gas. Our largest asset in the U.K. sector of the North Sea is the Brae area complex where we are the operator and have a 42 percent working interest in the South, Central, North and West Brae fields and a 39 percent working interest in the East Brae field. The Brae Alpha platform and facilities host the South, Central and West Brae fields. The North Brae field, which is produced via the Brae Bravo platform, and the East Brae field, which is produced via the East Brae platform, are natural gas condensate fields. The East Brae platform also hosts the nearby Braemar field in which we have a 28 percent working interest. Two development wells were completed at West Brae in early 2011 and we continue to pursue Brae complex projects designed to maximize natural gas recovery and maintain deliverability rates to the U.K. market.

The strategic location of the Brae platforms, along with pipeline and onshore infrastructure, has generated third-party processing and transportation business since 1986. Currently, the operators of twenty-five third-party fields are contracted to use the Brae system and 73 mboed are being processed or transported through the Brae infrastructure. In 2011, we installed a new module to accommodate the tie back of the third-party operated Devenick field. In addition to generating processing and pipeline tariff revenue, this third-party business optimizes infrastructure usage.

The Brae group owns a 50 percent interest in the outside-operated SAGE system. The SAGE pipeline transports natural gas from the Brae area, and the third-party Beryl area, and has a total wet natural gas capacity of 1.1 bcf per day. The SAGE terminal at St. Fergus in northeast Scotland processes natural gas from the SAGE pipeline as well as approximately 1 bcf per day of third-party natural gas.

In the U.K. Atlantic Margin west of the Shetland Islands, we own an average 30 percent working interest in the outside-operated Foinaven area complex, consisting of a 28 percent working interest in the main Foinaven field, 47 percent working interest in East Foinaven and 20 percent working interest in the T35 and T25 fields. The export of Foinaven liquid hydrocarbons is via shuttle tanker from the FPSO to market. All natural gas sales are to the non-operated Magnus platform for use as injection gas. An upgrade of equipment on the FPSO is expected to extend the life of the fields through 2021. Additionally, the planned installation of replacement flowlines should secure the long-term integrity of the subsea infrastructure, but the related downtime is expected to cause a reduction in sales volumes in 2012. Average net sales from Foinaven were 12 mboed in 2011.

Poland – Between December 2009 and October 2010, we acquired eleven 5-year licenses, totaling 2.3 million gross acres. In 2011, we farmed-out to two companies an aggregate 49 percent undivided interest in ten of these licenses which will be earned through drilling. As of December 31, 2011, we hold a 51 percent working interest in these 10 concessions, a 100 percent interest in the remaining concession for a total of 1.2 million net acres. We are operator under all licenses. We are in the early stages of exploring and evaluating the full potential of these holdings. We drilled, cored and logged our first vertical exploratory well in late 2011 and are evaluating the data. In addition, we expect to complete proprietary 2-D seismic acquisitions in the first quarter of 2012. We have a drilling commitment of one well per license and plan to drill 6 – 7 gross (3 – 4 net) exploration wells in 2012.

Canada

We hold interests in both operated and outside-operated exploration stage oil sand leases in Alberta, Canada, which would be developed using in-situ methods of extraction. These leases cover approximately 143,000 gross acres (52,000 net) in four project areas: Namur, in which we hold a 60 percent operated interest; Birchwood, in which we hold a 100 percent operated interest; Ells River, in which we hold a 20 percent outside-operated interest and Saleski in which we hold a 33 percent outside-operated interest. Exploration on the Birchwood prospect continued in the winter of 2011-2012 with a seismic program and water well drilling. Approximately 100 stratigraphic test wells were drilled on the Birchwood prospect in the winter of 2010-2011 providing data for the ongoing assessment of reservoir quality. We expect sanction of a pilot project in 2013.

Other International

Iraqi Kurdistan Region – In October 2010, we acquired a position in four exploration blocks in the Iraqi Kurdistan Region. In aggregate, these contracts provide us with access to approximately 368,000 net acres. We signed PSCs for operatorship and 80 percent ownership in the Harir and Safen blocks northeast of Erbil. The KRG holds a 20 percent carried interest in these blocks. We have committed to a seismic program and to drilling one well on both Hafir and Safen during the initial three-year exploration period. We were assigned interests in two additional outside-operated blocks located north-northwest of Erbil: Atrush, in which we have a 16 percent ownership (the KRG holds a 4 percent carried interest), and Sarsang, in which we have a 20 percent interest (the KRG holds a 5 percent carried interest). In 2011, we announced the Atrush-1 discovery on the Atrush block and a second discovery, the Swara Tika-1 well on the Sarsang block. The Swara Tika-2, an appraisal well on the Sarsang block, commenced drilling in the fourth quarter of 2011. The Atrush-2, an appraisal well on the Atrush block, is planned for 2012. Planning is underway on extended well testing and early production systems, with first production expected in the fourth quarter of 2012.

Indonesia – We are the operator of three exploration licenses in Indonesia: the Pasangkayu block with a 70 percent interest, the Kumawa block with a 55 percent interest, and the Bone Bay block with a 55 percent interest. In 2011 and 2010, wells were drilled on the Bravo and Romeo prospects in the Pasangkayu block. These wells were expensed as dry holes. We have notified our joint venture partner and the Indonesian government that we intend to relinquish the PSC on the Pasangkayu block. Discussions continue and we are awaiting a government response. We are evaluating the Bone Bay and Kumawa blocks.

Acquisitions and Dispositions

As previously discussed, during 2011 we closed several acquisition transactions in the Eagle Ford shale play and farmed-out minority interests in our DJ Basin and Poland acreage. Also, in March 2011, we closed the sale of our outside-operated interests in the Gudrun field development and the Brynhild and Eirin exploration areas offshore Norway.

In October 2011, we entered into definitive agreements to sell our equity method interests in Poseidon Oil Pipeline Company, L.L.C. and Odyssey Pipeline L.L.C. and certain other oil pipeline interests including the Eugene Island Pipeline System. The transaction closed on January 3, 2012.

In December 2011 we sold our 25 percent interest in the Stones prospect located on Walker Ridge Block 508 to the operator. We also exchanged a 100 percent interest in Atwater Valley Block 398 in the Sandpiper prospect, for a 100 percent interest in Walker Ridge Block 577 in the Key Largo prospect and a 20 percent interest in Green Canyon Block 286 in the Hypnos prospect. After this transaction, we hold a 50 percent interest in Green Canyon Block 286 and a 100 percent interest in Walker Ridge Block 577.

See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for additional information about the acquisitions and Note 6 for additional information about the farm-outs and divestitures.

The above discussion of the E&P segment includes forward-looking statements with respect to anticipated future exploratory and development drilling activity, drilling rig activity in the U.S., planned maintenance downtime, timing of reaching abandonment pressures in Droshky, continued investments in Alaska, timing of first production from Vilje Sor, Boyla and Kurdistan, planned acquisition of seismic data for Petronius, plans to achieve first production from the PSVM development on Block 31 offshore Angola and other possible developments, plans to resume sales in Libya and the expected extension of the Foinaven fields. Some factors which could possibly affect these forward-looking statements include pricing, supply and demand for petroleum products, the amount of capital available for exploration and development, regulatory constraints, drilling rig availability, unforeseen hazards such as weather conditions, natural disasters, acts of war or terrorist acts and the governmental or military response, and other geological, operating and economic considerations. The foregoing forward-looking statements may be further affected by the inability to obtain or delay in obtaining necessary government and third-party approvals and permits. The offshore developments could further be affected by presently known data concerning size and character of reservoirs, economic recoverability, future drilling success and production experience. Predicted planned maintenance and FPSO downtime are good faith estimates and preliminary, and therefore, subject to change. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Productive and Drilling Wells

For our E&P segment, the following tables set forth gross and net productive wells and service wells as of December 31, 2011, 2010 and 2009 and drilling wells as of December 31, 2011.

	Productive Wells(a)
	Oil		Natural Gas		Service Wells		Drilling Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2011
United States	5,809	2,058	3,121	1,876	2,313	734	55	28

Equatorial Guinea	-	-	14	9	4	3	-	-
Other Africa(b)	-	-	-	-	1	-	-	-

Total Africa	-	-	14	9	5	3	-	-
Total Europe	73	31	40	16	28	10	2	1
Total Other International	-	-	-	-	-	-	1	-

Worldwide	5,882	2,089	3,175	1,901	2,346	747	58	29

2010
United States	4,818	1,860	3,145	1,905	2,466	746

Equatorial Guinea	-	-	13	9	5	3
Other Africa	1,022	168	3	-	94	16

Total Africa	1,022	168	16	9	99	19
Total Europe	71	30	40	16	29	11

Worldwide	5,911	2,058	3,201	1,930	2,594	776

2009
United States	4,806	1,788	5,158	3,569	2,447	734

Equatorial Guinea	-	-	13	9	5	3
Other Africa	976	160	-	-	91	15

Total Africa	976	160	13	9	96	18
Total Europe	67	27	44	18	27	10

Worldwide	5,849	1,975	5,215	3,596	2,570	762
(a)

Of the gross productive wells, wells with multiple completions operated by us totaled 168, 164 and 170 as of December 31, 2011, 2010 and 2009. Information on wells with multiple completions operated by others is unavailable to us.

(b)

As operations were resuming in Libya at December 31, 2011, an accurate count of productive wells was not possible; therefore no Libyan wells are included in this number. Production from Libya at December 31, 2011 was approximately 30 percent of the 45 mboed pre-conflict level.

Drilling Activity

For our E&P segment, the following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years.

	Development				Exploratory				Total
	Oil	Natural Gas	Dry	Total	Oil	Natural Gas	Dry	Total
2011
United States	46	17	3	66	37	4	1	42	108
Total Africa(a)	2	-	-	2	-	-	-	-	2
Total Europe	2	-	-	2	-	-	-	-	2
Total Other International	-	-	-	-	-	-	1	1	1

Worldwide	50	17	2	70	37	4	2	43	113
2010
United States	35	46	1	82	20	11	3	34	116
Total Africa	5	-	-	5	1	-	-	1	6
Total Europe	2	-	-	2	-	-	-	-	2
Total Other International	-	-	-	-	1	-	1	2	2

Worldwide	42	46	1	89	22	11	4	37	126
2009
United States	11	54	2	67	37	9	2	48	115
Total Africa	5	1	-	6	-	-	-	-	6
Total Europe	1	-	-	1	1	-	-	1	2

Worldwide	17	55	2	74	38	9	2	49	123
(a)	Activity in Libya through February 2011.

Acreage

We believe we have satisfactory title to our properties in accordance with standards generally accepted in the industry; nevertheless, we can be involved in title disputes from time to time which may result in litigation. In the case of undeveloped properties, an investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. Our title to properties may be subject to burdens such as royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the industry. In addition, our interests may be subject to obligations or duties under applicable laws or burdens such as net profits interests, liens related to operating agreements, development obligations or capital commitments under international PSCs or exploration licenses.

The following table sets forth, by geographic area, the gross and net developed and undeveloped exploration and production acreage held in our E&P segment as of December 31, 2011.

	Developed		Undeveloped		Developed and Undeveloped
(In thousands)	Gross	Net	Gross	Net	Gross	Net
United States	1,620	1,215	1,449	1,143	3,069	2,358
Canada	-	-	143	55	143	55

Total North America	1,620	1,215	1,592	1,198	3,212	2,413
Equatorial Guinea	45	29	92	69	137	98
Other Africa	12,909	2,108	2,580	258	15,489	2,366

Total Africa	12,954	2,137	2,672	327	15,626	2,464
Total Europe	131	68	3,173	1,449	3,304	1,517
Other International	-	-	3,985	2,334	3,985	2,334

Worldwide	14,705	3,420	11,422	5,308	26,127	8,728

Of the 5.3 million net undeveloped acres held at December 31, 2011, 15 percent, 9 percent and 20 percent of those acres are under agreements scheduled to expire in the years 2012, 2013, and 2014.

Marketing Activities

Our E&P segment includes activities related to the marketing and transportation of substantially all of our liquid hydrocarbon and natural gas production. These activities include the transportation of production to market centers, the sale of commodities to third parties and storage of production. We balance our various sales, storage and transportation positions through what we call supply optimization, which can include the purchase of commodities from third parties for resale. Supply optimization serves to aggregate volumes in order to satisfy transportation commitments thereby optimizing transportation capacity and value and to achieve flexibility within product types and delivery points.

Oil Sands Mining Segment

We hold a 20 percent outside-operated interest in the AOSP, an oil sands mining joint venture located in Alberta, Canada. The joint venture produces bitumen from oil sands deposits in the Athabasca region utilizing mining techniques and upgrades the bitumen to synthetic crude oils. The AOSP’s mining and extraction assets are located near Fort McMurray, Alberta and include the Muskeg River and the Jackpine mines. Gross design capacity of the combined mines is 255,000 (51,000 net to our interest) barrels of bitumen per day. As of December 31, 2011, we own or have rights to participate in developed and undeveloped leases totaling approximately 216,000 gross (43,000 net) acres. The underlying developed leases are held for the duration of the project, with royalties payable to the province of Alberta. The upgrading assets are located at Fort Saskatchewan, northeast of Edmonton, Alberta.

The five year AOSP Expansion 1 was completed in 2011. The Jackpine mine commenced production under a phased start-up in the third quarter of 2010 and began supplying oil sands ore to the base processing facility in the fourth quarter of 2010. The upgrader expansion was completed and commenced operations in the second quarter of 2011. Synthetic crude oil sales volumes for 2011 were 43 mbbld, with production of 38 mbbld. Phase one of debottlenecking opportunities was approved in 2011 and potential future expansions and additional debottlenecking opportunities remain under review.

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

The bitumen is upgraded at Scotford using both hydrotreating and hydroconversion processes to remove sulfur and break the heavy bitumen molecules into lighter products. Blendstocks acquired from outside sources are utilized in the production of our saleable products. The upgrader produces synthetic crude oil and vacuum gas oil. The vacuum gas oil is sold to an affiliate of the operator under a long term contract at market-related prices, and the other products are sold in the marketplace.

As announced in the second quarter of 2011, the governments of Alberta and Canada have agreed to partially fund Quest CCS for 865 million Canadian dollars. Financing would be received over a period of 15 years, including development, construction and 10 years of operations. However, the funding is subject to conditions of achieving certain performance objectives. We expect a final investment decision on this project in 2012.

The above discussions include forward-looking statements with respect to Quest CCS. Some factors that could potentially affect these forward-looking statements include projected costs and satisfaction of remaining conditions necessary for final investment decision. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Reserves

Estimated Reserve Quantities

The following table sets forth estimated quantities of our net proved liquid hydrocarbon, natural gas and synthetic crude oil reserves based upon an unweighted average of closing prices for the first day of each month in the 12-month periods ended December 31, 2011, 2010 and 2009. Approximately 65 percent of our proved reserves are located in Organization for Economic Cooperation and Development (“OECD”) countries.

Reserves are disclosed by continent, by country, if the proved reserves related to any geographic area, on an oil-equivalent barrel basis represent 15 percent or more of our total proved reserves. A geographic area can be an individual country, group of countries within a continent, or a continent.

	North America			Africa			Europe
December 31, 2011	United States	Canada	Total	EG	Other	Total	Total	Grand Total
Proved Developed Reserves
Liquid hydrocarbons (mmbbl)	141	-	141	78	179	257	84	482
Natural gas (bcf)	551	-	551	1,104	104	1,208	40	1,799
Synthetic crude oil (mmbbl)	-	623	623	-	-	-	-	623
Total proved developed reserves (mmboe)	233	623	856	262	196	458	91	1,405
Proved Undeveloped Reserves
Liquid hydrocarbons (mmbbl)	138	-	138	39	61	100	13	251
Natural gas (bcf)	321	-	321	467	-	467	79	867
Total proved undeveloped reserves (mmboe)	191	-	191	117	61	178	26	395
Total Proved Reserves
Liquid hydrocarbons (mmbbl)	279	-	279	117	240	357	97	733
Natural gas (bcf)	872	-	872	1,571	104	1,675	119	2,666
Synthetic crude oil (mmbbl)	-	623	623	-	-	-	-	623
Total proved reserves (mmboe)	424	623	1,047	379	257	636	117	1,800

	North America			Africa			Europe
December 31, 2010	United States	Canada	Total	EG	Other	Total	Total	Grand Total
Proved Developed Reserves
Liquid hydrocarbons (mmbbl)	124	-	124	86	180	266	89	479
Natural gas (bcf)	591	-	591	1,186	104	1,290	43	1,924
Synthetic crude oil (mmbbl)	-	433	433	-	-	-	-	433
Total proved developed reserves (mmboe)	222	433	655	284	198	482	96	1,233
Proved Undeveloped Reserves
Liquid hydrocarbons (mmbbl)	49	-	49	33	59	92	10	151
Natural gas (bcf)	154	-	154	465	1	466	73	693
Synthetic crude oil (mmbbl)	-	139	139	-	-	-	-	139
Total proved undeveloped reserves (mmboe)	75	139	214	110	59	169	22	405
Total Proved Reserves
Liquid hydrocarbons (mmbbl)	173	-	173	119	239	358	99	630
Natural gas (bcf)	745	-	745	1,651	105	1,756	116	2,617
Synthetic crude oil (mmbbl)	-	572	572	-	-	-	-	572
Total proved reserves (mmboe)	297	572	869	394	257	651	118	1,638

	North America			Africa			Europe
December 31, 2009	United States	Canada	Total	EG	Other	Total	Total	Grand Total
Proved Developed Reserves
Liquid hydrocarbons (mmbbl)	120	-	120	83	186	269	87	476
Natural gas (bcf)	652	-	652	1,102	107	1,209	50	1,911
Synthetic crude oil (mmbbl)	-	392	392	-	-	-	-	392
Total proved developed reserves (mmboe)	229	392	621	267	204	471	95	1,187
Proved Undeveloped Reserves
Liquid hydrocarbons (mmbbl)	50	-	50	39	42	81	15	146
Natural gas (bcf)	168	-	168	586	-	586	59	813
Synthetic crude oil (mmbbl)	-	211	211	-	-	-	-	211
Total proved undeveloped reserves (mmboe)	78	211	289	136	42	178	25	492
Total Proved Reserves
Liquid hydrocarbons (mmbbl)	170	-	170	122	228	350	102	622
Natural gas (bcf)	820	-	820	1,688	107	1,795	109	2,724
Synthetic crude oil (mmbbl)	-	603	603	-	-	-	-	603
Total proved reserves (mmboe)	307	603	910	403	246	649	120	1,679

The significant increase in proved reserves from 2010 to 2011 was primarily due to the Eagle Ford shale acquisitions. Also, synthetic crude oil reserves increased, primarily because of the inclusion of additional lease portions in the Jackpine mine and technical and economic reevaluations at year end.

The above estimated quantities of net proved liquid hydrocarbon and natural gas reserves are forward-looking statements and are based on a number of assumptions, including (among others) commodity prices, presently known physical data concerning size and character of the reservoirs, economic recoverability, technology developments, future drilling success, industry economic conditions, levels of cash flow from operations, production experience and other operating considerations. The above estimated quantities of synthetic crude oil reserves are forward-looking statements and are based on presently known physical data, economic recoverability and operating conditions. To the extent these assumptions prove inaccurate, actual recoveries and development costs could be different than current estimates. For additional details of the estimated quantities of proved reserves at the end of each of the last three years, see Item 8. Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities.

Preparation of Reserve Estimates

Our estimation of economically producible volumes of liquid hydrocarbons and natural gas is a highly technical process performed primarily by in-house teams of reservoir engineers and geoscience professionals. All estimates of reserves are made in compliance with SEC Rule 4-10 of Regulation S-X. Liquid hydrocarbon, natural gas and synthetic crude oil reserve estimates are reviewed and approved by our Corporate Reserves Group, which includes our Director of Corporate Reserves and her staff of Coordinators. Reserve estimates are developed and reviewed by Qualified Reserve Estimators (“QRE”). QREs are engineers or geoscientists with a minimum of a Bachelor of Science degree in the appropriate technical field, have a minimum of three years of industry experience with at least one year in reserve estimation and have completed Marathon Oil’s Qualified Reserve Estimator training course. The Reserve Coordinators review all reserve estimates for all fields with proved reserves greater than 3 mmboe at a minimum of once every three years. Any change to proved reserve estimates in excess of 2.5 mmboe on a total field basis, within a single month, must be approved by Corporate Reserves Group management. All other proved reserve changes must be approved by a Reserve Coordinator.

Our Director of Corporate Reserves, who reports to our Chief Financial Officer, has a Bachelor of Science degree in petroleum engineering and a Master of Business Administration. Her 37 years of experience in the industry include 26 with Marathon Oil. She is active in industry and professional groups, having served on the Society of Petroleum Engineers (“SPE”) Oil and Gas Reserves Committee (“OGRC”), chairing in 2008 and 2009. As a member of the OGRC, she participated in the development of the Petroleum Resource Management System. She chaired the development of the OGRC comments on the SEC’s proposed modernization of oil and gas reporting and was a member of the American Petroleum Institute’s Ad Hoc group that provided comments on the same topic.

Estimates of synthetic crude oil reserves are prepared by GLJ Petroleum Consultants of Calgary, Canada, third-party consultants. Their reports for all years are filed as exhibits to this Annual Report on Form 10-K. The engineer responsible for the estimates of our oil sands mining reserves has 33 years of experience in petroleum engineering and has conducted surface mineable oil sands evaluations since 1986. He is a member of SPE, having served as regional director from 1998 through 2001 and is a registered Practicing Professional Engineer in the Province of Alberta.

Audits of Estimates

Third-party consultants are engaged to provide independent estimates for fields that comprise 80 percent of our total proved reserves over a rolling four-year period for the purpose of auditing the in-house reserve estimates. We met this goal for the four-year period ended December 31, 2011. We established a tolerance level of 10 percent such that initial estimates by the third-party consultants are accepted if they are within 10 percent of our internal estimates. Should the third-party consultants’ initial analysis fail to reach our tolerance level, both our team and the consultants re-examine the information provided, request additional data and refine their analysis if appropriate. This resolution process is continued until both estimates are within 10 percent. This process did not result in significant changes to our reserve estimates in 2011 or 2009. There were no third-party audits performed in 2010.

During 2011, Netherland, Sewell & Associates, Inc. (“NSAI”) prepared a Certification of December 31, 2010 reserves for the Alba field in Equatorial Guinea. The NSAI summary report is filed as an exhibit to this Annual Report on Form 10-K. The senior members of the NSAI team have over 50 years of industry experience between them, having worked for large, international oil and gas companies before joining NSAI. The team lead has a Master of Science in mechanical engineering and is a member of SPE. The senior technical advisor has a Bachelor of Science degree in geophysics and is a member of the Society of Exploration Geophysicists, the American Association of Petroleum Geologists and the European Association of Geoscientists and Engineers. Both are licensed in the state of Texas.

Ryder Scott Company (“Ryder Scott”) performed audits of several of our fields in 2011 and 2009. Their summary report on audits performed in 2011 is filed as an exhibit to this Annual Report on Form 10-K. The team lead for Ryder Scott has over 20 years of industry experience, having worked for a major international oil and gas company before joining Ryder Scott. He has a Bachelor of Science degree in mechanical engineering, is a member of SPE and is a registered Professional Engineer in the state of Texas.

The Corporate Reserves Group also performs separate, detailed technical reviews of reserve estimates for significant fields that were acquired recently or for properties with other indicators such as excessively short or long lives, performance above or below expectations or changes in economic or operating conditions.

Changes in Proved Undeveloped Reserves

As of December 31, 2011, 395 mmboe of proved undeveloped reserves were reported, a decrease of 10 mmboe from December 31, 2010. The following table shows changes in total proved undeveloped reserves for 2011:

Beginning of year	405
Revisions of previous estimates	15
Improved recovery	1
Purchases of reserves in place	91
Extensions, discoveries, and other additions	49
Transfer to Proved Developed	(166)

End of year	395

Significant additions to proved undeveloped reserves during 2011 include 91 mmboe due to acreage acquisition in the Eagle Ford shale, 26 mmboe related to Anadarko Woodford shale development, 10 mmboe for development drilling in the Bakken shale play and 8 mmboe for additional drilling in Norway. Additionally, 139 mmboe were transferred from proved undeveloped to proved developed reserves due to startup of the Jackpine upgrader expansion in Canada. Costs incurred in 2011, 2010 and 2009 relating to the development of proved undeveloped reserves, were $1,107 million, $1,463 million and $792 million.

Projects can remain in proved undeveloped reserves for extended periods in certain situations such as behind-pipe zones where reserves will not be accessed until the primary producing zone depletes, large development projects which take more than five years to complete, and the timing of when additional gas compression is needed. Of the 395 mmboe of proved undeveloped reserves at year end 2011, 34 percent of the volume is associated with projects that have been included in proved reserves for more than five years. The majority of this volume is related to a compression project in Equatorial Guinea that was sanctioned by our Board of Directors in 2004 and is expected to be completed by 2016. Performance of this field has exceeded expectations, and estimates of initial dry gas in place increased by roughly 10 percent between 2004 and 2010. Production is not expected to experience a natural decline from facility-limited plateau production until 2014, or possibly 2015. The timing of the installation of compression is being driven by the reservoir performance.

Proved undeveloped reserves for the North Gialo project, located in the Libyan Sahara desert, were booked for the first time as proved undeveloped reserves in 2010. This project, which is anticipated to take more than five years to be developed, is being executed by the operator and encompasses a continuous drilling program including the design, fabrication and installation of extensive liquid handling and gas recycling facilities. In 2010, an engineering firm was awarded the front-end engineering and design activities. The remoteness of the North Gialo project is expected to extend the duration of project execution more than five years after the reserves were initially booked. For example, lead time for delivery of required highly specialized compressors is approximately 24 months. There are no other significant undeveloped reserves expected to be developed more than five years after their original booking.

As of December 31, 2011, future development costs estimated to be required for the development of proved undeveloped liquid hydrocarbon, natural gas and synthetic crude oil reserves for the years 2012 through 2016 are projected to be $2,023 million, $1,537 million, $1,229 million, $804 million, and $439 million.

The timing of future projects and estimated future development costs relating to the development of proved undeveloped liquid hydrocarbons, natural gas and synthetic crude oil reserves are forward-looking statements and are based on a number of assumptions, including (among others) commodity prices, presently known physical data concerning size and character of the reservoirs, economic recoverability, technology developments, future drilling success, industry economic conditions, levels of cash flow from operations, production experience and other operating considerations. To the extent these assumptions prove inaccurate, actual recoveries, timing and development costs could be different than current estimates.

Net Production Sold

	North America			Africa			Europe
	United States	Canada(a)	Total	EG	Other	Total	Total	Disc. Ops(b)	Total
Year Ended December 31, 2011
Liquid hydrocarbons (mbbld)(c)	75	-	75	38	5	43	101	-	219
Natural gas (mmcfd)(d)(e)	326	-	326	443	-	443	81	-	850
Synthetic crude oil (mbbld)	-	38	38	-	-	-	-	-	38
Total production sold (mboed)	129	38	167	112	5	117	115	-	399
Year Ended December 31, 2010
Liquid hydrocarbons (mbbld)(c)	70	-	70	38	45	83	92	-	245
Natural gas (mmcfd)(d)(e)	364	-	364	405	4	409	87	-	860
Synthetic crude oil (mbbld)	-	24	24	-	-	-	-	-	24
Total production sold (mboed)	131	24	155	106	45	151	106	-	412
Year Ended December 31, 2009
Liquid hydrocarbons (mbbld)(c)	64	-	64	42	45	87	92	5	248
Natural gas (mmcfd)(d)(e)	373	-	373	426	4	430	116	17	936
Total production sold (mboed)	126	-	126	113	46	159	111	7	403
(a)

Before December 31, 2009, reserves related to OSM were not included in the SEC’s definition of oil and gas producing activities; therefore, synthetic crude oil production of 27 mbbld is not reported for 2009.

(b)	Our businesses in Ireland and Gabon were sold in 2009 and were reported as discontinued operations.

(c)

Includes crude oil, condensate and natural gas liquids. The amounts correspond with the basis for fiscal settlements with governments, representing equity tanker liftings and direct deliveries of liquid hydrocarbons.

(d)	U.S. natural gas volumes exclude volumes produced in Alaska that are stored for later sale in response to seasonal demand, although our reserves have been reduced by those volumes.

(e)	Excludes volumes acquired from third parties for injection and subsequent resale.

Average Sales Price per Unit

	North America			Africa			Europe
(Dollars per unit)	United States	Canada(a)	Total	EG	Other	Total	Total	Disc. Ops(b)	Total
Year Ended December 31, 2011
Liquid hydrocarbons (bbl)	$92.55	-	$92.55	$67.70	$112.56	$73.21	$115.55	$-	$99.37
Natural gas (mcf)	4.95	-	4.95	0.24	0.70	0.24	9.75	-	2.96
Synthetic crude oil (bbl)	-	91.65	91.65	-	-	-	-	-	91.65
Year Ended December 31, 2010
Liquid hydrocarbons (bbl)	$72.30	-	$72.30	$50.57	$89.15	$71.71	$81.95	$-	$75.73
Natural gas (mcf)	4.71	-	4.71	0.24	0.70	0.25	7.04	-	2.82
Synthetic crude oil (bbl)	-	71.06	71.06	-	-	-	-	-	71.06
Year Ended December 31, 2009
Liquid hydrocarbons (bbl)	$54.67	-	$54.67	$38.06	$68.41	$53.91	$64.46	$56.47	$58.06
Natural gas (mcf)	4.14	-	4.14	0.24	0.70	0.25	4.84	8.54	2.52
(a)	Before December 31, 2009, OSM was not included in the SEC’s definition of oil and gas producing activities; therefore, synthetic crude oil prices are not reported for 2009.

(b)	Our businesses in Ireland and Gabon were sold in 2009 and were reported as discontinued operations.

Average Production Cost per Unit(a)

	North America			Africa			Europe
(Dollars per boe)	United States	Canada(b)	Total	EG	Other(c)	Total	Total	Disc. Ops(d)	Grand Total
Years ended December 31:
2011	$16.42	$55.65	$25.68	$2.87	$17.16	$3.53	$8.24	$-	$14.26
2010	14.16	65.15	22.36	2.81	4.18	3.23	7.49	-	11.54
2009	14.03	-	14.03	2.63	3.64	2.93	6.99	19.14	7.80
(a)	Production, severance and property taxes are excluded from the production costs used in the calculation of this metric.

(b)

Before December 31, 2009 OSM was not included in the SEC’s definition of oil and gas producing activities; therefore, production costs are not reported for 2009. Production costs in 2010 include costs associated with a major turnaround and $64 million for a water abatement accrual in 2011.

(c)	Production operations ceased in Libya in February 2011, but fixed costs continued to be incurred.

(d)	Our businesses in Ireland and Gabon were sold in 2009 and were reported as discontinued operations.

Integrated Gas

Our integrated gas operations include natural gas liquefaction operations and methanol production operations. Also included in the financial results of the Integrated Gas segment are the costs associated with ongoing development of projects to link stranded natural gas resources with key demand areas.

We hold a 60 percent interest in EGHoldings, which is accounted for under the equity method of accounting. EGHoldings has a 3.7 mmta LNG production facility on Bioko Island in EG. LNG from the production facility is sold under a 3.4 mmta, or 460 mmcfd, sales and purchase agreement with a 17-year term ending in 2024. The purchaser under the agreement takes delivery of the LNG on Bioko Island, with pricing linked principally to the Henry Hub index, regardless of destination. This production facility allows us to monetize our natural gas reserves from the Alba field, as natural gas for the facility is purchased from the Alba field participants under a long-term natural gas supply agreement. Gross sales of LNG from this production facility totaled 4.1 mmt in 2011. Planned maintenance at the LNG production facility is scheduled for a 30 day period from late first quarter through early second quarter 2012, with operations expected to be completely shut down for 10 of those days. In 2011, we continued discussions with the government of EG and our partners regarding a potential second LNG production train on Bioko Island.

We own a 45 percent interest in AMPCO, which is accounted for under the equity method of accounting. AMPCO owns a methanol plant located on Bioko Island in Equatorial Guinea. Feedstock for the plant is supplied from our natural gas production from the Alba field. Gross sales of methanol from the plant totaled 1.04, 0.85 and 0.96 mmt in 2011, 2010 and 2009. Production from the plant is used to supply customers in Europe and the U.S.

We sold our 30 percent outside-operated interest in a natural gas liquefaction plant in Kenai Alaska in the third quarter of 2011 at which time our sales from this facility ceased.

The above discussion of the Integrated Gas segment contains forward-looking statements with respect to the planned maintenance and possible expansion of the LNG production facility in Equatorial Guinea. Factors that could potentially affect the possible expansion of the LNG production facility include partner and government approvals, access to sufficient natural gas volumes through exploration or commercial negotiations with other resource owners and access to sufficient regasification capacity. Predicted planned maintenance and downtime are good faith estimates and preliminary, and therefore, subject to change. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Competition and Market Conditions

Strong competition exists in all sectors of the oil and gas industry and, in particular, in the exploration for and development of new reserves. We compete with major integrated and independent oil and gas companies, as well as national oil companies, for the acquisition of oil and natural gas leases and other properties. We compete with these companies for the equipment and labor required to develop and operate those properties and in the marketing of oil and natural gas to end-users. Many of our competitors have financial and other resources greater than those available to us. Acquiring exploration opportunities frequently requires competitive bids involving front-end bonus payments or commitments-to-work programs. We also compete in attracting and retaining personnel, including petroleum engineers, geologists, geophysicists and other specialists. Based upon statistics compiled in the “2011 Global Upstream Performance Review” published by IHS Herold Inc., we rank tenth among U.S.-based petroleum companies on the basis of 2010 worldwide liquid hydrocarbon and natural gas production.

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

Our operating results are affected by price changes in conventional and synthetic crude oil, natural gas and petroleum products, as well as changes in competitive conditions in the markets we serve. Generally, results from production and oil sands mining operations benefit from higher crude oil prices. Market conditions in the oil and gas industry are cyclical and subject to global economic and political events and new and changing governmental regulations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview – Market Conditions for additional discussion of the impact of prices on our operations.

Environmental, Health and Safety Matters

The Health, Environmental, Safety and Corporate Responsibility Committee of our Board of Directors is responsible for overseeing our position on public issues, including environmental, health and safety matters. Our Corporate Health, Environment, Safety and Security organization has the responsibility to ensure that our operating organizations maintain environmental compliance systems that support and foster our compliance with applicable laws and regulations. Committees comprised of certain of our officers review our overall performance associated with various environmental compliance programs. We also have a Corporate Emergency Response Team which oversees our response to any major environmental or other emergency incident involving us or any of our properties.

Our businesses are subject to numerous laws and regulations relating to the protection of the environment, health and safety. These laws and regulations include the Occupational Safety and Health Act (“OSHA”) with respect to the protection of health and safety of employees, the Clean Air Act (“CAA”) with respect to air emissions, the Federal Water Pollution Control Act (also known as the Clean Water Act (“CWA”) with respect to water discharges, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances, the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response, the National Environmental Policy Act with respect to evaluation of environmental impacts, the Endangered Species Act with respect to the protection of endangered or threatened species, the Resource Conservation and Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, and the U.S. Emergency Planning and Community Right-to-Know Act with respect to the dissemination of information relating to certain chemical inventories. In addition, many other states and countries in which where we operate have their own similar laws dealing with similar matters.

These laws and regulations could result in costs to remediate releases of regulated substances, including crude oil, into the environment, or costs to remediate sites to which we sent regulated substances for disposal. In some cases, these laws can impose liability for the entire cost of clean-up on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others (such as prior owners or operators of our assets) or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. New laws have been enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more defined. Based on regulatory trends, particularly with respect to the CAA and its implementing regulations, we have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas and production processes.

For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies.

Air

In August 2011, the U.S. Environmental Protection Agency (“U.S. EPA”) published proposed New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) that will both amend existing NSPS and NESHAP standards for oil and gas facilities as well as create a new NSPS for oil and gas production, transmission and distribution facilities. If the proposed rules are finalized without substantial modification, compliance with the rules will result in an increase in costs of control, equipment and labor and require additional notification, monitoring, reporting and recordkeeping. The U.S. EPA is required to finalize this rule by April, 2012.

In July 2011, the U.S. EPA finalized a Federal Implementation Plan under the CAA that includes New Source Review (“NSR”) regulations which apply to air emissions sources on Tribal Lands. This rule became effective on August 30, 2011, and requires the registration and/or pre-construction permitting of most of our facilities on Tribal Lands in Wyoming, Oklahoma and North Dakota. To minimize pre-construction delays in the near term, we entered into an Administrative Compliance and Consent Agreement (“Agreement”) that temporarily suspended the requirement for pre-construction permits for facilities on Trial Lands in North Dakota as long as permit applications were filed in accordance with the Agreement. We cannot reasonably estimate the financial impact of these permitting requirements until the U.S. EPA finalizes its internal permitting procedures. The U.S. EPA has indicated that this rule will be finalized during the first half of 2012.

Climate Change

In 2010, the U.S. EPA promulgated rules that required us to monitor and submit an annual report on our greenhouse gas emissions. Further, state, national and international requirements to reduce greenhouse emissions are being proposed and in some cased promulgated. These requirements apply or could apply in countries in which we operate. Potential legislation and regulations pertaining to climate change could also affect our operations. The cost to comply with these laws and regulations cannot be estimated at this time. For additional information, see Item 1A. Risk Factors. As part of our commitment to environmental stewardship, we estimate and publicly report greenhouse gas emissions from our operations. We are working to continuously improve the accuracy and completeness of these estimates. In addition, we continuously strive to improve operational and energy efficiencies through resource and energy conservation where practicable and cost effective.

Hydraulic Fracturing

Hydraulic fracturing is a commonly used process that involves injecting water, sand, and small volumes of chemicals into the wellbore to fracture the hydrocarbon-bearing rock thousands of feet below the surface to facilitate higher flow of hydrocarbons into the wellbore. Hydraulic fracturing has been regulated at the state level through permitting and compliance requirements. State level initiatives in regions with substantial shale resources have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. In addition, the U.S. Congress has considered legislation that would require regulation affecting the hydraulic fracturing process. In the first quarter of 2010, the U.S. EPA announced its intention to conduct a comprehensive research study on the potential effects that hydraulic fracturing may have on water quality and public health. The U.S. EPA has begun preparation for the study and expects to issue an interim report in 2012 followed by a final report in 2014.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal or state laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and increased compliance costs, which could increase costs of our operations and cause considerable delays in acquiring regulatory approvals to drill and complete wells.

Remediation

The AOSP operations use established processes to mine deposits of bitumen from an open-pit mine, extract the bitumen and upgrade it into synthetic crude oils. Tailings are waste products created from the oil sands extraction process which are placed in ponds. The AOSP is required to reclaim its tailing ponds as part of its ongoing reclamation work. The reclamation process uses developing technology and there is an inherent risk that the current process may not be as effective or perform as required in order to meet the approved closure and reclamation plan. The AOSP continues to develop its current reclamation technology and continues to investigate alternate tailings management technologies. In February 2009, the Alberta Energy Resources Conservation Board (“ERCB”) issued a Directive which more clearly defines criteria for managing oil sands tailings. The AOSP joint venture operator submitted tailings management papers to the ERCB for both mines setting forth plans to comply with the Directive which received approval, with conditions, in the second half of 2010. Further new regulations or failure to comply in a timely manner could result in additional cost to us.

Concentrations of Credit Risk

We are exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. For the years 2011, 2010 and 2009, transactions with MPC accounted for more than 10 percent of our annual revenues. The majority of those transactions occurred while MPC was a wholly-owned subsidiary. In addition, for the years 2010 and 2009, sales of crude oil to the Libyan National Oil Company accounted for more than 10 percent of our annual revenues. These transactions were restricted to sales of crude oil produced in Libya during those periods.

Trademarks, Patents and Licenses

We currently hold a number of U.S. and foreign patents and have various pending patent applications. Although in the aggregate our trademarks, patents and licenses are important to us, we do not regard any single trademark, patent, license or group of related trademarks, patents or licenses as critical or essential to our business as a whole.

Employees

We had 3,322 active, full-time employees as of December 31, 2011. We consider labor relations with our employees to be satisfactory. We have not had any work stoppages or strikes pertaining to our employees.

Executive Officers of the Registrant

The executive officers of Marathon Oil and their ages as of February 1, 2012, are as follows:

Clarence P. Cazalot, Jr.	61	Chairman, President and Chief Executive Officer
Janet F. Clark	57	Executive Vice President and Chief Financial Officer
David E. Roberts, Jr.	51	Executive Vice President and Chief Operating Officer
Eileen M. Campbell	54	Vice President, Public Policy
Steven P. Guidry	53	Vice President, Business Development
Sylvia J. Kerrigan	46	Vice President, General Counsel and Secretary
Michael K. Stewart	54	Vice President, Finance and Accounting, Controller and Treasurer
Howard J. Thill	52	Vice President, Investor Relations and Public Affairs

All of the executive officers have held responsible management or professional positions with Marathon Oil or its subsidiaries for more than the past five years.

•	Mr. Cazalot was appointed chairman of the board of directors effective July 2011 and was appointed president and chief executive officer effective January 2002.

•	Ms. Clark was appointed executive vice president effective January 2007. Ms. Clark joined Marathon Oil in January 2004 as senior vice president and chief financial officer.

•

Mr. Roberts was appointed executive vice president and chief operating officer effective July 2011. Mr. Roberts joined Marathon in June 2006 as senior vice president, business development and was appointed executive vice president, upstream in April 2008.

•	Ms. Campbell was appointed vice president, public policy effective June 2010. Prior to this appointment, Ms. Campbell was Vice President, Human Resources since October 2000.

•

Mr. Guidry was appointed vice president, business development effective July 2011. Mr. Guidry previously served as regional vice president for our Libya operations from November 2008 to June 2011. Prior to the Libya assignment, Mr. Guidry was regional vice president for Marathon’s North American Production Operations from August 2006 to November 2008.

•	Ms. Kerrigan was appointed vice president, general counsel and secretary effective November 1, 2009. Prior to this appointment, Ms. Kerrigan was assistant general counsel since January 1, 2003.

•

Mr. Stewart was appointed vice president, finance and accounting, controller and treasurer effective December 2011. Mr. Stewart previously served as vice president, accounting and controller from May 2006 to December 2011 and as controller from July 2005 to April 2006.

•	Mr. Thill was appointed vice president, investor relations and public affairs effective January 2008. Mr. Thill was previously director of investor relations from April 2003 to December 2007.

Available Information

General information about Marathon Oil, including the Corporate Governance Principles and Charters for the Audit and Finance Committee, Compensation Committee, Corporate Governance and Nominating Committee and Health, Environmental, Safety and Corporate Responsibility Committee, can be found at www.marathonoil.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available at http://www.marathonoil.com/Investor_Center/.

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

A substantial or extended decline in liquid hydrocarbon or natural gas prices would reduce our operating results and cash flows and could adversely impact our future rate of growth and the carrying value of our assets.

Prices for liquid hydrocarbons and natural gas fluctuate widely. Our revenues, operating results and future rate of growth are highly dependent on the prices we receive for our liquid hydrocarbons and natural gas. Historically, the markets for liquid hydrocarbons and natural gas have been volatile and may continue to be volatile in the future. Many of the factors influencing prices of liquid hydrocarbons and natural gas are beyond our control. These factors include:

•	worldwide and domestic supplies of and demand for liquid hydrocarbons and natural gas;

•	the cost of exploring for, developing and producing liquid hydrocarbons and natural gas;

•	the ability of the members of OPEC to agree to and maintain production controls;

•	political instability or armed conflict in oil and natural gas producing regions;

•	changes in weather patterns and climate;

•	natural disasters such as hurricanes and tornados;

•	the price and availability of alternative and competing forms of energy;

•	domestic and foreign governmental regulations and taxes; and

•	general economic conditions worldwide.

The long-term effects of these and other factors on the prices of liquid hydrocarbons and natural gas are uncertain.

Lower liquid hydrocarbon and natural gas prices may cause us to reduce the amount of these commodities that we produce, which may reduce our revenues, operating income and cash flows. Significant reductions in liquid hydrocarbon and natural gas prices could require us to reduce our capital expenditures or impair the carrying value of our assets.

Our offshore operations involve special risks that could negatively impact us.

Offshore exploration and development operations present technological challenges and operating risks because of the marine environment. Activities in deepwater areas may pose incrementally greater risks because of water depths that limit intervention capability and the physical distance to oilfield service infrastructure and service providers. Environmental remediation and other costs resulting from spills or releases may result in substantial liabilities.

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

The proved reserve information included in this Report has been derived from engineering estimates. Estimates of liquid hydrocarbon and natural gas reserves were prepared by our in-house teams of reservoir engineers and geoscience professionals and were reviewed, on a selected basis, by our Corporate Reserves Group. The synthetic crude oil reserves estimates were prepared by GLJ Petroleum Consultants, a third-party consulting firm experienced in working with oil sands. Reserves were valued based on the unweighted average of closing prices for the first day of each month in the 12-month period ended December 31, 2011, as well as other conditions in existence at the date. Any significant future price change will have a material effect on the quantity and present value of our proved reserves. Future reserve revisions could also result from changes in governmental regulation, among other things.

Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of liquid hydrocarbons, natural gas and bitumen that cannot be directly measured. (Bitumen is mined and then upgraded into synthetic crude oil.) Estimates of economically producible reserves and of future net cash flows depend on a number of variable factors and assumptions, including:

•	location, size and shape of the accumulation as well as fluid, rock and producing characteristics of the accumulation;

•	historical production from the area, compared with production from other comparable producing areas;

•	volumes of bitumen in-place and various factors affecting the recoverability of bitumen and its conversion into synthetic crude oil such as historical upgrader performance;

•	the assumed effects of regulation by governmental agencies;

•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and repair costs; and

•	industry economic conditions, levels of cash flows from operations and other operating considerations.

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

The discounted future net revenues from our proved liquid hydrocarbon, natural gas and synthetic crude oil reserves reflected in this Report should not be considered as the market value of the reserves attributable to our properties. As required by SEC Rule 4-10 of Regulation S-X, the estimated discounted future net revenues from our proved liquid hydrocarbon, natural gas and synthetic crude oil reserves are based on an unweighted average of closing prices for the first day of each month in the 12-month period ended December 31, 2011, and costs applicable at the date of the estimate, while actual future prices and costs may be materially higher or lower.

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

Future exploration and drilling results are uncertain and involve substantial costs.

Drilling for liquid hydrocarbons and natural gas involves numerous risks, including the risk that we may not encounter commercially productive liquid hydrocarbon and natural gas reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	fires, explosions, blowouts and surface cratering;

•	lack of access to pipelines or other transportation methods; and

•	shortages or delays in the availability of services or delivery of equipment.

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

Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities (including improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:

•	denial of or delay in receiving requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of components or construction materials;

•	adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors or suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and

•	nonperformance by, or disputes with, vendors, suppliers, contractors or subcontractors.

Any one or more of these factors could have a significant impact on our ongoing capital projects.

We may incur substantial capital expenditures and operating costs as a result of compliance with, and changes in environmental health, safety and security laws and regulations, and, as a result, our business, financial condition, results of operation and cash flows could be materially and adversely affected.

Our businesses are subject to numerous laws, regulations and other requirements relating to the protection of the environment, including those relating to the discharge of materials into the environment such as the venting or flaring of natural gas, waste management, pollution prevention, greenhouse gas emissions, as well as laws and regulations relating to public and employee safety and health and to facility security. We have incurred and may continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of these laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our operating results will be adversely affected. The specific impact of these laws and regulations may vary depending on a number of factors, including the age and location of operating facilities and production processes. We may also be required to make material expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations that could materially and adversely affect business, financial condition, results of operation and cash flows. We may become subject to liabilities that we currently do not anticipate in connection with new, amended or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination. In addition, any failure by us to comply with existing or future laws or regulations could result in civil penalties or criminal fines and other enforcement actions against us.

We believe it is likely that the scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations that could affect our operations. Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of review, discussion or implementation in countries where we operate, including the U.S., Canada, and Norway, and the European Union. Our operations result in these greenhouse gas emissions. Through 2011, domestic legislative and regulatory efforts included proposed federal legislation and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. Further, in December 2011 at the Durban Climate Change Conference, countries such as the U.S., China and India, and the European Union agreed in principal to replace the Kyoto Protocol (which expires in 2012) with a new legally binding agreement. However, at this time it is not certain whether a legally binding resolution will be reached, what the terms of any agreement would be, or whether the U.S. Senate would ratify such an agreement. These actions could result in increased: (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls at our facilities, and (3) costs to administer and manage any potential greenhouse gas emissions or carbon trading or tax programs. These costs and capital expenditures could be material. Although uncertain, these developments could increase our costs, reduce the demand for liquid hydrocarbons and natural gas, and create delays in our obtaining air pollution permits for new or modified facilities.

Although there may be adverse financial impact (including compliance costs, potential permitting delays and potential reduced demand for liquid hydrocarbons or natural gas) associated with any legislation, regulation, or other action by the U.S. EPA, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the fact that requirements have only recently been adopted and the present uncertainty regarding any additional measures and how they will be implemented. Private party litigation has also been brought against some emitters of greenhouse gas emissions.

The potential adoption of federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells.

Hydraulic fracturing is a commonly used process that involves injecting water, sand, and small volumes of chemicals into the wellbore to fracture the hydrocarbon-bearing rock thousands of feet below the surface to facilitate higher flow of hydrocarbons into the wellbore. The U.S. Congress has considered legislation that would require additional regulation affecting the hydraulic fracturing process. Consideration of new federal regulation and increased state oversight continues to arise. The U.S. EPA announced in the first quarter of 2010 its intention to conduct a comprehensive research study on the potential effects that hydraulic fracturing may have on water quality and public health. The U.S. EPA has begun preparation for the study and expects to issue an interim report in 2012 followed by a final report in 2014. In addition, various state-level initiatives in regions with substantial shale gas resources have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal or state laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and increased compliance costs.

Worldwide political and economic developments could damage our operations and materially reduce our profitability and cash flows.

Local political and economic factors in global markets could have a material adverse effect on us. A total of 64 percent of our liquid hydrocarbon and natural gas sales volumes in 2011 was derived from production outside the U.S. and 64 percent of our proved liquid hydrocarbon and natural gas reserves as of December 31, 2011, were located outside the U.S. All of our synthetic crude oil production and proved reserves are located in Canada. We are, therefore, subject to the political, geographic and economic risks and possible terrorist activities attendant to doing business with suppliers located within or outside of the U.S. There are many risks associated with operations in countries and in global markets, such as Equatorial Guinea, Indonesia, Libya and the Iraqi Kurdistan Region, including:

•	changes in governmental policies relating to liquid hydrocarbon, natural gas, bitumen or synthetic crude oil pricing and taxation;

•	other political, economic or diplomatic developments and international monetary fluctuations;

•	political and economic instability, war, acts of terrorism and civil disturbances;

•

the possibility that a government may seize our property with or without compensation, may attempt to renegotiate or revoke existing contractual arrangements or may impose additional taxes or royalty burdens; and

•	fluctuating currency values, hard currency shortages and currency controls.

Since January 2010, there have been varying degrees of political instability and public protests, including demonstrations which have been marked by violence, within some countries in the Middle East including Bahrain, Egypt, Libya, Syria, Tunisia and Yemen. Some political regimes in these countries are threatened or have changed as a result of such unrest. If such unrest continues to spread, conflicts could result in civil wars, regional conflicts, and regime changes resulting in governments that are hostile to the U.S. These may have the following results, among others:

•	volatility in global crude oil prices which could negatively impact the global economy, resulting in slower economic growth rates and reduced demand for our products;

•	negative impact on the world crude oil supply if transportation avenues are disrupted;

•	security concerns leading to the prolonged evacuation of our personnel;

•	damage to, or the inability to access, production facilities or other operating assets; and

•	inability of our service and equipment providers to deliver items necessary for us to conduct our operations.

Continued hostilities in the Middle East and the occurrence or threat of future terrorist attacks could adversely affect the economies of the U.S. and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. These risks could lead to increased volatility in prices for liquid hydrocarbons and natural gas. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and to obtain the insurance coverage that we consider adequate.

Actions of governments through tax and other legislation, executive order and commercial restrictions could reduce our operating profitability, both in the U.S. and abroad. The U.S. government can prevent or restrict us from doing business in foreign countries. These restrictions and those of foreign governments have in the past limited our ability to operate in, or gain access to, opportunities in various countries and will continue to do so in the future.

Many of our major projects and operations are conducted with partners, which may decrease our ability to manage risk.

We often enter into arrangements to conduct certain business operations, such oil and gas exploration and production, oil sands mining or pipeline transportation, with partners in order to share risks associated with those operations. However, these arrangements also may decrease our ability to manage risks and costs, particularly where we are not the operator. We could have limited influence over and control of the behaviors and performance of these operations. In addition, misconduct, fraud, noncompliance with applicable laws and regulations or improper activities by or on behalf of one or more of our partners could have a significant negative impact on our business and reputation.

Our operations are subject to business interruptions and casualty losses. We do not insure against all potential losses and therefore we could be seriously harmed by unexpected liabilities and increased costs.

Our exploration and production operations are subject to unplanned occurrences, including blowouts, explosions, fires, loss of well control, spills, hurricanes and other adverse weather, tsunamis, earthquakes, volcanic eruptions or nuclear or other disasters, labor disputes and accidents. Our oil sands mining operations are subject to business interruptions due to breakdown or failure of equipment or processes and unplanned events such as fires, earthquakes, explosions or other interruptions. These same risks can be applied to the third-parties which transport crude oil from our facilities. A prolonged disruption in the ability of any pipeline or vessels to transport crude oil could contribute to a business interruption or increase costs.

Our operations are also subject to the additional hazards of pollution, releases of toxic gas and other environmental hazards and risks. These hazards could result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. Various hazards have adversely affected us in the past, and damages resulting from a catastrophic occurrence in the future involving us or any of our assets or operations may result in our being named as a defendant in one or more lawsuits asserting potentially large claims or in our being assessed potentially substantial fines by governmental authorities. We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. Uninsured losses and liabilities arising from operating hazards could reduce the funds available to us for capital, exploration and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we have maintained insurance coverage for physical damage and resulting business interruption to our major onshore and offshore facilities, with significant self-insured retentions. In the future, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, due to hurricane activity in recent years, the availability of insurance coverage for our offshore facilities for windstorms in the Gulf of Mexico region has been reduced or, in many instances, it is prohibitively expensive. As a result, our exposure to losses from future windstorm activity in the Gulf of Mexico region has increased.

Litigation by private plaintiffs or government officials could adversely affect our performance.

We currently are defending litigation and anticipate that we will be required to defend new litigation in the future. The subject matter of such litigation may include releases of hazardous substances from our facilities, privacy laws, antitrust laws or any other laws or regulations that apply to our operations. In some cases the plaintiff or plaintiffs seek alleged damages involving large classes of potential litigants, and may allege damages relating to extended periods of time or other alleged facts and circumstances. If we are not able to successfully defend such claims, they may result in substantial liability. We do not have insurance covering all of these potential liabilities. In addition to substantial liability, litigation may also seek injunctive relief which could have an adverse effect on our future operations.

In connection with our separation from MPC, MPC agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to protect us against the full amount of such liabilities, or that MPC’s ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the separation and distribution agreement and the tax sharing agreement we entered into with MPC in connection with the spin-off, MPC agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that MPC agreed to retain or assume, and there can be no assurance that the indemnification from MPC will be sufficient to protect us against the full amount of such liabilities, or that MPC will be able to fully satisfy its indemnification obligations. In addition, even if we ultimately succeed in recovering from MPC any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.

The spin-off could result in substantial tax liability.

We obtained a private letter ruling from the IRS substantially to the effect that the distribution of shares of MPC common stock in the spin-off qualified as tax free to MPC, us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368 and related provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). If the factual assumptions or representations made in the request for the private letter ruling prove to have been inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS does not rule on whether a distribution such as the spin-off satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the private letter ruling was based on representations by us that those requirements were satisfied, and any inaccuracy in those representations could invalidate the ruling. In connection with the spin-off, we also obtained an opinion of outside counsel, substantially to the effect that, the distribution of shares of MPC common stock in the spin-off qualified as tax free to MPC, us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368 and related provisions of the Code. The opinion relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by MPC and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

If, notwithstanding receipt of the private letter ruling and opinion of counsel, the spin-off were determined not to qualify under Section 355 of the Code, each U.S. holder of our common stock who received shares of MPC common stock in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of MPC common stock received. That distribution would be taxable to each such stockholder as a dividend to the extent of our accumulated earnings and profits as of the effective date of the spin-off. For each such stockholder, any amount that exceeded those earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of our common stock with any remaining amount being taxed as a capital gain. We would be subject to tax as if we had sold all the outstanding shares of MPC common stock in a taxable sale for their fair market value and would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over our tax basis in such shares.

Under the terms of the tax sharing agreement we entered into with MPC in connection with the spin-off, MPC is generally responsible for any taxes imposed on MPC or us and our subsidiaries in the event that the spin-off and/or certain related transactions were to fail to qualify for tax-free treatment as a result of actions taken, or breaches of representations and warranties made in the tax sharing agreement, by MPC or any of its affiliates. However, if the spin-off and/or certain related transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or any of our affiliates, we would be responsible for all such taxes.

We may issue preferred stock whose terms could dilute the voting power or reduce the value of Marathon Oil common stock.

Our restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over Marathon Oil common stock respecting dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Marathon Oil common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The location and general character of our principal liquid hydrocarbon and natural gas properties, oil sands mining properties and facilities, and other important physical properties have been described by segment under Item 1. Business. Except for oil and gas producing properties, including oil sands mines, which generally are leased, or as otherwise stated, such properties are held in fee. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. At the date of acquisition of important properties, titles were examined and opinions of counsel obtained, but no title examination has been made specifically for the purpose of this document. The properties classified as owned in fee generally have been held for many years without any material unfavorably adjudicated claim.

Net liquid hydrocarbon, natural gas, and synthetic crude oil sales volumes are set forth in Item 8. Financial Statements and Supplementary Data – Supplemental Statistics. Estimated net proved liquid hydrocarbon, natural gas and synthetic crude oil reserves are set forth in Item 8. Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Estimated Quantities of Proved Oil and Gas Reserves. The basis for estimating these reserves is discussed in Item 1. Business – Reserves.

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

Environmental Proceedings

The following is a summary of proceedings involving us that were pending or contemplated as of December 31, 2011, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management’s belief set forth in the first paragraph under Legal Proceedings above takes such matters into account.

Claims under CERCLA and related state acts have been raised with respect to the clean-up of various waste disposal and other sites. CERCLA is intended to facilitate the clean-up of hazardous substances without regard to fault. Potentially responsible parties (“PRP”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. We had been identified as a PRP at five CERCLA waste sites, however, after the June 30, 2011 spin-off of our downstream business, MPC has indemnified Marathon and retained liability for all of these sites.

As of December 31, 2011, we have identified 20 sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, we believe that liability for clean-up and remediation costs in connection with these sites will be less than $25 million.

We have been working with the North Dakota Department of Health to resolve voluntary disclosures we made in 2009 relating to potential Clean Air Act violations relating to our operations on state lands in the Bakken shale. The amount of the potential fine is estimated to be $100,000.

The projected liability for clean-up and remediation provided in the preceding paragraph is a forward-looking statement. To the extent that our assumptions prove to be inaccurate, future expenditures may differ materially from those stated in the forward-looking statement.

SEC Investigation Relating to Libya

On May 25, 2011, we received a subpoena issued by the SEC requiring production of documents related to payments made to the government of Libya, or to officials and persons affiliated with officials of the government of Libya. We have been and intend to continue cooperating with the SEC in its investigation.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which Marathon Oil common stock is traded is the New York Stock Exchange (“NYSE”). As of January 31, 2012, there were 46,783 registered holders of Marathon Oil common stock.

The following table reflects high and low sales prices for Marathon Oil common stock and the related dividend per share by quarter for the past two years:

	2011*			2010
Dollars per share	High Price	Low Price	Dividends	High Price	Low Price	Dividends
Quarter 1	$53.31	$37.34	$0.25	$32.85	$28.04	$0.24
Quarter 2	54.17	49.06	0.25	34.11	30.19	0.25
Quarter 3	34.07	21.58	0.15	34.98	30.21	0.25
Quarter 4	29.34	20.27	0.15	37.03	33.07	0.25
Full Year	$54.17	$20.27	$0.80	$37.03	$28.04	$0.99
*

On June 30, 2011, we completed the spin-off our downstream business. The June 30, 2011 closing price of our common stock on the NYSE was $52.68. On July 1, 2011, the opening price of our common stock on the NYSE was $32.95. Our quarterly dividend was also adjusted to $0.15 per share.

Dividends

Our Board of Directors intends to declare and pay dividends on Marathon Oil common stock based on the financial condition and results of operations of Marathon Oil Corporation, although it has no obligation under Delaware law or the Restated Certificate of Incorporation to do so. In determining the dividend policy with respect to Marathon Oil common stock, the Board will rely on the consolidated financial statements of Marathon Oil. Dividends on Marathon Oil common stock are limited to our legally available funds.

On January 27, 2012, we announced a 13 percent increase in our quarterly dividend to $0.17 per share.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Marathon Oil and its affiliated purchaser during the quarter ended December 31, 2011, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

	Column (a)		Column (b)	Column (c)	Column (d)
Period	Total Number of Shares Purchased(a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
10/01/11 – 10/31/11	6,217		$20.84	-	$1,780,609,536
11/01/11 – 11/30/11	12,748		$25.03	-	$1,780,609,536
12/01/11 – 12/31/11	40,420	(b)	$27.21	-	$1,780,609,536
Total	59,385		$26.08	-
(a)	26,396 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.

(b)

32,989 shares were repurchased in open-market transactions to satisfy the requirements for dividend reinvestment under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Dividend Reinvestment Plan”) by the administrator of the Dividend Reinvestment Plan. Shares needed to meet the requirements of the Dividend Reinvestment Plan are either purchased in the open market or issued directly by Marathon Oil.

(c)

We announced a share repurchase program in January 2006, and amended it several times in 2007 for a total authorized program of $5 billion. As of December 31, 2011, 78 million common shares had been acquired at a cost of $3,222 million, which includes transaction fees and commissions that are not reported in the table above. Of this total, 66 million shares had been acquired at a cost of $2,922 million prior the spin-off of the downstream business (see Item 8. Financial Statements and Supplementary Data—Note 3 to the consolidated financial statements).

Item 6.   Selected Financial Data

(Dollars in millions, except as noted)	2011(b)	2010(c)	2009(d)	2008(d)(e)	2007(d)(f)(g)
Statement of Income Data(a)
Revenues	$14,663	$11,690	$8,524	$13,162	$8,569
Income from continuing operations	1,707	1,882	716	2,192	1,699
Net income	2,946	2,568	1,463	3,528	3,956

Per Share Data
Basic :
Income from continuing operations	$2.40	$2.65	$1.01	$3.09	$2.46
Net income	$4.15	$3.62	$2.06	$4.97	$5.73
Diluted :
Income from continuing operations	$2.39	$2.65	$1.01	$3.08	$2.44
Net income	$4.13	$3.61	$2.06	$4.95	$5.69

Statement of Cash Flows Data(a)
Additions to property, plant and equipment related to continuing operations	$3,295	$3,536	$3,349	$4,202	$2,354
Dividends paid	567	704	679	681	637
Dividends per share	$0.80	$0.99	$0.96	$0.96	$0.92

Balance Sheet Data as of December 31:
Total assets	$31,371	$50,014	$47,052	$42,686	$42,746
Total long-term debt, including capitalized leases	4,674	7,601	8,436	7,087	6,084
(a)

Our downstream business was spun-off on June 30, 2011. Previous periods have been recast to reflect the business in discontinued operations (see Item 8. Financial Statements and Supplementary Data – Note 3 to the consolidated financial statements).

(b)	Includes impairments of $310 million primarily related to E&P segment assets (see Item 8. Financial Statements and Supplementary Data – Note 15 to the consolidated financial statements).

(c)	Includes impairments of $447 million primarily related to E&P segment assets (see Item 8. Financial Statements and Supplementary Data – Note 15 to the consolidated financial statements).

(d)	Our businesses in Ireland and Gabon were sold in 2009. Previous periods have been recast to reflect these businesses in discontinued operations.

(e)	Includes a $1,412 million impairment of goodwill related to the OSM reporting unit.

(f)	On October 18, 2007, we completed the acquisition of all the outstanding shares of Western Oil Sands Inc.

(g)

Effective May 1, 2007, we no longer consolidate EGHoldings and our investment in EGHoldings is accounted for under the equity method of accounting; therefore, EGHoldings’ additions to property, plant and equipment subsequent to April 2007 are not included in our additions to property, plant and equipment related to continuing operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an international energy company with operations in the U.S., Canada, Africa, the Middle East and Europe. Our operations are organized into three reportable segments:

•	E&P which explores for, produces and markets liquid hydrocarbons and natural gas on a worldwide basis.

•	OSM which mines, extracts and transports bitumen from oil sands deposits in Alberta, Canada, and upgrades the bitumen to produce and market synthetic crude oil and vacuum gas oil.

•	IG which produces and markets products manufactured from natural gas, such as LNG and methanol, in EG.

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information under Item 1. Business, Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data found in this Annual Report on Form 10-K.

Spin-off Downstream Business

On June 30, 2011, the spin-off of Marathon’s downstream business was completed, creating two independent energy companies: Marathon Oil and MPC. Marathon shareholders at the close of business on the record date of June 27, 2011 received one share of MPC common stock for every two shares of Marathon common stock held. Fractional shares of MPC common stock were not distributed and any fractional share of MPC common stock otherwise issuable to a Marathon shareholder was sold in the open market on such shareholder’s behalf, and such shareholder received a cash payment with respect to that fractional share. A private letter tax ruling received in June 2011 from the IRS affirmed the tax-free nature of the spin-off. Activities related to the downstream business have been treated as discontinued operations in all periods presented in this Annual Report on Form 10-K (see Item 8. Financial Statements and Supplementary Data—Note 3 to the consolidated financial statements for additional information).

Overview – Market Conditions

Exploration and Production

Prevailing prices for the various grades of crude oil and natural gas that we produce significantly impact our revenues and cash flows. Prices of crude oil have been volatile in recent years. In 2011, crude prices increased over 2010 levels, with increases in Brent averages outstripping those in WTI. During much of 2010, both WTI and Brent crude oil monthly average prices remained in the $75 to $85 per barrel range. Crude oil prices reached a low of $33.98 in February 2009, following global demand declines in an economic recession, but recovered quickly ending 2009 at $79.36. The following table lists benchmark crude oil and natural gas price annual averages for the past three years.

Benchmark	2011	2010	2009
WTI crude oil (Dollars per bbl)	$95.11	$79.61	$62.09
Brent (Europe) crude oil (Dollars per bbl)	111.26	79.51	61.49
Henry Hub natural gas (Dollars per mmbtu)(a)	$4.04	$4.39	$3.99
(a)	Settlement date average.

Our U.S. crude oil production was approximately 58 percent sour in 2011 and 68 percent in 2010. Sour crude contains more sulfur than light sweet WTI does. Sour crude oil also tends to be heavier than light sweet crude oil and sells at a discount to light sweet crude oil because of higher refining costs and lower refined product values. Our international crude oil production is relatively sweet and is generally sold in relation to the Brent crude benchmark. The differential between WTI and Brent average prices widened significantly in 2011 to $16.15 in comparison to differentials of less than $1.00 in 2010 and 2009.

A significant portion of our natural gas production in the lower 48 states of the U.S. is sold at bid-week prices or first-of-month indices relative to our specific producing areas. Average settlement date Henry Hub natural gas prices have been relatively stable for the periods of this report; however, a decline began in September 2011 which has continued in 2012 with February averaging $2.68 per mmbtu. Should U.S. natural gas prices remain depressed, an impairment charge related to our natural gas assets may be necessary.

Our other major natural gas-producing regions are Europe and EG. Natural gas prices in Europe have been significantly higher than in the U.S. In the case of EG our natural gas sales are subject to term contracts, making realized prices less volatile. The natural gas sales from EG are at fixed prices; therefore, our worldwide reported average natural gas realized prices may not fully track market price movements.

Oil Sands Mining

OSM segment revenues correlate with prevailing market prices for the various qualities of synthetic crude oil we produce. Roughly two-thirds of the normal output mix will track movements in WTI and one-third will track movements in the Canadian heavy sour crude oil marker, primarily Western Canadian Select. Output mix can be impacted by operational problems or planned unit outages at the mines or the upgrader.

The operating cost structure of the oil sands mining operations is predominantly fixed and therefore many of the costs incurred in times of full operation continue during production downtime. Per-unit costs are sensitive to production rates. Key variable costs are natural gas and diesel fuel, which track commodity markets such as the Canadian Alberta Energy Company (“AECO”) natural gas sales index and crude oil prices, respectively. Recently AECO prices have declined, much as Henry Hub prices have. We would expect a significant, continued declined in natural gas prices to have a favorable impact on OSM operating costs.

The table below shows average benchmark prices that impact both our revenues and variable costs.

Benchmark	2011	2010	2009
WTI crude oil (Dollars per bbl)	$95.11	$79.61	$62.09
Western Canadian Select (Dollars per bbl)(a)	77.97	65.31	52.13
AECO natural gas sales index (Dollars per mmbtu)(b)	$3.68	$3.89	$3.49
(a)	Monthly pricing based upon average WTI adjusted for differentials unique to western Canada.

(b)	Monthly average day ahead index.

Integrated Gas

Our integrated gas operations include production and marketing of products manufactured from natural gas, such as LNG and methanol, in EG.

World LNG trade in 2011 has been estimated to be 241 mmt. Long-term, LNG continues to be in demand as markets seek the benefits of clean burning natural gas. Market prices for LNG are not reported or posted. In general, LNG delivered to the U.S. is tied to Henry Hub prices and will track with changes in U.S. natural gas prices, while LNG sold in Europe and Asia is indexed to crude oil prices and will track the movement of those prices. We have a 60 percent ownership in an LNG production facility in Equatorial Guinea, which sells LNG under a long-term contract at prices tied to Henry Hub natural gas prices. Gross sales from the plant were 4.1 mmt, 3.7 mmt and 3.9 mmt in 2011, 2010 and 2009.

We own a 45 percent interest in a methanol plant located in Equatorial Guinea through our investment in AMPCO. Gross sales of methanol from the plant totaled 1,039,657, 850,605 and 960,374 metric tonnes in 2011, 2010 and 2009. Methanol demand has a direct impact on AMPCO’s earnings. Because global demand for methanol is rather limited, changes in the supply-demand balance can have a significant impact on sales prices. World demand for methanol in 2011 has been estimated to be 55.4 mmt. Our plant capacity of 1.1 mmt is about 2 percent of total demand.

Operating and Financial Highlights

Significant operating and financial highlights during 2011 include:

•	Completed the spin-off of our downstream business on June 30, 2011

•	Acquired a significant operated position in the Eagle Ford shale play in south Texas

•	Added net proved reserves, for the E&P and OSM segments combined, of 307 mmboe, excluding dispositions, for a 212 percent reserve replacement ratio

•	Increased proved liquid hydrocarbon, including synthetic crude oil, reserves to 78 percent from 75 percent of proved reserves

•	Increased E&P net sales volumes, excluding Libya, by 7 percent

•	Recorded 96 percent average operational availability for all major company-operated E&P assets, compared to 94 percent in 2010

•

Completed debottlenecking work that increased crude oil production capacity at the Alvheim FPSO in Norway to 150,000 gross bbld from the previous capacity of 142,000 gross bbld and the original 2008 capacity of 120,000 gross bbld

•	Announced two non-operated discoveries in the Iraqi Kurdistan Region and began drilling in Poland

•	Completed AOSP Expansion 1, including the start-up of the expanded Scotford upgrader, realizing an increase in net synthetic crude oil sales volumes of 48 percent

•	Completed dispositions of non-core assets and interests in acreage positions for net proceeds of $518 million

•	Repurchased 12 million shares of our common stock at a cost of $300 million

•	Retired $2,498 million principal of our long-term debt

•	Resumed limited production in Libya in the fourth quarter of 2011 following the February 2011 temporary suspension of operations

Consolidated Results of Operations: 2011 compared to 2010

Due to the spin-off of our downstream business on June 30, 2011, which is reported as discontinued operations, income from continuing operations is more representative of Marathon Oil as an independent energy company. Consolidated income from continuing operations before income taxes was 9 percent higher in 2011 than in 2010, largely due to higher liquid hydrocarbon prices. This improvement was offset by increased income taxes primarily the result of excess foreign tax credits generated during 2011 that we do not expect to utilize in the future. The effective income tax rate for continuing operations was 61 percent in 2011 compared to 54 percent in 2010.

Revenues are summarized in the following table:

(In millions)	2011	2010
E&P	$13,029	$10,782
OSM	1,588	833
IG	93	150

Segment revenues	14,710	11,765
Elimination of intersegment revenues	(47)	(75)

Total revenues	$14,663	$11,690

E&P segment revenues increased $2,247 million from 2010 to 2011, primarily due to higher average liquid hydrocarbon realizations, which were $99.37 per bbl in 2011, a 31 percent increase over 2010. Revenues in 2010 included net pre-tax gains of $95 million on derivative instruments intended to mitigate price risk on future sales of liquid hydrocarbons and natural gas.

Included in our E&P segment are supply optimization activities which include the purchase of commodities from third parties for resale. Supply optimization serves to aggregate volumes in order to satisfy transportation commitments and to achieve flexibility within product types and delivery points. See the Cost of revenues discussion as revenues from supply optimization approximate the related costs. Higher average crude oil prices in 2011 compared to 2010 increased revenues related to supply optimization.

Revenues from the sale of our U.S. production are higher in 2011 primarily as a result of higher liquid hydrocarbon and natural gas price realizations, but sales volumes declined.

The following table gives details of net sales and average realizations of our U.S. operations.

	2011	2010
United States Operating Statistics
Net liquid hydrocarbon sales (mbbld)(a)	75	70
Liquid hydrocarbon average realizations (per bbl)(b)	$92.55	$72.30
Net natural gas sales (mmcfd)	326	364
Natural gas average realizations (per mcf)(b)	$4.95	$4.71
(a)	Includes crude oil, condensate and natural gas liquids.

(b)	Excludes gains and losses on derivative instruments.

Increased liquid hydrocarbon sales volumes in 2011 were a result of new wells in the Bakken shale, new production from acreage acquired in the Eagle Ford shale and increased production from the Droshky development in the Gulf of Mexico, which commenced operations in July 2010. Natural gas sales volumes were lower in 2011 as compared to 2010 due to the sale of a portion of our Powder River Basin asset in 2010, decreased demand in Alaska and natural field declines, partly offset by increased natural gas production from the Droshky development.

The following table gives details of net sales and average realizations of our international operations.

	2011	2010
International Operating Statistics
Net liquid hydrocarbon sales (mbbld)(a)
Europe	101	92
Africa	43	83

Total International	144	175
Liquid hydrocarbon average realizations (per bbl)(b)
Europe	$115.55	$81.95
Africa	73.21	71.71
Total International	$102.96	$77.11
Net natural gas sales (mmcfd)
Europe(c)	97	105
Africa	443	409

Total International	540	514
Natural gas average realizations (per mcf)(b)
Europe	$9.84	$7.10
Africa	0.24	0.25
Total International	$1.97	$1.65
(a)

Includes crude oil, condensate and natural gas liquids. The amounts correspond with the basis for fiscal settlements with governments, representing equity tanker liftings and direct deliveries of liquid hydrocarbons.

(b)	Excludes gains and losses on derivative instruments.

(c)	Includes natural gas acquired for injection and subsequent resale of 16 mmcfd and 18 mmcfd in 2011 and 2010.

Compared to 2010, international liquid hydrocarbon sales volumes are lower due to the temporary cessation of production from Libya in February 2011. In the fourth quarter of 2011, limited production resumed from the Waha concessions, but we made no deliveries of hydrocarbons. Sales are planned to resume in the first quarter of 2012. Partially offsetting the impact of Libya, were higher liquid hydrocarbon sales from Norway due to increasing capacity of the Alvheim FPSO and from two new West Brae wells in the U.K. Natural gas sales volumes from EG were higher in 2011 due to a turnaround in 2010, while natural gas sales volumes from Europe were down primarily related to 2011 planned turnarounds and normal production declines in the U.K.

OSM segment revenues increased $755 million from 2010 to 2011. Revenues were impacted by net pre-tax gains of $25 million on derivative instruments in 2010. The increase in revenue is due to higher synthetic crude oil sales volumes and realizations as shown on the table below.

	2011	2010
OSM Operating Statistics
Net synthetic crude oil sales (mbbld)(a)	43	29
Synthetic crude average realizations (per bbl)	$91.65	$71.06
(a)	Includes blendstocks.

The 2011 sales volumes improved as a result of the Jackpine mine, which commenced operations in late 2010, and the upgrader expansion which was completed and commenced operations in the second quarter of 2011. Sales volumes in 2010 were impacted by a turnaround that commenced in late March 2010 that caused production to be completely shut down in April, with a staged resumption in May 2010.

IG segment revenues decreased $57 million in 2011 from 2010 because sales of LNG from our Alaska operations declined throughout 2011 as we planned to shut down the LNG facility. In the third quarter of 2011, sales from the LNG facility ceased completely because we sold our equity interest in the facility.

Income from equity method investments increased $118 million in 2011 from 2010 primarily due to the impact of higher liquid hydrocarbon prices on the earnings of certain of our equity method investees in 2011.

Net gain on disposal of assets in 2011 is primarily related to sales of non-core assets, such as the Burns Point gas plant and the Alaska LNG facility, and the assignment of interests in our DJ Basin and Poland acreage positions. The 2010 gain is primarily related to the pretax gain of $811 million on the sale of a 20 percent outside-operated interest in our Production Sharing Contract and Joint Operating Agreement in Block 32 offshore Angola. See Item 8. Financial Statements and Supplementary Data – Note 6 to the consolidated financial statements for discussion of significant dispositions.

Cost of revenues increased $1,439 million from 2010 to 2011 primarily due to the impact of higher crude oil prices on our supply optimization activities. Costs related to supply optimization were $3,599 million in 2011 compared to $2,530 million in 2010.

Additionally, total OSM segment costs increased for 2011 primarily because the Jackpine mine commenced production in late 2010 and the upgrader expansion came online in 2011. Although gross costs are up due to the increased volumes from the expansion, per barrel costs have been declining in comparison with 2010. OSM segment costs also increased in 2011 when compared to 2010 due to the expansion’s operation start-up costs. These increases were partially offset by no turnaround costs in 2011. We incurred $99 million in 2010 associated with the turnaround. Additionally, estimated net costs of $64 million were recorded in 2011 to address water flow in a previously mined and contained area of the Muskeg River mine.

Purchases from related parties increased $78 million from 2010 as a result of purchases from the Alba LPG plant in EG, in which we own an equity interest. Higher liquid hydrocarbon prices in 2011 increased the value of those purchases.

Depreciation, depletion and amortization increased $210 million in 2011 from 2010. Since both our E&P and OSM segments apply the units-of-production method to the majority of their assets, the previously discussed increases or decreases in sales volumes generally result in similar changes in DD&A. Increased DD&A expense in 2011 reflects the impact of higher OSM segment sales volumes, partially offset by decreases in E&P segment sales volumes. The DD&A rate (expense per barrel of oil equivalent), which is impacted by changes in proved reserves and capitalized costs, can also cause changes in our DD&A. The following table provides DD&A rates for our E&P and OSM segments.

($ per boe)	2011	2010
DD&A rate
E&P Segment
United States	$25	$22
International	10	9
OSM Segment	$18	$16

Impairments in 2011 related primarily to our Droshky development in the Gulf of Mexico for $273 million and an intangible asset for an LNG delivery contract at Elba Island. Impairments in 2010 include $423 million related to our Powder River Basin field in the first quarter, as well as smaller impairments to other E&P segment fields due to reductions in estimated reserves, reduced drilling expectations and declining natural gas prices. See Item 8. Financial Statements and Supplementary Data—Note 15 to the consolidated financial statements for further information about the impairments.

General and administrative expenses increased $53 million in 2011 compared to 2010 primarily due to additional compensation expense related to performance units and stock based compensation expense.

Other taxes increased $31 million in 2011 compared to 2010. With the increase in revenues, particularly related to higher prices, production and ad valorem taxes increased.

Exploration expenses were higher in 2011 than 2010 primarily due to higher dry well costs. Dry wells primarily related to Indonesia, the Gulf of Mexico, Norway and various U.S. onshore properties in both 2011 and 2010. In addition, costs related to some suspended exploratory wells in Equatorial Guinea were expensed in 2010. Geologic and seismic costs have increased in 2011 over 2010 primarily related to the U.S. shale plays, Poland and the Iraqi Kurdistan Region.

The following table summarizes components of exploration expenses:

(In millions)	2011	2010
Dry well and unproved property impairment	$357	$223
Geological, geophysical, seismic	120	116
Other	167	159

Total exploration expenses	$644	$498

Loss on early extinguishment of debt relates to debt retirements in February and March of 2011 and in April of 2010. See Item 8. Financial Statements and Supplementary Data—Note 17 to the consolidated financial statements for additional discussion of these transactions.

Provision for income taxes increased $545 million from 2010 to 2011 in part due to the increase in pretax income. In 2011, we increased the valuation allowance against foreign tax credits because it is more likely than not that we will be unable to realize all U.S. benefits on foreign taxes accrued in 2011. A higher price and production outlook over the next several years for Norway due to better than expected performance contributed to generating these excess foreign tax credits. The following is an analysis of the effective income tax rates for 2011 and 2010:

	2011	2010
Statutory rate applied to income from continuing operations before income taxes	35%	35%
Effects of foreign operations, including foreign tax credits	6	20
Change in permanent reinvestment assertion	5	-
Adjustments to valuation allowances	14	(2)
Tax law changes	1	1

Effective income tax rate on continuing operations	61%	54%

The effective tax rate is influenced by a variety of factors including the geographical and functional sources of income, the relative magnitude of these sources of income, foreign currency remeasurement effects, and tax legislation changes. The provision for income taxes is allocated on a discrete, stand-alone basis to pretax segment income and to individual items not allocated to segments. The difference between the total provision and the sum of the amounts allocated to segments and to individual items not allocated to segments is reported in “Corporate and other unallocated items” shown in Item 8. Financial Statements and Supplementary Data—Note 8 to the consolidated financial statements.

Effects of foreign operations – The effects of foreign operations on our effective tax rate decreased in 2011 as compared to 2010, primarily due to the suspension of all production operations in Libya in the first quarter of 2011, where the statutory tax rate is in excess of 90 percent.

Change in permanent reinvestment assertion – In the second quarter of 2011, we recorded $716 million of deferred U.S. tax on undistributed earnings of $2,046 million that we previously intended to permanently reinvest in foreign operations. Offsetting this tax expense were associated foreign tax credits of $488 million. In addition, we reduced our valuation allowance related to foreign tax credits by $228 million due to recognized deferred U.S. tax on previously undistributed earnings.

Adjustments to valuation allowance – In 2011, we increased the valuation allowance against foreign tax credits because it is more likely than not that we will be unable to realize all U.S. benefits on foreign taxes accrued in 2011.

See Item 8. Financial Statements and Supplementary Data—Note 10 to the consolidated financial statements for further information about income taxes.

Discontinued operations reflect the June 30, 2011 spin-off of our downstream business and the historical results of those operations, net of tax, for all periods presented. See Item 8. Financial Statements and Supplementary Data—Note 3 to the consolidated financial statements.

Segment Results: 2011 compared to 2010

Segment income for 2011 and 2010 is summarized and reconciled to net income in the following table.

(In millions)	2011	2010
E&P
United States	$366	$251
International	1,791	1,690

E&P segment	2,157	1,941
OSM	256	(50)
IG	178	142

Segment income	2,591	2,033
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	(326)	(202)
Foreign currency remeasurement of taxes	9	32
Impairments	(195)	(286)
Loss on early extinguishment of debt	(176)	(57)
Tax effect of subsidiary restructuring	(122)	-
Deferred income taxes	(61)	(45)
Water abatement – Oil Sands	(48)	-
Eagle Ford transaction costs	(10)	-
Gain on dispositions	45	407

Income from continuing operations	1,707	1,882
Discontinued operations	1,239	686

Net income	$ 2,946	$ 2,568

United States E&P income increased $115 million from 2010 to 2011. The majority of the income increase was due to higher liquid hydrocarbon realizations in 2011, along with higher liquid hydrocarbon sales volumes, partially offset by higher DD&A in the Gulf of Mexico and increased exploration and operating costs.

International E&P income increased $101 million from 2010 to 2011. This increase was primarily related to higher liquid hydrocarbon realizations, partially offset by lower liquid hydrocarbon sales volumes and higher income taxes.

OSM segment income increased $306 million from 2010 to 2011. The increase in segment income was primarily the result of higher synthetic crude oil sales volumes and higher price realizations.

IG segment income increased $36 million from 2010 to 2011. The increase in income was primarily the result of higher LNG and methanol sales volumes, somewhat offset by lower Henry Hub gas prices.

Consolidated Results of Operations: 2010 compared to 2009

Revenues are summarized in the following table:

(In millions)	2010	2009
E&P	$10,782	$7,738
OSM	833	692
IG	150	50

Segment revenues	11,765	8,480
Elimination of intersegment revenues	(75)	(28)
Gain on U.K. natural gas contracts	-	72

Total revenues	$ 11,690	$ 8,524

E&P segment revenues increased $3,044 million from 2009 to 2010, primarily due to higher average liquid hydrocarbon and natural gas realizations, slightly offset by lower natural gas sales volumes. On average, our worldwide liquid hydrocarbon realizations were 30 percent higher in 2010 than in 2009 and our worldwide natural gas realizations were 18 percent higher.

E&P segment revenues included net derivative gains of $95 million and losses of $13 million in 2010 and 2009. Excluded from E&P segment revenues were gains of $72 million in 2009 related to natural gas sales contracts in the U.K. that were accounted for as derivative instruments. These U.K. contracts expired in September 2009.

Included in our E&P segment are supply optimization activities which include the purchase of commodities from third parties for resale. Supply optimization serves to aggregate volumes in order to satisfy transportation commitments and to achieve flexibility within product types and delivery points. See the Cost of revenues discussion as revenues from supply optimization are approximately equal to those costs. Higher average crude oil prices in 2010 compared to 2009 increased revenues related to supply optimization.

The following table gives details of net sales and average realizations of our U.S. operations.

	2010	2009
United States Operating Statistics
Net liquid hydrocarbon sales (mbbld)(a)	70	64
Liquid hydrocarbon average realizations (per bbl)(b)	$72.30	$54.67
Net natural gas sales (mmcfd)	364	373
Natural gas average realizations (per mcf)(b)	$4.71	$4.14

(a)	Includes crude oil, condensate and natural gas liquids.

(b)	Excludes gains and losses on derivative instruments.

Liquid hydrocarbon sales volumes in 2010 benefited from the Droshky development in the Gulf of Mexico, which commenced production mid-year 2010.

The following table gives details of net sales and average realizations of our international operations.

	2010	2009
International Operating Statistics
Net liquid hydrocarbon sales (mbbld)(a)
Europe	92	92
Africa	83	87

Total International	175	179
Liquid hydrocarbon average realizations (per bbl)(b)
Europe	$81.95	$64.46
Africa	71.71	53.91
Total International	$77.11	$59.31
Net natural gas sales (mmcfd)
Europe(c)	105	138
Africa	409	430

Total International	514	568
Natural gas average realizations (per mcf)(b)
Europe	$7.10	$4.90
Africa	0.25	0.25
Total International	$1.65	$1.38

(a)

Includes crude oil, condensate and natural gas liquids. The amounts correspond with the basis for fiscal settlements with governments, representing equity tanker liftings and direct deliveries of liquid hydrocarbons.

(b)	Excludes gains and losses on derivative instruments and the unrealized effects of U.K. natural gas contracts that were accounted for as derivatives.

(c)	Includes natural gas acquired for injection and subsequent resale of 18 mmcfd and 22 mmcfd in 2010 and 2009.

Compared to 2009, international natural gas sales volumes are lower primarily due to a turnarounds in 2010 in EG and the U.K.

OSM segment revenues increased $141 million from 2009 to 2010. Revenues were impacted by net gains of $25 million and $13 million on derivative instruments in 2010 and 2009. Excluding the derivatives impact, the increase in revenue reflects the 26 percent increase in synthetic crude oil realizations. Synthetic crude oil sales volumes were lower in 2010 due to the impact of the planned turnaround at the Muskeg River mine and upgrader that began in late March 2010 and halted production in April before a staged resumption of operations in May 2010.

	2010	2009
OSM Operating Statistics
Net synthetic crude oil sales (mbbld)(a)	29	32
Synthetic crude average realizations (per bbl)	$71.06	$56.44

(a)	Includes blendstocks.

IG segment revenues increased $100 million from 2009 to 2010 primarily due to higher commodity prices.

Income from equity method investments increased $76 million in 2010 from 2009 primarily due to the impact of higher commodity prices on the earnings of many of our equity method investees in 2010.

Net gain on disposal of assets in 2010 is primarily related to the pretax gain of $811 million on the sale of a 20 percent outside-operated interest in our Production Sharing Contract and Joint Operating Agreement in Block 32 offshore Angola. In 2009, we sold our operated and a portion of our outside-operated Permian Basin producing assets in New Mexico and west Texas, plus sales of other oil and gas properties.

Cost of revenues increased $1,616 million from 2009 to 2010 primarily due the impact of higher crude oil prices on our supply optimization activities. Costs related to supply optimization were $2,530 million in 2010 compared to $1,445 million in 2009. Additionally, OSM segment costs were higher in 2010 due to the planned turnaround at the Muskeg River mine and the upgrader.

Purchases from related parties increased $26 million from 2009 as a result of purchases from the Alba LPG plant in EG, in which we own an equity interest. Higher liquid hydrocarbon prices in 2010 increased the value of those purchases.

Depreciation, depletion and amortization increased $122 million in 2010 from 2009. Since both our E&P and OSM segments apply the units-of-production method to the majority of their assets, the previously discussed increases or decreases in sales volumes generally result in similar changes in DD&A. Increased DD&A in 2010 reflects the impact of higher sales volumes at a higher rate of DD&A per barrel on our U.S. E&P assets. The DD&A rate (expense per barrel of oil equivalent), which is impacted by changes in proved reserves and capitalized costs, can also cause changes in our DD&A. The following table provides DD&A rates for our E&P and OSM segments.

($ per boe)	2010	2009
DD&A rate
E&P Segment
United States	$22	$18
International	9	9
OSM Segment	$16	$12

Impairments in 2010 includes $423 million related to our Powder River Basin field in the first quarter, as well as smaller impairments to other E&P segment fields due to reductions in estimated reserves, reduced drilling expectations and declining natural gas prices. See Item 8. Financial Statements and Supplementary Data—Note 15 to the consolidated financial statements for further information about the impairments.

General and administrative expenses increased $40 million in 2010 compared to 2009 primarily due to additional compensation expense and higher defined benefit costs (see Item 8. Financial Statements and Supplementary Data—Note 20 to the consolidated financial statements for further information about defined benefit costs).

Other taxes increased $26 million in 2010 compared to 2009. With the increase in revenues, particularly related to higher prices, production and ad valorem taxes increased.

Exploration expenses were higher in 2010 than 2009 primarily due to higher dry well costs. Dry wells primarily related to Gulf of Mexico, Indonesia, Norway and various U.S. onshore properties in 2010 and to Europe and Africa in 2009. The following table summarizes the components of exploration expenses.

(In millions)	2010	2009
Dry well and unproved property impairment	$223	$83
Geological, geophysical, seismic	116	105
Other	159	119

Total exploration expenses	$498	$307

Loss on early extinguishment of debt relates to debt retirements in April of 2010. See Item 8. Financial Statements and Supplementary Data—Note 17 to the consolidated financial statements for additional discussion of these transactions.

Provision for income taxes increased $128 million from 2009 to 2010 primarily due to the increase in pretax income. The effective rate, however, decreased from 74 percent in 2009 to 54 percent in 2010. In 2009 more income was generated in high tax jurisdictions than in 2010. In addition, in 2009, it was determined that we may not be able to realize all recorded foreign tax benefits and therefore a valuation allowance was recorded against these benefits.

The following is an analysis of the effective income tax rates for 2010 and 2009:

	2010	2009
Statutory rate applied to income from continuing operations before income taxes	35%	35%
Effects of foreign operations, including foreign tax credits	20	16
Foreign currency remeasurement loss	-	11
Adjustments to valuation allowances	(2)	10
Tax law change	1	-
Other	-	2

Effective income tax rate on continuing operations	54%	74%

The effective tax rate is influenced by a variety of factors including the geographical and functional sources of income, the relative magnitude of these sources of income, foreign currency remeasurement effects, and tax legislation changes. See Item 8. Financial Statements and Supplementary Data—Note 10 to the consolidated financial statements for further information about income taxes.

Discontinued operations reflect the June 30, 2011 spin-off of our downstream business and the 2009 disposals of our E&P businesses in Ireland and Gabon and their historical operating results, net of tax, for all periods presented. See Item 8. Financial Statements and Supplementary Data—Notes 3 and 6 to the consolidated financial statements.

Segment Results: 2010 compared to 2009

Segment income for 2010 and 2009 is summarized and reconciled to net income in the following table.

(In millions)	2010	2009
E&P
United States	$251	$52
International	1,690	1,166

E&P segment	1,941	1,218
OSM	(50)	44
IG	142	90

Segment income	2,033	1,352
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	(202)	(431)
Foreign currency remeasurement of taxes	32	(319)
Impairments	(286)	(45)
Loss on early extinguishment of debt	(57)	-
Deferred income taxes	(45)	-
Gain on dispositions	407	122
Gain on U.K. natural gas contracts(a)	-	37

Income from continuing operations	1,882	716
Discontinued operations	686	747

Net income	$2,568	$1,463
(a)	Amounts relate to natural gas contracts in the U. K. that were accounted for as derivative instruments and recorded at fair value.

United States E&P income increased $199 million from 2009 to 2010. The majority of the income increase was due to higher liquid hydrocarbon and natural gas realizations in 2010, along with higher liquid hydrocarbon sales volumes, partially offset by higher DD&A and higher exploration and operating costs. Exploration expenses were $275 million for 2010, compared to $153 million for 2009, reflecting increased geological and geophysical spending focused on shale plays and exploration dry well expense, primarily the Flying Dutchman well in the Gulf of Mexico.

International E&P income increased $524 million from 2009 to 2010. This increase was primarily related to higher liquid hydrocarbon and natural gas realizations, partially offset by higher exploration expenses and income taxes. Exploration expenses were $223 million for 2010, compared to $154 million for 2009, reflecting higher dry well expense with dry wells in Indonesia, Norway and EG.

OSM segment income decreased $94 million from 2009 to 2010. Cost increases in 2010 associated with the planned turnaround at the Muskeg River mine and the Jackpine mine start-up were in excess of the revenue increase previously discussed. Results for 2010 included after-tax gains on crude oil derivative instruments of $19 million, while the impact of derivatives on 2009 was not significant.

IG segment income increased $52 million from 2009 to 2010. The increase in income was primarily the result of higher realizations for LNG and methanol.

Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

Cash Flows

Net cash provided by continuing operations was $5,434 million in 2011 compared to $4,194 million in 2010 and $3,172 million in 2009. The $1,240 million increase in 2011 and the $1,022 million increase in 2010 primarily reflect increasing average realized prices.

Net cash used in investing activities related to continuing operations totaled $7,174 million in 2011 compared to $2,157 million in 2010 and $2,359 million in 2009. Significant investing activities include acquisitions, additions to property, plant and equipment and asset disposals.

Acquisitions in 2011 included proved and unproved assets in the Eagle Ford shale play in south Texas. See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for further information about the transactions.

The most significant additions to property, plant and equipment relate to our long-term projects, which cross several years. In our E&P segment, exploration and development projects in Angola impacted all three years. Development of fields tied back to the Alvheim FPSO occurred in 2009 and 2010. Spending on U.S. exploration and development projects has been increasing over the years, related to unconventional resource plays and Gulf of Mexico exploration when drilling was allowed. In the OSM segment, the AOSP Expansion 1, which began in 2008, was substantially complete in 2010.

Disposal of assets totaled $518 million, $1,368 million and $812 million in 2011, 2010 and 2009. Several sales of non-core assets in 2011 and acreage farmouts resulted in net proceeds of $518 million. In 2010, we closed the sale of our 20 percent outside-operated undivided interest in the Production Sharing Contract and Joint Operating Agreement in Block 32 offshore Angola for $1.3 billion. In 2009, we sold all of our operated and outside-operated interests in Ireland and Gabon, reporting the disposals as discontinued operations. We also sold our operated and a portion of our outside-operated Permian Basin producing assets in New Mexico and west Texas. See Item 8. Financial Statements and Supplementary Data – Note 6 to the consolidated financial statements for more information about dispositions.

Financing activities related to continuing operations resulted in a use of cash of $5,211 million in 2011, but provided cash of $1,343 million in 2010 and $737 million 2009. In connection with the spin-off, we distributed $1.6 billion to MPC in the second quarter of 2011. Early debt repayments of $2,498 million and $500 million occurred in 2011 and 2010. Purchases of common stock used $300 million in cash during 2011. Sources of cash in 2009 included the issuance of $1.5 billion in senior notes. Dividend payments were uses of cash in every year.

Liquidity and Capital Resources

Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, the issuance of notes, our $3.0 billion committed revolving credit facility and sales of non-core assets. Because of the alternatives available to us, including internally generated cash flow and access to capital markets, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities, share repurchase program and other amounts that may ultimately be paid in connection with contingencies.

Capital Resources

Credit Arrangements and Borrowings

At December 31, 2011, we had $4,815 million in long-term debt outstanding, $141 million of which is due within one year. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.

At December 31, 2011, we had no borrowings outstanding against our $3 billion revolving credit facility, the vast majority of which has a termination date of May 2013, and no commercial paper outstanding under our U.S. commercial paper program that is backed by the revolving credit facility.

Shelf Registration

We have a universal shelf registration statement filed with the Securities and Exchange Commission, under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Cash-Adjusted Debt-To-Capital Ratio

Our cash-adjusted debt-to-capital ratio (total debt-minus-cash to total debt-plus-equity-minus-cash) was 20 percent and 14 percent at December 31, 2011 and 2010.

(Dollars in millions)	2011	2010
Long-term debt due within one year	$141	$295
Long-term debt	4,674	7,601

Total debt	$4,815	$7,896

Cash	$493	$3,951
Equity	$17,159	$23,771
Calculation:
Total debt	$4,815	$7,896
Minus cash	493	3,951

Total debt minus cash	4,322	3,945

Total debt	4,815	7,896
Plus equity	17,159	23,771
Minus cash	493	3,951

Total debt plus equity minus cash	$21,481	$27,716

Cash-adjusted debt-to-capital ratio	20%	14%

Capital Requirements

Capital Spending

Our approved capital, investment and exploration budget for 2012 is $4,822 million. Additional details related to the 2012 budget are discussed in Outlook.

Other Expected Cash Outflows

We plan to make contributions of up to $113 million to our pension plans during 2012. As of December 31, 2011, $141 million of our long-term debt is due in the next twelve months.

Dividends of $0.80 per common share or $567 million were paid during 2011 reflecting quarterly dividends of $0.25 per share in the first two quarters and $0.15 per share in the two quarters after the spin-off of our downstream business. On January 27, 2012, we announced that our Board of Directors had declared a dividend of $0.17 cents per share on Marathon Oil common stock, payable March 12, 2012, to stockholders of record at the close of business on February 16, 2012. This is a 13 percent increase over the dividend paid in the preceding quarter.

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a common share repurchase program totaling $5 billion. As of December 31, 2011, we had repurchased 78 million common shares at a cost of $3,222 million, with 66 million shares purchased for $2,922 million prior to the spin-off of our downstream business and 12 million shares acquired at a cost of $300 million in the third quarter of 2011. Purchases under the program may be in either open market transactions, including block purchases, or in privately negotiated transactions. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. The program’s authorization does not include specific price targets or timetables. The timing of purchases under the program will be influenced by cash generated from operations, proceeds from potential asset sales, cash from available borrowings and market conditions.

Our opinions concerning liquidity and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity above also contains forward-looking statements regarding expected capital, investment and exploration spending and planned funding of our pension plans. The forward-looking statements about our capital, investment and exploration budget are based on current expectations, estimates and projections and are not guarantees of future performance. The forward-looking statements about our common share repurchase program are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for liquid hydrocarbons, natural gas and synthetic crude oil, actions of competitors, disruptions or interruptions of our production or oil sands mining and bitumen upgrading operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2011.

(In millions)	Total	2012	2013- 2014	2015- 2016	Later Years
Long-term debt (excludes interest)(a)	$4,794	$141	$274	$69	$4,310
Lease obligations	275	64	69	53	89
Purchase obligations:
Oil and gas activities(b)	2,709	541	814	549	805
Service and materials contracts(c)	1,044	169	198	129	548
Transportation and related contracts	1,303	322	174	129	678
Drilling rigs and fracturing crews	1,079	506	551	22
Other	276	108	85	28	55

Total purchase obligations	6,411	1,646	1,822	857	2,086
Other long-term liabilities reported in the consolidated balance sheet(d)	1,231	176	273	251	531
Total contractual cash obligations(e)	$12,711	$2,027	$2,438	$1,230	$7,016

(a)	We anticipate cash payments for interest of $286 million for 2012, $542 million for 2013-2014, $535 million for 2015-2016 and $2,965 million for the remaining years for a total of $4,328 million.

(b)

Oil and gas activities include contracts to acquire property, plant and equipment and commitments for oil and gas exploration such as costs related to contractually obligated exploratory work programs that are expensed immediately.

(c)	Service and materials contracts include contracts to purchase services such as utilities, supplies and various other maintenance and operating services.

(d)

Primarily includes obligations for pension and other postretirement benefits including medical and life insurance. We have estimated projected funding requirements through 2021. Also includes amounts for uncertain tax positions.

(e)

This table does not include the estimated discounted liability for dismantlement, abandonment and restoration costs of oil and gas properties of $1,510 million. See Item 8. Financial Statements and Supplementary Data – Note 18 to the consolidated financial statements.

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

We will issue stand alone letters of credit when required by a business partner. Such letters of credit outstanding at December 31, 2011, 2010 and 2009 aggregated $231 million, $439 million and $224 million. Most of the letters of credit are in support of obligations recorded in the consolidated balance sheet. For example, they are issued to counterparties to insure our payments for outstanding company debt, future abandonment liabilities and prior to June 30, 2011, crude purchases by our downstream business which we spun-off on that date. The decline in the level of our outstanding letters of credit in 2011 is primarily related to the spin-off of our downstream business.

Outlook

Our Board of Directors approved a capital, investment and exploration budget of $4,822 million for 2012, including budgeted capital expenditures of $4,402 million which represented a 29 percent increase from 2011 spending. Our focus in 2012 continues to be our U.S. liquids-rich growth assets, which account for almost 65 percent of the 2012 budget. Further detail of our budget by segment and asset lifecycle is presented below. For additional information about expected exploration and development activities on specific assets see Item 1. Business.

Exploration and Production

The worldwide exploration and production budget for 2012 is $4,387 million, a 44 percent increase over 2011 capital spending. The exploration and production strategy is based on three key elements: a solid portfolio of base assets, growth assets and impact exploration. Almost two thirds, or $3,041 million of the budget is allocated to our growth assets and almost one half of that is targeted to ramp up our operations in the Eagle Ford shale play in Texas. We will also continue to build on our substantial positions in the Bakken and Anadarko Woodford shale plays and to establish our business in the emerging Niobrara shale play of the DJ Basin. Approximately $2.7 billion of our budget is concentrated in these four U.S. liquids-rich resource plays.

Spending on our base E&P assets is budgeted at $913 million for 2012. These assets include production operations in the Gulf of Mexico, Norway, U.S. conventional oil and gas plays, Equatorial Guinea, the U.K. and Libya which generate much of the cash that will be available for investment in our growth assets and exploration projects.

Impact exploration projects account for 9 percent, or $433 million of the 2012 budget and include conducting seismic surveys and drilling 12 – 18 gross (6 – 10 net) wells on prospects in the deepwater Gulf of Mexico, the Iraqi Kurdistan Region and Poland.

The above discussion includes forward-looking statements with respect to anticipated future exploratory and development drilling activity, investments in new and existing resource plays and potential development projects. Some factors which could potentially affect these forward-looking statements include pricing, supply and demand for petroleum products, the amount of capital available for exploration and development, regulatory constraints, drilling rig availability, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other geological, operating and economic considerations. The foregoing forward-looking statements may be further affected by the inability to obtain or delay in obtaining necessary government and third-party approvals or permits. The offshore developments could further be affected by presently known data concerning size and character of reservoirs, economic recoverability, future drilling success and production experience. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Oil Sands Mining

The Oil Sands Mining segment budget for 2012 is $275 million. The 2012 budget includes funds for the initiation of debottlenecking projects, continued evaluation of Quest CCS and other capital expenditures. A final investment decision on Quest CCS is expected to be made in 2012, and is subject to regulatory approvals, stakeholder engagement, detailed engineering studies, as well as a final joint venture partner agreement.

Corporate and Other

The remaining $160 million of our 2012 budget is split roughly in half between capitalized interest on ongoing projects and other corporate activities. Additionally, $1 million is budgeted for our Integrated Gas segment.

The forward-looking statements about our capital, investment and exploration budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for crude oil and natural gas, actions of competitors, disruptions or interruptions of our production or bitumen mining and upgrading operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies

We have incurred and may continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. If these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, and production processes.

Legislation and regulations pertaining to climate change and greenhouse gas emissions have the potential to materially adversely impact our business, financial condition, results of operations and cash flows, including costs of compliance and permitting delays. The extent and magnitude of these adverse impacts cannot be reliably or accurately estimated at this time because specific regulatory and legislative requirements have not been finalized and uncertainty exists with respect to the measures being considered, the costs and the time frames for compliance, and our ability to pass compliance costs on to our customers. For additional information see Item 1A. Risk Factors.

Our environmental expenditures(a) related to continuing operations for each of the last three years were:

(In millions)	2011	2010	2009
Capital	$122	$82	$91
Compliance
Operating and maintenance	35	26	23
Remediation(b)	5	1	2

Total	$162	$109	$116

(a)	Amounts are determined based on American Petroleum Institute survey guidelines regarding the definition of environmental expenditures.

(b)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash provisions recorded for environmental remediation.

Our environmental capital expenditures accounted for four percent of capital expenditures for continuing operations in 2011, two percent in 2010 and three percent in 2009.

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

Our environmental capital expenditures related to continuing operations are expected to be $167 million, or three percent, of capital expenditures in 2012. Predictions beyond 2012 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based on currently identified projects, we anticipate that environmental capital expenditures will be approximately $205 million in 2013; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

Estimated Quantities of Net Reserves

The estimation of quantities of net reserves is a highly technical process performed by our engineers for liquid hydrocarbons and natural gas, and by outside consultants for synthetic crude oil, which is based upon several underlying assumptions that are subject to change. Estimates of reserves may change, either positively or negatively, as additional information becomes available and as contractual, operational, economic and political conditions change. We evaluate our reserves using drilling results, reservoir performance, seismic interpretation and future plans to develop acreage. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Reserve estimates are based upon an unweighted average of commodity prices in the prior 12-month period, using the closing prices on the first day of each month. These prices are not indicative of future market conditions. For a discussion of our reserve estimation process, including the use of third-party audits, see Item 1. Business.

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

Depreciation and depletion of liquid hydrocarbon, natural gas and synthetic crude oil producing properties is determined by the units-of-production method and could change with revisions to estimated proved reserves. Over the past three years, the impact on our depreciation and depletion rate due to revisions of previous reserve estimates has not been significant to either our E&P or our OSM segments. However, during 2009, the change to presenting oil sands mining reserves as synthetic crude oil under the SEC’s revised regulations caused our reported revisions to previous estimates to be near 50 percent of the beginning of the year reserve estimate. This presentation change did not have a significant impact upon the calculation of depreciation, depletion and amortization for our OSM segment. For our E&P segment, on average, a five percent increase in the amount of proved liquid hydrocarbon and natural gas reserves would lower the depreciation and depletion rate by approximately $0.66 per barrel, which would increase pretax income by approximately $87 million annually, based on 2011 production. Conversely, on average, a five percent decrease in the amount of proved liquid hydrocarbon and natural gas reserves would increase the depreciation and depletion rate by approximately $0.72 per barrel and would result in a decrease in pretax income of approximately $96 million annually, based on 2011 production. For our OSM segment, on average, a five percent increase in estimated proved synthetic crude oil reserves would lower the depreciation and depletion rate by approximately $0.62 per barrel and would result in an increase in pretax income of approximately $9 million annually, based on 2011 production. On average, a five percent decrease in estimated proved synthetic crude oil reserves would increase the depreciation and depletion rate by approximately $0.69 per barrel and would result in a decrease in pretax income of approximately $9 million annually, based on 2011 production.

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

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use a market or income approach for recurring fair value measurements and endeavor to use the best information available. See Item 8. Financial Statements and Supplementary Data – Note 15 to the consolidated financial statements for disclosures regarding our fair value measurements.

Significant uses of fair value measurements include:

•	impairment assessments of long-lived assets;

•	impairment assessments of goodwill;

•	allocation of the purchase price paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions; and

•	recorded value of derivative instruments

Impairment Assessments of Long-Lived Assets and Goodwill

The need to test long-lived assets and goodwill for impairment can be based on several indicators, including a significant reduction in prices of liquid hydrocarbons, natural gas or synthetic crude oil, unfavorable adjustments to reserves, significant changes in the expected timing of production, other changes to contracts or changes in the regulatory environment in which the property is located.

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is field-by-field for E&P assets and project level for oil sands mining assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, the carrying value is written down to the estimated fair value.

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

Acquisitions

In accounting for business combinations, the purchase price paid to acquire a business is allocated to its assets and liabilities based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment and identifiable intangible assets. The most significant assumptions relate to the estimated fair values allocated to proved and unproved liquid hydrocarbon, natural gas and synthetic crude oil properties. Estimated fair values assigned to assets acquired can have a significant effect on our results of operations in the future. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for assistance. During 2011, we completed a business combination in the Eagle Ford shale with an aggregate purchase price of $4.5 billion that was allocated to the assets acquired and liabilities assumed based on their estimated fair values (see Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements).

The fair values used to allocate the purchase price of an acquisition are often estimated using the expected present value of future cash flows method, which requires us to estimate reserves as described above under Estimated Quantities of Net Reserves, project related future cash inflows and outflows and apply an appropriate discount rate. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ from the projected results used to determine fair value.

Derivatives

We record all derivative instruments at fair value. A large volume of our commodity derivatives are exchange-traded and require few assumptions in arriving at fair value. Fair value estimation for all our derivative instruments is discussed in Item 8. Financial Statements and Supplementary Data – Note 15 to the consolidated financial statements. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Income Taxes

We are subject to income taxes in numerous taxing jurisdictions worldwide. Estimates of income taxes to be recorded involve interpretation of complex tax laws and assessment of the effects of foreign taxes on our U.S. federal income taxes.

We have recorded deferred tax assets and liabilities for temporary differences between book basis and tax basis, tax credit carryforwards and operating loss carryforwards. We routinely assess the realizability of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for additional or adjustments to existing valuation allowances, we consider the preponderance of evidence concerning the realization of the deferred tax asset. We must consider any prudent and feasible tax planning strategies that might minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets, if we can implement the strategies and we expect to implement them in the event the forecasted conditions actually occur. Assumptions related to the permanent reinvestment of the earnings of our foreign subsidiaries are reconsidered quarterly to give effect to changes in our portfolio of producing properties and in our tax profile.

Our net deferred tax assets, after valuation allowances, are expected to be realized through our future taxable income and the reversal of temporary differences. Numerous judgments and assumptions are inherent in the estimation of future taxable income, including factors such as future operating conditions (particularly as related to prevailing liquid hydrocarbon, natural gas and synthetic crude oil prices) and the assessment of the effects of foreign taxes on our U.S. federal income taxes. The estimates and assumptions used in determining future taxable income are consistent with those used in our planning and capital investment reviews. We consider proved and, in some cases, probable and possible reserves related to our existing producing properties, as well as estimated quantities of liquid hydrocarbon, natural gas and synthetic crude oil related to undeveloped discoveries if, in our judgment, it is likely that development plans will be approved in the foreseeable future. Assumptions regarding our ability to realize the U.S. federal benefit of foreign tax credits are based on certain estimates concerning future operating conditions (particularly as related to prevailing liquid hydrocarbon, natural gas and synthetic crude oil prices), future financial conditions, income generated from foreign sources and our tax profile in the year that such credits may be claimed.

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

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our funded U.S. pension plan and our unfunded U.S. retiree health care plan due to the different projected benefit payment patterns. In determining the assumed discount rates, our methods include a review of market yields on high-quality corporate debt and use of our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a yield curve derived from AA bond yields. The yield curve represents a series of annualized individual spot discount rates from 0.5 to 99 years. The bonds used are rated AA or higher by a recognized rating agency, only non-callable bonds are included and outlier bonds (bonds that have a yield to maturity that significantly deviates from the average yield within each maturity grouping) are removed. Each issue is required to have at least $250 million par value outstanding. The constructed yield curve is based on those bonds representing the 50 percent highest yielding issuance within each defined maturity group.

Of the assumptions used to measure the yearend obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 4.45 percent for our U.S. pension plan and 4.90 percent for our other U.S. postretirement benefit plan by 0.25 would increase pension obligations and other postretirement benefit plan obligations by $43 million and $9 million and would increase annual defined benefit pension expense by $5 million and would not have a significant impact on other postretirement benefit plan expense.

The asset rate of return assumption considers the asset mix of the plans (targeted at approximately 75 percent equity securities and 25 percent debt securities for the U.S. funded pension plan through 2011, 65 percent equity securities and 35 percent debt securities for the U.S. funded pension plan beginning in 2012 and 70 percent equity securities and 30 percent debt securities for the international funded pension plans), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation, debt returns and stock yields. Our long-term asset rate of return assumption is compared to those of other companies and to our historical returns for reasonableness. Decreasing the 7.75 percent asset rate of return assumption by 0.25 would not have a significant impact on our defined benefit pension expense.

Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.

Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

Item 8. Financial Statements and Supplementary Data – Note 20 to the consolidated financial statements includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive income reported on the balance sheets.

Contingent Liabilities

We accrue contingent liabilities for environmental remediation, tax deficiencies related to operating taxes, and litigation claims when such contingencies are probable and estimable. Actual costs can differ from estimates for many reasons. For instance, settlement costs for claims and litigation can vary from estimates based on differing interpretations of laws, opinions on responsibility and assessments of the amount of damages. Similarly, liabilities for environmental remediation may vary from estimates because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology. Our in-house legal counsel regularly assesses these contingent liabilities. In certain circumstances, outside legal counsel is utilized.

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

Accounting Standards Not Yet Adopted

The FASB and the IASB issued joint disclosure requirements in December 2011 designed to enhance disclosures about offsetting assets and liabilities that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. Entities are required to disclose both gross information and net information about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. These disclosures are effective for us beginning the first quarter of 2013 and must be made retrospectively for comparable periods. Adoption of this amendment will not have a significant impact on our consolidated results of operations, financial position or cash flows.

In September 2011, the FASB amended accounting standards to simplify how entities test goodwill for impairment. The amendment reduces complexity by allowing an entity the option to make a qualitative evaluation of whether it is necessary to perform the two-step goodwill impairment test. The amendment is effective for our interim and annual periods beginning with the first quarter of 2012. Early adoption is permitted, but we were unable to do so because our 2011 annual goodwill impairment testing was completed prior to the issuance of the amendment. Adoption of this amendment will not have a significant impact on our consolidated results of operations, financial position or cash flows.

The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of Other Comprehensive Income (“OCI”) as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of OCI, and the total of comprehensive income. The presentation of items that are reclassified from OCI to net income on the income statement is also required. The amendments did not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. The amendments are effective for us beginning with the first quarter of 2012, except for the presentation of reclassifications, which has been deferred. Adoption of this amendment will not have a significant impact on our consolidated results of operations, financial position or cash flows.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. GAAP and IFRS. The amendments change the wording used to describe certain of the U.S. GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments are to be applied prospectively and will be effective for our interim and annual periods beginning with the first quarter of 2012. Early application is not permitted. We do not expect adoption of these amendments to have a significant impact on our consolidated results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to the volatility of liquid hydrocarbon, natural gas and synthetic crude oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. We employ various strategies, including the use of financial derivative instruments, to manage the risks related to these fluctuations. We are at risk for changes in the fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.

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

See Item 8. Financial Statements and Supplementary Data – Notes 15 and 16 to the consolidated financial statement for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income for those which qualify as hedges and those not designated as hedges.

Commodity Price Risk

Our strategy is to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. However, management will occasionally protect prices on forecasted sales, as deemed appropriate. We use a variety of commodity derivative instruments, including futures, forwards, swaps and combinations of options, as part of an overall program to manage commodity price risk in our different businesses.

We regularly use commodity derivative instruments in the E&P segment to manage natural gas price risk during the time that the natural gas is held in storage before it is sold or related to our supply optimization activities.

The fair value of commodity derivatives outstanding at December 31, 2011 was less than $1 million. For these derivatives, hypothetical 10 percent and 25 percent increases and decreases in commodity prices would not significantly impact income from operations (“IFO”). We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles.

Interest Rate Risk

We are impacted by interest rate fluctuations which affect the fair value of certain financial instruments. We manage our exposure to interest rate movements by utilizing financial derivative instruments. The primary objective of this program is to reduce our overall cost of borrowing by managing the mix of fixed and floating interest rate debt in our portfolio. As of December 31, 2011, we had multiple interest rate swap agreements with a total notional amount of $600 million at a weighted-average, LIBOR-based, floating rate of 4.76 percent. These interest rate swaps are designated as fair value hedges, which effectively results in an exchange of existing obligations to pay fixed interest rates for obligations to pay floating rates.

Sensitivity analysis of the projected incremental effect of a hypothetical 10 percent change in interest rates on financial assets and liabilities as of December 31, 2011, is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities)(a)
Interest rate swap agreements	$5	(b)	$4
Long-term debt, including amounts due within one year	$(5,479	) (b)	$(231)

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

At December 31, 2011, our portfolio of long-term debt was substantially comprised of fixed rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Foreign Currency Exchange Rate Risk

We may manage our exposure to foreign currency exchange rates by utilizing forward and option contracts. The primary objective of this program is to reduce our exposure to movements in foreign currency exchange rates by locking in such rates. There were no foreign currency forward or option contracts open at December 31, 2011.

Counterparty Risk

We are also exposed to financial risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is reviewed and master netting agreements are used when appropriate.

Safe Harbor

These quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for liquid hydrocarbons, natural gas and synthetic crude oil. If these assumptions prove to be inaccurate, future outcomes with respect to our use of derivative instruments may differ materially from those discussed in the forward-looking statements.

Item 8. Financial Statements and Supplementary Data

Management’s Responsibilities for Financial Statements

To the Stockholders of Marathon Oil Corporation:

The accompanying consolidated financial statements of Marathon Oil Corporation and its consolidated subsidiaries (“Marathon Oil”) are the responsibility of management and have been prepared in conformity with accounting principles generally accepted in the Unites States of America. They necessarily include some amounts that are based on best judgments and estimates. The financial information displayed in other sections of this Annual Report on Form 10-K is consistent with these consolidated financial statements.

Marathon Oil seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organization arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.

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

/s/ Clarence P. Cazalot, Jr.	/s/ Janet F. Clark	/s/ Michael K. Stewart
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Vice President, Finance and Accounting, Controller and Treasurer

Management’s Report on Internal Control over Financial Reporting

To the Stockholders of Marathon Oil Corporation:

Marathon Oil’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, Marathon Oil’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of Marathon Oil’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent public accounting firm, as stated in their report which is included herein.

/s/ Clarence P. Cazalot, Jr.	/s/ Janet F. Clark
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders of Marathon Oil Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Marathon Oil Corporation and its subsidiaries (the “Company”) at December 31, 2011, and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 29, 2012

MARATHON OIL CORPORATION

Consolidated Statements of Income

(In millions, except per share data)	2011	2010	2009
Revenues and other income:
Sales and other operating revenues	$14,603	$11,634	$8,465
Sales to related parties	60	56	59
Income from equity method investments	462	344	268
Net gain on disposal of assets	103	766	202
Other income	54	73	90

Total revenues and other income	15,282	12,873	9,084
Costs and expenses:
Cost of revenues (excludes items below)	6,225	4,786	3,170
Purchases from related parties	250	172	146
Depreciation, depletion and amortization	2,266	2,056	1,934
Impairments	310	447	18
General and administrative expenses	544	491	451
Other taxes	230	199	173
Exploration expenses	644	498	307

Total costs and expenses	10,469	8,649	6,199
Income from operations	4,813	4,224	2,885
Net interest and other	(107)	(75)	(122)
Loss on early extinguishment of debt	(279)	(92)	-

Income from continuing operations before income taxes	4,427	4,057	2,763
Provision for income taxes	2,720	2,175	2,047

Income from continuing operations	1,707	1,882	716
Discontinued operations	1,239	686	747

Net income	$2,946	$2,568	$1,463
Per Share Data
Basic:
Income from continuing operations	$2.40	$2.65	$1.01
Discontinued operations	$1.75	$0.97	$1.05
Net income	$4.15	$3.62	$2.06
Diluted:
Income from continuing operations	$2.39	$2.65	$1.01
Discontinued operations	$1.74	$0.96	$1.05
Net income	$4.13	$3.61	$2.06
Dividends	$0.80	$0.99	$0.96
Weighted average shares:
Basic	710	710	709
Diluted	714	712	711

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statements of Comprehensive Income

(In millions)	2011	2010	2009
Net income	$2,946	$2,568	$1,463
Other comprehensive income (loss)

Postretirement and post-employment plans
Change in actuarial gain (loss)	16	(76)	(564)
Spin-off downstream business	968	-	-
Income tax benefit (provision) on postretirement and post-employment plans	(357)	7	208

Postretirement and post-employment plans, net of tax	627	(69)	(356)

Derivative hedges
Net unrecognized gain	9	5	24
Spin-off downstream business	(7)	-	-
Income tax benefit (provision) on derivative hedges	(1)	1	(12)

Derivative hedges, net of tax	1	6	12

Foreign currency translation and other
Unrealized gain (loss)	(1)	-	4
Income tax provision on foreign currency translation and other	-	-	(1)

Foreign currency translation and other, net of tax	(1)	-	3

Other comprehensive income (loss)	627	(63)	(341)

Comprehensive income	$3,573	$2,505	$1,122

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$493	$3,951
Receivables, less allowance for doubtful accounts of $0 and $7	1,917	5,972
Receivables from related parties	35	58
Inventories	361	3,453
Prepayments	96	92
Deferred tax assets	99	-
Other current assets	223	303

Total current assets	3,224	13,829

Equity method investments	1,383	1,802
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $17,248 and $19,805	25,324	32,222
Goodwill	536	1,380
Other noncurrent assets	904	781

Total assets	$31,371	$50,014
Liabilities
Current liabilities:
Accounts payable	$1,864	$8,000
Payables to related parties	18	49
Payroll and benefits payable	193	418
Accrued taxes	2,015	1,447
Deferred tax liabilities	5	324
Other current liabilities	158	580
Long-term debt due within one year	141	295

Total current liabilities	4,394	11,113

Long-term debt	4,674	7,601
Deferred income taxes	2,544	3,569
Defined benefit postretirement plan obligations	789	2,171
Asset retirement obligations	1,510	1,354
Deferred credits and other liabilities	301	435

Total liabilities	14,212	26,243

Commitments and contingencies

Stockholders’ Equity
Preferred stock - no shares issued or outstanding (no par value, 26 million shares authorized)	-	-
Common stock:
Issued – 770 million and 770 million shares (par value $1 per share, 1.1 billion shares authorized)	770	770
Securities exchangeable into common stock – no shares issued or outstanding (no par value, 29 million shares authorized)	-	-
Held in treasury, at cost – 66 million and 60 million shares	(2,716)	(2,665)
Additional paid-in capital	6,680	6,756
Retained earnings	12,788	19,907
Accumulated other comprehensive loss	(370)	(997)

Total equity of Marathon Oil’s stockholders	17,152	23,771
Noncontrolling interest	7	-

Total equity	17,159	23,771

Total liabilities and equity	$31,371	$50,014

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statements of Cash Flows

(In millions)	2011	2010	2009
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$2,946	$2,568	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	(1,239)	(686)	(747)
Loss on early extinguishment of debt	279	92	-
Deferred income taxes	(182)	(489)	546
Depreciation, depletion and amortization	2,266	2,056	1,934
Impairments	310	447	18
Pension and other postretirement benefits, net	64	31	(17)
Exploratory dry well costs and unproved property impairments	357	225	81
Net gain on disposal of assets	(103)	(766)	(202)
Equity method investments, net	47	56	34
Changes in:
Current receivables	8	(409)	(188)
Inventories	33	(71)	(104)
Current accounts payable and accrued liabilities	485	1,018	308
All other operating, net	163	122	46

Net cash provided by continuing operations	5,434	4,194	3,172
Net cash provided by discontinued operations	1,090	1,676	2,096

Net cash provided by operating activities	6,524	5,870	5,268

Investing activities:
Acquisitions	(4,470)	-	-
Additions to property, plant and equipment	(3,295)	(3,536)	(3,349)
Disposal of assets	518	1,368	812
Investments - return of capital	59	58	59
Investing activities of discontinued operations	(493)	(464)	(2,879)
All other investing, net	14	(47)	119

Net cash used in investing activities	(7,667)	(2,621)	(5,238)

Financing activities:
Borrowings	-	-	1,491
Debt issuance costs	-	-	(11)
Debt repayments	(2,877)	(653)	(68)
Purchases of common stock	(300)	-	-
Issuance of common stock	77	12	4
Dividends paid	(567)	(704)	(679)
Financing activities of discontinued operations	2,916	(12)	(13)
Distribution in spin-off	(1,622)	-	-
All other financing, net	78	2	-

Net cash provided by (used in) financing activities	(2,295)	(1,355)	724

Effect of exchange rate changes on cash	(20)	-	18

Net increase (decrease) in cash and cash equivalents	(3,458)	1,894	772
Cash and cash equivalents at beginning of period	3,951	2,057	1,285

Cash and cash equivalents at end of period	$493	$3,951	$2,057

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Consolidated Statements of Stockholders’ Equity

	Equity Attributable to Marathon Oil Stockholders

(In millions)	Preferred Stock	Common Stock	Securities Exchangeable into Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
January 1, 2009 Balance	$-	$767	$-	$(2,720)	$6,696	$17,259	$(593)	$-	$21,409
Shares issued - stock based compensation	-	-	-	20	(9)	-	-	-	11
Shares exchanged	-	2	-	-	(2)	-	-	-	-
Shares repurchased	-	-	-	(6)	-	-	-	-	(6)
Stock-based compensation	-	-	-	-	53	-	-	-	53
Net income	-	-	-	-	-	1,463	-	-	1,463
Other comprehensive loss	-	-	-	-	-	-	(341)	-	(341)
Dividends paid	-	-	-	-	-	(679)	-	-	(679)

December 31, 2009 Balance	$-	$769	$-	$(2,706)	$6,738	$18,043	$(934)	$-	$21,910
Shares issued - stock based compensation	-	-	-	46	(12)	-	-	-	34
Shares exchanged	-	1	-	-	(1)	-	-	-	-
Shares repurchased	-	-	-	(5)	-	-	-	-	(5)
Stock-based compensation	-	-	-	-	31	-	-	-	31
Net income	-	-	-	-	-	2,568	-	-	2,568
Other comprehensive loss	-	-	-	-	-	-	(63)	-	(63)
Dividends paid	-	-	-	-	-	(704)	-	-	(704)

December 31, 2010 Balance	$-	$770	$-	$(2,665)	$6,756	$19,907	$(997)	$-	$23,771
Shares issued - stock based compensation	-	-	-	257	(85)	-	-	-	172
Shares repurchased	-	-	-	(308)	-	-	-	-	(308)
Stock-based compensation	-	-	-	-	4	-	-	-	4
Net income	-	-	-	-	-	2,946	-	-	2,946
Other comprehensive income	-	-	-	-	-	-	40	-	40
Dividends paid	-	-	-	-	-	(567)	-	-	(567)
Purchase of subsidiary shares from non-controlling interest	-	-	-	-	-	-	-	7	7
Spin-off of downstream business	-	-	-	-	5	(9,498)	587	-	(8,906)

December 31, 2011 Balance	$-	$770	$-	$(2,716)	$6,680	$12,788	$(370)	$7	$17,159

(Shares in millions)	Preferred Stock	Common Stock	Securities Exchangeable into Common Stock	Treasury Stock
January 1, 2009 Balance	3	767	3	(61)
Shares exchanged	(2)	2	(2)	-

December 31, 2009 Balance	1	769	1	(61)
Shares issued - stock based compensation	-	-	-	1
Shares exchanged	(1)	1	(1)	-

December 31, 2010 Balance	-	770	-	(60)
Shares issued - stock based compensation	-	-	-	6
Shares repurchased	-	-	-	(12)

December 31, 2011 Balance	-	770	-	(66)

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

1.	Summary of Principal Accounting Policies

We are engaged in worldwide exploration, production and marketing of liquid hydrocarbons and natural gas; oil sands mining and bitumen transportation and upgrading in Canada; and production and marketing of products manufactured from natural gas, such as LNG and methanol in EG.

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

As a result of the spin-off of our downstream business (see Note 3), the results of operations and cash flows for the downstream business have been classified as discontinued operations for all periods presented. The disclosures in this report related to results of operations and cash flows are presented on the basis of continuing operations unless otherwise stated.

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

In the lower 48 states of the U.S., production volumes of liquid hydrocarbons and natural gas are sold immediately and transported to market. In Alaska and international locations, liquid hydrocarbon and natural gas production volumes may be stored as inventory and sold at a later time. In Canada, mined bitumen is first processed through an upgrader and then sold as synthetic crude oil. Both bitumen and synthetic crude oil may be stored as inventory.

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

Accounts receivable – The majority of our receivables are from joint interest owners in properties we operate, or purchasers of liquid hydrocarbons, are recorded at invoiced amounts and do not bear interest. We determine the allowance for doubtful accounts based on historical write-off experience. Past-due balances over 180 days are reviewed individually for collectability.

Inventories – Inventories are carried at the lower of cost or market value. The majority of our inventories are recorded at average cost. The last-in, first-out (“LIFO”) method is used for domestic natural gas inventory.

We may enter into a contract to sell a particular quantity and quality of crude oil at a specified location and date to a particular counterparty, and simultaneously agree to buy a particular quantity and quality of the same commodity at a specified location on the same or another specified date from the same counterparty. We account for such matching buy/sell arrangements as exchanges of inventory.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Derivative instruments – We may use derivatives to manage a portion of our exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk. All derivative instruments are recorded at fair value. Commodity derivatives are reflected on our consolidated balance sheet on a net basis by brokerage firm, as they are governed by master netting agreements. Cash flows related to derivatives used to manage commodity price risk, interest rate risk and foreign currency exchange rate risk related to operating expenditures are classified in operating activities with the underlying transactions. Cash flows related to derivatives used to manage exchange rate risk related to capital expenditures denominated in foreign currencies are classified in investing activities with the underlying transactions. Our derivative instruments contain no significant contingent credit features.

Cash flow hedges – We may use foreign currency forwards and options to manage foreign currency risk associated with anticipated transactions, primarily expenditures for capital projects denominated in certain foreign currencies, and designate them as cash flow hedges. The effective portion of changes in fair value is recognized in other comprehensive income (“OCI”) and is reclassified to net income when the underlying forecasted transaction is recognized in net income. Any ineffective portion is recognized in net interest and other as it occurs. For a discontinued cash flow hedge, prospective changes in the fair value of the derivative are recognized in net income. The accumulated gain or loss recognized in OCI at the time a hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction occurring is no longer probable, the entire accumulated gain or loss recognized in OCI is immediately reclassified into net income.

We may use interest rate derivative instruments to manage the risk of interest rate changes during the period prior to anticipated borrowings and designate them as cash flow hedges. No such derivatives were outstanding at December 31, 2011 and 2010.

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

Derivatives not designated as hedges – Derivatives that are not designated as hedges may include commodity derivatives used primarily to manage price risk on the forecasted sale of crude oil, natural gas and synthetic crude oil that we produce. Changes in the fair value of derivatives not designated as hedges are recognized immediately in net income.

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

Depreciation, depletion and amortization – Capitalized costs to acquire oil and natural gas properties, which include our bitumen mining and upgrading facilities, are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Support equipment and other property, plant and equipment related to oil and gas producing activities are depreciated on a straight-line basis over their estimated useful lives which range from 3 to 43 years.

Property, plant and equipment unrelated to oil and gas producing activities is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 40 years.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Impairments – We evaluate our oil and gas producing properties, including capitalized costs of exploratory wells, development costs and our bitumen mining and upgrading facilities, for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Oil and gas producing properties are reviewed for impairment on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure. Impairment of proved properties is required when the carrying value exceeds the related undiscounted future net cash flows based on proved and probable reserves. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows or, if available, comparable market value. We evaluate our unproved property investment and record impairment based on time or geologic factors in addition to the use of an undiscounted future net cash flow approach. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage are also considered. Unproved property investments deemed to be impaired are written down to their fair value, as determined by discounted future net cash flows. Impairment expense for unproved oil and natural gas properties is reported in exploration expenses.

Dispositions – When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reported in net income. Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale. Proceeds from the disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on net income until net book value is reduced to zero.

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

Asset retirement obligations – The fair value of asset retirement obligations is recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. Our asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities, which include our bitumen mining facilities. Asset retirement obligations for such facilities include costs to dismantle and relocate or dispose of production platforms, mine assets, gathering systems, wells and related structures and restoration costs of land and seabed, including those leased. Estimates of these costs are developed for each property based on the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering professionals. Asset retirement obligations have not been recognized for certain of our international oil and gas producing facilities as we currently do not have a legal obligation associated with the retirement of those facilities. Asset retirement obligations have not been recognized for the removal of materials and equipment from or the closure of certain bitumen upgrading assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate.

Current inflation rates and credit-adjusted-risk-free interest rates are used to estimate the fair value of asset retirement obligations. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. Depreciation is generally determined on a units-of-production basis for oil and gas production facilities, which include our bitumen mining facilities, while accretion escalates over the lives of the assets.

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

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

interrelated factors. These factors include our expectation to generate sufficient future taxable income including future foreign source income, tax credits, operating loss carryforwards and management’s intent regarding the permanent reinvestment of the income from certain foreign subsidiaries.

Stock based compensation arrangements – The fair value of stock options, stock options with tandem stock appreciation rights (“SARs”) and stock-settled SARs (“stock option awards”) is estimated on the date of grant using the Black-Scholes option pricing model. The model employs various assumptions, based on management’s best estimates at the time of grant, which impact the calculation of fair value and ultimately, the amount of expense that is recognized over the life of the stock option award. Of the required assumptions, the expected life of the stock option award and the expected volatility of our stock price have the most significant impact on the fair value calculation. We have utilized historical data and analyzed current information which reasonably support these assumptions.

The fair value of our restricted stock awards and common stock units is determined based on the fair market value of our common stock on the date of grant.

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

2.	Accounting Standards

Not Yet Adopted

The FASB and the IASB issued joint disclosure requirements in December 2011 designed to enhance disclosures about offsetting assets and liabilities that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. Entities are required to disclose both gross information and net information about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. These disclosures are effective for us beginning the first quarter of 2013 and must be made retrospectively for comparable periods. Adoption of this amendment will not have a significant impact on our consolidated results of operations, financial position or cash flows.

In September 2011, the FASB amended accounting standards to simplify how entities test goodwill for impairment. The amendment reduces complexity by allowing an entity the option to make a qualitative evaluation of whether it is necessary to perform the two-step goodwill impairment test. The amendment is effective for our interim and annual periods beginning with the first quarter of 2012. Early adoption is permitted, but we were unable to do so because our 2011 annual goodwill impairment testing was completed prior to the issuance of the amendment. Adoption of this amendment will not have a significant impact on our consolidated results of operations, financial position or cash flows.

The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of OCI as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of OCI, and the total of comprehensive income. The presentation of items that are reclassified from OCI to net income on the income statement is also required. The amendments did not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. The amendments are effective for us beginning with the first quarter of 2012, except for the presentation of reclassifications, which has been deferred. Adoption of this amendment will not have a significant impact on our consolidated results of operations, financial position or cash flows.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. GAAP and IFRS. The amendments change the wording used to describe certain of the U.S. GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments are to be applied prospectively and will be effective for our interim and annual periods beginning with the first quarter of 2012. Early application is not permitted. We do not expect adoption of these amendments to have a significant impact on our consolidated results of operations, financial position or cash flows.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Recently Adopted

Oil and Gas Reserve Estimation and Disclosure standards were issued by the FASB in January 2010, which align the FASB’s reporting requirements with the below requirements of the SEC. The FASB also addressed the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009. Initial adoption did not have an impact on our consolidated results of operations, financial position or cash flows. The effect on depreciation, depletion and amortization expense subsequent to adoption, as compared to prior periods, was not significant. The required disclosures are presented in Supplementary Information on Oil and Gas Producing Activities (Unaudited).

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

•	Require separate disclosure of reserves in foreign countries if they represent 15 percent or more of total proved reserves, based on barrels of oil equivalent.

As with the FASB standards described above, adoption did not have an impact on our consolidated results of operations, financial position or cash flows. The additional disclosures required by the SEC can be found in Item 1. Business – Reserves.

3.	Spin-off of Downstream Business

On June 30, 2011, the spin-off of the downstream business was completed, creating two independent energy companies: Marathon Oil and MPC. On June 30, 2011, stockholders of record as of 5:00 p.m. Eastern Daylight Savings time on June 27, 2011 (the “Record Date”) received one common share of MPC stock for every two common shares of Marathon stock held as of the Record Date.

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

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

The Employee Matters Agreement contains provisions concerning benefit protection for employees who became MPC employees prior to December 31, 2011, treatment of holders of Marathon stock options, stock appreciation rights, restricted stock and restricted stock units, and cooperation between Marathon Oil and MPC in the sharing of employee information and maintenance of confidentiality. Unvested equity-based compensation awards were converted to awards of the entity where the employee holding them is working post-separation. For vested equity-based compensation awards, employees received both Marathon Oil and MPC awards.

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

The following table presents the carrying value of assets and liabilities of MPC, immediately preceding the June 30, 2011 spin-off.

(In millions)
Current assets:
Cash and cash equivalents	$1,622
Receivables	5,041
Inventories	3,679
Other current assets	170

Total current assets of discontinued operations	10,512
Equity method investments	323
Property, plant and equipment	11,935
Goodwill	847
Other noncurrent assets	351

Total assets of discontinued operations	$23,968

Current liabilities:
Accounts payable	$7,329
Payroll and benefits payable	222
Accrued and deferred taxes	443
Other current liabilities	461
Long-term debt due within one year	12

Total current liabilities of discontinued operations	8,467
Long-term debt	3,262
Deferred income taxes	1,568
Defined benefit postretirement plan obligations	1,489
Deferred credits and other liabilities	276

Total liabilities of discontinued operations	$15,062

The results of operations of our downstream business have been reported as discontinued operations. The table below shows selected financial information reported in discontinued operations related to the spin-off.

(In millions)	2011	2010	2009
Revenues applicable to discontinued operations	$38,602	$62,488	$45,529
Pretax income from discontinued operations	$2,012	$1,065	$894

4.	Variable Interest Entities

The owners of the AOSP, in which we hold a 20 percent undivided interest, contracted with a wholly owned subsidiary of a publicly traded Canadian limited partnership (“Corridor Pipeline”) to provide materials transportation capabilities among the Muskeg River mine, the Scotford upgrader and markets in Edmonton. The contract, originally signed in 1999 by a company we acquired, allows each holder of an undivided interest in the AOSP to ship materials in accordance with its undivided interest. Costs under this contract are accrued and recorded on a monthly basis, with a $3 million current liability recorded at December 31, 2011. Under this agreement, the AOSP absorbs all of the operating and

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

capital costs of the pipeline. Currently, no third-party shippers use the pipeline. Should shipments be suspended, by choice or due to force majeure, we remain responsible for the portion of the payments related to our undivided interest for all remaining periods. The contract expires in 2029; however, the shippers can extend its term perpetually. This contract qualifies as a variable interest contractual arrangement and the Corridor Pipeline qualifies as a variable interest entity (“VIE”). We hold a variable interest but are not the primary beneficiary because our shipments are only 20 percent of the total; therefore the Corridor Pipeline is not consolidated. Our maximum exposure to loss as a result of our involvement with this VIE is the amount we expect to pay over the contract term, which was $715 million as of December 31, 2011. The liability on our books related to this contract at any given time will reflect amounts due for the immediately previous month’s activity, which is substantially less than the maximum exposure over the contract term. We have not provided financial assistance to Corridor Pipeline and we do not have any guarantees of such assistance in the future.

5.	Acquisitions

During the fourth quarter of 2011, we closed a series of transactions in the Eagle Ford shale formation in south Texas that were accounted for as a business combination. The most significant of these transactions was the acquisition of Hilcorp Resources, LLC. The total consideration paid for all the transactions including approximately 167,000 net acres and a gathering system, was $4.5 billion which was funded from existing cash. All Eagle Ford properties are included in our E&P segment.

The following table summarizes the amounts allocated to the assets acquired and liabilities assumed based upon their fair values at the acquisition dates:

(In millions)
Current assets:
Receivables	$40
Inventories	4
Other current assets	30

Total current assets acquired	74
Property, plant and equipment	4,501
Other noncurrent assets	21

Total assets acquired	$4,596

Current liabilities:
Accounts payable	$101
Other current liabilities	20

Total current liabilities assumed	121
Asset retirement obligations	5

Total liabilities assumed	126

Net assets acquired	$4,470

The fair values of assets acquired and liabilities assumed were measured primarily using an income approach, specifically utilizing a discounted cash flow analysis. The estimated fair values were based on significant inputs not observable in the market, and therefore represent Level 3 measurements. Significant inputs included estimated reserve volumes, the expected future production profile, estimated commodity prices and assumptions regarding future operating and development costs. A discount rate of approximately 11 percent was used in the discounted cash flow analysis. The accounting for this transaction is complete.

The pro forma impact of this business combination is not material to our consolidated statement of income for 2011 and 2010.

In addition, during 2011, we acquired approximately 108,000 net acres in the Eagle Ford shale for approximately $265 million. These transactions were funded from existing cash and were accounted for as asset acquisitions.

6.	Dispositions

2012 pipelines  –  In October 2011, we entered into definitive agreements to sell our E&P segment’s interests in several Gulf of Mexico crude oil pipeline systems. This includes our equity method interests in Poseidon Oil Pipeline

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Company, L.L.C. and Odyssey Pipeline L.L.C., as well as certain other oil pipeline interests, including the Eugene Island pipeline system. The value of this transaction is approximately $205 million, net of debt assumed by the buyer. The carrying value of these assets was $38 million as of December 31, 2011. This transaction closed on January 3, 2012.

2011

Burns Point gas plant  –  During the fourth quarter of 2011, we sold our E&P segment’s 50 percent interest in the Burns Point gas plant, a cryogenic processing plant located in St. Mary Parish, Louisiana, for total consideration of $36 million and a pretax gain of $34 million was booked.

Alaska LNG facility  –  During the third quarter of 2011, we sold our Integrated Gas segment’s equity interest in a LNG processing facility in Alaska and a pretax gain on the transaction of $8 million was recorded.

DJ Basin  –  In April 2011, we assigned a 30 percent undivided working interest in our E&P segment’s approximately 180,000 acres in the Niobrara shale play located within the DJ Basin of southeast Wyoming and northern Colorado for total consideration of $270 million, recording a pretax gain of $37 million. We remain operator of this jointly owned leasehold.

2010

Angola  –  During 2010, we closed the sale of a 20 percent outside-operated interest in our E&P segment’s Production Sharing Contract and Joint Operating Agreement in Block 32 offshore Angola. We received net proceeds of $1.3 billion and recorded a pretax gain on the sale of $811 million. We retained a 10 percent outside-operated interest in Block 32.

Gudrun  –  In March 2011, we closed the sale of our outside-operated interests in the Gudrun field development and the Brynhild and Eirin exploration areas offshore Norway for net proceeds of $85 million, excluding working capital adjustments. A $64 million pretax loss on this disposition was recorded in the fourth quarter 2010.

2009

Gabon  –  In December 2009, we closed the sale of our operated fields offshore Gabon, receiving net proceeds of $269 million, after closing adjustments. A $232 million pretax gain on this disposition was reported in discontinued operations for 2009.

Permian Basin  –  In June 2009, we closed the sale of our E&P segment’s operated and a portion of our outside-operated Permian Basin producing assets in New Mexico and west Texas for net proceeds after closing adjustments of $293 million. A $196 million pretax gain on the sale was recorded.

Ireland  –  In April 2009, we closed the sale of our operated properties in Ireland for net proceeds of $84 million, after adjusting for cash held by the sold subsidiary. A $158 million pretax gain on the sale was recorded. As a result of this sale, we terminated our pension plan in Ireland, incurring a charge of $18 million.

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

Our Irish and our Gabonese businesses, which had been reported in our E&P segment, have been reported as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows. Revenues and pretax income related to these businesses are shown in the table below.

(In millions)	2009
Revenues applicable to discontinued operations	$188
Pretax income from discontinued operations	$80

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

7.	Income per Common Share

Basic income per share is based on the weighted average number of common shares outstanding, including securities exchangeable into common shares. Diluted income per share assumes exercise of stock options and stock appreciation rights, provided the effect is not antidilutive.

	2011		2010		2009
(In millions, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$1,707	$1,707	$1,882	$1,882	$716	$716
Discontinued operations	1,239	1,239	686	686	747	747

Net income	$2,946	$2,946	$2,568	$2,568	$1,463	$1,463

Weighted average common shares outstanding	710	710	710	710	709	709
Effect of dilutive securities	-	4	-	2	-	2

Weighted average common shares, including dilutive effect	710	714	710	712	709	711

Per share:
Income from continuing operations	$2.40	$2.39	$2.65	$2.65	$1.01	$1.01
Discontinued operations	$1.75	$1.74	$0.97	$0.96	$1.05	$1.05
Net income	$4.15	$4.13	$3.62	$3.61	$2.06	$2.06

The per share calculations above exclude 7 million, 13 million and 10 million stock options and stock appreciation rights in 2011, 2010 and 2009 that were antidilutive.

8.	Segment Information

We have three reportable operating segments: Exploration and Production; Oil Sands Mining; and Integrated Gas. Each of these segments is organized and managed based upon the nature of the products and services they offer.

•	E&P – explores for, produces and markets liquid hydrocarbons and natural gas on a worldwide basis.

•	OSM – mines, extracts and transports bitumen from oil sands deposits in Alberta, Canada, and upgrades the bitumen to produce and market synthetic crude oil and vacuum gas oil.

•	IG – produces and markets products manufactured from natural gas, such as LNG and methanol, in EG.

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

As discussed in Note 3, our downstream business was spun-off on June 30, 2011 and has been reported as discontinued operations in all periods presented. Sales to MPC previously reported as Intersegment revenues are now reported as Customer revenues because such sales are expected to continue subsequent to the spin-off. Such sales were $1.4 billion in the first six months of 2011, $1.8 billion in 2010 and $534 million in 2009.

In 2011 and 2010, MPC accounted for approximately 18 percent and 16 percent of total revenues. In 2010 and 2009, the Libyan National Oil Company accounted for approximately 13 percent and 13 percent of total revenues.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Differences between segment totals for income from equity method investments, taxes and depreciation, depletion and amortization and our consolidated totals represent amounts related to corporate administrative activities and other unallocated items and are included in “Items not allocated to segments, net of income taxes” in the reconciliation below. Capital expenditures include accruals but not corporate administrative activities. As discussed in Notes 3 and 6, discontinued operations for our downstream business in all periods and our Irish and Gabonese businesses in 2009 have been excluded from segment results.

(In millions)	E&P	OSM	IG	Total
2011
Revenues:
Customer	$12,922	$1,588	$93	$14,603
Intersegment	47	-	-	47
Related parties	60	-	-	60

Segment revenues	13,029	1,588	93	14,710
Elimination of intersegment revenues	(47)	-	-	(47)

Total revenues	$12,982	$1,588	$93	$14,663

Segment income	$2,157	$256	$178	$2,591
Income from equity method investments	249	-	213	462
Depreciation, depletion and amortization	2,028	196	3	2,227
Income tax provision	2,808	82	74	2,964
Capital expenditures	3,038	308	2	3,348

(In millions)	E&P	OSM	IG	Total
2010
Revenues:
Customer	$10,651	$833	$150	$11,634
Intersegment	75	-	-	75
Related parties	56	-	-	56

Segment revenues	10,782	833	150	11,765
Elimination of intersegment revenues	(75)	-	-	(75)

Total revenues	$10,707	$833	$150	$11,690

Segment income (loss)	$1,941	$(50)	$142	$2,033
Income from equity method investments	188	-	181	369
Depreciation, depletion and amortization	1,911	105	2	2,018
Income tax provision (benefit)	2,266	(12)	73	2,327
Capital expenditures	2,474	874	2	3,350

(In millions)	E&P	OSM	IG	Total
2009
Revenues:
Customer	$7,651	$692	$50	$8,393
Intersegment	28	-	-	28
Related parties	59	-	-	59

Segment revenues	7,738	692	50	8,480
Elimination of intersegment revenues	(28)	-	-	(28)
Gain on U.K. natural gas contracts(a)	72	-	-	72 (a)

Total revenues	$7,782	$692	$50	$8,524

Segment income	$1,218	$44	$90	$1,352
Income from equity method investments	125	-	143	268
Depreciation, depletion and amortization	1,776	124	3	1,903
Income tax provision	1,560	6	39	1,605
Capital expenditures	2,162	1,115	2	3,279

(a)	The U.K. natural gas contracts expired in September 2009.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

The following reconciles segment income to net income as reported in the consolidated statements of income.

(In millions)	2011	2010	2009
Segment income	$2,591	$2,033	$1,352
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	(326)	(202)	(431)
Foreign currency remeasurement of taxes	9	32	(319)
Impairments(a)	(195)	(286)	(45)
Loss on early extinguishment of debt	(176)	(57)	-
Tax effect of subsidiary restructuring	(122)	-	-
Deferred income taxes	(61)	(45)	-
Water abatement – Oil Sands	(48)	-	-
Eagle Ford transaction costs	(10)	-	-
Gain on dispositions(b)	45	407	122
Gain on U.K. natural gas contracts	-	-	37

Income from continuing operations	1,707	1,882	716
Discontinued operations	1,239	686	747

Net income	$2,946	$2,568	$1,463

(a)	Significant impairments are further discussed, on a pretax basis, in Note 15.

(b)	Significant dispositions are further discussed, on a pretax basis, in Note 6.

The following reconciles total revenues to sales and other operating revenues reported in continuing operations in the consolidated statements of income.

(In millions)	2011	2010	2009
Total revenues	$14,663	$11,690	$8,524
Less: Sales to related parties	60	56	59

Sales and other operating revenues	$14,603	$11,634	$8,465

Revenues from external customers are attributed to geographic areas based upon selling location. The following summarizes revenues from external customers reported in continuing operations by geographic area.

(In millions)	2011	2010	2009
United States	$6,971	$5,363	$3,326
United Kingdom	1,546	1,063	1,143
Libya(a)	216	1,473	1,139
Norway	3,386	2,243	1,617
Canada	1,588	833	692
Other international	956	715	607

Total revenues	$14,663	$11,690	$8,524
(a)	See Note 13 for discussion of Libya operations.

The following summarizes certain long-lived assets by geographic area, including property, plant and equipment and equity investments.

(In millions)	2011	2010
United States	$10,928	$18,415
Canada	9,711	9,564
Equatorial Guinea	2,214	2,389
Norway	1,133	1,353
Other international	2,721	2,399

Total long-lived assets	$26,707	$34,120

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Revenues by product line were:

(In millions)	2011	2010	2009
Liquid hydrocarbons	$13,298	$10,312	$7,343
Natural gas	1,291	1,295	1,126
Transportation & other	74	83	55

Total revenues	$14,663	$11,690	$8,524

9.	Other Items

Net interest and other, related to continuing operations

(In millions)	2011	2010	2009
Interest:
Interest income	$12	$11	$8
Interest expense(a)	(281)	(375)	(262)
Income on interest rate swaps	10	26	17
Interest capitalized	151	297	214

Total interest	(108)	(41)	(23)
Other:
Net foreign currency gains (losses)	24	(21)	(28)
Write-off of contingent proceeds(b)	(7)	(15)	(70)
Other	(16)	2	(1)

Total other	1	(34)	(99)

Net interest and other	$(107)	$(75)	$(122)
(a)	Excludes $10 million, $16 million and $27 million paid by United States Steel in 2011, 2010 and 2009 on assumed debt.
(b)

A portion of the contingent proceeds from the sale of the Corrib natural gas development was written off in the fourth quarter of 2009 on the basis of new public information regarding the pipeline that would transport gas from the Corrib development. The remaining carrying value of this contingent receivable was written off in 2010.

Foreign currency transactions – Aggregate foreign currency gains (losses) related to continuing operations were included in the consolidated statements of income as follows:

(In millions)	2011	2010	2009
Net interest and other	$24	$(21)	$(28)
Provision for income taxes	(57)	(1)	(319)

Aggregate foreign currency losses	$(33)	$(22)	$(347)

10.	Income Taxes

Income tax provisions (benefits) related to continuing operations were:

	2011			2010			2009

(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(210)	$(206)	$(416)	$(279)	$(267)	$(546)	$40	$(329)	$(289)
State and local	24	82	106	2	(10)	(8)	(19)	5	(14)
Foreign	3,088	(58)	3,030	2,941	(212)	2,729	1,480	870	2,350

Total	$2,902	$(182)	$2,720	$2,664	$(489)	$2,175	$1,501	$546	$2,047

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

A reconciliation of the federal statutory income tax rate applied to income from continuing operations before income taxes to the provision for income taxes follows:

	2011	2010	2009
Statutory rate applied to income from continuing operations before income taxes	35%	35%	35%
Effects of foreign operations, including foreign tax credits	6	20	16
Change in permanent reinvestment assertion	5	-	-
Foreign currency remeasurement	-	-	11
Adjustments to valuation allowances	14	(2)	10
Tax law changes	1	1	-
Other	-	-	2

Effective income tax rate on continuing operations	61%	54%	74%

Effects of foreign operations – The effective income tax rate is influenced by a variety of factors including the geographic and functional sources of income, the relative magnitude of these sources of income, and foreign currency remeasurement effects. The provision for income taxes is allocated on a discrete, stand-alone basis to pretax segment income and to individual items not allocated to segments. The difference between the total provision and the sum of the amounts allocated to segments and to individual items not allocated to segments is reported in “Corporate and other unallocated items” shown in Note 8.

The effects of foreign operations on our effective tax rate decreased in 2011 as compared to 2010, primarily due to the suspension of all production operations in Libya in the first quarter of 2011, where the statutory tax rate is in excess of 90 percent.

Change in permanent reinvestment assertion – In the second quarter of 2011, we recorded $716 million of deferred U.S. tax on undistributed earnings of $2,046 million that we previously intended to permanently reinvest in foreign operations. Offsetting this tax expense were associated foreign tax credits of $488 million. In addition, we reduced our valuation allowance related to foreign tax credits by $228 million due to recognizing deferred U.S. tax on previously undistributed earnings.

Adjustments to valuation allowances – In 2009, it was determined that we may not be able to realize all recorded foreign tax credit benefits and therefore a valuation allowance was recorded against these benefits. In 2011, we increased the valuation allowance against foreign tax credits because it is more likely than not that we will be unable to realize all U.S. benefits on foreign taxes accrued in 2011.

Tax law changes – In July 2011, the U.K. enacted the Finance Bill 2011 which increased the rate of the supplementary charge levied on profits from U.K. oil and gas production from 20 percent to 32 percent. As a result of this legislation, we recorded deferred tax expense of $10 million in 2011.

On May 25, 2011, Michigan enacted legislation that replaced the Michigan Business Tax (“MBT”) with a corporate income tax (“CIT”), effective January 1, 2012. The new CIT legislation eliminates the “book-tax difference deduction” that was provided under the MBT to mitigate the net increase in a taxpayer’s deferred tax liability resulting when Michigan moved from the Single Business Tax, a non-income tax, to the MBT, an income tax, on July 12, 2007. Such a change in the tax law must be recognized in earnings in the period enacted regardless of the effective date. The total effect of tax law changes on deferred tax balances is recorded as income tax expense related to continuing operations in the period the law is enacted, even if a portion of the deferred tax balances relates to discontinued operations. As a result of the new CIT legislation, we recorded deferred tax expense of $32 million in the second quarter of 2011.

The Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), (together, the “Acts”) were signed in to law in March 2010. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MPDIMA”). Under the MPDIMA, the federal subsidy does not reduce our income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually. Beginning in 2013, under the Acts, our income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Such a change in the tax law must be recognized in earnings in the period enacted regardless of the effective date. The total effect of tax law changes on deferred tax balances is recorded as income tax expense related to continuing operations in the period the law is enacted, even if a portion of the deferred tax balances relates to discontinued operations. As a result, we recorded deferred tax expense of $45 million in the first quarter of 2010 for the write-off of deferred tax assets to reflect the change in the tax treatment of the federal subsidy.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2011	2010
Deferred tax assets:
Employee benefits	$413	$1,079
Operating loss carryforwards(a)	376	285
Foreign tax credits	3,005	2,045
Other	88	141
Valuation allowances
Federal	(791)	(206)
State	(61)	(48)
Foreign(a)	(194)	(142)

Total deferred tax assets	2,836	3,154

Deferred tax liabilities
Property, plant and equipment(a)	3,283	5,292
Inventories	-	597
Investments in subsidiaries and affiliates	1,286	1,116
Other	43	42

Total deferred tax liabilities	4,612	7,047

Net deferred tax liabilities	$1,776	$3,893
(a)	Certain 2010 amounts were reclassified to conform to the current period’s presentation.

Operating loss carryforwards – At December 31, 2011, our operating loss carryforwards include $811 million of Canadian operating loss carryforwards that expire from 2013 through 2031 and $245 million of Indonesian operating loss carryforwards that do not have expiration dates. State operating loss carryforwards of $915 million expire in 2012 through 2031.

Valuation allowances – The ability to realize the benefit of foreign tax credits is based on certain estimates concerning future operating conditions (particularly as related to prevailing liquid hydrocarbon, natural gas and synthetic crude oil prices), future financial conditions, income generated from foreign sources and our tax profile in the years that such credits may be claimed. Federal valuation allowances increased $585 million in 2011, decreased $74 million in 2010 and increased $280 million in 2009 due to changes in the expected realizability of foreign tax credits.

Foreign valuation allowances increased $52 million and $40 million in 2011 and 2010, primarily due to net operating loss carryforwards generated in Indonesia. Foreign valuation allowances decreased $79 million in 2009, primarily due to the reduction of net operating loss carryforwards as a result of the disposition of exploration and production businesses in Ireland.

Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2011	2010
Assets:
Current deferred tax assets	$99	$-
Other noncurrent assets	674	-
Liabilities:
Current deferred tax liabilities	5	324
Noncurrent deferred tax liabilities	2,544	3,569

Net deferred tax liabilities	$1,776	$3,893

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

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2011, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States(a)	2004 – 2010
Canada	2006 – 2010
Equatorial Guinea	2006 – 2010
Libya	2006 – 2009
Norway	2008 – 2010
United Kingdom	2008 – 2010
(a)	Includes federal and state jurisdictions.

The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2011	2010	2009
Beginning balance	$103	$75	$39
Additions for tax positions related to the current year	4	28	30
Reductions for tax positions related to the current year	-	(1)	(2)
Additions for tax positions of prior years	87	25	30
Reductions for tax positions of prior years	(29)	(12)	(15)
Settlements	(8)	(12)	(7)

Ending balance	$157	$103	$75

If the unrecognized tax benefits as of December 31, 2011 were recognized, $103 million would affect our effective income tax rate. There were $19 million of uncertain tax positions as of December 31, 2011 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly increase or decrease during the next twelve months.

Interest and penalties are recorded as part of the tax provision, and related to unrecognized tax benefits were $13 million, $5 million and less than $1 million in 2011, 2010 and 2009. As of December 31, 2011 and 2010, $27 million and $15 million of interest and penalties were accrued related to income taxes.

Pretax income from continuing operations included amounts attributable to foreign sources of $4,869 million, $4,563 million and $2,947 million in 2011, 2010 and 2009.

Undistributed income of certain consolidated foreign subsidiaries at December 31, 2011 amounted to $235 million for which no U.S. deferred income tax provision has been recorded because we intend to permanently reinvest such income in those foreign operations. If such income was not permanently reinvested, income tax expense of approximately $82 million would be recorded, not including potential utilization of foreign tax credits.

11.	Inventories

Inventories are carried at the lower of cost or market value. A significant portion of our inventories at December 31, 2010 were related to our downstream business (see Note 3).

	December 31,
(In millions)	2011	2010
Liquid hydrocarbons, natural gas and bitumen	$147	$1,275
Refined products and merchandise	-	1,774
Supplies and sundry items	214	404

Inventories at cost	$361	$3,453

The LIFO method accounted for 16 percent and 85 percent of total inventory value at December 31, 2011 and 2010. Current acquisition costs were estimated to exceed the LIFO inventory value at December 31, 2011 and 2010 by $74 million and $4,166 million.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

12.	Equity Method Investments and Related Party Transactions

During 2011, 2010 and 2009 only our equity method investees were considered related parties. The following were included in continuing operations:

•	Alba Plant LLC, in which we have a 52 percent noncontrolling interest. Alba Plant LLC processes LPG.

•	AMPCO, in which we have a 45 percent interest. AMPCO is engaged in methanol production activity.

•	EGHoldings, in which we have a 60 percent noncontrolling interest. EGHoldings is engaged in LNG production activities.

Our equity method investments are summarized in the following table:

	Ownership as of December 31, 2011	December 31,
(In millions)		2011	2010
EGHoldings	60%	$875	$927
Alba Plant LLC	52%	272	303
AMPCO	45%	191	210
Downstream business investments		-	311
Other investments		45	51

Total		$1,383	$1,802

As of December 31, 2011, the carrying value of our equity method investments was $155 million higher than the underlying net assets of investees. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets.

Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) reported in continuing operations were $509 million in 2011, $400 million in 2010 and $302 million in 2009.

Summarized financial information for equity method investees is as follows:

(In millions)	2011(a)	2010	2009
Income data – year:
Revenues and other income	$1,544	$2,243	$1,916
Income from operations	942	999	677
Net income	820	841	576
Balance sheet data – December 31:
Current assets	$688	$898
Noncurrent assets	2,079	3,371
Current liabilities	504	513
Noncurrent liabilities	115	832
(a)	Values in 2011 are lower than in previous years due to the spin-off of our downstream business on June 30, 2011.

Almost all of our related party purchases are liquid hydrocarbons acquired from Alba Plant LLC. Approximately 75 percent of our sales to related parties in all periods are associated with sales of natural gas to EGHoldings.

13.	Property, Plant and Equipment

	December 31,
(In millions)	2011	2010
E&P
United States	$19,679	$13,532
International	12,579	11,736

Total E&P	32,258	25,268
OSM	9,936	9,631
IG	37	47
Downstream business	-	16,624
Corporate	341	457

Total property, plant and equipment	$42,572	$52,027
Less accumulated depreciation, depletion and amortization	(17,248)	(19,805)

Net property, plant and equipment	$25,324	$32,222

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

During the first quarter 2011, all production operations in Libya were suspended. In the fourth quarter of 2011, limited production resumed from the Waha concessions, but we made no deliveries of hydrocarbons. Sales are expected in the first quarter of 2012. The return of our operations in Libya to pre-conflict levels is unknown at this time; however, we and our partners in the Waha concession are assessing the condition of our assets and determining when the full resumption of operations will be viable. As of December 31, 2011, our net property, plant and equipment investment in Libya is approximately $756 million and our net proved reserves in Libya are 239 mmboe.

Property, plant and equipment includes gross assets acquired under capital leases of $13 million and $272 million at December 31, 2011 and 2010, with related amounts in accumulated depreciation, depletion and amortization of $1 million and $48 million at December 31, 2011 and 2010.

Deferred exploratory well costs were as follows:

	December 31,
(In millions)	2011	2010	2009
Amounts capitalized less than one year after completion of drilling	$482	$334	$679
Amounts capitalized greater than one year after completion of drilling	222	323	150

Total deferred exploratory well costs	$704	$657	$829
Number of projects with costs capitalized greater than one year after completion of drilling	5	7	3

(In millions)	2011	2010	2009
Beginning balance	$657	$829	$917
Additions	670	329	155
Dry well expense	(268)	(83)	(32)
Transfers to development	(279)	(54)	(211)
Dispositions	(76)	(364)	-

Ending balance	$704	$657	$829

Exploratory well costs capitalized greater than one year after completion of drilling as of December 31, 2011 are summarized by geographical area below:

(In millions)
Gulf of Mexico	$73
Angola	124
Other International	25

Total	$222

Well costs that have been suspended for longer than one year are associated with five projects. Exploration on Angola Block 31 began in 2004, with costs accumulating through 2009. Development alternatives are being evaluated and optimization efforts continue for this block. Costs for two offshore Gulf of Mexico projects were incurred in 2009 and 2010. Drilling is expected to resume on the Innsbruck prospect in the second half of 2012, while evaluation of the outside-operated Shenandoah prospect is ongoing with an appraisal well expected in 2012. Two international projects had costs incurred in 2004 and 2009 and have the potential to tie-back to current production facilities. Development will be pursued when the additional production is required to feed our Equatorial Guinea and Norway operations. Management believes these projects with suspended exploratory drilling costs exhibit sufficient quantities of hydrocarbons to justify potential development.

14.	Goodwill

Goodwill is tested for impairment on an annual basis, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value. We performed our annual impairment tests during 2011, 2010 and 2009 and no impairment was required. The fair value of each of our reporting units exceeded the book value appreciably; however, should market conditions deteriorate or commodity prices decline significantly, an impairment may be necessary.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill for the years ended December 31, 2011, and 2010 were as follows:

(In millions)	E&P	OSM	Downstream business	Total
2010
Beginning balance, gross	$537	$1,412	$885	$2,834
Less: accumulated impairment	-	(1,412)	-	(1,412)

Beginning balance, net	537	-	885	1,422
Contingent consideration adjustment	-	-	(1)	(1)
Purchase price adjustment	-	-	(7)	(7)
Dispositions	-	-	(34)	(34)

Ending balance, net	537	-	843	1,380
2011
Beginning balance, gross	537	1,412	843	2,792
Less: accumulated impairments	-	(1,412)	-	(1,412)

Beginning balance, net	537	-	843	1,380
Dispositions	(1)	-	(2)	(3)
Contingent consideration adjustment	-	-	(3)	(3)
Purchase price adjustment	-	-	9	9
Spin-off downstream business	-	-	(847)	(847)

Ending balance, net	$536	$-	$-	$536

15.	Fair Value Measurements

Fair Values – Recurring

As of December 31, 2011, balances related to interest rate swaps accounted for at fair value on a recurring basis were noncurrent assets of $5 million measured at fair value using actionable broker quotes which are Level 2 inputs. There were no other significant recurring fair value measurements as of December 31, 2011.

The following table presents assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2010 by fair value hierarchy level. The majority of commodity derivatives outstanding at December 31, 2010 related to our downstream business.

	December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Derivative instruments, assets
Commodity	$58	$-	$1	$81	$140
Interest rate	-	32	-	-	32

Derivative instruments, assets	58	32	1	81	172

Derivative instruments, liabilities
Commodity	$(102)	$-	$(3)	$-	$(105)

Derivative instruments, liabilities	(102)	-	(3)	-	(105)

As of December 31, 2010, commodity derivatives in Level 1 were exchange-traded contracts for crude oil, natural gas and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Interest rate swaps were in Level 2 of the fair value hierarchy because they were measured at fair value with a market approach using market price quotes or a price obtained from third-party services such as Bloomberg L.P. which were corroborated with data from active markets for similar assets and liabilities. Collateral deposits related to commodity derivatives are in broker accounts covered by master netting agreements.

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

(In millions)	2011	2010	2009
Beginning balance	$(2)	$9	$(26)
Total realized and unrealized gains (losses):
Included in net income	-	23	68
Included in other comprehensive income	-	4	(1)
Transfers to Level 2	-	(30)	-
Purchases	-	2	5
Sales	-	-	(23)
Issuances	-	-	(44)
Settlements	-	(10)	30
Spin-off of downstream business	2	-	-

Ending balance	$-	$(2)	$9

Net income for 2010 and 2009 included unrealized losses of $1 million, and $7 million related to the derivatives in Level 3. See Note 16 for income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition for continuing operations.

	2011		2010		2009
(In millions)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$226	$282	$147	$447	$5	$15
Long-lived assets held for sale	-	-	85	64	311	154
Intangible assets	-	25	-	-	-	-
Equity method investments	-	-	-	25	-	-

In May 2011, significant water production and reservoir pressure declines occurred at our E&P segment’s Droshky development in the Gulf of Mexico. Plans for a waterflood were cancelled and the field will be produced to abandonment pressures, which are expected in the first half of 2012. Consequently, 3.4 million barrels of oil equivalent of proved reserves were written off and a $273 million impairment of this long-lived asset to fair value was recorded in the second quarter of 2011. The $226 million fair value of the Droshky development was determined using an income approach based upon internal estimates of future production levels, prices and discount rate, all Level 3 inputs.

In the second quarter of 2011, our outlook for U.S. natural gas prices made it unlikely that sufficient U.S. demand for LNG would materialize by 2021, which is when the rights lapse under our arrangements at the Elba Island, Georgia regasification facility. Using an income approach based upon internal estimates of gas prices and future deliveries, which are Level 3 inputs, we determined that the contract had no remaining fair value and recorded a full impairment of this intangible asset held in our Integrated Gas segment.

In the fourth quarter of 2010, due to the pending sale of our E&P segment’s outside-operated interest in the Gudrun field development, located offshore Norway, we recorded a loss for this asset held for sale. The fair value of $85 million was based upon the pending transaction, which is a Level 3 market input.

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

The impairment charge recorded on assets held for sale in 2009 related to the sale of the Corrib natural gas development offshore Ireland and was based on the fair value of anticipated sale proceeds (see Note 6). Fair value of

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

anticipated sale proceeds included cash received at closing, a minimum amount due at the earlier of first gas or December 31, 2012, and a range of contingent proceeds subject to the timing of first commercial gas. The fair value of the total proceeds was measured using an income method that incorporated a probability-weighted approach with respect to timing of first commercial gas and an associated sliding scale on the amount of corresponding consideration specified in the sales agreement: the longer it takes to achieve first gas, the lower the amount of the consideration. Because a portion of the proceeds is variable in timing and amount depending upon timing of first commercial gas, the inputs to the fair value calculation were classified as Level 3 inputs.

Impairments of several other long-lived assets held for use in our E&P segment that were evaluated in 2011, 2010 and 2009 were a result of reduced drilling expectations, reduction of estimated reserves or declining natural gas prices, and are also reported above. The fair values of those assets were measured using an income approach based upon internal estimates of future production levels, commodity prices and discount rate, which are Level 3 inputs. Natural gas prices began declining in September 2011 and have continued to decline in 2012. Should natural gas prices remain depressed, an impairment charge related to our natural gas assets may be necessary.

Fair Values – Financial Instruments

The following table summarizes financial instruments, excluding the derivative financial instruments reported above, by individual balance sheet line item at December 31, 2011 and 2010.

	December 31,
	2011(a)		2010
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Other current assets	$146	$148	$226	$220
Other noncurrent assets	68	68	396	231

Total financial assets	214	216	622	451
Financial liabilities
Long-term debt, including current portion(b)	5,479	4,753	8,364	7,527
Deferred credits and other liabilities	36	38	66	67

Total financial liabilities	$5,515	$4,791	$8,430	$7,594
(a)

Financial assets and liabilities have decreased from 2010 due to the spin-off of our downsteam business, early retirement of long-term debt and United States Steel’s redemption of the bonds for which they retained responsibilty.

(b)	Excludes capital leases.

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivables and payables. We believe the carrying values of these current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our investment-grade credit rating, and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The current portion of our long-term debt, which is reported with long-term debt above and discussed below, is an exception to this assessment.

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

For further information regarding the fair value measurement of derivative instruments see Note 15. See Note 1 for discussion of the types of derivatives we use and the reasons for them. As of December 30, 2011, our only derivatives outstanding are interest rate swaps that are fair value hedges, which have an asset value of $5 million and are located on the consolidated balance sheet in Other noncurrent assets.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheet as of December 31, 2010. The majority of our 2010 commodity derivatives were related to our downstream business.

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

Derivatives Designated as Cash Flow Hedges

We had no derivatives designated as cash flow hedges at December 31, 2011 and 2010.

The following table summarizes the pretax effect of derivative instruments designated as cash flow hedges in other comprehensive income:

		Gain (Loss) in OCI
(In millions)	2011	2010	2009
Foreign currency	$-	$4	$39
Interest rate	$-	$-	$(15)

Derivatives Designated as Fair Value Hedges

As of December 31, 2011, we had multiple interest rate swap agreements with a total notional amount of $600 million at a weighted-average, LIBOR-based, floating rate of 4.76 percent. As of December 31, 2010, we had multiple interest rate swap agreements with a total notional amount of $1,450 million at a weighted-average, LIBOR-based, floating rate of 4.43 percent. The interest rate swaps have no hedge ineffectiveness.

In connection with the debt retired in February and March 2011 discussed in Note 17, we settled interest rate swaps with a notional amount of $1,450 million. We recorded a $29 million gain, which reduced the loss on early extinguishment of debt.

The following table summarizes the pretax effect related to continuing operations of derivative instruments designated as hedges of fair value in our consolidated statements of income.

			Gain (Loss)
(In millions)	Income Statement Location	2011	2010	2009
Derivative
Commodity	Sales and other operating revenues	$-	$(1)	$(16)
Interest rate	Net interest and other	28	26	-

		28	25	(16)
Hedged Item

Commodity	Sales and other operating revenues	-	1	16
Long-term debt	Net interest and other	(28)	(26)	-

		$(28)	$(25)	$16

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Derivatives Not Designated as Hedges

The following table summarizes the effect related to continuing operations of all derivative instruments not designated as hedges in our consolidated statements of income.

		Gain (Loss)
(In millions)	Income Statement Location	2011	2010	2009
Commodity	Sales and other operating revenues	$5	$121	$90
Foreign currency	Net interest and other	-	-	3

		$5	$121	$93

17.	Debt

As of December 31, 2011, we had no borrowings against our $3 billion revolving credit facility and no commercial paper outstanding under our U.S. commercial paper program that is backed by the revolving credit facility.

	December 31,
(In millions)	2011	2010
Marathon Oil Corporation:
Revolving credit facility	$-	$-
6.125% notes due 2012	-	450
6.000% notes due 2012	-	400
5.900% notes due 2018(a)	854	894
6.800% notes due 2032(a)	550	550
9.375% debentures due 2012	53	53
9.125% debentures due 2013	114	114
6.500% debentures due 2014	-	700
7.500% debentures due 2019(a)	228	688
6.000% debentures due 2017(a)	682	682
9.375% debentures due 2022	32	32
8.500% debentures due 2023	70	70
8.125% debentures due 2023	131	131
6.600% debentures due 2037	750	750
4.550% promissory note, semi-annual payments due 2012 – 2015	272	340
Series A medium term notes due 2022	3	3
4.750% – 6.875% obligations relating to industrial development and environmental improvement bonds and notes due 2013 – 2033	-	198
5.375% obligation relating to revenue bonds due 2013	23	23
5.125% obligation relating to revenue bonds due 2037	1,000	1,000
Sale-leaseback financing due 2012	11	20
Capital lease obligation due 2012	9	17
Consolidated subsidiaries
8.375% secured notes due 2012(a)	-	448
Capital lease obligations due 2012 – 2034
Downstream business	-	279
Other	11	12

Total(b)	4,793	7,854
Unamortized fair value differential for debt assumed in acquisitions	-	16
Unamortized discount	(10)	(16)
Fair value adjustments(c)	32	42
Amounts due within one year	(141)	(295)

Total long-term debt due after one year	$4,674	$7,601
(a)	These notes contain a make-whole provision allowing us the right to repay the debt at a premium to market price.

(b)	In the event of a change in control, as defined in the related agreements, debt obligations totaling $431 million at December 31, 2011, may be declared immediately due and payable.

(c)	See Note 15 for information on interest rate swaps.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

The termination date on $2,625 million of our revolving credit facility is May 2013. The remaining $375 million has a termination date of May 2012. The facility requires a representation at an initial borrowing that there has been no change in our consolidated financial position or operations, considered as a whole which would materially and adversely affect our ability to perform our obligations under the revolving credit facility. Interest on the facility is based on defined short-term market rates. During the term of the agreement, we are obligated to pay a variable facility fee on the total commitment, which at December 31, 2011 was 0.10 percent.

Our long-term debt agreements do not contain restrictive financial covenants.

On December 31, 2010, we were obligated (primarily or contingently) for $221 million of debt for which United States Steel assumed responsibility for repayment. During the fourth quarter of 2011, United States Steel called all industrial development and environmental improvement bonds and notes for which they had assumed responsibility.

The following table shows five years of debt payments:

(In millions)
2012	$141
2013	205
2014	68
2015	68
2016	-

In February and March 2011, we retired the following debt at a weighted average price equal to 112 percent of face value. A $279 million loss on early extinguishment of debt was recognized in the first quarter of 2011. The loss includes related deferred financing and premium costs partially offset by the gain on settled interest rate swaps.

(In millions)
6.000% notes due 2012	$400
6.125% notes due 2012	450
8.375% secured notes due 2012(a)	448
6.500% debentures due 2014	700
5.900% notes due 2018	40
7.500% debentures due 2019	460

Total debt purchases	$2,498
(a)	These notes were senior secured notes of Marathon Oil Canada Corporation.

In April 2010, we retired $500 million in aggregate principal of our debt under two tender offers at a weighted average price equal to 117 percent of face value. As a result, we recorded a loss on early extinguishment of debt of $92 million, including the transaction premium as well as the expensing of related deferred financing costs on the debt in the second quarter of 2010.

18.	Asset Retirement Obligations

The following summarizes the changes in asset retirement obligations:

(In millions)	2011	2010
Beginning balance	$1,355	$1,102
Incurred, including acquisitions	37	49
Settled	(39)	(28)
Accretion expense (included in depreciation, depletion and amortization)	81	70
Revisions to previous estimates	126	162
Spin-off downstream business	(50)	-

Ending balance(a)	$1,510	$1,355
(a)	Includes asset retirement obligation of $1 million classified as short-term at December 31, 2010.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

19.	Supplemental Cash Flow Information

(In millions)	2011	2010	2009
Net cash provided from operating activities included:
Interest paid (net of amounts capitalized)	$268	$107	$19
Income taxes paid to taxing authorities	2,893	2,155	1,663
Commercial paper and revolving credit arrangements, net:
Commercial paper - issuances	$421	$-	$897
- repayments	(421)	-	(897)
Total	$-	$-	$-
Noncash investing and financing activities related to continuing operations:
Additions to property, plant and equipment
Asset retirement costs capitalized, excluding acquisitions	$151	$207	$135
Change in capital expenditure accrual	104	(140)	(28)
Debt payments made by United States Steel	214	105	144
Capital lease and sale-leaseback financing obligations increase	-	-	9

20.	Defined Benefit Postretirement Plans

We have noncontributory defined benefit pension plans covering substantially all domestic employees as well as international employees located in Norway and the United Kingdom. Benefits under these plans are based on plan provisions specific to each plan.

We also have defined benefit plans for other postretirement benefits covering most employees. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions subject to various cost-sharing features. Life insurance benefits are provided to certain retiree beneficiaries. Other postretirement benefits are not funded in advance.

Obligations and funded status – The accumulated benefit obligation for all defined benefit pension plans was $1,231 million and $2,737 million as of December 31, 2011 and 2010.

Summary information for our defined benefit pension plans follows. In 2011, both our U.S. and international plans have accumulated benefit obligations in excess of plan assets, while in 2010 only our U.S. plans had accumulated benefit obligations in excess of plan assets.

	December 31,
	2011		2010
(In millions)	U.S.	Int’l	U.S.
Projected benefit obligation	$(986)	$(465)	$(3,221)
Accumulated benefit obligation	(813)	(418)	(2,365)
Fair value of plan assets	516	412	1,798

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

The following summarizes the obligations and funded status for our defined benefit pension and other postretirement plans.

	Pension Benefits				Other Benefits
	2011		2010		2011	2010
(In millions)	U.S.	Int’l	U.S.	Int’l
Change in benefit obligations:
Benefit obligations at January 1	$3,221	$415	$2,989	$395	$779	$685
Spin-off downstream business	(2,308)	-	-	-	(483)	-
Service cost	28	19	92	19	4	18
Interest cost	44	22	153	22	16	39
Plan amendment	-	11	-	-	-	-
Actuarial loss	84	13	287	6	1	69
Foreign currency exchange rate changes	-	(2)	-	(18)	-	-
Other	-	-	-	6	-	-
Benefits paid	(83)	(13)	(300)	(15)	(16)	(32)

Benefit obligations at December 31	$986	$465	$3,221	$415	$301	$779
Change in plan assets:
Fair value of plan assets at January 1	$1,798	$389	$1,623	$348	$-	$-
Spin-off downstream business	(1,268)	-	-	-	-	-
Actual return on plan assets	30	15	214	47	-	-
Employer contributions	39	23	267	20	-	-
Foreign currency exchange rate changes	-	(2)	-	(14)	-	-
Other	-	-	(6)	3	-	-
Benefits paid	(83)	(13)	(300)	(15)	-	-

Fair value of plan assets at December 31	$516	$412	$1,798	$389	$-	$-
Funded status of plans at December 31	$(470)	$(53)	$(1,423)	$(26)	$(301)	$(779)
Amounts recognized in the consolidated balance sheet:
Current liabilities	(17)	-	(21)	-	(18)	(36)
Noncurrent liabilities	(453)	(53)	(1,402)	(26)	(283)	(743)

Accrued benefit cost	$(470)	$(53)	$(1,423)	$(26)	$(301)	$(779)
Pretax amounts in accumulated other comprehensive income:
Net loss	$432	$63	$1,382	$41	$16	$18
Prior service cost (credit)	27	11	81	-	(18)	(24)

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Components of net periodic benefit cost and other comprehensive income – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive income for our defined benefit pension and other postretirement plans.

	Pension Benefits
	2011		2010		2009		Other Benefits
(In millions)	U.S.	Int’l	U.S. Int’l		U.S. Int’l		2011	2010	2009
Components of net periodic benefit cost related to continuing operations:
Service cost	$28	$19	$30	$19	$36	$14	$4	$3	$3
Interest cost	44	22	47	22	46	22	16	16	18
Expected return on plan assets	(43)	(23)	(44)	(22)	(47)	(21)	-	-	-
- prior service cost (credit)	6	-	6	-	6	1	(7)	(7)	(6)
- actuarial loss	47	2	48	5	20	2	-	-	-
Other	-	-	-	2	-	-	-	-	-
Net settlement/curtailment loss(a)	30	-	56	-	4	18	-	-	-

Net periodic benefit cost(b)	$112	$20	$143	$26	$65	$36	$13	$12	$15

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pretax):
Actuarial loss (gain)	$97	$24	$211	$(25)	$587	$52	$1	$69	$(34)
Amortization of actuarial (loss) gain	(77)	(2)	(167)	(5)	(33)	(7)	-	2	5
Prior service cost	-	(11)	-	-	-	-	-	-	-
Amortization of prior service credit (cost)	(6)	-	(13)	-	(13)	(1)	7	6	5
Spin off downstream business	(24)	-	-	-	-	-	-	-	-

Total recognized in other comprehensive income	$(10)	$11	$31	$(30)	$541	$44	$8	$77	$(24)

Total recognized in net periodic benefit cost and other comprehensive income	$102	$31	$174	$(4)	$606	$80	$21	$89	$(9)
(a)

Settlement losses are recorded when lump sum payments from a plan in a period exceed the plan’s total service and interest costs for the period. Such settlements occurred in one or more of our U.S. plans in 2011 and 2010. Additionally, in 2009 a curtailment and settlement was recorded related to our discontinued operations in Ireland as discussed in Note 6.

(b)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

The estimated net loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are $46 million and $7 million. The estimated prior service credit for our other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $7 million.

Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2011, 2010 and 2009.

	Pension Benefits
	2011			2010		2009		Other Benefits
(In millions)	U.S.		Int’l	U.S.	Int’l	U.S.	Int’l	2011	2010	2009
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.45%		4.70%	5.05%	5.40%	5.50%	5.70%	4.90%	5.55%	5.95%
Rate of compensation increase	5.00%		4.30%	5.00%	5.10%	4.50%	5.55%	5.00%	5.00%	4.50%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.05%		5.40%	5.23%	5.70%	6.90%	6.70%	5.55%	6.85%	6.85%
Expected long-term return on plan assets	8.50	%(a)	5.86%	8.50%	6.40%	8.50%	6.10%	-	-	-
Rate of compensation increase	5.00%		5.10%	4.50%	5.55%	4.50%	4.75%	5.00%	4.50%	4.50%
(a)

Due to the revised targeted asset allocation as discussed under the plan investment policies and strategies, effective January 1, 2012, the expected long term rate of return on plan assets was changed from 8.50 percent to 7.75 percent.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Expected long-term return on plan assets

U.S. plan – The overall expected long-term return on plan assets assumption for our U.S. plan is determined based on an asset rate-of-return modeling tool developed by a third-party investment group. The tool utilizes underlying assumptions based on actual returns by asset category and inflation and takes into account our U.S. pension plan’s asset allocation to derive an expected long-term rate of return on those assets. Capital market assumptions reflect the long-term capital market outlook. The assumptions for equity and fixed income investments are developed using a building-block approach, reflecting observable inflation information and interest rate information available in the fixed income markets. Long-term assumptions for other asset categories are based on historical results, current market characteristics and the professional judgment of our internal and external investment teams.

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

Assumed health care cost trend rates

	2011	2010	2009
Health care cost trend rate assumed for the following year:
Medical
Pre-65	7.50%	7.50%	7.00%
Post-65	7.00%	7.00%	6.75%
Prescription drugs	7.50%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical
Pre-65	5.00%	5.00%	5.00%
Post-65	5.00%	5.00%	5.00%
Prescription drugs	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical
Pre-65	2018	2018	2014
Post-65	2017	2017	2015
Prescription drugs	2018	2018	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for defined benefit retiree health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$2	$2
Effect on other postretirement benefit obligations	33	27

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

U.S. plan – Historical performance and future expectations suggest that common stocks will provide higher total investment returns than fixed income securities over a long-term investment horizon. Short-term investments are utilized for pension payments, expenses, and other liquidity needs. As such, for 2011 and prior, the plan’s targeted asset allocation was comprised of 75 percent equity securities and 25 percent fixed income securities. Effective January 1, 2012, the U.S. plan’s targeted asset allocation is comprised of 65 percent equity securities and 35 percent fixed income securities but may be adjusted accordingly to better match the plan’s liabilities over time as the funded ratio (as defined by the investment policy) changes.

The plan’s assets are managed by a third-party investment manager. The investment manager is limited to pursuing the investment strategies regarding asset mix and purchases and sales of securities within the parameters defined in the

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

investment policy guidelines and investment management agreement. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.

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

Fair value measurements

Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset class at December 31, 2011 and 2010.

Cash and cash equivalents – Cash and cash equivalents include cash on deposit and an investment in a money market mutual fund that invests mainly in short-term instruments and cash, both of which are valued using a market approach and are considered Level 1 in the fair value hierarchy. The money market mutual fund is valued at the net asset value (“NAV”) of shares held.

Equity securities – Investments in public investment trusts and S&P 500 exchange-traded funds are valued using a market approach at the closing price reported in an active market and are therefore considered Level 1. During the fourth quarter 2011, Level 1 investment trust holdings were liquidated and the proceeds were re-invested in an exchange traded fund. Non-public investment trusts are valued using a market approach based on the underlying investments in the trust, which are publicly-traded securities, and are considered Level 2. Private equity investments include interests in limited partnerships which are valued based on the sum of the estimated fair values of the investments held by each partnership, determined using a combination of market, income and cost approaches, plus working capital, adjusted for liabilities, currency translation and estimated performance incentives. These private equity investments are considered Level 3.

Mutual funds – Investments in mutual funds are valued using a market approach. The shares or units held are traded on the public exchanges and such prices are Level 1 inputs.

Pooled funds – Investments in pooled funds are valued using a market approach at the NAV of units held, but investment opportunities in such funds are limited to institutional investors on the behalf of defined benefit plans. The various funds consist of either an equity or fixed income investment portfolio with underlying investments held in U.S. and non-U.S. securities. Nearly all of the underlying investments are publicly-traded. During the fourth quarter 2011, the U.S. plan’s ownership interest held in the fixed income pooled fund was liquidated and the proceeds were re-invested in U.S. treasuries. Further, the U.S. plan’s ownership interest held in the equity based pooled fund was liquidated and the proceeds were re-invested in an exchange traded fund. The majority of the pooled funds held by our international pension plans are benchmarked against a relative public index. These are considered Level 2.

U.S. treasuries – U.S. treasury notes are valued at the closing price reported in an active market. These notes are considered Level 1 investments.

Real estate – Real estate investments are valued based on discounted cash flows, comparable sales, outside appraisals, price per square foot or some combination thereof and therefore are considered Level 3.

Other – Other investments are composed of an investment in an unallocated annuity contract, an investment contract with an international insurance carrier, and investments in two limited liability companies (“LLCs”) with no public market. The LLCs were formed to acquire timberland in the northwest and other properties. The investment in an unallocated annuity contract is valued using a market approach based on the experience of the assets held in an insurer’s general account and is considered Level 2. The majority of the general account is invested in a well-diversified portfolio of high-quality fixed income securities, primarily consisting of investment-grade bonds. Investment income is allocated among pension plans participating in the general account based on the investment year method. Under this method, a record of the book value of assets held is maintained in subdivisions according to the calendar year in which the funds are invested. The earnings rate for each of these calendar year subdivisions varies from year to year, reflecting the actual earnings on the assets attributed to that year. The insurance carrier contract is funded by premiums paid annually by the participating plans and the funds are invested by the insurance carrier in portfolios with different risk profiles (low,

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

medium, high) that can be elected by investors. The contract is valued using a market approach based on the underlying investments within the portfolio and is considered Level 2. The majority of the underlying investments consists of a well-diversified mix of non-U.S. publicly traded equity and fixed income securities. The values of the LLCs are determined using an income approach based on discounted cash flows and are considered Level 3.

The following table presents the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2011 and 2010.

	December 31, 2011
(In millions)	Level 1		Level 2			Level 3		Total
	U.S.	Int’l	U.S.		Int’l	U.S.	Int’l	U.S.	Int’l
Cash and cash equivalents	$12	$2	$-		$-	$-	$-	$12	$2
Equity securities:
Investment trusts	-	-	7		-	-	-	7	-
Exchange traded funds	324	-	-		-	-	-	324	-
Private equity	-	-	-		-	23	-	23	-
Investment funds
Mutual funds – equity(a)	-	159	-		-	-	-	-	159
Pooled funds – equity(b)	-	-	-		96	-	-	-	96
Pooled funds – fixed income(c)	-	-	-		149	-	-	-	149
U.S. treasuries	92	-	-		-	-	-	92	-
Real estate(d)	-	-	-		-	21	-	21	-
Other	-	-	30	(e)	6	7	-	37	6

Total investments, at fair value	$428	$161	$37		$251	$51	$-	$516	$412
	December 31, 2010
(In millions)	Level 1		Level 2			Level 3		Total
	U.S.	Int’l	U.S.		Int’l	U.S.	Int’l	U.S.	Int’l
Cash and cash equivalents	$8	$1	$-		$-	$-	$-	$8	$1
Equity securities:
Investment trusts	25	-	137		-	-	-	162	-
Exchange traded funds	56	-	-		-	-	-	56	-
Private equity	-	-	-		-	67	-	67	-
Investment funds
Mutual funds – equity(a)	-	161	-		-	-	-	-	161
Pooled funds – equity(b)	-	-	1,072		97	-	-	1,072	97
Pooled funds – fixed income(c)	-	-	350		126	-	-	350	126
Real estate(d)	-	-	-		-	54	-	54	-
Other	-	-	5		4	24	-	29	4

Total investments, at fair value	$89	$162	$1,564		$227	$145	$-	$1,798	$389
(a)

Includes approximately 70 percent of investments held in U.S. and non-U.S. common stocks in the financial services, consumer staples, health care, energy and basic material sectors and 30 percent of investments held among various other sectors. The funds objective is to outperform their respective benchmark indexes FTSE All Share, MSCI World Free, and MSCI Europe (excluding the U.K.) as defined by the investment policy.

(b)

U.S. – At December 31, 2010, includes approximately 70 percent of investments held in U.S. and non-U.S. publicly traded common stocks in the consumer staples, consumer discretionary, technology, health and energy sectors and 30 percent of investments held among various other sectors. Int’l – Includes approximately 70 percent of investments held in non-U.S. common stocks (specifically Asia Pacific, except Japan, and the U.K.) in the financials, energy, consumer staples, industrials, and telecommunication services sectors and the 30 percent of investments held amongst various other sectors. The funds objective is to outperform their respective benchmark indexes, MSCI AC Asia and FTSE All-Share, as defined by the investment policy.

(c)

U.S. – At December 31, 2010, includes approximately 80 percent of investments held in U.S. and non-U.S. publicly traded investment grade government and corporate bonds which include treasuries, mortgage-backed securities and industrials and 20 percent of investments held among various other sectors. Int’l – Includes approximately 80 percent of investments held in U.S. and non-U.S. publicly traded investment grade government and corporate bonds which include gilts, treasuries, financials, sovereigns and collateralized asset backed securities and 20 percent of investments held among various other sectors. The funds objective is to outperform their respective benchmark indexes, as defined by the investment policy.

(d)

Includes investments diversified by property type and location. The largest property sector holdings, which represent approximately 70 percent of investments held, are office, hotel, residential and land with the greatest percentage of investments made in the U.S. and Asia, which includes the emerging markets of China and India.

(e)	Includes an $18 million receivable for the sale of an investment that closed as of December 31, 2011 but did not cash settle until the next business day.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending balances recorded for plan assets classified as Level 3 in the fair value hierarchy.

	2011
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$67	$54	$24	$145
Spin-off downstream business	(46)	(37)	(17)	(100)
Actual return on plan assets	3	2	-	5
Purchases	3	4	-	7
Sales	(4)	(2)	-	(6)

Ending balance	$23	$21	$7	$51

	2010
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$42	$36	$23	$101
Actual return on plan assets	13	4	1	18
Purchases	15	17	-	32
Sales	(3)	(3)	-	(6)

Ending balance	$67	$54	$24	$145

Cash flows

Contributions to defined benefit plans – We expect to make contributions to the funded pension plans of up to $113 million in 2012. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are expected to be approximately $18 million and $21 million in 2012.

Estimated future benefit payments – The following gross benefit payments, which reflect expected future services, as appropriate, are expected to be paid in the years indicated.

	Pension Benefits		Other Benefits(a)
(In millions)	U.S.	Int’l
2012	$104	$12	$21
2013	100	13	22
2014	102	15	22
2015	101	16	23
2016	104	18	24
2017 through 2021	482	105	121
(a)

Expected Medicare reimbursements for 2012 through 2013 total $5 million. Effective 2013, as a result of the PPACA, future Medicare reimbursements will no longer be tax deductible and must be used to reduce the costs of providing Medicare Part D equivalent prescription drug benefits to retirees. The total of these future reimbursements from 2014 through 2021 is $22 million.

Contributions to defined contribution plans – We contribute to several defined contribution plans for eligible employees. Contributions to these plans related to continuing operations totaled $50 million in 2011, $75 million in 2010 and $59 million in 2009.

21.	Incentive Based Compensation

Description of Stock Based Compensation Plans

The Marathon Oil Corporation 2007 Incentive Compensation Plan (the “2007 Plan”) was approved by our stockholders in April 2007 and authorizes the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards) and performance awards to employees. The 2007 Plan also allows us to provide equity compensation to our non-employee directors. No more than 34 million shares of our common stock may be issued under the 2007 Plan and no more than 12 million of those shares may be used for awards other than stock options or stock appreciation rights.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Shares subject to awards under the 2007 Plan that are forfeited, are terminated or expire unexercised become available for future grants. If a stock appreciation right is settled upon exercise by delivery of shares of common stock, the full number of shares with respect to which the stock appreciation right was exercised will count against the number of shares of our common stock reserved for issuance under the 2007 Plan and will not again become available under the 2007 Plan. In addition, the number of shares of our common stock reserved for issuance under the 2007 Plan will not be increased by shares tendered to satisfy the purchase price of an award, exchanged for other awards or withheld to satisfy tax withholding obligations. Shares issued as a result of awards granted under the 2007 Plan are generally funded out of common stock held in treasury, except to the extent there are insufficient treasury shares, in which case new common shares are issued.

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

Stock based awards under the Plan

Stock options – We grant stock options under the 2007 Plan. Our stock options represent the right to purchase shares of our common stock at its fair market value on the date of grant. Through 2004, certain stock options were granted under the 2003 Plan with a tandem stock appreciation right, which allows the recipient to instead elect to receive cash or our common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the 2003 Plan, over the option price of the shares. In general, stock options granted under the 2007 Plan and the 2003 Plan vest ratably over a three-year period and have a maximum term of ten years from the date they are granted.

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

Restricted stock – We grant restricted stock and restricted stock units under the 2007 Plan and previously granted such awards under the 2003 Plan. In 2005, the Compensation Committee began granting time-based restricted stock to certain of our U.S.-based officers as part of their annual long-term incentive package. The restricted stock awards to officers vest three years from the date of grant, contingent on the recipient’s continued employment. We also grant restricted stock to certain non-officer employees and restricted stock units to certain international employees (“restricted stock awards”), based on their performance within certain guidelines and for retention purposes. The restricted stock awards to non-officers generally vest in one-third increments over a three-year period, contingent on the recipient’s continued employment, however, certain restricted stock awards will vest over a four-year period, contingent on the recipient’s continued employment. Prior to vesting, all restricted stock recipients have the right to vote such stock and receive dividends thereon. The non-vested shares are not transferable and are held by our transfer agent.

Common stock units – We maintain an equity compensation program for our non-employee directors under the 2007 Plan and previously maintained such a program under the 2003 Plan. All non-employee directors receive annual grants of common stock units, and they are required to hold units granted prior to 2012 until they leave the Board of Directors. When dividends are paid on our common stock, directors receive dividend equivalents in the form of additional common stock units.

Total stock based compensation expense

Total employee stock based compensation expense related to continuing operations was $65 million, $51 million and $59 million in 2011, 2010 and 2009, while the total related income tax benefits were $23 million, $19 million and $22 million in the same years. In 2011, 2010 and 2009 cash received upon exercise of stock option awards related was $77 million, $12 million and $4 million. Tax benefits realized for deductions for stock awards exercised during 2011, 2010 and 2009 totalled $32 million, $11 million and $10 million.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Stock option awards

During 2011, 2010 and 2009, we granted stock option awards to both officer and non-officer employees. The weighted average grant date fair value of these awards was based on the following Black-Scholes assumptions:

	2011	2010	2009
Weighted average exercise price per share	$32.30	$30.00	$27.62
Expected annual dividend yield	2.1%	3.2%	3.5%
Expected life in years	5.3	5.1	4.9
Expected volatility	40%	43%	41%
Risk-free interest rate	1.7%	2.2%	2.3%
Weighted average grant date fair value of stock option awards granted	$10.44	$8.70	$7.67

The following is a summary of stock option award activity in 2011.

	Number of Shares	Weighted Average Exercise price
Outstanding at beginning of year	24,912,261	$24.85
Granted	7,676,544	32.30
Exercised	(3,576,373)	15.12
Cancelled	(652,607)	25.88
Spin-off downstream business	(6,989,110)	30.94
Outstanding at end of year	21,370,715	$24.41

The intrinsic value of stock option awards exercised during 2011, 2010 and 2009 was $59 million, $8 million and $3 million.

The following table presents information related to stock option awards at December 31, 2011.

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Under Option	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
$ 7.99-12.75	1,272,745	2	$10.23	1,272,745	$10.23
12.76-16.81	2,850,590	5	15.21	2,354,373	15.28
16.82-23.20	6,642,268	8	18.60	2,810,120	18.52
23.21-29.24	2,021,400	4	23.92	1,955,767	23.82
29.25-30.36	22,388	7	29.56	22,388	29.56
30.37-47.91	8,561,324	7	34.20	4,690,067	35.75
Total	21,370,715	6	24.41	13,105,460	24.11

As of December 31, 2011, the aggregate intrinsic value of stock option awards outstanding was $146 million. The aggregate intrinsic value and weighted average remaining contractual life of stock option awards currently exercisable were $98 million and 5 years.

As of December 31, 2011, the number of fully-vested stock option awards and stock option awards expected to vest was 21,142,660. The weighted average exercise price and weighted average remaining contractual life of these stock option awards were $24.38 and 6 years and the aggregate intrinsic value was $145 million. As of December 31, 2011, unrecognized compensation cost related to stock option awards was $36 million, which is expected to be recognized over a weighted average period of 2 years.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Restricted stock awards

The following is a summary of restricted stock award activity

	Awards	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,084,680	$23.03
Granted	3,066,978 (a)	27.74
Vested	(993,949)	27.34
Forfeited	(163,806)	23.88
Spin-off downstream business	(289,925)	21.30
Unvested at end of year	3,703,978	25.88
(a)	Beginning in August, 2011, most employees on the U.S., U.K., Canadian and Norwegian payrolls are eligible for a restricted stock grant, based on performance.

The vesting date fair value of restricted stock awards which vested during 2011, 2010 and 2009 was $30 million, $21 million and $24 million. The weighted average grant date fair value of restricted stock awards was $25.88, $23.03, and $44.89 for awards unvested at December 31, 2011, 2010 and 2009.

As of December 31, 2011, there was $78 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted average period of 2.5 years.

Performance unit awards

Performance units provide for named executive officers to receive a cash payment upon the achievement of certain performance goals at the end of a defined measurement period. The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group of peer companies determined by the Compensation Committee of the Board of Directors. The target value of each performance unit is $1, with the actual payout varying from $0 to $2 per unit (capped at a maximum payout of $2 per unit). Because performance units are to be settled in cash at the end of the performance period, they are accounted for as liability awards. Compensation expense related to continuing operations associated with performance units was $32 million and $2 million in 2011 and 2009, but was not significant in 2010. Expense for 2011 included $14 million paid on three groups of performance unit grants outstanding June 30, 2011, that were accelerated with the total payout determined based on performance through the effective date of the spin-off of our downstream business.

During the third quarter of 2011, we granted 15 million performance units to named executive officers. A portion of these units have an 18-month performance period and a portion have a 30-month performance period to reflect the remaining periods of the original 2011 and 2010 performance unit grants outstanding prior to the spinoff.

22.	Stockholders’ Equity

Securities exchangeable into Marathon common stock – In conjunction with our acquisition of Western Oil Sands Inc. (“Western”) on October 18, 2007, Canadian residents were able to receive, at their election, cash, Marathon common stock or securities exchangeable into Marathon common stock (the “Exchangeable Shares”). The Exchangeable Shares were shares of an indirect Canadian subsidiary of Marathon and were exchanged into Marathon stock based upon an exchange ratio that began at one-for-one and adjusted quarterly to reflect cash dividends. The Exchangeable Shares were exchangeable at the option of the holder at any time and were automatically redeemable on October 18, 2011. They could also be redeemed prior to their automatic redemption if certain conditions were met. Those conditions were met and we filed notice of the proposed redemption in Canada on March 3, 2010. On April 7, 2010, the remaining exchangeable shares were redeemed.

Preferred shares – Also in connection with our acquisition of Western, the Board of Directors authorized a class of voting preferred stock. Upon completion of the acquisition, we issued shares of this voting preferred stock to a trustee, who held the shares for the benefit of the holders of the Exchangeable Shares discussed above. Each share of voting preferred stock was entitled to one vote on all matters submitted to the holders of Marathon common stock. Each holder of Exchangeable Shares could direct the trustee to vote the number of shares of voting preferred stock equal to the number of shares of Marathon common stock issuable upon the exchange of the Exchangeable Shares held by that holder. In no event would the aggregate number of votes entitled to be cast by the trustee with respect to the outstanding shares of voting preferred stock exceed the number of votes entitled to be cast with respect to the outstanding Exchangeable Shares. Except as otherwise provided in our restated certificate of incorporation or by applicable law, the common stock and the

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

voting preferred stock voted together as a single class in the election of directors of Marathon and on all other matters submitted to a vote of stockholders of Marathon generally. The voting preferred stock had no other voting rights except as required by law. Other than dividends payable solely in shares of voting preferred stock, no dividend or other distribution, was paid or payable to the holder of the voting preferred stock. In the event of any liquidation, dissolution or winding up of Marathon, the holder of shares of the voting preferred stock would not be entitled to receive any assets of Marathon available for distribution to its stockholders. The voting preferred stock was not convertible into any other class or series of the capital stock of Marathon or into cash, property or other rights, and could not be redeemed. In connection with the redemption of the Exchangeable Shares, these preferred shares were eliminated in June 2010.

Share repurchase plan – The Board of Directors has authorized the repurchase of up to $5 billion of our common stock. Purchases under the program may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. The repurchase program does not include specific price targets or timetables. As of December 31, 2011, we had acquired 78 million common shares at a cost of $3,222 million under this authorized share repurchase program, including 12 million common shares acquired during 2011 at a cost of $300 million.

23.	Leases

We lease a wide variety of facilities and equipment under operating leases, including land, building space, equipment and vehicles. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments for capital lease obligations (including sale-leasebacks accounted for as financings) and for operating lease obligations having initial or remaining noncancelable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations
2012	$22	$42
2013	1	38
2014	1	29
2015	1	26
2016	1	25
Later years	25	66
Sublease rentals	-	(2)

Total minimum lease payments	$51	$224

Less imputed interest costs	(20)

Present value of net minimum lease payments	$31

Operating lease rental expense related to continuing operations was $74 million, $77 million and $105 million in 2011, 2010 and 2009, which excludes $16 million and $3 million paid by United States Steel on assumed leases in 2010 and 2009.

24.	Commitments and Contingencies

We are a defendant in a number of lawsuits arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Certain of these matters are discussed below.

Litigation – In March 2011, Noble Drilling (U.S.) LLC (“Noble”) filed a lawsuit against us in the District Court of Harris County, Texas alleging, among other things, breach of contract, breach of the duty of good faith and fair dealing, and negligent misrepresentation, relating to a multi-year drilling contract for a newly constructed drilling rig to be deployed in the U.S. Gulf of Mexico. We filed an answer in April 2011, contending, among other things, failure to perform, failure to comply with material obligations, failure to mitigate alleged damages and that Noble failed to provide the rig according to the operating, performance and safety requirements specified in the drilling contract. Noble is seeking an unspecified amount of damages. We are vigorously defending this litigation. The ultimate outcome of this lawsuit, including any financial effect on us, remains uncertain. We do not believe an estimate of a reasonably probable loss (or range of loss) can be made for this lawsuit at this time.

MARATHON OIL CORPORATION

Notes to Consolidated Financial Statements

Environmental matters – We are subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance.

At December 31, 2011 and 2010, accrued liabilities for remediation totaled $1 million and $119 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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

United States Steel was the sole general partner of Clairton 1314B Partnership, L.P., which owned certain facilities formerly owned by United States Steel. We have agreed, under certain circumstances, to indemnify the limited partners if the partnership’s product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. The Clairton 1314B Partnership was terminated on October 31, 2008, but we were not released from our obligations. United States Steel has estimated the maximum potential amount of this indemnity obligation, including interest and tax gross-up, was approximately $110 million as of December 31, 2011, all of which is related to our continuing operations.

We have entered into other guarantees related to our continuing operations with maximum potential undiscounted payments totaling $139 million as of December 31, 2011, which consist primarily of leases of corporate assets containing general lease indemnities and guaranteed residual values, a performance guarantee and a long-term transportation services agreement.

In October 2010, upon acquiring a position in four exploration blocks in the Iraqi Kurdistan Region, we indemnified the KRG against any negative tax effects related to certain payments we are obligated to make to the KRG. As of December 31, 2011, some of those payments had been made, no related taxes have been assessed, and neither is there any history of such payments being taxed. Given the lack of history of tax assessment against such payments, and because certain of our future payments to the KRG are not quantifiable, a maximum potential undiscounted payments cannot be calculated.

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

Contract commitments – At December 31, 2011 and 2010, contractual commitments of our continuing operations to acquire property, plant and equipment totaled $2,683 million and $1,881 million.

Other contingencies – During the second quarter of 2011, the AOSP operator determined the need and developed preliminary plans to address water flow into a previously mined and contained section of the Muskeg River mine. Our share of the estimated costs in the amount of $64 million was recorded to cost of revenues. At December 31, 2011, the remaining liability is $49 million.

Selected Quarterly Financial Data (Unaudited)

	2011(a)				2010(a)
(In millions, except per share data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$3,671	$3,694	$3,649	$3,649	$2,667	$2,807	$2,854	$3,362
Income from operations before income taxes	1,289	928	1,333	1,263	1,389	922	1,050	863
Income from continuing operations	455	298	405	549	617	374	467	424
Discontinued operations	541	698	-	-	(160)	335	229	282
Net income	$996	$996	$405	$549	$457	$709	$696	$706

Net income per share:
Basic:
Continuing operations	$0.64	$0.42	$0.57	$0.78	$0.87	$0.53	$0.66	$0.60
Discontinued operations	0.76	0.98	-	-	(0.23)	0.47	0.32	0.39
Net income	1.40	1.40	0.57	0.78	0.64	1.00	0.98	0.99
Diluted:
Continuing operations	0.64	0.42	0.57	0.78	0.87	0.53	0.66	0.60
Discontinued operations	0.75	0.97	-	-	(0.23)	0.47	0.32	0.39
Net income	1.39	1.39	0.57	0.78	0.64	1.00	0.98	0.99
Dividends paid per share	$0.25	$0.25	$0.15	$0.15	$0.24	$0.25	$0.25	$0.25
(a)	Our downstream business was spun-off on June 30, 2011. All quarters have been recast to reflect the business in discontinued operations.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

The supplementary information is disclosed by the following geographic areas: the United States; Europe, which primarily includes activities in the United Kingdom, Norway and Poland; EG; Other Africa, which primarily includes activities in Angola and Libya; Canada; and Other International (“Other Int’l”), which includes activities in Indonesia and the Iraqi Kurdistan Region. Discontinued operations (“Disc Ops”) represent our Irish and Gabonese oil exploration and production businesses that were sold in 2009.

Estimated Quantities of Proved Oil and Gas Reserves

The estimation of net recoverable quantities of liquid hydrocarbons, natural gas and synthetic crude oil is a highly technical process, which is based upon several underlying assumptions that are subject to change. For a discussion of our reserve estimation process, including the use of third-party audits, see Item 1 – Business.

(mmbbl)	United States	Canada	(a)	EG (b)	Other Africa	Europe	Continuing Operations	Disc Ops
Liquid Hydrocarbons
Proved developed and undeveloped reserves:
Beginning of year – 2009	178	-		139	211	104	632	4
Revisions of previous estimates	-	-		(2)	3	19	20	2
Extensions, discoveries and other additions	21	-		-	31	12	64	-
Production	(23)	-		(15)	(17)	(33)	(88)	(2)
Sales of reserves in place	(6)	-		-	-	-	(6)	(4)

End of year – 2009	170	-		122	228	102	622	-
Revisions of previous estimates	(3)	-		10	-	23	30	-
Purchases of reserves in place	1	-		-	-	-	1	-
Extensions, discoveries and other additions	30	-		-	28	8	66	-
Production	(25)	-		(13)	(17)	(34)	(89)	-

End of year – 2010	173	-		119	239	99	630	-
Revisions of previous estimates	16	-		11	2	21	50	-
Improved recovery	1	-		-	-	-	1	-
Purchases of reserves in place	89	-		-	-	-	89	-
Extensions, discoveries and other additions	27	-		-	1	14	42	-
Production	(27)	-		(13)	(2)	(37)	(79)	-

End of year – 2011	279	-		117	240	97	733	-
Proved developed reserves:
Beginning of year – 2009	137	-		99	193	81	510	4
End of year – 2009	120	-		83	186	87	476	-
End of year – 2010	124	-		86	180	89	479	-
End of year – 2011	141	-		78	179	84	482	-
Proved undeveloped reserves:
Beginning of year – 2009	41	-		40	18	23	122	-
End of year – 2009	50	-		39	42	15	146	-
End of year – 2010	49	-		33	59	10	151	-
End of year – 2011	138	-		39	61	13	251	-

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

	United States	Canada(a)	EG(b)	Other Africa	Europe	Continuing Operations	Disc Ops
Natural Gas (bcf)
Proved developed and undeveloped reserves:
Beginning of year – 2009	1,085	-	1,866	109	159	3,219	132
Revisions of previous estimates	(139)	-	(23)	-	(10)	(172)	-
Extensions, discoveries and other additions	80	-	-	-	2	82	-
Production(c)	(146)	-	(155)	(2)	(42)	(345)	(6)
Sales of reserves in place	(60)	-	-	-	-	(60)	(126)

End of year – 2009	820	-	1,688	107	109	2,724	-
Revisions of previous estimates	16	-	111	(1)	35	161	-
Purchases of reserves in place	1	-	-	-	-	1	-
Extensions, discoveries and other additions	61	-	-	-	4	65	-
Production(c)	(133)	-	(148)	(1)	(32)	(314)	-
Sales of reserves in place	(20)	-	-	-	-	(20)	-

End of year – 2010	745	-	1,651	105	116	2,617	-
Revisions of previous estimates	18	-	81	(1)	22	120	-
Purchases of reserves in place	119	-	-	-	-	119	-
Extensions, discoveries and other additions	109	-	-	-	11	120	-
Production(c)	(119)	-	(161)	-	(30)	(310)	-

End of year – 2011	872	-	1,571	104	119	2,666	-
Proved developed reserves:
Beginning of year – 2009	839	-	1,273	109	95	2,316	34
End of year – 2009	652	-	1,102	107	50	1,911	-
End of year – 2010	591	-	1,186	104	43	1,924	-
End of year – 2011	551	-	1,104	104	40	1,799	-
Proved undeveloped reserves:
Beginning of year – 2009	246	-	593	-	64	903	98
End of year – 2009	168	-	586	-	59	813	-
End of year – 2010	154	-	465	1	73	693	-
End of year – 2011	321	-	467	-	79	867	-
Synthetic crude oil (mmbbl)
Proved developed and undeveloped reserves:
Beginning of year – 2009	-	-	-	-	-	-	-
Revisions of previous estimates(d)	-	603	-	-	-	603	-

End of year – 2009	-	603	-	-	-	603	-
Revisions of previous estimates	-	(22)	-	-	-	(22)	-
Production	-	(9)	-	-	-	(9)	-

End of year – 2010	-	572	-	-	-	572	-
Revisions of previous estimates	-	17	-	-	-	17	-
Production	-	(14)	-	-	-	(14)	-
Extensions, discoveries and other additions	-	48	-	-	-	48	-

End of year – 2011	-	623	-	-	-	623	-
Proved developed reserves:
Beginning of year – 2009	-	-	-	-	-	-	-
End of year – 2009	-	392	-	-	-	392	-
End of year – 2010	-	433	-	-	-	433	-
End of year – 2011	-	623	-	-	-	623	-
Proved undeveloped reserves:
Beginning of year – 2009	-	-	-	-	-	-	-
End of year – 2009	-	211	-	-	-	211	-
End of year – 2010	-	139	-	-	-	139	-
End of year – 2011	-	-	-	-	-	-	-

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(mmboe)	United States	Canada(a)	EG(b)	Other Africa	Europe	Continuing Operations	Disc Ops
Total Proved Reserves
Proved developed and undeveloped reserves:
Beginning of year – 2009	359	-	450	229	131	1,169	26
Revisions of previous estimates(d)	(22)	603	(6)	3	17	595	1
Extensions, discoveries and other additions	34	-	-	31	13	78	-
Production(c)	(48)	-	(41)	(17)	(41)	(147)	(2)
Sales of reserves in place	(16)	-	-	-	-	(16)	(25)

End of year – 2009	307	603	403	246	120	1,679	-
Revisions of previous estimates	(1)	(22)	29	-	28	34	-
Purchases of reserves in place	1	-	-	-	-	1	-
Extensions, discoveries and other additions	40	-	-	28	9	77	-
Production(c)	(47)	(9)	(38)	(17)	(39)	(150)	-
Sales of reserves in place	(3)	-	-	-	-	(3)	-

End of year – 2010	297	572	394	257	118	1,638	-
Revisions of previous estimates	19	17	25	1	25	87	-
Improved recovery	1	-	-	-	-	1	-
Purchases of reserves in place	109	-	-	-	-	109	-
Extensions, discoveries and other additions	45	48	-	1	16	110	-
Production(c)	(47)	(14)	(40)	(2)	(42)	(145)	-

End of year – 2011	424	623	379	257	117	1,800	-
Proved developed reserves:
Beginning of year – 2009	277	-	312	211	96	896	10
End of year – 2009	229	392	267	204	95	1,187	-
End of year – 2010	222	433	284	198	96	1,233	-
End of year – 2011	233	623	262	196	91	1,405	-
Proved undeveloped reserves:
Beginning of year – 2009	82	-	138	18	35	273	16
End of year – 2009	78	211	136	42	25	492	-
End of year – 2010	75	139	110	59	22	405	-
End of year – 2011	191	-	117	61	26	395	-
(a)	Synthetic crude oil proved reserves were added as of December 31, 2009.

(b)	Consists of estimated reserves from properties governed by production sharing contracts.

(c)	Excludes the resale of purchased natural gas utilized in reservoir management.

(d)	Volumes for Canada are after 10 million barrels of synthetic crude oil production in 2009.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

	December 31,
(In millions)	United States	Canada	EG	Other Africa	Europe	Other Int’l	Total
2011 Capitalized costs:
Proved properties	$15,288	$9,209	$1,545	$1,678	$8,342	$33	$36,095
Unproved properties	4,344	1,473	23	303	51	179	6,373

Total	19,632	10,682	1,568	1,981	8,393	212	42,468

Accumulated depreciation, depletion and amortization:
Proved properties	8,499	572	729	134	6,593	1	16,528
Unproved properties	359	-	-	9	-	12	380

Total	8,858	572	729	143	6,593	13	16,908
Net capitalized costs	$10,774	$10,110	$839	$1,838	$1,800	$199	$25,560
2010 Capitalized costs:
Proved properties	$12,008	$8,362	$1,518	$1,437	$8,032	$24	$31,381
Unproved properties	1,450	1,626	24	277	46	122	3,545

Total	13,458	9,988	1,542	1,714	8,078	146	34,926

Accumulated depreciation, depletion and amortization:
Proved properties	7,049	381	625	122	5,927	1	14,105
Unproved properties	325	-	-	9	-	8	342

Total	7,374	381	625	131	5,927	9	14,447
Net capitalized costs	$6,084	$9,607	$917	$1,583	$2,151	$137	$20,479

Costs Incurred for Property Acquisition, Exploration and Development(a)

(In millions)		United States	Canada	EG	Other Africa	Europe	Other Int’l	Continuing Operations	Disc Ops	Total
2011	Property acquisition:
	Proved	$1,782	$5	$1	$-	$-	$-	$1,788	$-	$1,788
	Unproved	3,271	-	-	1	7	57	3,336	-	3,336
	Exploration	782	42	-	33	109	168	1,134	-	1,134
	Development	889	293	18	294	388	-	1,882	-	1,882

	Total	$6,724	$340	$19	$328	$504	$225	$8,140	$-	$8,140
2010	Property acquisition:
	Proved	$1	$-	$-	$-	$-	$-	$1	$-	$1
	Unproved	400	-	-	1	2	103	506	-	506
	Exploration	520	10	1	41	43	153	768	-	768
	Development	855	889	13	315	465	-	2,537	-	2,537

	Total	$1,776	$899	$14	$357	$510	$256	$3,812	$-	$3,812
2009	Property acquisition:
	Proved	$-	$11	$-	$-	$-	$-	$11	$15	$26
	Unproved	127	1	-	6	-	2	136	-	136
	Exploration	271	11	-	127	81	29	519	-	519
	Development	1,150	976	23	266	354	-	2,769	64	2,833

	Total	$1,548	$999	$23	$399	$435	$31	$3,435	$79	$3,514
(a)	Includes costs incurred whether capitalized or expensed.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Results of Operations for Oil and Gas Producing Activities

(In millions)		United States	Canada		EG	Other Africa	Europe	Other Int’l	Total
2011	Revenues and other income:
	Sales	$3,063	$1,388		$29	$216	$1,010	$-	$5,706
	Transfers	63	-		905	-	3,560	-	4,528
	Other income(a)	41	-		-	-	15	-	56

	Total revenues and other income	3,167	1,388		934	216	4,585	-	10,290
	Expenses:
	Production costs	(954)	(814	)(b)	(117)	(33)	(350)	-	(2,268)
	Exploration expenses	(378)	(10)		(1)	(10)	(81)	(164)	(644)
	Depreciation, depletion and amortization(c)	(1,471)	(196)		(104)	(11)	(685)	-	(2,467)
	Administrative expenses	(67)	(10)		(2)	(1)	(19)	(15)	(114)

	Total expenses	(2,870)	(1,030)		(224)	(55)	(1,135)	(179)	(5,493)
	Results before income taxes	297	358		710	161	3,450	(179)	4,797
	Income tax (provision) benefit	(104)	(90)		(254)	(168)	(2,203)	63	(2,756)

	Results of continuing operations	$193	$268		$456	$(7)	$1,247	$(116)	$2,041

2010	Revenues and other income:
	Sales	$2,429	$692		$11	$1,473	$697	$-	$5,302
	Transfers	93	-		701	-	2,319	-	3,113
	Other income(a)	17	-		-	812	(64)	-	765

	Total revenues and other income	2,539	692		712	2,285	2,952	-	9,180
	Expenses:
	Production costs	(815)	(596)		(108)	(70)	(297)	-	(1,886)
	Exploration expenses	(275)	(5)		(21)	(47)	(32)	(118)	(498)
	Depreciation, depletion and amortization(c)	(1,463)	(109)		(110)	(36)	(687)	-	(2,405)
	Administrative expenses	(52)	(9)		(1)	2	(20)	(10)	(90)

	Total expenses	(2,605)	(719)		(240)	(151)	(1,036)	(128)	(4,879)
	Results before income taxes	(66)	(27)		472	2,134	1,916	(128)	4,301
	Income tax (provision) benefit	26	7		(187)	(1,647)	(658)	46	(2,413)

	Results of continuing operations	$(40)	$(20)		$285	$487	$1,258	$(82)	$1,888
2009	Revenues and other income:
	Sales(d)	$1,839	$599		$23	$1,146	$699	$-	$4,306
	Transfers	24	-		587	-	1,678	-	2,289
	Other income(a)	185	-		-	-	13	-	198

	Total revenues and other income	2,048	599		610	1,146	2,390	-	6,793
	Expenses:
	Production costs	(763)	(371)		(108)	(62)	(289)	-	(1,593)
	Exploration expenses	(153)	(16)		-	(73)	(37)	(28)	(307)
	Depreciation, depletion and amortization(c)	(846)	(126)		(115)	(37)	(736)	-	(1,860)
	Administrative expenses	(53)	(9)		(1)	(3)	(13)	(22)	(101)

	Total expenses	(1,815)	(522)		(224)	(175)	(1,075)	(50)	(3,861)
	Results before income taxes	233	77		386	971	1,315	(50)	2,932
	Income tax (provision) benefit	(76)	(17)		(112)	(770)	(678)	14	(1,639)

	Results of continuing operations	$157	$60		$274	$201	$637	$(36)	$1,293
	Results of discontinued operations	$-	$-		$-	$194	$79	$-	$273
(a)	Includes net gain on disposal of assets.

(b)	2011 Canada production costs include $64 million for the OSM water abatement.

(c)	Includes long-lived asset impairments.

(d)	Excludes noncash effects of changes in the fair value of certain natural gas sales contracts in the United Kingdom which expired September 2009.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Results of Operations for Oil and Gas Producing Activities

The following reconciles results of continuing operations for oil and gas producing activities to segment income:

(In millions)	2011	2010	2009
Results of continuing operations	$2,041	$1,888	$1,293
Items not included in results of continuing oil and gas operations, net of tax:
Marketing income and technology costs	(53)	(11)	(24)
Income from equity method investments	213	167	110
Other third-party income(a)	10	(5)	9
Other	(1)	(2)	(4)
Items not allocated to segment income, net of tax:
Gain on asset disposition	(23)	(449)	(122)
Long-lived asset impairments	178	303	-
Water abatement-OSM	48	-	-
Segment income not included in results of continuing oil and gas operations:
Integrated Gas	178	142	90

Segment income	$2,591	$2,033	$1,352
(a)

Includes revenues, net of associated costs and income taxes, from activities that support our production operations, which may include processing or transportation of third-party production and the purchase and subsequent resale of natural gas utilized for reservoir management.

Standardized Measure of Discounted Future Net Cash Flows

	December 31,
(In millions)	United States	Canada	EG	Other Africa	Europe	Total
2011
Future cash inflows	$28,108	$59,365	$7,318	$30,007	$12,120	$136,918
Future production and administrative costs	(10,751)	(28,048)	(1,931)	(1,269)	(2,752)	(44,751)
Future development costs	(6,341)	(10,346)	(435)	(874)	(1,702)	(19,698)
Future income tax expenses	(2,740)	(4,490)	(1,368)	(25,821)	(5,147)	(39,566)

Future net cash flows	$8,276	$16,481	$3,584	$2,043	$2,519	$32,903
10 percent annual discount for estimated timing of cash flows	(4,539)	(11,845)	(1,330)	(733)	(528)	(18,975)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$3,737	$4,636	$2,254	$1,310	$1,991	$13,928
2010
Future cash inflows	$15,349	$41,901	$5,366	$20,815	$8,800	$92,231
Future production and administrative costs	(6,878)	(21,675)	(1,469)	(996)	(2,275)	(33,293)
Future development costs	(2,084)	(9,688)	(441)	(907)	(1,535)	(14,655)
Future income tax expenses	(1,726)	(1,821)	(1,208)	(17,201)	(2,956)	(24,912)

Future net cash flows	$4,661	$8,717	$2,248	$1,711	$2,034	$19,371
10 percent annual discount for estimated timing of cash flows	(2,008)	(6,168)	(795)	(825)	(295)	(10,091)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$2,653	$2,549	$1,453	$886	$1,739	$9,280
2009
Future cash inflows	$12,094	$32,207	$4,620	$14,974	$6,901	$70,796
Future production and administrative costs	(6,796)	(21,044)	(1,514)	(876)	(2,373)	(32,603)
Future development costs	(1,362)	(6,715)	(462)	(677)	(1,752)	(10,968)
Future income tax expenses	(923)	(60)	(935)	(12,419)	(1,253)	(15,590)

Future net cash flows	$3,013	$4,388	$1,709	$1,002	$1,523	$11,635
10 percent annual discount for estimated timing of cash flows	(1,041)	(3,658)	(625)	(571)	(85)	(5,980)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$1,972	$730	$1,084	$431	$1,438	$5,655

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Changes in the Standardized Measure of Discounted Future Net Cash Flows

(In millions)	2011	2010	2009
Sales and transfers of oil and gas produced, net of production and administrative costs	$(7,922)	$(6,330)	$(4,876)
Net changes in prices and production and administrative costs related to future production	12,313	9,843	4,840
Extensions, discoveries and improved recovery, less related costs	1,454	1,268	1,399
Development costs incurred during the period	1,899	2,546	2,786
Changes in estimated future development costs	(1,349)	(2,153)	(3,773)
Revisions of previous quantity estimates	2,526	1,117	5,110
Net changes in purchases and sales of minerals in place	233	(20)	(159)
Accretion of discount	2,040	1,335	787
Net change in income taxes	(6,676)	(4,231)	(4,345)
Timing and other	130	250	(149)

Net change for the year	4,648	3,625	1,620
Beginning of the year	9,280	5,655	4,035

End of year	$13,928	$9,280	$5,655

MARATHON OIL CORPORATION

Supplemental Statistics (Unaudited)

(In millions)	2011	2010	2009
Segment Income (Loss)
Exploration and Production
United States	$366	$251	$52
International	1,791	1,690	1,166

E&P segment	2,157	1,941	1,218
Oil Sands Mining	256	(50)	44
Integrated Gas	178	142	90

Segment income	2,591	2,033	1,352
Items not allocated to segments, net of income taxes	(884)	(151)	(636)

Income from continuing operations	1,707	1,882	716
Discontinued operations(a)	1,239	686	747

Net income	$2,946	$2,568	$1,463

Capital Expenditures(b)
Exploration and Production
United States	$2,145	$1,528	$1,420
International	893	946	742

E&P segment	3,038	2,474	2,162
Oil Sands Mining	308	874	1,115
Integrated Gas	2	2	2
Corporate	51	46	42

Total	$3,399	$3,396	$3,321
Exploration Expenses
United States	$379	$275	$153
International	265	223	154

Total	$644	$498	$307
(a)

The spin-off of our downstream business was completed on June 30, 2011 and all periods have been recast to reflect the downstream business as discontinued operations. In addition, our businesses in Ireland and Gabon were sold in 2009 and are reflected as discontinued operations in 2009.

(b)	Capital expenditures include changes in accruals.

MARATHON OIL CORPORATION

Supplemental Statistics (Unaudited)

	2011	2010	2009
E&P Operating Statistics
Net Liquid Hydrocarbon Sales (mbbld)
United States	75	70	64
Europe	101	92	92
Africa	43	83	87

Total International	144	175	179

Worldwide continuing operations	219	245	243
Discontinued operations	-	-	5

Worldwide	219	245	248
Natural gas liquids included in above	17	16	19
Natural Gas Sales (mmcfd)(c)
United States	326	364	373
Europe	97	105	138
Africa	443	409	430

Total International	540	514	568

Worldwide continuing operations	866	878	941
Discontinued operations	-	-	17

Worldwide	866	878	958
Total Worldwide Sales (mboed)
Continuing operations	363	391	400
Discontinued operations	-	-	7

Worldwide	363	391	407
Average Realizations(d)
Liquid Hydrocarbons (per bbl)
United States	$92.55	$72.30	$54.67
Europe	115.55	81.95	64.46
Africa	73.21	71.71	53.91
Total International	102.96	77.11	59.31
Worldwide continuing operations	99.37	75.73	58.09
Discontinued operations	-	-	56.47
Worldwide	$99.37	$75.73	$58.06
Natural Gas (per mcf)
United States	$4.95	$4.71	$4.14
Europe	9.84	7.10	4.90
Africa(e)	0.24	0.25	0.25
Total International	1.97	1.65	1.38
Worldwide continuing operations	3.09	2.91	2.47
Discontinued operations	-	-	8.54
Worldwide	$3.09	$2.91	$2.58
(c)	Includes natural gas acquired for injection and subsequent resale of 16 mmcfd, 18 mmcfd and 22 mmcfd for the years 2011, 2010 and 2009.

(d)	Excludes gains and losses on derivative instruments.

(e)

Primarily represents fixed prices under long-term contracts with Alba Plant LLC, AMPCO and EGHoldings, equity method investees. We include our share of Alba Plant LLC’s income in our E&P segment and we include our share of AMPCO’s and EGHoldings’ income in our Integrated Gas segment.

MARATHON OIL CORPORATION

Supplemental Statistics (Unaudited)

(In millions, except as noted)	2011	2010	2009
OSM Operating Statistics
Net Synthetic Crude Oil Sales (mbbld)(f)	43	29	32
Synthetic Crude Average Oil Realizations (per bbl)(d)	$91.65	$71.06	$56.44
IG Operating Statistics
Net Sales (mtd)
LNG(g)	7,086	6,859	6,642
Methanol	1,282	1,049	1,192
Proved Reserves
Net Proved Reserves at year-end (developed and undeveloped)
Liquid Hydrocarbons (mmbbl)
United States	279	173	170
International	454	457	452

Worldwide	733	630	622
Natural Gas (bcf)
United States	872	745	820
International	1,794	1,872	1,904

Worldwide	2,666	2,617	2,724
Synthetic Crude Oil (mmbbl)
Canada	623	572	603
Total Proved Reserves (mmboe)	1,800	1,638	1,679
(f)	Includes blendstocks.

(g)

Includes both consolidated sales volumes and our share of the sales volumes of equity method investees. LNG sales from Alaska, conducted through a consolidated subsidiary, ceased when these operations were sold in the third quarter of 2011. LNG and methanol sales from Equatorial Guinea are conducted through equity method investees.

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

Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data — Management’s Report on Internal Control over Financial Reporting and – Report of Independent Registered Public Accounting Firm. During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors required by this item is incorporated by reference to the material appearing under the heading “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Our Board of Directors has established the Audit and Finance Committee and determined our “Audit Committee Financial Expert.” The related information required by this item is incorporated by reference to the material appearing under the sub-heading “Audit and Finance Committee” located under the heading “The Board of Directors and Governance Matters” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Senior Financial Officers. It is available on our website at http://marathonoil.com/Code_Ethics_Sr_Finan_Off

Executive Officers of the Registrant

See Item 1. Business – Executive Officers of the Registrant for the names, ages and titles of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Based solely on our review of the reporting forms and written representations provided to us from the individuals required to file reports, we believe that each of our directors and executive officers has complied with the applicable reporting requirements for transactions in Marathon Oil securities during the fiscal year ended December  31, 2011.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation Tables and Other Information;” under the sub-headings “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” under the heading “The Board of Directors and Governance Matters;” and under the heading “Compensation Committee Report” in our Proxy Statement for the 2012 Annual Meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the 2012 Annual Meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to shares of Marathon Oil common stock that may be issued under our existing equity compensation plans:

•	2007 Incentive Compensation Plan (the “2007 Plan”)
•	2003 Incentive Compensation Plan (the “2003 Plan”) – No additional awards will be granted under this plan.
•	1990 Stock Plan – No additional awards will be granted under this plan.
•	Deferred Compensation Plan for Non-Employee Directors – No additional awards will be granted under this plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights(c)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	20,776,749	(a)	$24.41	11,994,866	(d)
Equity compensation plans not approved by stockholders	20,984	(b)	N/A	—

Total	20,797,733		N/A	11,994,866
(a)	Includes the following:

•	16,802,543 stock options outstanding under the 2007 Plan;

•

2,835,382 stock options outstanding under the 2003 Plan and the net number of stock-settled SARs that could be issued from this Plan. The number of stock-settled SARs is based on the closing price of Marathon Oil common stock on December 31, 2011 of $29.27 per share;

•	54,578 stock options and SARs outstanding under the 1990 Stock Plan;

•

238,083 common stock units that have been credited to non-employee directors pursuant to the non-employee director deferred compensation program and the annual director stock award program established under the 2007 Plan and the 2003 Plan; common stock units credited under the 2007 Plan and the 2003 Plan were 186,822 and 51,261;

•	846,163 restricted stock units granted to non-officers under the 2007 Plan and outstanding as of December 31, 2011.

In addition to the awards reported above 2,863,487 shares of restricted stock were issued and outstanding as of December 31, 2011, but subject to forfeiture restrictions under the 2007 Plan.

(b)

Reflects awards of common stock units made to non-employee directors under the Deferred Compensation Plan for Non-Employee Directors prior to April 30, 2003. When a non-employee director leaves the Board, he or she will be issued actual shares of Marathon Oil common stock in place of the common stock units.

(c)	Weighted-average exercise prices do not take the restricted stock units or common stock units into account as these awards have no exercise price.

(d)

Reflects the shares available for issuance under the 2007 Plan. No more than 7,765,713 of these shares may be issued for awards other than stock options or stock appreciation rights. In addition, shares related to grants that are forfeited, terminated, cancelled or expire unexercised shall again immediately become available for issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Person Transactions,” and under the sub-heading “Board and Committee Independence” under the heading “The Board of Directors and Governance Matters” in our Proxy Statement for the 2012 Annual Meeting of stockholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the material appearing under the heading “Information Regarding the Independent Registered Public Accounting Firm’s Fees, Services and Independence” in our Proxy Statement for the 2012 Annual Meeting of stockholders.

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

3. Exhibits:

Any reference made to USX Corporation in the exhibit listing that follows is a reference to the former name of Marathon Oil Corporation, a Delaware corporation and the registrant, and is made because the exhibit being listed and incorporated by reference was originally filed before July 2001, the date of the change in the registrant’s name. References to Marathon Ashland Petroleum LLC or MAP are references to the entity now known as Marathon Petroleum Corporation.

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1++	Separation and Distribution dated May 25, 2011 among Marathon Oil Corporation, Marathon Oil Company and Marathon Petroleum Corporation	8-K	2.1	5/26/2011

2.2++	Purchase and Sale Agreement between Hilcorp Resources Holding, LP and Marathon Oil Company dated May 31, 2011	10-Q/A	2.2	10/18/2011
3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	4/25/2007

3.2	By-Laws of Marathon Oil Corporation	10-Q/A	3.1	5/13/2011

3.3	Specimen of Common Stock Certificate	8-K	3.3	5/14/2007
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Five Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, ABN Ambro Bank N.V., Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-K	4.1	2/26/2010

4.2	Amendment No. 1 dated as of May 4, 2006 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-Q	4.1	5/8/2006

4.3	Amendment No. 2 dated as of May 7, 2007 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-Q	4.1	8/7/2007

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

4.4	Amendment No. 3 dated as of October 4, 2007 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-Q	4.1	11/7/2007

4.5	Amendment No. 4 dated as of April 3, 2008 to Five-Year Credit Agreement dated as of May 20, 2004 among Marathon Oil Corporation, the Co-Agents and other Lenders party thereto, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Morgan Stanley Bank, as Documentation Agent	10-Q	4.2	5/9/2008

4.6	Indenture dated February 26, 2002 between Marathon and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon	S-3	4.4	7/26/2007	333-144874

Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon. Marathon hereby agrees to furnish a copy of any such instrument to the Commission upon its request

10	Material Contracts

10.1	Tax Sharing Agreement dated as of May 25, 2011 among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	8-K	10.1	5/26/2011

10.2	Transition Services Agreement dated as of May 25, 2011 among Marathon Oil Corporation and Marathon Petroleum Corporation	8-K	10.3	5/26/2011

10.3	Employee Matters Agreement dated as of May 25, 2011 among Marathon Oil Corporation and Marathon Petroleum Corporation	8-K	10.2	5/26/2011

10.4	Amendment to Employee Matters Agreement dated as of June 30, 2011 among Marathon Oil Corporation and Marathon Petroleum Corporation	10-Q	10.3	8/8/2011

10.5	Marathon Oil Corporation 2007 Incentive Compensation Plan					X

10.6	Form of Non-Qualified Stock Option Award Agreement for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective May 30, 2007					X

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

10.7	Form of Non-Qualified Stock Option Award Agreement for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective February 24, 2010	10-K	10.5	2/28/2011

10.8	Form of Officer Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective May 30, 2007					X

10.9	Form of Officer Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective February 24, 2010	10-K	10.7	2/28/2011

10.10	Form of Performance Unit Award Agreement (18 month Performance Cycle) for Section 16 Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective July 27, 2011					X

10.11	Form of Performance Unit Award Agreement (18 month Performance Cycle) for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective July 27, 2011					X

10.12	Form of Performance Unit Award Agreement (30 month Performance Cycle) for Section 16 Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective July 27, 2011					X

10.13	Form of Performance Unit Award Agreement (30 month Performance Cycle) for Officers granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan, effective July 27, 2011					X

10.14	Marathon Oil Corporation Policy for Repayment of Annual Cash Bonus Amounts	10-K	10.10	2/28/2011

10.15	Marathon Oil Corporation 2003 Incentive Compensation Plan, Effective January 1, 2003	10-K	10.9	2/26/2010

10.16	Marathon Oil Corporation 1990 Stock Plan (as Amended and Restated) Effective January 1, 2002	10-Q	10.1	11/7/2008

10.17	First Amendment to Marathon Oil Corporation 1990 Stock Plan (as Amended and Restated) Effective January 1, 2002	10-Q	10.2	11/7/2008

10.18	Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors	10-K	10.14	2/27/2009

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

10.19	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.14	2/26/2010

10.20	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.15	2/26/2010

10.21	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.16	2/26/2010

10.22	Form of Stock Appreciation Right Award Agreement for Chief Executive Officer granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.18	2/26/2010

10.23	Form of Stock Appreciation Right Award Agreement for Executive Committee members granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.19	2/26/2010

10.24	Form of Stock Appreciation Right Award Agreement for Officers granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan, effective January 1, 2003	10-K	10.2	2/26/2010

10.25	Form of Non-Qualified Stock Option Award Agreement granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan	10-K	10.21	2/26/2010

10.26	Form of Officer Restricted Stock Award Agreement granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan	10-K	10.22	2/26/2010

10.27	Form of Performance Unit Award Agreement (2005-2007 Performance Cycle) granted under Marathon Oil Corporation’s 2003 Incentive Compensation Plan	10-K	10.23	2/26/2010

10.28	Form of Non-Qualified Stock Option Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan	10-K	10.24	2/26/2010

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

10.29	Form of Performance Unit Award Agreement (2010-2012 Performance Cycle) granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan	10-K	10.25	2/26/2010

10.30	Form of Non-Qualified Stock Option Award Agreement granted under Marathon Oil Corporation’s 2007 Incentive Compensation Plan	10-K	10.26	2/26/2010

10.31	Marathon Oil Company Excess Benefit Plan Amended and Restated					X

10.32	Marathon Oil Company Deferred Compensation Plan Amended and Restated Effective June 30, 2011					X

10.33	Executive Tax, Estate, and Financial Planning Program	10-K	10.32	2/27/2009

10.34	Executive Change in Control Severance Benefits Plan	10-K	10.35	2/27/2009

12.1	Computation of Ratio of Earnings to Fixed Charges					X

14.1	Code of Ethics for Senior Financial Officers	10-K	14.1	2/26/2010

21.1	List of Significant Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of GLJ Petroleum Consultants LTD., independent petroleum engineers and geologists					X

23.3	Consent of Ryder Scott Company, L.P., independent petroleum engineers and geologists					X

23.4	Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists					X

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

99.1	Report of GLJ Petroleum Consultants LTD., independent petroleum engineers and geologists for 2011					X

99.2	Report of GLJ Petroleum Consultants LTD., independent petroleum engineers and geologists for 2010	10-K	99.1	2/28/2011

Exhibit Number		Incorporated by Reference				Filed Herewith	Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.

99.3	Report of GLJ Petroleum Consultants LTD., independent petroleum engineers and geologists for 2009	10-K	99.1	2/26/2010

99.4	Summary report of audits performed by Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists for 2011					X

99.5	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2011					X

99.6	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2009	10-K/A	99.3	9/17/2010

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
++	Marathon Oil agrees to furnish supplementally a copy of any omitted schedule to the United States Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2012	MARATHON OIL CORPORATION

By: /s/ MICHAEL K. STEWART

Michael K. Stewart
Vice President, Finance and Accounting, Controller
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 29, 2012 on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ CLARENCE P. CAZALOT, JR. Clarence P. Cazalot, Jr.	Chairman, President and Chief Executive Officer

/S/ JANET F. CLARK Janet F. Clark	Executive Vice President and Chief Financial Officer

/S/ MICHAEL K. STEWART Michael K. Stewart	Vice President, Finance and Accounting, Controller and Treasurer

/S/ GREGORY H. BOYCE Gregory H. Boyce	Director

/S/ PIERRE BRONDEAU Pierre Brondeau	Director

/S/ LINDA Z. COOK Linda Z. Cook	Director

/S/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director

/S/ PHILIP LADER Philip Lader	Director

/S/ MICHAEL E. J. PHELPS Michael E. J. Phelps	Director

/S/ DENNIS H. REILLEY Dennis H. Reilley	Director