Form 10-Q
period 2013-03-31
MARATHON OIL CORP
filed 2013-05-10
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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
Yes ☐ No ☑

There were 708,817,008 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2013.

MARATHON OIL CORPORATION

Form 10-Q

Quarter Ended March 31, 2013

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

Part I - Financial Information
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2013	2012
Revenues and other income:
Sales and other operating revenues, including related party	$3,440	$2,954
Marketing revenues	430	839
Income from equity method investments	118	78
Net gain on disposal of assets	109	166
Other income	9	3
Total revenues and other income	4,106	4,040
Costs and expenses:
Production	578	514
Marketing, including purchases from related parties	429	842
Other operating	111	92
Exploration	465	135
Depreciation, depletion and amortization	747	574
Impairments	38	262
Taxes other than income	84	68
General and administrative	174	159
Total costs and expenses	2,626	2,646
Income from operations	1,480	1,394
Net interest and other	(72)	(50)
Income before income taxes	1,408	1,344
Provision for income taxes	1,025	927
Net income	$383	$417
Per Share Data
Net Income:
Basic	$0.54	$0.59
Diluted	$0.54	$0.59
Dividends paid	$0.17	$0.17
Weighted average shares:
Basic	708	706
Diluted	712	710
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net income	$383	$417
Other comprehensive income (loss)
Postretirement and postemployment plans
Change in actuarial loss and other	13	13
Income tax provision on postretirement and
postemployment plans	(5)	(5)
Postretirement and postemployment plans, net of tax	8	8
Foreign currency translation and other
Unrealized gain (loss)	(1)	1
Income tax provision on foreign currency translation and other	—	—
Foreign currency translation and other, net of tax	(1)	1
Other comprehensive income	7	9
Comprehensive income	$390	$426
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$768	$684
Receivables	2,466	2,418
Inventories	368	361
Other current assets	175	299
Total current assets	3,777	3,762
Equity method investments	1,304	1,279
Property, plant and equipment, less accumulated depreciation,
depletion and amortization of $20,195 and $19,266	28,382	28,272
Goodwill	528	525
Other noncurrent assets	1,118	1,468
Total assets	$35,109	$35,306
Liabilities
Current liabilities:
Commercial paper	$—	$200
Accounts payable	2,284	2,324
Payroll and benefits payable	182	217
Accrued taxes	1,892	1,983
Other current liabilities	203	173
Long-term debt due within one year	68	184
Total current liabilities	4,629	5,081
Long-term debt	6,476	6,512
Deferred tax liabilities	2,401	2,432
Defined benefit postretirement plan obligations	850	856
Asset retirement obligations	1,795	1,749
Deferred credits and other liabilities	370	393
Total liabilities	16,521	17,023
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value,
26 million shares authorized)	—	—
Common stock:
Issued – 770 million and 770 million shares (par value $1 per share,
1.1 billion shares authorized)	770	770
Securities exchangeable into common stock – no shares issued or
outstanding (no par value, 29 million shares authorized)	—	—
Held in treasury, at cost – 62 million and 63 million shares	(2,527)	(2,560)
Additional paid-in capital	6,618	6,616
Retained earnings	14,153	13,890
Accumulated other comprehensive loss	(426)	(433)
Total equity	18,588	18,283
Total liabilities and stockholders' equity	$35,109	$35,306
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$383	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	44	(22)
Depreciation, depletion and amortization	747	574
Impairments	38	262
Pension and other postretirement benefits, net	7	(29)
Exploratory dry well costs and unproved property impairments	404	58
Net gain on disposal of assets	(109)	(166)
Equity method investments, net	(48)	(21)
Changes in:
Current receivables	(4)	(296)
Inventories	(15)	7
Current accounts payable and accrued liabilities	(54)	213
All other operating, net	135	(24)
Net cash provided by operating activities	1,528	973
Investing activities:
Additions to property, plant and equipment	(1,375)	(1,017)
Disposal of assets	312	208
Investments - return of capital	18	15
All other investing, net	8	(12)
Net cash used in investing activities	(1,037)	(806)
Financing activities:
Commercial paper, net	(200)	—
Debt repayments	(114)	(53)
Dividends paid	(120)	(121)
All other financing, net	21	17
Net cash used in financing activities	(413)	(157)
Effect of exchange rate changes on cash	6	10
Net increase in cash and cash equivalents	84	20
Cash and cash equivalents at beginning of period	684	493
Cash and cash equivalents at end of period	$768	$513
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation
These consolidated financial statements are unaudited; however, in the opinion of management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission ("SEC") and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.
Beginning in the first quarter of 2013, we changed the presentation of our consolidated statements of income, primarily to present additional details of revenues and expenses and to classify certain expenses more consistently with our peer group of independent exploration and production companies. To effect these changes, reclassifications of previously reported amounts were made and are reflected in these consolidated financial statements. As a result of the reclassifications, general and administrative expenses for the first quarter of 2012 increased by $39 million which primarily includes certain costs associated with operations support and operations management. Offsetting reductions are reflected in production, other operating and exploration expenses and taxes other than income.
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Marathon Oil Corporation 2012 Annual Report on Form 10-K.  The results of operations for the first quarter of 2013 are not necessarily indicative of the results to be expected for the full year.
2.   Accounting Standards
Not Yet Adopted
In February 2013, an accounting standards update was issued to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations such as asset retirement and environmental obligations, contingencies, guarantees, income taxes and retirement benefits, which are separately addressed within United States generally accepted accounting principles ("U.S. GAAP"). An entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of 1) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and 2) any amount the entity expects to pay on behalf of its co-obligors. Disclosure of the nature of the obligation, including how the liability arose, the relationship with other co-obligors and the terms and conditions of the arrangement is required. In addition, the total outstanding amount under the arrangement, not reduced by the effect of any amounts that may be recoverable from other entities, plus the carrying amount of any liability or receivable recognized must be disclosed. This accounting standards update is effective for us beginning in the first quarter of 2014 and should be applied retrospectively for those in-scope obligations resulting from joint and several liability arrangements that exist at the beginning of 2014. Early adoption is permitted. We are currently evaluating the potential impact of this accounting standards update on our consolidated results of operations, financial position and cash flows.
Recently Adopted
In February 2013, an accounting standards update was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. This standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standards update was effective for us beginning the first quarter of 2013 and we present the required disclosures in Note14. Adoption of this standard did not have a significant impact on our consolidated results of operations, financial position or cash flows.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

In December 2011, an accounting standards update designed to enhance disclosures about offsetting assets and liabilities was issued. Further clarification limiting the scope of these disclosures to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions was issued in January 2013. The disclosures are intended to enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. Entities are required to disclose both gross information and net information about in-scope financial instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. The accounting standards update was effective for us beginning the first quarter of 2013 and we include the required disclosures in Note 12. Adoption of this standard did not have a significant impact on our consolidated results of operations, financial position or cash flows.
3.   Variable Interest Entity
The owners of the Athabasca Oil Sands Project (“AOSP”), in which we hold a 20 percent undivided interest, contracted with a wholly-owned subsidiary of a publicly traded Canadian limited partnership (“Corridor Pipeline”) to provide materials transportation capabilities among the Muskeg River and Jackpine mines, the Scotford upgrader and markets in Edmonton.  The contract, originally signed in 1999 by a company we acquired, allows each holder of an undivided interest in the AOSP to ship materials in accordance with its undivided interest.  Costs under this contract are accrued and recorded on a monthly basis, with current liabilities of $2 million and $3 million recorded at March 31, 2013 and December 31, 2012.  Under this agreement, the AOSP absorbs all of the operating and capital costs of the pipeline.  Currently, no third-party shippers use the pipeline.  Should shipments be suspended, by choice or due to force majeure, we remain responsible for the portion of the payments related to our undivided interest for all remaining periods.  The contract expires in 2029; however, the shippers can extend its term perpetually.  This contract qualifies as a variable interest contractual arrangement and the Corridor Pipeline qualifies as a variable interest entity (“VIE”).  We hold a variable interest but are not the primary beneficiary because our shipments are only 20 percent of the total; therefore the Corridor Pipeline is not consolidated by us.  Our maximum exposure to loss as a result of our involvement with this VIE is the amount we expect to pay over the contract term, which was $711 million as of March 31, 2013.  The liability on our books related to this contract at any given time will reflect amounts due for the immediately previous month’s activity, which is substantially less than the maximum exposure over the contract term.  We have not provided financial assistance to Corridor Pipeline and we do not have any guarantees of such assistance in the future.
4.    Income per Common Share
Basic income per share is based on the weighted average number of common shares outstanding.  Diluted income per share assumes exercise of stock options and stock appreciation rights, provided the effect is not antidilutive.

	Three Months Ended March 31,
	2013		2012
(In millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$383	$383	$417	$417

Weighted average common shares outstanding	708	708	706	706
Effect of dilutive securities	—	4	—	4
Weighted average common shares, including
dilutive effect	708	712	706	710
Per share:
Net income	$0.54	$0.54	$0.59	$0.59

The per share calculations above exclude 6 million and 7 million stock options and stock appreciation rights for the first quarters of 2013 and 2012 that were antidilutive.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

5.   Dispositions
2013 - North America Exploration and Production ("E&P") Segment
In April 2013, we reached an agreement to sell our interests in the DJ Basin. The transaction is expected to close in mid-2013 and a second quarter loss of approximately $115 million, before closing adjustments, is anticipated on this disposition.
In February 2013, we entered an agreement to convey our interest in the Marcellus natural gas shale play to the operator. A $43 million pretax loss on this transaction was recorded in the first quarter of 2013.
In February 2013, we closed the sale of our interest in the Neptune gas plant, located onshore Louisiana, for proceeds of $166 million. A $98 million pretax gain, before closing adjustments, was recorded in the first quarter of 2013.
In January 2013, we closed the sale of our remaining assets in Alaska, for proceeds of $195 million, subject to a six-month escrow of $50 million for various indemnities. A $46 million pretax gain, before closing adjustments, was recorded in the first quarter of 2013.
2012 - North America E&P Segment
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

6.    Segment Information
  Beginning in 2013, we changed our reportable segments and revised our management reporting to better reflect the growing importance of United States unconventional resource plays to our business. All periods presented have been recast to reflect these new segments.
We have three reportable operating segments.  Each of these segments is organized and managed based upon both geographic location and the nature of the products and services it offers.

•	North America E&P ("N.A. E&P") – explores for, produces and markets liquid hydrocarbons and natural gas in North America;

•
International E&P ("Int'l E&P") – explores for, produces and markets liquid hydrocarbons and natural gas outside of North America and produces and markets products manufactured from natural gas, such as liquefied natural gas ("LNG")and methanol, in Equatorial Guinea;

•	Oil Sands Mining (“OSM”) – mines, extracts and transports bitumen from oil sands deposits in Alberta, Canada, and upgrades the bitumen to produce and market synthetic crude oil and vacuum gas oil.
Information regarding assets by segment is not presented because it is not reviewed by the chief operating decision maker (“CODM”).  Segment income represents income from continuing operations excluding certain items not allocated to segments as discussed below, net of income taxes, attributable to the operating segments. Our corporate and operations support general and administrative costs are not allocated to the operating segments. These costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities, net of associated income tax effects.  Unrealized gains or losses on crude oil derivative instruments, impairments, gains or losses on disposal of assets or other items that affect comparability (as determined by the CODM) also are not allocated to operating segments.
Differences between segment totals and our consolidated totals for income taxes and depreciation, depletion and amortization represent amounts related to corporate administrative activities and other unallocated items which are included in “Items not allocated to segments, net of income taxes” in the reconciliation below. Total capital expenditures include accruals but not corporate activities.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2013
(In millions)	N.A. E&P	Int'l E&P	OSM	Total
Revenues:
Sales and other operating revenues	$1,215	$1,887	$388	$3,490
Marketing revenues	345	85	—	430
Segment revenues	$1,560	$1,972	$388	3,920
Unrealized loss on crude oil derivative instruments				(50)
Total revenues				$3,870
Segment income (loss)	$(59)	$453	$38	$432
Income from equity method investments	—	118	—	118
Depreciation, depletion and amortization	478	207	52	737
Income tax provision (benefit)	(30)	1,142	13	1,125
Capital expenditures	970	225	45	1,240

	Three Months Ended March 31, 2012
(In millions)	N.A. E&P	Int'l E&P	OSM	Total
Revenues:
Sales and other operating revenues	$912	$1,663	$379	$2,954
Marketing revenues	775	64	—	839
Total revenues	$1,687	$1,727	$379	$3,793
Segment income	$104	$407	$38	$549
Income from equity method investments	1	77	—	78
Depreciation, depletion and amortization	314	200	49	563
Income tax provision	61	971	13	1,045
Capital expenditures	829	138	52	1,019

The following reconciles total revenues to sales and other operating revenues as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2013	2012
Total revenues	$3,870	$3,793
Less: Marketing revenues	430	839
Sales and other operating revenues, including related party	$3,440	$2,954

The following reconciles segment income to net income as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2013	2012
Segment income	$432	$549
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	(71)	(71)
Unrealized loss on crude oil derivative instruments	(32)	—
Impairments	(10)	(167)
Net gain on dispositions	64	106
Net income	$383	$417

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

7.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost	$14	$12	$1	$1
Interest cost	15	16	3	4
Expected return on plan assets	(17)	(16)	—	—
Amortization:
– prior service cost (credit)	2	2	(2)	(2)
– actuarial loss	13	12	—	—
Net periodic benefit cost	$27	$26	$2	$3
During the first three months of 2013, we made contributions of $9 million to our funded pension plans.  We expect to make additional contributions up to an estimated $55 million to our funded pension plans over the remainder of 2013.  Current benefit payments related to unfunded pension and other postretirement benefit plans were $9 million and $4 million during the first three months of 2013.

8.   Income Taxes
The effective income tax rate is influenced by a variety of factors including the geographic sources of income and the relative magnitude of these sources of income. The provision for income taxes is allocated on a discrete, stand-alone basis to pretax segment income and to individual items not allocated to segments. The difference between the total provision and the sum of the amounts allocated to segments and to items not allocated to segments is presented in Corporate and other unallocated items in Note 6.
Our effective income tax rates in the first three months of 2013 and 2012 were 73 percent and 69 percent.   These rates are higher than the U.S. statutory rate of 35 percent due to earnings from foreign jurisdictions, primarily Norway and Libya, where the tax rates are in excess of the U.S. statutory rate.  In Libya, where the statutory tax rate is in excess of 90 percent, there remains uncertainty around sustained production and sales levels.  Reliable estimates of 2013 and 2012 annual ordinary income from our Libyan operations could not be made and the range of possible scenarios when including ordinary income from our Libyan operations in the worldwide annual effective tax rate calculation demonstrates significant variability.  As such, for the first three months of 2013 and 2012, an estimated annual effective tax rate was calculated excluding Libya and applied to consolidated ordinary income excluding Libya and the tax provision applicable to Libyan ordinary income was recorded as a discrete item in the period.  Excluding Libya, the effective tax rate would be 65 percent and 64 percent for the first three months of 2013 and 2012.

9.   Inventories
 Inventories are carried at the lower of cost or market value.

	March 31,	December 31,
(In millions)	2013	2012
Liquid hydrocarbons, natural gas and bitumen	$54	$73
Supplies and other items	314	288
Inventories, at cost	$368	$361

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

10.  Property, Plant and Equipment

	March 31,	December 31,
(In millions)	2013	2012
North America E&P	$24,500	$23,748
International E&P	13,429	13,214
Oil Sands Mining	10,171	10,127
Corporate	477	449
Total property, plant and equipment	48,577	47,538
Less accumulated depreciation, depletion and amortization	(20,195)	(19,266)
Net property, plant and equipment	$28,382	$28,272
In the first quarter of 2011, production operations in Libya were suspended. In the fourth quarter of 2011, limited production resumed.  Since that time, average sales volumes have increased to near pre-conflict levels.  We and our partners in the Waha concessions continue to assess the condition of our assets in Libya and uncertainty around sustained production and sales levels remains. As of March 31, 2013, our net property, plant and equipment investment in Libya was approximately $748 million.
Exploratory well costs capitalized greater than one year after completion of drilling were $220 million as of March 31, 2013.  The net decrease in such costs from December 31, 2012 primarily related to the conveyance of our interest in the Marcellus natural gas shale play to the operator in February 2013.
11.  Fair Value Measurements
 Fair Values - Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by fair value hierarchy level.

	March 31, 2013
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Derivative instruments, assets
Commodity	$—	$8	$—	$1	$9
Interest rate	—	18	—	—	18
Derivative instruments, assets	$—	$26	$—	$1	$27
Derivative instruments, liabilities
Commodity	$—	$6	$—	$—	$6
Foreign currency	—	20	—	—	20
Derivative instruments, liabilities	$—	$26	$—	$—	$26

	December 31, 2012
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Derivative instruments, assets
Commodity	$—	$52	$—	$1	$53
Interest rate	—	21	—	—	21
Foreign currency	—	18	—	—	18
Derivative instruments, assets	$—	$91	$—	$1	$92

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended March 31,
	2013		2012
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$38	$75	$262

All long-lived assets held for use that were impaired in the first quarters of 2013 and 2012 were held by our North America E&P segment. The fair values of each discussed below were measured using an income approach based upon internal estimates of future production levels, prices and discount rate, all of which are Level 3 inputs.  Inputs to the fair value measurement included reserve and production estimates made by our reservoir engineers, estimated commodity prices adjusted for quality and location differentials, and forecasted operating expenses for the remaining estimated life of the reservoir.
In the first quarter of 2013, as a result of our decision to wind down operations in the Powder River Basin due to poor economics, an impairment of $15 million was recorded.
In early 2012, production rates from the Ozona development in the Gulf of Mexico declined significantly. Accordingly, our reserve engineers prepared evaluations of our future production as well as our reserves and an impairment of $261 million was recorded in the first quarter of 2012.  As the development produced towards abandonment pressures, further downward revisions of reserves were taken, resulting in an additional impairment recorded in the fourth quarter of 2012. Ozona production ceased in the first quarter of 2013 and an additional $21 million impairment was recorded.
Other impairments of long-lived assets held for use by our North America E&P segment in the first quarters of 2013 and 2012 were a result of reduced drilling expectations, reductions of estimated reserves or declining natural gas prices.
Fair Values – Financial Instruments
Our current assets and liabilities include financial instruments, the most significant of which are receivables, commercial paper and payables. We believe the carrying values of our receivables, commercial paper and payables approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our investment-grade credit rating, and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes financial instruments, excluding receivables, commercial paper, payables and derivative financial instruments, and their reported fair value by individual balance sheet line item at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
(In millions)	Value	Amount	Value	Amount
Financial assets
Other noncurrent assets	$174	$169	$189	$186
Total financial assets	174	169	189	186
Financial liabilities
Other current liabilities	13	13	13	13
Long-term debt, including current portion(a)	7,347	6,494	7,610	6,642
Deferred credits and other liabilities	146	141	94	94
Total financial liabilities	$7,506	$6,648	$7,717	$6,749
(a)      Excludes capital leases.
Fair values of our financial assets included in other noncurrent assets, and of our financial liabilities included in other current liabilities and deferred credits and other liabilities are measured using an income approach and most inputs are internally generated, which results in a Level 3 classification. Estimated future cash flows are discounted using a rate deemed appropriate to obtain the fair value.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

12. Derivatives
For information regarding the fair value measurement of derivative instruments, see Note 11. All of our interest rate and commodity derivatives are subject to enforceable master netting arrangements or similar agreements under which we may report net amounts. Netting is assessed by counterparty, and as of March 31, 2013 and December 31, 2012, there were no offsetting amounts. Positions by contract were all either assets or liabilities. The following tables present the gross fair values of derivative instruments, excluding cash collateral, and the reported net amounts along with where they appear on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	March 31, 2013
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Fair Value Hedges
Interest rate	$18	$—	$18	Other noncurrent assets
Total Designated Hedges	18	—	18

Not Designated as Hedges
Commodity	8	—	8	Other current assets
Total Not Designated as Hedges	8	—	8
Total	$26	$—	$26

	March 31, 2013
(In millions)	Asset	Liability	Net Liability	Balance Sheet Location
Fair Value Hedges
Foreign currency	$—	$20	$20	Other current liabilities
Total Designated Hedges	—	20	20

Not Designated as Hedges
Commodity	—	6	6	Other current liabilities
Total Not Designated as Hedges	—	6	6
Total	$—	$26	$26

	December 31, 2012
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Fair Value Hedges
Foreign currency	$18	$—	$18	Other current assets
Interest rate	21	—	21	Other noncurrent assets
Total Designated Hedges	39	—	39

Not Designated as Hedges
Commodity	52	—	52	Other current assets
Total Not Designated as Hedges	52	—	52
Total	$91	$—	$91
Derivatives Designated as Fair Value Hedges
As of March 31, 2013 and December 31, 2012, we had multiple interest rate swap agreements with a total notional amount of $600 million with a maturity date of October 1, 2017 at a weighted average, London Interbank Offer Rate (“LIBOR”)-based, floating rate of 4.69 percent and 4.70 percent.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2013 and December 31, 2012, our foreign currency forwards had an aggregate notional amount of 3,571 million and 3,043 million Norwegian Kroner at a weighted average forward rate of 5.678 and 5.780. These forwards hedge our current Norwegian tax liability and have settlement dates through August 2013.
The pretax effect of derivative instruments designated as hedges of fair value in our consolidated statements of income are summarized in the table below.

		Gain (Loss)
		Three Months Ended March 31,
(In millions)	Income Statement Location	2013	2012
Derivative
Interest rate	Net interest and other	$(3)	$(1)
Foreign currency	Provision for income taxes	$(25)	$(8)
Hedged Item
Long-term debt	Net interest and other	$3	$1
Accrued taxes	Provision for income taxes	$25	$8
 Derivatives not Designated as Hedges
In August 2012, we entered into crude oil derivatives related to a portion of our forecast North America E&P crude oil sales through December 31, 2013. These commodity derivatives were not designated as hedges and are shown in the table below.

Remaining Term	Bbls per Day	Weighted Average Price per Bbl	Benchmark
Swaps
April 2013 - December 2013	20,000	$96.29	West Texas Intermediate
April 2013 - December 2013	25,000	$109.19	Brent
Option Collars
April 2013 - December 2013	15,000	$90.00 floor / $101.17 ceiling	West Texas Intermediate
April 2013 - December 2013	15,000	$100.00 floor / $116.30 ceiling	Brent
The impact of commodity derivative instruments not designated as hedges appears in the sales and operating revenues, including related party, line of our consolidated statements of income and was a net loss of $55 million in the first quarter of 2013 and a net gain of $2 million in the first quarter of 2012.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

13.    Incentive Based Compensation
 Stock option and restricted stock awards
  The following table presents a summary of stock option and restricted stock award activity for the first quarter of 2013:

	Stock Options			Restricted Stock
	Number of Shares		Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	19,536,965		$26.19	4,177,884	$29.02
Granted	1,002,400	(a)	$32.86	137,722	$33.04
Options Exercised/Stock Vested	(839,273)		$21.33	(493,840)	$30.66
Cancelled	(215,262)		$35.17	(78,778)	$28.98
Outstanding at March 31, 2013	19,484,830		$26.65	3,742,988	$28.96
(a)    The weighted average grant date fair value of stock option awards granted was $10.50 per share.
Performance unit awards
 During the first quarter of 2013, we granted 353,600 performance units to certain officers that provide a cash payout upon the achievement of certain performance goals at the end of a 36-month performance period.  The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group of peer companies determined by the Compensation Committee of the Board of Directors.   At the grant date, each unit represents the value of one share of our common stock, while payout after completion of the performance period will be based on the value of anywhere from zero to two times the number of units granted.  Dividend equivalents accrue during the performance period and are paid in cash at the end of the performance period based on the number of shares that would represent the value of the units.  The fair value of these performance units is re-measured on a quarterly basis using the Monte Carlo simulation method.  These performance units are accounted for as liability awards because they are to be settled in cash at the end of the performance period and their fair value is expensed over the performance period.
14.  Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents a summary of amounts reclassified from accumulated other comprehensive loss for the first quarter of 2013:

	Three Months Ended March 31, 2013
(In millions)	Reclassified to Income (Expense)	Income Statement Line
Accumulated Other Comprehensive Loss Components
Amortization of postretirement and postemployment plans
Actuarial loss	$(13)	General and administrative
	5	Provision for income taxes
Total reclassifications for the period	$(8)	Net income

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

15.  Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2013	2012
Net cash provided from operating activities:
Interest paid (net of amounts capitalized)	$61	$50
Income taxes paid to taxing authorities	1,003	828
Commercial paper, net:
Commercial paper - issuances	$200	$100
- repayments	(400)	(100)
Noncash investing activities:
Asset retirement costs capitalized	$27	$1
Change in capital expenditure accrual	(105)	46
Asset retirement obligations assumed by buyer	88	7
Receivable for disposal of assets	50	—
16.   Commitments and Contingencies
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
 Litigation – In March 2011, Noble Drilling (U.S.) LLC (“Noble”) filed a lawsuit against us in the District Court of Harris County, Texas, alleging, among other things, breach of contract, breach of the duty of good faith and fair dealing, and negligent misrepresentation, relating to a multi-year drilling contract for a newly constructed drilling rig to be deployed in the U.S. Gulf of Mexico.  We filed an answer in April 2011, contending, among other things, failure to perform, failure to comply with material obligations, failure to mitigate alleged damages and that Noble failed to provide the rig according to the operating, performance and safety requirements specified in the drilling contract. In April 2013, we filed a counterclaim against Noble alleging, among other things, breach of contract and breach of the duty of good faith relating to the multi-year drilling contract. The counterclaim also included a breach of contract claim for reimbursement for the value of fuel used by Noble under an offshore daywork drilling contract. We are vigorously defending this litigation.  The ultimate outcome of this lawsuit, including any financial effect on us, remains uncertain.  We do not believe an estimate of a reasonably probable loss (or range of loss) can be made for this lawsuit at this time.
Contractual commitments – At March 31, 2013, Marathon’s contract commitments to acquire property, plant and equipment were $1,209 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Beginning in 2013, we changed our reportable segments and revised our management reporting to better reflect the growing importance of United States unconventional resource plays to our business. All periods presented have been recast to reflect these new segments.
We are an international energy company with operations in the United States, Canada, Africa, the Middle East and Europe.  We have three reportable operating segments. Each of these segments is organized and managed based upon both geographic location and the nature of the products and services it offers.

•	North America Exploration and Production ("E&P") – explores for, produces and markets liquid hydrocarbons and natural gas in North America;

•
International E&P – explores for, produces and markets liquid hydrocarbons and natural gas outside of North America and produces and markets products manufactured from natural gas, such as LNG and methanol in Equatorial Guinea;

•	Oil Sands Mining – mines, extracts and transports bitumen from oil sands deposits in Alberta, Canada, and upgrades the bitumen to produce and market synthetic crude oil and vacuum gas oil.
 Certain sections of this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain.  In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.  For additional risk factors affecting our business, see Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K. We assume no duty to update these statements as to any future date.
Key Operating and Financial Activities
In the first quarter of 2013, notable items were:

•	Total net sales volumes averaged 523 thousand barrels of oil equivalent per day (“mboed”), a 22 percent increase over the same quarter of last year

•	Liquid hydrocarbon and synthetic crude oil sales volumes accounted for 93 percent of the increase

•	Eagle Ford shale averaged net sales volumes of 72 mboed, a four-fold increase

•	Bakken shale averaged net sales volumes of 37 mboed, a 46 percent increase

•	Libya averaged net sales volumes of 38 mboed, a 123 percent increase

•	Oil Sands Mining averaged net sales volumes of 51 thousand barrels per day ("mbbld"), a 16 percent increase

•	Sale of our interest in the Neptune gas plant closed for proceeds of $166 million before closing adjustments

•	Sale of our Alaska assets closed for proceeds of $195 million subject to a six-month escrow of $50 million and closing adjustments

•	Government approval received for acquisition of a 20 percent non-operated interest in the onshore South Omo concession in Ethiopia, and exploratory drilling commenced

•	Successful appraisal well on non-operated Shenandoah prospect in the Gulf of Mexico announced

•	Sales commenced at the PSVM development located on the northeastern portion of Angola Block 31

•	Apparent high bidder on two blocks in the March 2013 Gulf of Mexico lease sale

•	Unproved property impairments of approximately $340 million recorded related to expiring Eagle Ford leases and leases we do not intend to drill

•	Changed reportable segments to reflect the growing importance of the United States unconventional resource plays

Some significant second quarter activities through May 10, 2013 include:

•	Decision made to conclude exploration activities in Poland

•	Agreement reached to sell interests in DJ Basin

•	Turnaround in Equatorial Guinea started and safely completed in April, eight days ahead of schedule and below budget
Overview and Outlook
North America E&P
Production
 Net liquid hydrocarbon and natural gas sales volumes averaged 198 mboed during the first quarter of 2013 and 147 mboed in the same period of 2012, a 35 percent increase.  Net liquid hydrocarbon sales volumes increased, primarily reflecting the impact of our ongoing development programs in the Eagle Ford and Bakken shale resource plays, while net natural gas sales volumes decreased slightly due to the sale of our Alaska assets in January 2013. Excluding the sales volume related to Alaska in both periods, our average net liquid hydrocarbon and natural gas sales volumes increased 47 percent.
In 2013, production growth continued in the Eagle Ford shale play. Average net sales volumes were 72 mboed in the first quarter of 2013 compared to 14 mboed in the same period of 2012. Approximately 64 percent of first quarter 2013 production was crude oil and condensate, 17 percent was natural gas liquids ("NGLs") and 19 percent was natural gas. During the first quarter of 2013, we reached total depth on 76 gross operated wells and brought 68 gross operated wells to sales. We continue to advance our drilling performance, reducing the average time to drill a well from 28 days in the first quarter of 2012 to 18 days in the first quarter of 2013. We expect these drilling times to continue dropping during 2013 as additional efficiencies are gained from pad drilling.
We continue to build infrastructure to support production growth across the Eagle Ford operating area. Approximately 148 miles of gathering lines were installed in the first quarter of 2013, while five new central gathering and treating facilities were commissioned, with two additional facilities in various stages of planning or construction. As of March 31, 2013, we transport approximately 65 percent of our crude oil and condensate by pipeline, with additional contract negotiations and facility designs under way that are expected to push that figure to 75 percent by the end of May. The ability to transport more barrels by pipeline enables us to reduce costs, improve reliability and lessen our environmental footprint.
We are confident our core Eagle Ford acreage position will be developed on a maximum of 80-acre spacing and continue to evaluate the potential of downspacing to 40-acre and 60-acre units. We have begun drilling wells in the Austin Chalk and Pearsall formations to further test the potential of these horizons. The results to-date of the downspacing pilots have been in line with our expectations, and we anticipate releasing more definitive results of both the downspacing pilots and the additional formation testing in the second half of 2013.
 Average net sales volumes from the Bakken shale were 37 mboed in the first quarter of 2013 compared to 25 mboed in the same period of 2012. Our Bakken production averages approximately 90 percent crude oil, 5 percent NGLs and 5 percent natural gas. During the first quarter of 2013, we reached total depth on 18 gross operated wells and brought 22 gross operated wells to sales. Our average time to drill a well was 25 days.
 In the Oklahoma Resource Basins, net sales volumes averaged 13 mboed in the first quarter of 2013 compared to 5 mboed in the same period of 2012.  All net sales volumes are from the Anadarko Woodford shale. During the first quarter of 2013, four gross operated wells were brought to sales. We anticipate drilling two wells each in the Mississippi Lime and Granite Wash formations during 2013.
Exploration
Exploration activity continues in the Gulf of Mexico. The first appraisal well on the Shenandoah prospect located on Walker Ridge Block 51, in which we have a 10 percent outside-operated working interest, reached total depth in the first quarter of 2013. We are currently participating in a Gunflint prospect appraisal well located on Mississippi Canyon Block 992 where we hold an 18 percent non-operated working interest.
In March 2013, we submitted the apparent high bids totaling $33 million for 100 percent working interest in two blocks in Central Gulf of Mexico Lease Sale 227: Keathley Canyon Block 340 on the Colonial prospect and Keathley Canyon Block 153, an extension to the Meteor prospect on our existing Keathley Canyon 196 lease. Keathley Canyon Blocks 340 and 153 are both inboard-Paleogene prospects.
During the first quarter of 2012, we submitted a regulatory application relating to our Canada in-situ assets at Birchwood, for a proposed 12 mbbld steam assisted gravity drainage ("SAGD") demonstration project. We are expecting to receive regulatory approval for this project in late 2013 or early 2014.  Upon receiving this approval, we will further evaluate our development plans.

International E&P
Production
Net liquid hydrocarbon and natural gas sales volumes averaged 274 mboed during the first quarter of 2013 and 236 mboed in the same period of 2012, a 16 percent increase.  During the first quarter of 2013, Libya net liquid hydrocarbon and natural gas sales volumes increased 21 mboed, compared to the same period of 2012, primarily due to limited sales in the first quarter of 2012 upon the resumption of sales after the 2011 civil unrest.  In addition, the first quarter of 2013 includes net liquid hydrocarbon sales volumes of 9 mboed from the PSVM development located on the northeastern portion of Angola Block 31 which had first sales in February 2013.
Strong operational performance continues in Equatorial Guinea, with availability of nearly 98 percent in the first quarter of 2013, which bolstered production during the first quarter of 2013. We started a 30-day planned turnaround in Equatorial Guinea on April 1, 2013 which was safely completed eight days ahead of schedule and below budget. The Alba field, associated gas plant and liquefied natural gas facility each resumed full production on April 22, 2013.
The production decline in the Alvheim area offshore Norway continues to be less severe than expected. These better-than-expected results have been achieved through continued strong operational performance that delivered availability of 97 percent in the first quarter of 2013, reservoir and well performance at the upper end of expectations primarily due to a delay in anticipated water breakthrough at the Volund field and sustained contributions from the recently completed development drilling program.
Exploration
In the Kurdistan Region of Iraq, we hold 45 percent operated working interests in both the Harir and Safen blocks. Current exploratory drilling includes the Mirawa well which began in March 2013 on the Harir Block and the Safen well which commenced drilling in April 2013 on the Safen Block. Both of these wells are expected to reach projected total depth in the third quarter of 2013 with testing programs to follow on each well.
Additionally, following the successful appraisal program on the non-operated Atrush Block, a declaration of commerciality was filed with the government and a plan of development is anticipated to be filed in May 2013. Drilling of the Atrush-3 appraisal well commenced in March. On the non-operated Sarsang block, the Mangesh and Gara exploration wells began drilling in the second half of 2012. Both wells are currently drilling and are expected to reach total depth during the second quarter of 2013, with testing programs to follow on each well. Also on the Sarsang block, the East Swara Tika well is expected to begin drilling late in the second quarter or early in the third quarter of 2013. We hold a 15 percent working interest in the Atrush block and a 25 percent working interest in the Sarsang block.
The Sabisa-1 exploration well in the South Omo block onshore Ethiopia has been drilled to total depth and recorded hydrocarbon indications in sands beneath a thick claystone top seal. Hole instability issues have required the drilling of a sidetrack to comprehensively log and sample zones of interest. Results from the sidetrack are expected in the second quarter of 2013. We hold a 20 percent non-operated working interest in the South Omo block.
Exploration drilling began in April 2013 on the Diaman No. 1 well in the Diaba License G4-223, offshore Gabon, to test the deepwater presalt play. We expect the well to reach total depth in the third quarter of 2013. We hold a 21 percent non-operated working interest in the Diaba License.
Offshore Norway, the Darwin (formerly Veslemoy) exploration well was drilled in the first quarter of 2013 on PL 531 in which we hold a 10 percent non-operated fully-carried working interest. Gas shows were recorded in the Paleocene objective section, although no hydrocarbons were found in the Cretaceous section and the well has been plugged and abandoned. We expect drilling to commence in the third quarter of 2013 on the Sverdrup exploration well on PL 330, in which we hold a 30 percent non-operated working interest.
After an extensive evaluation of our exploration activities in Poland and unsuccessful attempts to find commercial levels of hydrocarbons, we have elected to conclude operations in the country. We are evaluating disposition options for our concessions, which had a book value at March 31, 2013 of $12 million.
 Oil Sands Mining
 Our Oil Sands Mining operations consist of a 20 percent non-operated working interest in the Athabasca Oil Sands Project (“AOSP”).  Our net synthetic crude oil sales were 51 mbbld in the first quarter of 2013 compared to 44 mbbld in the same period of 2012.  Both mines and the upgrader experienced significantly improved reliability during the first quarter of 2013. Primarily because of reliability improvements, combined production from the Jack Pine and Muskeg River mines set a record bitumen production rate in the first quarter of 2013.  In addition, upgrader availability was 100 percent for the entire first quarter of 2013, allowing the facility to maximize production of lighter synthetic crude oils, which improved realizations and profit margins.

Acquisitions and Dispositions
In April 2013, we reached an agreement to sell our interests in the DJ Basin. The transaction is expected to close in mid-2013 and a second quarter loss of approximately $115 million, before closing adjustments, is anticipated on this disposition.
In February 2013, we entered an agreement to convey our interests in the Marcellus natural gas shale play to the operator. A $43 million pretax loss on this transaction was recorded in the first quarter of 2013.
In February 2013, we closed the sale of our interest in the Neptune gas plant, located onshore Louisiana, for proceeds of $166 million. A $98 million pretax gain, before closing adjustments, was recorded in the first quarter of 2013.
In January 2013, we closed the sale of our remaining assets in Alaska, for proceeds of $195 million, subject to a six-month escrow of $50 million for various indemnities. A $46 million pretax gain, before closing adjustments, was recorded in the first quarter of 2013.
In January 2013, government approval was received for our acquisition of a 20 percent non-operated interest in the onshore South Omo concession in Ethiopia.
We continue to progress the potential sale of assets in an ongoing effort to optimize our portfolio for profitable growth, with a previously stated goal of divesting between $1.5 billion and $3 billion over the period of 2011 through 2013. To date, we have agreed upon or completed approximately $1.3 billion in divestitures.
The above discussions include forward-looking statements with respect to anticipated drilling activity, the timing of closing the sale of our interests in the DJ Basin, possible increased recoverable resources from optimized well spacing in the Eagle Ford resource play, possible decreased average drilling times in the Eagle Ford resource play, central batteries and pipeline construction projects, the filing of a plan of development for the Atrush Block, anticipated exploration activity in the Gulf of Mexico, Ethiopia, Gabon, Norway, and the Kurdistan Region of Iraq, the development of our in-situ assets, plans to exit Poland and the goal of divesting between $1.5 to $3.0 billion of other assets over the period of 2011 through 2013. The average times to drill a well and expectations as to future drilling times may not be indicative of future drilling times. Factors that could potentially affect anticipated drilling activity, possible increased recoverable resources from optimized well spacing in the Eagle Ford resource play, possible decreased average drilling times in the Eagle Ford resource play, central batteries and pipeline construction projects and anticipated exploratory activity in the Gulf of Mexico, Ethiopia, Gabon, Norway, and the Kurdistan Region of Iraq include pricing, supply and demand for liquid hydrocarbons and natural gas, the amount of capital available for exploration and development, regulatory constraints, timing of commencing production from new wells, drilling rig availability, availability of materials and labor, other associated risks with construction projects, the inability to obtain or delay in obtaining necessary government and third-party approvals and permits, unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, and other geological, operating and economic considerations. The timing of closing the sale of our interests in the DJ Basin is subject to the satisfaction of customary closing conditions. Plans to exit Poland, the timing of filing the plan of development for the Atrush Block and the projected asset dispositions through 2013 are based on current expectations, estimates, and projections and are not guarantees of future performance. The development of our in-situ assets is dependent on obtaining regulatory approval and future development plans. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict. The foregoing factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.
Market Conditions
 Prevailing prices for the various qualities of crude oil and natural gas that we produce significantly impact our revenues and cash flows.  Worldwide prices have been volatile in recent years.  The following table lists benchmark crude oil and natural gas price averages relative to our North America E&P and International E&P segments in the first quarters of 2013 and 2012.

	Three Months Ended March 31,
Benchmark	2013	2012
West Texas Intermediate ("WTI") crude oil (Dollars per barrel)	$94.36	$103.03
Brent (Europe) crude oil (Dollars per barrel)	$112.49	$118.49
Henry Hub natural gas (Dollars per million British thermal units ("mmbtu"))(a)	$3.34	$2.74

(a)	Settlement date average.

North America E&P
Liquid hydrocarbons – The quality, location and composition of our liquid hydrocarbon production mix will cause our U.S. liquid hydrocarbon realizations to differ from the WTI benchmark. Light sweet crude contains less sulfur and tends to be lighter than sour crude oil so that refining it is less costly and produces higher value products; therefore, light sweet crude is considered of higher quality and typically sells at a price that approximates WTI or at a premium to WTI. The percentage of our North America E&P crude and condensate production that is sweet crude has been increasing as onshore production from the Eagle Ford and Bakken shale plays increases and production from the Gulf of Mexico declines. In the first quarter of 2013, the percentage of our U.S. crude oil and condensate production that was sweet averaged 74 percent compared to 53 percent in the same period of 2012.  In recent years, crude oil sold along the United States Gulf Coast, such as that from the Eagle Ford shale, has been priced at a premium to WTI because the Louisiana Light Sweet benchmark has been tracking Brent, while production from inland areas farther from large refineries has been at a discount to WTI. The proportion of our liquid hydrocarbon sales that are NGLs continues to increase due to our development of United States unconventional liquids-rich plays. NGLs were 14 percent of our North America E&P liquid hydrocarbon sales volumes in the first quarter of 2013 compared to 8 percent in the same period of 2012.
Natural gas – A significant portion of our natural gas production in the lower 48 states of the United States is sold at bid-week prices, or first-of-month indices relative to our specific producing areas.  Average Henry Hub settlement prices for natural gas were 22 percent higher for the first quarter of 2013 compared to the same period of the prior year.
International E&P
Liquid hydrocarbons – Our international crude oil production is relatively sweet and is generally sold in relation to the Brent crude benchmark, which was 5 percent lower in the first quarter of 2013 than the same quarter of 2012.
Natural gas – Our major international natural gas-producing regions are Europe and Equatorial Guinea.  Natural gas prices in Europe have been considerably higher than in the U.S. in recent years.  In the case of Equatorial Guinea, our natural gas sales are subject to term contracts, making realized prices in these areas less volatile.  The natural gas sales from Equatorial Guinea are at fixed prices; therefore, our reported average natural gas realized prices may not fully track market price movements.
Oil Sands Mining
 The Oil Sands Mining segment produces and sells various qualities of synthetic crude oil. Output mix can be impacted by operational problems or planned unit outages at the mines or upgrader. Sales prices for roughly two-thirds of the normal output mix will track movements in WTI and one-third will track movements in the Canadian heavy sour crude oil marker, primarily Western Canadian Select ("WCS"). The decrease in benchmark pricing coupled with the increased WCS discount from WTI in the first quarter of 2013 compared to same period of 2012, combined to create downward pressure on our average realizations.
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
The table below shows benchmark prices that impacted both our revenues and variable costs for the first quarters of 2013 and 2012:

	Three Months Ended March 31,
Benchmark	2013	2012
WTI crude oil (Dollars per barrel)	$94.36	$103.03
WCS crude oil (Dollars per barrel)(a)	$62.41	$81.51
AECO natural gas sales index (Dollars per mmbtu)(b)	$3.16	$2.18

(a)	Monthly pricing based upon average WTI adjusted for differentials unique to western Canada.

(b)	Monthly average AECO day ahead index.

Results of Operations
Consolidated Results of Operation
Consolidated income before income taxes in the first quarter of 2013 was 5 percent higher than in the same period of 2012 primarily related to the 22 percent increase in sales volumes on a boe basis. The effective tax rate was 73 percent in the first quarter of 2013 compared to 69 percent in the first quarter of 2012, with the increase related to higher income from operations in higher tax jurisdictions, primarily Norway and Libya.
Sales and other operating revenues, including related party are summarized by segment in the following table:

	Three Months Ended March 31,
(In millions)	2013	2012
Sales and other operating revenues, including related party:
North America E&P	$1,215	$912
International E&P	1,887	1,663
Oil Sands Mining	388	379
Segment sales and other operating revenues, including related party	$3,490	$2,954
Unrealized loss on crude oil derivative instruments	(50)	—
Total sales and other operating revenues, including related party	$3,440	$2,954

Total sales and other operating revenues increased $486 million in the first quarter of 2013 from the comparable prior-year period, with increases in each segment. The $303 million increase in the North America E&P segment was primarily due to liquid hydrocarbon net sales volumes which increased 57 percent over the same quarter of 2012. Most of this net sales volume increase is a result of ongoing development programs in the Eagle Ford and Bakken shale resource plays. Partially offsetting this increase were lower liquid hydrocarbon and natural gas realizations. The following table gives details of net sales volumes and average realizations of our North America E&P segment.

	Three Months Ended March 31,
	2013	2012
North America E&P Operating Statistics
Net liquid hydrocarbon sales volumes (mbbld) (a)	141	90
Liquid hydrocarbon average realizations (per bbl) (b) (c)	$86.14	$93.63
Net crude oil and condensate sales volumes (mbbld)	121	83
Crude oil and condensate average realizations (per bbl) (b)	$94.68	$97.28
Net natural gas liquids sales volumes (mbbld)	20	7
Natural gas liquids average realizations (per bbl) (b)	$35.48	$51.55

Net natural gas sales volumes (mmcfd)	340	344
Natural gas average realizations (per mcf)(b)	$3.86	$4.13

(a)	Includes crude oil, condensate and natural gas liquids.

(b)	Excludes gains and losses on derivative instruments

(c)
Inclusion of realized gains (losses) on crude oil derivative instruments would have increased (decreased) average liquid hydrocarbon realizations by ($0.37) per bbl for the first quarter of 2013. There were no realized gains (losses) on crude oil derivative instruments in the first quarter of 2012.

The $224 million increase in sales and other operating revenues in the International E&P segment was primarily a result of increased liquid hydrocarbon and natural gas sales volumes from our African operations as previously discussed.  Lower liquid hydrocarbon realizations partially offset the volume impact.

The following table gives details of net sales volumes and average realizations of our International E&P segment.

	Three Months Ended March 31,
	2013	2012
International E&P Operating Statistics
Net liquid hydrocarbon sales volumes (mbbld)(a)
Europe	100	97
Africa	80	52
Total International E&P	180	149
Liquid hydrocarbon average realizations (per bbl)(b)
Europe	$116.13	$123.76
Africa	$97.13	$94.41
Total International E&P	$107.68	$113.55

Net natural gas sales volumes (mmcfd)
Europe(c)	95	104
Africa	473	418
Total International E&P	568	522
Natural gas average realizations (per mcf)(b)
Europe	$12.83	$9.99
Africa	$0.51	$0.24
Total International E&P	$2.57	$2.19

(a)
Includes crude oil, condensate and natural gas liquids. The amounts correspond with the basis for fiscal settlements with governments, representing equity tanker liftings and direct deliveries of liquid hydrocarbons.

(b)	Excludes gains and losses on derivative instruments.

(c)	Includes natural gas acquired for injection and subsequent resale of 11 mmcfd and 14 mmcfd for the first quarters of 2013 and 2012.
Oil Sands Mining sales and other operating revenues increased $9 million. Synthetic crude oil sales volumes were 16 percent higher than in the first quarter of 2012, reflecting increased reliability of the mines and upgrader in the first quarter of 2013.  However, an increase in the discount of WCS to WTI resulted in decreases in average realizations during the first quarter of 2013, partially offsetting the positive volume impact.   The following table gives details of net sales volumes and average realizations of our Oil Sands Mining segment.

	Three Months Ended March 31,
	2013	2012
Oil Sands Mining Operating Statistics
Net synthetic crude oil sales volumes (mbbld) (a)	51	44
Synthetic crude oil average realizations (per bbl)	$79.98	$90.88

(a)	Includes blendstocks.
Unrealized gains and losses on crude oil derivative instruments are included in total sales and other operating revenues but are not allocated to the segments. In the first quarter of 2013, the net unrealized loss on crude oil derivative instruments was $50 million with no comparable crude oil derivative activity in the same period of 2012. See Note 12 to the consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information about our derivative positions.
Marketing revenues decreased $409 million in the first quarter of 2013 from the comparable prior-year period. North America E&P segment marketing activities, formerly referred to as supply optimization activities, which include the purchase of commodities from third parties for resale, have been decreasing in 2013 due to market dynamics. Related commodity prices have also been lower in 2013 than in 2012.  These activities serve to aggregate volumes in order to satisfy transportation commitments and to achieve flexibility within product types and delivery points.
 Income from equity method investments increased $40 million in the first quarter of 2013 from the comparable prior-year period, primarily due to higher LNG realizations and partially due to higher sales volumes since turnarounds at our facilities in Equatorial Guinea reduced sale volumes in the first quarter of 2012.

Net gain on disposal of assets in the first quarter of 2013 includes a $98 million gain on the sale of our interest in the Neptune gas plant, a $46 million gain on the sale of our remaining assets in Alaska and a $43 million loss on the conveyance of our interest in the Marcellus natural gas shale play to the operator. The net gain on disposal of assets in the first quarter of 2012 consists of the $166 million gain on the sale of our interests in several Gulf of Mexico crude oil pipeline systems. See Note 5 to the consolidated financial statements for information about these dispositions.
Production expenses increased $64 million in the first quarter of 2013 from the comparable period of 2012. The increase is primarily related to increased sales volumes in each segment.
Marketing expenses decreased $413 million in the first quarter of 2013 from the same period of 2012, consistent with the marketing revenue decline discussed above.
 Exploration expenses were higher in the first quarter of 2013 than in the same quarter of 2012, primarily due to larger unproved property impairments. The first quarter of 2013 included $340 million in unproved property impairments on Eagle Ford shale leases that either have expired or that we do not expect to drill or extend. The following table summarizes the components of exploration expenses.

	Three Months Ended March 31,
(In millions)	2013	2012
Unproved property impairments	$383	$35
Dry well costs	21	23
Geological and geophysical	27	45
Other	34	32
Total exploration expenses	$465	$135
Depreciation, depletion and amortization (“DD&A”) increased $173 million in the first quarter of 2013 from the comparable prior-year period.  Our segments apply the units-of-production method to the majority of their assets; therefore, the previously discussed increases in sales volumes generally result in similar changes in DD&A. The DD&A rate (expense per barrel of oil equivalent), which is impacted by changes in reserves and capitalized costs, can also cause changes in our DD&A.  A lower International E&P DD&A rate in the first quarter of 2013, primarily due to reserve increases at the end of 2012 for Norway, compared to the same period in 2012 partially offset the impact of higher sales volumes.  The following table provides DD&A rates for each segment.

	Three Months Ended March 31,
($ per boe)	2013	2012
DD&A rate
North America E&P	$27	$23
International E&P	$8	$9
Oil Sands Mining	$12	$13
 Impairments in the first quarter of 2013 related primarily to the Powder River Basin and to the Ozona development in the Gulf of Mexico. Impairments in the first quarter of 2012 were also primarily related to the Ozona development in the Gulf of Mexico.  See Note 11 to the consolidated financial statements for information about these impairments.
 Taxes other than income include production, severance and ad valorem taxes in the United States which tend to increase or decrease in relation to sales volumes and revenues.
Net interest and other increased $22 million in the first quarter of 2013 from the comparable period of 2012 primarily due to lower capitalized interest in 2013.
Provision for income taxes increased $98 million in the first quarter of 2013 from the comparable period of 2012 primarily due to the increase in pretax income in high tax rate jurisdictions.
The effective income tax rate is influenced by a variety of factors including the geographic sources of income and the relative magnitude of these sources of income. The provision for income taxes is allocated on a discrete, stand-alone basis to pretax segment income and to individual items not allocated to segments. The difference between the total provision and the sum of the amounts allocated to segments and to items not allocated to segments is shown in corporate and other unallocated items in the segment income table below.

Our effective tax rates in the first three months of 2013 and 2012 were 73 percent and 69 percent.   These rates are higher than the U.S. statutory rate of 35 percent due to earnings from foreign jurisdictions, primarily Norway and Libya, where the tax rates are in excess of the U.S. statutory rate.  In Libya, where the statutory tax rate is in excess of 90 percent, there remains uncertainty around sustained production and sales levels.  Reliable estimates of 2013 and 2012 annual ordinary income from our Libyan operations could not be made and the range of possible scenarios when including ordinary income from our Libyan operations in the worldwide annual effective tax rate calculation demonstrates significant variability.  As such, for the first three months of 2013 and 2012, an estimated annual effective tax rate was calculated excluding Libya and applied to consolidated ordinary income excluding Libya and the tax provision applicable to Libyan ordinary income was recorded as a discrete item in the period.  Excluding Libya, the effective tax rate would be 65 percent and 64 percent for the first three months of 2013 and 2012.
 Segment Income (Loss)

	Three Months Ended March 31,
(In millions)	2013	2012
North America E&P	$(59)	$104
International E&P	453	407
Oil Sands Mining	38	38
Segment income	432	549
Items not allocated to segments, net of income taxes:
Corporate and other unallocated items	(71)	(71)
Unrealized loss on crude oil derivative instruments	(32)	—
Impairments	(10)	(167)
Net gain on dispositions	64	106
Net income	$383	$417
 North America E&P segment income decreased $163 million in the first quarter of 2013 compared to the same period of 2012. The decrease was primarily the result of unproved property impairments, higher DD&A and lower liquid hydrocarbon realizations, partially offset by higher liquid hydrocarbon sales volumes, as discussed above.
 International E&P segment income increased $46 million in the first quarter of 2013 compared to the same period of 2012. The increase was primarily related to higher liquid hydrocarbon sales volumes and increased income from equity method investments, partially offset by higher income taxes.
Critical Accounting Estimates
There have been no changes to our critical accounting estimates subsequent to December 31, 2012.
Accounting Standards Not Yet Adopted
In February 2013, an accounting standards update was issued to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations such as asset retirement and environmental obligations, contingencies, guarantees, income taxes and retirement benefits, which are separately addressed within U.S. GAAP. An entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of 1) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and 2) any amount the entity expects to pay on behalf of its co-obligors. Disclosure of the nature of the obligation, including how the liability arose, the relationship with other co-obligors and the terms and conditions of the arrangement is required. In addition, the total outstanding amount under the arrangement, not reduced by the effect of any amounts that may be recoverable from other entities, plus the carrying amount of any liability or receivable recognized must be disclosed. This accounting standards update is effective for us beginning in the first quarter of 2014 and should be applied retrospectively for those in-scope obligations resulting from joint and several liability arrangements that exist at the beginning of 2014. Early adoption is permitted. We are currently evaluating the potential impact of this accounting standards update on our consolidated results of operations, financial position and cash flows.

Cash Flows and Liquidity
 Cash Flows
 Net cash provided by operating activities was $1,528 million in the first three months of 2013, compared to $973 million in the first three months of 2012 primarily reflecting the impact of increased liquid hydrocarbon, natural gas and synthetic crude oil sales volumes on operating income.
 Net cash used in investing activities totaled $1,037 million in the first three months of 2013, compared to $806 million in the first three months of 2012.  Significant investing activities are additions to property, plant and equipment and disposal of assets.  Additions in both periods primarily related to spending on U.S. unconventional resource plays, particularly the Eagle Ford shale. Disposals of assets totaled $312 million and $208 million in first three months of 2013 and 2012, with 2013 net proceeds primarily related to the sales of our Alaska assets and our interest in the Neptune gas plant. In 2012, net proceeds resulted primarily from the sale of our interests in several Gulf of Mexico crude oil pipeline systems.
 For further information regarding capital expenditures by segment, see Supplemental Statistics.
 Net cash used in financing activities was $413 million in the first three months of 2013, compared to $157 million in the first three months of 2012.  Repayments of debt at maturity were $114 million in the first three months of 2013 and $53 million in the first three months of 2012. We also repaid all $200 million of our outstanding commercial paper during the first three months of 2013.   Dividends paid of approximately $120 million were a significant use of cash in both periods.
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
 Capital Resources
Credit Arrangements and Borrowings
 At March 31, 2013, we had no borrowings against our revolving credit facility or under our U.S. commercial paper program that is backed by the revolving credit facility. During the first quarter of 2013, $200 million of commercial paper was issued and $400 million of commercial paper was repaid.
At March 31, 2013, we had $6,544 million in long-term debt outstanding, $68 million of which is due within one year. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a "well-known seasoned issuer" for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Cash-Adjusted-Debt-To-Capital Ratio
 Our cash-adjusted debt-to-capital ratio (total debt-minus-cash to total debt-plus-equity-minus-cash) was 24 percent at March 31, 2013, compared to 25 percent at December 31, 2012.

	March 31,	December 31,
(In millions)	2013	2012
Commercial paper	$—	$200
Long-term debt due within one year	68	184
Long-term debt	6,476	6,512
Total debt	$6,544	$6,896
Cash	$768	$684
Equity	$18,588	$18,283
Calculation:
Total debt	$6,544	$6,896
Minus cash	768	684
Total debt minus cash	5,776	6,212
Total debt	6,544	6,896
Plus equity	18,588	18,283
Minus cash	768	684
Total debt plus equity minus cash	$24,364	$24,495
Cash-adjusted debt-to-capital ratio	24%	25%
 Capital Requirements
 On April 24, 2013, our Board of Directors approved a dividend of 17 cents per share for the first quarter of 2013, payable June 10, 2013 to stockholders of record at the close of business on May 16, 2013.
As of March 31, 2013, we plan to make contributions of up to $55 million to our funded pension plans in 2013, $17 million of which were made in April 2013.
 Our opinions concerning liquidity and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies.  The discussion of liquidity above also contains forward-looking statements regarding planned funding of pension plans, which are based on current expectations, estimates and projections and are not guarantees of actual performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  Some factors that could cause actual results to differ materially include prices of and demand for liquid hydrocarbons, natural gas and synthetic crude oil, actions of competitors, disruptions or interruptions of our production or oil sands mining and bitumen upgrading operations due to unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto, and other operating and economic considerations.
Contractual Cash Obligations
As of March 31, 2013, our total contractual cash obligations were consistent with December 31, 2012.

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
There have been no significant changes to our environmental matters subsequent to December 31, 2012.

Other Contingencies
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
 See Part II Item 1. Legal Proceedings for updated information about ongoing litigation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2012 Annual Report on Form 10-K. Additional disclosures regarding our open derivative positions, such as how they are reported in our consolidated financial statements and how their fair values are measured, may be found in Notes 11 and 12 to the consolidated financial statements.
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices on our open commodity derivative instruments, by contract type as of March 31, 2013 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
	10%	25%	10%	25%
Crude oil
Swaps	$(127)	$(317)	$127	$317
Option Collars	(52)	(160)	47	155
Total crude oil	(179)	(477)	174	472
Natural gas
Futures	(1)	(1)	1	1
Total natural gas	(1)	(1)	1	1
Total	$(180)	$(478)	$175	$473
Sensitivity analysis of the projected incremental effect of a hypothetical 10 percent change in interest rates on financial assets and liabilities as of March 31, 2013 is provided in the following table.

			Incremental
			Change in
(In millions)	Fair Value		Fair Value
Financial assets (liabilities): (a)
Interest rate swap agreements	$18	(b)	$2
Long-term debt, including amounts due within one year	$(7,347)	(b)	$(231)

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
The aggregate cash flow effect on foreign currency derivative contracts of a hypothetical 10 percent change in exchange rates at March 31, 2013 would be $61 million.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our company's design and operation of disclosure controls and procedures were effective for the period ending March 31, 2013.
In the first quarter of 2013, we completed the update of our existing Enterprise Resource Planning ("ERP") system. This update included a new general ledger, consolidations system and reporting tools. There were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

MARATHON OIL CORPORATION
Supplemental Statistics (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Segment Income (Loss)
North America E&P	$(59)	$104
International E&P	453	407
Oil Sands Mining	38	38
Segment income	432	549
Items not allocated to segments, net of income taxes	(49)	(132)
Net income	$383	$417
Capital Expenditures(a)
North America E&P	$970	$829
International E&P	225	138
Oil Sands Mining	45	52
Corporate	30	44
Total	$1,270	$1,063
Exploration Expenses
North America E&P	$435	$106
International E&P	30	29
Total	$465	$135

(a)	Capital expenditures include changes in accruals.

MARATHON OIL CORPORATION
Supplemental Statistics (Unaudited)

	Three Months Ended
	March 31,
Net Sales Volumes	2013	2012
North America E&P
Crude Oil and Condensate (mbbld)	121	83
Natural Gas Liquids (mbbld)	20	7
Total Liquid Hydrocarbons	141	90
Natural Gas (mmcfd)	340	344
Total North America E&P (mboed)	198	147

International E&P
Liquid Hydrocarbons (mbbld)
Europe	100	97
Africa	80	52
Total Liquid Hydrocarbons	180	149
Natural Gas (mmcfd)
Europe(b)	95	104
Africa	473	418
Total Natural Gas	568	522
Total International E&P (mboed)	274	236

Oil Sands Mining
Synthetic Crude Oil (mbbld)(c)	51	44

Total Company (mboed)	523	427
Net Sales Volumes of Equity Method Investees
LNG (mtd)	6,787	6,291
Methanol (mtd)	1,410	1,312

(b)	Includes natural gas acquired for injection and subsequent resale of 11 mmcfd and 14 mmcfd for the first quarters of 2013 and 2012.

(c)	Includes blendstocks.

MARATHON OIL CORPORATION
Supplemental Statistics (Unaudited)

	Three Months Ended
	March 31,
Average Realizations(d)	2013	2012
North America E&P
Crude Oil and Condensate (per bbl)	$94.68	$97.28
Natural Gas Liquids (per bbl)	$35.48	$51.55
Total Liquid Hydrocarbons(e)	$86.14	$93.63
Natural Gas (per mcf)	$3.86	$4.13

International E&P
Liquid Hydrocarbons (per bbl)
Europe	$116.13	$123.76
Africa	$97.13	$94.41
Total Liquid Hydrocarbons	$107.68	$113.55
Natural Gas (per mcf)
Europe	$12.83	$9.99
Africa(f)	$0.51	$0.24
Total Natural Gas	$2.57	$2.19

Oil Sands Mining
Synthetic Crude Oil (per bbl)	$79.98	$90.88

(d)	Excludes gains and losses on derivative instruments.

(e)
Inclusion of realized gains (losses) on crude oil derivative instruments would have increased (decreased) average liquid hydrocarbon realizations by ($0.37) per bbl for the first quarter of 2013. There were no realized gains (losses) on crude oil derivative instruments in the first quarter of 2012.

(f)
Primarily represents fixed prices under long-term contracts with Alba Plant LLC, Atlantic Methanol Production Company LLC and Equatorial Guinea LNG Holdings Limited, which are equity method investees.  We include our share of income from each of these equity method investees in our International E&P segment.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a defendant in a number of lawsuits arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims.  While the ultimate outcome and impact to us cannot be predicted with certainty, we believe the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  Certain of those matters are discussed below.
Litigation
In March 2011, Noble Drilling (U.S.) LLC (“Noble”) filed a lawsuit against us in the District Court of Harris County, Texas, alleging, among other things, breach of contract, breach of the duty of good faith and fair dealing, and negligent misrepresentation, relating to a multi-year drilling contract for a newly constructed drilling rig to be deployed in the U.S. Gulf of Mexico.  We filed an answer in April 2011, contending, among other things, failure to perform, failure to comply with material obligations, failure to mitigate alleged damages and that Noble failed to provide the rig according to the operating, performance and safety requirements specified in the drilling contract. In April 2013, we filed a counterclaim against Noble alleging, among other things, breach of contract and breach of the duty of good faith relating to the multi-year drilling contract. The counterclaim also included a breach of contract claim for reimbursement for the value of fuel used by Noble under an offshore daywork drilling contract. We are vigorously defending this litigation.  The ultimate outcome of this lawsuit, including any financial effect on us, remains uncertain.  We do not believe an estimate of a reasonably probable loss (or range of loss) can be made for this lawsuit at this time.
Environmental
 We continue to work with the North Dakota Department of Health to resolve voluntary disclosures we made in 2009 relating to potential Clean Air Act violations relating to our operations on state lands in the Bakken shale. The proposed settlement of the fine is $169,800 and is expected to be executed by the parties in the second quarter of 2013.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business.  The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil during the quarter ended March 31, 2013, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934.

	Column (a)	Column (b)	Column (c)	Column (d)
	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares that May Yet Be Purchased Under the
Period	Shares Purchased (a)(b)	Paid per Share	Plans or Programs(c)	Plans or Programs(c)
01/01/13 – 01/31/13	5,910	$31.34	—	$1,780,609,536
02/01/13 – 02/28/13	107,389	$33.74	—	$1,780,609,536
03/01/13 – 03/31/13	34,051	$33.56	—	$1,780,609,536
Total	147,350	$33.60	—

(a)	120,431 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.

(b)
In March 2013, 26,919 shares were repurchased in open-market transactions to satisfy the requirements for dividend reinvestment under the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan (the “Dividend Reinvestment Plan”) by the administrator of the Dividend Reinvestment Plan. Shares needed to meet the requirements of the Dividend Reinvestment Plan are either purchased in the open market or issued directly by Marathon Oil.

(c)
We announced a share repurchase program in January 2006, and amended it several times in 2007 for a total authorized program of $5 billion. As of March 31, 2013, 78 million split-adjusted common shares had been acquired at a cost of $3,222 million, which includes transaction fees and commissions that are not reported in the table above.  Of this total, 66 million shares had been acquired at a cost of $2,922 million prior to the spin-off of the downstream business.

Item 4. Mine Safety Disclosures
 Not applicable.

Item 6.  Exhibits
The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.1	Form of Performance Unit Award Agreement (2013-2015 Performance Cycle) for Section 16 Officers granted under Marathon Oil Corporation's 2012 Incentive Compensation Plan					X
10.2	Form of Performance Unit Award Agreement (2013-2015 Performance Cycle) for Officers granted under Marathon Oil Corporation's 2012 Incentive Compensation Plan					X
12.1	Computation of Ratio of Earnings to Fixed Charges.					X
31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2013		MARATHON OIL CORPORATION

	By:	/s/ Michael K. Stewart
Michael K. Stewart
Vice President, Finance and Accounting, Controller and Treasurer

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.1	Form of Performance Unit Award Agreement (2013-2015 Performance Cycle) for Section 16 Officers granted under Marathon Oil Corporation's 2012 Incentive Compensation Plan					X
10.2	Form of Performance Unit Award Agreement (2013-2015 Performance Cycle) for Officers granted under Marathon Oil Corporation's 2012 Incentive Compensation Plan					X
12.1	Computation of Ratio of Earnings to Fixed Charges.					X
31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X