Form 10-Q/A
period 2014-06-30
MARATHON OIL CORP
filed 2014-08-07
CIK 101778

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

Explanatory Note

The sole purpose of this  Amendment No. 1 to our  Quarterly  Report on Form 10-Q for the period  ended  June 30, 2014,  as filed with the  Securities  and Exchange  Commission (the “SEC”) on August 5, 2014 (the “Original Report”), is to include on the signature page the conformed signature of our principal financial officer,  which was unintentionally omitted from the Original Report. No other  changes  have been made to the Original Report other than the one  described above.  This Amendment No. 1 does not reflect  subsequent events occurring after the  original  filing  date of the Original Report or  modify  or  update  in any way disclosures made in the Original Report. As required by applicable SEC regulations, Exhibits 31.1, 31.2, 32.1 and 32.2 are being re-filed with this amendment.

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
Significant third quarter activity through August 7, 2014 includes:

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

August 7, 2014		MARATHON OIL CORPORATION

	By:	/s/ John R. Sult
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
		10-K	4.2	2/28/2014	001-05153
10.1	Credit Agreement, dated as of May 28, 2014, among Marathon Oil Corporation, The Royal Bank of Scotland plc, as syndication agent, Citibank, N.A., Morgan Stanley Senior Funding, Inc. and The Bank of Nova Scotia, as documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and certain other commercial lending institutions named therein.	8-K	4.1	06/02/14	001-05153
12.1	Computation of Ratio of Earnings to Fixed Charges.	10-Q	12.1	08/05/14	001-5153
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
++	Marathon Oil agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.