Form 10-Q
period 2018-06-30
MARATHON OIL CORP
filed 2018-08-02
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

There were 854,147,498 shares of Marathon Oil Corporation common stock outstanding as of July 31, 2018.

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

Part I - Financial Information
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues and other income:
Revenues from contracts with customers	$1,447	$902	$2,984	$1,775
Net gain (loss) on commodity derivatives	(152)	56	(254)	137
Marketing revenues	—	35	—	69
Income from equity method investments	60	51	97	120
Net gain (loss) on disposal of assets	50	6	307	7
Other income	12	9	16	23
Total revenues and other income	1,417	1,059	3,150	2,131
Costs and expenses:
Production	205	178	422	331
Marketing, including purchases from related parties	—	38	—	72
Shipping, handling and other operating	126	111	256	200
Exploration	65	30	117	58
Depreciation, depletion and amortization	612	592	1,202	1,148
Impairments	34	—	42	4
Taxes other than income	65	45	129	84
General and administrative	105	90	205	187
Total costs and expenses	1,212	1,084	2,373	2,084
Income (loss) from operations	205	(25)	777	47
Net interest and other	(65)	(86)	(110)	(164)
Other net periodic benefit costs	—	(1)	(3)	(11)
Income (loss) from continuing operations before income taxes	140	(112)	664	(128)
Provision (benefit) for income taxes	44	41	212	75
Income (loss) from continuing operations	96	(153)	452	(203)
Income (loss) from discontinued operations	—	14	—	(4,893)
Net income (loss)	$96	$(139)	$452	$(5,096)
Per basic share:
Income (loss) from continuing operations	$0.11	$(0.18)	$0.53	$(0.24)
Income (loss) from discontinued operations	$—	$0.02	$—	$(5.76)
Net income (loss)	$0.11	$(0.16)	$0.53	$(6.00)
Per diluted share:
Income (loss) from continuing operations	$0.11	$(0.18)	$0.53	$(0.24)
Income (loss) from discontinued operations	$—	$0.02	$—	$(5.76)
Net income (loss)	$0.11	$(0.16)	$0.53	$(6.00)
Dividends per share	$0.05	$0.05	$0.10	$0.10
Weighted average common shares outstanding:
Basic	854	850	853	850
Diluted	855	850	854	850
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$96	$(139)	$452	$(5,096)
Other comprehensive income (loss)
Postretirement and postemployment plans
Change in actuarial loss and other	13	8	17	12
Postretirement and postemployment plans, net of tax	13	8	17	12
Derivative hedges
Net unrecognized gain (loss)	—	(14)	—	(13)
Derivative hedges, net of tax	—	(14)	—	(13)
Foreign currency hedges
Net recognized loss reclassified to discontinued operations	—	—	—	34
Income tax provision (benefit)	—	—	—	(4)
Foreign currency hedges, net of tax	—	—	—	30
Other, net of tax	4	—	4	—
Other comprehensive income (loss)	17	(6)	21	29
Comprehensive income (loss)	$113	$(145)	$473	$(5,067)
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,667	$563
Receivables, less reserve of $8 and $12	1,176	1,082
Notes receivable	—	748
Inventories	117	126
Other current assets	92	36
Current assets held for sale	35	11
Total current assets	3,087	2,566
Equity method investments	788	847
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $22,336 and $21,564	16,881	17,665
Goodwill	98	115
Other noncurrent assets	860	764
Noncurrent assets held for sale	157	55
Total assets	$21,871	$22,012
Liabilities
Current liabilities:
Accounts payable	$1,428	$1,395
Payroll and benefits payable	109	108
Accrued taxes	99	177
Other current liabilities	405	288
Current liabilities held for sale	3	—
Total current liabilities	2,044	1,968
Long-term debt	5,497	5,494
Deferred tax liabilities	237	833
Defined benefit postretirement plan obligations	311	362
Asset retirement obligations	1,364	1,428
Deferred credits and other liabilities	194	217
Noncurrent liabilities held for sale	92	2
Total liabilities	9,739	10,304
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares and 937 million shares (par value $1 per share, 1.925 billion shares authorized at June 30, 2018 and 1.1 billion shares authorized at December 31, 2017)	937	937
Held in treasury, at cost – 83 million and 87 million shares	(3,137)	(3,325)
Additional paid-in capital	7,227	7,379
Retained earnings	7,146	6,779
Accumulated other comprehensive loss	(41)	(62)
Total stockholders' equity	12,132	11,708
Total liabilities and stockholders' equity	$21,871	$22,012
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2018	2017
Operating activities:
Net income (loss)	$452	$(5,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	—	4,893
Depreciation, depletion and amortization	1,202	1,148
Impairments	42	4
Exploratory dry well costs and unproved property impairments	93	45
Net (gain) loss on disposal of assets	(307)	(7)
Deferred income taxes	(6)	38
Net (gain) loss on derivative instruments	254	(140)
Net settlements of derivative instruments	(166)	3
Pension and other postretirement benefits, net	(51)	(25)
Stock based compensation	28	26
Equity method investments, net	27	61
Changes in:
Current receivables	(256)	(15)
Inventories	(17)	(5)
Current accounts payable and accrued liabilities	133	(41)
All other operating, net	(12)	34
Net cash provided by operating activities from continuing operations	1,416	923
Investing activities:
Additions to property, plant and equipment	(1,300)	(775)
Additions to other assets	(129)	—
Acquisitions, net of cash acquired	(25)	(1,828)
Disposal of assets, net of cash transferred to buyer	1,183	1,726
Equity method investments - return of capital	32	49
All other investing, net	7	(5)
Net cash provided by (used in) investing activities from continuing operations	(232)	(833)
Financing activities:
Debt repayments	—	(1)
Purchases of common stock	(11)	(10)
Dividends paid	(85)	(85)
All other financing, net	18	—
Net cash provided by (used in) financing activities	(78)	(96)
Net increase in cash and cash equivalents of discontinued operations (Note 5)	—	130
Effect of exchange rate on cash and cash equivalents	(2)	2
Net increase in cash and cash equivalents	1,104	126
Cash and cash equivalents at beginning of period	563	2,488
Cash and cash equivalents at end of period	$1,667	$2,614
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K.  The results of operations for the second quarter and first six months of 2018 are not necessarily indicative of the results to be expected for the full year.
As a result of the sale of our Canadian business in 2017, we reflected this business as discontinued operations in all historical periods presented. Disclosures in this report related to results of operations and cash flows are presented on the basis of continuing operations unless otherwise stated. See Note 5 for discussion of this divestiture in further detail.
Reclassifications
In the first quarter of 2018 we adopted the new Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers using the modified retrospective method. To conform the historical presentation to our current presentation, we reclassified gains/losses arising from our commodity derivatives out of the revenues from contracts with customers line into a separate line, net gain (loss) on commodity derivatives, on the consolidated statements of income. Additionally, in the first quarter of 2018 we adopted the new pension accounting standards update on a retrospective basis, and reclassified the required cost elements from general and administrative expense into production expense, exploration expense, and other net periodic benefit costs. See Note 2 for further discussion of the adoption of these accounting standards.
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
We will adopt this new standard in the first quarter of 2019 using a modified retrospective approach and will recognize a right of use asset and lease liability on the adoption date. We plan to apply practical expedients provided in the standard that allow, amongst others, not to reassess contracts that commenced prior to the adoption. We also anticipate to elect a policy not to recognize right of use assets and lease liabilities related to short-term leases.
We continue to evaluate our contracts and are gathering the necessary data to determine the financial impact of this standard on our consolidated financial statements and related disclosures. We installed and are in the process of configuring software that we believe will facilitate the adoption of the standard. We are also evaluating our processes and internal control environment concurrent with the adoption of this standard. While we have yet to finalize the estimated impact this standard will have on our consolidated financial statements, the adoption is anticipated to result in an increase in both assets and liabilities related to our leases.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Goodwill standard
In January 2017, the FASB issued a new accounting standards update that eliminates the requirement to calculate the implied fair value of the goodwill (Step 2 of goodwill impairment test under the current guidance) to measure a goodwill impairment charge. We anticipate the standard to require entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (measure the charge based on Step 1 under the current guidance). This standard is effective for us in the first quarter of 2020 and shall be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt the standard on a prospective basis, and do not expect a material impact on our consolidated results of operations, financial position or cash flows for prior periods.
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
We concluded that the adoption of the new revenue standard did not result in any significant changes to our consolidated balance sheet or statement of cash flow. The following tables summarize the impacts of adopting the new revenue standard on our consolidated income statement for the three and six months period ended June 30, 2018.

	Three Months Ended June 30, 2018
(In millions)	As reported	Adjustments	Presentation without adoption of ASC Topic 606
Revenues and other income:
Revenues from contracts with customers	$1,447	$—	$1,447
Marketing revenues	—	43	43
Other income	12	(1)	11
Costs and expenses:
Marketing, including purchases from related parties	$—	$44	$44
Shipping, handling and other operating	126	(2)	124

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
(In millions)	As reported	Adjustments	Presentation without adoption of ASC Topic 606
Revenues and other income:
Revenues from contracts with customers	$2,984	$(2)	$2,982
Marketing revenues	—	75	75
Other income	16	(2)	14
Costs and expenses:
Marketing, including purchases from related parties	$—	$76	$76
Shipping, handling and other operating	256	(5)	251

Pension accounting standard
In the first quarter of 2018, we adopted the new accounting standards update that changes how employers that sponsor defined pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. As a result, employers are required to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. We adopted this standard on a retrospective basis, and reclassified the required cost elements from general and administrative expense into production expense, exploration expense, and other net periodic benefit costs. The adoption of this standard did not have a significant impact on our consolidated balance sheet or statement of cash flows. The following tables summarize the impacts of adopting this standard on our historical consolidated income statement for the three and six months period ended June 30, 2017.

	Three Months Ended June 30, 2017
(In millions)	Previously Reported	As reclassified	Effect of Change Higher/(Lower)
Production	$176	$178	$2
Exploration	30	30	—
General and administrative	93	90	(3)
Income (loss) from operations	(26)	(25)	1
Other net periodic benefit costs (a)	—	1	1

	Six Months Ended June 30, 2017
(In millions)	Previously Reported	As reclassified	Effect of Change Higher/(Lower)
Production	$327	$331	$4
Exploration	58	58	—
General and administrative	202	187	(15)
Income from operations	36	47	11
Other net periodic benefit costs (a)	—	11	11
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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
Basic income (loss) per share is based on the weighted average number of common shares outstanding.  Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 6 million and 8 million of stock options for the three and six months period ended June 30, 2018 and 12 million stock options for the three and six months period ended June 30, 2017 that were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Income (loss) from continuing operations	$96	$(153)	$452	$(203)
Income (loss) from discontinued operations	—	14	—	(4,893)
Net income (loss)	$96	$(139)	$452	$(5,096)

Weighted average common shares outstanding	854	850	853	850
Effect of dilutive securities	1	—	1	—
Weighted average common shares, diluted	855	850	854	850
Per basic share:
Income (loss) from continuing operations	$0.11	$(0.18)	$0.53	$(0.24)
Income (loss) from discontinued operations	$—	$0.02	$—	$(5.76)
Net income	$0.11	$(0.16)	$0.53	$(6.00)
Per diluted share:
Income (loss) from continuing operations	$0.11	$(0.18)	$0.53	$(0.24)
Income (loss) from discontinued operations	$—	$0.02	$—	$(5.76)
Net income	$0.11	$(0.16)	$0.53	$(6.00)

4. Acquisitions
In the second quarter of 2017, we closed on two acquisitions which included approximately 91,000 net acres in the Permian basin of New Mexico. The first acquisition with BC Operating, Inc. and other entities closed for approximately $1.1 billion in cash and the second acquisition with Black Mountain Oil & Gas and other private sellers closed for approximately $700 million in cash. These acquisitions were paid with cash on hand and accounted for as asset acquisitions, with substantially all of the purchase price allocated to unproved property within property, plant and equipment.

5.	Dispositions
United States E&P Segment
In the second quarter of 2018, we entered into separate agreements to sell non-core, non-operated conventional properties, primarily in the Gulf of Mexico, for combined net proceeds of $16 million, before closing adjustments. These transactions met the criteria for assets held for sale which is reflected in the consolidated balance sheet at June 30, 2018, with total assets of $53 million and total liabilities, relating to asset retirement obligations, of $80 million. These transactions closed during July of 2018.
International E&P Segment
In the second quarter of 2018, we entered into an agreement to sell a non-core property for proceeds of $56 million, before closing adjustments. This property is classified as held for sale in the consolidated balance sheet at June 30, 2018, with total assets of $77 million, total liabilities of $11 million and expected to close during 2018.
On March 1, 2018, we closed on the sale of our subsidiary, Marathon Oil Libya Limited, which held our 16.33% non-operated interest in the Waha concessions in Libya, to a subsidiary of Total S.A. (Elf Aquitaine SAS) for proceeds of approximately $450 million, excluding closing adjustments, and recognized a pre-tax gain of $255 million.
In the third quarter of 2017, we entered into separate agreements to sell certain non-core properties for combined proceeds of $53 million, before closing adjustments. We closed on one of the asset sales in the fourth quarter of 2017 and recognized no pre-tax gain or loss on sale. The remaining asset sale is expected to close during 2018 and is classified as held for sale in the consolidated balance sheet as of June 30, 2018, with total assets of $62 million and total liabilities of $4 million.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Canadian Business - Discontinued Operations
On May 31, 2017 we closed on the sale of our Canadian business, which included our 20% non-operated interest in the AOSP to Shell and Canadian Natural Resources Limited for $2.5 billion, excluding closing adjustments. Under the terms of the agreement, $1.8 billion was paid to us upon closing. At closing we received two notes receivable for a combined $750 million for the remaining proceeds, which was received in the first quarter of 2018. In the first quarter of 2017, we recorded a non-cash impairment charge of $6.6 billion (after-tax of $4.96 billion) primarily related to the property, plant and equipment of our Canadian business. This impairment was recorded for excess net book value over anticipated sales proceeds less costs to sell. Fair values of assets held for sale were determined based upon the anticipated sales proceeds less costs to sell, which resulted in a Level 2 classification. As the effective date of the transaction was January 1, 2017, we recorded a loss on sale of $43 million during the second quarter of 2017 due to second quarter results of operations from our Canadian business that were recorded in our financial statements, but transferred to the buyer upon closing.
Our Canadian business is reflected as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for all periods presented. The following table contains select amounts reported in our historical consolidated statements of income and consolidated statements of cash flows as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Total revenue and other income	$—	$173	$—	$431
Net gain (loss) on disposal of assets	—	(43)	—	(43)
Total revenues and other income	—	130	—	388
Costs and expenses:
Production	—	103	—	254
Depreciation, depletion and amortization	—	1	—	40
Impairments	—	—	—	6,636
Other	—	12	—	25
Total costs and expenses	—	116	—	6,955
Pretax income (loss) from discontinued operations	—	14	—	(6,567)
Provision (benefit) for income taxes	—	—	—	(1,674)
Income (loss) from discontinued operations	$—	$14	$—	$(4,893)

	Six Months Ended June 30,
(In millions)	2018	2017

Cash flow from discontinued operations:
Operating activities	$—	$141
Investing activities	—	(13)
Changes in cash included in current assets held for sale	—	2
Net increase in cash and cash equivalents of discontinued operations	$—	$130

6. Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, natural gas liquids ("NGLs") and natural gas under spot and term agreements with our customers in the U.S. and various international locations.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas.

	Three Months Ended June 30, 2018
United States E&P				Northern
(In millions)	Eagle Ford	Bakken	Oklahoma	Delaware	Other U.S.	Total
Crude oil and condensate	$394	$405	$111	$59	$44	$1,013
Natural gas liquids	45	17	45	6	2	115
Natural gas	33	8	38	2	5	86
Other	1	—	—	—	6	7
Revenues from contracts with customers	$473	$430	$194	$67	$57	$1,221

	Three Months Ended June 30, 2018
International E&P				Other
(In millions)	E.G.	U.K.	Libya	International	Total
Crude oil and condensate	$100	$71	$—	$22	$193
Natural gas liquids	1	3	—	—	4
Natural gas	10	12	—	—	22
Other	—	7	—	—	7
Revenues from contracts with customers	$111	$93	$—	$22	$226

	Six Months Ended June 30, 2018
United States E&P				Northern
(In millions)	Eagle Ford	Bakken	Oklahoma	Delaware	Other U.S.	Total
Crude oil and condensate	$760	$735	$226	$114	$97	$1,932
Natural gas liquids	87	32	82	12	5	218
Natural gas	66	18	81	7	12	184
Other	3	—	—	—	9	12
Revenues from contracts with customers	$916	$785	$389	$133	$123	$2,346

	Six Months Ended June 30, 2018
International E&P				Other
(In millions)	E.G.	U.K.	Libya	International	Total
Crude oil and condensate	$171	$166	$187	$45	$569
Natural gas liquids	2	3	—	—	5
Natural gas	19	20	9	—	48
Other	—	16	—	—	16
Revenues from contracts with customers	$192	$205	$196	$45	$638

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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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
The amounts due to midstream entities for gathering and processing services are recognized as shipping and handling cost, since we make those payments in exchange for distinct services. Under some of our natural gas processing agreements, we have an option to take the processed natural gas and NGLs in-kind and sell to customers other than the processing company. In those circumstances, our performance obligations are complete after delivering the processed hydrocarbons to the customer at the designated delivery points, which may be the tailgate of the processing plant or an alternative delivery point requested by the customer.
We have “percentage-of-proceeds” arrangements with some midstream entities where they retain a percentage of the proceeds collected for selling our processed natural gas and NGLs as compensation for their processing and marketing services. We recognize revenue for the gross sales volumes and recognize the proceeds retained by midstream companies as shipping and handling cost.
Contract receivables and assets
The following table provides information about receivables and contract assets from contracts with customers.

(In millions)	June 30, 2018	January 1, 2018
Receivables from contracts with customers, which are included in receivables, less reserves	$836	$811
Contract asset	$33	$—
The contract asset represents crude oil delivered in the U.K. to a customer for which payment will be collected over time as it becomes due under the pricing terms stipulated in the sales agreement. As a practical expedient, when the balance of this U.K. customer is a contract asset, we do not adjust revenue for the effects of a significant financing element as the period

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

between when crude oil is delivered to the customer and when payment is expected to be received is one year or less at contract inception.
Significant changes in the contract asset balance during the period are as follows.

Six Months Ended
(In millions)	June 30, 2018
Contract asset balance as of January 1, 2018	$—
Revenue recognized as performance obligations are satisfied	86
Amounts invoiced to customers	(53)
Contract asset balance as of June 30, 2018	$33

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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2018
			Not Allocated
(In millions)	U.S. E&P	Int'l E&P	to Segments		Total
Revenues from contracts with customers	$1,221	$226	$—		$1,447
Net gain (loss) on commodity derivatives	(107)	—	(45)	(b)	(152)
Income from equity method investments	—	60	—		60
Net gain (loss) on disposal of assets	—	—	50		50
Other income	2	2	8		12
Less:
Production expenses	153	52	—		205
Shipping, handling and other operating	117	10	(1)		126
Exploration	64	1	—		65
Depreciation, depletion and amortization	556	50	6		612
Impairments	—	—	34	(c)	34
Taxes other than income	68	—	(3)		65
General and administrative	35	9	61		105
Net interest and other	—	—	65		65
Other net periodic benefit costs	—	(2)	2	(d)	—
Income tax provision (benefit)	—	26	18		44
Segment income (loss) / Income (loss) from continuing operations	$123	$142	$(169)		$96
Capital expenditures (a)	$641	$16	$5		$662

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 12).

(c)	Primarily a result of anticipated sales of certain non-core proved properties in our International and United States E&P segments (See Note 11).

(d)	Includes pension settlement loss of $2 million (See Note 16).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2017
			Not Allocated
(In millions)	U.S. E&P	Int'l E&P	to Segments		Total
Revenues from contracts with customers	$682	$220	$—		$902
Net gain (loss) on commodity derivatives	13	—	43	(b)	56
Marketing revenues	7	28	—		35
Income from equity method investments	—	51	—		51
Net gain on disposal of assets	—	—	6		6
Other income	2	4	3		9
Less:
Production expenses	118	60	—		178
Marketing costs	9	29	—		38
Shipping, handling and other operating	96	13	2		111
Exploration	30	—	—		30
Depreciation, depletion and amortization	495	89	8		592
Taxes other than income	33	—	12		45
General and administrative	30	9	51		90
Net interest and other	—	—	86		86
Other net periodic benefit costs	—	(2)	3	(c)	1
Income tax provision (benefit)	—	46	(5)		41
Segment income (loss) / Income (loss) from continuing operations	$(107)	$59	$(105)		$(153)
Capital expenditures (a)	$575	$14	$10		$599

(a)	Includes accruals.

(b)	Unrealized gain on commodity derivative instruments (See Note 12).

(c)	Includes pension settlement loss of $3 million (See Note 16).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
			Not Allocated
(In millions)	U.S. E&P	Int'l E&P	to Segments		Total
Revenues from contracts with customers	$2,346	$638	$—		$2,984
Net gain (loss) on commodity derivatives	(166)	—	(88)	(b)	(254)
Income from equity method investments	—	97	—		97
Net gain (loss) on disposal of assets	—	—	307	(c)	307
Other income	5	3	8		16
Less:
Production expenses	304	119	(1)		422
Shipping, handling and other operating	228	29	(1)		256
Exploration	115	2	—		117
Depreciation, depletion and amortization	1,084	104	14		1,202
Impairments	—	—	42	(d)	42
Taxes other than income	132	—	(3)		129
General and administrative	71	18	116		205
Net interest and other	—	—	110		110
Other net periodic benefit costs	—	(4)	7	(e)	3
Income tax provision (benefit)	3	196	13		212
Segment income (loss) / Income (loss) from continuing operations	$248	$274	$(70)		$452
Capital expenditures (a)	$1,252	$22	$10		$1,284

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 12).

(c)	Primarily related to the gain on sale of our Libya subsidiary (See Note 5).

(d)	Primarily a result of anticipated sales of certain non-core proved properties in our International and United States E&P segments (See Note 11).

(e)	Includes pension settlement loss of $6 million (See Note 16).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
			Not Allocated
(In millions)	U.S. E&P	Int'l E&P	to Segments		Total
Revenue from contracts with customers	$1,352	$423	$—		$1,775
Net gain (loss) on commodity derivatives	17	—	120	(b)	137
Marketing revenues	13	56	—		69
Income from equity method investments	—	120	—		120
Net gain (loss) on disposal of assets	1	—	6		7
Other income	6	14	3		23
Less:
Production expenses	227	104	—		331
Marketing costs	16	56	—		72
Shipping, handling and other operating	170	28	2		200
Exploration	56	2	—		58
Depreciation, depletion and amortization	967	164	17		1,148
Impairments	4	—	—		4
Taxes other than income	72	—	12		84
General and administrative	63	15	109		187
Net interest and other	—	—	164		164
Other net periodic benefit costs	—	(4)	15	(c)	11
Income tax provision (benefit)	—	96	(21)		75
Segment income (loss) / Income (loss) from continuing operations	$(186)	$152	$(169)		$(203)
Capital expenditures (a)	$924	$23	$11		$958

(a)	Includes accruals.

(b)	Unrealized gain on commodity derivative instruments (See Note 12).

(c)	Includes pension settlement loss of $17 million (See Note 16).

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

For the second quarter and six months ended June 30, 2018 and 2017, our effective income tax rates from continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective income tax expense (benefit) rate from continuing operations	31%	37%	32%	59%

The following items caused the effective tax rates from continuing operations to be different from our U.S. statutory tax rate of 21% and 35% for 2018 and 2017:

•
Income taxes for the second quarter 2018 were impacted by foreign currency revaluation. During the six months ended June 30, 2018 income taxes were impacted by tax expense in Libya of $162 million, and we maintained our valuation allowance on our net federal deferred tax assets in the U.S.

•
Income taxes for the second quarter 2017 were impacted by tax expense in Libya of $32 million. During the six months ended June 30, 2017, we incurred tax expense in Libya of $77 million, settled our 2011-2013 Alaska income tax audit resulting in a tax benefit of $13 million, and maintained our valuation allowance on our net federal deferred tax assets in the U.S.

Excluding Libya, the effective income tax expense and benefit rates from continuing operations were an expense of 10% and a benefit of 1% for the six months ended June 30, 2018 and 2017. As a result of the sale of our Libya subsidiary in the first quarter of 2018, see Note 5 for further detail, we do not expect to incur further tax expense related to our Libya subsidiary. During 2018 and 2017, income taxes for Libya were recorded as a discrete item due to the uncertainty around the timing of future production and sales volumes.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Reform Legislation”). Tax Reform Legislation, which is also commonly referred to as “U.S. Tax Reform”, significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018, and repeal of the corporate alternative minimum tax ("AMT"), and a one-time deemed repatriation of accumulated foreign earnings. In the fourth quarter of 2017, we remeasured our deferred taxes at 21%, in accordance with U.S. GAAP standards. We plan to finalize certain tax positions when we file our 2017 federal tax return, and subsequently conclude whether any further adjustments are required to our net tax position as of December 31, 2017. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. As of the second quarter of 2018, there are no material impacts on tax expense with respect to the finalization of tax positions taken due to Tax Reform Legislation.
9.   Inventories
 Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

	June 30,	December 31,
(In millions)	2018	2017
Crude oil and natural gas	$11	$9
Supplies and other items	106	117
Inventories	$117	$126

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

10.  Property, Plant and Equipment, net of Accumulated Depreciation, Depletion and Amortization

	June 30,	December 31,
(In millions)	2018	2017
United States E&P	$15,953	$15,867
International E&P	846	1,710
Corporate	82	88
Net property, plant and equipment	$16,881	$17,665
Exploratory well costs capitalized greater than one year after completion of drilling are associated with one project in E.G. with costs of $32 million as of both June 30, 2018 and December 31, 2017.
11. Impairments
The following table summarizes impairment charges of proved properties from continuing operations. Additionally, it presents the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Three Months Ended June 30,
	2018		2017
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets	$69	$34	$—	$—

	Six Months Ended June 30,
	2018		2017
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets	$69	$42	$—	$4

•
2018 - During the first six months of 2018 we recorded pre-tax non-cash proved property impairments of $42 million, to a fair value of $69 million, primarily as a result of anticipated sales proceeds for certain non-core proved properties in our International and United States E&P segments. The related fair value measurement utilized the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification. See Note 5 for discussion of the divestitures in further detail.

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

	June 30, 2018
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$9	$—	$9	Other long-term assets
Commodity	—	231	$(231)	Other current liabilities
Commodity	—	6	$(6)	Deferred credits and other liabilities
Total Not Designated as Hedges	$9	$237	$(228)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$—	$138	$(138)	Other current liabilities
Commodity	—	2	(2)	Deferred credits and other liabilities
Total Not Designated as Hedges	$—	$140	$(140)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Interest Rate Swaps
Beginning balance	$—	$61	$—	$60
Change in fair value recognized in other comprehensive income	—	(14)	—	(13)
Reclassification from other comprehensive income	—	(1)	—	(1)
Ending balance	$—	$46	$—	$46
Commodity Derivatives
We have entered into multiple crude oil and natural gas derivatives indexed to NYMEX WTI and Henry Hub related to a portion of our forecasted United States E&P sales through 2020. These commodity derivatives consist of three-way collars and basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI/Henry Hub price plus the difference between the floor and the sold put price. These commodity derivatives were not designated as hedges. The following table sets forth outstanding derivative contracts as of June 30, 2018 and the weighted average prices for those contracts:

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Crude Oil	3Q 2018	4Q 2018	FY 2019	FY 2020
Three-Way Collars
Volume (Bbls/day)	95,000	95,000	50,000	—
Weighted average price per Bbl:
Ceiling	$57.65	$57.65	$71.74	—
Floor	$52.11	$52.11	$56.01	—
Sold put	$45.21	$45.21	$48.91	—
Basis Swaps (a)
Volume (Bbls/day)	10,000	10,000	10,000	15,000
Weighted average price per Bbl	$(0.67)	$(0.67)	$(0.82)	$(0.94)

Natural Gas	3Q 2018	4Q 2018
Three-Way Collars
Volume (MMBtu/day)	160,000	160,000
Weighted average price per MMBtu:
Ceiling	$3.61	$3.61
Floor	$3.00	$3.00
Sold put	$2.50	$2.50

(a)	The basis differential price is between WTI Midland and WTI Cushing.

The mark-to-market impact and settlement of these commodity derivative instruments appears in net gain (loss) on commodity derivatives in our consolidated statements of income for the three and six month periods ended June 30, 2018 and 2017. The mark-to-market impact for the three and six month periods ended June 30, 2018 was a loss of $45 million and a loss of $88 million compared to a gain of $43 million and $120 million for the same respective periods in 2017. Net settlements of commodity derivative instruments for the three and six month periods ended June 30, 2018 was a loss of $107 million and $166 million compared to a gain of $13 million and $17 million for the respective periods in 2017.
13.  Fair Value Measurements
 Fair Values - Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by fair value hierarchy level.

	June 30, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity (a)	$48	$—	$—	$48
Derivative instruments, assets	$48	$—	$—	$48
Derivative instruments, liabilities
Commodity (a)	$—	$(276)	$—	$(276)
Derivative instruments, liabilities	$—	$(276)	$—	$(276)

(a)	Derivative instruments are recorded on a net basis in our balance sheet. See Note 12.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Derivative instruments, assets	$—	$—	$—	$—
Derivative instruments, liabilities
Commodity (a)	$(20)	$(120)	$—	$(140)
Derivative instruments, liabilities	$(20)	$(120)	$—	$(140)

(a)	Derivative instruments are recorded on a net basis in our balance sheet. See Note 12.
Commodity derivatives include three-way collars and basis swaps. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For basis swaps, inputs to the models include only commodity prices and interest rates and are categorized as Level 1 because all assumptions and inputs are observable in active markets throughout the term of the instruments. For three-way collars, inputs to the models include commodity prices, and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
Historically, both our interest rate swaps and forward starting interest rate swaps were measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 12 for additional discussion of the types of derivative instruments we used.
Fair Values - Goodwill
As of June 30, 2018, our consolidated balance sheet included goodwill of $98 million. Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value may have been reduced below its carrying value. Goodwill is tested for impairment at the reporting unit level. Our reporting units are the same as our reporting segments, of which only International E&P includes goodwill. Our policy is to first assess the qualitative factors in order to determine whether the fair value of our International E&P reporting unit is more likely than not less than its carrying amount. Certain qualitative factors used in our evaluation include, among other things, the results of the most recent quantitative assessment of the goodwill impairment test, macroeconomic conditions; industry and market conditions (including commodity prices and cost factors); overall financial performance; and other relevant entity-specific events. If, after considering these events and circumstances we determined that it is more likely than not the fair value of the International E&P reporting unit is less than its carrying amount, a quantitative goodwill test is performed.
During the second quarter of 2018, we performed our annual impairment test of goodwill using the qualitative assessment. Our qualitative assessment considered the significant excess fair value over carrying value in our most recent step one test (second quarter 2017) and noted a general improvement in the qualitative factors described above which could have a positive or negative impact on goodwill. After assessing the totality of the qualitative factors, our assessment did not indicate that it is more likely than not that the fair value is less than its carrying value. As a result, we concluded that no impairment to goodwill was required for our International E&P reporting unit.
Fair Values – Nonrecurring
See Note 5 and Note 11 for detail on our fair values for nonrecurring items, such as impairments.

Fair Values – Financial Instruments
Our current assets and liabilities include financial instruments, the most significant of which are receivables, the current portion of long-term debt and payables. We believe the carrying values of our receivables and payables approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our credit rating, and (3) our historical incurrence of and expected future insignificant bad debt expense, which includes an evaluation of counterparty credit risk.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Fair	Carrying	Fair	Carrying
(In millions)	Value	Amount	Value	Amount
Financial assets
Current assets (a)	$48	$48	$762	$761
Other noncurrent assets	85	89	135	137
Total financial assets	$133	$137	$897	$898
Financial liabilities
Other current liabilities	$32	$44	$32	$43
Long-term debt, including current portion (b)	5,791	5,528	5,976	5,526
Deferred credits and other liabilities	100	97	110	103
Total financial liabilities	$5,923	$5,669	$6,118	$5,672

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
14.  Debt
Revolving Credit Facility
As of June 30, 2018, we had no borrowings against our $3.4 billion revolving credit facility (the “Credit Facility”), as described below.
The Credit Facility includes a covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of each fiscal quarter. If an event of default occurs, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of June 30, 2018, we were in compliance with this covenant with a debt-to-capitalization ratio of 31%.
Long-term debt
As of June 30, 2018 we had $5.5 billion in long-term debt outstanding, with our next debt maturity in the amount of $600 million due in 2020.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

15.    Incentive Based Compensation
 Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first six months of 2018:

	Stock Options			Restricted Stock Awards & Units
	Number of Shares		Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	10,330,776		$25.52	7,572,845	$14.24
Granted	856,890	(a)	$14.52	4,622,514	$14.57
Options Exercised/Stock Vested	(1,349,984)		$13.52	(2,757,023)	$15.87
Canceled	(1,667,972)		$30.10	(531,203)	$14.13
Outstanding at June 30, 2018	8,169,710		$25.41	8,907,133	$13.91
(a)    The weighted average grant date fair value of stock option awards granted was $5.82 per share.
Stock-based performance unit awards
 During the first six months of 2018, we granted 754,140 stock-based performance units to certain officers. The grant date fair value per unit was $17.02.

16.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$5	$5	$—	$—
Interest cost	6	7	2	2
Expected return on plan assets	(8)	(10)	—	—
Amortization:
– prior service cost (credit)	(3)	(2)	(2)	(1)
– actuarial loss	3	2	1	—
Net settlement loss (a)	2	3	—	—
Net periodic benefit cost	$5	$5	$1	$1

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$9	$11	$1	$1
Interest cost	13	15	4	4
Expected return on plan assets	(17)	(22)	—	—
Amortization:
– prior service cost (credit)	(5)	(4)	(4)	(3)
– actuarial loss	6	4	1	—
Net settlement loss (a)	6	17	—	—
Net periodic benefit cost	$12	$21	$2	$2

(a)	Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

During the first six months of 2018, we recorded the effects of settlements of our U.S. pension plans. As required, we remeasured the plans’ assets and liabilities as of the applicable balance sheet dates. The cumulative effects of these events are included in the remeasurement and reflected in both the pension liability and net periodic benefit cost.

During the first six months of 2018, we made contributions of $42 million to our funded pension plans and we expect to make additional contributions up to an estimated $23 million over the remainder of 2018.  During the first six months of 2018, we made payments of $12 million and $11 million related to unfunded pension plans and other postretirement benefit plans.

17.  Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents a summary of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017	Income Statement Line

Postretirement and postemployment plans
Amortization of prior service credit	$5	$3	$9	$7	Other net periodic benefit costs
Amortization of actuarial loss	(4)	(2)	(7)	(4)	Other net periodic benefit costs
Net settlement loss	(2)	(3)	(6)	(17)	Other net periodic benefit costs

Derivative hedges
Ineffective portion of derivative hedge	—	(1)	—	(1)	Net interest and other
	(1)	(3)	(4)	(15)	Income (loss) from continuing operations before income taxes
	—	—	—	—	(Provision) benefit for income taxes
Total reclassifications to expense, net of tax	(1)	(3)	(4)	(15)	Income (loss) from continuing operations
Other insignificant, net of tax	(4)	—	(4)	—	Net interest and other

Foreign currency hedges
Net recognized loss in discontinued operations, net of tax	—	—	—	(30)	Income (loss) from discontinued operations
Total reclassifications to expense	$(5)	$(3)	$(8)	$(45)	Net income (loss)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

18.  Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash (used in) operating activities:
Interest paid, net of amounts capitalized	$(134)	$(193)
Income taxes paid to taxing authorities	(282)	(43)
Noncash investing activities, related to continuing operations:
Notes receivable for disposal of assets	—	742
Other noncash investing activities include accrued capital expenditures as of June 30, 2018 and 2017 of $303 million and $338 million.
19. Equity Method Investments
During the periods ended June 30, 2018 and December 31, 2017 our equity method investees were considered related parties and included:

•	EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.

•	AMPCO, in which we have a 45% interest. AMPCO is engaged in methanol production activity.
Our equity method investments are summarized in the following table:

	Ownership as of	June 30,	December 31,
(In millions)	June 30, 2018	2018	2017
EGHoldings	60%	$414	$456
Alba Plant LLC	52%	189	214
AMPCO	45%	185	177
Total		$788	$847
Summarized financial information for equity method investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Income data:
Revenues and other income	$228	$199	$426	$438
Income from operations	143	113	240	265
Net income	123	101	202	235
20.   Commitments and Contingencies
The U.K. tax authorities have challenged the timing of deductibility for certain Brae area decommissioning costs, which we claimed for U.K. corporation tax purposes.  The dispute relates to the timing of the deduction and does not dispute the general deductibility of decommissioning costs. In the fourth quarter of 2017, we received notification from the U.K.’s First-tier Tribunal that the decommissioning cost deductions, which we had claimed, were not allowable. We are progressing our appeal against this decision and estimate that any revisions to current and deferred tax liabilities, if we do not prevail in the appeals process, would have no cumulative adverse earnings impact on our consolidated results of operations. In accordance with U.K. regulations, in the fourth quarter of 2017, we paid the amount of tax and interest in question, approximately $108 million, prior to our appeal.  If we ultimately prevail in appeals, the U.K. tax authorities will refund the tax and interest, however, if we ultimately lose in appeals no material future payments related to this issue will be required.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

outcome and impact to us cannot be predicted with certainty, we believe the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
We have incurred and will continue to incur capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations.  If these expenditures, as with all costs, are not ultimately offset by the prices we receive for our products and services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations.  However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas and production processes.

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
Executive Overview
We are an independent exploration and production company based in Houston, Texas focused on U.S. unconventional resource plays with operations in the United States, Europe and Africa. Total proved reserves were 1.4 billion boe at December 31, 2017, and total assets were $21.9 billion at June 30, 2018. During the second quarter 2018, we continued our portfolio transformation, maintained a strong balance sheet and delivered solid operational performance across our portfolio.
Key highlights include the following:
Simplifying and concentrating our portfolio

•	In July we closed on the sale of non-core, non-operated conventional assets in the U.S. E&P segment, including two in the Gulf of Mexico, further concentrating and simplifying the portfolio.

•
We signed an agreement on the sale of our interest in the non-operated Atrush block in Kurdistan for proceeds of $56 million, and expect to close this transaction by the end of 2018 completing a full country exit.

•
Resource play leasing and exploration capital expenditures totaled $154 million for the quarter and $248 million for the year, which were more than fully funded through the divestiture proceeds received in the first quarter 2018.

Liquidity

•	At the end of the second quarter 2018, we had approximately $5.1 billion of liquidity, comprised of $1.7 billion in cash and an undrawn $3.4 billion revolving credit facility.

•
In the first six months of 2018 cash provided by operating activities from continuing operations increased over 50% to $1,416 million as a result of increased price realizations and increased sales volumes in our U.S. resource plays.

Financial and operational results

•
Total net sales volumes for the quarter increased to 419 mboed. This represents an increase in net sales volumes of 17% compared to the same quarter last year and includes an increase of over 40% from the U.S resource plays to 285 mboed.

•	Wells to sales for the quarter increased over 35% in the U.S. resource plays compared to the same quarter last year.

•
Our net income per share from continuing operations was $0.11 in the second quarter of 2018 as compared to a net loss per share of $0.18 in the same period last year. Included in net income results for the current quarter:

◦
An increase in revenues of approximately 60% to $1,447 million compared to the same quarter last year as a result of increased price realizations and increased sales volumes in our U.S. resource plays. Notably, the current quarter increased 60% compared to the same quarter last year even with the sale of our Libyan subsidiary in 2018.

◦
Net loss on commodity derivatives was $152 million compared to a net gain of $56 million in the same quarter last year due to the increases in current quarter index pricing as well as higher forecast long-term commodity prices.

◦	Total costs and expenses from operations, excluding impairments, increased 9% primarily as a result of sales mix and sales volumes which increased 17% during the quarter.

◦	Impairments of $34 million were primarily a result of anticipated sales of certain non-core proved properties in our

International and United States E&P segments during the quarter.

◦	Net interest and other decreased by $21 million in the current quarter to $65 million primarily due to the reduction of total debt of approximately $1.75 billion in the second half of 2017.
Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
United States E&P (mboed)	298	222	34%	291	215	35%
International E&P (a) (mboed)	121	135	(10)%	133	131	2%
Total Continuing Operations (mboed)	419	357	17%	424	346	23%

(a)
We closed on the sale of our subsidiary, Marathon Oil Libya Limited, which held our 16.33% non-operated interest in the Waha concessions in Libya in the first quarter of 2018. Three months ended June 30, 2017 includes net sales volumes relating to Libya of 11 mboed. Six months ended June 30, 2018 and 2017 includes net sales volumes relating to Libya of 16 mboed and 12 mboed.

United States E&P

Net sales volumes in the segment were higher in the second quarter 2018 primarily as a result of new wells to sales across all U.S. resource plays. The following tables provide details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	106	100	6%	105	100	5%
Bakken	82	49	67%	78	48	63%
Oklahoma	80	49	63%	77	46	67%
Northern Delaware	17	4	325%	17	2	750%
Other United States (a)	13	20	(35)%	14	19	(26)%
Total United States E&P	298	222	34%	291	215	35%

(a)	The three and six months ended June 30, 2018 includes decreases of 3 mboed, relating to the disposition of certain conventional assets in Oklahoma in September 2017 and Colorado in October 2017.

	Three Months Ended June 30, 2018
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	59%	84%	23%	63%	56%
Natural gas liquids	21%	9%	30%	20%	20%
Natural gas	20%	7%	47%	17%	24%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross Operated - U.S. Resource Plays

Eagle Ford:
Wells drilled to total depth	33	53	67	98
Wells brought to sales	39	41	73	88
Bakken:
Wells drilled to total depth	24	33	43	45
Wells brought to sales	21	2	32	6
Oklahoma:
Wells drilled to total depth	10	23	23	38
Wells brought to sales	17	20	34	32
Northern Delaware
Wells drilled to total depth	21	2	41	2
Wells brought to sales	13	2	22	2

•
Eagle Ford – Our net sales volumes were 106 mboed in the second quarter of 2018 which was 6% higher compared to the prior year quarter. We continued to deliver impressive results from core Karnes County, where the six-well Karnes City NE pad delivered strong well results. We continued to generate strong cash flow in the quarter through a combination of well performance and oil realizations above WTI due to strong LLS-based pricing.

•
Bakken – Our net sales volumes of 82 mboed represent a 67% increase over the prior year quarter of 49 mboed. We brought 21 gross company-operated wells to sales in the second quarter 2018, twelve of which were in core Hector which delivered strong well results. We continued our efforts to uplift performance outside the Myrmidon and Hector core, with enhanced completion techniques being applied for the first time in Elk Creek with the three-well Bear Den pad achieving impressive well performance. We remain in full compliance with state gas capture requirements, and anticipate no impact to forward development plans.

•
Oklahoma – Our net sales volumes in the second quarter 2018 increased by 63% from the year ago quarter, with net sales volumes of 80 mboed. In the SCOOP, we brought on the four-well Woodford Lightner infill pad on 660-foot spacing across a half section, which exceeded expectations. In the STACK, four Meramec wells in the Siegrist infill pad achieved well results which met our expectations with strong oil rates. We also signed a firm transportation agreement for 100 million cubic feet per day, beginning in fourth quarter 2018, to protect near-term natural gas production and bridge to the start-up of the Midship Pipeline on which we are an anchor shipper.

•
Northern Delaware – Our net sales volumes were 17 mboed in the second quarter 2018. We brought 13 gross company-operated wells to sales in the Malaga area in Eddy County. Drilling efficiencies enabled us to reduce our rig count from five to four in the second quarter 2018, without changing our full-year estimate of wells to sales. In June 2018, we executed an agreement with San Mateo for water gathering and disposal in Eddy County, which will significantly reduce unit production costs. We continue to benefit from our Midland-Cushing basis swaps, with open positions that include 10,000 bopd hedged for the second half of 2018 and all of 2019, and 15,000 bopd hedged for full-year 2020, all at a discount of less than $1 to WTI . See Note 12 to the consolidated financial statements for further information.

International E&P
Net sales volumes were lower in the second quarter of 2018 compared to the second quarter of 2017 primarily due to the sale of our subsidiary in Libya and timing of our liftings in the U.K. The following table provides details regarding net sales volumes for our significant operations within this segment.

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	103	105	(2)%	98	104	(6)%
United Kingdom(a)	14	18	(22)%	15	14	7%
Libya	—	11	(100)%	16	12	33%
Other International	4	1	300%	4	1	300%
Total International E&P	121	135	(10)%	133	131	2%
Equity Method Investees
LNG (mtd)	6,141	6,243	(2)%	5,843	6,195	(6)%
Methanol (mtd)	1,316	1,182	11%	1,256	1,244	1%
Condensate & LPG (boed)	12,689	11,608	9%	12,553	13,069	(4)%

(a)	Includes natural gas acquired for injection and subsequent resale.

•
Equatorial Guinea – Net sales volumes in the first six months of 2018 were lower than the first six months of 2017 as a result of planned maintenance activities at our LPG and LNG production facilities.

•	United Kingdom – Second quarter 2018 net sales volumes were lower compared to the second quarter of 2017 primarily due to the timing of liftings during the second quarter of 2018.

•	Libya – During the first quarter of 2018 we closed on the sale of our subsidiary in Libya, see Note 5 to the consolidated financial statements for further information.

Market Conditions
Crude oil and condensate and NGLs benchmarks increased in the second quarter and first six months of 2018 as compared to the same period in 2017.
United States E&P
 The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the second quarter and first six months of 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Average Price Realizations (a)
Crude oil and condensate (per bbl) (b)	$66.03	$45.81	44%	$64.16	$47.09	36%
Natural gas liquids (per bbl)	22.09	17.61	25%	22.49	18.46	22%
Natural gas (per mcf) (c)	2.18	3.05	(29)%	2.38	3.03	(21)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$67.91	$48.15	41%	$65.46	$49.95	31%
LLS crude oil average of daily prices (per bbl)	72.96	50.18	45%	69.48	51.77	34%
Mont Belvieu NGLs (per bbl) (d)	28.28	20.99	35%	27.29	21.95	24%
Henry Hub natural gas settlement date average (per mmbtu)	2.80	3.18	(12)%	2.90	3.25	(11)%

(a)	Excludes gains or losses on commodity derivative instruments.

(b)
Inclusion of realized gains (losses) on crude oil derivative instruments would have increased (decreased) crude oil and condensate average price realizations by $(7.04) per bbl and $1.07 per bbl for the second quarter 2018 and 2017 and $(5.71) and $0.72 per bbl for the first six months of 2018 and 2017.

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
Natural gas – A significant portion of our natural gas production is sold at bid-week prices, or first-of-month indices relative to our specific producing areas.
International E&P
The following table presents our average price realizations and the related benchmark for crude oil for the second quarter and first six months of 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$66.12	$47.04	41%	$66.19	$48.58	36%
Natural gas liquids (per bbl)	2.91	1.77	64%	2.40	2.83	(15)%
Natural gas (per mcf)	0.52	0.57	(9)%	0.59	0.56	5%
Benchmark
Brent (Europe) crude oil (per bbl) (a)	$74.50	$49.67	50%	$70.65	$51.68	37%

(a)	Average of monthly prices obtained from the United States Energy Information Agency website.

United Kingdom
Crude oil and condensate – Our production is generally sold in relation to the Brent crude benchmark.

Equatorial Guinea
Crude oil and condensate – Our production from the Alba Field is primarily condensate and generally sold in relation to the Brent crude benchmark. The Alba Plant processes the rich hydrocarbon gas which is supplied by the Alba Field under a fixed price long term contract.  The Alba Plant extracts NGL’s and secondary condensate which is sold by Alba Plant at market prices, with our share of the revenue reflected in the income from equity method investments on the consolidated statements of income.
Natural gas liquids – Wet gas is sold to Alba Plant at a fixed-price term contact resulting in realized prices not fully tracking market price.  Alba Plant extracts NGLs, which are sold at market price, with our share of income from Alba Plant being reflected in the income from equity method investments on the consolidated statements of income.
Natural gas – Dry natural gas is sold to EG Holdings and AMPCO at fixed-price long term contracts resulting in realized prices not fully tracking market price.  We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO that market LNG and Methanol respectively at market prices.
Results of Operations
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended June 30,
(In millions)	2018	2017
Revenues from contracts with customers
United States E&P	$1,221	$682
International E&P	226	220
Segment revenues from contracts with customers	$1,447	$902
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

	Three Months Ended	Increase (Decrease) Related to		Three Months Ended
(In millions)	June 30, 2017	Price Realizations	Net Sales Volumes	June 30, 2018
United States E&P Price-Volume Analysis
Crude oil and condensate	$524	$310	$179	$1,013
Natural gas liquids	64	23	28	115
Natural gas	94	(34)	26	86
Other sales	—			7
Total	$682			$1,221
International E&P Price-Volume Analysis
Crude oil and condensate	$185	$56	$(48)	$193
Natural gas liquids	2	2	—	4
Natural gas	25	(2)	(1)	22
Other sales	8			7
Total	$220			$226
Net gain (loss) on commodity derivatives decreased $208 million in the second quarter of 2018 compared to the same period in 2017. We have multiple crude oil and natural gas derivative contracts indexed to NYMEX WTI and Henry Hub. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 12 to the consolidated financial statements for further information.
Marketing revenues decreased $35 million in the second quarter of 2018 from the comparable 2017 period. This decrease is the result of adopting the new revenue standard, ASC Topic 606, Revenue from Contracts with Customers during the first quarter of 2018. As a result of this standard, we have changed our presentation of marketing revenues and marketing expenses from the historical gross presentation to a net presentation.
Net gain on disposal of assets increased $44 million in the second quarter of 2018 primarily related to a gain on sale associated with an acreage swap in our United States E&P segment.

Production expenses increased $27 million in the second quarter of 2018 versus the same period in 2017 primarily due to higher sales volumes across our U.S. E&P segment. United States E&P increased $35 million primarily due to our entry into Northern Delaware late in the second quarter 2017, as well as new wells to sales across all U.S. resource plays. International E&P decreased $8 million primarily due to the timing of our U.K. liftings, which resulted in decreased sales volumes during the second quarter 2018.
The following table provides production expense rates for each segment:

	Three Months Ended June 30,
($ per boe)	2018	2017
Production Expense Rate
United States E&P	$5.66	$5.86
International E&P	$4.71	$4.86
Marketing costs decreased $38 million in the second quarter of 2018 from the comparable 2017 period. This decrease is the result of adopting the new revenue standard, ASC Topic 606, Revenue from Contracts with Customers during the first quarter of 2018. As a result of this standard, we have changed our presentation of marketing revenues and marketing expenses from the historical gross presentation to a net presentation.
Shipping, handling and other operating expenses increased $15 million in the second quarter of 2018 primarily due to an increase in our shipping and handling expenses as a result of increased sales volumes in our United States E&P segment.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which increased $35 million in the second quarter of 2018. The increase in unproved property impairments is primarily due to leases that we decided not to drill or extend with near term expirations and as a result of increasing the number of leases in our portfolio through acquisition.
The following table summarizes the components of exploration expenses:

	Three Months Ended June 30,
(In millions)	2018	2017
Exploration Expenses
Unproved property impairments	$41	$25
Dry well costs	10	—
Geological and geophysical	8	—
Other	6	5
Total exploration expenses	$65	$30
Depreciation, depletion and amortization increased $20 million in the second quarter of 2018. United States E&P DD&A expense increased by $61 million primarily due to higher sales volumes across all U.S. resource plays, as well as our acquisition and development of Northern Delaware in 2017. In our International E&P segment, we had a decrease of $39 million primarily due to the timing of our U.K. liftings, which resulted in decreased sales volumes during the second quarter 2018. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by changes in reserves, capitalized costs, and sales volume mix by field, can also impact our DD&A. Our United States E&P DD&A rate decreased in the second quarter of 2018 primarily due to increased proved developed reserves in our U.S. resource plays in 2017; as well as reduced capitalized costs relating to the Gulf of Mexico non-cash impairment charge in 2017. The DD&A rate for our International E&P decreased as a result of the reduction of our estimated U.K. asset retirement costs in the second half of 2017.

	Three Months Ended June 30,
($ per boe)	2018	2017
DD&A Rate
United States E&P	$20.48	$24.49
International E&P	$4.53	$7.23

Impairments increased $34 million in the second quarter of 2018. Impairments in the second quarter of 2018 were primarily a result of anticipated sales of certain non-core proved properties in our International and United States E&P segments. See Note 5 for discussion of the divestitures in further detail.
Taxes other than income includes production, severance, and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. U.S. sales volumes and revenues increased during the second quarter of 2018, which resulted in an increase of $20 million versus the same period in 2017. This was partially offset by a reduction in the reserve for non-income tax examinations relating to open tax years. The following table summarizes the components of taxes other than income:

	Three Months Ended June 30,
(In millions)	2018	2017
Taxes other than income
Production and severance	$50	$23
Ad valorem	3	1
Other	12	21
Total taxes other than income	$65	$45
General and administrative increased $15 million in the second quarter of 2018 versus the same period in 2017. This was primarily the result of improved performance of stock-based performance units tied to our total shareholder return ("TSR") as compared to our peer group.
Net interest and other decreased $21 million in the second quarter of 2018 versus the same period in 2017. This decrease was primarily due to the reduction of approximately $1.75 billion in net debt during 2017.
Provision (benefit) for income taxes reflects an effective tax rate from continuing operations of 31% in the second quarter of 2018, as compared to an effective tax rate of 37% in the second quarter of 2017. See Note 8 to the consolidated financial statements for more detail discussion concerning the rate changes.
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
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended June 30,
(In millions)	2018	2017
United States E&P	$123	$(107)
International E&P	142	59
Segment income (loss)	265	(48)
Items not allocated to segments, net of income taxes	(169)	(105)
Income (loss) from continuing operations	96	(153)
Income (loss) from discontinued operations (a)	—	14
Net income (loss)	$96	$(139)
(a) We entered into an agreement in the first quarter of 2017 to sell our Canadian business which is reflected as discontinued operations in all periods presented.
 United States E&P segment income increased $230 million after-tax in the second quarter of 2018 primarily due to higher price realizations and an increase in sales volumes, which resulted in increased revenue. This increase in sales volumes resulted in a corresponding increase to production expenses, DD&A, taxes other than income, and shipping, handling and other operating expenses which partially offset the increase to revenues.
International E&P segment income increased $83 million after-tax in the second quarter of 2018 primarily due to higher price realizations partially offset by a decrease in sales volumes in the U.K. and Libya. This decrease in sales volumes resulted in lower production and DD&A expense. Additionally, our income tax provision decreased as a result of the sale of our Libya subsidiary in the first quarter of 2018, see Note 5 to the consolidated financial statements for further information.

Results of Operations
Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Revenues from contracts with customers are presented by segment in the table below:

	Six Months Ended June 30,
(In millions)	2018	2017
Revenues from contracts with customers
United States E&P	$2,346	$1,352
International E&P	638	423
Segment revenues from contracts with customers	$2,984	$1,775

Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

	Six Months Ended	Increase (Decrease) Related to		Six Months Ended
(In millions)	June 30, 2017	Price Realizations	Net Sales Volumes	June 30, 2018
United States E&P Price-Volume Analysis
Crude oil and condensate	$1,039	$514	$379	$1,932
Natural gas liquids	133	39	46	218
Natural gas	177	(51)	58	184
Other sales	3			12
Total	$1,352			$2,346
International E&P Price-Volume Analysis
Crude oil and condensate	$353	$152	$64	$569
Natural gas liquids	6	—	(1)	5
Natural gas	48	2	(2)	48
Other sales	16			16
Total	$423			$638
Net gain (loss) on commodity derivatives decreased $391 million in the first six months of 2018 compared to the same period in 2017. We have multiple crude oil and natural gas derivative contracts indexed to NYMEX WTI and Henry Hub. We record commodity derivative gains/losses as the index pricing changes from period to period. See Note 12 to the consolidated financial statements for further information.
Marketing revenues for the first six months of 2018 decreased by $69 million from the comparable 2017 period. This decrease is the result of adopting the new revenue standard, ASC Topic 606, Revenue from Contracts with Customers during the first quarter of 2018. As a result of this standard, we have changed our presentation of marketing revenues and marketing expenses from the historical gross presentation to a net presentation.
Income from equity method investments decreased $23 million for the first six months of 2018 from the comparable 2017 period. This decrease is the result of lower volumes at our LNG production facility primarily driven by planned maintenance activities during the first quarter 2018.
Net gain on disposal of assets increased $300 million for the first six months of 2018 primarily related to the gain on sale of our subsidiary Marathon Oil Libya Limited, which holds a 16.33% non-operated interest in the Waha concessions in Libya, during the first quarter of 2018. See Note 5 to the consolidated financial statements for information about dispositions.
Production expenses for the first six months of 2018 increased by $91 million compared to the same period in 2017 primarily due to higher sales volumes across all U.S. resource plays. United States E&P increased $77 million primarily due to new wells to sales across all U.S. resource plays including the Northern Delaware, where we began operating late in the second quarter of 2017. International E&P increased $15 million primarily due to the timing of our U.K. liftings.

The first six months of 2018 production expense rate (expense per boe) was higher for International E&P due to sales volume mix within our segment and higher planned maintenance costs in E.G. due to planned maintenance activities during the first quarter 2018.

	Six Months Ended June 30,
($ per boe)	2018	2017
Production Expense Rate
United States E&P	$5.77	$5.82
International E&P	$4.91	$4.41
Marketing costs decreased $72 million in the first six months of 2018 from the comparable 2017 period. This decrease is the result of adopting the new revenue standard, ASC Topic 606, Revenue from Contracts with Customers during the first quarter of 2018. As a result of this standard, we have changed our presentation of marketing revenues and marketing expenses from the historical gross presentation to a net presentation.
Shipping, handling and other operating expenses increased $56 million in the first six months of 2018 from the comparable 2017 period, primarily due to an increase in our shipping and handling expenses as a result of increased sales volumes in our United States E&P segment.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which increased $59 million in the first six months of 2018 versus the comparable 2017 period. The increase in unproved property impairments is primarily due to leases that we decided not to drill or extend with near term expirations and as a result of increasing the number of leases in our portfolio through acquisition.
The following table summarizes the components of exploration expenses:

	Six Months Ended June 30,
(In millions)	2018	2017
Exploration Expenses
Unproved property impairments	$81	$45
Dry well costs	12	—
Geological and geophysical	14	1
Other	10	12
Total exploration expenses	$117	$58
Depreciation, depletion and amortization increased $54 million in the first six months of 2018 from the comparable 2017 period primarily as a result of an increase of $117 million in the United States E&P segment primarily due to higher sales volumes across all U.S. resource plays, as well as our acquisition and development of Northern Delaware in 2017. Offsetting this higher expense was a decrease of $60 million in our International E&P segment as a result of the reduction of our asset retirement obligation by over $100 million in the second half of 2017. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in sales volumes, reserves and capitalized costs, can also cause changes to our DD&A. The DD&A rate for the United States E&P segment decreased primarily due to increased proved developed reserves in our U.S. resource plays in 2017; as well as reduced capitalized costs relating to the Gulf of Mexico non-cash impairment charge in 2017. The DD&A rate for International E&P decreased with the reduction of our estimated U.K. asset retirement costs and sales volume mix changes. The following table provides DD&A rates for each segment.

	Six Months Ended June 30,
($ per boe)	2018	2017
DD&A Rate
United States E&P	$20.56	$24.81
International E&P	$4.31	$6.93

Impairments increased $38 million in the first six months of 2018 from the comparable 2017 period. Impairments in the second quarter of 2018 were primarily a result of anticipated sales of certain non-core proved properties in our International and United States E&P segments. See Note 5 for discussion of the divestitures in further detail.
Taxes other than income include production, severance, and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. U.S. sales volumes and revenues increased in the first six months of 2018 which resulted in an increase of $45 million versus the comparable 2017 period. The following table summarizes the components of taxes other than income:

	Six Months Ended June 30,
(In millions)	2018	2017
Taxes other than income
Production and severance	$93	$48
Ad valorem	9	4
Other	27	32
Total taxes other than income	$129	$84
General and administrative expenses increased $18 million in the first six months of 2018 compared to the same period in 2017. This was primarily the result of improved performance of stock-based performance units tied to our total shareholder return ("TSR") as compared to our peer group.
Net interest and other decreased $54 million in the first six months of 2018 versus the same period in 2017. This decrease was primarily due to the reduction of approximately $1.75 billion in net debt during 2017.
Provision (benefit) for income taxes reflects an effective tax rate from continuing operations of 32% in the first six months of 2018, as compared to an effective tax rate of 59% from the comparable 2017 period. See Note 8 to the consolidated financial statements for more detail discussion concerning the rate changes.
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
The following table reconciles segment income (loss) to net income (loss):

	Six Months Ended June 30,
(In millions)	2018	2017
United States E&P	$248	$(186)
International E&P	274	152
Segment income (loss)	522	(34)
Items not allocated to segments, net of income taxes	(70)	(169)
Income (loss) from continuing operations	452	(203)
Income (loss) from discontinued operations (a)	—	(4,893)
Net income (loss)	$452	$(5,096)
(a) We entered into an agreement in the first quarter of 2017 to sell our Canadian business which is reflected as discontinued operations in all periods presented.
 United States E&P segment income increased $434 million after-tax in the first six months of 2018 from the comparable 2017 period primarily due to higher price realizations and an increase in sales volumes. Partially offsetting this increase was the loss related to commodity derivative positions in the first six months of 2018, as well as increased expenses such as DD&A, production expenses and shipping, handling and other operating expenses, which increase along with sales volumes.
International E&P segment income increased $122 million after-tax in the first six months of 2018 from the comparable 2017 period primarily due to higher price realizations. This increase in revenues resulted in an increase in our income tax provision which partially offset the increase to revenues. Additionally, DD&A expenses decreased in the first six months of 2018 as a result of lower estimated U.K. asset retirement costs as discussed above.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2017, except as discussed below.
Fair Value Estimates - Goodwill
As of June 30, 2018, our consolidated balance sheet included goodwill of $98 million. Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value may have been reduced below its carrying value. Goodwill is tested for impairment at the reporting unit level. Our reporting units are the same as our reporting segments, of which only International E&P includes goodwill. Our policy is to first assess the qualitative factors in order to determine whether the fair value of our International E&P reporting unit is more likely than not less than its carrying amount. Certain qualitative factors used in our evaluation include, among other things, the results of the most recent quantitative assessment of the goodwill impairment test, macroeconomic conditions; industry and market conditions (including commodity prices and cost factors); overall financial performance; and other relevant entity-specific events. If, after considering these events and circumstances we determine that it is more likely than not the fair value of the International E&P reporting unit is less than its carrying amount, the quantitative goodwill test is performed.
During the second quarter of 2018, we performed our annual impairment test of goodwill using the qualitative assessment. Our qualitative assessment considered the significant excess fair value over carrying value in our most recent step one test (second quarter 2017) and noted a general improvement in the qualitative factors described above that could have a positive or negative impact on goodwill. After assessing the totality of the qualitative factors, our assessment did not indicate that it is more likely than not that the fair value is less than its carrying value. As a result, we concluded that no impairment to goodwill was required for our International E&P reporting unit.
See Note 13 to the consolidated financial statements for further information regarding our annual goodwill impairment test.
Fair Value Estimates - Impairment Assessments of Long-Lived Assets
Due to the anticipated sales of certain non-core proved properties in our International and United States E&P segments we assessed certain non-core long-lived assets for impairment. The fair values were measured using the market approach based upon anticipated sales proceeds less costs to sell, resulting in impairments of $42 million during the first six months of 2018. See Note 11 to the consolidated financial statements for further impairment information.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.

Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
(In millions)	2018	2017
Sources of cash and cash equivalents
Operating activities - continuing operations	$1,416	$923
Disposal of assets, net of cash transferred to the buyer	1,183	1,726
Other	57	51
Total sources of cash and cash equivalents	$2,656	$2,700
Uses of cash and cash equivalents
Cash additions to property, plant and equipment	$(1,300)	$(775)
Additions to other assets	(129)	—
Acquisitions, net of cash acquired	(25)	(1,828)
Dividends paid	(85)	(85)
Other	(13)	(16)
Total uses of cash and cash equivalents	$(1,552)	$(2,704)
Cash flows generated from operating activities in the first six months of 2018 were higher as commodity prices and price realizations improved compared to the first six months of 2017. Consolidated average crude oil and condensate price realizations increased by approximately 36% during the first six months of 2018 as compared to the prior period. This increase in price realizations and net sales volumes resulted in increased cash flows generated from operating activities.
Proceeds from the disposals of assets for the first six months of 2018 are primarily from the disposal of our non-operated interest in Libya and the remaining proceeds of $750 million from the 2017 sale of our Canadian business. Proceeds from the disposal of assets for the first six months of 2017 are from the disposal of our Canadian business. See Note 5 to the consolidated financial statements for further information concerning dispositions.
Additions to property, plant and equipment in the first six months of 2018 were consistent with expectations relative to our $2.3 billion Development Capital Program. The following table shows capital expenditures related to continuing operations by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Six Months Ended June 30,
(In millions)	2018	2017
United States E&P	$1,252	$924
International E&P	22	23
Corporate	10	11
Total capital expenditures	1,284	958
Change in capital expenditure accrual	16	(183)
Total use of cash and cash equivalents for property, plant and equipment	$1,300	$775
Additions to other assets includes $129 million relating to our resource play leasing and exploration capital expenditures. During the first six months of 2018 our resource play leasing and exploration capital expenditures totaled $248 million, inclusive of costs included within property, plant and equipment, other assets, acquisitions and exploration expense.
In the second quarter of 2017 we closed the acquisition of our Northern Delaware assets for a purchase price of $1.8 billion. See Note 4 to the consolidated financial statements for further information concerning dispositions.
The Board of Directors approved a $0.05 per share dividend for the first quarter of 2018, which was paid in the second quarter of 2018. See Capital Requirements below for additional information about the second quarter dividend.

Liquidity and Capital Resources
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions, and our revolving Credit Facility. At June 30, 2018, we had approximately $5.1 billion of liquidity consisting of $1.7 billion in cash and cash equivalents and $3.4 billion available under our revolving Credit Facility. Our working capital requirements are supported by these sources and we may draw on our revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities, and other amounts that may ultimately be paid in connection with contingencies.
General economic conditions, commodity prices, and financial, business and other factors could affect our operations and our ability to access the capital markets. Our corporate credit ratings as of June 30, 2018 are: Standard & Poor's Ratings Services BBB- (positive); Fitch Ratings BBB (stable); and Moody's Investor Services, Inc. Ba1 (positive). A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital, and result in additional collateral requirements. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of how a further downgrade in our credit ratings could affect us.
Capital Resources
Credit Arrangements and Borrowings
At June 30, 2018, we had no borrowings against our revolving credit facility.
At June 30, 2018, we had $5.5 billion in long-term debt outstanding, with our next debt maturity in the amount of $600 million due in 2020. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.
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
In the second quarter of 2018, we entered into an agreement to sell a non-core property in our International E&P segment for proceeds of $56 million, before closing adjustments. We expect to close this transaction during 2018.
In the second quarter of 2018, we entered into separate agreements to sell non-core, non-operated conventional properties, primarily in the Gulf of Mexico, for combined net proceeds of $16 million, before closing adjustments. These transactions closed during July of 2018.

Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of the fiscal quarter. Our debt-to-capital ratio was 31% at June 30, 2018, compared to 32% at December 31, 2017.

	June 30,	December 31,
(In millions)	2018	2017
Long-term debt due within one year	$—	$—
Long-term debt	5,497	5,494
Total debt	$5,497	$5,494
Equity	$12,132	$11,708
Calculation:
Total debt	$5,497	$5,494
Total debt plus equity (total capitalization)	$17,629	$17,202
Debt-to-capital ratio	31%	32%
Capital Requirements
Other Expected Cash Outflows
On July 25, 2018, our Board of Directors approved a dividend of $0.05 per share for the second quarter of 2018 payable September 10, 2018 to stockholders of record at the close of business on August 15, 2018.
As of June 30, 2018, we plan to make contributions of up to $23 million to our funded pension plans during the remainder of 2018.
Contractual Cash Obligations
As of June 30, 2018, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2017 Annual Report on Form 10-K.

Environmental Matters and Other Contingencies
We have incurred and will continue to incur capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. If these expenditures, as with all costs, are not ultimately offset by the prices we receive for our products and services, our operating results will be adversely affected.
There have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2017 Annual Report on Form 10-K. See Note 20 to the consolidated financial statements for a description of other contingencies.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business including commodity price risk and interest rate risk. We employ various strategies, including the use of financial derivatives to manage the risks related to commodity price fluctuations. See Note 12 and Note 13 to the consolidated financial statements for detail relating to our open commodity derivative positions, including underlying notional quantities, how they are reported in our consolidated financial statements and how their fair values are measured.
Commodity Price Risk As of June 30, 2018, we had various open commodity derivatives related to crude oil and natural gas with a net liability position of $228 million. Based on the June 30, 2018 published NYMEX WTI and Henry Hub futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for natural gas) impacts the fair values of our net commodity derivative liability as follows:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%

Crude oil derivatives	$(173)	$153
Natural gas derivatives	(2)	6
Total	$(175)	$159

Interest Rate Risk At June 30, 2018 our portfolio of long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.5 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018.
During the first six months of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no significant changes to Item 3. Legal Proceedings in our 2017 Annual Report on Form 10-K. See Note 20 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings.

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business.  There have been no material changes to the risk factors under Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about repurchases by Marathon Oil of its common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
04/01/18 - 04/30/18	6,981	$16.36	—	$1,500,285,529
05/01/18 - 05/31/18	85,036	$18.19	—	$1,500,285,529
06/01/18 - 06/30/18	—	$0.00	—	$1,500,285,529
Total	92,017	$18.05	—

(a)	92,017 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.

(b)
In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, and by $1.2 billion in December 2013, for a total authorized amount of $6.2 billion. The remaining share repurchase authorization as of June 30, 2018 is $1.5 billion. No repurchases were made under the program in the second quarter of 2018.

Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2018		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
Gary E. Wilson
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)

Exhibit Index

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request.	10-K	4.2	2/28/2014
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.