Form 10-K
period 2018-12-31
MARATHON OIL CORP
filed 2019-02-21
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No   ☑
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2018: $17,781 million. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 818,504,459 shares of Marathon Oil Corporation Common Stock outstanding as of February 14, 2019.
Documents Incorporated By Reference:
Portions of the registrant’s proxy statement relating to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

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
Capital Budget – Includes capital expenditures, cash investments in equity method investees and other investments, exploration costs that are expensed as incurred rather than capitalized, such as geological and geophysical costs and certain staff costs, and other miscellaneous investment expenditures.
Development Capital Budget – Includes expenditures, investments and costs associated with the Capital Budget excluding resource play leasing and exploration ("REx").
DD&A – Depreciation, depletion and amortization.
Development well – A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Dry well – A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or gas well.
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
Kurdistan – Kurdistan Region of Iraq
LNG – Liquefied natural gas.
LPG – Liquefied petroleum gas.
Liquid hydrocarbons or liquids – Collectively, crude oil, condensate and natural gas liquids.
LLS – Louisiana Light Sweet crude oil, an oil index benchmark price as per Bloomberg Finance LLP: LLS St. James.
Marathon Oil – Marathon Oil Corporation, including wholly owned and majority-owned subsidiaries, and ownership interests in equity method investees (corporate entities, partnerships, limited liability companies and other ventures over which Marathon Oil exerts significant influence by virtue of its ownership interest). The company as it exists following the June 30, 2011 spin-off of the refining, marketing and transportation operations.
mbbld – Thousand barrels per day.
mboed – Thousand barrels of oil equivalent per day.
mcf – Thousand cubic feet.
mmbbl – Million barrels.

mmboe – Million barrels of oil equivalent. Natural gas is converted on the basis of six mcf of gas per one barrel of crude oil equivalent.
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
U.S. GAAP – U.S. Generally Accepted Accounting Principles.
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

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements, other than statements of historical fact, that give current expectations or forecasts of future events, including without limitation: our operational, financial and growth strategies, including drilling plans and projects, planned wells, rig count, inventory, seismic, exploration plans, maintenance activities, drilling and completion improvements, cost reductions, non-core asset sales, and financial flexibility; our ability to successfully effect those strategies and the expected timing and results thereof; our 2019 Capital Budget and the planned allocation thereof; planned capital expenditures and the impact thereof; expectations regarding future economic and market conditions and their effects on us; our financial and operational outlook, and ability to fulfill that outlook; our financial position, balance sheet, liquidity and capital resources, and the benefits thereof; resource and asset potential; reserve estimates; growth expectations; and future production and sales expectations, and the drivers thereof. In addition, many forward-looking statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “estimates,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. While we believe that our assumptions concerning future events are reasonable, these expectations may not prove to be correct. A number of factors could cause results to differ materially from those indicated by such forward-looking statements including, but not limited to:

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

•	risks related to our hedging activities;

•	liability resulting from litigation;

•	capital available for exploration and development;

•	the inability of any party to satisfy closing conditions or delays in execution with respect to our asset acquisitions and dispositions;

•	drilling and operating risks;

•	lack of, or disruption in, access to pipelines or other transportation methods;

•	well production timing;

•	availability of drilling rigs, materials and labor, including the costs associated therewith;

•	difficulty in obtaining necessary approvals and permits;

•	non-performance by third parties of their contractual obligations;

•	unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto;

•	cyber-attacks;

•	changes in safety, health, environmental, tax and other regulations;

•	other geological, operating and economic considerations; and

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

PART I
Item 1. Business
General
Marathon Oil Corporation (NYSE: MRO) is an independent exploration and production company based in Houston, Texas, focused on U.S. resource plays with operations in the United States, Europe and Africa. Our corporate headquarters is located at 5555 San Felipe Street, Houston, Texas 77056-2723 and our telephone number is (713) 629-6600. Each of our two reportable operating segments are organized by geographic location and managed according to the nature of the products and services offered. The two segments are:

•	United States – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States;

•
International – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States and produces and markets products manufactured from natural gas, such as LNG and methanol, in E.G.

We were incorporated in 2001. On July 1, 2011 we became an Independent E&P after we completed the spin-off of our refining, marketing and transportation business, creating two independent energy companies: Marathon Oil and MPC.
Our strategy is to deliver competitive and improving corporate level returns by focusing our capital investment in the lower cost, higher margin U.S. resource plays while maintaining a peer-leading balance sheet, prioritizing sustainable cash flow generation at conservative oil prices, and returning capital to shareholders. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of our operating results, cash flows and liquidity.
Our portfolio is concentrated in our core operations in the U.S. resource plays and E.G. The map below shows the locations of our core operations:
* Our additional locations include the U.K, the Kurdistan Region of Iraq (executed a sales agreement in 2018) and other United States locations.
Segment Information
In the following discussion regarding our United States and International segments, references to net wells, acres, sales or investment indicate our ownership interest or share, as the context requires. During the year, we renamed our United States E&P and International E&P segments to the United States and International segments. The characteristics and composition of these segments remained unchanged and there was no effect on previously reported segment information. See Note 1 for further information.

United States Segment
We are engaged in oil and gas exploration, development and production activities in the U.S. Our primary focus in the United States segment is concentrated within our four high quality resource plays. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further detail on current year results.
United States – U.S. Resource Plays
Eagle Ford – We have been operating in the South Texas Eagle Ford play since 2011, where roughly two thirds of our acreage is located in Karnes and Atascosa Counties. Our focus is capital efficient development with a goal of maximizing returns and cash flow generation while extending our core acreage. We operate 32 central gathering and treating facilities across the play that support more than 1,600 producing wells. We also own and operate the Sugarloaf gathering system, a 42-mile natural gas pipeline through the heart of our acreage in Karnes and Atascosa Counties.
Bakken – We have been operating in the Williston Basin since 2006. The majority of our core acreage is within McKenzie, Mountrail, and Dunn Counties in North Dakota targeting the Middle Bakken and Three Forks reservoirs. We continue focusing our investment in our high-return Myrmidon and Hector areas, while also delineating our position across the rest of our acreage.
Oklahoma – With a history in Oklahoma that dates back more than 100 years, our primary focus has recently been the transition to early infill development in the STACK Meramec and SCOOP Woodford, while progressing delineation of other plays across our footprint. We primarily hold net acreage with rights to the Woodford, Springer, Meramec, Osage and other prospect intervals, with a majority of this in the SCOOP and STACK.
Northern Delaware – We have been operating in the Northern Delaware basin, which is located within the greater Permian area, since we closed on two major acquisitions in 2017. These acquisitions gave us a strong foundational footprint in the region where we have the majority of our acreage in Eddy and Lea counties primarily in the Wolfcamp and Bone Spring New Mexico plays. Our focus since entering the play has been to strategically advance our position and prepare for future development by further coring up our footprint, progressing early delineation of our acreage, improving our cost structure and securing midstream solutions. See Item 8. Financial Statements and Supplementary Data – Note 4 to the consolidated financial statements for further detail.
Other United States
Our remaining properties in the United States primarily consist of our newly acquired acreage in the emerging Louisiana Austin Chalk play and outside operated assets in the Gulf of Mexico, including our 3.5% overriding royalty interest in the Ursa fields. During 2018 we acquired approximately 260,000 net acres in the Louisiana Austin Chalk play at a cost of less than $850 per acre. Additionally, in the fourth quarter 2018, we entered into an agreement to sell our working interest in the Droshky field, in the Gulf of Mexico, and as a result it is classified as held for sale in the consolidated balance sheet at December 31, 2018. This transaction closed in the first quarter of 2019.
During 2018 we closed on the sale of several non-core conventional properties, see Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for further detail.
International Segment
We are engaged in oil and gas development and production across our international locations primarily in E.G. and U.K. We include the results of our LPG processing plant, gas liquefaction operations and methanol production operations in E.G. in our International segment.
International
Equatorial Guinea – We own a 63% operated working interest under a production sharing contract in the Alba field and an 80% operated working interest in Block D, both of which are offshore E.G. Operational availability from our company-operated facilities averaged approximately 97% in 2018.
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
We also own 60% of EGHoldings and 45% of AMPCO, both accounted for as equity method investments. EGHoldings operates a 3.7 mmta LNG production facility and AMPCO operates a methanol plant, both located on Bioko Island. These facilities allow us to further monetize natural gas production from the Alba field. The LNG production facility sells LNG under a 3.4 mmta sales and purchase agreement. Under the agreement, which runs through 2023, the purchaser takes delivery of the LNG on Bioko Island, with pricing linked principally to the Henry Hub index. Gross sales of LNG from this production facility totaled approximately 3.5 mmta in 2018. AMPCO had gross sales totaling approximately 1,000 mt in 2018. Methanol production is sold to customers in Europe and the U.S.
United Kingdom – Our operated assets in the U.K. sector of the North Sea are the Brae area complex where we have a 42% working interest in the South, Central, North and West Brae fields, a 39% working interest in the East Brae field, and a 28% working interest in the nearby Braemar field. We own non-operated working interests in the Foinaven area complex, consisting of a 28% working interest in the main Foinaven field, a 47% working interest in East Foinaven and a 20% working interest in the T35 and T25 fields.
Libya – In the first quarter of 2018, we closed on the sale of our subsidiary, Marathon Oil Libya Limited, which held our 16.33% non-operated interest in the Waha concessions in Libya. See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for further detail.
Other International
Kurdistan Region of Iraq – We have a non-operated 15% working interest in the Atrush block located north-northwest of Erbil. During the fourth quarter of 2018, we entered into an agreement to sell our Kurdistan subsidiary, Marathon Oil KDV B.V., and as a result it is classified as held for sale in the consolidated balance sheet at December 31, 2018. We expect this transaction to close in the first half of 2019 which will complete our full country exit from Kurdistan.
Additionally during 2018, we entered into separate agreements to sell certain non-core properties in our International segment. See Item 8. Financial Statements and Supplementary Data - Note 5 to the consolidated financial statements for information about these dispositions.
Reserves
Proved reserves are required to be disclosed by continent and by country if the proved reserves related to any geographic area, on an oil equivalent barrel basis, represent 15% or more of our total proved reserves. A geographic area can be an individual country, group of countries within a continent or a continent. Other International ("Other Int’l"), includes the U.K. and the Kurdistan Region of Iraq. Approximately 86% of our proved reserves are located in OECD countries, with 84% located within the U.S.
The following tables set forth estimated quantities of our total proved crude oil and condensate, NGLs and natural gas reserves based upon SEC pricing for period ended December 31, 2018.

December 31, 2018	U.S.	E.G.	Other Int'l	Total
Proved Developed Reserves
Crude oil and condensate (mmbbl)	287	36	22	345
Natural gas liquids (mmbbl)	119	22	—	141
Natural gas (bcf)	869	715	7	1,591
Total proved developed reserves (mmboe)	552	176	24	752
Proved Undeveloped Reserves
Crude oil and condensate (mmbbl)	308	—	3	311
Natural gas liquids (mmbbl)	105	—	—	105
Natural gas (bcf)	684	—	—	684
Total proved undeveloped reserves (mmboe)	526	—	3	529
Total Proved Reserves
Crude oil and condensate (mmbbl)	595	36	25	656
Natural gas liquids (mmbbl)	224	22	—	246
Natural gas (bcf)	1,553	715	7	2,275
Total proved reserves (mmboe)	1,078	176	27	1,281
Of the total estimated proved reserves, approximately 51% was crude oil and condensate. As of December 31, 2018, our estimated proved developed reserves totaled 752 mmboe or 59% and estimated proved undeveloped reserves totaling 529 mmboe or 41% of our total proved reserves. For additional detail on reserves, see Item 8. Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities.

Productive and Drilling Wells
For our United States and International segments, the following table sets forth gross and net productive wells, service wells and drilling wells as of December 31 for the years presented.

	Productive Wells
	Oil		Natural Gas		Service Wells		Drilling Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2018
U.S. (a)	4,630	2,056	1,703	655	209	21	43	18
E.G.	—	—	19	12	—	—	—	—
Other International	62	22	11	4	24	8	—	—
Total	4,692	2,078	1,733	671	233	29	43	18
2017
U.S.	5,132	1,905	1,690	676	799	70
E.G.	—	—	19	12	—	—
Libya (b)	1,071	175	7	2	94	16
Total Africa	1,071	175	26	14	94	16
Other International	61	22	19	7	23	8
Total	6,264	2,102	1,735	697	916	94
2016
U.S.	4,533	1,650	1,830	708	821	85
E.G.	—	—	17	11	2	1
Libya	1,071	175	7	1	94	16
Total Africa	1,071	175	24	12	96	17
Other International	62	23	35	14	23	8
Total	5,666	1,848	1,889	734	940	110

(a)
The 2018 decrease in gross productive oil wells and gross service wells is a result of the sale of non-core, non-operated conventional properties in the United States segment during the third quarter of 2018. See Item 8. Financial Statements and Supplementary Data - Note 5 to the consolidated financial statements for information about these dispositions.

(b)
Libya was removed from 2018 due to the sale of our subsidiary in Libya, see Item 8. Financial Statements and Supplementary Data - Note 5 to the consolidated financial statements for further information.

Drilling Activity
For our United States and International segments, the table below sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed as of December 31 for the years represented.

	Development				Exploratory
	Oil	Natural Gas	Dry	Total	Oil	Natural Gas	Dry	Total	Total
2018
U.S.	171	25	—	196	66	36	2	104	300
E.G.	—	—	—	—	—	—	1	1	1
Other International	—	—	—	—	—	—	—	—	—
Total	171	25	—	196	66	36	3	105	301
2017
U.S.	107	27	—	134	88	16	—	104	238
E.G.	—	—	—	—	—	—	—	—	—
Libya	—	—	—	—	—	—	—	—	—
Total Africa	—	—	—	—	—	—	—	—	—
Other International	—	—	—	—	—	—	2	2	2
Total	107	27	—	134	88	16	2	106	240
2016
U.S.	64	12	—	76	70	27	3	100	176
E.G.	—	—	—	—	—	—	—	—	—
Libya	—	—	—	—	—	—	1	—	—
Total Africa	—	—	—	—	—	—	1	1	1
Other International	—	—	—	—	—	—	—	—	—
Total	64	12	—	76	70	27	4	101	177

Acreage
We believe we have satisfactory title to our United States and International properties in accordance with standards generally accepted in the industry; nevertheless, we can be involved in title disputes from time to time which may result in litigation. In the case of undeveloped properties, an investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. Our title to properties may be subject to burdens such as royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the industry. In addition, our interests may be subject to obligations or duties under applicable laws or burdens such as net profits interests, liens related to operating agreements, development obligations or capital commitments under international production sharing contracts or exploration licenses.
The following table sets forth, by geographic area, the gross and net developed and undeveloped acreage held in our United States and International segments as of December 31, 2018.

	Developed		Undeveloped		Developed and Undeveloped
(In thousands)	Gross	Net	Gross	Net	Gross	Net
U.S.	1,352	1,004	484	356	1,836	1,360
E.G.	82	67	54	36	136	103
Other International	82	29	71	12	153	41
Total	1,516	1,100	609	404	2,125	1,504

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

	Net Undeveloped Acres Expiring
	Year Ended December 31,
(In thousands)	2019	2020	2021
U.S.	31	64	134
E.G.(a)	36	—	—
Total	67	64	134

(a)	This relates to the conclusion of our evaluation of drilling opportunities on the Rodo well in Alba Block Sub Area B, offshore E.G. and in 2018 determined that we would not pursue further activity.

Net Sales Volumes

		Africa
	U.S.	E.G.	Libya	Other Int'l	Cont Ops	Disc Ops	Total
Year Ended December 31,
2018
Crude and condensate (mbbld)(a)	171	17	7	15	210	—	210
Natural gas liquids (mbbld)	55	11	—	—	66	—	66
Natural gas (mmcfd)(b)	429	416	5	14	864	—	864
Total sales volumes (mboed)	298	97	8	17	420	—	420
2017
Crude and condensate (mbbld)(a)	133	21	19	12	185	—	185
Natural gas liquids (mbbld)	43	11	—	1	55	—	55
Natural gas (mmcfd)(b)	348	459	4	22	833	—	833
Synthetic crude oil (mbbld)(c)	—	—	—	—	—	18	18
Total sales volumes (mboed)	234	109	20	16	379	18	397
2016
Crude and condensate (mbbld)(a)	131	20	3	12	166	—	166
Natural gas liquids (mbbld)	40	11	—	—	51	—	51
Natural gas (mmcfd)(b)	314	425	—	28	767	—	767
Synthetic crude oil (mbbld)(c)	—	—	—	—	—	48	48
Total sales volumes (mboed)	223	102	3	17	345	48	393

(a)	The amounts correspond with the basis for fiscal settlements with governments, representing equity tanker liftings and direct deliveries of liquid hydrocarbons.

(b)	Includes natural gas acquired for injection and subsequent resale.

(c)	Upgraded bitumen excluding blendstocks.

Average Production Cost per Unit(a)

		Africa
(Dollars per boe)	U.S.	E.G.	Libya	Other Int'l	Cont Ops	Disc Ops	Total
2018	$9.83	$1.91	$4.35	$30.02	$8.68	$—	$8.68
2017	9.49	2.12	6.08	26.61	7.90	29.72	9.23
2016	9.84	2.17	N.M.	23.13	8.41	29.36	11.02

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

N.M. Not meaningful information due to limited sales.

Average Sales Price per Unit(a)

		Africa
(Dollars per unit)	U.S.	E.G.		Libya	Total	Other Int'l	Disc Ops	Total
2018
Crude and condensate (bbl)	$63.11	$55.28		$73.75	$60.65	$70.39	$—	$63.32
Natural gas liquids (bbl)	24.54	1.00	(b)	—	1.00	41.66	—	20.85
Natural gas (mcf)	2.65	0.24	(b)	4.57	0.30	8.03	—	1.58
2017
Crude and condensate (bbl)	$49.35	$46.02		$60.72	$53.11	$52.66	$—	$50.38
Natural gas liquids (bbl)	20.55	1.00	(b)	—	1.00	39.65	—	16.65
Natural gas (mcf)	2.84	0.24	(b)	5.03	0.28	6.28	—	1.51
Synthetic crude oil (bbl)	—	—		—	—	—	47.39	47.39
2016
Crude and condensate (bbl)	$38.57	$38.85		$57.69	$40.95	$43.21	$—	$39.23
Natural gas liquids (bbl)	13.15	1.00	(b)	—	1.00	26.41	—	10.68
Natural gas (mcf)	2.38	0.24	(b)	—	0.24	4.80	—	1.26
Synthetic crude oil (bbl)	—	—		—	—	—	37.57	37.57

(a)	Excludes gains or losses on commodity derivative instruments.

(b)
Primarily represents fixed prices under long-term contracts with Alba Plant LLC, AMPCO and/or EGHoldings, which are equity method investees. We include our share of income from each of these equity method investees in our International Segment.

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
Gross Delivery Commitments
We have committed to deliver gross quantities of crude oil and condensate, NGLs and natural gas to customers under a variety of contracts. As of December 31, 2018, the contracts for fixed and determinable quantities were at variable, market-based pricing and related primarily to the following commitments:

	2019	2020	2021	Thereafter	Commitment Period Through
Eagle Ford
Crude and condensate (mbbld)	65	51	—	—	2020
Natural gas liquids (mbbld)	1	—	—	—	2020
Natural gas (mmcfd)	120	120	56	36	2022
Bakken
Crude and condensate (mbbld)	10	10	10	5 - 10	2027
Natural gas (mmcfd)	3	3	3	3 - 25	2028
Northern Delaware
Crude and condensate (mbbld)	21	19	—	—	2020
All of these contracts provide the options of delivering third-party volumes or paying a monetary shortfall penalty if production is inadequate to satisfy our commitment. In addition to the contracts discussed above, we have entered into numerous agreements for transportation and processing of our equity production. Some of these contracts have volumetric requirements which could require monetary shortfall penalties if our production is inadequate to meet the terms.

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
Government entities and other groups have filed lawsuits in several states and other jurisdictions seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits allege damages as a result of global warming and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Marathon Oil has been named as a defendant in several of these lawsuits, along with numerous other companies. Similar lawsuits may be filed in other jurisdictions. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the claims made against us are without merit and will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.
The EPA finalized a more stringent National Ambient Air Quality Standard (“NAAQS”) for ozone in October 2015. States that contain any areas designated as non-attainment, and any tribes that choose to do so, will be required to complete development of implementation plans in the 2020-2021 time frame. The EPA may in the future designate additional areas as non-attainment, including areas in which we operate, which may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. Although there may be an adverse financial impact (including compliance costs, potential permitting delays and increased regulatory requirements) associated with this revised regulation, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding any additional measures and how they will be implemented. The EPA's final rule has been judicially challenged by both industry and other interested parties, and the outcome of this litigation may also impact implementation and revisions to the rule.
In November 2016, the Bureau of Land Management (“BLM”) issued a final rule to further restrict venting and/or flaring of gas from facilities subject to BLM jurisdiction, and to modify certain royalty requirements.  BLM issued a two-year stay of these requirements in December 2017. In September 2018, BLM published a final rule to rescind substantial portions of the rule. The rescission was challenged by multiple parties in the U.S. District Court for the Northern District of California. If the judicial challenges to the rule are successful and the rule were to come back into effect, the requirements would result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.
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
Water
In 2014, the EPA and the U.S. Army Corps of Engineers published proposed regulations which expand the surface waters that are regulated under the federal Clean Water Act (“CWA”) and its various programs. While these regulations were finalized largely as proposed in 2015, the rule has been stayed by the courts pending a substantive decision on the merits. In December 2018, EPA and the Army Corps of Engineers issued a proposed rule that, if finalized, would amend the 2015 regulations to narrow the scope of federal CWA jurisdiction. If the new proposed rule is not finalized and the 2015 rule is ultimately implemented, the expansion of CWA jurisdiction will result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.

For additional information, see Item 1A. Risk Factors.
Concentrations of Credit Risk
We are exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. In 2018, sales to Valero Marketing and Supply and Flint Hills Resources and each of their respective affiliates, each accounted for approximately 11% of our total revenues. In 2017, sales to Vitol and each of their respective affiliates accounted for approximately 10% of our total revenues. In 2016, sales to Valero Marketing and Supply, Tesoro Petroleum, and Flint Hills Resources and each of their respective affiliates accounted for approximately 13%, 11% and 10% of our total revenues.
Trademarks, Patents and Licenses
We currently hold U.S. and foreign patents. Although in the aggregate our trademarks and patents are important to us, we do not regard any single trademark, patent, or group of related trademarks or patents as critical or essential to our business as a whole.
Employees
We had approximately 2,400 active, full-time employees as of December 31, 2018.

Executive Officers of the Registrant
The executive officers of Marathon Oil and their ages as of February 1, 2019, are as follows:

Lee M. Tillman	57	Chairman, President and Chief Executive Officer
Dane E. Whitehead	57	Executive Vice President and Chief Financial Officer
T. Mitch Little	55	Executive Vice President—Operations
Reginald D. Hedgebeth	51	Senior Vice President, General Counsel and Secretary
Patrick J. Wagner	54	Executive Vice President—Corporate Development and Strategy
Gary E. Wilson	57	Vice President, Controller and Chief Accounting Officer
Mr. Tillman was appointed by the board of directors as chairman of the board effective February 1, 2019. In August 2013 he was appointed as president and chief executive officer. Prior to this appointment, Mr. Tillman served as vice president of engineering for ExxonMobil Development Company (a project design and execution company), where he was responsible for all global engineering staff engaged in major project concept selection, front-end design and engineering.  Between 2007 and 2010, Mr. Tillman served as North Sea production manager and lead country manager for subsidiaries of ExxonMobil in Stavanger, Norway.  Mr. Tillman began his career in the oil and gas industry at Exxon Corporation in 1989 as a research engineer and has extensive operations management and leadership experience.
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
Mr. Hedgebeth was appointed senior vice president, general counsel and secretary in April 2017. Between 2009 and 2017 Mr. Hedgebeth served as general counsel, corporate secretary and chief compliance officer for Spectra Energy Corp (oil and natural gas pipeline company) and general counsel for Spectra Energy Partners, LP. Before joining Spectra Energy Mr. Hedgebeth served as senior vice president, general counsel and secretary with Circuit City Stores, Inc. (consumer electronics retail company), and vice president of legal for The Home Depot, Inc. (home improvement retail company).
Mr. Wagner was appointed executive vice president of corporate development and strategy in November 2017 after having served as senior vice president of corporate development and strategy since March 2017, vice president of corporate development and interim chief financial officer since August 2016 and vice president of corporate development since April 2014. Prior to this appointment, he served as senior vice president, western business unit, for QR Energy LP (an oil and natural gas producer) and the affiliated Quantum Resources Management, which he joined in early 2012 as vice president, exploration. Prior to that, Mr. Wagner was managing director in Houston for Scotia Waterous, the oil and gas arm of Scotiabank (an international banking services provider), from 2010 to 2012. Before joining Scotia, Mr. Wagner was vice president, Gulf of Mexico, for Devon Energy Corp. (an oil and natural gas producer), having joined Devon in 2003 as manager, international exploitation.
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

Available Information
Our website is www.marathonoil.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other reports and filings with the SEC are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished with the SEC. Information contained on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings. Our filings are also available in hard copy, free of charge, by contacting our Investor Relations office. Additionally, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
The proved reserve information included in this Annual Report on Form 10-K has been derived from engineering and geoscience estimates. Estimates of crude oil and condensate, NGLs, natural gas and our historical synthetic crude oil reserves were prepared, in accordance with SEC regulations, by our in-house teams of reservoir engineers and geoscience professionals and were reviewed and approved by our Corporate Reserves Group and third-party consultants. Reserves were valued based on SEC pricing for the periods ended December 31, 2018, 2017 and 2016, as well as other conditions in existence at those dates. The table below provides the 2018 SEC pricing for certain benchmark prices:

2018 SEC Pricing
WTI Crude oil (per bbl)	$65.56
Henry Hub natural gas (per mmbtu)	$3.05
Brent crude oil (per bbl)	$72.70
Mont Belvieu NGLs (per bbl)	$26.63
If annual SEC crude oil benchmark prices (see table above) were to decrease to approximately $45 per bbl, or 30% below average prices used to estimate 2018 proved reserves, we would not expect price related reserve revisions to have a material impact on proved reserve volumes. Future reserve revisions could also result from changes in capital funding, drilling plans and governmental regulation, among other things.
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
Drilling for crude oil and condensate, NGLs and natural gas involves numerous risks, including the risk that we may not encounter commercially productive reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	inflation in exploration and drilling costs;

•	fires, explosions, blowouts or surface cratering;

•	lack of, or disruption in, access to pipelines or other transportation methods; and

•	shortages or delays in the availability of services or delivery of equipment.
If crude oil and condensate, NGLs and natural gas prices decrease, it could adversely affect the abilities of our counterparties to perform their obligations to us, including abandonment obligations, which could negatively impact our financial results.
We often enter into arrangements to conduct certain business operations, such as oil and gas exploration and production, or transportation of crude oil and condensate, NGLs and natural gas, with partners, co-working interest owners, and other counterparties in order to share risks associated with those operations. In addition, we market our products to a variety of purchasers. If commodity prices decrease, some of our counterparties may experience liquidity problems and may not be able to meet their financial and other obligations, including abandonment obligations, to us. The inability of our joint venture partners or co-working interest owners to fund their portion of the costs under our joint venture agreements and joint operating agreements, or the nonperformance by purchasers, contractors or other counterparties of their obligations to us, could negatively impact our operating results and cash flows.
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
Offshore operations present technological challenges and operating risks because of the marine environment.  Activities in offshore operations may pose risks because of the physical distance to oilfield service infrastructure and service providers.  Environmental remediation and other costs resulting from spills or releases may result in substantial liabilities.
We may incur substantial capital expenditures and operating costs as a result of compliance with and changes in environmental, health, safety and security laws and regulations, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Our businesses are subject to numerous laws, regulations and other requirements relating to the protection of the environment, including those relating to the discharge of materials into the environment such as the flaring of natural gas, waste management, pollution prevention, greenhouse gas emissions and the protection of endangered species as well as laws, regulations, and other requirements relating to public and employee safety and health and to facility security. We have incurred and may continue to incur capital, operating and maintenance, and remediation expenditures as a result of these laws, regulations, and other requirements. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our operating results will be adversely affected. The specific impact of these laws, regulations, and other requirements may vary depending on a number of factors, including the age and location of operating facilities and production processes. We may also be required to make material expenditures to modify operations, install pollution control equipment, perform site clean-ups or curtail operations that could materially and adversely affect our business, financial condition, results of operations and cash flows. We may become subject to liabilities that we currently do not anticipate in connection with new, amended or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination. In addition, any failure by us to comply with existing or future laws, regulations, and other requirements could result in civil penalties or criminal fines and other enforcement actions against us.
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
Hydraulic fracturing is a commonly used process that involves injecting water, sand, and small volumes of chemicals into the wellbore to fracture the hydrocarbon-bearing rock thousands of feet below the surface to facilitate higher flow of hydrocarbons into the wellbore. Our business uses this technique extensively throughout our U.S. operations. Hydraulic fracturing has been regulated at the state and local level through permitting and compliance requirements. Various state and local-level initiatives in regions with substantial shale resources have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. In 2015 the BLM issued a rule governing certain hydraulic fracturing practices on lands within their jurisdiction; however, this rule was rescinded in December 2017. This rescission is being judicially challenged before the U.S. District Court for the Northern District of California.
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
State and federal regulatory agencies have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity.  When caused by human activity, such events are called induced seismicity. Separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to anomalous seismic events. Marathon uses hydraulic fracturing techniques throughout its U.S. operations.

While the scientific community and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity, some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. For example, Oklahoma has taken numerous regulatory actions in response to concerns related to the operation of produced water disposal wells and induced seismicity, and has issued guidelines to operators in certain areas of the State curtailing injection of produced water due to seismic concerns. Marathon does not currently own or operate injection wells or contract for such services in these areas. Further, Oklahoma issued guidelines to operators for management of anomalous seismicity that may be related to hydraulic fracturing activities in the SCOOP/STACK area. In addition, a number of lawsuits have been filed in Oklahoma alleging damage from seismicity relating to disposal well operations. Marathon has not been named in any of those lawsuits.

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
Our business, like other companies in the oil and gas industry, has become increasingly dependent on digital technologies, including technologies that are managed by third-party service providers on whom we rely to help us collect, host or process information. Such technologies are integrated into our business operations and used as a part of our production and distribution systems in the U.S. and abroad, including those systems used to transport production to market, to enable communications, and to provide a host of other support services for our business. Use of the internet and other public networks for communications, services, and storage, including "cloud" computing, exposes all users (including our business) to cybersecurity risks.
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
As of December 31, 2018, our total debt was $5.5 billion, with our next debt maturity in the amount of $600 million due in 2020. Our indebtedness could have important consequences to our business, including, but not limited to, the following:

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

We may incur additional debt in order to fund our capital expenditures, acquisitions or development activities, or for general corporate or other purposes. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, crude oil and condensate, NGLs and natural gas prices, and financial, business and other factors will affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt. See Item 8. Financial Statements and Supplementary Data – Note 16 to the consolidated financial statements for a discussion of debt obligations.
A downgrade in our credit rating could negatively impact our cost of and ability to access capital, which could adversely affect our business.
We receive debt ratings from the major credit rating agencies in the United States. Due to the volatility in crude oil and U.S. natural gas prices in recent years, credit rating agencies review companies in the energy industry periodically, including us. At December 31, 2018, our corporate credit ratings were: Standard & Poor's Global Ratings Services BBB- (positive); Fitch Ratings BBB (stable); and Moody's Investor Services, Inc. Ba1 (positive). The credit rating process is contingent upon a number of factors, many of which are beyond our control. A downgrade of our credit ratings could negatively impact our cost of capital and our ability to access the capital markets, increase the interest rate and fees we pay on our revolving credit facility, and may limit or reduce credit lines with our bank counterparties. We could also be required to post letters of credit or other forms of collateral for certain contractual obligations, which could increase our costs and decrease our liquidity or letter of credit capacity under our unsecured revolving credit facility. Limitations on our ability to access capital could adversely impact the level of our capital spending budget, our ability to manage our debt maturities, or our flexibility to react to changing economic and business conditions.
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
Local political and economic factors in global markets could have a material adverse effect on us. A total of 29% of our crude oil and condensate, NGLs and natural gas related to continuing operations in 2018 was derived from production outside the U.S. and 16% of our proved reserves of crude oil and condensate, NGLs and natural gas as of December 31, 2018 were located outside the U.S. We are, therefore, subject to the political, geographic and economic risks and possible terrorist activities or other armed conflict attendant to doing business within or outside of the U.S. There are many risks associated with operations in countries such as E.G., and the Kurdistan Region of Iraq including:

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
Changes in the U.S. or global political and economic environment or any U.S. or global hostility or the occurrence or threat of future terrorist attacks, or other armed conflict, could adversely affect the economies of the U.S. and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. These risks could lead to increased volatility in prices for crude oil and condensate, NGLs and natural gas. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and to obtain the insurance coverage that we consider adequate.  These risks could also cause damage to, or the inability to access production facilities or other operating assets and could limit our service and equipment providers from delivering items necessary for us to conduct our operations.
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
Many of our major projects and operations are conducted jointly with other parties, which may decrease our ability to manage risk.
We often enter into arrangements to conduct certain business operations, such as oil and gas exploration and production with other parties in order to share risks associated with those operations. However, these arrangements also may decrease our ability to manage risks and costs, particularly where we are not the operator. We could have limited influence over and control of the behaviors and performance of these operations. In addition, misconduct, fraud, noncompliance with applicable laws and regulations or improper activities by or on behalf of one or more of our partners or co-working interest owners could have a significant negative impact on our business and reputation.
Our operations are subject to business interruptions and casualty losses. We do not insure against all potential losses and therefore we could be seriously harmed by unexpected liabilities and increased costs.
Our United States and International operations are subject to unplanned occurrences, including blowouts, explosions, fires, loss of well control, spills, tornadoes, hurricanes and other adverse weather, tsunamis, earthquakes, volcanic eruptions or nuclear or other disasters, labor disputes and accidents. These same risks can be applied to the third-parties which transport our products from our facilities. A prolonged disruption in the ability of any pipelines, rail cars, trucks, or vessels to transport our production could contribute to a business interruption or increase costs.
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
For instance, government entities and other groups have filed lawsuits in several states seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits allege damages as a result of global warming and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Marathon Oil has been named as a defendant in several of these lawsuits, along with numerous other companies. Similar lawsuits may be filed in other jurisdictions. The ultimate outcome and impact to us cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future.
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

Estimated net proved crude oil and condensate, NGLs and natural gas reserves and the basis for estimating these reserves are set forth in Item 8. Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities.
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
See Item 8. Financial Statements and Supplementary Data – Note 25 to the consolidated financial statements for a description of such legal and administrative proceedings.
Environmental Proceedings
The following is a summary of certain proceedings involving us that were pending or contemplated as of December 31, 2018, under federal and state environmental laws.
Government entities have filed lawsuits in several states seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits allege damages as a result of global warming and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Marathon Oil has been named as a defendant in several of these lawsuits, along with numerous other companies. Similar lawsuits may be filed in other jurisdictions. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the claims made against us are without merit and will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.
As of December 31, 2018, we have sites across the country where remediation is being sought under environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation.  Based on currently available information the accrued amount to address the clean-up and remediation costs connected with these sites is not material.
If our assumptions relating to these costs prove to be inaccurate, future expenditures may exceed our accrued amounts.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which Marathon Oil common stock is traded is the New York Stock Exchange ("NYSE"), and is traded under the trading symbol 'MRO'. As of January 31, 2019, there were 29,960 registered holders of Marathon Oil common stock.
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
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended December 31, 2018, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
10/01/18 – 10/31/18	7,151,077	$21.52	7,110,719	$1,009,043,095
11/01/18 – 11/30/18	6,260,834	$16.74	6,256,479	$904,286,215
12/01/18 – 12/31/18	6,593,370	$15.78	6,592,195	$800,286,037
Total	20,005,281	$18.13	19,959,393

(a)	45,888 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.

(b)
In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, and by $1.2 billion in December 2013, for a total authorized amount of $6.2 billion.

As of December 31, 2018, we have repurchased 157 million common shares at a cost of approximately $5.4 billion, excluding transaction fees and commissions. Of this total, approximately 20 million shares were acquired at a cost of approximately $362 million during the fourth quarter of 2018. The remaining share repurchase authorization as of December 31, 2018 is approximately $800 million. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of December 31, 2018 were held as treasury stock.

Item 6.   Selected Financial Data

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Statement of Income Data(a)(b)(c)
Total revenues and other income	$6,582	$4,765	$3,787	$4,953	$9,646
Income (loss) from continuing operations	1,096	(830)	(2,087)	(1,701)	710
Discontinued operations	—	(4,893)	(53)	(503)	2,336
Net income (loss)	1,096	(5,723)	(2,140)	(2,204)	3,046
Per Share Data(a)(b)(c)
Basic:
Income (loss) from continuing operations	$1.30	$(0.97)	$(2.55)	$(2.51)	$1.04
Discontinued operations	$—	$(5.76)	$(0.06)	$(0.75)	$3.44
Net income (loss)	$1.30	$(6.73)	$(2.61)	$(3.26)	$4.48
Diluted:
Income (loss) from continuing operations	$1.29	$(0.97)	$(2.55)	$(2.51)	$1.04
Discontinued operations	$—	$(5.76)	$(0.06)	$(0.75)	$3.42
Net income (loss)	$1.29	$(6.73)	$(2.61)	$(3.26)	$4.46
Statement of Cash Flows Data(b)
Additions to property, plant and equipment related to continuing operations	$(2,753)	$(1,974)	$(1,204)	$(3,485)	$(4,937)
Dividends paid	169	170	162	460	543
Dividends per share	$0.20	$0.20	$0.20	$0.68	$0.80
Balance Sheet Data at December 31
Total assets	$21,321	$22,012	$31,094	$32,311	$35,983
Total long-term debt, including capitalized leases	5,499	5,494	6,581	7,268	5,285

(a)
Includes impairments to producing properties of $75 million, $229 million, $67 million, $381 million and $132 million in 2018, 2017, 2016, 2015 and 2014 and impairments to unproved properties of $208 million, $246 million, $195 million, $655 million and $306 million in 2018, 2017, 2016, 2015 and 2014 (see Item 8. Financial Statements and Supplementary Data – Note 11 to the consolidated financial statements). Includes a goodwill impairment of $340 million in 2015 related to the U.S. reporting unit.

(b)
We closed on the sale of our Canada business in 2017 which resulted in an after-tax non-cash impairment charge of $4.96 billion and our Angola assets and Norway business in 2014 (see Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements). The applicable periods have been recast to reflect as discontinued operations.

(c)	December 31, 2016 includes the increase of a valuation allowance on certain of our deferred tax assets for $1,346 million.

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
Each of our two reportable operating segments are organized by geographic location and managed according to the nature of the products and services offered.

•	United States – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States;

•
International – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States and produces and markets products manufactured from natural gas, such as LNG and methanol, in E.G.

Executive Overview
During 2018, we continued our outstanding operational execution and capital efficiency across our multi-basin U.S. portfolio, maintained a strong balance sheet and delivered solid financial results. Total proved reserves were 1.3 billion boe and total assets were $21.3 billion at December 31, 2018. Additionally in 2018, we closed on the sale of our subsidiary, Marathon Oil Libya Limited and entered into agreements to complete a full country exit in Kurdistan. Our 2018 financial and operating results highlighted below reflect our ongoing commitment to our core strategy of continuous corporate returns improvement, sustainable cash flow generation at conservative oil prices and the return of capital to shareholders.
Key highlights include the following:
Simplifying and concentrating our portfolio

•
Early in 2018 we closed on the sale of our Libya subsidiary for proceeds of approximately $450 million resulting in a gain of $255 million and received $750 million in remaining proceeds from the sale of our Canadian business.

•
During 2018 we entered into agreements for the sale of our interest in the non-operated Sarsang and Atrush blocks which will complete our full country exit from Kurdistan. We expect the remaining transaction for our subsidiary Marathon Oil KDV B.V., which holds our non-operated interest in the Atrush block, to close in the first half of 2019.

•
In July 2018 we closed on the sale of non-core, non-operated conventional assets in the U.S. segment for a pre-tax gain of $32 million, including three in the Gulf of Mexico, further concentrating and simplifying our portfolio.

•	In Northern Delaware we acquired 1,800 net acres in New Mexico for $105 million from the Bureau of Land Management lease sale, which is synergistic with our existing footprint in the resource play.

•	Captured approximately 260,000 net acres in the emerging Louisiana Austin Chalk play at a cost of less than $850 per acre.
Strengthened balance sheet and liquidity

•	Returned additional capital to shareholders in 2018 by acquiring 36 million of common shares at a cost of $700 million, with $800 million of repurchase authorization remaining.

•
Reduced estimated costs of our asset retirement obligations by $338 million primarily through accelerating our U.K. abandonment timing to capture favorable market conditions and through the disposition of Gulf of Mexico assets.

•	Cash and cash equivalents increased approximately $900 million as a result of the sale of our Libya subsidiary and the receipt of the remaining proceeds from the sale of our Canadian business.

•
Cash provided by operating activities from continuing operations increased by 63%, compared to the same period last year, to $3,234 million primarily as a result of increased price realizations and net sales volumes in our U.S. resource plays.

Financial and operational results

•	Total net sales volumes for the year were 420 mboed, including 298 mboed in the U.S. Our U.S. net sales volumes increased 64 mboed and our wells to sales increased 18% compared to 2017.

•	Added proved reserves of 186 mmboe for a reserve replacement ratio from continuing operations of 125%.

•	Our net income per share from continuing operations was $1.30 in 2018 as compared to a net loss per share of $0.97 last year. Included in the 2018 net income are:

◦	An increase in revenues of approximately 39% compared to 2017, as a result of increased price realizations of 28% and a 27% increase in net sales volumes in the United States.

◦	Our net gain on disposal of assets increased in 2018 to $319 million due to the sale of our Libya subsidiary for $255 million.

◦	Production expense, taxes other than income and shipping, handling and other increased 18%, 63% and 33%, during 2018 as a result of an increase in net sales volumes across our U.S. resource plays.

◦
Exploration and impairment expenses decreased by $274 million to $364 million, year over year, primarily due to non-cash impairment charges on proved and unproved properties in 2017. See Item 8. Financial Statements and Supplementary Data - Note 11 to the consolidated financial statements for further detail.

Outlook
Capital Budget
On February 13, 2019 we announced our total 2019 Capital Budget of $2.6 billion, which includes approximately $2.4 billion of development capital and approximately $200 million to fund resource play leasing and exploration ("REx"). Our $2.4 billion development capital budget is 95% dedicated to the four U.S. resource plays with approximately 60% allocated to the Eagle Ford and Bakken and approximately 40% allocated to Oklahoma and the Northern Delaware.
Our 2019 Capital Budget is broken down by reportable segment in the table below:

(In millions)	Capital Budget
United States(a)	$2,525
International and corporate other(b)	75
Total Capital Budget	$2,600
(a) Includes approximately $200 million of spend to fund REx.
(b) International and corporate other includes our International segment and other corporate items.

Operations
Our net sales volumes increased 11% in 2018 primarily as a result of new wells to sales across all U.S. resource plays.
The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

Net Sales Volumes	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
United States (mboed)	298	27%	234	5%	223
International (mboed)(a)	122	(16)%	145	19%	122
Total continuing operations (mboed)	420	11%	379	10%	345

(a)	We closed on the sale of our Libya subsidiary in the first quarter of 2018. Years ended December 31, 2018, 2017 and 2016 includes net sales volumes relating to Libya of 8 mboed, 20 mboed and 3 mboed.

United States
Net sales volumes in the segment were higher during the year ended December 31, 2018 primarily as a result of new wells to sales across all U.S. resource plays. The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

Net Sales Volumes	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Equivalent Barrels (mboed)
Eagle Ford	108	7%	101	(4)%	105
Bakken	84	50%	56	4%	54
Oklahoma	74	37%	54	54%	35
Northern Delaware	20	233%	6	100%	—
Other United States(a)	12	(29)%	17	(41)%	29
Total United States (mboed)	298	27%	234	5%	223
(a) Year ended December 31, 2018 includes decreases of 5 mboed, relating primarily to the disposition of certain assets in the Gulf of Mexico and conventional assets in Oklahoma in July 2018 and September 2017 and Colorado in October 2017. Additionally, year ended December 31, 2017 includes decreases of 14 mboed, consisting of the disposition of Wyoming and certain non-operated CO2 and waterflood assets in West Texas and New Mexico in 2016. See Item 8. Financial Statements and Supplementary Data - Note 5 to the consolidated financial statements for information about these dispositions.

Sales Mix - U.S. Resource Plays - 2018	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	59%	85%	25%	58%	57%
Natural gas liquids	21%	8%	28%	20%	20%
Natural gas	20%	7%	47%	22%	23%

Drilling Activity - U.S. Resource Plays	2018	2017	2016
Gross Operated
Eagle Ford:
Wells drilled to total depth	123	182	168
Wells brought to sales	149	157	168
Bakken:
Wells drilled to total depth	78	90	3
Wells brought to sales	80	39	13
Oklahoma:
Wells drilled to total depth	55	86	33
Wells brought to sales	57	73	28
Northern Delaware:
Wells drilled to total depth	69	27	—
Wells brought to sales	52	18	—

•
Eagle Ford – Our net sales volumes were 108 mboed in 2018, which was 7% higher compared to 2017. We brought 149 gross company-operated wells to sales in 2018. In Atascosa County, we brought online 40 wells during 2018 with strong well results, demonstrating the strength of the extended core. During 2018, we generated significant cash flow, improved well productivity with annual oil growth of 7%, despite 5% fewer gross company-operated wells to sales.

•
Bakken – Our net sales volumes of 84 mboed in 2018 represented a 50% increase over the prior year of 56 mboed. We brought 80 gross company-operated wells to sales in 2018 with continued impressive well results. During 2018, we delivered best-in-basin well performance, significant cash flow, capital efficient annual oil growth of 53%, and successful core extension tests in the Ajax, Southern Hector and Elk Creek areas. During the fourth quarter we conducted a successful core extension test in the Ajax area of Dunn County, as the four-well Gloria pad achieved strong results at an average completed well cost of approximately $5 million.

•
Oklahoma – Our net sales volumes in 2018 increased by 37% from 2017, with net sales volumes of 74 mboed. We brought 57 gross company-operated wells to sales in 2018. In 2018, we successfully transitioned to infill development in the over-pressured STACK Meramec and SCOOP Woodford, delivering competitive returns and predictable results at various spacing designs.

•
Northern Delaware – Our net sales volumes were 20 mboed in 2018 while bringing 52 gross company-operated wells to sales. We continue to make significant progress in improving efficiencies and midstream access for all products to protect and enhance margins. During the fourth quarter, we executed a comprehensive water management agreement covering the entire Red Hills prospect area, complementing a previously announced agreement in Eddy County.

International
Net sales volumes in the segment were lower during the year ended December 31, 2018 primarily due to the sale of our subsidiary in Libya, planned maintenance activities and natural declines in E.G. The following table provides details regarding net sales volumes for our significant operations within this segment:

Net Sales Volumes	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Equivalent Barrels (mboed)
Equatorial Guinea	97	(11)%	109	7%	102
United Kingdom(a)	13	(7)%	14	(18)%	17
Libya	8	(60)%	20	567%	3
Other International	4	100%	2	100%	—
Total International	122	(16)%	145	19%	122
Equity Method Investees
LNG (mtd)	5,805	(10)%	6,423	9%	5,874
Methanol (mtd)	1,241	(10)%	1,374	1%	1,358
Condensate and LPG (boed)	13,034	(10)%	14,501	8%	13,430
(a)     Includes natural gas acquired for injection and subsequent resale.

•	Equatorial Guinea – Net sales volumes in 2018 were lower than 2017 as a result of timing of liftings, natural field decline and planned maintenance activities during the year.

•	United Kingdom – Net sales volumes in 2018 were slightly lower than 2017 primarily due to unscheduled downtime at the non-operated Foinaven complex in the fourth quarter 2018.

•	Libya – During the first quarter of 2018 we closed on the sale of our subsidiary in Libya. See Note 5 to the consolidated financial statements for further information.
Market Conditions
Crude oil and condensate and NGLs benchmarks increased in 2018 as compared to the same period in 2017. As a result, we experienced increased price realizations associated with those benchmarks. We continue to expect crude oil and condensate, NGLs and natural gas benchmark prices to remain volatile based on global supply and demand, which will result in increases or decreases in our price realizations during 2019. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition – Critical Accounting Estimates for further discussion of how declines in commodity prices could impact us. Additional detail on market conditions, including our average price realizations and benchmarks for crude oil and condensate, NGLs and natural gas relative to our operating segments, follows.

United States
 The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for 2018, 2017 and 2016.

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$63.11	28%	$49.35	28%	$38.57
Natural gas liquids (per bbl)	24.54	19%	20.55	56%	13.15
Natural gas (per mcf)(c)	2.65	(7)%	2.84	19%	2.38
Benchmarks
WTI crude oil average of daily prices (per bbl)	$64.90	28%	$50.85	17%	$43.47
LLS crude oil average of daily prices (per bbl)	70.04	30%	54.04	20%	45.02
Mont Belvieu NGLs (per bbl)(d)	28.63	20%	23.76	37%	17.40
Henry Hub natural gas settlement date average (per mmbtu)	3.09	(1)%	3.11	26%	2.46

(a)	Excludes gains or losses on commodity derivative instruments.

(b)	Inclusion of realized gains (losses) would have impacted average price realizations by $(4.60) per bbl, $0.75 per bbl, and $0.92 per bbl for 2018, 2017, and 2016.

(c)	Inclusion of realized gains (losses) on natural gas derivative instruments would have a minimal impact on average price realizations for the periods presented.

(d)	Bloomberg Finance LLP: Y-grade Mix NGL of 50% ethane, 25% propane, 10% butane, 5% isobutane and 10% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
Natural gas liquids – The majority of our sales volumes are at reference to Mont Belvieu prices.
Natural gas – A significant portion of volumes are sold at bid-week prices, or first-of-month indices relative to our producing areas.
International
The following table presents our average price realizations and the related benchmark for crude oil for 2018, 2017 and 2016.

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Average Price Realizations
Crude oil and condensate (per bbl)	$64.25	21%	$53.05	27%	$41.70
Natural gas liquids (per bbl)	2.27	(28)%	3.15	49%	2.11
Natural gas (per mcf)	0.54	(2)%	0.55	6%	0.52
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$71.06	31%	$54.25	25%	$43.55

(a)	Average of monthly prices obtained from the United States Energy Information Agency website.

United Kingdom
Crude oil and condensate – Generally sold in relation to the Brent crude benchmark.
Equatorial Guinea
Crude oil and condensate – Alba Field liquids production is primarily condensate and generally sold in relation to the Brent crude benchmark. Alba Plant LLC processes the rich hydrocarbon gas which is supplied by the Alba Field under a fixed price long term contract. Alba Plant LLC extracts NGL’s and secondary condensate which is then sold by Alba Plant LLC at market prices, with our share of the revenue reflected in income from equity method investments on the consolidated statements of income.
Natural gas liquids – Wet gas is sold to Alba Plant LLC at a fixed-price term contract resulting in realized prices not fully tracking market price. Alba Plant LLC extracts NGLs, which are sold at market price, with our share of income from Alba Plant LLC being reflected in the income from equity method investments on the consolidated statements of income.

Natural gas - Dry natural gas is sold to EGHoldings and AMPCO at fixed-price long term contracts resulting in realized prices not fully tracking market price. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO that market LNG and methanol at market prices.

Consolidated Results of Operations: 2018 compared to 2017
Revenues from contracts with customers are presented by segment in the table below:

	Year Ended December 31,
(In millions)	2018	2017
Revenues from contracts with customers
United States	$4,886	$3,093
International	1,016	1,154
Segment revenues from contracts with customers	$5,902	$4,247

Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Year Ended December 31, 2017	Price Realizations	Net Sales Volumes	Year Ended December 31, 2018
United States Price/Volume Analysis
Crude oil and condensate	$2,402	$861	$684	$3,947
Natural gas liquids	324	80	91	495
Natural gas	361	(30)	82	413
Other sales	6			31
Total	$3,093			$4,886
International Price/Volume Analysis
Crude oil and condensate	$1,000	$155	$(267)	$888
Natural gas liquids	15	(4)	(2)	9
Natural gas	97	(2)	(9)	86
Other sales	42			33
Total	$1,154			$1,016
Net loss on commodity derivatives decreased $22 million in 2018 from 2017. We have multiple crude oil and natural gas derivative contracts indexed to NYMEX WTI and Henry Hub. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Marketing revenues decreased $162 million in 2018 from 2017. This decrease is the result of adopting the new revenue standard, ASC Topic 606, Revenue from Contracts with Customers during the first quarter of 2018. As a result of this standard, we have changed our presentation of marketing revenues and marketing expenses from the historical gross presentation to a net presentation. See Note 2 to the consolidated financial statements for further information.
Income from equity method investments decreased $31 million primarily due to higher production costs and lower volumes and pricing at our E.G. LNG production facility. Our higher production costs and lower volumes were primarily driven by planned maintenance activities during the first quarter 2018.
Net gain on disposal of assets increased $261 million in 2018 from 2017. This increase was primarily related to the 2018 sale of our Libya subsidiary for a pre-tax gain of $255 million; and also includes the sale of non-core assets in the Gulf of Mexico and our International segment during the current year. See Item 8. Financial Statements and Supplementary Data - Note 5 to the consolidated financial statements for information about these dispositions.
Other income increased $72 million in 2018 from 2017 primarily a result of the reduction of our U.K. asset retirement obligation during 2018. See Item 8. Financial Statements and Supplementary Data - Note 12 to the consolidated financial statements for detail about our asset retirement obligation.
Production expenses increased $126 million during 2018 from 2017 primarily due to higher sales volumes across our United States segment. Our United States segment increased $149 million primarily due to higher costs as a result of increased sales volumes and new wells to sales in our developing Northern Delaware asset. International segment decreased $24 million primarily due to the sale of our subsidiary in Libya in the first quarter 2018.
The following table provides production expense and production expense rates for each segment:

(in millions/$ per boe)	2018		2017
Production Expense and Production Expense Rate	Expense	Rate	Expense	Rate
United States	$625	$5.75	$476	$5.57
International	$215	$4.86	$239	$4.51
Marketing costs decreased $168 million in 2018 from 2017. This decrease is the result of adopting the new revenue standard, ASC Topic 606, Revenue from Contracts with Customers during the first quarter of 2018. As a result of this standard, we have changed our presentation of marketing revenues and marketing expenses from the historical gross presentation to a net presentation. See Note 2 to the consolidated financial statements for further information.
Shipping, handling and other operating expenses increased $144 million in 2018 from 2017 primarily as a result of increased sales volumes in our United States segment.
 Exploration expenses decreased $120 million during 2018 versus the comparable 2017. The decrease was primarily due to lower unproved property impairments and dry well costs in certain non-core international properties in 2018 versus 2017. See Item 8. Financial Statements and Supplementary Data - Note 11 to the consolidated financial statements for details of these items.
The following table summarizes the components of exploration expenses:

	Year Ended December 31,
(In millions)	2018	2017
Exploration Expenses
Unproved property impairments	$208	$246
Dry well costs	47	77
Geological and geophysical	21	25
Other	13	61
Total exploration expenses	$289	$409
Depreciation, depletion and amortization increased $69 million in 2018 from 2017 primarily as a result of an increase of $206 million in the United States segment primarily due to higher sales volumes across all U.S. resource plays. Offsetting this higher expense was a decrease of $131 million in our International segment primarily due to the reduction of our estimated U.K. asset retirement costs. Additionally, lower sales volumes in E.G., asset sales in Libya and Kurdistan all contributed to the lower expense during 2018. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense. Our United States DD&A rate decreased in 2018 primarily due to increased proved developed reserves in our U.S. resource plays in late 2017; as well as reduced capitalized costs relating to the Gulf of Mexico impairment charge in 2017 and the subsequent sale of these assets in 2018. The DD&A rate for International decreased with the reduction of our estimated U.K. asset retirement costs in the second half of 2018 and 2017.
The following table provides DD&A rates for each segment:

($ per boe)	2018	2017
DD&A Rate
United States	$20.39	$23.51
International	$4.44	$6.19
 Impairments decreased $154 million in 2018 from 2017. This decrease was primarily the result of the proved property impairments in the third quarter 2017 in certain non-core international properties and certain properties in the Gulf of Mexico. See Item 8. Financial Statements and Supplementary Data - Note 11 to the consolidated financial statement for detail of proved property impairments each year.
Taxes other than income tend to increase or decrease in relation to revenue and sales volumes, primarily in the U.S. As U.S. sales volumes and revenues increased during 2018, this resulted in an increase of $116 million compared to 2017. Additionally, the State of Oklahoma approved an increase to the gross production tax from 2% to 5% on all existing and new wells for the first thirty-six months, effective July 1, 2018. The following table summarizes the components of taxes other than income:

	Year Ended December 31,
(In millions)	2018	2017
Taxes other than income
Production and severance	$208	$121
Ad valorem	23	13
Other	68	49
Total taxes other than income	$299	$183
General and administrative expenses increased $23 million in 2018 compared to 2017. This was primarily the result of officer and non-officer compensation, including improved performance of stock-based performance units.
Net interest and other decreased $44 million during 2018 compared to 2017. This decrease was primarily due the redemption of $1.76 billion of debt during 2017, partially offset by the termination of our forward starting interest rate swaps in 2017, which resulted in a gain of $46 million. The components of net interest and other are detailed in Item 8. Financial Statements and Supplementary Data - Note 21 to the consolidated financial statements.
Loss on early extinguishment of debt decreased $51 million in 2018 compared to 2017 primarily due to make-whole call provisions paid upon redemption of $1.76 billion in senior unsecured notes in 2017. See Item 8. Financial Statements and Supplementary Data - Note 16 to the consolidated financial statements for further detail.
Provision (benefit) for income taxes reflects an effective tax rate from continuing operations of 23% and 83% for 2018 and 2017. See Item 8. Financial Statements and Supplementary Data - Note 8 to the consolidated financial statements for a discussion of the effective income tax rate.
Discontinued operations are presented net of tax. See Item 8. Financial Statements and Supplementary Data - Note 5 to the consolidated financial statements for financial information concerning our discontinued operations.
Segment Results: 2018 compared to 2017
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
The following table reconciles segment income (loss) to net income (loss):

	Year Ended December 31,
(In millions)	2018	2017
United States	$608	$(148)
International	473	374
Segment income (loss)	1,081	226
Items not allocated to segments, net of income taxes(a)	15	(1,056)
Income (loss) from continuing operations	1,096	(830)
Income (loss) from discontinued operations(b)	—	(4,893)
Net income (loss)	$1,096	$(5,723)
(a) See Item 8. Financial Statements and Supplementary Data - Note 7 to the consolidated financial statements for further detail about items not allocated to segments.
(b) We sold our Canadian business in the second quarter of 2017. The Canadian business is reflected as discontinued operations in 2017.
 United States segment income increased $756 million after-tax in 2018 compared to 2017 primarily due to higher price realizations and an increase in net sales volumes, which resulted in increased revenues. This increase in revenue was partially offset by an increase in our net loss on commodity derivatives. Additionally, our increase in net sales volumes resulted in a corresponding increase to production expenses, DD&A, taxes other than income, and shipping, handling and other operating expenses which partially offset the increase to revenues.
 International segment income increased $99 million after-tax in 2018 compared to 2017 as a result of increased income in Other International and the U.K. primarily as a result of increased price realizations and an increase in Other International sales volumes. Lower expenses in 2018 were primarily driven by lower DD&A expense as a result of the decrease in estimated U.K. asset retirement costs, lower E.G. sales volumes and the sale of certain Other International properties. This was partially offset by lower income in Libya due to the 2018 sale of our Libya subsidiary (see Note 5 to the consolidated financial statements for further information).
Consolidated Results of Operations: 2017 compared to 2016
Revenues from contracts with customers are presented by segment in the table below:

	Year Ended December 31,
(In millions)	2017	2016
Revenues from contracts with customers
United States	$3,093	$2,331
International	1,154	665
Segment revenues from contracts with customers	$4,247	$2,996

Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Year Ended December 31, 2016	Price Realizations	Net Sales Volumes	Year Ended December 31, 2017
United States Price/Volume Analysis(a)
Crude oil and condensate	$1,852	$525	$25	$2,402
Natural gas liquids	189	117	18	324
Natural gas	274	58	29	361
Other sales	16			6
Total	$2,331			$3,093
International Price/Volume Analysis
Crude oil and condensate	$537	$214	$249	$1,000
Natural gas liquids	9	5	1	15
Natural gas	87	4	6	97
Other sales	32			42
Total	$665			$1,154
(a) Year ended December 31, 2016 includes sales volumes of 14 mboed on an annualized basis relating to assets sold when compared to 2017, primarily consisting of the disposition of Wyoming and certain non-operated CO2 and waterflood assets in West Texas and New Mexico in 2016.
Net gain (loss) on commodity derivatives decreased $30 million in 2017 from 2016. We have multiple crude oil and natural gas derivative contracts indexed to NYMEX WTI and Henry Hub. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Marketing revenues decreased $78 million in 2017 from 2016, primarily as a result of lower marketed volumes in the United States segment due to non-core asset dispositions. Marketing activities include the purchase of commodities from third parties for resale and serve to aggregate volumes in order to satisfy transportation commitments as well as to achieve flexibility within product types and delivery points. Since the volume of marketing activity is based on market dynamics, it can fluctuate from period to period.
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
Other income increased $25 million in 2017 from 2016. This increase was primarily a result of a downward revision in U.K. estimated asset retirement costs as well as timing of abandonment activities in the U.K. See Item 8. Financial Statements and Supplementary Data - Note 12 to the consolidated financial statements for detail about our asset retirement obligation.

Production expenses remained nearly flat during 2017 while our sales volumes from continuing operations increased. During 2017, our production expense rate (expense per boe) for United States was lower primarily due to the disposition of higher cost non-core assets in Wyoming. The International expense rate decreased in the year of 2017 primarily due to an increase in sales volumes in E.G. and Libya, combined with lower maintenance costs in E.G.

($ per boe)	2017		2016
Production Expense Rate	Expense	Rate	Expense	Rate
United States	$476	$5.57	$486	$5.96
International	$239	$4.51	$234	$5.26
Marketing costs decreased $77 million in 2017 from the prior year, consistent with the decrease in marketing revenues discussed above.
Shipping, handling, and other operating expenses decreased $53 million compared to 2016 which included the termination payment of our Gulf of Mexico deepwater drilling commitment in 2016.
 Exploration expenses increased $86 million in 2017 versus the comparable 2016 period, due primarily to charges taken as a result of lower forecasted long-term commodity prices and the anticipated sales of certain non-core properties in our International segment. In 2017, we recorded non-cash charges of $159 million comprised of $95 million in unproved property impairments in our International segment and $64 million dry well costs related to our Diaba License G4-223 in the Republic of Gabon. Additionally, our decision not to develop the Tchicuate offshore Block in the Republic of Gabon resulted in an increase to exploration expenses of $43 million during 2017. Unproved property impairments during 2016 primarily consist of non-cash charges related to our decision to not drill our remaining Gulf of Mexico leases.
The following table summarizes the components of exploration expenses:

	Year Ended December 31,
(In millions)	2017	2016
Exploration Expenses
Unproved property impairments	$246	$195
Dry well costs	77	25
Geological and geophysical	25	5
Other	61	98
Total exploration expenses	$409	$323
Exploration expense are also discussed in Item 8. Financial Statements and Supplementary Data - Note 11 to the consolidated financial statements.
Depreciation, depletion and amortization increased $216 million in 2017 from the prior year primarily as a result of an increase of $176 million in the United States due to a 5% increase in net sales volumes, and an increase in the DD&A rates within our U.S. resource plays. Also contributing to this higher expense was an increase of $52 million in our International segment resulting from increased sales volumes due to the completion and start-up of our E.G. Alba field compression project in mid-2016, and the resumption of sales volumes and production in Libya. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in sales volumes, reserves and capitalized costs, can also cause changes to our DD&A. The DD&A rate for United States increased primarily due to the sales volume mix between our U.S. resource plays, and the outside-operated Gunflint field achieving first production in mid-2016. Also contributing to the increase was a reduction to the Eagle Ford proved developed reserve base in the fourth quarter of 2016. The DD&A rate for our International segment remained relatively consistent with the 2016 rate. The following table provides DD&A rates for each segment.

($ per boe)	2017	2016
DD&A Rate
United States	$23.51	$22.49
International	$6.19	$6.21

 Impairments increased $162 million in 2017 from the comparable 2016 period. This increase was primarily consisting of $136 million of proved property impairments in certain non-core properties in our International segment as a result of our anticipated sales and lower forecasted long-term commodity prices. Additionally, included in proved property impairments was $89 million in 2017 and $67 million in 2016, both relating to lower forecasted commodity prices in conventional properties in Oklahoma and the Gulf of Mexico. See Item 8. Financial Statements and Supplementary Data - Note 11 to the consolidated financial statement for additional detail.
 Taxes other than income includes production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $32 million in the current year as a result of increased revenue and sales volumes, and due to a reserve being established for non-income tax examinations relating to open tax years.
The following table summarizes the components of taxes other than income:

	Year Ended December 31,
(In millions)	2017	2016
Taxes other than income
Production and severance	$121	$91
Ad valorem	13	23
Other	49	37
Total taxes other than income	$183	$151
Net interest and other decreased $62 million during 2017 primarily as a result of the termination of our forward starting interest rate swaps, which resulted in a gain of $46 million. Additionally, during 2017 we reduced total long-term debt by approximately $1.75 billion which resulted in a reduction to our net interest and other. The components of net interest and other are detailed in Item 8. Financial Statements and Supplementary Data - Note 16 to the consolidated financial statements.
Loss on early extinguishment of debt increased $51 million in 2017 primarily due to make-whole call provisions of $46 million paid upon the redemption of $1.76 billion in senior unsecured notes. See Item 8. Financial Statements and Supplementary Data - Note 16 to the consolidated financial statements for further detail.
Other net periodic benefit costs decreased $83 million primarily due to reduced pension settlement charges of $32 million in 2017 compared to $103 million in 2016.
Provision (benefit) for income taxes reflects an effective tax rate from continuing operations of 83% and 79% for 2017 and 2016. In 2017, our tax expense was primarily a result of our full valuation allowance on our net federal deferred tax assets throughout 2017 and the effects of our foreign operations. See Item 8. Financial Statements and Supplementary Data - Note 8 to the consolidated financial statements for a discussion of the effective income tax rate.
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
The following table reconciles segment income (loss) to net income (loss):

	Year Ended December 31,
(In millions)	2017	2016
United States	$(148)	$(415)
International	374	228
Segment income (loss)	226	(187)
Items not allocated to segments, net of income taxes(a)	(1,056)	(1,900)
Income (loss) from continuing operations	(830)	(2,087)
Income (loss) from discontinued operations(b)	(4,893)	(53)
Net income (loss)	$(5,723)	$(2,140)
(a) See Item 8. Financial Statements and Supplementary Data - Note 7 to the consolidated financial statements for further detail about items not allocated to segments.
(b) We sold our Canadian business in the second quarter of 2017. The Canadian business is reflected as discontinued operations in all periods presented.
 United States segment loss decreased $267 million in 2017 compared to 2016 primarily due to higher price realizations and higher sales volumes. Partially offsetting this revenue increase was an increase in DD&A and a decrease in the income tax benefit, as we did not realize a tax benefit on any net federal deferred tax assets generated in 2017 due to the full valuation allowance on net federal deferred tax assets in the prior year.
 International segment income increased $146 million in 2017 compared to 2016 primarily due to higher price realizations, and an increase in sales volumes in E.G. and Libya. This was partially offset by an increase in DD&A and income tax expense as a result of the increase in sales volumes.
Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity
Commodity prices are the most significant factor impacting our operating cash flows and the amount of capital available to reinvest into the business. In 2018, we experienced an increase in operating cash flows primarily due to improvements in the commodity price environment with increased consolidated average crude oil and condensate price realizations of over 25% to $63.32, and an increase to net sales volumes of 11% to 420 mboed.
During 2018 we continued our cash flow growth with highlights that include:

•	Cash and cash equivalents increased approximately $900 million to $1.5 billion at December 31, 2018.

•	Cash provided by operating activities from continuing operations increased by 63%, compared to the same period last year, to $3,234 million.

•	Used this additional cash provided by operating activities to return capital to shareholders by executing $700 million of share repurchases.

•	Received $750 million in remaining proceeds from the sale of our Canadian business and $450 million in proceeds from the sale of our Libya subsidiary.

•	Additionally these divestiture proceeds were used to capture additional acreage in our resource play leasing and exploration program of $369 million.
At December 31, 2018, we had approximately $4.9 billion of liquidity consisting of $1.5 billion in cash and cash equivalents and $3.4 billion available under our revolving credit facility. Additionally, during 2018 we extended the maturity date of our Credit Facility from May 28, 2021, to May 28, 2022. As previously discussed in our Outlook section, we are targeting a $2.6 billion Capital Budget for 2019. We believe our current liquidity level, cash flow from operations and ability to access the capital markets provides us with the flexibility to fund our business throughout the different commodity price cycles. We will continue to evaluate the commodity price environment and our spending throughout 2019.

Cash Flows
The following table presents sources and uses of cash and cash equivalents from continuing operations for 2018, 2017 and 2016:

	Year Ended December 31,
(In millions)	2018	2017	2016
Sources of cash and cash equivalents
Operating activities - continuing operations	$3,234	$1,988	$901
Disposal of assets, net of cash transferred to the buyer	1,264	1,787	1,219
Common stock issuance	—	—	1,236
Borrowings	—	988	—
Other	93	68	56
Total sources of cash and cash equivalents	$4,591	$4,831	$3,412
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(2,753)	$(1,974)	$(1,204)
Additions to other assets	(26)	(25)	—
Acquisitions, net of cash acquired	(25)	(1,891)	(902)
Purchases of common stock	(713)	(11)	(6)
Debt repayments	—	(2,764)	(1)
Debt extinguishment costs	—	(46)	—
Dividends paid	(169)	(170)	(162)
Other	(6)	(5)	(6)
Total uses of cash and cash equivalents	$(3,692)	$(6,886)	$(2,281)
Cash flows generated from operating activities in 2018 were 63% higher as both commodity price realizations and net sales volumes improved compared to 2017. Consolidated average crude oil and condensate price realizations increased by over 25% and net sales volumes increased 11% during 2018 as compared to 2017.
Proceeds from the disposals of assets for 2018 are primarily related to our non-operated interest in Libya as well as the remaining proceeds from the sale of our Canadian business. Proceeds from the disposals of assets for 2017 is primarily the result of the disposal of our Canadian business, and in 2016 are primarily from the sale of our Wyoming upstream and midstream assets, as well as the sale of certain other non-operated CO2 and waterflood assets in West Texas and New Mexico. Disposition transactions are discussed in further detail in Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements.
Issuance of common stock reflects net proceeds received in 2016 from our public sale of common stock.
Borrowings in 2017 are a result of the issuance of $1 billion of 4.4% senior unsecured notes due in 2027. Financing transactions are discussed in further detail in Item 8. Financial Statements and Supplementary Data – Note 16 to the consolidated financial statements for additional information.
Additions to property, plant and equipment reflect a significant use of cash and cash equivalents. The following table shows capital expenditures related to continuing operations by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Year Ended December 31,
(In millions)	2018	2017	2016
United States (a)	$2,620	$2,081	$936
International	39	42	82
Corporate	26	27	18
Total capital expenditures	2,685	2,150	1,036
Change in capital expenditure accrual	68	(176)	168
Total use of cash and cash equivalents for property, plant and equipment	$2,753	$1,974	$1,204
(a) 2018 capital expenditures includes 1,800 net acres in New Mexico for $105 million acquired from the Bureau of Land Management lease sale.

Additions to other assets relates to deposits on our resource play leasing and exploration program. During 2018 our resource play leasing and exploration capital expenditures totaled $369 million, largely including costs within property, plant and equipment, other assets and acquisitions. These expenditures were more than fully funded through the divestiture proceeds received in 2018.
During 2017, we closed on multiple Permian basin acquisitions for approximately $1.9 billion with cash on hand. Additionally, during 2016, we closed the Oklahoma STACK acquisition for a purchase price of $904 million, net of cash acquired. See Item 8. Financial Statements and Supplementary Data – Note 4 to the consolidated financial statements for further information concerning acquisitions.
In 2018, we acquired 36 million common shares at a cost of $700 million, excluding transaction fees and commissions, under our share repurchase program. Shares purchased were held as treasury stock. See Note 23 to the consolidated financial statements for additional information.
In December 2017, we redeemed $1 billion of 5.125% municipal revenue bonds due in 2037 in a refunding transaction. Additionally, during the third quarter of 2017, we used the net proceeds of the borrowing disclosed above plus existing cash on hand to redeem $1.76 billion in senior unsecured notes resulting in a recognized loss on early extinguishment of debt of $46 million, primarily due to make-whole call provisions. Financing transactions are discussed in further detail in Item 8. Financial Statements and Supplementary Data – Note 16 to the consolidated financial statements for additional information.
During 2018, 2017 and 2016, the Board of Directors approved a $0.05 per share quarterly dividend. See Capital Requirements below for additional information about the fourth quarter 2018 dividend.
Liquidity and Capital Resources
In October 2018, we extended the maturity date of our Credit Facility from May 28, 2021, to May 28, 2022. Fees on the unused commitment to the lenders, as well as the borrowing options under the Credit Facility, remain unaffected by the term extension. We retain the ability to request two one-year extensions and an option to increase the commitment amount by up to an additional $107 million, subject to the consent of any increasing lenders. The sub-facilities for swing-line loans and letters of credit remain unchanged allowing up to an aggregate amount of $100 million and $500 million, respectively.
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions, and our revolving Credit Facility. At December 31, 2018, we had approximately $4.9 billion of liquidity consisting of $1.5 billion in cash and cash equivalents and $3.4 billion available under our revolving Credit Facility. Our working capital requirements are supported by these sources and we may draw on our revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending budgets, dividend payments, defined benefit plan contributions, repayment of debt maturities, and other amounts that may ultimately be paid in connection with contingencies.
General economic conditions, commodity prices, and financial, business and other factors could affect our operations and our ability to access the capital markets. Our corporate credit ratings as of December 31, 2018 are: Standard & Poor's Ratings Services BBB- (positive); Fitch Ratings BBB (stable); and Moody's Investor Services, Inc. Ba1 (positive). A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital, and result in additional collateral requirements. See Item 1A. Risk Factors for a discussion of how a further downgrade in our credit ratings could affect us.
Additionally, in December of 2017, we redeemed $1 billion of 5.125% municipal revenue bonds due in 2037 in a refunding transaction that preserved our ability to remarket up to $1 billion of tax-exempt municipal bonds prior to 2037. We may incur additional debt in order to fund our capital expenditures, acquisitions or development activities, or for general corporate or other purposes. A higher level of indebtedness could increase the risk that our liquidity and financial flexibility deteriorates. See Item 1A. Risk Factors for a further discussion of how our level of indebtedness could affect us.
Capital Resources
Credit Arrangements and Borrowings
At December 31, 2018, we had no borrowings against our revolving credit facility.
At December 31, 2018, we had $5.5 billion in long-term debt outstanding, with our next debt maturity in the amount of $600 million due in 2020. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.

Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a "well-known seasoned issuer" for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Asset Disposals
We entered into an agreement to sell our subsidiary, Marathon Oil KDV B.V., which holds our 15% non-operated interest in the Atrush block in Kurdistan for proceeds of $63 million, before closing adjustments. Disposition transactions are discussed in further detail in Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of each fiscal quarter. Our debt-to-capital ratio was 31% at December 31, 2018 and 32% at December 31, 2017.

(In millions)	2018	2017
Long-term debt due within one year	$—	$—
Long-term debt	5,499	5,494
Total debt	$5,499	$5,494
Equity	$12,128	$11,708
Calculation
Total debt	$5,499	$5,494
Total debt plus equity (total capitalization)	$17,627	$17,202
Debt-to-capital ratio	31%	32%
Capital Requirements
Capital Spending
Our approved Capital Budget for 2019 is $2.6 billion. Additional details were previously discussed in Outlook.
Share Repurchase Program
In 2018, we acquired 36 million common shares at a cost of $700 million under our share repurchase program. The remaining share repurchase authorization as of December 31, 2018 is $800 million.
Other Expected Cash Outflows
On January 30, 2019, our Board of Directors approved a dividend of $0.05 per share for the fourth quarter of 2018. The dividend is payable on March 11, 2019 to shareholders of record on February 20, 2019.
We plan to make contributions of up to $50 million to our funded pension plans during 2019. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are expected to be approximately $5 million and $18 million in 2019.

Contractual Cash Obligations
The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2018.

(In millions)	Total	2019	2020- 2021	2022- 2023	Later Years
Short and long-term debt (includes interest)(a)	$8,521	$256	$1,087	$1,680	$5,498
Lease obligations	217	62	89	17	49
Purchase obligations:
Oil and gas activities(b)	69	58	1	1	9
Service and materials contracts(c)	122	83	39	—	—
Transportation and related contracts	1,355	327	330	229	469
Other (d)	39	18	21	—	—
Total purchase obligations	1,585	486	391	230	478
Other long-term liabilities reported in the consolidated balance sheet(e)	548	149	65	56	278
Total contractual cash obligations(f)	$10,871	$953	$1,632	$1,983	$6,303

(a)
Includes anticipated cash payments for interest of $256 million for 2019, $487 million for 2020-2021, $443 million for 2022-2023 and $1,798 million for the remaining years for a total of $2,984 million.

(b)
Oil and gas activities include contracts to acquire property, plant and equipment and commitments for oil and gas exploration such as costs related to contractually obligated exploratory work programs that are expensed immediately.

(c)	Service and materials contracts include contracts to purchase services such as utilities, supplies and various other maintenance and operating services.

(d)	Includes any drilling rigs and fracturing crews that are not considered lease obligations.

(e)
Primarily includes obligations for pension and other postretirement benefits including medical and life insurance. We have estimated projected funding requirements through 2027. Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.

(f)
This table does not include the estimated discounted liability for dismantlement, abandonment and restoration costs of oil and gas properties of $1,145 million. See Item 8. Financial Statements and Supplementary Data – Note 12 to the consolidated financial statements.

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
We will issue stand-alone letters of credit when required by a business partner. Such letters of credit outstanding at December 31, 2018, 2017 and 2016 aggregated $52 million, $89 million and $166 million. Most of the letters of credit are in support of obligations recorded in the consolidated balance sheet. For example, they are issued to counterparties to support firm transportation agreements and future abandonment liabilities.
In 2018, we signed an agreement with a lessor to construct and lease a new build-to-suit office building in Houston, Texas. The new Houston office location is expected to be completed in 2021.  The lessor and other participants are providing financing for up to $380 million, to fund the estimated project costs.  As of December 31, 2018 project costs incurred totaled $45 million, primarily for land acquisition costs.  The five-year lease term will commence once construction is substantially complete and the new Houston office is able to be occupied. At the end of the initial lease term, we can extend the term of the lease for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; remarket the property to an unrelated third party.  As of December 31, 2018 we have recorded this agreement as an operating lease, see Item 8. Financial Statements and Supplementary Data – Note 24 to the consolidated financial statements for further information on operating leases.

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

Reserve estimates are based on an unweighted arithmetic average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC. The table below provides the 2018 SEC pricing for certain benchmark prices:

2018 SEC Pricing
WTI Crude oil (per bbl)	$65.56
Henry Hub natural gas (per mmbtu)	$3.05
Brent crude oil (per bbl)	$72.70
Mont Belvieu NGLs (per bbl)	$26.63
When determining the December 31, 2018 proved reserves for each property, the benchmark prices listed above were adjusted using price differentials that account for property-specific quality and location differences.
Estimates of future cash flows associated with proved reserves are based on actual costs of developing and producing proved reserves at the end of the year. If annual SEC crude oil benchmark prices (see table above) were to decrease to approximately $45 per bbl, or 30% below average prices used to estimate 2018 proved reserves, we would not expect price related reserve revisions to have a material impact on proved reserve volumes. For further discussion of risks associated with our estimation of proved reserves, see Part I. Item 1A Risk Factors.
Depreciation and depletion of crude oil and condensate, NGLs and natural gas producing properties is determined by the units-of-production method and could change with revisions to estimated proved reserves. While revisions of previous reserve estimates have not historically been significant to the depreciation and depletion rates of our segments, any reduction in proved reserves, could result in an acceleration of future DD&A expense. The following table illustrates, on average, the sensitivity of each segment's units-of-production DD&A per boe and pretax income to a hypothetical 10% change in 2018 proved reserves based on 2018 production.

	Impact of a 10% Increase in Proved Reserves		Impact of a 10% Decrease in Proved Reserves
(In millions, except per boe)	DD&A per boe	Pretax Income	DD&A per boe	Pretax Income
United States	$(1.85)	$202	$2.27	$(246)
International	$(0.40)	$18	$0.49	$(22)
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
Estimates of retirement costs are developed for each property based on numerous factors, such as the scope of the dismantlement, timing of settlement, interpretation of legal, regulatory and contractual requirements, type of production and processing structures, depth of water (if applicable), reservoir characteristics, depth of the reservoir, market demand for equipment, currently available dismantlement and restoration procedures and consultations with construction and engineering professionals. Currency exchange rates, inflation rates and credit-adjusted-risk-free interest rates are then applied to estimate the fair values of the obligations. To the extent these or other assumptions change after initial recognition of the liability, the fair value estimate is revised and the recognized liability adjusted, with a corresponding adjustment made to the related asset balance or income statement, as appropriate. Changes in estimated asset retirement obligations for late life assets could result in impairment or in the recognition of income. During 2018 we made revisions to these estimates and reduced our recognized liability by $204 million. This downward revision was primarily due to the acceleration of our U.K. abandonment activities to capture favorable market conditions and lower estimated abandonment costs. See Item 8. Financial Statements and Supplementary Data – Note 12 to the consolidated financial statements for disclosures regarding our asset retirement obligation estimates.

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
The need to test long-lived assets and goodwill for impairment can be based on several indicators, including a significant reduction in prices of crude oil and condensate, NGLs and natural gas, sustained declines in our common stock, reductions to our Capital Budget, unfavorable adjustments to reserves, significant changes in the expected timing of production, other changes to contracts or changes in the regulatory environment in which the property is located.
Impairment Assessments of Long-Lived Assets
Long-lived assets in use are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. For purposes of an impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is field-by-field or, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. If the sum of the undiscounted estimated cash flows from the use of the asset group and its eventual disposition is less than the carrying value of an asset group, the carrying value is written down to the estimated fair value. During 2018 the anticipated sales of certain non-core proved properties in our International and United States segments triggered an assessment of certain of our long-lived assets related to oil and gas producing properties for impairment. We estimated the fair values using a market approach, based upon anticipated sales proceeds less costs to sell, and recognized impairments. As of December 31, 2018 our estimated undiscounted cash flows relating to our remaining long-lived assets significantly exceeded their carrying values in our core assets. Long-lived assets most at risk for future impairment had an estimated carrying value of less than $50 million. See Item 8. Financial Statements and Supplementary Data Note 11 and Note 15 to the consolidated financial statements for discussion of impairments recorded in 2018, 2017 and 2016 and the related fair value measurements.
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

•
Expected timing of production. Production forecasts are the outcome of engineering studies which estimate reserves, as well as expected capital programs. The actual timing of the production could be different than the projection. Cash flows realized later in the projection period are less valuable than those realized earlier due to the time value of money. The expected timing of production that we use in our fair value estimates is consistent with that used in our planning and capital investment reviews.

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
Impairment Assessments of Goodwill
Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value may have been reduced below its carrying value. Goodwill is tested for impairment at the reporting unit level. Our reporting units are the same as our reporting segments, of which only International includes goodwill. As of December 31, 2018, our consolidated balance sheet included goodwill of $97 million. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. We first assess the qualitative factors in order to determine whether the fair value of our International reporting unit is more likely than not less than its carrying amount. Certain qualitative factors used in our evaluation include, among other things, the results of the most recent quantitative assessment of the goodwill impairment test, macroeconomic conditions; industry and market conditions (including commodity prices and cost factors); overall financial performance; and other relevant entity-specific events. If, after considering these events and circumstances we determined that it is more likely than not that the fair value of the International reporting unit is less than its carrying amount, a quantitative goodwill test is performed. The quantitative goodwill test is performed using a combination of market and income approaches. The market approach references observable inputs specific to us and our industry, such as the price of our common equity, our enterprise value, and valuation multiples of us and our peers from the investor analyst community. The income approach utilizes discounted cash flows, which are based on forecasted assumptions. Key assumptions to the income approach are the same as those described above regarding our impairment assessment of long lived assets and are consistent with those that management uses to make business decisions.

During the second quarter of 2018, we performed our annual impairment test of goodwill using the qualitative assessment. Our qualitative assessment considered the significant excess fair value over carrying value in our most recent step 1 test (second quarter 2017) and noted a general improvement in the qualitative factors above. After assessing the totality of the qualitative factors which could have a positive or negative impact on goodwill, our assessment did not indicate that it is more likely than not that the fair value is less than its carrying value. As a result, we concluded that no impairment to goodwill was required for our International reporting unit. We believe the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in such assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. See Item 8. Financial Statements and Supplementary Data Note 13 to the consolidated financial statements for additional discussion of goodwill.
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
Based on the assumptions and judgments described above, as of December 31, 2018, we reflect a valuation allowance in our consolidated balance sheet of $749 million against our gross deferred tax assets of $2.0 billion in various jurisdictions in which we operate. Our gross deferred tax assets consist primarily of federal U.S. operating loss carryforwards of $655 million, which will expire in 2035 - 2037, and $472 million in 2018 which can be carried forward indefinitely. Since December 31, 2016, we have maintained a full valuation allowance on our net federal deferred tax assets. If objective negative evidence in the form of cumulative losses are no longer present and additional weight is given to subjective evidence such as forecasted projections of taxable income in future years, we would adjust the amount of the federal deferred tax assets considered realizable and reduce the provision for income taxes in the period of adjustment. See Item 8. Financial Statements and Supplementary Data – Note 8 to the consolidated financial statements for further detail.

Pension and Other Postretirement Benefit Obligations
Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

•	the discount rate for measuring the present value of future plan obligations;

•	the expected long-term return on plan assets;

•	the rate of future increases in compensation levels; and
We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our U.S. pension plans and our other U.S. postretirement benefit plans due to the different projected benefit payment patterns. In determining the assumed discount rates, our methods include a review of market yields on high-quality corporate debt and use of our third-party actuary's discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a yield curve derived from bond yields. The yield curve represents a series of annualized individual spot discount rates from 0.5 to 99 years. The bonds used are rated AA or higher by a recognized rating agency, only non-callable bonds are included and outlier bonds (bonds that have a yield to maturity that significantly deviates from the average yield within each maturity grouping) are removed. Each issue is required to have at least $300 million par value outstanding. The constructed yield curve is based on those bonds representing the 50% highest yielding issuances within each defined maturity group.
Of the assumptions used to measure obligations and estimated annual net periodic benefit cost as of December 31, 2018 the discount rate has the most significant effect on the periodic benefit cost reported for the plans. The hypothetical impacts of a 0.25% change in the discount rates of 4.26% for our U.S. pension plans and 4.09% for our other U.S. postretirement benefit plans is summarized in the table below:

	Impact of a 0.25% Increase in Discount Rate		Impact of a 0.25% Decrease in Discount Rate
(In millions)	Obligation	Expense	Obligation	Expense
U.S. pension plans	$(3)	$—	$3	$—
Other U.S. postretirement benefit plans	$(1)	$—	$1	$—
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
Item 8. Financial Statements and Supplementary Data – Note 18 to the consolidated financial statements includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive income reported on the consolidated balance sheets.
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
Accounting Standards Not Yet Adopted
See Item 8. Financial Statements and Supplementary Data – Note 2 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to the volatility of crude oil and condensate, NGLs, and natural gas prices as the volatility of these prices continues to impact our industry. We expect commodity prices to remain volatile and unpredictable in the future, we are also exposed to market risks related to changes in interest rates. We employ various strategies, including the use of financial derivative instruments, to manage the risks related to commodity price fluctuations. We are at risk for changes in the fair value of all of our derivative instruments; however, such risk should be mitigated by price changes related to the underlying commodity or financial transaction. While the use of derivative instruments could materially affect our results of operations in particular quarterly or annual periods, we believe that the use of these instruments will not have a material adverse effect on our financial position or liquidity.
See Item 8. Financial Statements and Supplementary Data – Note 14 and Note 15 to the consolidated financial statements for more information about the fair value measurement of our derivatives, the amounts recorded in our consolidated balance sheets and statements of income and the related notional amounts.
Commodity Price Risk
Our strategy is to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. However, management will periodically protect prices on forecasted sales to support cash flow and liquidity, as deemed appropriate. We may use a variety of commodity derivative instruments, including futures, forwards, swaps and combinations of options, as part of an overall program to manage commodity price risk in our business. Our consolidated results for 2018, 2017 and 2016 were impacted by crude oil and natural gas derivatives related to a portion of our forecasted United States sales.
As of December 31, 2018, we had various open commodity derivatives related to crude oil and natural gas with a net asset position of $127 million. Based on the December 31, 2018, published NYMEX WTI and Henry Hub futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for natural gas) increases (decreases) the fair values of our net commodity derivative open positions as follows:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Crude oil derivatives	$(30)	$19
Natural gas derivatives	(1)	1
Total	$(31)	$20
Interest Rate Risk
At December 31, 2018, our portfolio of long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.5 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
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
An evaluation of the design and effectiveness of our internal control over financial reporting, based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, Marathon Oil’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of Marathon Oil’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Lee M. Tillman	/s/ Dane E. Whitehead
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marathon Oil Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Marathon Oil Corporation and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/PricewaterhouseCoopers LLP
Houston, Texas
February 21, 2019

We have served as the Company’s auditor since 1982.

MARATHON OIL CORPORATION
Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Revenues and other income:
Revenues from contracts with customers	$5,902	$4,247	$2,996
Net gain (loss) on commodity derivatives	(14)	(36)	(66)
Marketing revenues	—	162	240
Income from equity method investments	225	256	175
Net gain (loss) on disposal of assets	319	58	389
Other income	150	78	53
Total revenues and other income	6,582	4,765	3,787
Costs and expenses:
Production	842	716	720
Marketing, including purchases from related parties	—	168	245
Shipping, handling and other operating	575	431	484
Exploration	289	409	323
Depreciation, depletion and amortization	2,441	2,372	2,156
Impairments	75	229	67
Taxes other than income	299	183	151
General and administrative	394	371	371
Total costs and expenses	4,915	4,879	4,517
Income (loss) from operations	1,667	(114)	(730)
Net interest and other	(226)	(270)	(332)
Other net periodic benefit costs	(14)	(19)	(102)
Loss on early extinguishment of debt	—	(51)	—
Income (loss) from continuing operations before income taxes	1,427	(454)	(1,164)
Provision (benefit) for income taxes	331	376	923
Income (loss) from continuing operations	1,096	(830)	(2,087)
Income (loss) from discontinued operations	—	(4,893)	(53)
Net income (loss)	$1,096	$(5,723)	$(2,140)
Per basic share:
Income (loss) from continuing operations	$1.30	$(0.97)	$(2.55)
Income (loss) from discontinued operations	$—	$(5.76)	$(0.06)
Net income (loss)	$1.30	$(6.73)	$(2.61)
Per diluted share:
Income (loss) from continuing operations	$1.29	$(0.97)	$(2.55)
Income (loss) from discontinued operations	$—	$(5.76)	$(0.06)
Net income (loss)	$1.29	$(6.73)	$(2.61)
Weighted average common shares outstanding:
Basic	846	850	819
Diluted	847	850	819
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income (loss)	$1,096	$(5,723)	$(2,140)
Other comprehensive income (loss)
Postretirement and postemployment plans:
Change in actuarial loss and other	117	21	16
Income tax provision (benefit)	4	7	(4)
Postretirement and postemployment plans, net of tax	121	28	12
Derivative hedges:
Net unrecognized gain (loss)	—	(13)	61
Reclassification of gains on terminated derivative hedges	—	(47)	—
Income tax provision (benefit)	—	21	(22)
Derivative hedges, net of tax	—	(39)	39
Foreign currency hedges:
Net recognized loss reclassified to discontinued operations	—	34	—
Income tax provision (benefit)	—	(4)	—
Foreign currency hedges, net of tax	—	30	—
Other, net of tax	4	2	1
Other comprehensive income (loss)	125	21	52
Comprehensive income (loss)	$1,221	$(5,702)	$(2,088)
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets

	December 31,
(In millions, except par values and share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,462	$563
Receivables, less reserve of $11 and $12	1,079	1,082
Notes receivable	—	748
Inventories	96	126
Other current assets	257	36
Current assets held for sale	27	11
Total current assets	2,921	2,566
Equity method investments	745	847
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $21,830 and $21,564	16,804	17,665
Goodwill	97	115
Other noncurrent assets	723	764
Noncurrent assets held for sale	31	55
Total assets	$21,321	$22,012
Liabilities
Current liabilities:
Accounts payable	$1,320	$1,395
Payroll and benefits payable	154	108
Accrued taxes	181	177
Other current liabilities	170	288
Current liabilities held for sale	7	—
Total current liabilities	1,832	1,968
Long-term debt	5,499	5,494
Deferred tax liabilities	199	833
Defined benefit postretirement plan obligations	195	362
Asset retirement obligations	1,081	1,428
Deferred credits and other liabilities	279	217
Noncurrent liabilities held for sale	108	2
Total liabilities	9,193	10,304
Commitments and contingencies
Stockholders’ Equity
Preferred stock - no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares and 937 million shares (par value $1 per share, 1.925 billion shares authorized at December 31, 2018 and 1.1 billion shares authorized at December 31, 2017)	937	937
Held in treasury, at cost – 118 million shares and 87 million shares	(3,816)	(3,325)
Additional paid-in capital	7,238	7,379
Retained earnings	7,706	6,779
Accumulated other comprehensive income (loss)	63	(62)
Total stockholders' equity	12,128	11,708
Total liabilities and stockholders' equity	$21,321	$22,012
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2018	2017	2016
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$1,096	$(5,723)	$(2,140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	—	4,893	53
Depreciation, depletion and amortization	2,441	2,372	2,156
Impairments	75	229	67
Exploratory dry well costs and unproved property impairments	255	323	220
Net (gain) loss on disposal of assets	(319)	(58)	(389)
Deferred income taxes	52	(61)	828
Net (gain) loss on derivative instruments	14	36	66
Net settlements of derivative instruments	(281)	45	44
Pension and other post retirement benefits, net	(65)	(46)	(3)
Stock-based compensation	53	49	51
Equity method investments, net	45	20	17
Changes in:
Current receivables	(133)	(334)	67
Inventories	(1)	10	64
Current accounts payable and accrued liabilities	179	297	(137)
Other current assets and liabilities	(22)	1	33
All other operating, net	(155)	(65)	(96)
Net cash provided by operating activities from continuing operations	3,234	1,988	901
Investing activities:
Additions to property, plant and equipment	(2,753)	(1,974)	(1,204)
Additions to other assets	(26)	(25)	—
Acquisitions, net of cash acquired	(25)	(1,891)	(902)
Disposal of assets, net of cash transferred to the buyer	1,264	1,787	1,219
Equity method investments - return of capital	57	64	55
All other investing, net	13	(5)	(1)
Net cash used in investing activities from continuing operations	(1,470)	(2,044)	(833)
Financing activities:
Borrowings	—	988	—
Debt repayments	—	(2,764)	(1)
Debt extinguishment costs	—	(46)	—
Common stock issuance	—	—	1,236
Purchases of common stock	(713)	(11)	(6)
Dividends paid	(169)	(170)	(162)
All other financing, net	23	—	1
Net cash provided by (used in) financing activities	(859)	(2,003)	1,068
Net increase in cash and cash equivalents of discontinued operations (Note 5)	—	130	238
Effect of exchange rate on cash and cash equivalents	(2)	4	(3)
Cash held for sale	(4)	—	(2)
Net increase (decrease) in cash and cash equivalents	899	(1,925)	1,369
Cash and cash equivalents at beginning of period	563	2,488	1,119
Cash and cash equivalents at end of period	$1,462	$563	$2,488
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2015 Balance	$—	$770	$(3,554)	$6,498	$14,974	$(135)	$18,553
Shares issued - stock-based compensation	—	—	128	(86)	—	—	42
Shares repurchased	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	—	(35)	—	—	(35)
Net loss	—	—	—	—	(2,140)	—	(2,140)
Other comprehensive income	—	—	—	—	—	52	52
Dividends paid ($0.20 per share)	—	—	—	—	(162)	—	(162)
Common stock issuance	—	167	—	1,069	—	—	1,236
December 31, 2016 Balance	$—	$937	$(3,431)	$7,446	$12,672	$(83)	$17,541
Shares issued - stock-based compensation	—	—	117	(50)	—	—	67
Shares repurchased	—	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	—	(17)	—	—	(17)
Net loss	—	—	—	—	(5,723)	—	(5,723)
Other comprehensive income	—	—	—	—	—	21	21
Dividends paid ($0.20 per share)	—	—	—	—	(170)	—	(170)
Common stock issuance	—	—	—	—	—	—	—
December 31, 2017 Balance	$—	$937	$(3,325)	$7,379	$6,779	$(62)	$11,708
Shares issued - stock-based compensation	—	—	221	(109)	—	—	112
Shares repurchased	—	—	(712)	—	—	—	(712)
Stock-based compensation	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	1,096	—	1,096
Other comprehensive income	—	—	—	—	—	125	125
Dividends paid ($0.20 per share)	—	—	—	—	(169)	—	(169)
December 31, 2018 Balance	$—	$937	$(3,816)	$7,238	$7,706	$63	$12,128

(Shares in millions)	Preferred Stock	Common Stock	Treasury Stock
December 31, 2015 Balance	—	770	93
Shares issued - stock-based compensation	—	—	(3)
Common stock issuance	—	167	—
December 31, 2016 Balance	—	937	90
Shares issued - stock-based compensation	—	—	(3)
December 31, 2017 Balance	—	937	87
Shares issued - stock-based compensation	—	—	(6)
Shares repurchased	—	—	37
December 31, 2018 Balance	—	937	118
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

1. Summary of Principal Accounting Policies
We are an independent exploration and production company engaged in exploration, production and marketing of crude oil and condensate, NGLs and natural gas; as well as production and marketing of products manufactured from natural gas, such as LNG and methanol, in E.G.
Basis of presentation and principles applied in consolidation – These consolidated financial statements, including notes have been prepared in accordance with U.S. GAAP. These consolidated financial statements include the accounts of our controlled subsidiaries. Investments in unincorporated joint ventures and undivided interests in certain operating assets are consolidated on a pro rata basis.
During the year, we renamed our United States E&P and International E&P segments to the United States and International segments. The characteristics and composition of these segments remained unchanged and there was no effect on previously reported segment information. See Note 7 for further information on our reportable segments.
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
Reclassifications – In the first quarter of 2018 we adopted the new Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers using the modified retrospective method. To conform the historical presentation to our current presentation, we reclassified gains/losses arising from our commodity derivatives out of the revenues from contracts with customers line into a separate line, net gain (loss) on commodity derivatives, on the consolidated statements of income. Additionally, in the first quarter of 2018 we adopted the new pension accounting standards update on a retrospective basis, and reclassified the required cost elements from general and administrative expense into production expense, exploration expense, and other net periodic benefit costs. See Note 2 for further discussion of the adoption of these accounting standards.
Additionally, we have reclassified certain prior year amounts between operating cash flow categories to present it on a basis comparable with the current year's presentation with no impact on net cash provided by operating activities.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Foreign currency transactions – The U.S. dollar is the functional currency of our foreign operating subsidiaries. Foreign currency transaction gains and losses are included in net income.
Revenue recognition – We recognize revenue at an amount that reflects the consideration to which we believe we are entitled in exchange for transferring goods and/or services to a customer. In the lower 48 states of the U.S., production volumes of crude oil and condensate, NGLs and natural gas are generally sold immediately and transported to market. In international locations, liquid hydrocarbon production volumes may be stored as inventory and sold at a later time.
See Note 6 for further discussion of the revenue recognition accounting policies.
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
Notes receivable – At closing of the sale of our Canadian business in 2017 we received two notes receivable for a combined $750 million, we received these proceeds in the first quarter of 2018. Both notes receivable were initially recorded at fair value and were reported at amortized cost. These notes receivable were evaluated for collectability on an individual basis each reporting period, based on the financial condition of the debtor. See Note 5 for additional discussion.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

In July 2018, the FASB issued a new transition option that allows entities to adopt the new lease accounting standard using the modified retrospective transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We elected this new transition option and continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption.
We will adopt the new standard in the first quarter of 2019 and will recognize a right of use asset and lease liability on the adoption date. We will apply practical expedients provided in the standard that allow, among others, not to reassess contracts that commenced or expired prior to the effective date. We also elected a policy not to recognize right of use assets and lease liabilities related to short-term leases.
To facilitate the adoption of this standard, we completed the installation and configuration of a software system in January 2019. While we continue to evaluate our contracts and associated data for compliance with the new standard, we believe the adoption of this standard as of January 1, 2019 will result in the recognition of a right of use asset and related lease liability, on our consolidated balance sheet, between $160 million to $210 million.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

We concluded that the adoption of the new revenue standard did not result in any significant changes to our consolidated balance sheet or statement of cash flows. The following tables summarize the impacts of adopting the new revenue standard on our consolidated income statement for the year ended December 31, 2018.

	Year Ended December 31, 2018
(In millions)	As reported	Adjustments	Presentation without adoption of ASC Topic 606
Revenues and other income:
Revenues from contracts with customers	$5,902	$(12)	$5,890
Marketing revenues	—	159	159
Other income	150	(5)	145
Costs and expenses:
Marketing, including purchases from related parties	$—	$158	$158
Shipping, handling and other operating	575	(16)	559
Pension accounting standard
In the first quarter of 2018, we adopted the new accounting standards update that changes how employers that sponsor defined pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. As a result, employers are required to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. We adopted this standard on a retrospective basis, and reclassified the required cost elements from general and administrative expense into production expense, exploration expense, and other net periodic benefit costs. The adoption of this standard did not have a significant impact on our consolidated balance sheet or statement of cash flows. The following tables summarize the impacts of adopting this standard on our historical consolidated income statement for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
(In millions)	Previously Reported	As reclassified	Effect of Change Higher/(Lower)
Production	$706	$716	$10
Exploration	409	409	—
General and administrative	400	371	(29)
Income (loss) from operations	(133)	(114)	19
Other net periodic benefit costs(a)	—	(19)	(19)

	Year Ended December 31, 2016
(In millions)	Previously Reported	As reclassified	Effect of Change Higher/(Lower)
Production	$712	$720	$8
Exploration	323	323	—
General and administrative	481	371	(110)
Income (loss) from operations	(832)	(730)	102
Other net periodic benefit costs(a)	—	(102)	(102)
(a) Includes net settlement loss and other net periodic benefit costs, excluding service costs (See Note 18).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

3.    Income (Loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 6 million, 11 million and 13 million stock options in 2018, 2017 and 2016 that were antidilutive.

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Income (loss) from continuing operations	$1,096	$(830)	$(2,087)
Income (loss) from discontinued operations	—	(4,893)	(53)
Net income (loss)	$1,096	$(5,723)	$(2,140)

Weighted average common shares outstanding	846	850	819
Effect of dilutive securities	1	—	—
Weighted average common shares, diluted	847	850	819
Per basic share:
Income (loss) from continuing operations	$1.30	$(0.97)	$(2.55)
Income (loss) from discontinued operations	$—	$(5.76)	$(0.06)
Net income (loss)	$1.30	$(6.73)	$(2.61)
Per diluted share:
Income (loss) from continuing operations	$1.29	$(0.97)	$(2.55)
Income (loss) from discontinued operations	$—	$(5.76)	$(0.06)
Net income (loss)	$1.29	$(6.73)	$(2.61)
Dividends per share	$0.20	$0.20	$0.20

4. Acquisitions
2017 - United States Segment
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
2016 - United States Segment
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
United States Segment
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
In the third quarter of 2016, we entered into an agreement to sell certain non-operated CO2 and waterflood assets in West Texas and New Mexico. This sale closed during the fourth quarter for proceeds of $235 million, and a pre-tax gain of $63 million. During the third quarter 2016, we sold certain non-operated assets primarily in West Texas and New Mexico to multiple purchasers for combined proceeds of approximately $67 million, and recognized a total pre-tax gain of $55 million.
During the second quarter of 2016, we received proceeds of approximately $690 million related to sale of our Wyoming upstream and midstream assets and recorded a pre-tax gain of $266 million; with the remaining Wyoming asset sales closing in fourth quarter of 2016 for proceeds of $155 million, excluding closing adjustments and a pre-tax gain of $38 million.
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
International Segment
In the fourth quarter of 2018, we entered into an agreement to sell our subsidiary, Marathon Oil KDV B.V., which holds our 15% non-operated interest in the Atrush block in Kurdistan for proceeds of $63 million, before closing adjustments. This property is classified as held for sale in the consolidated balance sheet at December 31, 2018, with total assets of $58 million, total liabilities of $17 million. We expect the transaction to close in the first half of 2019.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Our Canadian business is reflected as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for all periods presented. The following table contains select amounts reported in our historical consolidated statements of income and consolidated statements of cash flows as discontinued operations:

	Year Ended December 31,
(In millions)	2018	2017	2016
Total revenue and other income	$—	$431	$863
Net gain (loss) on disposal of assets	—	(43)	—
Total revenues and other income	—	388	863
Costs and expenses:
Production	—	254	601
Exploration	—	—	7
Depreciation, depletion and amortization	—	40	239
Impairments	—	6,636	—
Other	—	25	87
Total costs and expenses	—	6,955	934
Pretax income (loss) from discontinued operations	—	(6,567)	(71)
Provision (benefit) for income taxes	—	(1,674)	(18)
Income (loss) from discontinued operations	$—	$(4,893)	$(53)

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash flow from discontinued operations:
Operating activities	$—	$141	$177
Investing activities	—	(13)	(41)
Changes in cash included in current assets held for sale	—	2	100
Net increase in cash and cash equivalents of discontinued operations	$—	$130	$236
6. Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the U.S. and various international locations.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas.

	Year Ended December 31, 2018
United States				Northern
(In millions)	Eagle Ford	Bakken	Oklahoma	Delaware	Other U.S.	Total
Crude oil and condensate	$1,554	$1,568	$426	$235	$164	$3,947
Natural gas liquids	205	62	181	38	9	495
Natural gas	145	38	184	20	26	413
Other	8	—	—	—	23	31
Revenues from contracts with customers	$1,912	$1,668	$791	$293	$222	$4,886

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2018
International				Other
(In millions)	E.G.	U.K.	Libya	International	Total
Crude oil and condensate	$342	$282	$187	$77	$888
Natural gas liquids	4	5	—	—	9
Natural gas	37	40	9	—	86
Other	1	32	—	—	33
Revenues from contracts with customers	$384	$359	$196	$77	$1,016

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
Contract receivables and liabilities
The following table provides information about receivables and contract assets (liabilities) from contracts with customers.

(In millions)	December 31, 2018	January 1, 2018
Receivables from contracts with customers, which are included in receivables, less reserves	$714	$811
Contract asset (liability)	$(1)	$—

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
Significant changes in the contract asset (liability) balance during the period are as follows.

(In millions)	Year Ended December 31, 2018
Contract asset balance as of January 1, 2018	$—
Revenue recognized as performance obligations are satisfied	109
Amounts invoiced to customers	(110)
Contract asset (liability) balance as of December 31, 2018	$(1)
7. Segment Information
We have two reportable operating segments. Each of our two reportable operating segments are organized by geographic location and managed according to the nature of the products and services offered.

•	United States ("U.S.") – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States

•
International ("Int'l") – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States and produces and markets products manufactured from natural gas, such as LNG and methanol, in E.G.

Information regarding assets by segment is not presented because it is not reviewed by the chief operating decision maker (“CODM”).  Segment income (loss) represents income (loss) which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, proved property impairments, certain exploration expenses relating to a strategic decision to exit conventional exploration, change in tax expense associated with a tax rate change, changes in our valuation allowance, unrealized gains or losses on commodity derivative instruments, pension settlement losses or other items (as determined by the CODM) are not allocated to operating segments.
As discussed in Note 5, we closed on the sale of our Canadian business, which includes our Oil Sands Mining segment and exploration stage in-situ leases, in the second quarter of 2017. The Canadian business is reflected as discontinued operations and is excluded from segment information in all historical periods presented.
During the year, we renamed our United States E&P and International E&P segments to the United States and International segments. See Note 1 for further information.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2018
			Not Allocated
(In millions)	U.S.	Int'l	to Segments		Total
Revenues from contracts with customers	$4,886	$1,016	$—		$5,902
Net gain (loss) on commodity derivatives	(281)	—	267	(b)	(14)
Income from equity method investments	—	225	—		225
Net gain (loss) on disposal of assets	—	—	319	(c)	319
Other income	16	12	122	(d)	150
Less costs and expenses:
Production	625	215	2		842
Shipping, handling and other operating	499	70	6		575
Exploration	246	3	40	(e)	289
Depreciation, depletion and amortization	2,217	197	27		2,441
Impairments	—	—	75	(f)	75
Taxes other than income	301	—	(2)		299
General and administrative	146	32	216		394
Net interest and other	—	—	226		226
Other net periodic benefit costs	—	(9)	23	(g)	14
Income tax provision (benefit)	(21)	272	80		331
Segment income (loss) / Income (loss) from continuing operations	$608	$473	$15		$1,096
Capital expenditures(a)	$2,620	$39	$26		$2,685

(a)	Includes accruals.

(b)	Unrealized gain on commodity derivative instruments (see Note 14).

(c)	Primarily related to the gain on sale of our Libya subsidiary (see Note 5).
(d) Primarily a reduction of asset retirement obligations in our International segment (see Note 12).

(e)	Primarily related to dry well expense and unproved property impairment associated with the Rodo well in Alba Block Sub Area B, offshore E.G. (see Note 10).

(f)	Due to the anticipated sales of certain non-core proved properties in our International and United States segments (see Note 11).

(g)	Includes pension settlement loss of $21 million (see Note 18).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2017
			Not Allocated
(In millions)	U.S.	Int'l	to Segments		Total
Revenues from contracts with customers	$3,093	$1,154	$—		$4,247
Net gain (loss) on commodity derivatives	45	—	(81)	(b)	(36)
Marketing revenues	29	133	—		162
Income from equity method investments	—	256	—		256
Net gain on disposal of assets	1	—	57	(c)	58
Other income	12	6	60		78
Less costs and expenses:
Production	476	239	1		716
Marketing	36	132	—		168
Shipping, handling, and other operating	354	77	—		431
Exploration	154	5	250	(d)	409
Depreciation, depletion and amortization	2,011	328	33		2,372
Impairments	4	—	225	(e)	229
Taxes other than income	173	—	10		183
General and administrative	119	30	222		371
Net interest and other	—	—	270	(f)	270
Other net periodic benefit costs	—	(8)	27	(g)	19
Loss on early extinguishment of debt	—	—	51	(h)	51
Income tax provision (benefit)	1	372	3		376
Segment income (loss) / Income (loss) from continuing operations	$(148)	$374	$(1,056)		$(830)
Capital expenditures(a)	$2,081	$42	$27		$2,150

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (see Note 14).

(c)	Primarily related to the sale of certain conventional assets in Oklahoma and Colorado (see Note 5).
(d) Primarily related to unproved property impairments associated with certain non-core properties within our International segment (see Note 11).

(e)	Primarily related to proved property impairments associated with certain non-core properties within our International segment (see Note 11).

(f)	Includes a gain of $46 million resulting from the termination of our forward starting interest rate swaps (see Note 14).

(g)	Includes pension settlement loss of $32 million (see Note 18).

(h)	Primarily related to the make-whole call provisions paid upon redemption of our senior unsecured notes (see Note 16).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2016
			Not Allocated
(In millions)	U.S.	Int'l	to Segments		Total
Revenues from contracts with customers	$2,331	$665	$—		$2,996
Net gain (loss) on commodity derivatives	44	—	(110)	(b)	(66)
Marketing revenues	135	105	—		240
Income from equity method investments	—	175	—		175
Net gain (loss) on disposal of assets	8	2	379	(c)	389
Other income	20	30	3		53
Less costs and expenses:
Production	486	234	—		720
Marketing costs	142	103	—		245
Shipping, handling, and other operating	328	43	113	(d)	484
Exploration	127	17	179	(e)	323
Depreciation, depletion and amortization	1,835	276	45		2,156
Impairments	20	—	47	(f)	67
Taxes other than income	149	—	2		151
General and administrative	94	30	247		371
Net interest and other	—	—	332		332
Other net periodic benefit costs	—	(3)	105	(g)	102
Income tax provision (benefit)	(228)	49	1,102	(h)	923
Segment income (loss) / Income (loss) from continuing operations	$(415)	$228	$(1,900)		$(2,087)
Capital expenditures(a)	$936	$82	$18		$1,036

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (see Note 14).

(c)	Primarily related to net gain on disposal of assets (see Note 5).

(d)	Includes termination payment on our Gulf of Mexico deepwater drilling rig commitment of $113 million.

(e)	Primarily related to impairments associated with the decision to not drill remaining Gulf of Mexico undeveloped leases (see Note 11).
(f) Proved property impairments (see Note 11).

(g)	Includes pension settlement loss of $103 million (see Note 18).

(h)	Increased valuation allowance on certain of our deferred tax assets of $1,346 million.

Revenues from external customers (including commodity derivatives) are attributed to geographic areas based upon selling location. The following summarizes revenues from external customers by geographic area.

	Year Ended December 31,
(In millions)	2018	2017	2016
United States	$4,872	$3,086	$2,400
Equatorial Guinea	383	530	444
Libya(a)	196	431	54
U.K.	360	289	263
Other international	77	37	9
Total	$5,888	$4,373	$3,170
(a) The decrease in 2018 is due to the sale of our Libya subsidiary in the first quarter of 2018 (see Note 5).
In 2018, sales to Valero Marketing and Supply and Flint Hills Resources and each of their respective affiliates, each accounted for approximately 11% of our total revenues. In 2017, sales to Vitol and each of their respective affiliates accounted for approximately 10% of our total revenues. In 2016, sales to Valero Marketing and Supply, Tesoro Petroleum, and Flint Hills Resources and each of their respective affiliates accounted for approximately 13%, 11% and 10% of our total revenues.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The following summarizes total revenues from external customers (including commodity derivatives) by product line.

	Year Ended December 31,
(In millions)	2018	2017	2016
Crude oil and condensate	$4,823	$3,477	$2,605
Natural gas liquids	504	338	198
Natural gas	497	510	356
Other	64	48	11
Total	$5,888	$4,373	$3,170

The following summarizes property, plant and equipment and equity method investments.

	December 31,
(In millions)	2018	2017
United States	$16,094	$15,955
Equatorial Guinea	1,333	1,598
Other international(a)	122	959
Total long-lived assets	$17,549	$18,512
(a) The decrease in 2018 is due to the sale of our Libya subsidiary in the first quarter of 2018 (see Note 5).

8. Income Taxes
Income (loss) from continuing operations before income taxes were:

	Year Ended December 31,
(In millions)	2018	2017	2016
United States	$642	$(783)	$(1,449)
Foreign	785	329	285
Total	$1,427	$(454)	$(1,164)

Income tax provisions (benefits) for continuing operations were:

	Year Ended December 31,
	2018			2017			2016
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$6	$—	$6	$(32)	$41	$9	$2	$836	$838
State and local	(1)	(23)	(24)	(14)	2	(12)	2	8	10
Foreign	274	75	349	483	(104)	379	91	(16)	75
Total	$279	$52	$331	$437	$(61)	$376	$95	$828	$923

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

A reconciliation of the federal statutory income tax rate applied to income (loss) from continuing operations before income taxes to the provision (benefit) for income taxes follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Total pre-tax income (loss) from continuing operations	$1,427	$(454)	$(1,164)
Total income tax expense (benefit)	$331	$376	$923
Effective income tax rate on continuing operations	23%	83%	79%

Income taxes at the statutory tax rate(a)(b)	$300	$(159)	$(407)
Effects of foreign operations	214	140	47
Adjustments to valuation allowances	(177)	446	1,270
State income taxes	(17)	(19)	9
Tax law change	—	(35)	6
Other federal tax effects	11	3	(2)
Income tax expense (benefit) on continuing operations	$331	$376	$923
(a) Includes income tax benefits primarily related to our U.S. federal income taxes where we have maintained a full valuation allowance since December 2016.
(b) As a result of the Tax Reform Legislation (see below), the U.S. corporate income tax rate was reduced to 21% in 2018. The U.S. corporate income tax rate was 35% in 2017 and 2016.
The effective income tax rate is influenced by a variety of factors including the geographic and functional sources of income and the relative magnitude of these sources of income. The difference between the total provision and the sum of the amounts allocated to segments is reported in the "Not Allocated to Segments" column of the tables in Note 7.
Effects of foreign operations – The effects of foreign operations increased our tax expense in 2018, 2017 and 2016 due to the mix of pre-tax income between high and low tax jurisdictions, including Libya where the tax rate is 93.5%. Excluding Libya, the effective tax rates on continuing operations would be an expense of 14% in 2018, an expense of 5% in 2017, and an expense of 79% in 2016. As a result of the sale of our Libya subsidiary in the first quarter of 2018, we do not expect to incur further tax expense related to Libya.
Adjustments to valuation allowances – Since December 31, 2016, we have maintained a full valuation allowance on our net federal deferred tax assets. In 2018, we reduced our valuation allowance by $177 million primarily related to current year activity in the U.S.
Change in tax law – On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Reform Legislation”). Tax Reform Legislation, which is also commonly referred to as “U.S. tax reform”, significantly changing U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018, and repeal of the corporate alternative minimum tax (“AMT”), and a one-time deemed repatriation of accumulated foreign earnings. In the fourth quarter of 2017, we remeasured our deferred taxes at 21%, in accordance with U.S. GAAP. The impact of the remeasurement on our federal deferred tax assets and liabilities was equally offset by an adjustment to our valuation allowance with no material impact to current year earnings. In accordance with Staff Accounting Bulletin No. 118 ("SAB 118") we finalized our tax position in the fourth quarter of 2018 with no material changes made to positions considered provisional as of December 31, 2017.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities resulted from the following:

	Year Ended December 31,
(In millions)	2018	2017
Deferred tax assets:
Employee benefits	$102	$111
Operating loss carryforwards	1,304	1,030
Capital loss carryforwards	2	3
Foreign tax credits	611	611
Other credit carryforwards	—	—
Investments in subsidiaries and affiliates	—	174
Other	5	69
Subtotal	2,024	1,998
Valuation allowance	(749)	(926)
Total deferred tax assets	1,275	1,072
Deferred tax liabilities:
Property, plant and equipment	1,018	1,332
Accrued revenue	60	81
Other	3	3
Total deferred tax liabilities	1,081	1,416
Net deferred tax liabilities	$—	$344
Net deferred tax assets	$194	$—
Operating loss carryforwards – At December 31, 2018, our operating loss carryforwards, relating to tax years beginning prior to January 1, 2018, before valuation allowance, include $655 million from the U.S. that expire in 2035-2037. Our operating loss carryforwards in the U.S. for tax years beginning after December 31, 2017, before our valuation allowance, include $472 million which can be carried forward indefinitely. Foreign operating loss carryforwards include $26 million that begin to expire in 2019. State operating loss carryforwards of $151 million expire in 2019 through 2038.
Valuation allowances – At December 31, 2018, we reflect a valuation allowance in our consolidated balance sheet of $749 million against our net deferred tax assets in various jurisdictions in which we operate.
Property, plant and equipment – At December 31, 2018, we reflected a deferred tax liability of $1,018 million. The reduction primarily relates to the sale of our Libya subsidiary in the first quarter of 2018.
Net deferred tax assets and liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2018	2017
Assets:
Other noncurrent assets	$393	$489
Liabilities:
Noncurrent deferred tax liabilities	199	833
Net deferred tax liabilities	$—	$344
Net deferred tax assets	$194	$—
We are continuously undergoing examination of our U.S. federal income tax returns by the IRS. Such audits have been completed through the 2014 tax year, with the exception of 2010-2011. Based on the status of the proposed settlement in the 2010-2011 IRS Federal Tax Audit ("IRS Audit"), as of December 31, 2018 we have established a receivable of $146 million with $73 million classified in other current assets on the consolidated balance sheet based on the AMT refunds we expect to receive in the next 12 months, and a receivable classified in other noncurrent assets of $73 million on the consolidated balance sheet related to future AMT refunds. As of December 31, 2018, we do not consider the IRS Audit to be effectively settled, however we believe the IRS Audit will be settled within the next 12 months. As a result, we have established an uncertain tax position for the same amount resulting in no impact to the consolidated statement of income for the year ended December 31, 2018. See Note 25 for further detail. Further, we are routinely involved in U.S. state income tax audits and foreign jurisdiction tax audits. We believe all other audits will be resolved within the amounts paid and/or provided for these liabilities.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2018, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States(a)	2008-2017
Equatorial Guinea	2007-2017
United Kingdom	2008-2017

(a)	Includes federal and state jurisdictions.
The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2018	2017	2016
Beginning balance	$126	$66	$65
Additions for tax positions of prior years	152	83	6
Reductions for tax positions of prior years	(15)	(3)	(5)
Settlements	—	(20)	—
Statute of limitations	—	—	—
Ending balance	$263	$126	$66
If the unrecognized tax benefits as of December 31, 2018 were recognized, $160 million would affect our effective income tax rate. As of December 31, 2018, there are $251 million uncertain tax positions for which it is reasonably possible that the amount could significantly change during the next twelve months. In the first quarter 2019 we withdrew our appeal in the U.K. related to the timing of certain Brae area decommissioning costs. As a result in the first quarter of 2019 we expect our unrecognized tax benefits to reduce by $68 million with no adverse earnings impact on our consolidated results of operations. See Note 25 for further detail.
Interest and penalties are recorded as part of the tax provision and were $2 million, $27 million and $1 million related to unrecognized tax benefits in 2018, 2017 and 2016. As of December 31, 2018 and 2017, $27 million and $25 million of interest and penalties were accrued related to income taxes.

9. Inventories
Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

	December 31,
(In millions)	2018	2017
Crude oil and natural gas	$11	$9
Supplies and other items	85	117
Inventories	$96	$126

10. Property, Plant and Equipment

	December 31,
(In millions)	2018	2017
United States	$16,011	$15,867
International(a)	710	1,710
Corporate	83	88
Net property, plant and equipment	$16,804	$17,665
(a) Decrease in 2018 is primarily the result of the sale of our Libya subsidiary in 2018, see Note 5 for further detail.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

At December 31, 2018, 2017 and 2016 we had total deferred exploratory well costs as follows:

	December 31,
(In millions)	2018	2017	2016
Amounts capitalized less than one year after completion of drilling	$297	$263	$131
Amounts capitalized greater than one year after completion of drilling	—	32	118
Total deferred exploratory well costs	$297	$295	$249
Number of projects with costs capitalized greater than one year after completion of drilling	—	1	3

(In millions)	2018	2017	2016
Beginning balance	$295	$249	$437
Additions	262	212	299
Charges to expense(a)	(35)	(64)	(23)
Transfers to development	(197)	(102)	(388)
Dispositions(b)	(28)	—	(76)
Ending balance	$297	$295	$249

(a)
2018 includes $32 million related to the Rodo well in Alba Block Sub Area B, offshore E.G. 2017 includes $64 million as a result of our agreement to sell Diaba License G4-223 in the Republic of Gabon (see Note 11 for further detail).

(b)	Includes the sale of our Libya subsidiary in 2018 and GOM assets in 2016.
We had no exploratory well costs capitalized greater than one year as of December 31, 2018 and $32 million as of December 31, 2017. During the fourth quarter 2018, we concluded our evaluation of drilling opportunities on the Rodo well in Alba Block Sub Area B, offshore E.G. and determined that we would not pursue further activity. As a result, $32 million in exploratory well costs were expensed.
11. Impairments
The following table summarizes impairment charges of proved properties from continuing operations. Additionally, it presents the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	2018		2017		2016
(In millions)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$113	$75	$179	$229	$15	$67

•
2018 - Impairments in our International and United States segments of $75 million, to a fair value of $113 million, were largely the result of anticipated sales for certain non-core proved properties. The related fair value measurement utilized the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification.

•
2017 - Impairments in our International segment were primarily a result of lower forecasted long-term commodity prices and the anticipated sales of certain non-core proved properties of $136 million, to an aggregate fair value of $103 million. These fair values were measured using the market approach, based upon either anticipated sales proceeds less costs to sell or a market comparable sales price per boe which resulted in a Level 2 classification.

Impairments in our United States segment were $89 million, to an aggregate fair value of $76 million, and related to Gulf of Mexico and certain conventional Oklahoma assets primarily as a result of lower forecasted long-term commodity prices. The fair values were measured using an income approach based upon internal estimates of future production levels, prices and discount rate. Inputs to the fair value measurement include reserve and production estimates made by our reservoir engineers, estimated future commodity prices adjusted for quality and location differentials and forecasted operating expenses for the remaining estimated life of the reservoir which resulted in a Level 3 classification.

•
2016 - Impairments of $67 million, to an aggregate fair value of $15 million, consisted primarily of proved properties in Oklahoma and the Gulf of Mexico in our United States segment as a result of lower forecasted commodity prices and revisions to estimated abandonment costs. The fair values were measured using an income approach based upon internal estimates of future production levels, prices and discount rate. Inputs to the fair value measurement include reserve and production estimates made by our reservoir engineers, estimated future commodity prices adjusted for

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

quality and location differentials and forecasted operating expenses for the remaining estimated life of the reservoir which resulted in a Level 3 classification.
See Note 5 for discussion of the divestitures in further detail and Note 7 for relevant detail regarding segment presentation.
The following table summarizes impairment charges of unproved properties included as a component of exploration expense:

	Year Ended December 31,
(In millions)	2018	2017	2016
Exploration Expenses
Unproved property impairments	$208	$246	$195
Dry well costs	47	77	25
Geological and geophysical	21	25	5
Other	13	61	98
Total exploration expenses	$289	$409	$323

Unproved property impairments and dry well costs

•
2018 - During the fourth quarter 2018, we concluded our evaluation of drilling opportunities on the Rodo well in Alba Block Sub Area B, offshore E.G. and determined that we would not pursue further activity. As a result, we expensed $32 million in dry well costs and $16 million in unproved property impairments. See Note 10 for further discussion.

•
2017 - As a result of lower forecasted long-term commodity prices and the anticipated sales of certain non-core international properties we recorded a non-cash charge of $95 million to unproved property impairments related to various properties; and $64 million in dry well costs related to our Diaba License G4-223 in the Republic of Gabon. Also, as a result of our decision not to develop the Tchicuate offshore Block in the Republic of Gabon, we recorded a non-cash charge of $43 million to unproved property impairments.

•
2016 - Unproved property impairments are primarily a result of our decision to not drill any of our remaining Gulf of Mexico undeveloped leases and also included certain other unproved properties in the United States.

See Note 5 for relevant detail regarding the disposition of assets and Note 7 for relevant detail regarding segment presentation of unproved property impairments.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

12. Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations for the periods ended December 31 were as follows:

(In millions)	2018	2017
Beginning balance	$1,483	$1,652
Incurred liabilities, including acquisitions	21	25
Settled liabilities, including dispositions	(117)	(50)
Accretion expense (included in depreciation, depletion and amortization)	70	85
Revisions of estimates	(204)	(227)
Held for sale(a)	(108)	(2)
Ending balance(b)	$1,145	$1,483
(a) In the fourth quarter 2018, we entered into an agreement to sell our working interest in the Droshky field (Gulf of Mexico), including our $98 million asset retirement obligation. This transaction closed during the first quarter of 2019.
(b) $944 million of the 2018 ending balance relates to our asset retirement obligations in the U.K.
2018

•	Settled liabilities include dispositions, primarily related to the sale of non-core, non-operated conventional properties in the Gulf of Mexico as well as retirements in the U.K.

•	Revisions of estimates were primarily due to the acceleration of U.K. abandonment activities to capture favorable market conditions and lower estimated abandonment costs.

•	Ending balance primarily relates to the U.K. and includes $64 million classified as short-term at December 31, 2018.
2017

•	Settled liabilities include dispositions, primarily related to the sale of certain conventional assets in Oklahoma as well as retirements in the U.K. and the Gulf of Mexico.

•	Revisions of estimates were primarily due to changes in U.K. estimated costs as well as timing of abandonment activities in the U.K.

•	Ending balance primarily relates to the U.K. and includes $55 million classified as short-term at December 31, 2017.
13. Goodwill
As of December 31, 2018, our consolidated balance sheet included goodwill of $97 million. Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value may have been reduced below its carrying value. Goodwill is tested for impairment at the reporting unit level. Our reporting units are the same as our reporting segments, of which only International includes goodwill. We first assess the qualitative factors in order to determine whether the fair value of our International reporting unit is more likely than not less than its carrying amount. Certain qualitative factors used in our evaluation include, among other things, the results of the most recent quantitative assessment of the goodwill impairment test, macroeconomic conditions; industry and market conditions (including commodity prices and cost factors); overall financial performance; and other relevant entity-specific events. If, after considering these events and circumstances we determined that it is more likely than not that the fair value of the International reporting unit is less than its carrying amount, a quantitative goodwill test is performed. The quantitative goodwill test is performed using a combination of market and income approaches. The market approach references observable inputs specific to us and our industry, such as the price of our common equity, our enterprise value, and valuation multiples of us and our peers from the investor analyst community. The income approach utilizes discounted cash flows, which are based on forecasted assumptions. Key assumptions to the income approach include future liquid hydrocarbon and natural gas pricing, estimated quantities of liquid hydrocarbons and natural gas proved and probable reserves, estimated timing of production, discount rates, future capital requirements, operating expenses and tax rates. The assumptions used in the income approach are consistent with those that management uses to make business decisions. This quantitative goodwill test would represent Level 3 fair value measurements.
During the second quarter of 2018, we performed our annual impairment test of goodwill using the qualitative assessment. Our qualitative assessment considered the significant excess fair value over carrying value in our most recent step 1 test (second quarter 2017) and noted a general improvement in the qualitative factors above. After assessing the totality of the qualitative

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

factors which could have a positive or negative impact on goodwill, our assessment did not indicate that it is more likely than not that the fair value is less than its carrying value. As a result, we concluded that no impairment to goodwill was required for our International reporting unit.
As of December 31, 2018 and 2017 our International Segment is the only reporting segment which includes goodwill. The table below displays the allocated beginning goodwill balance of our International segment along with changes in the carrying amount of goodwill for 2018 and 2017:

(In millions)	International
2017
Beginning balance, gross	$115
Less: accumulated impairments	—
Beginning balance, net	115
Dispositions	—
Impairment	—
Ending balance, net	$115
2018
Beginning balance, gross	$115
Less: accumulated impairments	—
Beginning balance, net	115
Dispositions (a)	(18)
Impairment	—
Ending balance, net	$97
(a) Primarily related to the sale of our Libya subsidiary (see Note 5).

14. Derivatives
For further information regarding the fair value measurement of derivative instruments see Note 15. See Note 1 for discussion of the types of derivatives we may use and the reasons for them. All of our commodity derivatives and historical interest rate derivatives are/were subject to enforceable master netting arrangements or similar agreements under which we report net amounts. The following tables present the gross fair values of derivative instruments and the reported net amounts along with where they appear on the consolidated balance sheets.

	December 31, 2018
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$131	$—	$131	Other current assets
Commodity	—	4	(4)	Deferred credits and other liabilities
Total Not Designated as Hedges	$131	$4	$127

	December 31, 2017
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$—	$138	$(138)	Other current liabilities
Commodity	—	2	(2)	Deferred credits and other liabilities
Total Not Designated as Hedges	$—	$140	$(140)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Derivatives Not Designated as Hedges
Terminated Interest Rate Swaps
During the third quarter of 2016, we entered into forward starting interest rate swaps to hedge the variations in cash flows related to fluctuations in long term interest rates from debt that were probable to be refinanced by us in 2018, specifically interest rate risk associated with future changes in the benchmark treasury rate. During the second quarter of 2017, we de-designated the forward starting interest rate swaps previously designated as cash flow hedges. In the third quarter of 2017, the forecasted transaction consummated and we issued $1 billion in senior unsecured notes. As a result, in the third quarter of 2017 we terminated our forward starting interest rate swaps for proceeds of $54 million. We recognized a gain of $46 million, related to deferred gains reclassified from accumulated other comprehensive income, in net interest and other during 2017. See Note 16 for further detail.
The following table sets forth the net impact of the terminated forward starting interest rate swap derivatives de-designated as cash flow hedges on other comprehensive income (loss).

	Year Ended December 31,
(In millions)	2018	2017	2016
Interest Rate Swaps
Beginning balance	$—	$60	$—
Change in fair value recognized in other comprehensive income	—	(13)	64
Reclassification from other comprehensive income	—	(47)	(4)
Ending balance	$—	$—	$60

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Commodity Derivatives
We have entered into multiple crude oil and natural gas derivatives indexed to NYMEX WTI and Henry Hub related to a portion of our forecasted United States sales through 2020. These commodity derivatives consist of three-way collars, basis swaps, and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI/Henry Hub price plus the difference between the floor and the sold put price. These commodity derivatives were not designated as hedges. The following table sets forth outstanding derivative contracts as of December 31, 2018 and the weighted average prices for those contracts:

	2019				2020
Crude Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Three-Way Collars
Volume (Bbls/day)	70,000	70,000	50,000	50,000	—
Weighted average price per Bbl:
Ceiling	$71.21	$71.21	$75.88	$75.88	—
Floor	$55.86	$55.86	$57.80	$57.80	—
Sold put	$48.71	$48.71	$50.80	$50.80	—
Basis Swaps (a)(b)
Volume (Bbls/day)	10,000	10,000	10,000	10,000	15,000
Weighted average price per Bbl	$(0.82)	$(0.82)	$(0.82)	$(0.82)	$(0.94)
NYMEX Roll Basis Swaps
Volume (Bbls/day)	60,000	60,000	60,000	60,000	—
Weighted average price per Bbl	$0.38	$0.38	$0.38	$0.38	—
Natural Gas
Three-Way Collars
Volume (MMBtu/day)	200,000	—	—	—	—
Weighted average price per MMBtu:
Ceiling	$5.25	—	—	—	—
Floor	$3.43	—	—	—	—
Sold put	$2.88	—	—	—	—
(a) The basis differential price is between WTI Midland and WTI Cushing.
(b) Between January 1, 2019 and February 12, 2019, we entered into 5,000 Bbls/day of Midland basis swaps for July - December 2019 with an average price of $(2.55) and 1,000 Bbls/day of Clearbrook basis swaps for March - December 2019 with an average price of $(3.50).
The mark-to-market impact and settlement of these commodity derivative instruments appears in net gain (loss) on commodity derivatives in our consolidated statements of income for the years ended December 31, 2018, 2017, and 2016. The December 31, 2018, 2017, and 2016 mark-to-market impact was a net gain of $267 million, a net loss of $81 million and a net loss of $110 million, respectively. Net settlements of commodity derivative instruments for the years ended December 31, 2018, 2017, and 2016 were a loss of $281 million, a gain of $45 million and a gain of $44 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

15. Fair Value Measurements
Fair Values – Recurring
The following tables' present assets and liabilities accounted for at fair value on a recurring basis by hierarchy level.

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$21	$106	$—	$127
Derivative instruments, assets	$21	$106	$—	$127
Derivative instruments, liabilities
Derivative instruments, liabilities	$—	$—	$—	$—

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Derivative instruments, assets	$—	$—	$—	$—
Derivative instruments, liabilities
Commodity(a)	$(20)	$(120)	$—	$(140)
Derivative instruments, liabilities	$(20)	$(120)	$—	$(140)
(a) Derivative instruments are recorded on a net basis in our consolidated balance sheet (see Note 14).
Commodity derivatives include three-way collars, basis swaps, and NYMEX roll basis swaps. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For basis swaps and NYMEX roll basis swaps, inputs to the models include only commodity prices and interest rates and are categorized as Level 1 because all assumptions and inputs are observable in active markets throughout the term of the instruments. For three-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
Historically, both our interest rate swaps and forward starting interest rate swaps were measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 14 for additional discussion of the types of derivative instruments we used.
Fair Values – Goodwill
See Note 13 for detail information relating to goodwill.
Fair Values – Nonrecurring
See Note 5 and Note 11 for detail on our fair values for nonrecurring items, such as impairments.
Fair Values – Financial Instruments
Our current assets and liabilities include financial instruments, the most significant of which are receivables, the current portion of our long-term debt and payables. We believe the carrying values of our receivables and payables approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our credit rating, and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at December 31, 2018 and 2017.

	December 31,
	2018		2017
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets(a)	$13	$13	$762	$761
Other noncurrent assets	76	81	135	137
Total financial assets	$89	$94	$897	$898
Financial liabilities
Other current liabilities	$37	$58	$32	$43
Long-term debt, including current portion(b)	5,469	5,528	5,976	5,526
Deferred credits and other liabilities	93	88	110	103
Total financial liabilities	$5,599	$5,674	$6,118	$5,672

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
16. Debt
Revolving Credit Facility
As of December 31, 2018, we had no borrowings against our $3.4 billion unsecured revolving credit facility (as amended, the "Credit Facility"), as described below.
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
The Credit Facility includes a covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of each fiscal quarter. If an event of default occurs, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of December 31, 2018, we were in compliance with this covenant with a debt-to-capitalization ratio of 31%.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Long-term debt
The following table details our long-term debt:

	December 31,
(In millions)	2018	2017
Senior unsecured notes:
2.700% notes due 2020(a)	$600	$600
2.800% notes due 2022(a)	1,000	1,000
9.375% notes due 2022(b)	32	32
Series A notes due 2022(b)	3	3
8.500% notes due 2023(b)	70	70
8.125% notes due 2023(b)	131	131
3.850% notes due 2025(a)	900	900
4.400% notes due 2027(a)	1,000	1,000
6.800% notes due 2032(a)	550	550
6.600% notes due 2037(a)	750	750
5.200% notes due 2045(a)	500	500
Total(b)	5,536	5,536
Unamortized discount	(8)	(10)
Unamortized debt issuance cost	(29)	(32)
Total long-term debt	$5,499	$5,494

(a)	These notes contain a make-whole provision allowing us to repay the debt at a premium to market price.

(b)	In the event of a change in control, as defined in the related agreements, debt obligations totaling $236 million at December 31, 2018 may be declared immediately due and payable.
The following table shows future debt payments:

(In millions)
2019	$—
2020	600
2021	—
2022	1,035
2023	201
Thereafter	3,700
Total long-term debt, including current portion	$5,536
Debt Issuance
On July 24, 2017, we issued $1 billion in senior unsecured notes that will mature on July 15, 2027. Interest on the senior unsecured notes is payable semi-annually beginning January 15, 2018. We may redeem some or all of the senior unsecured notes at any time at the applicable redemption price, plus accrued interest, if any. We used the net proceeds of $990 million plus existing cash on hand to redeem the following senior unsecured notes:

•	$682 million 6.0% Notes Due in 2017

•	$854 million 5.9% Notes Due in 2018

•	$228 million 7.5% Notes Due in 2019

As a result of the above redemption of $1.76 billion in senior unsecured notes, we recognized a loss on early extinguishment of debt of $46 million, primarily due to make-whole call provisions. In connection with the redemption of the senior unsecured notes, we terminated our forward starting interest rate swaps, which resulted in proceeds of $54 million and a gain of approximately $46 million into earnings in 2017. See Note 14 for further detail on our historical forward starting interest rate swaps.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

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
17. Incentive Based Compensation
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
SARs – At December 31, 2018, there are no SARs outstanding.
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
Stock-based performance units – We grant stock-based performance units to officers under the 2016 Plan. At the grant date, each unit represents the value of one share of our common stock. These units are settled in cash, and the amount of the payment is based on (1) the vesting percentage, which can be from zero to 200% based on performance achieved and as determined by the Compensation Committee of the Board of Directors and (2) the fair market value of our common stock on the last day of the performance period. The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group of peer companies determined by the Compensation Committee of our Board of Directors. Dividend equivalents may accrue during the performance period and would be paid in cash at the end of the performance period based on the number of shares that would represent the value of the units granted multiplied by the vesting percentage.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

shares will be issued for these restricted stock units after vesting. Prior to vesting, recipients of restricted stock units typically receive dividend equivalent payments, but they may not vote.
Total stock-based compensation expense – Total employee stock-based compensation expense was $53 million, $50 million and $51 million in 2018, 2017 and 2016, while the total related income tax benefits were $19 million in 2016. Due to the full valuation allowance on our net federal deferred tax assets, we realized no tax benefit during 2018 and 2017. In 2018 and 2016, cash received upon exercise of stock option awards was $26 million and $1 million. There was no cash received upon exercise of stock option awards for 2017. There were no tax benefits realized for deductions for stock awards settled during 2018, 2017 and 2016.
 Stock option awards – During 2018, 2017 and 2016 we granted stock option awards to officer employees. The weighted average grant date fair value of these awards was based on the following weighted average Black-Scholes assumptions:

	2018	2017	2016
Exercise price per share	$14.52	$15.80	$7.22
Expected annual dividend yield	1.4%	1.3%	2.8%
Expected life in years	6.45	6.4	6.3
Expected volatility	43%	42%	36%
Risk-free interest rate	2.8%	2.1%	1.4%
Weighted average grant date fair value of stock option awards granted	$5.83	$6.07	$1.97
The following is a summary of stock option award activity in 2018.

	Number	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in millions)
Outstanding at beginning of year	10,330,776	$25.52
Granted	856,890	$14.52
Exercised	(1,878,836)	$14.02
Canceled	(3,128,823)	$31.64
Outstanding at end of year	6,180,007	$24.39	5 years	$4
Exercisable at end of year	4,523,008	$28.46	3 years	$1
Expected to vest	1,635,216	$13.25	8 years	$3
The intrinsic value of stock option awards exercised during 2018 was $13 million while it was immaterial during 2017 and 2016.
As of December 31, 2018, unrecognized compensation cost related to stock option awards was $5 million, which is expected to be recognized over a weighted average period of one year.
 Restricted stock awards and restricted stock units – The following is a summary of restricted stock and restricted stock unit award activity in 2018.

	Awards	Weighted Average Grant Date Fair Value
Unvested at beginning of year	7,572,845	$14.24
Granted	4,817,577	$14.82
Vested and Exercised	(3,003,321)	$15.79
Canceled	(882,155)	$14.06
Unvested at end of year	8,504,946	$14.04
The vesting date fair value of restricted stock awards which vested during 2018, 2017 and 2016 was $48 million, $39 million and $20 million. The weighted average grant date fair value of restricted stock awards was $14.04, $14.24 and $14.44 for awards unvested at December 31, 2018, 2017 and 2016.
As of December 31, 2018 there was $74 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted average period of one year.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Stock-based performance unit awards – During 2018, 2017 and 2016 we granted 754,140, 563,631 and 1,205,517 stock-based performance unit awards to officers. At December 31, 2018, there were 1,196,176 units outstanding. Total stock-based performance unit awards expense was $13 million in 2018, $8 million in 2017 and $6 million in 2016.
The key assumptions used in the Monte Carlo simulation to determine the fair value of stock-based performance units granted in 2018, 2017 and 2016 were:

	2018	2017	2016
Valuation date stock price	$14.17	$14.17	$14.17
Expected annual dividend yield	1.4%	1.4%	1.4%
Expected volatility	39%	43%	52%
Risk-free interest rate	2.5%	2.6%	2.4%
Fair value of stock-based performance units outstanding	$19.60	$19.45	$21.51

18. Defined Benefit Postretirement Plans and Defined Contribution Plan
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

	Pension Benefits				Other Benefits
	2018		2017		2018	2017
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	U.S.
Accumulated benefit obligation	$320	$511	$378	$599	$96	$221
Change in benefit obligations:
Beginning balance	$384	$599	$397	$583	$221	$227
Service cost	18	—	22	—	2	2
Interest cost	12	14	13	17	7	8
Plan amendment	—	3	—	—	(99)	—
Actuarial loss (gain)	(20)	(38)	42	(7)	(15)	5
Foreign currency exchange rate changes	—	(29)	—	52	—	—
Settlements paid	(62)	(23)	(84)	(31)	—	—
Benefits paid	(6)	(15)	(6)	(15)	(20)	(21)
Ending balance	$326	$511	$384	$599	$96	$221
Change in fair value of plan assets:
Beginning balance	$216	$670	$227	$595	$—	$—
Actual return on plan assets	(6)	(21)	27	47	—	—
Employer contributions	61	17	52	17	20	21
Foreign currency exchange rate changes	—	(34)	—	57	—	—
Settlements paid	(62)	(23)	(84)	(31)	—	—
Benefits paid	(6)	(15)	(6)	(15)	(20)	(21)
Ending balance	$203	$594	$216	$670	$—	$—
Funded status of plans at December 31	$(123)	$83	$(168)	$71	$(96)	$(221)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$83	$—	$71	$—	$—
Current liabilities	(5)	—	(6)	—	(19)	(21)
Noncurrent liabilities	(118)	—	(162)	—	(77)	(200)
Accrued benefit cost	$(123)	$83	$(168)	$71	$(96)	$(221)
Pretax amounts in accumulated other comprehensive loss:
Net loss (gain)	$90	$59	$122	$58	$14	$30
Prior service cost (credit)	(36)	5	(45)	3	(147)	(56)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Components of net periodic benefit cost from continuing operations and other comprehensive (income) loss – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive (income) loss for our defined benefit pension and other postretirement plans.

	Pension Benefits						Other Benefits
	Year Ended December 31,						Year Ended December 31,
	2018		2017		2016		2018	2017	2016
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	U.S.	U.S.
Components of net periodic benefit cost:
Service cost	$18	$—	$22	$—	$25	$—	$2	$2	$2
Interest cost	12	14	13	17	16	23	7	8	11
Expected return on plan assets	(11)	(24)	(13)	(30)	(18)	(35)	—	—	—
Amortization:
- prior service cost (credit)	(10)	—	(10)	—	(10)	1	(8)	(7)	(3)
- actuarial loss	11	—	8	1	14	—	1	—	—
Net settlement loss(a)	18	3	28	4	97	6	—	—	—
Net periodic benefit cost(b)	$38	$(7)	$48	$(8)	$124	$(5)	$2	$3	$10
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss (pretax):
Actuarial loss (gain)	$(4)	$8	$28	$(26)	$70	$41	$(15)	$5	$11
Amortization of actuarial gain (loss)	(29)	(3)	(36)	(4)	(111)	(6)	(1)	—	—
Prior service cost (credit)	—	3	—	—	—	1	(99)	—	(38)
Amortization of prior service credit (cost)	10	—	10	—	10	(1)	8	7	3
Total recognized in other comprehensive (income) loss	$(23)	$8	$2	$(30)	$(31)	$35	$(107)	$12	$(24)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$15	$1	$50	$(38)	$93	$30	$(105)	$15	$(14)

(a)	Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest costs for that year.

(b)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
The estimated net loss and prior service credit for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 are $7 million and $7 million. The estimated net loss and prior service credit for our other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 are $1 million and $18 million.
Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2018, 2017 and 2016.

	Pension Benefits						Other Benefits
	2018		2017		2016		2018	2017	2016
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	U.S.	U.S.
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.26%	2.90%	3.55%	2.50%	4.02%	2.70%	4.09%	3.54%	3.98%
Rate of compensation increase(a)	4.00%	—%	4.00%	—%	4.00%	—%	4.00%	4.00%	4.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.88%	2.50%	3.86%	2.70%	3.66%	3.90%	3.54%	3.98%	4.36%
Expected long-term return on plan assets	6.50%	3.70%	6.50%	4.50%	6.75%	5.50%	—%	—%	—%
Rate of compensation increase(a)	4.00%	—%	4.00%	—%	4.00%	—%	4.00%	4.00%	4.00%

(a)	No future benefits will be incurred for the U.K. plan after December 31, 2015. Therefore, rate of compensation increase is no longer applicable to this plan.

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
Assumed weighted average health care cost trend rates

	2018	2017	2016
Initial health care trend rate	N/A	8.00%	8.25%
Ultimate trend rate	N/A	4.70%	4.50%
Year ultimate trend rate is reached	N/A	2025	2025
N/A All retiree medical subsidies are frozen as of January 1, 2019.
Employer provided subsidies for post-65 retiree health care coverage were frozen effective January 1, 2017 at January 1, 2016 established amount levels. Company contributions are funded to a Health Reimbursement Account on the retiree’s behalf to subsidize the retiree’s cost of obtaining health care benefits through a private exchange (the “post-65 retiree health benefits”). Therefore, a 1% change in health care cost trend rates would not have a material impact on either the service and interest cost components and the postretirement benefit obligations.
In the fourth quarter of 2018, we terminated the post-65 retiree health benefits effective as of December 31, 2020. The post-65 retiree health benefits will no longer be provided after that date. In addition, the pre-65 retiree medical coverage subsidy has been frozen as of January 1, 2019, and the ability for retirees to opt in and out of this coverage, as well as pre-65 retiree dental and vision coverage, has also been eliminated. Retirees must enroll in connection with retirement for such coverage, or they lose eligibility. These plan changes reduced our retiree medical benefit obligation by approximately $99 million.
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
Fair value measurements – Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset class at December 31, 2018 and 2017.
Cash and cash equivalents – Cash and cash equivalents are valued using a market approach and are considered Level 1.
Equity securities – Investments in common stock are valued using a market approach at the closing price reported in an active market and are therefore considered Level 1. Private equity investments include interests in limited partnerships which are valued based on the sum of the estimated fair values of the investments held by each partnership, determined using a combination of market, income and cost approaches, plus working capital, adjusted for liabilities, currency translation and estimated performance incentives. These private equity investments are considered Level 3. Investments in pooled funds are valued using a market approach, these various funds consist of equity with underlying investments held in U.S. and non-U.S. securities. The pooled funds are benchmarked against a relative public index and are considered Level 2.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Fixed income securities – Fixed income securities are valued using a market approach. U.S. treasury notes and exchange traded funds ("ETFs") are valued at the closing price reported in an active market and are considered Level 1. Corporate bonds, private placements, and GNMA/FNMA/FHLMC pools are valued using calculated yield curves created by models that incorporate various market factors. Primarily investments are held in U.S. and non-U.S. corporate bonds in diverse industries and are considered Level 2. Other fixed income investments include futures contracts, real estate investment trusts, credit default, zero coupon, interest rate swaps. Investments in pooled funds are valued using a market approach, and primarily have investments held in U.S. and non-U.S. publicly traded investment grade government and corporate bonds and are considered Level 2.
Other – Other investments are comprised of an unallocated annuity contract, two limited liability companies, and real estate. All are considered Level 3, as significant inputs to determine fair value are unobservable.
Commingled funds – The investment in the commingled funds are valued using the net asset value of units held as a practical expedient. The commingled funds consist of equity and fixed income portfolios with underlying investments held in U.S. and non-U.S. securities.
The following tables present the fair values of our defined benefit pension plan's assets, by level within the fair value hierarchy, as of December 31, 2018 and 2017.

	December 31, 2018
(In millions)	Level 1		Level 2		Level 3		Total
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Cash and cash equivalents(a)	$(1)	$5	$—	$—	$—	$—	$(1)	$5
Equity securities:
Common stock	75	—	—	—	—	—	75	—
Private equity	—	—	—	—	14	—	14	—
Pooled funds	—	—	—	191	—	—	—	191
Fixed income securities:
Corporate	—	—	4	—	—	—	4	—
Government	22	—	9	—	3	—	34	—
Pooled funds	—	—	—	398	—	—	—	398
Other	—	—	—	—	17	—	17	—
Total investments, at fair value	96	5	13	589	34	—	143	594
Commingled funds(b)	—	—	—	—	—	—	60	—
Total investments	$96	$5	$13	$589	$34	$—	$203	$594

	December 31, 2017
(In millions)	Level 1		Level 2		Level 3		Total
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Cash and cash equivalents	$6	$1	$—	$—	$—	$—	$6	$1
Equity securities:
Common stock	81	—	—	—	—	—	81	—
Private equity	—	—	—	—	16	—	16	—
Pooled funds	—	—	—	266	—	—	—	266
Fixed income securities:
Corporate	—	—	6	—	—	—	6	—
Exchange traded funds	5	—	—	—	—	—	5	—
Government	19	—	2	—	3	—	24	—
Pooled funds	—	—	—	403	—	—	—	403
Other	—	—	—	—	19	—	19	—
Total investments, at fair value	111	1	8	669	38	—	157	670
Commingled funds(b)	—	—	—	—	—	—	59	—
Total investments	$111	$1	$8	$669	$38	$—	$216	$670

(a)	The negative cash balance was due to the timing of when investment trades occur and when they settle.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

(b)
After the adoption of the FASB update for the fair value hierarchy, we separately report the investments for which fair value was measured using the net asset value per share as a practical expedient. Amounts presented in this table are intended to reconcile the fair value hierarchy to the pension plan assets. See Note 2 for further information on the FASB update.

The activity during the year ended December 31, 2018 and 2017, for the assets using Level 3 fair value measurements was immaterial.

Cash flows
Estimated future benefit payments – The following gross benefit payments, which were estimated based on actuarial assumptions applied at December 31, 2018 and reflect expected future services, as appropriate, are to be paid in the years indicated.

	Pension Benefits		Other Benefits
(In millions)	U.S.	Int’l	U.S.
2019	$38	$18	$18
2020	34	18	18
2021	31	20	9
2022	29	21	8
2023	27	23	7
2024 through 2028	114	127	27
Contributions to defined benefit plans – We expect to make contributions to the funded pension plans of up to $50 million in 2019. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are expected to be approximately $5 million and $18 million in 2019.
Contributions to defined contribution plans – We contribute to several defined contribution plans for eligible employees. Contributions to these plans totaled $22 million, $20 million and $20 million in 2018, 2017 and 2016.

19.  Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Year Ended December 31,
(In millions)	2018	2017	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$18	$17	Other net periodic benefit costs
Amortization of actuarial loss	(12)	(9)	Other net periodic benefit costs
Net settlement loss	(21)	(32)	Other net periodic benefit costs
Derivative hedges
Recognized gain on terminated derivative hedge	—	46	Net interest and other
Ineffective portion of derivative hedge	—	1	Net interest and other
	(15)	23	Income (loss) from continuing operations before income taxes
	1	(40)	(Provision) benefit for income taxes
Total reclassifications to expense, net of tax	$(14)	$(17)	Income (loss) from continuing operations
Foreign currency hedges
Net recognized loss in discontinued operations, net of tax	—	(30)	Income (loss) from discontinued operations
Total reclassifications to expense	$(14)	$(47)	Net income (loss)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

20. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash used in operating activities:
Interest paid, net of amounts capitalized	$(270)	$(379)	$(375)
Income taxes paid to taxing authorities(a)	(323)	(391)	(84)
Noncash investing activities, related to continuing operations:
Increase (decrease) asset retirement costs	$(183)	$(202)	$110
Asset retirement obligations assumed by buyer	(82)	14	40
Notes receivable for disposition of assets	—	748	—
(a) 2017 includes a payment of $108 million made to the U.K. tax authorities to preserve our appeal rights, see Note 25 for additional discussion.
Other noncash investing activities include accrued capital expenditures as of December 31, 2018, 2017 and 2016 of $250 million, $329 million and $155 million.
21. Other Items
Net interest and other

	Year Ended December 31,
(In millions)	2018	2017	2016
Interest:
Interest income	$32	$34	$14
Interest expense	(280)	(380)	(398)
Income on interest rate swaps	—	53	13
Interest capitalized	—	3	18
Total interest	(248)	(290)	(353)
Other:
Net foreign currency gain (loss)	9	8	6
Other	13	12	15
Total other	22	20	21
Net interest and other	$(226)	$(270)	$(332)
Foreign currency – Aggregate foreign currency gains (losses) were included in the consolidated statements of income as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net interest and other	$9	$8	$6
Provision for income taxes	10	57	(32)
Aggregate foreign currency gains (losses)	$19	$65	$(26)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

22. Equity Method Investments
During 2018, 2017 and 2016 our equity method investees were considered related parties and included:

•	EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.

•	AMPCO, in which we have a 45% interest. AMPCO is engaged in methanol production activity.
Our equity method investments are summarized in the following table:

	Ownership as of	December 31,
(In millions)	December 31, 2018	2018	2017
EGHoldings	60%	$402	$456
Alba Plant LLC	52%	167	214
AMPCO	45%	176	177
Total		$745	$847
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $270 million in 2018, $276 million in 2017 and $192 million in 2016.
Summarized financial information for equity method investees is as follows:

(In millions)	2018	2017	2016
Income data – year:(a)
Revenues and other income	$1,269	$1,294	$770
Income from operations	588	631	346
Net income	459	508	313
Balance sheet data – December 31:
Current assets	$559	$586
Noncurrent assets	931	1,044
Current liabilities	253	221
Noncurrent liabilities	87	94

(a)	See Item 15 Exhibits, Financial Statement Schedules which contains the Alba Plant LLC unaudited financial statements, which have been included pursuant to Rule 3-09 of Regulation S-X.
Revenues from related parties were $48 million, $60 million and $54 million in 2018, 2017 and 2016, with the majority related to EGHoldings in all years. We had no purchases from related parties in 2018 and $132 million and $103 million in 2017 and 2016 with the majority related to Alba Plant LLC in all years.
Current receivables from related parties at December 31, 2018 and 2017, were $25 million and $24 million with the majority related to EGHoldings. Payables to related parties were $15 million and $14 million at December 31, 2018 and 2017, with the majority related to Alba Plant LLC.
23. Stockholders’ Equity
During 2018 we acquired 36 million of common shares at a cost of $700 million under our share repurchase program. As of December 31, 2018 the total remaining share repurchase authorization was $800 million. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. The repurchase program does not include specific price targets or timetables. Shares repurchased as of December 31, 2018 were held as treasury stock. There were no share repurchases during 2017 under our publicly announced plans or programs.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

24. Leases
We lease a wide variety of facilities and equipment under operating leases, including land, building space, equipment and vehicles. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments for operating lease obligations having noncancellable lease terms in excess of one year are as follows:

(In millions)	Operating Lease Obligations
2019	$62
2020	54
2021	35
2022	12
2023	5
Later years	49
Sublease rentals	—
Total minimum lease payments	$217
* Future minimum commitments for capital lease obligations are nil as of December 31, 2018.
Operating lease rental expense related to continuing operations was $99 million, $87 million and $87 million in 2018, 2017 and 2016.

25. Commitments and Contingencies
The U.K. tax authorities have challenged the timing of deductibility for certain Brae area decommissioning costs, which we claimed for U.K. corporation tax purposes.  The dispute relates to the timing of the deduction and does not dispute the general deductibility of decommissioning costs.  In the fourth quarter of 2017, we received notification from the U.K.’s First-tier Tribunal that the decommissioning cost deductions, which we had claimed, were not allowable. In accordance with U.K. regulations, in the fourth quarter of 2017, we paid the amount of tax and interest in question, approximately $108 million, prior to our appeal.  In the first quarter of 2019 we withdrew our appeal on this matter, the resulting revisions to current and deferred tax liabilities are expected to have no cumulative adverse earnings impact on our consolidated results of operations. See Note 8 for further detail.
We are continuously undergoing examination of our U.S. federal income tax returns by the IRS.  These audits have been completed through the 2014 tax year, except for tax years 2010 and 2011. During the third quarter of 2017, we received a partnership adjustment notification related to the 2010 and 2011 tax years, for which we have filed a Tax Court Petition in the fourth quarter of 2017.  We believe that it is more likely than not that we will prevail. See Note 8 for further detail.
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
At December 31, 2018 and 2017, accrued liabilities for remediation were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
Guarantees – Over the years, we have sold various assets in the normal course of our business. Certain of the related agreements contain performance and general guarantees, including guarantees regarding inaccuracies in representations, warranties, covenants and agreements, and environmental and general indemnifications that require us to perform upon the occurrence of a triggering event or condition. These guarantees and indemnifications are part of the normal course of selling assets. We are typically not able to calculate the maximum potential amount of future payments that could be made under such

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

contractual provisions because of the variability inherent in the guarantees and indemnities. Most often, the nature of the guarantees and indemnities is such that there is no appropriate method for quantifying the exposure because the underlying triggering event has little or no past experience upon which a reasonable prediction of the outcome can be based.
Contract commitments – At December 31, 2018 and 2017, contractual commitments to acquire property, plant and equipment totaled $57 million and $102 million.
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

Select Quarterly Financial Data (Unaudited)

	2018				2017
(In millions, except per share data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues from contracts with customers	$1,537	$1,447	$1,538	$1,380	$873	$902	$1,136	$1,336
Income (loss) from continuing operations before income taxes(a)(b)	524	140	357	406	(16)	(112)	(458)	132
Income (loss) from continuing operations	356	96	254	390	(50)	(153)	(599)	(28)
Discontinued operations(c)	—	—	—	—	(4,907)	14	—	—
Net income (loss)	$356	$96	$254	$390	$(4,957)	$(139)	$(599)	$(28)

Income (loss) per basic share:
Continuing operations	$0.42	$0.11	$0.30	$0.47	$(0.06)	$(0.18)	$(0.70)	$(0.03)
Discontinued operations(c)	$—	$—	$—	$—	$(5.78)	$0.02	$—	$—
Net income (loss)	$0.42	$0.11	$0.30	$0.47	$(5.84)	$(0.16)	$(0.70)	$(0.03)
Dividends paid per share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05

(a)
For 2018, includes unproved property impairments and exploratory dry well costs of $49 million in the fourth quarter of 2018. For 2017, includes impairments to proved properties of $201 million and $24 million in the third quarter and fourth quarter, respectively. Also includes unproved property impairments and exploratory dry well costs of $215 million in the third quarter of 2017. (See Item 8. Financial Statements and Supplementary Data – Note 11 to the consolidated financial statements).

(b)
The fourth quarter of 2018 includes a mark-to-market gain on commodity derivatives of $336 million. Additionally, the first quarter of 2018 includes a gain on sale of our Libya subsidiary of $255 million. (See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements).

(c)
We closed on the sale of our Canadian business in the second quarter of 2017. The Canadian business is reflected as discontinued operations in all periods presented. Included in the first quarter of 2017 is an after-tax non-cash impairment charge of $4.96 billion, primarily related to the property, plant, and equipment.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

The supplementary information is disclosed by the following geographic areas: the U.S.; E.G.; Libya; and Other International ("Other Int’l"), which includes the U.K., Gabon and the Kurdistan Region of Iraq. We closed on the sale of our subsidiary, Marathon Oil Libya Limited, in 2018 and have not reflected this business as discontinued operations ("Disc Ops") in the periods presented. We closed the sale of our Canada business in 2017 and have reflected this business as Disc Ops in 2017 and 2016. See Note 5 for further details on dispositions.
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
The Director of Corporate Reserves, who reports to our Chief Financial Officer, has a Bachelor of Science degree in petroleum engineering and is a registered Professional Engineer in the State of New Mexico. In his 32 years with Marathon Oil, he has held numerous engineering and management positions, including managing reservoir engineering and geoscience for our Eagle Ford development in South Texas. He is a 25 year member of the Society of Petroleum Engineers ("SPE").
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
Audits of Estimates
We engage third-party consultants to provide, at a minimum, independent estimates for fields that comprise 80% of our total proved reserves over a rolling four-year period. We exceeded this percentage for the four-year period ended December 31, 2018, with 94% of our total proved reserves independently audited. An audit tolerance at a field level of +/- 10% to our internal estimates has been established. Should the third-party consultants’ initial analysis fall outside our tolerance band, both parties will re-examine the information provided, request additional data and refine their analysis, if appropriate. In the very limited instances where differences outside the 10% tolerance cannot be resolved by year end, a plan to resolve the difference is developed and executive management consent is obtained. The audit process did not result in any significant changes to our reserve estimates for 2018, 2017 or 2016.
For the year ended December 31, 2016, Netherland, Sewell & Associates, Inc. prepared a reserves certification for the Alba field in E.G. The NSAI summary report is filed as an exhibit to this Annual Report on Form 10-K. Members of the NSAI team have multiple years of industry experience, having worked for large, international oil and gas companies before joining NSAI. NSAI’s technical team members meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. The senior technical advisor has over 14 years of practical experience in petroleum engineering and the estimation and evaluation of reserves and is a registered Professional Engineer in the State of Texas. The second team member has over 12 years of practical experience in petroleum geosciences and is a licensed Professional Geoscientist in the State of Texas.
Ryder Scott Company also performed audits of the prior years' reserves for several of our fields in 2018, 2017 and 2016. Their summary reports are filed as exhibits to this Annual Report on Form 10-K. The team lead for Ryder Scott has over 36 years of industry experience, having worked for a major financial advisory services group before joining Ryder Scott. He is a 25 year member of SPE and is a registered Professional Engineer in the State of Texas.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves
The estimation of net recoverable quantities of crude oil and condensate, natural gas liquids, natural gas and our historical synthetic crude oil is a highly technical process which is based upon several underlying assumptions that are subject to change. Proved reserves are determined using "SEC Pricing", calculated as an unweighted arithmetic average of the first-day-of-the-month closing price for each month. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates for the table providing our 2018 SEC pricing of benchmark prices and the underlying assumptions used.
The table below provides the 2018 SEC pricing for certain benchmark prices:

2018 SEC Pricing
WTI Crude oil (per bbl)	$65.56
Henry Hub natural gas (per mmbtu)	$3.05
Brent crude oil (per bbl)	$72.70
Mont Belvieu NGLs (per bbl)	$26.63

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves

(mmbbl)	U.S.	E.G.(a)	Libya	Other Int'l	Cont Ops	Disc Ops	Total
Crude oil and condensate
Proved developed and undeveloped reserves:
Beginning of year - 2016	580	52	201	22	855	—	855
Revisions of previous estimates	55	1	(28)	3	31	—	31
Improved recovery	4	—	—	—	4	—	4
Purchases of reserves in place	12	—	—	—	12	—	12
Extensions, discoveries and other additions	37	—	—	1	38	—	38
Production	(48)	(8)	(1)	(4)	(61)	—	(61)
Sales of reserves in place	(77)	—	—	—	(77)	—	(77)
End of year - 2016	563	45	172	22	802	—	802
Revisions of previous estimates	9	(2)	—	8	15	—	15
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	18	—	—	—	18	—	18
Extensions, discoveries and other additions	30	4	—	—	34	—	34
Production	(49)	(8)	(7)	(4)	(68)	—	(68)
Sales of reserves in place	(1)	—	—	—	(1)	—	(1)
End of year - 2017	570	39	165	26	800	—	800
Revisions of previous estimates	49	3	—	3	55	—	55
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	—	—	—	—	—	—	—
Extensions, discoveries and other additions	42	—	—	2	44	—	44
Production	(63)	(6)	(3)	(5)	(77)	—	(77)
Sales of reserves in place	(3)	—	(162)	(1)	(166)	—	(166)
End of year - 2018	595	36	—	25	656	—	656
Proved developed reserves:
Beginning of year - 2016	327	25	173	16	541	—	541
End of year - 2016	238	45	172	13	468	—	468
End of year - 2017	263	39	165	17	484	—	484
End of year - 2018	287	36	—	22	345	—	345
Proved undeveloped reserves:
Beginning of year - 2016	253	27	28	6	314	—	314
End of year - 2016	325	—	—	9	334	—	334
End of year - 2017	307	—	—	9	316	—	316
End of year - 2018	308	—	—	3	311	—	311

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(mmbbl)	U.S.	E.G.(a)	Libya	Other Int'l	Cont Ops	Disc Ops	Total
Natural gas liquids
Proved developed and undeveloped reserves:
Beginning of year - 2016	172	28	—	—	200	—	200
Revisions of previous estimates	(8)	—	—	—	(8)	—	(8)
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	12	—	—	—	12	—	12
Extensions, discoveries and other additions	11	—	—	—	11	—	11
Production	(14)	(4)	—	—	(18)	—	(18)
Sales of reserves in place	(3)	—	—	—	(3)	—	(3)
End of year - 2016	170	24	—	—	194	—	194
Revisions of previous estimates	37	3	—	—	40	—	40
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	5	—	—	—	5	—	5
Extensions, discoveries and other additions	34	2	—	—	36	—	36
Production	(16)	(4)	—	—	(20)	—	(20)
Sales of reserves in place	(1)	—	—	—	(1)	—	(1)
End of year - 2017	229	25	—	—	254	—	254
Revisions of previous estimates	(9)	1	—	—	(8)	—	(8)
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	—	—	—	—	—	—	—
Extensions, discoveries and other additions	25	—	—	—	25	—	25
Production	(20)	(4)	—	—	(24)	—	(24)
Sales of reserves in place	(1)	—	—	—	(1)	—	(1)
End of year - 2018	224	22	—	—	246	—	246
Proved developed reserves:
Beginning of year - 2016	92	12	—	—	104	—	104
End of year - 2016	78	24	—	—	102	—	102
End of year - 2017	118	25	—	—	143	—	143
End of year - 2018	119	22	—	—	141	—	141
Proved undeveloped reserves:
Beginning of year - 2016	80	16	—	—	96	—	96
End of year - 2016	92	—	—	—	92	—	92
End of year - 2017	111	—	—	—	111	—	111
End of year - 2018	105	—	—	—	105	—	105

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(bcf)	U.S.	E.G.(a)	Libya	Other Int'l	Cont Ops	Disc Ops	Total
Natural gas
Proved developed and undeveloped reserves:
Beginning of year - 2016	1,151	1,090	206	15	2,462	—	2,462
Revisions of previous estimates	145	8	(1)	3	155	—	155
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	61	—	—	—	61	—	61
Extensions, discoveries and other additions	71	—	—	—	71	—	71
Production (b)	(115)	(155)	—	(8)	(278)	—	(278)
Sales of reserves in place	(25)	—	—	—	(25)	—	(25)
End of year - 2016	1,288	943	205	10	2,446	—	2,446
Revisions of previous estimates	(33)	(18)	—	4	(47)	—	(47)
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	36	—	—	—	36	—	36
Extensions, discoveries and other additions	204	76	—	—	280	—	280
Production (b)	(127)	(168)	(1)	(6)	(302)	—	(302)
Sales of reserves in place	(44)	—	—	—	(44)	—	(44)
End of year - 2017	1,324	833	204	8	2,369	—	2,369
Revisions of previous estimates	188	35	—	4	227	—	227
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	—	—	—	—	—	—	—
Extensions, discoveries and other additions	198	—	—	—	198	—	198
Production (b)	(156)	(153)	(1)	(5)	(315)	—	(315)
Sales of reserves in place	(1)	—	(203)	—	(204)	—	(204)
End of year - 2018	1,553	715	—	7	2,275	—	2,275
Proved developed reserves:
Beginning of year - 2016	640	552	94	11	1,297	—	1,297
End of year - 2016	648	943	95	5	1,691	—	1,691
End of year - 2017	726	833	94	2	1,655	—	1,655
End of year - 2018	869	715	—	7	1,591	—	1,591
Proved undeveloped reserves:
Beginning of year - 2016	511	538	112	4	1,165	—	1,165
End of year - 2016	640	—	110	5	755	—	755
End of year - 2017	598	—	110	6	714	—	714
End of year - 2018	684	—	—	—	684	—	684

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(mmbbl)	U.S.	E.G.(a)	Libya	Other Int'l	Cont Ops	Disc Ops	Total
Synthetic crude oil
Proved developed and undeveloped reserves:
Beginning of year - 2016	—	—	—	—	—	698	698
Revisions of previous estimates	—	—	—	—	—	12	12
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	—	—	—	—	—	—	—
Extensions, discoveries and other additions	—	—	—	—	—	—	—
Production	—	—	—	—	—	(18)	(18)
Sales of reserves in place	—	—	—	—	—	—	—
End of year - 2016	—	—	—	—	—	692	692
Revisions of previous estimates	—	—	—	—	—	—	—
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	—	—	—	—	—	—	—
Extensions, discoveries and other additions	—	—	—	—	—	—	—
Production	—	—	—	—	—	(7)	(7)
Sales of reserves in place	—	—	—	—	—	(685)	(685)
End of year - 2017	—	—	—	—	—	—	—
Revisions of previous estimates	—	—	—	—	—	—	—
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	—	—	—	—	—	—	—
Extensions, discoveries and other additions	—	—	—	—	—	—	—
Production	—	—	—	—	—	—	—
Sales of reserves in place	—	—	—	—	—	—	—
End of year - 2018	—	—	—	—	—	—	—
Proved developed reserves:
Beginning of year - 2016	—	—	—	—	—	698	698
End of year - 2016	—	—	—	—	—	692	692
End of year - 2017	—	—	—	—	—	—	—
End of year - 2018	—	—	—	—	—	—	—
Proved undeveloped reserves:
Beginning of year - 2016	—	—	—	—	—	—	—
End of year - 2016	—	—	—	—	—	—	—
End of year - 2017	—	—	—	—	—	—	—
End of year - 2018	—	—	—	—	—	—	—

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(mmboe)	U.S.	E.G.(a)	Libya	Other Int'l	Cont Ops	Disc Ops	Total
Total Proved Reserves
Proved developed and undeveloped reserves:
Beginning of year - 2016	944	261	235	25	1,465	698	2,163
Revisions of previous estimates	73	2	(28)	4	51	12	63
Improved recovery	4	—	—	—	4	—	4
Purchases of reserves in place	34	—	—	—	34	—	34
Extensions, discoveries and other additions	59	—	—	1	60	—	60
Production (b)	(82)	(37)	(1)	(6)	(126)	(18)	(144)
Sales of reserves in place	(84)	—	—	—	(84)	—	(84)
End of year - 2016	948	226	206	24	1,404	692	2,096
Revisions of previous estimates	42	(1)	—	8	49	—	49
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	28	—	—	—	28	—	28
Extensions, discoveries and other additions	98	18	—	—	116	—	116
Production (b)	(86)	(40)	(7)	(5)	(138)	(7)	(145)
Sales of reserves in place	(10)	—	—	—	(10)	(685)	(695)
End of year - 2017	1,020	203	199	27	1,449	—	1,449
Revisions of previous estimates	71	8	—	5	84	—	84
Improved recovery	—	—	—	—	—	—	—
Purchases of reserves in place	—	—		—	—	—	—
Extensions, discoveries and other additions	100	—	—	2	102	—	102
Production (b)	(109)	(35)	(3)	(6)	(153)	—	(153)
Sales of reserves in place	(4)	—	(196)	(1)	(201)	—	(201)
End of year - 2018	1,078	176	—	27	1,281	—	1,281
Proved developed reserves:
Beginning of year - 2016	526	129	189	18	862	698	1,560
End of year - 2016	424	226	188	14	852	692	1,544
End of year - 2017	502	203	181	17	903	—	903
End of year - 2018	552	176	—	24	752	—	752
Proved undeveloped reserves:
Beginning of year - 2016	418	132	46	7	603	—	603
End of year - 2016	524	—	18	10	552	—	552
End of year - 2017	518	—	18	10	546	—	546
End of year - 2018	526	—	—	3	529	—	529

(a)	Consists of estimated reserves from properties governed by production sharing contracts.

(b)	Excludes the resale of purchased natural gas used in reservoir management.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

2018 proved reserves decreased by 168 mmboe primarily due to the following:

•
Revisions of previous estimates: Increased by 84 mmboe including an increase of 108 mmboe associated with the acceleration of higher economic wells in the U.S. resource plays into the 5-year plan and an increase of 15 mmboe associated with wells to sales that were additions to the plan, partially offset by a decrease of 39 mmboe due to technical revisions across the business.

•
Extensions, discoveries, and other additions: Increased by 102 mmboe primarily in the U.S. resource plays due to an increase of 69 mmboe associated with the expansion of proved areas and an increase of 33 mmboe associated with wells to sales from unproved categories.

•	Production: Decreased by 153 mmboe.

•
Sales of reserves in place: Decreased by 201 mmboe including 196 mmboe associated with the sale of our subsidiary in Libya, 4 mmboe associated with divestitures of certain conventional assets in New Mexico and Michigan, and 1 mmboe associated with the sale of the Sarsang block in Kurdistan.

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

Changes in Proved Undeveloped Reserves
As of December 31, 2018, 529 mmboe of proved undeveloped reserves were reported, a decrease of 17 mmboe from December 31, 2017. The following table shows changes in proved undeveloped reserves for 2018:

(mmboe)
Beginning of year	546
Revisions of previous estimates	47
Extensions, discoveries, and other additions	61
Dispositions	(19)
Transfers to proved developed	(106)
End of year	529

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Revisions of prior estimates. Increased by 47 mmboe due to an increase of 108 mmboe associated with the acceleration of higher economic wells in the U.S. resource plays into the 5-year plan partially offset by a decrease of 61 mmboe due to technical revisions across the business.
Extensions, discoveries and other additions. Increased by 61 mmboe due to the expansion of proved areas in the U.S. resource plays.
Transfers to proved developed. 106 mmboe of PUD reserves were converted to proved developed status during 2018, primarily from assets in our U.S. resource plays. This 2018 transfer equates to a 19% PUD conversion rate and a 5-year average annual PUD conversion rate during the 2014-2018 period of 18%. All proved undeveloped reserve drilling locations are scheduled to be drilled prior to the end of 2023. There are no proved undeveloped reserves on the books beyond 5 years as of December 31, 2018.
Costs Incurred & Future Costs to Develop
Costs incurred in 2018, 2017 and 2016 relating to the development of proved undeveloped reserves were $1,082 million, $842 million and $359 million. As of December 31, 2018, future development costs estimated to be required for the development of proved undeveloped crude oil and condensate, NGLs and natural gas reserves for the years 2019 through 2023 are projected to be $1,541 million, $1,595 million, $1,737 million, $1,398 million and $1,116 million.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

(In millions)	U.S.	E.G.	Libya	Other Int'l	Total
Year Ended December 31, 2018
Capitalized Costs:
Proved properties	$27,983	$2,041	$—	$4,828	$34,852
Unproved properties	2,977	11	—	—	2,988
Total	30,960	2,052	—	4,828	37,840
Accumulated depreciation, depletion and amortization:
Proved properties	14,742	1,471	—	4,706	20,919
Unproved properties(a)	299	(7)	—	—	292
Total	15,041	1,464	—	4,706	21,211
Net capitalized costs	$15,919	$588	$—	$122	$16,629
Year Ended December 31, 2017
Capitalized Costs:
Proved properties	$27,477	$1,990	$830	$5,050	$35,347
Unproved properties	2,755	110	217	76	3,158
Total	30,232	2,100	1,047	5,126	38,505
Accumulated depreciation, depletion and amortization:
Proved properties	14,254	1,348	289	4,850	20,741
Unproved properties(a)	206	—	—	76	282
Total	14,460	1,348	289	4,926	21,023
Net capitalized costs	$15,772	$752	$758	$200	$17,482
(a) Includes unproved property impairments (see Note 11).

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Costs Incurred for Property Acquisition, Exploration and Development (a)

(In millions)	U.S.	E.G.	Libya	Other Int'l		Cont Ops	Disc Ops	Total
December 31, 2018
Property acquisition:
Proved	$211	$—	$—	$11		$222	$—	$222
Unproved	144	—	—	—		144	—	144
Exploration	929	1	—	(9)		921	—	921
Development	1,332	(2)	—	(126)	(b)	1,204	—	1,204
Total	$2,616	$(1)	$—	$(124)		$2,491	$—	$2,491
December 31, 2017
Property acquisition:
Proved	$191	$1	$—	$—		$192	$—	$192
Unproved	1,746	—	—	1		1,747	—	1,747
Exploration	882	1	—	40		923	—	923
Development	1,122	5	10	(144)	(b)	993	6	999
Total	$3,941	$7	$10	$(103)		$3,855	$6	$3,861
December 31, 2016
Property acquisition:
Proved	$276	$—	$—	$—		$276	$—	$276
Unproved	642	—	—	(10)		632	—	632
Exploration	525	1	—	13		539	—	539
Development	456	55	3	121	(b)	635	31	666
Total	$1,899	$56	$3	$124		$2,082	$31	$2,113

(a)	Includes costs incurred whether capitalized or expensed.

(b)	Includes revisions to asset retirement costs primarily due to changes in U.K. estimated costs as well as timing of abandonment activities in the U.K.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Results of Operations for Oil and Gas Producing Activities

	U.S.	E.G.	Libya	Other Int'l	Cont Ops	Disc Ops	Total
Year Ended December 31, 2018
Revenues and other income:
Sales	$4,842	$383	$196	$402	$5,823	$—	$5,823
Other income(a)	81	—	255	104	440	—	440
Total revenues and other income	4,923	383	451	506	6,263	—	6,263
Expenses:
Production costs	(1,371)	(68)	(12)	(180)	(1,631)	—	(1,631)
Exploration expenses(b)	(245)	(51)	—	7	(289)	—	(289)
Depreciation, depletion and amortization(c)	(2,247)	(117)	(8)	(102)	(2,474)	—	(2,474)
Technical support and other	(49)	(5)	—	(6)	(60)	—	(60)
Total expenses	(3,912)	(241)	(20)	(281)	(4,454)	—	(4,454)
Results before income taxes	1,011	142	431	225	1,809	—	1,809
Income tax provision	19	(38)	(163)	(124)	(306)	—	(306)
Results of operations	$1,030	$104	$268	$101	$1,503	$—	$1,503
Year Ended December 31, 2017
Revenues and other income:
Sales	$3,050	$45	$431	$282	$3,808	$423	$4,231
Transfers	—	344	—	—	344	—	344
Other income(a)	74	—	—	38	112	(43)	69
Total revenues and other income	3,124	389	431	320	4,264	380	4,644
Expenses:
Production costs	(985)	(84)	(44)	(152)	(1,265)	(272)	(1,537)
Exploration expenses(b)	(153)	—	—	(254)	(407)	—	(407)
Depreciation, depletion and amortization(c)	(2,105)	(134)	(21)	(273)	(2,533)	(6,676)	(9,209)
Technical support and other	(28)	(4)	(4)	(25)	(61)	—	(61)
Total expenses	(3,271)	(222)	(69)	(704)	(4,266)	(6,948)	(11,214)
Results before income taxes	(147)	167	362	(384)	(2)	(6,568)	(6,570)
Income tax provision	(1)	(50)	(333)	13	(371)	1,674	1,303
Results of operations	$(148)	$117	$29	$(371)	$(373)	$(4,894)	$(5,267)
Year Ended December 31, 2016
Revenues and other income:
Sales	$2,249	$42	$54	$237	$2,582	$724	$3,306
Transfers	—	291	—	—	291	—	291
Other income(a)	387	—	—	2	389	—	389
Total revenues and other income	2,636	333	54	239	3,262	724	3,986
Expenses:
Production costs	(952)	(81)	(36)	(140)	(1,209)	(544)	(1,753)
Exploration expenses(b)	(306)	(1)	(6)	(10)	(323)	(7)	(330)
Depreciation, depletion and amortization(c)	(1,901)	(114)	(7)	(132)	(2,154)	(239)	(2,393)
Technical support and other	(21)	(4)	—	(5)	(30)	(1)	(31)
Total expenses	(3,180)	(200)	(49)	(287)	(3,716)	(791)	(4,507)
Results before income taxes	(544)	133	5	(48)	(454)	(67)	(521)
Income tax provision(d)	195	(26)	(2)	57	224	15	239
Results of operations	$(349)	$107	$3	$9	$(230)	$(52)	$(282)

(a)	Includes net gain (loss) on dispositions (see Note 5) and revisions to asset retirement costs primarily due to changes in U.K. estimated costs as well as timing of abandonment activities in the U.K.

(b)	Includes exploratory dry well costs, unproved property impairments, and other (see Note 11).

(c)	Includes long-lived asset impairments (see Note 11).
(d)    Discontinued operations activity includes $135 million of deferred tax expense related to Alberta provincial corporate tax rate increase.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Results of Operations for Oil and Gas Producing Activities
The following reconciles results of operations for oil and gas producing activities to segment income:

	Year Ended December 31,
(In millions)	2018	2017	2016
Results of operations	$1,503	$(5,267)	$(282)
Discontinued operations	—	4,894	52
Results of continuing operations	1,503	(373)	(230)
Items not included in results of oil and gas operations, net of tax:
Marketing income and other non-oil and gas producing related activities	(170)	(107)	(39)
Income from equity method investments	214	229	142
Items not allocated to segment income, net of tax:
Loss (gain) on asset dispositions and other income	(304)	(79)	(248)
Long-lived asset impairments	103	475	148
Unrealized loss (gain) on derivatives	(265)	81	72
Deferred tax valuation allowance increase	—	—	(32)
Segment income (loss)	$1,081	$226	$(187)

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

(In millions)	U.S.	E.G.	Libya	Other Int'l		Total
Year Ended December 31, 2018
Future cash inflows	$49,054	$2,218	$—	$1,813		$53,085
Future production and support costs	(15,995)	(878)	—	(876)		(17,749)
Future development costs	(7,729)	(12)	—	(1,072)		(8,813)
Future income tax expenses	(1,967)	(355)	—	275		(2,047)
Future net cash flows	$23,363	$973	$—	$140	(a)	$24,476
10% annual discount for timing of cash flows	(10,653)	(254)	—	100		(10,807)
Standardized measure of discounted future net cash flows- related to continuing operations	$12,710	$719	$—	$240		$13,669
Standardized measure of discounted future net cash flows- related to discontinued operations						$—
Year Ended December 31, 2017
Future cash inflows	$36,480	$1,966	$10,303	$1,403		$50,152
Future production and support costs	(14,796)	(748)	(931)	(821)		(17,296)
Future development costs	(6,987)	(7)	(501)	(1,247)		(8,742)
Future income tax expenses	(786)	(274)	(8,387)	496		(8,951)
Future net cash flows	$13,911	$937	$484	$(169)	(a)	$15,163
10% annual discount for timing of cash flows	(7,009)	(235)	(224)	168		(7,300)
Standardized measure of discounted future net cash flows- related to continuing operations	$6,902	$702	$260	$(1)		$7,863
Standardized measure of discounted future net cash flows- related to discontinued operations						$—
Year Ended December 31, 2016
Future cash inflows	$27,610	$1,977	$8,511	$921		$39,019
Future production and support costs	(12,758)	(824)	(930)	(673)		(15,185)
Future development costs	(7,233)	(13)	(296)	(1,345)		(8,887)
Future income tax expenses	—	(251)	(6,884)	514		(6,621)
Future net cash flows	$7,619	$889	$401	$(583)	(a)	$8,326
10% annual discount for timing of cash flows	(4,355)	(264)	(143)	313		(4,449)
Standardized measure of discounted future net cash flows- related to continuing operations	$3,264	$625	$258	$(270)		$3,877
Standardized measure of discounted future net cash flows- related to discontinued operations						$1,076

(a)	Future cash flows for Other International reflects the impact of future abandonment costs related to the U.K.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
(In millions)	2018	2017	2016
Sales and transfers of oil and gas produced, net of production and support costs	$(4,135)	$(2,853)	$(1,634)
Net changes in prices and production and support costs related to future production	6,342	4,916	(3,621)	(b)
Extensions, discoveries and improved recovery, less related costs	998	661	(2,174)
Development costs incurred during the period	1,240	1,027	669
Changes in estimated future development costs	(330)	183	2,534
Revisions of previous quantity estimates(a)	(501)	497	654
Net changes in purchases and sales of minerals in place	(3,035)	102	(651)
Accretion of discount	1,175	698	1,005
Net change in income taxes	4,052	(1,245)	1,038
Net change for the year	5,806	3,986	(2,180)
Beginning of the year related to continuing operations	7,863	3,877	6,057
End of the year related to continuing operations	$13,669	$7,863	$3,877
Net change for the year related to discontinued operations	$—	$—	$911

(a)	Includes amounts resulting from changes in the timing of production.

(b)	Decrease primarily due to lower realized prices.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2018.
Management's Annual Report on Internal Control Over Financial Reporting
See "Management’s Report on Internal Control over Financial Reporting" under Item 8 of this Form 10-K.
Attestation Report of the Registered Public Accounting Firm
See "Report of Independent Registered Public Accounting Firm" under Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to "Proposal 1: Election of Directors," "Corporate Governance—Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2018 (the "2019 Proxy Statement").
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

Item 11. Executive Compensation
Information required by this item is incorporated by reference to "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation" in the 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of information required by this item are incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2019 Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2018 with respect to shares of Marathon Oil common stock that may be issued under our existing equity compensation plans:

•	Marathon Oil Corporation 2016 Incentive Compensation Plan (the "2016 Plan")

•	Marathon Oil Corporation 2012 Incentive Compensation Plan (the "2012 Plan") – No additional awards will be granted under this plan.

•	Marathon Oil Corporation 2007 Incentive Compensation Plan (the "2007 Plan") – No additional awards will be granted under this plan.

•	Marathon Oil Corporation 2003 Incentive Compensation Plan (the "2003 Plan") – No additional awards will be granted under this plan.

•	Deferred Compensation Plan for Non-Employee Directors – No additional awards will be granted under this plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(c)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,650,574	(a)	$25.54	32,802,084	(d)
Equity compensation plans not approved by stockholders	6,979	(b)	N/A	—
Total	7,657,553		N/A	32,802,084

(a)	Includes the following:

•	1,531,500 stock options outstanding under the 2016 Plan; 2,959,103 stock options outstanding under the 2012 Plan; 1,689,404 stock options outstanding under the 2007 Plan;

•
252,600 common stock units that have been credited to non-employee directors pursuant to the non-employee director deferred compensation program and the annual director stock award program established under the 2016 Plan, 2012 Plan, 2007 Plan and 2003 Plan. Common stock units credited under the 2016 Plan, 2012 Plan, 2007 Plan and 2003 Plan were 97,297, 59,251, 78,967 and 17,085, respectively;

•	1,217,967 restricted stock units granted to non-officers under the 2012 Plan and 2016 Plan and outstanding as of December 31, 2018.

•
In addition to the awards reported above, 1,191,709 and 6,095,270 shares of restricted stock were issued and outstanding as of December 31, 2018, but subject to forfeiture restrictions under the 2012 and 2016 Plans, respectively.

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

(d)
Reflects the shares available for issuance under the 2016 Plan. No more than 14,308,395 of these shares may be issued for awards other than stock options or stock appreciation rights. In addition, shares related to grants that are forfeited, terminated, canceled or expire unexercised shall again immediately become available for issuance.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to "Transactions with Related Persons," and "Proposal 1: Election of Directors—Director Independence" in the 2019 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to "Proposal 2: Ratification of Independent Auditor for 2019" in the 2019 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
A. Documents Filed as Part of the Report
1. Financial Statements – See Part II, Item 8. of this Annual Report on Form 10-K.
2. Financial Statement Schedules – The unaudited financial statements and related footnotes of Alba Plant LLC, our equity method investment, are being filed within Exhibit 99.9 in accordance with Rule 3-09 of Regulation S-X. All other financial statement schedules required under SEC rules but not included in this Annual Report on Form 10-K are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.
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

February 21, 2019	MARATHON OIL CORPORATION

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 21, 2019 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ LEE M. TILLMAN	Chairman, President and Chief Executive Officer
Lee M. Tillman

/s/ DANE E. WHITEHEAD	Executive Vice President and Chief Financial Officer
Dane E. Whitehead

/s/ GARY E. WILSON	Vice President, Controller and Chief Accounting Officer
Gary E. Wilson

/s/ GREGORY H. BOYCE	Director
Gregory H. Boyce

/s/ CHADWICK C. DEATON	Director
Chadwick C. Deaton

/s/ MARCELA E. DONADIO	Director
Marcela E. Donadio

/s/ DOUGLAS L. FOSHEE	Director
Douglas L. Foshee

/s/ M.ELISE HYLAND	Director
M. Elise Hyland

Exhibit Index

Exhibit		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Number	Exhibit Description	Form	Exhibit	Filing Date
1	Underwriting Agreement
1.1	Bond Purchase Agreement, dated as of November 28, 2017, between Marathon Oil Corporation, the Parish of St. John the Baptist, State of Louisiana, and Morgan Stanley & Co. LLC.	10-K	1.1	2/22/2018
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Purchase Agreement, dated as of March 8, 2017, by and among Marathon Oil Dutch Holdings B.V., as Seller, and 10084751 Canada Limited, as a Buyer and Canadian Natural Resources Limited, as a Buyer, in respect of Marathon Oil Canada Corporation.	10-Q	10.1	5/5/2017
3	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (Amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4	Instruments Defining the Rights of Security Holders, Including Indentures
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
10.6
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

		8-K	99.1	10/22/2018
10.7†	Marathon Oil Corporation 2016 Incentive Compensation Plan	DEF 14A	App. A	4/7/2016
10.8†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers (3-year cliff vesting)	8-K/A	10.1	10/6/2016
10.9†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers (3-year prorata vesting)	10-K	10.6	2/24/2017
10.10†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers	10-K	10.7	2/24/2017
10.11†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (3-year cliff vesting)	10-K	10.8	2/24/2017
10.12†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Canadian Directors (3-year cliff vesting)	10-K	10.9	2/24/2017
10.12†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Performance Unit Award Agreement for Section 16 Officers	10-K	10.12	2/22/2018
10.12†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Performance Unit Award Agreement for Officers	10-K	10.13	2/22/2018
10.15†	Marathon Oil Corporation 2012 Incentive Compensation Plan	DEF 14A	App. III	3/8/2012

2

Exhibit		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Number	Exhibit Description	Form	Exhibit	Filing Date
10.16†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Non-Qualified Stock Option Award Agreement	8-K	10.1	8/1/2014
10.17†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Performance Unit Award Agreement for Section 16 Officers	10-Q	10.1	5/7/2014
10.18†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Performance Unit Award Agreement for Section 16 Officers	10-Q	10.2	5/7/2014
10.19†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Initial CEO Option Grant Agreement	10-Q	10.1	11/6/2013
10.20†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers (3-year prorata vesting)	10-K	10.5	2/22/2013
10.21†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Officers (3-year prorata vesting)	10-K	10.6	2/22/2013
10.22†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers (3-year cliff vesting)	10-K	10.7	2/22/2013
10.23†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Restricted Stock Award Agreement for Officers (3-year cliff vesting)	10-K	10.8	2/22/2013
10.24†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers (3-year prorata vesting)	10-K	10.9	2/22/2013
10.25†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Restricted Stock Award Agreement for Officers (3-year prorata vesting)	10-K	10.10	2/22/2013
10.26†	Marathon Oil Corporation 2007 Incentive Compensation Plan	10-K	10.5	2/29/2012
10.27†	Form of Marathon Oil Corporation 2007 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Officers	10-K	10.6	2/29/2012
10.28†	Form of Marathon Oil Corporation 2007 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers	10-K	10.5	2/28/2011
10.29†	Form of Marathon Oil Corporation 2007 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers	10-K	10.26	2/26/2010
10.30†	Marathon Oil Corporation 2003 Incentive Compensation Plan	10-K	10.9	2/26/2010
10.31†	Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 20, 2016)	10-K	10.29	2/24/2017
10.32†	Marathon Oil Company Deferred Compensation Plan Amended and Restated Effective June 30, 2011	10-K	10.32	2/29/2012
10.33†	Marathon Oil Company Excess Benefit Plan Amended and Restated	10-K	10.31	2/29/2012
10.34†	Marathon Oil Corporation Officer Change in Control Severance Benefits Plan (as amended, effective January 1, 2018)	10-K	10.33	2/22/2018
10.35†	Marathon Oil Corporation Policy for Repayment of Annual Cash Bonus Amounts	10-K	10.10	2/28/2011
10.36†	Marathon Oil Corporation Executive Tax, Estate, and Financial Planning Program, Amended and Restated, Effective January 1, 2009	10-K	10.32	2/27/2009

3

Exhibit		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Number	Exhibit Description	Form	Exhibit	Filing Date
10.37	Tax Sharing Agreement dated as of May 25, 2011 among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	8-K	10.1	5/26/2011
21.1*	List of Significant Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
23.3*	Consent of Ryder Scott Company, L.P., independent petroleum engineers and geologists
23.4*	Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1*	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2017
99.2*	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2017
99.3	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2016	10-K	99.3	2/22/2018
99.4	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2016	10-K	99.4	2/22/2018
99.5	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2016	10-K	99.3	2/24/2017
99.6	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2016	10-K	99.2	2/22/2018
99.7	Summary report performed by Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists for 2016	10-K	99.7	2/22/2018
99.9*	Alba Plant, LLC financial statements as of December 31, 2018
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

4