Form 10-Q
period 2019-03-31
MARATHON OIL CORP
filed 2019-05-02
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
(713) 629-6600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00	MRO	New York Stock Exchange

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

There were 817,916,151 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2019.

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
For certain industry specific terms used in this Form 10-Q, please see “Definitions” in our 2018 Annual Report on Form 10-K.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2019	2018
Revenues and other income:
Revenues from contracts with customers	$1,200	$1,537
Net loss on commodity derivatives	(91)	(102)
Income from equity method investments	11	37
Net gain on disposal of assets	42	257
Other income	35	4
Total revenues and other income	1,197	1,733
Costs and expenses:
Production	187	217
Shipping, handling and other operating	154	130
Exploration	59	52
Depreciation, depletion and amortization	554	590
Impairments	6	8
Taxes other than income	72	64
General and administrative	94	100
Total costs and expenses	1,126	1,161
Income from operations	71	572
Net interest and other	(49)	(45)
Other net periodic benefit costs	5	(3)
Income before income taxes	27	524
Provision (benefit) for income taxes	(147)	168
Net income	$174	$356
Net income per share:
Basic	$0.21	$0.42
Diluted	$0.21	$0.42
Weighted average common shares outstanding:
Basic	819	851
Diluted	820	852
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net income	$174	$356
Other comprehensive income (loss), net of tax
Change in actuarial loss in postretirement and postemployment plans	(4)	4
Other comprehensive income (loss)	(4)	4
Comprehensive income	$170	$360
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except par value and share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,019	$1,462
Receivables, less reserve of $12 and $11	1,086	1,079
Inventories	83	96
Other current assets	160	257
Current assets held for sale	428	27
Total current assets	2,776	2,921
Equity method investments	719	745
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $17,669 and $21,830	16,714	16,804
Goodwill	97	97
Other noncurrent assets	440	723
Noncurrent assets held for sale	664	31
Total assets	$21,410	$21,321
Liabilities
Current liabilities:
Accounts payable	$1,310	$1,320
Payroll and benefits payable	76	154
Accrued taxes	149	181
Other current liabilities	220	170
Current liabilities held for sale	103	7
Total current liabilities	1,858	1,832
Long-term debt	5,501	5,499
Deferred tax liabilities	192	199
Defined benefit postretirement plan obligations	179	195
Asset retirement obligations	192	1,081
Deferred credits and other liabilities	317	279
Noncurrent liabilities held for sale	963	108
Total liabilities	9,202	9,193
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares and 937 million shares (par value $1 per share, 1.925 billion shares authorized at March 31, 2019 and 1.925 billion shares authorized at December 31, 2018)	937	937
Held in treasury, at cost – 117 million shares and 118 million shares	(3,745)	(3,816)
Additional paid-in capital	7,149	7,238
Retained earnings	7,808	7,706
Accumulated other comprehensive income	59	63
Total stockholders' equity	12,208	12,128
Total liabilities and stockholders' equity	$21,410	$21,321
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$174	$356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	554	590
Impairments	6	8
Exploratory dry well costs and unproved property impairments	49	42
Net gain on disposal of assets	(42)	(257)
Deferred income taxes	(31)	(31)
Net loss on derivative instruments	91	102
Net settlements of derivative instruments	22	(59)
Pension and other post retirement benefits, net	(25)	(34)
Stock-based compensation	14	14
Equity method investments, net	14	32
Changes in:
Current receivables	(73)	(130)
Inventories	4	(9)
Current accounts payable and accrued liabilities	(102)	81
Other current assets and liabilities	14	(25)
All other operating, net	(154)	(31)
Net cash provided by operating activities	515	649
Investing activities:
Additions to property, plant and equipment	(615)	(662)
Additions to other assets	14	(72)
Acquisitions, net of cash acquired	—	(4)
Disposal of assets, net of cash transferred to the buyer	13	1,180
Equity method investments - return of capital	12	9
All other investing, net	12	(2)
Net cash provided by (used in) investing activities	(564)	449
Financing activities:
Purchases of common stock	(30)	(9)
Dividends paid	(41)	(42)
All other financing, net	(1)	2
Net cash used in financing activities	(72)	(49)
Effect of exchange rate on cash and cash equivalents	1	1
Net increase (decrease) in cash and cash equivalents	(120)	1,050
Cash and cash equivalents at beginning of period	1,462	563
Cash and cash equivalents at end of period	$1,342	$1,613

Reconciliation of cash and cash equivalents
Cash and cash equivalents	$1,019	$1,613
Cash and cash equivalents included in current assets held for sale	323	—
Total cash and cash equivalents	$1,342	$1,613
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended March 31, 2018
December 31, 2017 Balance	$—	$937	$(3,325)	$7,379	$6,779	$(62)	$11,708
Shares issued - stock-based compensation	—	—	158	(93)	—	—	65
Shares repurchased	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	—	(49)	—	—	(49)
Net income	—	—	—	—	356	—	356
Other comprehensive income (loss)	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.05)	—	—	—	—	(42)	—	(42)
March 31, 2018 Balance	$—	$937	$(3,175)	$7,237	$7,093	$(58)	$12,034

Three Months Ended March 31, 2019
December 31, 2018 Balance	$—	$937	$(3,816)	$7,238	$7,706	$63	$12,128
Cumulative-effect adjustment (Note 2)	—	—	—	—	(31)	—	(31)
Shares issued - stock-based compensation	—	—	101	(39)	—	—	62
Shares repurchased	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	(50)	—	—	(50)
Net income	—	—	—	—	174	—	174
Other comprehensive income (loss)	—	—	—	—	—	(4)	(4)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
March 31, 2019 Balance	$—	$937	$(3,745)	$7,149	$7,808	$59	$12,208
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K.  The results of operations for the first quarter of 2019 are not necessarily indicative of the results to be expected for the full year.
As a result of the announcement to sell our U.K. business in the first quarter of 2019, we have reflected these assets and liabilities as held for sale at March 31, 2019 in the consolidated balance sheet and the consolidated statement of cash flows. The related disclosures in this report exclude these held for sale amounts, unless otherwise noted. This divestiture is discussed in further detail in Note 4.

Reclassifications
We have reclassified certain prior year amounts between operating cash flow to present it on a basis comparable with the current year's presentation with no impact on net cash provided by operating activities.
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
Financial instruments – credit losses
In June 2016, the FASB issued a new accounting standards update that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standard requires the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This standard is effective for us in the first quarter of 2020 and will be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. Early adoption is permitted starting January 2019. We are evaluating the provisions of this accounting standards update and assessing the impact, if any, it may have on our consolidated results of operations, financial position or cash flows.
Recently Adopted
Lease accounting standard
In February 2016, the FASB issued a new leasing accounting standard, which modified the definition of a lease and established comprehensive accounting and financial reporting requirements for leasing arrangements. It requires lessees to recognize a lease liability and a right-of-use ("ROU") asset for all leases, including operating leases, with a term of greater than 12 months on the balance sheet. On January 1, 2019, we adopted the new lease accounting standard using the modified retrospective method and applied to all leases that existed as of that date. It does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The new lease standard requires certain accounting policy decisions while also providing a number of optional practical expedients for transition accounting. Our accounting policies and the practical expedients utilized are summarized below:

•	Implemented an accounting policy to not recognize any right-of-use assets and lease liabilities related to short-term leases on the balance sheet.

•	Implemented an accounting policy to not separate the lease and nonlease components for all asset classes, except for vessels.

•
Elected the package of practical expedients which allows us to not reassess our prior conclusions regarding the lease identification and lease classification for contracts that commenced or expired prior to the effective date.

•
Elected the practical expedient pertaining to land easements which allows us to continue accounting for existing agreements under the previous accounting policies as nonlease transactions. Any modifications of existing contracts or new agreements will be assessed under the new lease accounting guidance and may become leases in the future.

As a result of the adoption, we recorded approximately $156 million of ROU assets and $160 million of lease liabilities on our consolidated balance sheet and a cumulative-effect adjustment to stockholders' equity on the date of adoption of $31 million. As of March 31, 2019, we have approximately $254 million of lease liabilities and $247 million of ROU assets on our consolidated balance sheet related to long-term leases further discussed in Note 12. The increase in ROU assets and liabilities during the quarter is due to new contracts signed in the first quarter of 2019. We continue presenting all prior comparative periods without any restatements.
Hedge accounting standard
In August 2017, the FASB issued a new accounting standards update that amends the hedge accounting model to enable entities to hedge certain financial and nonfinancial risk attributes previously not allowed. The amendment also reduces the overall complexity of documenting, assessing and measuring hedge effectiveness. This standard was effective for us in the first quarter of 2019. Adoption of this standard did not have a significant impact on our consolidated results of operations, financial position or cash flows.

3.	Income and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding.  Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 5 million and 8 million of stock options for the three months ended March 31, 2019 and 2018 that were antidilutive.

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Net income	$174	$356

Weighted average common shares outstanding	819	851
Effect of dilutive securities	1	1
Weighted average common shares, diluted	820	852
Net income per share:
Basic	$0.21	$0.42
Diluted	$0.21	$0.42

Dividends per share	$0.05	$0.05

4.	Dispositions
International Segment
In the first quarter of 2019, we entered into an agreement to sell our U.K. business, Marathon Oil U.K. LLC ("MOUK") and Marathon Oil West of Shetlands Limited ("MOWOS"). Subject to customary adjustments, the closing consideration payable to us will be approximately $140 million, which reflects the assumption by the buyer of the cash equivalent balance and working capital balance, which was approximately $350 million at December 31, 2018. These properties are classified as held for sale in the consolidated balance sheet at March 31, 2019, with total assets of $947 million and total liabilities of $997 million, including an asset retirement obligation of $960 million. For the three months ended March 31, 2019 and 2018, we had approximately $13 million and $52 million in income before income taxes relating to our U.K business. Though there are certain contractual

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

requirements that must be satisfied, the transaction is expected to close in the second half of 2019, with an effective date of January 1, 2019.
In the fourth quarter of 2018, we entered into an agreement to sell our subsidiary, Marathon Oil KDV B.V., which holds our 15% non-operated interest in the Atrush block in Kurdistan for proceeds of $63 million, before closing adjustments. This property is classified as held for sale in the consolidated balance sheet at March 31, 2019 and December 31, 2018, with total assets of $145 million and $58 million, and total liabilities of $69 million and $17 million. We expect the transaction to close in the second quarter of 2019.
In the first quarter of 2018, we closed on the sale of our subsidiary, Marathon Oil Libya Limited, which held our 16.33% non-operated interest in the Waha concessions in Libya, to a subsidiary of Total S.A. (Elf Aquitaine SAS) for proceeds of approximately $450 million, excluding closing adjustments, and recognized a pre-tax gain of $255 million.

5.	Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and various international locations.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas.

	Three Months Ended March 31, 2019
United States				Northern
(In millions)	Eagle Ford	Bakken	Oklahoma	Delaware	Other U.S.	Total
Crude oil and condensate	$318	$372	$77	$64	$28	$859
Natural gas liquids	35	10	22	8	2	77
Natural gas	34	12	45	6	6	103
Other	2	—	—	—	21	23
Revenues from contracts with customers	$389	$394	$144	$78	$57	$1,062

	Three Months Ended March 31, 2019
International			Other
(In millions)	E.G.	U.K.	International	Total
Crude oil and condensate	$47	$56	$10	$113
Natural gas liquids	1	1	—	2
Natural gas	7	8	—	15
Other	—	8	—	8
Revenues from contracts with customers	$55	$73	$10	$138

	Three Months Ended March 31, 2018
United States				Northern
(In millions)	Eagle Ford	Bakken	Oklahoma	Delaware	Other U.S.	Total
Crude oil and condensate	$366	$330	$115	$55	$53	$919
Natural gas liquids	42	15	37	6	3	103
Natural gas	33	10	43	5	7	98
Other	2	—	—	—	3	5
Revenues from contracts with customers	$443	$355	$195	$66	$66	$1,125

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2018
International				Other
(In millions)	E.G.	U.K.	Libya	International	Total
Crude oil and condensate	$71	$95	$187	$23	$376
Natural gas liquids	1	—	—	—	1
Natural gas	9	8	9	—	26
Other	—	9	—	—	9
Revenues from contracts with customers	$81	$112	$196	$23	$412

Contract receivables and liabilities
The following table provides information about receivables and contract assets (liabilities) from contracts with customers.

(In millions)	March 31, 2019	January 1, 2019
Receivables from contracts with customers, included in receivables, less reserves	$751	$714
Contract asset (liability)	$—	$(1)

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
Changes in the contract asset (liability) balance during the period are as follows.

Three Months Ended
(In millions)	March 31, 2019
Contract asset (liability) balance as of January 1, 2019	$(1)
Revenue recognized as performance obligations are satisfied	24
Amounts invoiced to customers	(23)
Contract asset (liability) balance as of March 31, 2019	$—

6.	Segment Information
We have two reportable operating segments. Both of these segments are organized and managed based upon geographic location and the nature of the products and services offered.

•	United States ("U.S.") – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States

•
International ("Int’l") – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States and produces and markets products manufactured from natural gas, such as LNG and methanol, in Equatorial Guinea (“E.G.”)

Information regarding assets by segment is not presented because it is not reviewed by the chief operating decision maker (“CODM”).  Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, proved property impairments, change in tax associated with a tax legislation change, unrealized gains or losses on commodity derivative instruments, pension settlement losses or other items (as determined by the CODM) are not allocated to operating segments.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2019
			Not Allocated
(In millions)	U.S.	Int'l	to Segments		Total
Revenues from contracts with customers	$1,062	$138	$—		$1,200
Net gain (loss) on commodity derivatives	22	—	(113)	(b)	(91)
Income from equity method investments	—	11	—		11
Net gain on disposal of assets	—	—	42	(c)	42
Other income	1	3	31	(d)	35
Less costs and expenses:
Production	139	50	(2)		187
Shipping, handling and other operating	140	13	1		154
Exploration	59	—	—		59
Depreciation, depletion and amortization	514	34	6		554
Impairments	—	—	6	(e)	6
Taxes other than income	74	—	(2)		72
General and administrative	29	7	58		94
Net interest and other	—	—	49		49
Other net periodic benefit costs	—	(2)	(3)		(5)
Income tax benefit	(2)	(11)	(134)	(f)	(147)
Segment income	$132	$61	$(19)		$174
Capital expenditures(a)	$606	$5	$3		$614

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 13).

(c)	Primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico), which closed during the first quarter of 2019.

(d)	Primarily related to the indemnification of certain tax liabilities in connection with the 2010-2011 Federal Tax Audit with the IRS (See Note 7).

(e)	Due to the anticipated sale of our non-operated interest in the Atrush block in Kurdistan (See Note 10).

(f)	Primarily relates to the settlement of the 2010-2011 Federal Tax Audit with the IRS (See Note 7).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2018
			Not Allocated
(In millions)	U.S.	Int'l	to Segments		Total
Revenue from contracts with customers	$1,125	$412	$—		$1,537
Net loss on commodity derivatives	(59)	—	(43)	(b)	(102)
Income from equity method investments	—	37	—		37
Net gain on disposal of assets	—	—	257	(c)	257
Other income	3	1	—		4
Less costs and expenses:
Production	151	67	(1)		217
Shipping, handling and other operating	111	19	—		130
Exploration	51	1	—		52
Depreciation, depletion and amortization	528	54	8		590
Impairments	—	—	8		8
Taxes other than income	64	—	—		64
General and administrative	36	9	55		100
Net interest and other	—	—	45		45
Other net periodic benefit costs	—	(2)	5	(d)	3
Income tax provision (benefit)	3	170	(5)		168
Segment income	$125	$132	$99		$356
Capital expenditures(a)	$611	$6	$5		$622

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 13).

(c)	Primarily related to the gain on the sale of our Libya subsidiary (See Note 4).

(d)	Includes pension settlement loss of $4 million (See Note 18).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

7.    Income Taxes
Effective Tax Rate
The effective income tax rate is influenced by a variety of factors including the geographic and functional sources of income and the relative magnitude of these sources of income. The difference between the total provision and the sum of the amounts allocated to segments is reported in the “Not Allocated to Segments” column of the tables in Note 6.
For the three months ended March 31, 2019 and 2018, our effective income tax rates were as follows:

	Three Months Ended March 31,
	2019	2018
Effective income tax expense (benefit) rate(a)	(544)%	32%

(a)	In all periods presented, we maintained our valuation allowance on our net federal deferred tax assets in the U.S.
The following items caused the effective income tax rates to be different from our U.S. statutory tax rate of 21% for 2019 and 2018:

•
During the three months ended March 31, 2019, we settled the 2010-2011 U.S. Federal Tax Audit ("IRS Audit") resulting in a tax benefit of $126 million. Additionally, we recorded a non-cash deferred tax benefit of $18 million in the U.K. related to an internal restructuring. These two items are discrete to the first quarter of 2019. Excluding these discrete adjustments, the effective income tax rate for the quarter was a benefit of 8%.

•
During the three months ended March 31, 2018, we incurred tax expense in Libya of $162 million. Excluding Libya, the effective income tax rate for the three months ended March 31, 2018, was an expense of 2%.

As a result of the IRS Audit settlement, the uncertain tax positions previously established are now effectively settled. The release of the accrued uncertain tax positions resulted in a $126 million tax benefit, primarily related to the additional alternative minimum tax (“AMT”) credits, see Note 22 for further detail.

Pursuant to the Tax Sharing Agreement we entered into with Marathon Petroleum Corporation (“MPC”) in connection with the 2011 spin-off transaction, MPC agreed to indemnify us for certain liabilities. In addition to the benefit from the settlement of the IRS Audit in the first quarter of 2019, we recorded a current receivable and other income of $42 million for indemnity payments due from MPC for tax expense and interest we had previously recognized. The indemnity relates to tax and interest allocable to MPC as a result of the IRS Audit. During the second quarter of 2019, we paid the IRS, and were subsequently reimbursed by MPC which settled their indemnity obligation.

During the three months ended March 31, 2019, we withdrew our appeal related to the Brae area decommissioning costs in the U.K, thus the uncertain tax positions previously established are now considered effectively settled with no tax expense or benefit impact in the first quarter of 2019.

8.    Inventories
Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

	March 31,	December 31,
(In millions)	2019	2018
Crude oil and natural gas	$12	$11
Supplies and other items	71	85
Inventories	$83	$96

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

9.    Property, Plant and Equipment

	March 31,	December 31,
(In millions)	2019	2018
United States	$16,068	$16,011
International	566	710
Corporate	80	83
Net property, plant and equipment	$16,714	$16,804

We had no exploratory well costs capitalized greater than one year as of March 31, 2019 and December 31, 2018.
10.    Impairments
The following table summarizes impairment charges of proved properties. Additionally, it presents the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Three Months Ended March 31,
	2019		2018
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$37	$6	$50	$8

•
2019 – During the three months ended March 31, 2019, we recorded a property impairment charge of $6 million, as a result of the anticipated sale of our subsidiary, Marathon Oil KDV B.V., in our International segment to a fair value of $37 million. The related fair value was measured using the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification. See Note 4 for discussion of the divestiture in further detail.

•
2018 – During the three months ended March 31, 2018, we recorded a proved property impairment of $8 million, to a fair value of $50 million, as a result of anticipated sales proceeds in our non-operated Sarsang block in Kurdistan. The Sarsang block is included in our International segment. The fair value was measured using the market approach, based upon anticipated sales proceeds less costs to sell, which resulted in a Level 2 classification.

The following table summarizes impairment charges of unproved properties included as a component of exploration expense:

	Three Months Ended March 31,
(In millions)	2019	2018
Exploration Expenses
Unproved property impairments	$44	$40
Dry well costs	5	2
Geological and geophysical	6	6
Other	4	4
Total exploration expenses	$59	$52

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations for the three months ended were as follows:

	March 31,
(In millions)	2019	2018
Beginning balance	$1,145	$1,483
Incurred liabilities, including acquisitions	12	4
Settled liabilities, including dispositions	(109)	(8)
Accretion expense (included in depreciation, depletion and amortization)	13	18
Revisions of estimates	11	—
Held for sale	(862)	—
Ending balance	$210	$1,497

March 31, 2019

•	Settled liabilities is primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico), which closed during the first quarter of 2019.

•
Held for sale include the asset retirement obligations associated with the sale of our U.K. business, which was partially offset by settled liabilities for dispositions primarily related to the Droshky field in the first quarter of 2019. See Note 4 for discussion of the divestitures in further detail.

•	Ending balance includes $18 million classified as short-term at March 31, 2019.
March 31, 2018

•	Ending balance includes $52 million classified as short-term at March 31, 2018.

12. Leases
Supplemental balance sheet information related to leases was as follows:

(In millions)		March 31, 2019
Operating Leases:	Balance Sheet Location:
ROU asset	Other noncurrent assets	$247
Current portion of long-term lease liability	Other current liabilities	$92
Long-term lease liability	Deferred credits and other liabilities	$162

In determining our ROU assets and long-term lease liabilities, the new lease standard requires certain accounting policy decisions, while also providing a number of optional practical expedients for transition accounting. Our accounting policies and the practical expedients utilized are summarized below:

•	Implemented an accounting policy to not recognize any right-of-use assets and lease liabilities related to short-term leases on the balance sheet.

•	Implemented an accounting policy to not separate the lease and nonlease components for all asset classes, except for vessels.

•
Elected the package of practical expedients which allows us to not reassess our prior conclusions regarding the lease identification and lease classification for contracts that commenced or expired prior to the effective date.

•
Elected the practical expedient pertaining to land easements which allows us to continue accounting for existing agreements under the previous accounting policies as nonlease transactions. Any modifications of existing contracts or new agreements will be assessed under the new lease accounting guidance and may become leases in the future.

We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, aircraft, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and all of our existing leases are classified as either short-term or long-term operating leases.
The majority of the drilling rig agreements and all of fracturing equipment agreements are classified as short-term leases based on the noncancellable period for which we have the right to use the equipment and assessment of options present in each agreement. We also incur variable lease costs under these agreements primarily related to chemicals and sand used in fracturing operations or various additional on-demand equipment and labor. The lease costs associated with the drilling rigs and fracturing equipment are primarily capitalized as part of the well costs.
Our long-term leases are comprised of compressors, buildings, drilling rigs, aircraft, vessels, vehicles and miscellaneous field equipment. Our lease agreements may require both fixed and variable payments; none of the variable payments are rate or index-based, therefore only fixed payments were considered for recognizing lease liabilities and ROU assets related to long-term leases. Also, based on our election not to separate the lease and nonlease components, fixed payments related to equipment, crew and other nonlease components are included in the initial measurement of lease liabilities and ROU assets for all asset classes, except for vessels. For vessels, the contractual consideration was allocated between lease and nonlease components based on estimates provided by service providers.
Our leased assets may be used in joint oil and gas operations with other working interest owners. We recognize lease liabilities and ROU assets only when we are the signatory to a contract as an operator of joint properties. Such lease liabilities and ROU assets are determined based on gross contractual obligations. As we use the leased assets for joint operations, we have the contractual right to recover the other working interest owners’ share of lease costs. As a result, our lease costs are presented on a net basis, reduced for any costs recoverable from other working interest owners. The table below presents our net lease costs as of March 31, 2019 with the majority of operating lease costs expensed as incurred, while the majority of the short-term and variable term lease costs are capitalized into property, plant and equipment.

(In millions)	Three Months Ended March 31, 2019
Lease costs:
Operating lease costs(a)	$21
Short-term lease costs(b)	81
Variable lease costs(c)	60
Total lease costs	$162

Other information:
ROU assets obtained in exchange for new operating lease liabilities(d)	$268

(a)	Represents our net share of the ROU asset amortization and the interest expense.

(b)	Represents our net share of lease costs arising from leases of less than 1 year but longer than one month that were not included in the lease liability.

(c)	Represents our net share of variable lease payments that were not included in the lease liability.

(d)
Represents the cumulative value of ROU assets recognized at lease inception during the quarter.  This amount is then amortized as we utilize the ROU asset, the net effect of which is the ending ROU asset of $247 million (first table above).

We use our periodic internal borrowing rate to discount future contractual payments to their present values. The weighted average lease term and the discount rate relevant to long-term leases were three years and 4% as of March 31, 2019. The remaining annual undiscounted cash flows associated with long-term leases and the reconciliation of these cash flows to the lease liabilities recognized on the consolidated balance sheet is summarized below.

(In millions)	Operating Lease Obligations
2019	$80
2020	94
2021	57
2022	34
2023	4
Thereafter	1
Total undiscounted lease payments	$270
Less: Amount representing interest	16
Total operating lease liabilities	$254
Current portion of long-term lease liability as of March 31, 2019	$92
Long-term lease liability as of March 31, 2019	$162

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Our wholly-owned subsidiary, Marathon E.G. Production Limited, is a lessor for residential housing in Equatorial Guinea, which is occupied by EGHoldings, a related party equity method investee – see Note 21.  The lease was classified as an operating lease and expires in 2024, with a lessee option to extend through 2034.  Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year.  Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below.

(In millions)	Operating Lease Future Cash Receipts
2019	$5
2020	6
2021	6
2022	6
2023	6
Thereafter	66
Total undiscounted cash flows	$95

In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The new Houston office location is expected to be completed in 2021.  The lessor and other participants are providing financing for up to $380 million, to fund the estimated project costs. As of March 31, 2019, project costs incurred totaled $47 million, primarily for land acquisition and initial design costs.  The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party.  The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
13.  Derivatives
For further information regarding the fair value measurement of derivative instruments see Note 14. All of our commodity derivatives are subject to enforceable master netting arrangements or similar agreements under which we report net amounts. The following tables present the gross fair values of derivative instruments and the reported net amounts along with where they appear on the consolidated balance sheets.

	March 31, 2019
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$18	$—	$18	Other current assets
Commodity	1	—	1	Other noncurrent assets
Commodity	—	1	(1)	Other current liabilities
Commodity	—	4	(4)	Deferred credits and other liabilities
Total Not Designated as Hedges	$19	$5	$14

	December 31, 2018
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$131	$—	$131	Other current assets
Commodity	—	4	(4)	Deferred credits and other liabilities
Total Not Designated as Hedges	$131	$4	$127

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Commodity Derivatives
We have entered into multiple crude oil derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted United States sales through 2021. These derivatives consist of three-way collars, basis swaps and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. These commodity derivatives were not designated as hedges. The following table sets forth outstanding derivative contracts as of March 31, 2019, and the weighted average prices for those contracts:

	2019			2020	2021
Crude Oil	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter
NYMEX WTI Three-Way Collars (a)
Volume (Bbls/day)	70,000	50,000	50,000	—	—
Weighted average price per Bbl:
Ceiling	$71.21	$75.88	$75.88	—	—
Floor	$55.86	$57.80	$57.80	—	—
Sold put	$48.71	$50.80	$50.80	—	—
Basis Swaps - Argus WTI Midland (b)
Volume (Bbls/day)	10,000	15,000	15,000	15,000	—
Weighted average price per Bbl	$(0.82)	$(1.40)	$(1.40)	$(0.94)	—
Basis Swaps - Net Energy Clearbrook (c)
Volume (Bbls/day)	1,000	1,000	1,000	—	—
Weighted average price per Bbl	$(3.50)	$(3.50)	$(3.50)	—	—
Basis Swaps - NYMEX WTI / ICE Brent (d)
Volume (Bbls/day)	5,000	5,000	5,000	5,000	3,278
Weighted average price per Bbl	$(7.24)	$(7.24)	$(7.24)	$(7.24)	$(7.24)
NYMEX Roll Basis Swaps
Volume (Bbls/day)	60,000	60,000	60,000	—	—
Weighted average price per Bbl	$0.38	$0.38	$0.38	—	—

(a)
Between April 1, 2019 and April 29, 2019, we entered into 20,000 Bbls/day and 20,000 Bbls/day of three-way collars for July - December 2019 and January - June 2020, with a ceiling of $70.00, a sold put of $47.00, and a floor of $55.00. We also entered into 10,000 Bbls/day of three-way collars for July - December 2019 with a ceiling of $74.09, a sold put of $48.00, and a floor of $55.00.

(b)	The basis differential price is indexed against Argus WTI Midland.

(c)	The basis differential price is indexed against Net Energy Canada Bakken SW at Clearbrook ("UHC").

(d)	The basis differential price is indexed against International Commodity Exchange ("ICE") Brent and NYMEX WTI.

The mark-to-market impact and settlement of these commodity derivative instruments appears in net gain (loss) on commodity derivatives in our consolidated statements of income. The mark-to-market impact for the three months ended March 31, 2019 was a loss of $113 million compared to a loss of $43 million for the same period in 2018. Net settlements of commodity derivative instruments for the three months ended March 31, 2019 was a gain of $22 million compared to a loss of $59 million for the same period in 2018.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

14.    Fair Value Measurements
 Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by hierarchy level.

	March 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$16	$—	$16
Derivative instruments, assets	$—	$16	$—	$16
Derivative instruments, liabilities
Commodity(a)	$(2)	$—	$—	$(2)
Derivative instruments, liabilities	$(2)	$—	$—	$(2)

(a)	Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 13.

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$21	$106	$—	$127
Derivative instruments, assets	$21	$106	$—	$127
Derivative instruments, liabilities
Derivative instruments, liabilities	$—	$—	$—	$—

(a)	Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 13.
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
Fair Values – Nonrecurring
See Note 4 and Note 10 for detail on our fair values for nonrecurring items, such as impairments.
Fair Values – Financial Instruments
Our current assets and liabilities include financial instruments, the most significant of which are receivables, the current portion of our long-term debt and payables. We believe the carrying values of our receivables and payables approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our credit rating and (3) our historical incurrence of and expected future insignificant bad debt expense, which includes an evaluation of counterparty credit risk.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$4	$3	$3	$3
Other noncurrent assets	25	32	76	81
Total financial assets	$29	$35	$79	$84
Financial liabilities
Other current liabilities	$42	$58	$37	$58
Long-term debt, including current portion(a)	5,875	5,528	5,469	5,528
Deferred credits and other liabilities	86	111	93	88
Total financial liabilities	$6,003	$5,697	$5,599	$5,674

(a)	Excludes capital leases and debt issuance costs.
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
15.    Debt
Revolving Credit Facility
As of March 31, 2019, we had no borrowings against our $3.4 billion revolving credit facility (the “Credit Facility”), as described below.
The Credit Facility includes a covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of each fiscal quarter. If an event of default occurs, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of March 31, 2019, we were in compliance with this covenant with a debt-to-capitalization ratio of 31%.
Long-term debt
As of March 31, 2019, we had $5.5 billion in long-term debt outstanding, with our next debt maturity in the amount of $600 million due in June 2020.
16.    Stockholders' Equity
In the first quarter of 2019, we acquired approximately 1 million common shares at a cost of $14 million which were held as treasury stock. Including these repurchases, the total remaining in our share repurchase authorization was $786 million at March 31, 2019. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

17.    Incentive Based Compensation
 Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first three months of 2019:

	Stock Options			Restricted Stock Awards & Units
	Number of Shares		Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	6,180,007		$24.39	8,504,946	$14.04
Granted	648,526	(a)	$16.79	3,824,208	$16.98
Exercised/Vested	(10,470)		$14.92	(3,519,699)	$12.37
Canceled	(151,412)		$27.15	(157,302)	$14.58
Outstanding at March 31, 2019	6,666,651		$23.60	8,652,153	$16.01
(a)    The weighted average grant date fair value of stock option awards granted was $6.62 per share.
Stock-based performance unit awards
During the first three months of 2019, we granted 656,636 stock-based performance units to certain officers to be settled in shares. The grant date fair value per unit was $20.66, as calculated using a Monte Carlo valuation model. At the grant date, each unit represents the value of one share of our common stock. These units are settled in shares, and the number of shares of our common stock to be paid is based on the vesting percentage, which can be from zero to 200% based on performance achieved and as determined by the Compensation Committee of the Board of Directors. The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group of peer companies determined by the Compensation Committee of our Board of Directors. Dividend equivalents may accrue during the performance period and would be paid in cash at the end of the performance period based on the amount of dividends credited generally over the performance period on shares of our common stock that represent the number of the units granted multiplied by the vesting percentage.
18.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(In millions)	2019	2018	2019	2018
Service cost	$4	$4	$—	$1
Interest cost	7	7	1	2
Expected return on plan assets	(8)	(9)	—	—
Amortization:
– prior service credit	(2)	(2)	(4)	(2)
– actuarial loss	2	3	—	—
Net settlement loss(a)	—	4	—	—
Net periodic benefit cost(b)	$3	$7	$(3)	$1

(a)	Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.

(b)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

During the first three months of 2019, we made contributions of $18 million to our funded pension plans and we expect to make additional contributions up to an estimated $32 million over the remainder of 2019.  During the first three months of 2019, we made payments of $2 million and $5 million related to unfunded pension plans and other postretirement benefit plans. The U.K. pension plan is classified as held for sale in the consolidated balance sheet as of March 31, 2019. See Note 4 for further information on this disposition.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

19.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2019	2018	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$6	$4	Other net periodic benefit costs
Amortization of actuarial loss	(2)	(3)	Other net periodic benefit costs
Net settlement loss	—	(4)	Other net periodic benefit costs
	4	(3)	Income (loss) before income taxes
	—	—	(Provision) benefit for income taxes(a)
Total reclassifications to expense, net of tax	$4	$(3)	Net income (loss)

(a)	During 2019 and 2018 we had a full valuation allowance on net federal deferred tax assets and as such, there is no tax impact to our postretirement and postemployment plans.
20.    Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2019	2018
Included in operating activities:
Interest paid, net of amounts capitalized	$52	$52
Income taxes paid to taxing authorities	29	231
Noncash investing activities:
Increase in asset retirement costs	$23	$4
Asset retirement obligations assumed by buyer(a)	98	1

(a)	In the first quarter of 2019, we closed on the sale of our working interest in the Droshky field (Gulf of Mexico), including our $98 million asset retirement obligation.
Other noncash investing activities include accrued capital expenditures for the three months ended March 31, 2019 and 2018 of $250 million and $279 million.
21.    Equity Method Investments
During the periods ended March 31, 2019 and December 31, 2018 our equity method investees were considered related parties and included:

•	EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.

•	AMPCO, in which we have a 45% interest. AMPCO is engaged in methanol production activity.
Our equity method investments are summarized in the following table:

	Ownership as of	March 31,	December 31,
(In millions)	March 31, 2019	2019	2018
EGHoldings	60%	$368	$402
Alba Plant LLC	52%	169	167
AMPCO	45%	182	176
Total		$719	$745

Summarized financial information for equity method investees is as follows:

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Income data:
Revenues and other income	$220	$198
Income from operations	49	97
Net income	32	79

22.    Commitments and Contingencies
In the fourth quarter of 2017, the U.K. tax authorities challenged the deductibility for certain Brae area decommissioning costs, which we claimed for U.K. corporation tax purposes.  The dispute related to the timing of the deduction and did not dispute the general deductibility of decommissioning costs. In accordance with U.K. regulations, we paid the amount of tax and interest in question, approximately $108 million, prior to our appeal.  In the first quarter of 2019, we withdrew our appeal on this matter, and the corresponding revisions to current and deferred tax liabilities have no cumulative adverse earnings impact on our consolidated results of operations.
We are continuously undergoing examination of our U.S. federal income tax returns by the IRS. With the closure of the 2010-2011 IRS Audit referenced in Note 7, these audits have been completed through the 2014 tax year with the exception of the partnership item discussed below. During the third quarter of 2017, we received a partnership adjustment notification related to the 2010 and 2011 tax years, for which we have filed a Tax Court Petition in the fourth quarter of 2017.  We believe that it is more likely than not that we will prevail.
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
23.    Subsequent Event
On April 1, 2019, we signed a definitive agreement to process third-party Alen Unit gas through existing infrastructure located in Punta Europa, E.G. First gas sales from the Alen Unit is expected in 2021, and will utilize available processing capacity not required by the Alba Field. We are the operator and majority shareholder of the integrated gas business at Punta Europa and will maintain market exposure through a combination of both profit sharing and tolling.

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
Executive Overview
We are an independent exploration and production company based in Houston, Texas focused on U.S. resource plays with operations in the United States, Europe and Africa. Total proved reserves were 1.3 billion boe at December 31, 2018, and total assets were $21.4 billion at March 31, 2019. During the first quarter 2019, we continued our outstanding operational execution across our multi-basin U.S. portfolio, maintained a strong balance sheet and delivered solid financial results.
Key highlights for the quarter include the following:
Simplifying and concentrating our portfolio

•
In the first quarter of 2019, we entered into an agreement to sell our business in the U.K., for proceeds of approximately $140 million, which reflects the assumption by the buyer of the cash equivalent and working capital balances, which was approximately $350 million at December 31, 2018. Though there are certain contractual requirements that must be satisfied, the transaction is expected to close in the second half of 2019, with an effective date of January 1, 2019.

•	In February 2019, we closed the sale of our working interest in the Droshky field (Gulf of Mexico) for a pre-tax gain of $42 million, further concentrating and simplifying our portfolio.
Strengthened balance sheet and liquidity

•	Returned additional capital to shareholders by acquiring approximately 1 million common shares at a cost of $14 million, with $786 million of repurchase authorization remaining.

•
At the end of the first quarter 2019, we had approximately $4.4 billion of liquidity, comprised of $1.0 billion in cash and an undrawn $3.4 billion revolving credit facility. The company is rated investment grade at all three major credit ratings agencies following a recent upgrade by Moody’s Investor Services, Inc.

•	Reduced estimated costs of our asset retirement obligations by approximately $100 million in connection with the disposition of our working interest of the Droshky field in the Gulf of Mexico.
Financial and operational results

•	Total net sales volumes for the quarter were 385 mboed, including 297 mboed in the U.S. resource plays. Our U.S. resource plays net sales volumes increased 7% compared to the same quarter last year.

•	Wells to sales for the quarter increased 45% in the U.S. resource plays compared to the same quarter last year.

•	Our net income per share was $0.21 in the first quarter of 2019 as compared to a net income per share of $0.42 in the same period last year. Included in net income results for the current quarter:

◦
A decrease in revenues from contracts with customers of approximately 22% to $1.2 billion, compared to the same quarter last year, primarily as a result of the sale of our Libya subsidiary in the prior year and lower price realizations and net sales volumes in the current quarter. See Note 4 for further detail on the Libya disposition.

◦
Total costs and expenses from operations decreased $35 million during the quarter compared to the same quarter last year primarily as a result of lower production expenses and the sale of our Libya subsidiary. See Note 4 for further detail on the Libya disposition.

Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

	Three Months Ended March 31,
Net Sales Volumes	2019	2018	Increase (Decrease)
United States (mboed)	297	284	5%
International (mboed)(a)	88	147	(40)%
Total (mboed)	385	431	(11)%

(a)
In the first quarter of 2019, we announced the sale of our U.K. business, which is expected to close in the second half of 2019 subject to certain contractual requirements that must be satisfied. The three months ended March 31, 2019 and 2018 includes net sales volumes related to the U.K. of 11 mboed and 17 mboed. We closed on the sale of our Libya subsidiary in the first quarter of 2018. The three months ended March 31, 2018 includes net sales volumes relating to Libya of 32 mboed. See Note 4 to the consolidated financial statements for further information.

United States
Net sales volumes in the segment were higher in the first quarter of 2019 primarily as a result of new wells to sales across all U.S. resource plays. The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2019	2018	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	105	104	1%
Bakken	92	74	24%
Oklahoma	63	74	(15)%
Northern Delaware	26	16	63%
Other United States	11	16	(31)%
Total United States (mboed)	297	284	5%

	Three Months Ended March 31, 2019
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	58%	86%	25%	57%	60%
Natural gas liquids	22%	8%	29%	22%	18%
Natural gas	20%	6%	46%	21%	22%

	Three Months Ended March 31,
Drilling Activity - U.S. Resource Plays	2019	2018
Gross Operated
Eagle Ford:
Wells drilled to total depth	30	34
Wells brought to sales	41	34
Bakken:
Wells drilled to total depth	12	19
Wells brought to sales	29	11
Oklahoma:
Wells drilled to total depth	20	13
Wells brought to sales	18	17
Northern Delaware:
Wells drilled to total depth	13	20
Wells brought to sales	15	9

•
Eagle Ford – Our net sales volumes were 105 mboed in the first quarter of 2019 which was 1% higher compared to the prior year quarter. We brought 41 gross company-operated wells sales in the quarter. We continue to concentrate in the condensate window as we focus on capital efficient development by maximizing our available surface facility capacity.

•
Bakken – Our net sales volumes of 92 mboed represent a 24% increase over the prior year quarter of 74 mboed. We brought 29 gross company-operated wells to sales in the first quarter 2019. We continue to enhance our Williston Basin footprint and during the second quarter of 2019, executed a small bolt-on acquisition that added more than 50 company-operated locations to our inventory.

•
Oklahoma – Our net sales volumes in the first quarter of 2019 decreased by 15% from the prior year quarter, with net sales volumes of 63 mboed. We brought 18 gross company-operated wells to sales in the quarter, with 16 of these wells brought to sales during March. Additionally, development continues in the over-pressured STACK Meramac with various spacing designs.

•
Northern Delaware – Our net sales volumes were 26 mboed in the first quarter of 2019 which was 63% higher compared to the prior year quarter, while bringing 15 gross company-operated wells to sales. Our first quarter 2019 wells to sales include a mix of early development and delineation drilling across both the Malaga and Red Hills area.

International
Net sales volumes were lower in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the sale of our subsidiary in Libya, the planned triennial turnaround in E.G. and timing of liftings in the U.K. The following table provides details regarding net sales volumes for our significant operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2019	2018	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	75	93	(19)%
United Kingdom(a)	11	17	(35)%
Libya	—	32	(100)%
Other International	2	5	(60)%
Total International (mboed)	88	147	(40)%
Equity Method Investees
LNG (mtd)	4,636	5,541	(16)%
Methanol (mtd)	1,003	1,195	(16)%
Condensate and LPG (boed)	9,890	12,416	(20)%

(a)	Includes natural gas acquired for injection and subsequent resale.

•	Equatorial Guinea – Net sales volumes in the first quarter 2019 were lower compared to the same period in 2018 as a result of a planned triennial turnaround in E.G.

•
United Kingdom – First quarter 2019 net sales volumes were lower compared to the first quarter of 2018 primarily due to timing of liftings and operational issues in the non-operated Foinaven complex. In the first quarter of 2019, we entered into an agreement to sell our U.K. business. See Note 4 to the consolidated financial statements for further information.

•	Libya – During the first quarter of 2018 we closed on the sale of our subsidiary in Libya. See Note 4 to the consolidated financial statements for further information.

Market Conditions
Crude oil and condensate and NGLs benchmarks decreased in the first quarter of 2019 as compared to the same period in 2018. As a result, we experienced decreased price realizations associated with those benchmarks.
United States
     The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the first quarter of 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$54.05	$62.22	(13)%
Natural gas liquids (per bbl)	15.66	22.95	(32)%
Natural gas (per mcf)(c)	2.93	2.59	13%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$54.90	$62.89	(13)%
Magellan East Houston ("MEH") crude oil average of daily prices (per bbl)(d)	60.42
LLS crude oil average of daily prices (per bbl)(d)		65.83
Mont Belvieu NGLs (per bbl)(d)	23.24	26.26	(12)%
Henry Hub natural gas settlement date average (per mmbtu)	3.15	3.00	5%

(a)	Excludes gains or losses on commodity derivative instruments.

(b)	Inclusion of realized gains (losses) on crude oil derivative instruments would have impacted average price realizations by $1.10 per bbl and $(4.33) per bbl for the first quarter 2019 and 2018.

(c)	Inclusion of realized gains (losses) on natural gas derivative instruments would have a minimal impact on average price realizations for the periods presented.

(d)	Benchmark change due to industry shift to MEH in the first quarter 2019.

(e)	Bloomberg Finance LLP: Y-grade Mix NGL of 50% ethane, 25% propane, 10% butane, 5% isobutane and 10% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
Natural gas liquids – The majority of our sales volumes are sold at reference to Mont Belvieu prices.
Natural gas – A significant portion of our volumes are sold at bid-week prices, or first-of-month indices relative to our specific producing areas.
International
The following table presents our average price realizations and the related benchmark for crude oil for the first quarter of 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$53.93	$66.23	(19)%
Natural gas liquids (per bbl)	1.96	1.83	7%
Natural gas (per mcf)	0.48	0.65	(26)%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$63.17	$66.81	(5)%

(a)	Average of monthly prices obtained from the United States Energy Information Agency website.

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
Natural gas – Dry natural gas is sold to EGHoldings and AMPCO at fixed-price long term contracts resulting in realized prices not fully tracking market price. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO that market LNG and methanol at market prices.
Results of Operations
Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended March 31,
(In millions)	2019	2018
Revenues from contracts with customers
United States	$1,062	$1,125
International	138	412
Segment revenues from contracts with customers	$1,200	$1,537

Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended March 31, 2018	Price Realizations	Net Sales Volumes	Three Months Ended March 31, 2019
United States Price/Volume Analysis
Crude oil and condensate	$919	$(130)	$70	$859
Natural gas liquids	103	(36)	10	77
Natural gas	98	12	(7)	103
Other sales	5			23
Total	$1,125			$1,062
International Price/Volume Analysis
Crude oil and condensate	$376	$(26)	$(237)	$113
Natural gas liquids	1	—	1	2
Natural gas	26	(5)	(6)	15
Other sales	9			8
Total	$412			$138
Net loss on commodity derivatives increased $11 million in the first three months of 2019 compared to the same period in 2018. In 2019, we have multiple crude oil derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 13 to the consolidated financial statements for further information.
Income from equity method investments decreased $26 million for the first three months of 2019 from the comparable 2018 period primarily due to lower prices and lower sales volumes of LPG at our Alba plant and methanol at our AMPCO facility primarily driven by our planned turnaround in E.G. during the first quarter 2019.

Net gain on disposal of assets decreased $215 million for the first three months of 2019 primarily as a result of the sale of our Libya subsidiary for a pre-tax gain of $255 million in the first quarter of 2018, partially offset by the sale of our working interest in the Droshky field in the first quarter of 2019. See Note 4 to the consolidated financial statements for information about dispositions.
Other income increased $31 million in the first three months of 2019 primarily as a result of indemnification of certain tax liabilities in connection with the closure of the 2010-2011 Federal Tax Audit with the IRS. The indemnity relates to tax and interest allocable to MPC as a result of the IRS audit in accordance with the Tax Sharing Agreement. See Note 7 for further detail.
Production expenses for the first three months of 2019 decreased by $30 million compared to the same period in 2018. International decreased $17 million primarily due to the sale of our Libya subsidiary in the first quarter of 2018. United States decreased $12 million primarily due to non-core asset dispositions in the Gulf of Mexico during the third quarter 2018 and first quarter 2019.
The first quarter 2019 production expense rate (expense per boe) for our International segment increased due to the aforementioned E.G. turnaround which reduced net sales volumes coupled with the impact related to the sale of our Libya subsidiary in the first quarter of 2018.
The following table provides production expense and production expense rates for each segment:

	Three Months Ended March 31,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Production Expense and Production Expense Rate	Expense			Rate
United States	$139	$151	(8)%	$5.21	$5.89	(12)%
International	$50	$67	(25)%	$6.22	$5.07	23%
Shipping, handling and other operating expenses increased $24 million in the first three months of 2019 from the comparable 2018 period, primarily due to an increase in our shipping and handling expenses as a result of increased sales volumes in our United States segment.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which increased $7 million in the first three months of 2019.
The following table summarizes the components of exploration expenses:

	Three Months Ended March 31,
(In millions)	2019	2018	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$44	$40	10%
Dry well costs	5	2	150%
Geological and geophysical	6	6	—%
Other	4	4	—%
Total exploration expenses	$59	$52	13%
Depreciation, depletion and amortization decreased $36 million in the first three months of 2019 from the comparable 2018 period primarily as a result of a decrease of $20 million in our International segment due to lower sales volumes and $14 million in the United States segment due to a lower DD&A rate. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense. Our United States DD&A rate decreased primarily due to non-core asset dispositions in the Gulf of Mexico in the third quarter 2018 and first quarter 2019.

The following table provides DD&A rates for each segment:

	Three Months Ended March 31,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
DD&A Expense and DD&A Expense Rate	Expense			Rate
United States	$514	528	(3)%	$19.27	$20.66	(7)%
International	$34	$54	(37)%	$4.22	$4.13	2%
Provision (benefit) for income taxes reflects an effective income tax rate of (544)% in the first three months of 2019, as compared to an effective tax rate of 32% from the comparable 2018 period. See Note 7 to the consolidated financial statements for more detail discussion concerning the components impacting the rate change.
Segment Income (Loss)
Segment income (loss) represents income (loss) excluding certain items not allocated to operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. Gains or losses on dispositions, certain impairments, unrealized gains or losses on commodity derivative instruments, pension settlement losses, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended March 31,
(In millions)	2019	2018	Increase (Decrease)
United States	$132	$125	6%
International	61	132	(54)%
Segment income	193	257	(25)%
Items not allocated to segments, net of income taxes	(19)	99	(119)%
Net income	$174	$356	(51)%
 United States segment income increased $7 million after-tax in the first three months of 2019 from the comparable 2018 period.
International segment income decreased $71 million after-tax in the first three months of 2019 from the comparable 2018 period primarily due to lower net sales volumes and price realizations partially offset by lower taxes primarily related to the sale of our Libya subsidiary in the first quarter 2018.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2018.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.

Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
(In millions)	2019	2018
Sources of cash and cash equivalents
Operating activities	$515	$649
Disposal of assets, net of cash transferred to the buyer	13	1,180
Additions to other assets	14	—
Other	25	12
Total sources of cash and cash equivalents	$567	$1,841
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(615)	$(662)
Additions to other assets	—	(72)
Acquisitions, net of cash acquired	—	(4)
Purchases of common stock	(30)	(9)
Dividends paid	(41)	(42)
Other	(1)	(2)
Total uses of cash and cash equivalents	$(687)	$(791)
Cash flows generated from operating activities in the first three months of 2019 were 21% lower as both commodity price realizations and net sales volumes decreased compared to the first three months of 2018. Consolidated average crude oil and condensate price realizations decreased by approximately 13% and net sales volumes decreased 11% during the first three months of 2019 as compared to the prior period.
Proceeds from the disposals of assets for the first three months of 2018 were primarily related to the final proceeds received from the sale of our Canadian business and sale of our non-operated interest in Libya. See Note 4 to the consolidated financial statements for further information concerning dispositions.
Additions to property, plant and equipment in the first three months of 2019 were consistent with expectations relative to our $2.6 billion Capital Budget, which includes approximately $2.4 billion of development capital and $200 million to fund resource play leasing and exploration ("REx"). The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Three Months Ended March 31,
(In millions)	2019	2018
United States	$606	$611
International	5	6
Corporate	3	5
Total capital expenditures	614	622
Change in capital expenditure accrual	1	40
Total use of cash and cash equivalents for property, plant and equipment	$615	$662
Additions to other assets relates to deposits on our REx program. During the first three months of 2019 our REx capital expenditures totaled $37 million, inclusive of costs included within property, plant and equipment, other assets and acquisitions.
The Board of Directors approved a $0.05 per share dividend for the fourth quarter of 2018, which was paid in the first quarter of 2019. See Capital Requirements below for additional information about the fourth quarter dividend.
In the first quarter of 2019, we acquired approximately 1 million common shares at a cost of $14 million which were held as treasury stock. See Note 16 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions, and our revolving Credit Facility. At March 31, 2019, we had approximately $4.4 billion of liquidity consisting of $1.0 billion in cash and cash equivalents and $3.4 billion available under our revolving Credit Facility. Our working capital requirements are supported by these sources and we may draw on our revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities, and other amounts that may ultimately be paid in connection with contingencies.
General economic conditions, commodity prices, and financial, business and other factors could affect our operations and our ability to access the capital markets. Our corporate credit ratings as of March 31, 2019,are: Standard & Poor's Ratings Services BBB- (positive); Fitch Ratings BBB (stable); and Moody's Investor Services, Inc. Ba1 (positive). On April 24, 2019, Moody’s Investor Services, Inc. upgraded our credit rating to Baa3 (stable). As a result of the recent upgrade to an investment grade credit rating, we have the ability to borrow on our U.S. commercial paper program which is backed by the revolving credit facility. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital, and could result in additional collateral requirements. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of how a further downgrade in our credit ratings could affect us.
Capital Resources
Credit Arrangements and Borrowings
At March 31, 2019, we had no borrowings against our revolving credit facility.
At March 31, 2019, we had $5.5 billion in long-term debt outstanding, with our next debt maturity in the amount of $600 million due in June 2020. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a "well-known seasoned issuer" for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Asset Disposal
In the first quarter of 2019, we entered into an agreement to sell our U.K. business. Subject to customary adjustments, the closing consideration payable to us will be approximately $140 million, which reflects the assumption by the buyer of the MOUK and MOWOS cash equivalent balance and working capital balance, which was approximately $350 million at December 31, 2018. Though there are certain contractual requirements that must be satisfied, the transaction is expected to close in the second half of 2019, with an effective date of January 1, 2019.
We entered into an agreement to sell our subsidiary, Marathon Oil KDV B.V., which holds our 15% non-operated interest in the Atrush block in Kurdistan for proceeds of $63 million, before closing adjustments. We expect this transaction to close in the second quarter of 2019. See Note 4 to the consolidated financial statements for further information concerning dispositions.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of the fiscal quarter. Our debt-to-capital ratio was 31% at March 31, 2019 and at December 31, 2018.
Capital Requirements
Other Expected Cash Outflows
On April 24, 2019, our Board of Directors approved a dividend of $0.05 per share for the first quarter of 2019 payable June 10, 2019 to stockholders of record at the close of business on May 15, 2019.
As of March 31, 2019, we plan to make contributions of up to $32 million to our funded pension plans during the remainder of 2019.

Contractual Cash Obligations
As of March 31, 2019, we have entered into various transportation and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities, which have varying terms extending as far as 2027. Future commitments remaining as of March 31, 2019 under the arrangements amount to $571 million, of which $17 million is expected to be incurred in the remainder of 2019, $54 million in 2020, $75 million in 2021, $76 million in 2022, $78 million in 2023, and $271 million thereafter.

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
There have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2018 Annual Report on Form 10-K. See Note 22 to the consolidated financial statements for a description of other contingencies.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, reserve estimates, asset quality, production guidance, drilling plans, capital plans, cost and expense estimates, asset acquisitions and dispositions, future financial position and other plans and objectives for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend," “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:

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

•	risks related to our hedging activities;

•	liability resulting from litigation;

•	capital available for exploration and development;

•	the inability of any party to satisfy closing conditions or delays in execution with respect to our asset acquisitions and dispositions, including the sale of our U.K. business;

•	drilling and operating risks;

•	lack of, or disruption in, access to pipelines or other transportation methods;

•	well production timing;

•	availability of drilling rigs, materials and labor, including the costs associated therewith;

•	difficulty in obtaining necessary approvals and permits;

•	non-performance by third parties of contractual obligations;

•	unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto;

•	cyber-attacks;

•	changes in safety, health, environmental, tax and other regulations;

•	other geological, operating and economic considerations; and

•	the risk factors, forward-looking statements and challenges and uncertainties described in our 2018 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
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
Commodity Price Risk
As of March 31, 2019, we had various open commodity derivatives related to crude oil with a net asset position of $14 million. Based on the March 31, 2019 published index prices, a hypothetical 10% change (per bbl for crude oil) increases (decreases) the fair values of our net commodity derivative open positions as follows:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Crude oil derivatives	$(30)	$30

Interest Rate Risk
At March 31, 2019 our portfolio of long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.5 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019.
During the first three months of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no significant changes to Item 3. Legal Proceedings in our 2018 Annual Report on Form 10-K. See Note 22 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business.  There have been no material changes to the risk factors under Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended March 31, 2019 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
01/01/2019 – 01/31/2019	6,153	$14.72	—	$800,286,037
02/01/2019 – 02/28/2019	152,607	$16.66	—	$800,286,037
03/01/2019 – 03/31/2019	1,575,353	$17.06	836,025	$786,036,185
Total	1,734,113	$17.02	836,025

(a)	898,088 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.

(b)
In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, and by $1.2 billion in December 2013, for a total authorized amount of $6.2 billion.

As of December 31, 2018, we have repurchased 157 million common shares at a cost of approximately $5.4 billion, excluding transaction fees and commissions. In the first quarter of 2019, we repurchased approximately 1 million common shares at a cost of approximately $14 million, excluding transaction fees and commissions. The remaining share repurchase authorization as of March 31, 2019, is approximately $786 million. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of March 31, 2019 were held as treasury stock.

Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2019		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
Gary E. Wilson
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)

Exhibit Index

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request.	10-K	4.2	2/28/2014
10.1*	2019 Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers
10.2*	2019 Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers
10.3*	2019 Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Section 16 Officers
10.4*	2019 Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Performance Unit Award Agreement for Section 16 Officers
10.5*	Summary Director Compensation Arrangement, effective 2019
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.