Form 10-Q
period 2019-06-30
MARATHON OIL CORP
filed 2019-08-08
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-1513
Marathon Oil Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5555 San Felipe Street, Houston, Texas
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

There were 804,042,151 shares of Marathon Oil Corporation common stock outstanding as of July 31, 2019.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues and other income:
Revenues from contracts with customers	$1,381	$1,447	$2,581	$2,984
Net gain (loss) on commodity derivatives	16	(152)	(75)	(254)
Income from equity method investments	31	60	42	97
Net gain (loss) on disposal of assets	(8)	50	34	307
Other income	13	12	48	16
Total revenues and other income	1,433	1,417	2,630	3,150
Costs and expenses:
Production	193	205	380	422
Shipping, handling and other operating	170	126	324	256
Exploration	26	65	85	117
Depreciation, depletion and amortization	605	612	1,159	1,202
Impairments	18	34	24	42
Taxes other than income	79	65	151	129
General and administrative	87	105	181	205
Total costs and expenses	1,178	1,212	2,304	2,373
Income from operations	255	205	326	777
Net interest and other	(64)	(65)	(113)	(110)
Other net periodic benefit costs	2	—	7	(3)
Income before income taxes	193	140	220	664
Provision (benefit) for income taxes	32	44	(115)	212
Net income	$161	$96	$335	$452
Net income per share:
Basic	$0.20	$0.11	$0.41	$0.53
Diluted	$0.20	$0.11	$0.41	$0.53
Weighted average common shares outstanding:
Basic	813	854	817	853
Diluted	814	855	817	854
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net income	$161	$96	$335	$452
Other comprehensive income (loss), net of tax
Postretirement and postemployment plans:
Change in actuarial loss in postretirement and postemployment plans	(9)	13	(13)	17
Postretirement and postemployment plans, net of tax	(9)	13	(13)	17
Other, net of tax	—	4	—	4
Other comprehensive income (loss)	(9)	17	(13)	21
Comprehensive income	$152	$113	$322	$473
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except par value and share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$961	$1,462
Receivables, less reserve of $12 and $11	1,144	1,079
Inventories	72	96
Other current assets	101	257
Current assets held for sale	410	27
Total current assets	2,688	2,921
Equity method investments	684	745
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $17,260 and $21,830	16,730	16,804
Goodwill	95	97
Other noncurrent assets	420	723
Noncurrent assets held for sale	665	31
Total assets	$21,282	$21,321
Liabilities
Current liabilities:
Accounts payable	$1,401	$1,320
Payroll and benefits payable	88	154
Accrued taxes	77	181
Other current liabilities	216	170
Long-term debt due within one year	600	—
Current liabilities held for sale	89	7
Total current liabilities	2,471	1,832
Long-term debt	4,902	5,499
Deferred tax liabilities	184	199
Defined benefit postretirement plan obligations	179	195
Asset retirement obligations	189	1,081
Deferred credits and other liabilities	292	279
Noncurrent liabilities held for sale	964	108
Total liabilities	9,181	9,193
Commitments and contingencies
Stockholders’ Equity
Preferred stock - no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at June 30, 2019 and December 31, 2018)	937	937
Held in treasury, at cost – 133 million shares and 118 million shares	(3,984)	(3,816)
Additional paid-in capital	7,170	7,238
Retained earnings	7,928	7,706
Accumulated other comprehensive income	50	63
Total stockholders’ equity	12,101	12,128
Total liabilities and stockholders’ equity	$21,282	$21,321
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2019	2018
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$335	$452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,159	1,202
Impairments	24	42
Exploratory dry well costs and unproved property impairments	69	93
Net gain on disposal of assets	(34)	(307)
Deferred income taxes	(33)	(6)
Net loss on derivative instruments	75	254
Net settlements of derivative instruments	27	(166)
Pension and other post retirement benefits, net	(41)	(51)
Stock-based compensation	32	28
Equity method investments, net	12	27
Changes in:
Current receivables	(95)	(256)
Inventories	3	(17)
Current accounts payable and accrued liabilities	(158)	133
Other current assets and liabilities	119	(8)
All other operating, net	(182)	(4)
Net cash provided by operating activities	1,312	1,416
Investing activities:
Additions to property, plant and equipment	(1,262)	(1,300)
Additions to other assets	42	(129)
Acquisitions, net of cash acquired	—	(25)
Disposal of assets, net of cash transferred to the buyer	69	1,183
Equity method investments - return of capital	49	32
All other investing, net	(27)	7
Net cash used in investing activities	(1,129)	(232)
Financing activities:
Purchases of common stock	(266)	(11)
Dividends paid	(82)	(85)
All other financing, net	(2)	18
Net cash used in financing activities	(350)	(78)
Effect of exchange rate on cash and cash equivalents	1	(2)
Net increase (decrease) in cash and cash equivalents	(166)	1,104
Cash and cash equivalents at beginning of period	1,462	563
Cash and cash equivalents at end of period	$1,296	$1,667

Reconciliation of cash and cash equivalents
Cash and cash equivalents	$961	$1,667
Cash and cash equivalents included in current assets held for sale	335	—
Total cash and cash equivalents	$1,296	$1,667
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Six Months Ended June 30, 2018
December 31, 2017 Balance	$—	$937	$(3,325)	$7,379	$6,779	$(62)	11,708
Shares issued - stock-based compensation	—	—	158	(93)	—	—	65
Shares repurchased	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	—	(49)	—	—	(49)
Net income	—	—	—	—	356	—	356
Other comprehensive income (loss)	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.05)	—	—	—	—	(42)	—	(42)
March 31, 2018 Balance	$—	$937	$(3,175)	$7,237	$7,093	$(58)	$12,034
Shares issued - stock-based compensation	—	—	40	(15)	—	—	25
Shares repurchased	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	—	5	—	—	5
Net income	—	—	—	—	96	—	96
Other comprehensive income (loss)	—	—	—	—	—	17	17
Dividends paid (per share amount of $0.05)	—	—	—	—	(43)	—	(43)
June 30, 2018 Balance	$—	$937	$(3,137)	$7,227	$7,146	$(41)	$12,132

Six Months Ended June 30, 2019
December 31, 2018 Balance	$—	$937	$(3,816)	$7,238	$7,706	$63	12,128
Cumulative-effect adjustment (Note 2)	—	—	—	—	(31)	—	(31)
Shares issued - stock based compensation	—	—	101	(39)	—	—	62
Shares repurchased	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	(50)	—	—	(50)
Net income (loss)	—	—	—	—	174	—	174
Other comprehensive income (loss)	—	—	—	—	—	(4)	(4)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
March 31, 2019 Balance	$—	$937	$(3,745)	$7,149	$7,808	$59	$12,208
Shares issued - stock-based compensation	—	—	(3)	5	—	—	2
Shares repurchased	—	—	(236)	—	—	—	(236)
Stock-based compensation	—	—	—	16	—	—	16
Net income	—	—	—	—	161	—	161
Other comprehensive income (loss)	—	—	—	—	—	(9)	(9)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
June 30, 2019 Balance	$—	$937	$(3,984)	$7,170	$7,928	$50	$12,101
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K. The results of operations for the second quarter and first six months of 2019 are not necessarily indicative of the results to be expected for the full year.
As a result of the announcement to sell our U.K. business in the first quarter of 2019, we have reflected these assets and liabilities as held for sale at June 30, 2019 in the consolidated balance sheet and the consolidated statement of cash flows. The related disclosures in this report exclude these held for sale amounts, unless otherwise noted. This divestiture is discussed in further detail in Note 4.

Reclassifications
We have reclassified certain prior year amounts within operating cash flow to present it on a basis comparable with the current year’s presentation with no impact on net cash provided by operating activities.
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
Recently Adopted
Lease accounting standard
In February 2016, the FASB issued a new leasing accounting standard, which modified the definition of a lease and established comprehensive accounting and financial reporting requirements for leasing arrangements. It requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term of greater than 12 months on the balance sheet. On January 1, 2019, we adopted the new lease accounting standard using the modified retrospective method and applied to all leases that existed as of that date. It does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

•
Elected the practical expedient pertaining to land easements which allows us to continue accounting for existing agreements under the previous accounting policies as nonlease transactions. Any modifications of existing contracts or new agreements will be assessed under the new lease accounting guidance and may become leases in the future.

As a result of the adoption, we recorded a cumulative-effect adjustment to stockholders’ equity on the date of adoption of $31 million. We continue presenting all prior comparative periods without any restatements.
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
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 6 million of stock options for each of the three and six months ended June 30, 2019 and 6 million and 8 million of stock options for the three and six months ended June 30, 2018, respectively, that were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income	$161	$96	$335	$452

Weighted average common shares outstanding	813	854	817	853
Effect of dilutive securities	1	1	—	1
Weighted average common shares, diluted	814	855	817	854
Net income per share:
Basic	$0.20	$0.11	$0.41	$0.53
Diluted	$0.20	$0.11	$0.41	$0.53

Dividends per share	$0.05	$0.05	$0.10	$0.10

4.    Dispositions
United States Segment
In the second quarter of 2019, we entered into agreements to sell non-core, proved properties and classified these transactions as held for sale in the consolidated balance sheet at June 30, 2019, with total assets of $26 million and total liabilities of $7 million.
In the second quarter of 2018, we entered into separate agreements to sell non-core, non-operated conventional properties, primarily in the Gulf of Mexico. These transactions closed during the third quarter of 2018.
International Segment
In July 2019, we closed on the sale of our U.K. business (Marathon Oil U.K. LLC and Marathon Oil West of Shetlands Limited), which resulted in proceeds of approximately $95 million and reflects the assumption by RockRose Energy PLC (the buyer) of the U.K. business’ working capital and cash equivalent balances of approximately $345 million on December 31, 2018. The transaction has an effective date of January 1, 2019.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Our U.K. business was classified as held for sale in the consolidated balance sheets at June 30, 2019, with total assets of $1,049 million (including $125 million in cash restricted by escrow agreement terms with the balance transferring to buyer upon close) and total liabilities of $1,046 million, including asset retirement obligations of $966 million. For the second quarter of 2019 and 2018, we had approximately $22 million and $48 million, in income before income taxes relating to our U.K business. For the six months ended June 30, 2019 and 2018, we had approximately $37 million and $107 million, in income before income taxes relating to our U.K business.
In the second quarter of 2019, we closed on the sale of our 15% non-operated interest in the Atrush block in Kurdistan for proceeds of $63 million, before closing adjustments. This property was classified as held for sale in the consolidated balance sheet at December 31, 2018, with total assets of $58 million and total liabilities of $17 million.
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
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas.
United States

	Three Months Ended June 30, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$350	$453	$111	$77	$30	$1,021
Natural gas liquids	30	15	31	7	1	84
Natural gas	32	6	36	1	4	79
Other	1	—	—	—	15	16
Revenues from contracts with customers	$413	$474	$178	$85	$50	$1,200

	Three Months Ended June 30, 2018
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$394	$405	$111	$59	$44	$1,013
Natural gas liquids	45	17	45	6	2	115
Natural gas	33	8	38	2	5	86
Other	1	—	—	—	6	7
Revenues from contracts with customers	$473	$430	$194	$67	$57	$1,221

	Six Months Ended June 30, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$668	$825	$188	$141	$58	$1,880
Natural gas liquids	65	25	53	15	3	161
Natural gas	66	18	81	7	10	182
Other	3	—	—	—	36	39
Revenues from contracts with customers	$802	$868	$322	$163	$107	$2,262

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$760	$735	$226	$114	$97	$1,932
Natural gas liquids	87	32	82	12	5	218
Natural gas	66	18	81	7	12	184
Other	3	—	—	—	9	12
Revenues from contracts with customers	$916	$785	$389	$133	$123	$2,346
International

	Three Months Ended June 30, 2019
(In millions)	E.G.	U.K.	Other International	Total
Crude oil and condensate	$101	$51	$9	$161
Natural gas liquids	1	—	—	1
Natural gas	9	4	—	13
Other	—	6	—	6
Revenues from contracts with customers	$111	$61	$9	$181

	Three Months Ended June 30, 2018
(In millions)	E.G.	U.K.	Other International	Total
Crude oil and condensate	$100	$71	$22	$193
Natural gas liquids	1	3	—	4
Natural gas	10	12	—	22
Other	—	7	—	7
Revenues from contracts with customers	$111	$93	$22	$226

	Six Months Ended June 30, 2019
(In millions)	E.G.	U.K.	Other International	Total
Crude oil and condensate	$148	$107	$19	$274
Natural gas liquids	2	1	—	3
Natural gas	16	12	—	28
Other	—	14	—	14
Revenues from contracts with customers	$166	$134	$19	$319

	Six Months Ended June 30, 2018
(In millions)	E.G.	U.K.	Libya	Other International	Total
Crude oil and condensate	$171	$166	$187	$45	$569
Natural gas liquids	2	3	—	—	5
Natural gas	19	20	9	—	48
Other	—	16	—	—	16
Revenues from contracts with customers	$192	$205	$196	$45	$638

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Contract receivables and liabilities
The following table provides information about receivables and contract assets (liabilities) from contracts with customers.

(In millions)	June 30, 2019	January 1, 2019
Receivables from contracts with customers, included in receivables, less reserves	$797	$714
Contract asset (liability)	$21	$(1)

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
Changes in the contract asset (liability) balance during the period are as follows.

Six Months Ended
(In millions)	June 30, 2019
Contract asset (liability) balance as of January 1, 2019	$(1)
Revenue recognized as performance obligations are satisfied	74
Amounts invoiced to customers	(52)
Contract asset (liability) balance as of June 30, 2019	$21

6.    Segment Information
We have two reportable operating segments. Both of these segments are organized and managed based upon geographic location and the nature of the products and services offered.

•	United States (“U.S.”) – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States

•
International (“Int’l”) – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States and produces and markets products manufactured from natural gas, such as LNG and methanol, in Equatorial Guinea (“E.G.”)

Information regarding assets by segment is not presented because it is not reviewed by the chief operating decision maker (“CODM”). Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, proved property impairments, unrealized gains or losses on commodity derivative instruments, pension settlement losses or other items (as determined by the CODM) are not allocated to operating segments.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2019
			Not Allocated
(In millions)	U.S.	Int’l	to Segments		Total
Revenues from contracts with customers	$1,200	$181	$—		$1,381
Net gain on commodity derivatives	5	—	11	(b)	16
Income from equity method investments	—	31	—		31
Net loss on disposal of assets	—	—	(8)	(c)	(8)
Other income	4	2	7		13
Less costs and expenses:
Production	147	46	—		193
Shipping, handling and other operating	147	10	13		170
Exploration	26	—	—		26
Depreciation, depletion and amortization	561	38	6		605
Impairments	—	—	18	(d)	18
Taxes other than income	79	—	—		79
General and administrative	31	8	48		87
Net interest and other	—	—	64		64
Other net periodic benefit costs	—	(1)	(1)		(2)
Income tax provision (benefit)	3	17	12		32
Segment income	$215	$96	$(150)		$161
Capital expenditures(a)	$686	$10	$5		$701

(a)	Includes accruals.

(b)	Unrealized gain on commodity derivative instruments (See Note 13).

(c)	Primarily related to the sale of our certain non-core proved properties in our International segment (See Note 4).

(d)	Primarily a result of the anticipated sale of non-core proved properties in the United States segment (See Note 10).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2018
			Not Allocated
(In millions)	U.S.	Int’l	to Segments		Total
Revenues from contracts with customers	$1,221	$226	$—		$1,447
Net loss on commodity derivatives	(107)	—	(45)	(b)	(152)
Income from equity method investments	—	60	—		60
Net gain on disposal of assets	—	—	50		50
Other income	2	2	8		12
Less costs and expenses:
Production	153	52	—		205
Shipping, handling and other operating	117	10	(1)		126
Exploration	64	1	—		65
Depreciation, depletion and amortization	556	50	6		612
Impairments	—	—	34	(c)	34
Taxes other than income	68	—	(3)		65
General and administrative	35	9	61		105
Net interest and other	—	—	65		65
Other net periodic benefit costs	—	(2)	2		—
Income tax provision (benefit)	—	26	18		44
Segment income (loss)	$123	$142	$(169)		$96
Capital expenditures(a)	$641	$16	$5		$662

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 13).

(c)	Primarily a result of anticipated sales of certain non-core proved properties in our International and United States segments (See Note 10).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019
			Not Allocated
(In millions)	U.S.	Int’l	to Segments		Total
Revenues from contracts with customers	$2,262	$319	$—		$2,581
Net gain (loss) on commodity derivatives	27	—	(102)	(b)	(75)
Income from equity method investments	—	42	—		42
Net gain on disposal of assets	—	—	34	(c)	34
Other income	5	5	38	(d)	48
Less costs and expenses:
Production	286	96	(2)		380
Shipping, handling and other operating	287	23	14		324
Exploration	85	—	—		85
Depreciation, depletion and amortization	1,075	72	12		1,159
Impairments	—	—	24	(e)	24
Taxes other than income	153	—	(2)		151
General and administrative	60	15	106		181
Net interest and other	—	—	113		113
Other net periodic benefit costs	—	(3)	(4)		(7)
Income tax provision (benefit)	1	6	(122)	(f)	(115)
Segment income	$347	$157	$(169)		$335
Capital expenditures(a)	$1,292	$15	$8		$1,315

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 13).

(c)	Primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico) (See Note 4).

(d)	Primarily related to the indemnification of certain tax liabilities in connection with the 2010-2011 Federal Tax Audit (See Note 7).

(e)	Primarily a result of anticipated sales of our certain non-core proved properties in our International and United States segments (See Note 10).

(f)	Primarily relates to the settlement of the 2010-2011 Federal Tax Audit (See Note 7).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
			Not Allocated
(In millions)	U.S.	Int’l	to Segments		Total
Revenue from contracts with customers	$2,346	$638	$—		$2,984
Net loss on commodity derivatives	(166)	—	(88)	(b)	(254)
Income from equity method investments	—	97	—		97
Net gain on disposal of assets	—	—	307	(c)	307
Other income	5	3	8		16
Less costs and expenses:
Production	304	119	(1)		422
Shipping, handling and other operating	228	29	(1)		256
Exploration	115	2	—		117
Depreciation, depletion and amortization	1,084	104	14		1,202
Impairments	—	—	42	(d)	42
Taxes other than income	132	—	(3)		129
General and administrative	71	18	116		205
Net interest and other	—	—	110		110
Other net periodic benefit costs	—	(4)	7		3
Income tax provision (benefit)	3	196	13		212
Segment income (loss)	$248	$274	$(70)		$452
Capital expenditures(a)	$1,252	$22	$10		$1,284

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 13).

(c)	Primarily related to the gain on sale of our Libya subsidiary (See Note 4).

(d)	Primarily a result of anticipated sales of certain non-core proved properties in our International and United States segments (See Note 4).

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
For the three and six months ended June 30, 2019 and 2018, our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective income tax expense (benefit) rate(a)	17%	31%	(52)%	32%

(a)	In all periods presented, we maintained our valuation allowance on our net federal deferred tax assets in the U.S.
The following items caused the effective income tax rates to be different from our U.S. statutory tax rate of 21% for 2019 and 2018:

•
Income taxes for the second quarter of 2019 were impacted by pre-tax income and foreign currency revaluation. Income taxes for the six months ended June 30, 2019 were impacted by the settlement of the 2010-2011 U.S. Federal Tax Audit (“IRS Audit”) in the first quarter of 2019, resulting in a tax benefit of $126 million. Additionally, in the first quarter of 2019, we recorded a non-cash deferred tax benefit of $18 million in the U.K. related to an internal restructuring. These two items are discrete to the first six months of 2019. Excluding these discrete adjustments, the effective income tax rate for the first six months of 2019 was an expense of 13%.

•
Income taxes for the second quarter of 2018 were impacted by foreign currency revaluation. During the six months ended June 30, 2018, income taxes were impacted by the tax expense in Libya of $162 million.

As a result of the IRS Audit settlement in the first quarter of 2019, the uncertain tax positions previously established are now effectively settled. The release of the accrued uncertain tax positions resulted in a $126 million tax benefit, primarily related to the additional alternative minimum tax (“AMT”) credits, see Note 22 for further detail.

Pursuant to the Tax Sharing Agreement we entered into with Marathon Petroleum Corporation (“MPC”) in connection with the 2011 spin-off transaction, MPC agreed to indemnify us for certain liabilities. In addition to the benefit from the settlement of the IRS Audit in the first quarter of 2019, we recorded a current receivable and other income of $42 million for indemnity payments due from MPC for tax expense and interest we had previously recognized. The indemnity relates to tax and interest allocable to MPC as a result of the IRS Audit. During the second quarter of 2019, we paid the IRS and were subsequently reimbursed by MPC for settlement of their indemnity obligation.

During the first quarter of 2019, we withdrew our appeal related to the Brae area decommissioning costs in the U.K., thus the uncertain tax positions previously established are now considered effectively settled with no tax expense or benefit impact.
8.    Inventories
Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

(In millions)	June 30, 2019	December 31, 2018
Crude oil and natural gas	$9	$11
Supplies and other items	63	85
Inventories	$72	$96

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

9.    Property, Plant and Equipment

(In millions)	June 30, 2019	December 31, 2018
United States	$16,112	$16,011
International	540	710
Corporate	78	83
Net property, plant and equipment	$16,730	$16,804

We had no exploratory well costs capitalized greater than one year as of June 30, 2019 and December 31, 2018.
10.    Impairments
The following table summarizes impairment charges of proved properties. Additionally, it presents the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Three Months Ended June 30,
	2019		2018
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$19	$18	$69	$34

	Six Months Ended June 30,
	2019		2018
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$56	$24	$69	$42

•
2019 – During the six months ended June 30, 2019, we recorded pre-tax non-cash proved property impairments of $24 million, primarily as a result of anticipated sales proceeds for certain non-core proved properties in our United States segment and the sale of our non-operated interest in the Atrush block (Kurdistan) in our International segment. The related fair value was measured using the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification. See Note 4 for discussion of the divestiture in further detail.

•
2018 – During the six months ended June 30, 2018, we recorded pre-tax non-cash proved property impairments of $42 million, to a fair value of $69 million, primarily as a result of anticipated sales proceeds for certain non-core proved properties in our International and United States segments. The related fair value measurement utilized the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification. See Note 4 for discussion of the divestiture in further detail.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations for the six months ended were as follows:

	June 30,
(In millions)	2019	2018
Beginning balance	$1,145	$1,483
Incurred liabilities, including acquisitions	18	8
Settled liabilities, including dispositions	(129)	(14)
Accretion expense (included in depreciation, depletion and amortization)	26	36
Revisions of estimates	11	(9)
Held for sale	(864)	(89)
Ending balance	$207	$1,415

June 30, 2019

•	Settled liabilities are primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico), which closed during the first quarter of 2019.

•
Held for sale includes the asset retirement obligations of $966 million associated with the sale of our U.K. business, which was partially offset by settled liabilities for dispositions primarily related to the Droshky field in the first quarter of 2019. See Note 4 for discussion of the divestitures in further detail.

•	Ending balance includes $18 million classified as short-term at June 30, 2019.
June 30, 2018

•
Held for sale includes the asset retirement obligations associated with the sale of non-core, non-operated conventional properties, primarily in the Gulf of Mexico. See Note 4 for discussion of the divestitures in further detail.

•	Ending balance includes $51 million classified as short-term at June 30, 2018.
12. Leases
Supplemental balance sheet information related to leases was as follows:

(In millions)		June 30, 2019
Operating Leases:	Balance Sheet Location:
ROU asset	Other noncurrent assets	$248
Current portion of long-term lease liability	Other current liabilities	$104
Long-term lease liability	Deferred credits and other liabilities	$151

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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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
Our leased assets may be used in joint oil and gas operations with other working interest owners. We recognize lease liabilities and ROU assets only when we are the signatory to a contract as an operator of joint properties. Such lease liabilities and ROU assets are determined based on gross contractual obligations. As we use the leased assets for joint operations, we have the contractual right to recover the other working interest owners’ share of lease costs. As a result, our lease costs are presented on a net basis, reduced for any costs recoverable from other working interest owners. The table below presents our net lease costs as of June 30, 2019 with the majority of operating lease costs expensed as incurred, while the majority of the short-term and variable term lease costs are capitalized into property, plant and equipment.

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease costs:
Operating lease costs(a)	$19	$40
Short-term lease costs(b)	76	157
Variable lease costs(c)	12	72
Total lease costs	$107	$269

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities		$27
ROU assets obtained in exchange for new operating lease liabilities(d)		$293

(a)	Represents our net share of the ROU asset amortization and the interest expense.

(b)	Represents our net share of lease costs arising from leases of less than one year but longer than one month that were not included in the lease liability.

(c)	Represents our net share of variable lease payments that were not included in the lease liability.

(d)
Represents the cumulative value of ROU assets recognized at lease inception during the first six months of 2019.  This amount is then amortized as we utilize the ROU asset, the net effect of which is the ending ROU asset of $248 million (first table above).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

We use our periodic incremental borrowing rate to discount future contractual payments to their present values. The weighted average lease term and the discount rate relevant to long-term leases were three years and 4% as of June 30, 2019. The remaining annual undiscounted cash flows associated with long-term leases and the reconciliation of these cash flows to the lease liabilities recognized on the consolidated balance sheet is summarized below.

(In millions)	Operating Lease Obligations
2019	$61
2020	106
2021	62
2022	35
2023	5
Thereafter	1
Total undiscounted lease payments	$270
Less: amount representing interest	15
Total operating lease liabilities	$255
Less: current portion of long-term lease liability as of June 30, 2019	104
Long-term lease liability as of June 30, 2019	$151

At December 31, 2018, future minimum commitments under the previous accounting standard, ASC 840, for operating lease obligations having noncancellable lease terms in excess of one year were as follows:

(In millions)	Operating Lease Obligations
2019	$62
2020	54
2021	35
2022	12
2023	5
Thereafter	49
Sublease rentals	—
Total minimum lease payments	$217

* Future minimum commitments for capital lease obligations were nil as of December 31, 2018.

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

(In millions)	Operating Lease Future Cash Receipts
2019	$4
2020	6
2021	6
2022	6
2023	6
Thereafter	66
Total undiscounted cash flows	$94

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The new Houston office location is expected to be completed in 2021. The lessor and other participants are providing financing for up to $380 million, to fund the estimated project costs. As of June 30, 2019, project costs incurred totaled approximately $50 million, primarily for land acquisition and initial design costs. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
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

	June 30, 2019
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$33	$4	$29	Other current assets
Commodity	—	4	(4)	Deferred credits and other liabilities
Total Not Designated as Hedges	$33	$8	$25

	December 31, 2018
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$131	$—	$131	Other current assets
Commodity	—	4	(4)	Deferred credits and other liabilities
Total Not Designated as Hedges	$131	$4	$127

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Commodity Derivatives
We have entered into multiple crude oil derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted United States sales through 2021. These derivatives consist of three-way collars, basis swaps and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. These commodity derivatives were not designated as hedges. The following table sets forth outstanding derivative contracts as of June 30, 2019, and the weighted average prices for those contracts:

	2019		2020	2021
Crude Oil	Third Quarter	Fourth Quarter	Full Year	Full Year
NYMEX WTI Three-Way Collars (a)
Volume (Bbls/day)	80,000	80,000	9,945	—
Weighted average price per Bbl:
Ceiling	$74.19	$74.19	$70.00	$—
Floor	$56.75	$56.75	$55.00	$—
Sold put	$49.50	$49.50	$47.00	$—
Basis Swaps - Argus WTI Midland (b)
Volume (Bbls/day)	15,000	15,000	15,000	—
Weighted average price per Bbl	$(1.40)	$(1.40)	$(0.94)	$—
Basis Swaps - Net Energy Clearbrook (c)
Volume (Bbls/day)	1,000	1,000	—	—
Weighted average price per Bbl	$(3.50)	$(3.50)	$—	$—
Basis Swaps - NYMEX WTI / ICE Brent (d)
Volume (Bbls/day)	5,000	5,000	5,000	808
Weighted average price per Bbl	$(7.24)	$(7.24)	$(7.24)	$(7.24)
Basis Swaps - Argus WTI Houston (e)
Volume (Bbls/day)	10,000	10,000	—	—
Weighted average price per Bbl	$5.51	$5.51	$—	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	60,000	60,000	—	—
Weighted average price per Bbl	$0.38	$0.38	$—	$—

(a)	Between July 1, 2019 and August 5, 2019, we entered into 10,000 Bbls/day of three-way collars for January - December 2020, with a ceiling of $65.12, a sold put of $48.00, and a floor of $55.00.

(b)	The basis differential price is indexed against Argus WTI Midland.

(c)	The basis differential price is indexed against Net Energy Canada Bakken SW at Clearbrook (“UHC”).

(d)	The basis differential price is indexed against International Commodity Exchange (“ICE”) Brent and NYMEX WTI.

(e)	The basis differential price is indexed against Argus WTI Houston.

The mark-to-market impact and settlement of these commodity derivative instruments appears in net gain (loss) on commodity derivatives in our consolidated statements of income. The mark-to-market impact for the three and six months ended June 30, 2019 was a gain of $11 million and a loss of $102 million compared to a loss of $45 million and a loss of $88 million for the same respective periods in 2018. Net settlements of commodity derivative instruments for the three and six months ended June 30, 2019 was a gain of $5 million and a gain of $27 million compared to a loss of $107 million and a loss of $166 million for the same respective periods in 2018.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

14.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by hierarchy level.

	June 30, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$30	$—	$30
Derivative instruments, assets	$—	$30	$—	$30
Derivative instruments, liabilities
Commodity(a)	$(5)	$—	$—	$(5)
Derivative instruments, liabilities	$(5)	$—	$—	$(5)

(a)	Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 13.

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$21	$106	$—	$127
Derivative instruments, assets	$21	$106	$—	$127
Derivative instruments, liabilities
Derivative instruments, liabilities	$—	$—	$—	$—

(a)	Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 13.
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
Fair Value Estimates - Goodwill
As of June 30, 2019, our consolidated balance sheet included goodwill of $95 million. Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value may have been reduced below its carrying value. Goodwill is tested for impairment at the reporting unit level. Our reporting units are the same as our reporting segments, of which only the International reporting unit includes goodwill. Our policy is to first assess the qualitative factors in order to determine whether the fair value of our International reporting unit is more likely than not less than its carrying amount. Certain qualitative factors used in our evaluation include, among other things, the results of the most recent quantitative assessment of goodwill (second quarter of 2017); macroeconomic conditions; industry and market conditions (including commodity prices and cost factors); overall financial performance; and other relevant entity-specific events. If, after considering these events and circumstances we determine that it is more likely than not the fair value of the International reporting unit is less than its carrying amount, the quantitative goodwill test is performed.
During the second quarter of 2019, we performed our annual impairment test of goodwill using the qualitative assessment. Our qualitative assessment considered the significant excess fair value over carrying value in our most recent step one test and noted there are more positive/neutral indicators than negative. After assessing the totality of these qualitative factors, our assessment did not indicate that it is more likely than not that the fair value is less than its carrying value. As a result, we concluded that no impairment to goodwill was required for our International reporting unit.
Fair Values – Nonrecurring
See Note 4 and Note 10 for detail on our fair values for nonrecurring items, such as impairments.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$4	$4	$3	$3
Other noncurrent assets	25	31	76	81
Total financial assets	$29	$35	$79	$84
Financial liabilities
Other current liabilities	$76	$101	$37	$58
Long-term debt, including current portion(a)	6,048	5,528	5,469	5,528
Deferred credits and other liabilities	109	98	93	88
Total financial liabilities	$6,233	$5,727	$5,599	$5,674

(a)	Excludes capital leases and debt issuance costs.
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
15.    Debt
Revolving Credit Facility
As of June 30, 2019, we had no borrowings against our $3.4 billion revolving credit facility (the “Credit Facility”), as described below or under our U.S. commercial paper program that is backed by the Credit Facility.
The Credit Facility includes a covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of each fiscal quarter. If an event of default occurs, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of June 30, 2019, we were in compliance with this covenant with a debt-to-capitalization ratio of 31%.
Long-term debt
At June 30, 2019, we had $5.5 billion of total debt outstanding, of which $600 million is due June 2020.
16.    Stockholders’ Equity
In the six months ended June 30, 2019, we acquired approximately 16 million common shares at a cost of $250 million, which were held as treasury stock. Including these repurchases, the total remaining share repurchase authorization was $550 million at June 30, 2019. On July 31, 2019, the Board of Directors authorized an extension of the share repurchase program, which increased the remaining share repurchase authorization to $1.5 billion. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

17.    Incentive Based Compensation
Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first six months of 2019:

	Stock Options			Restricted Stock Awards & Units
	Number of Shares		Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	6,180,007		$24.39	8,504,946	$14.04
Granted	648,526	(a)	$16.79	3,846,526	$16.96
Exercised/Vested	(10,470)		$14.92	(3,562,277)	$12.41
Canceled	(590,624)		$24.01	(377,692)	$15.35
Outstanding at June 30, 2019	6,227,439		$23.65	8,411,503	$16.00
(a)    The weighted average grant date fair value of stock option awards granted was $6.62 per share.
Stock-based performance unit awards
During the first six months of 2019, we granted 656,636 stock-based performance units to certain officers to be settled in shares. The grant date fair value per unit was $20.66, as calculated using a Monte Carlo valuation model. At the grant date, each unit represents the value of one share of our common stock. These units are settled in shares, and the number of shares of our common stock to be paid is based on the vesting percentage, which can be from zero to 200% based on performance achieved and as determined by the Compensation Committee of the Board of Directors. The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group of peer companies determined by the Compensation Committee of our Board of Directors. Dividend equivalents may accrue during the performance period and would be paid in cash at the end of the performance period based on the amount of dividends credited generally over the performance period on shares of our common stock that represent the number of the units granted multiplied by the vesting percentage.
18.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$5	$5	$—	$—
Interest cost	7	6	1	2
Expected return on plan assets	(8)	(8)	—	—
Amortization:
– prior service cost (credit)	(2)	(3)	(4)	(2)
– actuarial loss	2	3	—	1
Net settlement loss(a)	2	2	—	—
Net periodic benefit cost(b)	$6	$5	$(3)	$1

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$9	$9	$—	$1
Interest cost	14	13	2	4
Expected return on plan assets	(16)	(17)	—	—
Amortization:
– prior service credit	(4)	(5)	(8)	(4)
– actuarial loss	4	6	—	1
Net settlement loss(a)	2	6	—	—
Net periodic benefit cost(b)	$9	$12	$(6)	$2

(a)	Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.

(b)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

During the first six months of 2019, we made contributions of $29 million to our funded pension plans and we expect to make additional contributions up to an estimated $12 million over the remainder of 2019. During the first six months of 2019, we made payments of $3 million and $11 million related to unfunded pension plans and other postretirement benefit plans. The net U.K. pension assets are classified as held for sale in the consolidated balance sheet as of June 30, 2019. See Note 4 for further information on this disposition.
19.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$6	$5	$12	$9	Other net periodic benefit costs
Amortization of actuarial loss	(2)	(4)	(4)	(7)	Other net periodic benefit costs
Net settlement loss	(2)	(2)	(2)	(6)	Other net periodic benefit costs
	2	(1)	6	(4)	Income (loss) before income taxes
Other insignificant, net of tax	—	(4)	—	(4)	Net interest and other
	—	—	—	—	(Provision) benefit for income taxes(a)
Total reclassifications to expense, net of tax	$2	$(5)	$6	$(8)	Net income (loss)

(a)	During 2019 and 2018 we had a full valuation allowance on net federal deferred tax assets and as such, there is no tax impact to our postretirement and postemployment plans.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

20.    Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2019	2018
Included in operating activities:
Interest paid, net of amounts capitalized	$70	$134
Income taxes paid to taxing authorities	149	282
Noncash investing activities:
Increase (decrease) in asset retirement costs	$29	$(1)
Asset retirement obligations assumed by buyer(a)	109	3
(a)    In 2019, we closed the sale of the Droshky field (Gulf of Mexico) and the sale of our non-operated interest in the Atrush block in Kurdistan.
Other noncash investing activities include accrued capital expenditures for the six months ended June 30, 2019 and 2018 of $300 million and $303 million.
21.    Equity Method Investments
During the periods ended June 30, 2019 and December 31, 2018 our equity method investees were considered related parties and included:

•	EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.

•	AMPCO, in which we have a 45% interest. AMPCO is engaged in methanol production activity.
Our equity method investments are summarized in the following table:

	Ownership as of	June 30,	December 31,
(In millions)	June 30, 2019	2019	2018
EGHoldings	60%	$331	$402
Alba Plant LLC	52%	173	167
AMPCO	45%	180	176
Total		$684	$745
Summarized financial information for equity method investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Income data:
Revenues and other income	$233	$228	$453	$426
Income from operations	$82	$143	$131	$240
Net income	$63	$123	$95	$202

22.    Commitments and Contingencies
In the second quarter of 2019, Marathon E.G. Production Limited (“MEGPL”), a consolidated and wholly-owned subsidiary, signed a series of agreements to process third-party Alen Unit gas through existing infrastructure located in Punta Europa, E.G. MEGPL is a signatory to the agreements related to our equity method investee, Alba Plant LLC. These agreements contain clauses that cause MEGPL to indemnify the owners of the Alen Unit against actions or inaction by Alba Plant LLC. Pursuant to these agreements, MEGPL agreed to indemnify third party property or events, including environmental assessments, injury to Alba Plant LLC’s personnel, and damage to or loss of Alba Plant LLC’s automobiles. At this time, we cannot reasonably estimate this obligation as we do not have any history of prior indemnification claims, as completion of the plant modifications is not expected to finish until 2021, and as such, we do not have any history of environmental discharge or contamination. Therefore, we have not recorded a liability with respect to these indemnification clauses since the amount of potential future payments under such guarantees is not determinable.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

In the fourth quarter of 2017, the U.K. tax authorities challenged the deductibility for certain Brae area decommissioning costs, which we claimed for U.K. corporation tax purposes. The dispute related to the timing of the deduction and did not dispute the general deductibility of decommissioning costs. In accordance with U.K. regulations, we paid the amount of tax and interest in question, approximately $108 million, and filed our appeal. In the first quarter of 2019, we withdrew our appeal on this matter, and the corresponding revisions to current and deferred tax liabilities have no cumulative adverse earnings impact on our consolidated results of operations.
We are continuously undergoing examination of our U.S. federal income tax returns by the IRS. With the closure of the 2010-2011 IRS Audit referenced in Note 7, these audits have been completed through the 2014 tax year with the exception of the following item. During the third quarter of 2017, we received a partnership adjustment notification related to the 2010 and 2011 tax years, for which we have filed a Tax Court Petition in the fourth quarter of 2017. We believe that it is more likely than not that we will prevail.
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
Executive Overview
We are an independent exploration and production company based in Houston, Texas focused on U.S. resource plays: the Eagle Ford in Texas, Permian in New Mexico, STACK and SCOOP in Oklahoma, and the Bakken in North Dakota. We also have international operations only in Equatorial Guinea after closing the sale of our U.K. business on July 1, 2019. Total proved reserves were 1.3 billion boe (including 21 million boe of proved reserves for our U.K. business) at December 31, 2018, and total assets were $21.3 billion at June 30, 2019. During the second quarter of 2019, we continued the focus on our strategy with simplifying and concentrating our portfolio, a strengthened balance sheet, relentless focus on costs, and profitable growth within cash flows.
Key highlights include the following:
Simplifying and concentrating our portfolio

•
In July 2019, we closed on the sale of our U.K. business for proceeds of approximately $95 million, reflecting the assumption by the buyer of: working capital and cash equivalent balances of approximately $345 million and the U.K. asset retirement obligations of $966 million.

•	In the second quarter of 2019, we closed on the sale our 15% non-operated interest in the Atrush block in Kurdistan for proceeds of $63 million, before closing adjustments.

Strengthened balance sheet and liquidity

•	Returned additional capital to shareholders by acquiring approximately 15 million common shares at a cost of $236 million, with $550 million of repurchase authorization remaining at June 30, 2019.

•	On July 31, 2019, the Board of Directors authorized an extension of the share repurchase program, which increased the remaining share repurchase authorization to $1.5 billion.

•	At the end of the second quarter 2019, we had approximately $4.4 billion of liquidity, comprised of $1.0 billion in cash and an undrawn $3.4 billion revolving credit facility.

•	Strong financial position with investment grade at all three primary credit ratings agencies.

Financial and operational results

•	Total net sales volumes for the quarter were 437 mboed, including 330 mboed in the U.S. resource plays. Our U.S. oil net sales volumes increased 13% compared to the same quarter last year.

•	Our net income per share was $0.20 in the second quarter of 2019 as compared to a net income per share of $0.11 in the same period last year. Included in net income results for the current quarter:

◦
A decrease in revenues from contracts with customers of approximately 5% to $1.4 billion, compared to the same quarter last year, primarily as a result of lower price realizations partially offset by higher net sales volumes in the current quarter.

◦
Despite higher sales volumes, total costs and expenses from operations decreased $34 million during the quarter compared to the same quarter last year primarily as a result of lower production expenses.

•	Net cash provided by operating activities decreased 7% as commodity price realizations decreased while net sales volumes remained flat in the first six months of 2019 versus the same period last year.
Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
United States (mboed)	330	298	11%	314	291	8%
International (mboed)(a)	107	121	(12)%	98	133	(26)%
Total (mboed)	437	419	4%	412	424	(3)%

(a)
We closed on the sale of our Libya subsidiary in the first quarter of 2018. The six months ended June 30, 2018 includes net sales volumes relating to Libya of 16 mboed. See further detail of International net sales volumes below. See Note 4 to the consolidated financial statements for further information.

United States
Net sales volumes in the segment were higher in the second quarter of 2019 primarily as a result of new wells to sales across all U.S. resource plays. The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	109	106	3%	107	105	2%
Bakken	103	82	26%	98	78	26%
Oklahoma	82	80	3%	72	77	(6)%
Northern Delaware	27	17	59%	27	17	59%
Other United States	9	13	(31)%	10	14	(29)%
Total United States (mboed)	330	298	11%	314	291	8%

	Three Months Ended June 30, 2019
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	56%	85%	26%	57%	58%
Natural gas liquids	23%	8%	29%	21%	19%
Natural gas	21%	7%	45%	22%	23%

	Three Months Ended June 30,		Six Months Ended June 30,
Drilling Activity - U.S. Resource Plays	2019	2018	2019	2018
Gross Operated
Eagle Ford:
Wells drilled to total depth	36	33	66	67
Wells brought to sales	41	39	82	73
Bakken:
Wells drilled to total depth	20	24	32	43
Wells brought to sales	30	21	59	32
Oklahoma:
Wells drilled to total depth	18	10	38	23
Wells brought to sales	18	17	36	34
Northern Delaware:
Wells drilled to total depth	14	21	27	41
Wells brought to sales	16	13	31	22

•
Eagle Ford – Our net sales volumes were 109 mboed in the second quarter of 2019 which was 3% higher compared to the prior year quarter. During the second quarter of 2019, we continued to deliver strong results from the expanded core of Atascosa County in terms of well performance. Additionally, we continued efforts to uplift performance outside of the Karnes and Atascosa core, by applying enhanced completion techniques in Gonzales County. Overall, despite a majority of wells to sales outside of Karnes County during second quarter, the Eagle Ford asset achieved a quarterly record for average 30 day initial well productivity, while continuing to drive a trend of lower completed well costs per lateral foot.

•
Bakken – Our net sales volumes of 103 mboed represent a 26% increase over the prior year quarter of 82 mboed with company-operated wells to sales balanced between Myrmidon and Hector. We continued to improve capital efficiency, which was highlighted by a six well pad in Myrmidon, with an average completed well cost of $5.3 million. The average completed well cost for all second quarter wells was just $5.2 million.

•
Oklahoma – Our net sales volumes in the second quarter of 2019 increased by 3% from the prior year quarter, with net sales volumes of 82 mboed. We continued to deliver strong results from the over-pressured STACK where the eight-well per section Mike Stroud infill achieved average completed well costs more than 30% below the previously drilled parent well. We continued to make significant progress in reducing our cost structure with our two most recent over-pressured STACK infills completed at an average completed well cost of $6.3 million normalized to a 10,000 foot lateral.

•
Northern Delaware – Our net sales volumes were 27 mboed in the second quarter of 2019 which was 59% higher compared to the prior year quarter. We continued to make progress in reducing our cost structure and improving margins, with second quarter cash costs down over the prior year on a per boe basis, 100% of water on pipe for all second quarter wells to sales, and a rising percentage of total oil production on pipe. Second quarter again featured strong Upper Wolfcamp productivity in Malaga, with the second quarter completed well costs per lateral foot below the 2018 average.

International
Net sales volumes were lower in the second quarter of 2019 compared to the second quarter of 2018 primarily due to natural field decline in E.G. and timing of liftings in the U.K. The following table provides details regarding net sales volumes for our significant operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	95	103	(8)%	85	98	(13)%
United Kingdom(a)	10	14	(29)%	11	15	(27)%
Libya	—	—	—%	—	16	(100)%
Other International	2	4	(50)%	2	4	(50)%
Total International (mboed)	107	121	(12)%	98	133	(26)%
Equity Method Investees
LNG (mtd)	5,321	6,141	(13)%	4,981	5,843	(15)%
Methanol (mtd)	1,134	1,316	(14)%	1,069	1,256	(15)%
Condensate and LPG (boed)	11,080	12,689	(13)%	10,488	12,553	(16)%

(a)	Includes natural gas acquired for injection and subsequent resale.

•	Equatorial Guinea – Net sales volumes in the second quarter of 2019 were lower compared to the same period in 2018 as a result of natural field decline.

•
United Kingdom – Second quarter of 2019 net sales volumes were lower compared to the second quarter of 2018 primarily due to timing of liftings in the non-operated Foinaven complex. In July 2019, we closed on the sale of our U.K. business. See Note 4 to the consolidated financial statements for further information.

•	Libya – During the first quarter of 2018 we closed on the sale of our subsidiary in Libya. See Note 4 to the consolidated financial statements for further information.

Market Conditions
Crude oil and condensate and NGLs benchmarks decreased in the second quarter and first six months of 2019 as compared to the same period in 2018. As a result, we experienced decreased price realizations associated with those benchmarks.
United States
The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the second quarter and first six months of 2019 and 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$59.18	$66.03	(10)%	$56.72	$64.16	(12)%
Natural gas liquids (per bbl)	14.60	22.09	(34)%	15.09	22.49	(33)%
Natural gas (per mcf)	1.89	2.18	(13)%	2.36	2.38	(1)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$59.91	$67.91	(12)%	$57.45	$65.46	(12)%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)(c)	66.32			63.37
LLS crude oil average of daily prices (per bbl)(c)		72.96			69.48
Mont Belvieu NGLs (per bbl)(d)	19.20	28.28	(32)%	21.19	27.29	(22)%
Henry Hub natural gas settlement date average (per mmbtu)	2.64	2.80	(6)%	2.89	2.90	—%

(a)	Excludes gains or losses on commodity derivative instruments.

(b)
Inclusion of realized gains (losses) on crude oil derivative instruments would have impacted average price realizations by $0.32 per bbl and $(7.04) per bbl for the second quarter 2019 and 2018 and $0.70 per bbl and $(5.71) per bbl for the first six months of 2019 and 2018.

(c)	Benchmark change due to industry shift to MEH in the first quarter of 2019.

(d)	Bloomberg Finance LLP: Y-grade Mix NGL of 50% ethane, 25% propane, 10% butane, 5% isobutane and 10% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
Natural gas liquids – The majority of our sales volumes are sold at reference to Mont Belvieu prices.
Natural gas – A significant portion of our volumes are sold at bid-week prices, or first-of-month indices relative to our specific producing areas.
International
The following table presents our average price realizations and the related benchmark for crude oil for the second quarter and first six months of 2019 and 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$58.21	$66.12	(12)%	$56.36	$66.19	(15)%
Natural gas liquids (per bbl)	1.67	2.91	(43)%	1.81	2.40	(25)%
Natural gas (per mcf)	0.35	0.52	(33)%	0.41	0.59	(31)%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$68.92	$74.50	(7)%	$66.05	$70.65	(7)%

(a)	Average of monthly prices obtained from the United States Energy Information Agency website.

United Kingdom
Crude oil and condensate – Generally sold in relation to the Brent crude benchmark.

Equatorial Guinea
Crude oil and condensate – Alba Field liquids production is primarily condensate and generally sold in relation to the Brent crude benchmark. Alba Plant LLC processes the rich hydrocarbon gas which is supplied by the Alba Field under a fixed price long term contract. Alba Plant LLC extracts NGL’s and secondary condensate which is then sold by Alba Plant LLC at market prices, with our share of the revenue reflected in income from equity method investments on the consolidated statements of income. Alba Plant delivers the processed dry natural gas to the Alba Field for distribution and sale to AMPCO and EG LNG.
Natural gas liquids – Wet gas is sold to Alba Plant LLC at a fixed-price term contract resulting in realized prices not tracking market price. Alba Plant LLC extracts and keeps NGLs, which are sold at market price, with our share of income from Alba Plant LLC being reflected in the income from equity method investments on the consolidated statements of income.
Natural gas – Dry natural gas, processed by Alba Plant LLC on behalf of the Alba Field is sold by the Alba Field to EG LNG and AMPCO at fixed-price long term contracts resulting in realized prices not tracking market price. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO. EGLNG sells LNG on a market-based long-term contract and AMPCO markets methanol at market prices.
Results of Operations
Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended June 30,
(In millions)	2019	2018
Revenues from contracts with customers
United States	$1,200	$1,221
International	181	226
Segment revenues from contracts with customers	$1,381	$1,447
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended June 30, 2018	Price Realizations	Net Sales Volumes	Three Months Ended June 30, 2019
United States Price/Volume Analysis
Crude oil and condensate	$1,013	$(118)	$126	$1,021
Natural gas liquids	115	(43)	12	84
Natural gas	86	(12)	5	79
Other sales	7			16
Total	$1,221			$1,200
International Price/Volume Analysis
Crude oil and condensate	$193	$(23)	$(9)	$161
Natural gas liquids	4	(2)	(1)	1
Natural gas	22	(6)	(3)	13
Other sales	7			6
Total	$226			$181
Net gain (loss) on commodity derivatives In the second quarter of 2019 the net gain on commodity derivatives was $16 million, compared to the same period in 2018, which was a net loss of $152 million. We have multiple crude oil derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 13 to the consolidated financial statements for further information.
Income from equity method investments decreased $29 million for the second quarter of 2019 from the comparable 2018 period primarily due to lower prices and lower sales volumes of LPG at our Alba plant, methanol at our AMPCO facility and LNG at our EGLNG production facility.

Net gain on disposal of assets decreased $58 million in the second quarter of 2019 primarily related to gain on sale associated with an acreage swap in our Unites States segment in the second quarter of 2018.
Production expenses decreased $12 million in the second quarter of 2019 versus the same period in 2018. Production expenses across our United States segment decreased $6 million primarily due to reduced water hauling costs in the Northern Delaware, with all new wells on pipe in the second quarter; partially offset by increase in other resource plays due to volume. International decreased $6 million primarily as a result of lower U.K. liftings, which resulted in lower sales volumes during the second quarter of 2019.
The second quarter of 2019 production expense rate (expense per boe) for United States was lower primarily due to higher sales volumes and reduced costs in the second quarter of 2019.
The following table provides production expense and production expense rates for each segment:

	Three Months Ended June 30,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Production Expense and Production Expense Rate	Expense			Rate
United States	$147	$153	(4)%	$4.89	$5.66	(14)%
International	$46	$52	(12)%	$4.72	$4.71	—%
Shipping, handling and other operating expenses increased $44 million in the second quarter of 2019 primarily as a result of increased sales volumes in our United States segment.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which decreased $39 million in the second quarter of 2019.
The following table summarizes the components of exploration expenses:

	Three Months Ended June 30,
(In millions)	2019	2018	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$20	$41	(51)%
Dry well costs	—	10	(100)%
Geological and geophysical	3	8	(63)%
Other	3	6	(50)%
Total exploration expenses	$26	$65	(60)%
Depreciation, depletion and amortization decreased $7 million in the second quarter of 2019. In our International segment, we had a decrease of $12 million primarily due to lower U.K. liftings during the second quarter of 2019 partially offset by higher production in the U.S. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense. Our International DD&A rate decreased primarily due to timing of liftings in the U.K. Our United States DD&A rate decreased primarily due to non-core asset dispositions in the Gulf of Mexico in the third quarter 2018 and first quarter 2019.
The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended June 30,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
DD&A Expense and DD&A Expense Rate	Expense			Rate
United States	$561	$556	1%	$18.72	$20.48	(9)%
International	$38	$50	(24)%	$3.92	$4.53	(13)%

Impairments decreased $16 million in the second quarter of 2019 primarily due to timing of non-core proved property dispositions in our International and United States segments. See Note 10 for discussion of the impairments in further detail.

General and administrative decreased $18 million in the second quarter of 2019 primarily as a result of change in value of stock-based performance units tied to our total shareholder return (“TSR”) as compared to our peer group.
Provision (benefit) for income taxes reflects an effective tax rate from continuing operations of 17% in the second quarter of 2019, as compared to an effective tax rate of 31% in the second quarter of 2018. See Note 7 to the consolidated financial statements for more detail discussion concerning the rate changes.
Segment Income
Segment income represents income from continuing operations excluding certain items not allocated to operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. Gains or losses on dispositions, certain impairments, unrealized gains or losses on commodity derivative instruments, pension settlement losses, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income to net income:

	Three Months Ended June 30,
(In millions)	2019	2018	Increase (Decrease)
United States	$215	$123	$92
International	96	142	(46)
Segment income	311	265	46
Items not allocated to segments, net of income taxes	(150)	(169)	19
Net income	$161	$96	$65
United States segment income increased $92 million after-tax in the second quarter of 2019 primarily due to a net gain on commodity derivatives second quarter of 2019 versus a net loss in the second quarter of 2018.
International segment income decreased $46 million after-tax in the second quarter of 2019 primarily due to lower prices and net sales volumes as a result of natural field decline and additionally lower income from our equity method investments as a result of lower price realizations and sales volumes.
Results of Operations
Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Revenues from contracts with customers are presented by segment in the table below:

	Six Months Ended June 30,
(In millions)	2019	2018
Revenues from contracts with customers
United States	$2,262	$2,346
International	319	638
Segment revenues from contracts with customers	$2,581	$2,984

Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Six Months Ended June 30, 2018	Price Realizations	Net Sales Volumes	Six Months Ended June 30, 2019
United States Price/Volume Analysis
Crude oil and condensate	$1,932	$(247)	$195	$1,880
Natural gas liquids	218	(79)	22	161
Natural gas	184	(1)	(1)	182
Other sales	12			39
Total	$2,346			$2,262
International Price/Volume Analysis
Crude oil and condensate	$569	$(48)	$(247)	$274
Natural gas liquids	5	(1)	(1)	3
Natural gas	48	(12)	(8)	28
Other sales	16			14
Total	$638			$319
Net loss on commodity derivatives In the first six months of 2019, the net loss on commodity derivatives was $75 million, compared to the same period in 2018 which was a loss of $254 million. We have multiple crude oil derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 13 to the consolidated financial statements for further information.
Income from equity method investments decreased $55 million for the first six months of 2019 from the comparable 2018 period primarily due to lower prices as well as lower sales volumes driven by our planned turnaround in E.G. during the first quarter 2019.
Net gain on disposal of assets decreased $273 million for the first six months of 2019 primarily as a result of the sale of our Libya subsidiary for a pre-tax gain of $255 million in the first quarter of 2018. See Note 4 to the consolidated financial statements for information about dispositions.
Other income increased $32 million in the first six months of 2019 primarily as a result of indemnification of certain tax liabilities in connection with the closure of the 2010-2011 Federal Tax Audit with the IRS. The indemnity relates to tax and interest allocable to MPC as a result of the IRS Audit in accordance with the Tax Sharing Agreement. See Note 7 for further detail.
Production expenses for the first six months of 2019 decreased by $42 million compared to the same period in 2018. International decreased $23 million primarily due to the timing of our U.K. liftings, which resulted in lower sales volumes, as well as the sale of our Libya subsidiary in the first quarter of 2018. United States decreased $18 million primarily due to non-core asset dispositions in the Gulf of Mexico during the third quarter 2018 and due to reduced water hauling costs in the Northern Delaware, with all new wells on pipe in the second quarter.
The first six months of 2019 production expense rate (expense per boe) for our International segment decreased due to change in sales volume mix, which was impacted by the timing of liftings and the sale of our Libya subsidiary in 2018.
The following table provides production expense and production expense rates for each segment:

	Six Months Ended June 30,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Production Expense and Production Expense Rate	Expense			Rate
United States	$286	$304	(6)%	$5.04	$5.77	(13)%
International	$96	$119	(19)%	$5.40	$4.91	10%
Shipping, handling and other operating expenses increased $68 million in the first six months of 2019 from the comparable 2018 period, primarily as a result of increased sales volumes in our United States segment.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which decreased $32 million in the first six months of 2019.

The following table summarizes the components of exploration expenses:

	Six Months Ended June 30,
(In millions)	2019	2018	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$64	$81	(21)%
Dry well costs	5	12	(58)%
Geological and geophysical	9	14	(36)%
Other	7	10	(30)%
Total exploration expenses	$85	$117	(27)%
Depreciation, depletion and amortization decreased $43 million in the first six months of 2019 from the comparable 2018 period, primarily as a result of a decrease of $32 million in our International segment due to lower net sales volumes. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense.
The following table provides DD&A expense and DD&A expense rates for each segment:

	Six Months Ended June 30,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
DD&A Expense and DD&A Expense Rate	Expense			Rate
United States	$1,075	$1,084	(1)%	$18.98	$20.56	(8)%
International	$72	$104	(31)%	$4.06	$4.31	(6)%

Impairments decreased $18 million in the first six months of 2019 from the comparable 2018 period, primarily as a result of second quarter 2018 proved property impairments as a result of anticipated sales of certain non-core proved properties in our International and United States segments. See Note 10 for discussion of the impairments in further detail.
General and administrative decreased $24 million in the first six months of 2019 primarily as a result of change in value of stock-based performance units tied to our total shareholder return (“TSR”) as compared to our peer group.
Provision (benefit) for income taxes reflects an effective income tax rate of (52)% in the first six months of 2019, as compared to an effective tax rate of 32% from the comparable 2018 period. See Note 7 to the consolidated financial statements for more detail discussion concerning the components impacting the rate change.

Segment Income
Segment income represents income excluding certain items not allocated to operating segments, net of income taxes. Aportion of our corporate and operations general and administrative support costs are not allocated to the operating segments. Gains or losses on dispositions, certain impairments, unrealized gains or losses on commodity derivative instruments, pension settlement losses, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Six Months Ended June 30,
(In millions)	2019	2018	Increase (Decrease)
United States	$347	$248	40%
International	157	274	(43)%
Segment income	504	522	(3)%
Items not allocated to segments, net of income taxes	(169)	(70)	141%
Net income	$335	$452	(26)%
United States segment income increased $99 million after-tax in the first six months of 2019 from the comparable 2018 period primarily due to the loss related to commodity derivative positions in the first six months of 2018.
International segment income decreased $117 million after-tax in the first six months of 2019 from the comparable 2018 period primarily due to lower sales volumes as a result of the planned triennial turnaround in E.G. and the sale of our Libya subsidiary in the first quarter 2018.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2018 except as discussed below.
Fair Value Estimates - Goodwill
See Note 14 to the consolidated financial statements for further information regarding our annual goodwill impairment test.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.

Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
(In millions)	2019	2018
Sources of cash and cash equivalents
Operating activities	$1,312	$1,416
Disposal of assets, net of cash transferred to the buyer	69	1,183
Other	50	57
Total sources of cash and cash equivalents	$1,431	$2,656
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(1,262)	$(1,300)
Additions to other assets	42	(129)
Acquisitions, net of cash acquired	—	(25)
Purchases of common stock	(266)	(11)
Dividends paid	(82)	(85)
Other	(29)	(2)
Total uses of cash and cash equivalents	$(1,597)	$(1,552)
Cash flows generated from operating activities in the first six months of 2019 were 7% lower as commodity price realizations decreased while net sales volumes remained flat compared to 2018. Consolidated average crude oil and condensate price realizations, inclusive of the impacts of realized gains and losses on commodity derivatives, decreased by approximately 5% during the first six months of 2019 as compared to the prior period.
Proceeds from the disposals of assets for the first six months of 2019 were primarily related to the final proceeds received from the sale of non-operated interest in the Atrush block in Kurdistan. Proceeds from the disposals of assets for the first six months of 2018 were primarily related to the final proceeds received from the sale of our Canadian business and sale of our non-operated interest in Libya. See Note 4 to the consolidated financial statements for further information concerning dispositions.
Additions to property, plant and equipment in the first six months of 2019 were consistent with expectations relative to our $2.6 billion Capital Budget, which includes approximately $2.4 billion of development capital and $200 million to fund resource play leasing and exploration (“REx”). The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Six Months Ended June 30,
(In millions)	2019	2018
United States	$1,292	$1,252
International	15	22
Corporate	8	10
Total capital expenditures	1,315	1,284
Change in capital expenditure accrual	(53)	16
Total use of cash and cash equivalents for property, plant and equipment	$1,262	$1,300
Additions to other assets of $42 million relates to the clearing of deposits related to our resource play leasing and exploration program to property, plant and equipment during the first six months of 2019. During the first six months of 2019, our REx capital expenditures totaled $74 million, inclusive of costs included within property, plant and equipment and other assets. During the first six months of 2018, additions to other assets related to REx capital expenditures, with total REx expenditures of $248 million, inclusive of costs included within property, plant and equipment, other assets and acquisitions.
The Board of Directors approved a $0.05 per share dividend for each of the fourth quarter of 2018 and the first quarter of 2019, which were paid in the first and second quarters of 2019. See Capital Requirements below for additional information about dividends.
In the first six months of 2019, we acquired approximately 16 million common shares at a cost of $250 million, which were held as treasury stock. See Note 16 to the consolidated financial statements for further information.

Liquidity and Capital Resources
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions, and our revolving Credit Facility. At June 30, 2019, we had approximately $4.4 billion of liquidity consisting of $1.0 billion in cash and cash equivalents and $3.4 billion available under our revolving Credit Facility. Our working capital requirements are supported by these sources and we may issue either commercial paper backed by our Credit Facility or draw on our revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities, and other amounts that may ultimately be paid in connection with contingencies.
General economic conditions, commodity prices, and financial, business and other factors could affect our operations and our ability to access the capital markets. In the second quarter 2019, we were upgraded to investment grade by Moody’s Investor Services; and were also upgraded by S&P. Our corporate credit ratings as of June 30, 2019 are: Standard & Poor’s Ratings Services BBB (stable); Fitch Ratings BBB (stable); and Moody’s Investor Services, Inc. Baa3 (stable). We are now rated investment grade at all three primary credit rating agencies. In addition, we also have the ability to borrow on our U.S. commercial paper program, which is backed by the revolving credit facility. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital, and could result in additional credit support requirements. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of how a further downgrade in our credit ratings could affect us.
Capital Resources
Credit Arrangements and Borrowings
At June 30, 2019, we had no borrowings against our Credit Facility or under our U.S. commercial paper program that is backed by the Credit Facility.
At June 30, 2019, we had $5.5 billion of total debt outstanding, of which $600 million is due June 2020. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Asset Disposal
In the second quarter of 2019, we closed on the sale of our 15% non-operated interest in the Atrush block in Kurdistan for proceeds of $63 million, before closing adjustments. See Note 4 to the consolidated financial statements for further information concerning dispositions.
In July 2019, we closed on the sale of our U.K. business (Marathon Oil U.K. LLC and Marathon Oil West of Shetlands Limited), which resulted in proceeds of approximately $95 million and reflects the assumption by RockRose Energy PLC (the buyer) of the U.K. business’ working capital and cash equivalent balances of approximately $345 million and the U.K. asset retirement obligations of $966 million.
The transaction has an effective date of January 1, 2019.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of the fiscal quarter. Our debt-to-capital ratio was 31% at June 30, 2019 and at December 31, 2018.
Capital Requirements
Share Repurchase Program
In the six months ended June 30, 2019, we acquired approximately 16 million common shares at a cost of $250 million under our share repurchase program. The current remaining share repurchase authorization is $1.5 billion.

Other Expected Cash Outflows
On July 31, 2019, our Board of Directors approved a dividend of $0.05 per share for the second quarter of 2019 payable September 10, 2019 to stockholders of record at the close of business on August 21, 2019.
As of June 30, 2019, we plan to make contributions of up to $12 million to our funded pension plans during the remainder of 2019.
Contractual Cash Obligations
In the first quarter of 2019, we entered into various transportation and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities, which have varying terms extending as far as 2027. Future commitments remaining as of June 30, 2019 under the arrangements amount to $564 million, of which $10 million is expected to be incurred in the remainder of 2019, $54 million in 2020, $75 million in 2021, $76 million in 2022, $78 million in 2023, and $271 million thereafter.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, reserve estimates, asset quality, production guidance, drilling plans, capital plans, cost and expense estimates, asset acquisitions and dispositions, future financial position and other plans and objectives for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:

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
Commodity Price Risk
As of June 30, 2019, we had various open commodity derivatives related to crude oil with a net asset position of $25 million. Based on the June 30, 2019 published index prices, a hypothetical 10% change (per bbl for crude oil) increases (decreases) the fair values of our net commodity derivative open positions as follows:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Crude oil derivatives	$(35)	$37

Interest Rate Risk
At June 30, 2019 our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.5 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019.
During the first six months of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended June 30, 2019 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
04/01/2019 – 04/30/2019	1,950,289	$17.56	1,939,827	$751,964,257
05/01/2019 – 05/31/2019	8,701,662	$15.48	8,699,788	$617,286,263
06/01/2019 – 06/30/2019	4,988,831	$13.43	4,988,831	$550,286,171
Total	15,640,782	$15.09	15,628,446

(a)	12,336 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.

(b)
In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, by $1.2 billion in December 2013, and by $950 million in July 2019 for a total authorized amount of $7.2 billion.

As of June 30, 2019, we have repurchased 174 million common shares at a cost of approximately $5.6 billion, excluding transaction fees and commissions. In the second quarter of 2019, share repurchases were approximately $236 million, excluding transaction fees and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of June 30, 2019 were held as treasury stock.

Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2019		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
Gary E. Wilson
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)

Exhibit Index

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request.	10-K	4.2	2/28/2014
10.1*	Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers
10.2*	Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers
10.3*	Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Section 16 Officers
10.4*	Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Directors
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.