Form 10-Q
period 2019-09-30
MARATHON OIL CORP
filed 2019-11-07
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 799,928,541 shares of Marathon Oil Corporation common stock outstanding as of October 31, 2019.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues and other income:
Revenues from contracts with customers	$1,249	$1,538	$3,830	$4,522
Net gain (loss) on commodity derivatives	47	(70)	(28)	(324)
Income from equity method investments	21	64	63	161
Net gain on disposal of assets	22	16	56	323
Other income	6	119	54	135
Total revenues and other income	1,345	1,667	3,975	4,817
Costs and expenses:
Production	163	215	543	637
Shipping, handling and other operating	138	152	462	408
Exploration	22	56	107	173
Depreciation, depletion and amortization	622	626	1,781	1,828
Impairments	—	8	24	50
Taxes other than income	81	86	232	215
General and administrative	82	101	263	306
Total costs and expenses	1,108	1,244	3,412	3,617
Income from operations	237	423	563	1,200
Net interest and other	(64)	(58)	(177)	(168)
Other net periodic benefit costs	2	(8)	9	(11)
Income before income taxes	175	357	395	1,021
Provision (benefit) for income taxes	10	103	(105)	315
Net income	$165	$254	$500	$706
Net income per share:
Basic	$0.21	$0.30	$0.62	$0.83
Diluted	$0.21	$0.30	$0.62	$0.83
Weighted average common shares outstanding:
Basic	802	848	813	852
Diluted	803	849	813	853
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net income	$165	$254	$500	$706
Other comprehensive income (loss), net of tax
Postretirement and postemployment plans:
Change in actuarial gain (loss) in postretirement and postemployment plans	77	20	64	37
Income tax provision	(39)	—	(39)	—
Postretirement and postemployment plans, net of tax	38	20	25	37
Foreign currency translation:
Foreign currency translation adjustment related to sale of U.K. business	30	—	30	—
Income tax provision	(7)	—	(7)	—
Foreign currency translation, net of tax	23	—	23	—
Other, net of tax	1	—	1	4
Other comprehensive income	62	20	49	41
Comprehensive income	$227	$274	$549	$747
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except par value and share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,165	$1,462
Receivables, less reserve of $12 and $11	1,148	1,079
Inventories	71	96
Other current assets	136	257
Current assets held for sale	—	27
Total current assets	2,520	2,921
Equity method investments	667	745
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $17,366 and $21,830	16,717	16,804
Goodwill	95	97
Other noncurrent assets	374	723
Noncurrent assets held for sale	—	31
Total assets	$20,373	$21,321
Liabilities
Current liabilities:
Accounts payable	$1,374	$1,320
Payroll and benefits payable	92	154
Accrued taxes	86	181
Other current liabilities	227	170
Long-term debt due within one year	600	—
Current liabilities held for sale	—	7
Total current liabilities	2,379	1,832
Long-term debt	4,903	5,499
Deferred tax liabilities	183	199
Defined benefit postretirement plan obligations	174	195
Asset retirement obligations	198	1,081
Deferred credits and other liabilities	265	279
Noncurrent liabilities held for sale	—	108
Total liabilities	8,102	9,193
Commitments and contingencies
Stockholders’ Equity
Preferred stock - no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at September 30, 2019 and December 31, 2018)	937	937
Held in treasury, at cost – 136 million shares and 118 million shares	(4,028)	(3,816)
Additional paid-in capital	7,197	7,238
Retained earnings	8,053	7,706
Accumulated other comprehensive income	112	63
Total stockholders’ equity	12,271	12,128
Total liabilities and stockholders’ equity	$20,373	$21,321
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$500	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,781	1,828
Impairments	24	50
Exploratory dry well costs and unproved property impairments	85	144
Net gain on disposal of assets	(56)	(323)
Deferred income taxes	(34)	62
Net loss on derivative instruments	28	324
Net settlements of derivative instruments	41	(255)
Pension and other post retirement benefits, net	(51)	(60)
Stock-based compensation	45	44
Equity method investments, net	26	42
Changes in:
Current receivables	(99)	(389)
Inventories	4	(11)
Current accounts payable and accrued liabilities	(164)	334
Other current assets and liabilities	108	—
All other operating, net	(189)	(117)
Net cash provided by operating activities	2,049	2,379
Investing activities:
Additions to property, plant and equipment	(1,934)	(2,069)
Additions to other assets	41	(135)
Acquisitions, net of cash acquired	—	(25)
Disposal of assets, net of cash transferred to the buyer	(84)	1,249
Equity method investments - return of capital	51	48
All other investing, net	2	11
Net cash used in investing activities	(1,924)	(921)
Financing activities:
Purchases of common stock	(296)	(349)
Dividends paid	(122)	(128)
All other financing, net	(4)	22
Net cash used in financing activities	(422)	(455)
Effect of exchange rate on cash and cash equivalents	—	(2)
Net increase (decrease) in cash and cash equivalents	(297)	1,001
Cash and cash equivalents at beginning of period	1,462	563
Cash and cash equivalents at end of period	$1,165	$1,564
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Nine Months Ended September 30, 2018
December 31, 2017 Balance	$—	$937	$(3,325)	$7,379	$6,779	$(62)	11,708
Shares issued - stock-based compensation	—	—	158	(93)	—	—	65
Shares repurchased	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	—	(49)	—	—	(49)
Net income	—	—	—	—	356	—	356
Other comprehensive income (loss)	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.05)	—	—	—	—	(42)	—	(42)
March 31, 2018 Balance	$—	$937	$(3,175)	$7,237	$7,093	$(58)	$12,034
Shares issued - stock-based compensation	—	—	40	(15)	—	—	25
Shares repurchased	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	—	5	—	—	5
Net income	—	—	—	—	96	—	96
Other comprehensive income (loss)	—	—	—	—	—	17	17
Dividends paid (per share amount of $0.05)	—	—	—	—	(43)	—	(43)
June 30, 2018 Balance	$—	$937	$(3,137)	$7,227	$7,146	$(41)	$12,132
Shares issued - stock-based compensation	—	—	21	(7)	—	—	14
Shares repurchased	—	—	(339)	—	—	—	(339)
Stock-based compensation	—	—	—	6	—	—	6
Net income	—	—	—	—	254	—	254
Other comprehensive income (loss)	—	—	—	—	—	20	20
Dividends paid (per share amount of $0.05)	—	—	—	—	(43)	—	(43)
September 30, 2018 Balance	$—	$937	$(3,455)	$7,226	$7,357	$(21)	$12,044
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Nine Months Ended September 30, 2019
December 31, 2018 Balance	$—	$937	$(3,816)	$7,238	$7,706	$63	12,128
Cumulative-effect adjustment (Note 2)	—	—	—	—	(31)	—	(31)
Shares issued - stock based compensation	—	—	101	(39)	—	—	62
Shares repurchased	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	(50)	—	—	(50)
Net income (loss)	—	—	—	—	174	—	174
Other comprehensive income (loss)	—	—	—	—	—	(4)	(4)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
March 31, 2019 Balance	$—	$937	$(3,745)	$7,149	$7,808	$59	$12,208
Shares issued - stock-based compensation	—	—	(3)	5	—	—	2
Shares repurchased	—	—	(236)	—	—	—	(236)
Stock-based compensation	—	—	—	16	—	—	16
Net income	—	—	—	—	161	—	161
Other comprehensive income (loss)	—	—	—	—	—	(9)	(9)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
June 30, 2019 Balance	$—	$937	$(3,984)	$7,170	$7,928	$50	$12,101
Shares issued - stock-based compensation	—	—	(14)	9	—	—	(5)
Shares repurchased	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	18	—	—	18
Net income	—	—	—	—	165	—	165
Other comprehensive income (loss)	—	—	—	—	—	62	62
Dividends paid (per share amount of $0.05)	—	—	—	—	(40)	—	(40)
September 30, 2019 Balance	$—	$937	$(4,028)	$7,197	$8,053	$112	$12,271
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K. The results of operations for the third quarter and first nine months of 2019 are not necessarily indicative of the results to be expected for the full year.
Reclassifications
We have reclassified certain prior year amounts in the consolidated statements of cash flows within the operating activities section to present it on a basis comparable with the current year’s presentation with no impact to net cash provided by operating activities.
2.    Accounting Standards
Not Yet Adopted
Financial instruments – credit losses
In June 2016, the FASB issued a new accounting standards update that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standard requires the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This standard is effective for us in the first quarter of 2020 and will be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. We continue to evaluate the provisions of this accounting standards update and do not expect a material impact on our consolidated results of operations, financial position and cash flows.
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
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 6 million and 5 million of stock options for the three and nine months ended September 30, 2019, and 5 million and 6 million of stock options for the three and nine months ended September 30, 2018, that were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income	$165	$254	$500	$706

Weighted average common shares outstanding	802	848	813	852
Effect of dilutive securities	1	1	—	1
Weighted average common shares, diluted	803	849	813	853
Net income per share:
Basic	$0.21	$0.30	$0.62	$0.83
Diluted	$0.21	$0.30	$0.62	$0.83

Dividends per share	$0.05	$0.05	$0.15	$0.15

4.    Acquisitions
In the fourth quarter of 2019, we entered into agreements to acquire approximately 40,000 net acres in a Texas Delaware oil play in West Texas for $106 million, subject to closing adjustments. These transactions are expected to close later this year.
During the fourth quarter of 2019, we entered into an agreement to purchase approximately 18,000 net acres in the Eagle Ford for $185 million, subject to closing adjustments. This transaction is expected to close early 2020.
5.    Dispositions
United States Segment
In the second quarter of 2018, we entered into separate agreements to sell non-core, non-operated conventional properties, primarily in the Gulf of Mexico. These transactions closed during the third quarter of 2018.
International Segment
On July 1, 2019, we closed on the sale of our U.K. business (Marathon Oil U.K. LLC and Marathon Oil West of Shetlands Limited), for proceeds of $95 million which reflects the assumption by RockRose Energy PLC (“RockRose”) of the U.K. business’ working capital and cash equivalent balances of approximately $345 million on December 31, 2018. During the third quarter of 2019, we recognized a pre-tax gain of $14 million. As of September 30, 2019, we continue to have surety bonds outstanding that guarantee our decommissioning liabilities related to the Marathon Oil U.K. LLC (“MOUK”) assets and recognized a liability and corresponding expense of approximately $6 million related to the estimated fair value of our exposure to these surety bonds (see Note 23 for further detail). Income before taxes relating to our U.K. business for the three months ended September 30, 2019 and 2018, was nil and $132 million; and for the nine months ended September 30, 2019 and 2018, was $37 million and $239 million.

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
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas.
United States

	Three Months Ended September 30, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$336	$452	$116	$88	$25	$1,017
Natural gas liquids	23	6	28	5	2	64
Natural gas	28	8	37	3	5	81
Other	1	—	—	—	9	10
Revenues from contracts with customers	$388	$466	$181	$96	$41	$1,172

	Three Months Ended September 30, 2018
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$436	$447	$114	$59	$34	$1,090
Natural gas liquids	70	19	48	12	3	152
Natural gas	36	9	46	6	5	102
Other	—	—	—	—	3	3
Revenues from contracts with customers	$542	$475	$208	$77	$45	$1,347

	Nine Months Ended September 30, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,004	$1,277	$304	$229	$83	$2,897
Natural gas liquids	88	31	81	20	5	225
Natural gas	94	26	118	10	15	263
Other	4	—	—	—	45	49
Revenues from contracts with customers	$1,190	$1,334	$503	$259	$148	$3,434

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,196	$1,182	$340	$173	$131	$3,022
Natural gas liquids	157	51	130	24	8	370
Natural gas	102	27	127	13	17	286
Other	3	—	—	—	12	15
Revenues from contracts with customers	$1,458	$1,260	$597	$210	$168	$3,693
International

	Three Months Ended September 30, 2019
(In millions)	E.G.	U.K.	Other International	Total
Crude oil and condensate	$67	$—	$—	$67
Natural gas liquids	1	—	—	1
Natural gas	8	—	—	8
Revenues from contracts with customers	$77	$—	$—	$77

	Three Months Ended September 30, 2018
(In millions)	E.G.	U.K.	Other International	Total
Crude oil and condensate	$100	$41	$20	$161
Natural gas liquids	1	1	—	2
Natural gas	9	11	—	20
Other	—	8	—	8
Revenues from contracts with customers	$110	$61	$20	$191

	Nine Months Ended September 30, 2019
(In millions)	E.G.	U.K.	Other International	Total
Crude oil and condensate	$215	$107	$19	$341
Natural gas liquids	3	1	—	4
Natural gas	24	12	—	36
Other	1	14	—	15
Revenues from contracts with customers	$243	$134	$19	$396

	Nine Months Ended September 30, 2018
(In millions)	E.G.	U.K.	Libya	Other International	Total
Crude oil and condensate	$271	$207	$187	$65	$730
Natural gas liquids	3	4	—	—	7
Natural gas	28	31	9	—	68
Other	—	24	—	—	24
Revenues from contracts with customers	$302	$266	$196	$65	$829

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Contract receivables and liabilities
The following table provides information about receivables and contract assets (liabilities) from contracts with customers.

(In millions)	September 30, 2019	January 1, 2019
Receivables from contracts with customers, included in receivables, less reserves	$822	$714
Contract asset (liability)	$—	$(1)

The contract liability balance on January 1, 2019 primarily relates to the advance consideration received from customers for crude oil sales and processing services in the U.K. Subsequent to the sale of our U.K. business, we no longer hold this contract liability.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Changes in the contract asset (liability) balance during the period are as follows.

(In millions)	Nine Months Ended September 30, 2019
Contract asset (liability) balance as of January 1, 2019	$(1)
Revenue recognized as performance obligations are satisfied	74
Amounts invoiced to customers	(52)
Contract asset (liability) transferred to buyer(a)	(21)
Contract asset (liability) balance as of September 30, 2019	$—

(a)	Refer to Note 5 for further information on the sale of our U.K. business.
7.    Segment Information
We have two reportable operating segments. Both of these segments are organized and managed based upon geographic location and the nature of the products and services offered.

•	United States (“U.S.”) – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States

•
International (“Int’l”) – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States as well as produces and markets products manufactured from natural gas, such as LNG and methanol, in Equatorial Guinea (“E.G.”)

Information regarding assets by segment is not presented because it is not reviewed by the chief operating decision maker (“CODM”). Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, certain property impairments, unrealized gains or losses on commodity derivative instruments, pension settlement losses or other items (as determined by the CODM) are not allocated to operating segments.

	Three Months Ended September 30, 2019
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,172	$77	$—		$1,249
Net gain (loss) on commodity derivatives	14	—	33	(b)	47
Income from equity method investments	—	21	—		21
Net gain on disposal of assets	—	—	22	(c)	22
Other income	3	2	1		6
Less costs and expenses:
Production	147	16	—		163
Shipping, handling and other operating	137	1	—		138
Exploration	22	—	—		22
Depreciation, depletion and amortization	589	25	8		622
Taxes other than income	80	—	1		81
General and administrative	34	5	43		82
Net interest and other	—	—	64		64
Other net periodic benefit costs	—	—	(2)		(2)
Income tax provision	—	10	—		10
Segment income (loss)	$180	$43	$(58)		$165
Capital expenditures(a)	$667	$1	$7		$675

(a)	Includes accruals.

(b)	Unrealized gain on commodity derivative instruments (See Note 14).

(c)	Primarily related to the sale of our U.K. business (See Note 5).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2018
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,347	$191	$—		$1,538
Net gain (loss) on commodity derivatives	(89)	—	19	(b)	(70)
Income from equity method investments	—	64	—		64
Net gain on disposal of assets	—	—	16	(c)	16
Other income	2	4	113	(d)	119
Less costs and expenses:
Production	172	43	—		215
Shipping, handling and other operating	136	16	—		152
Exploration	55	1	—		56
Depreciation, depletion and amortization	571	49	6		626
Impairments	—	—	8	(e)	8
Taxes other than income	86	—	—		86
General and administrative	37	7	57		101
Net interest and other	—	—	58		58
Other net periodic benefit costs	—	(3)	11	(f)	8
Income tax provision	2	30	71		103
Segment income (loss)	$201	$116	$(63)		$254
Capital expenditures(a)	$691	$6	$7		$704

(a)	Includes accruals.

(b)	Unrealized gain on commodity derivative instruments (See Note 14).

(c)	Sales of certain non-core proved properties in our International and United States segments.

(d)	Reduction of our asset retirement obligation in our International segment (See Note 12).

(e)	Due to the anticipated sale of non-core property in our International segment (See Note 11).

(f)	Includes pension settlement loss of $10 million (See Note 19).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2019
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$3,434	$396	$—		$3,830
Net gain (loss) on commodity derivatives	41	—	(69)	(b)	(28)
Income from equity method investments	—	63	—		63
Net gain on disposal of assets	—	—	56	(c)	56
Other income	8	7	39	(d)	54
Less costs and expenses:
Production	433	112	(2)		543
Shipping, handling and other operating	424	24	14		462
Exploration	107	—	—		107
Depreciation, depletion and amortization	1,664	97	20		1,781
Impairments	—	—	24	(e)	24
Taxes other than income	233	—	(1)		232
General and administrative	94	20	149		263
Net interest and other	—	—	177		177
Other net periodic benefit costs	—	(3)	(6)		(9)
Income tax provision (benefit)	1	16	(122)	(f)	(105)
Segment income (loss)	$527	$200	$(227)		$500
Capital expenditures(a)	$1,959	$16	$15		$1,990

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 14).

(c)	Primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico) and the sale of our U.K. business (See Note 5).

(d)	Primarily related to the indemnification of certain tax liabilities in connection with the 2010-2011 Federal Tax Audit (See Note 8).

(e)	Primarily a result of anticipated sales of non-core proved properties in our International and United States segments (See Note 11).

(f)	Primarily relates to the settlement of the 2010-2011 Federal Tax Audit (See Note 8).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$3,693	$829	$—		$4,522
Net gain (loss) on commodity derivatives	(255)	—	(69)	(b)	(324)
Income from equity method investments	—	161	—		161
Net gain on disposal of assets	—	—	323	(c)	323
Other income	7	7	121	(d)	135
Less costs and expenses:
Production	476	162	(1)		637
Shipping, handling and other operating	364	45	(1)		408
Exploration	170	3	—		173
Depreciation, depletion and amortization	1,655	153	20		1,828
Impairments	—	—	50	(e)	50
Taxes other than income	218	—	(3)		215
General and administrative	108	25	173		306
Net interest and other	—	—	168		168
Other net periodic benefit costs	—	(7)	18	(f)	11
Income tax provision	5	226	84		315
Segment income (loss)	$449	$390	$(133)		$706
Capital expenditures(a)	$1,943	$28	$17		$1,988

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 14).

(c)	Primarily related to the gain on sale of our Libya subsidiary (See Note 5).

(d)	Reduction of our asset retirement obligation in our International segment (See Note 12).

(e)	Due to the anticipated sales of certain non-core proved properties in our International and United States segments (See Note 11).

(f)	Includes pension settlement loss of $16 million (See Note 19).

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
For the three and nine months ended September 30, 2019 and 2018, our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective income tax expense (benefit) rate(a)	6%	29%	(27)%	31%

(a)	In all periods presented, we maintained our valuation allowance on our net federal deferred tax assets in the U.S.
The following items caused the effective income tax rates to be different from our U.S. statutory tax rate of 21% for 2019 and 2018:

•
Income taxes for the third quarter of 2019 were impacted by the income mix between domestic and international operations. Income taxes for the nine months ended September 30, 2019 were impacted by the settlement of the 2010-2011 U.S. Federal Tax Audit (“IRS Audit”) in the first quarter of 2019, resulting in a tax benefit of $126 million. Additionally, in the first quarter of 2019, we recorded a non-cash deferred tax benefit of $18 million in the U.K. related to an internal restructuring. These two items are discrete to the first nine months of 2019. Excluding these discrete adjustments, the effective income tax rate for the first nine months of 2019 was an expense of 10%.

•
Income taxes for the third quarter of 2018 were impacted by deferred tax expense in the U.K. During the nine months ended September 30, 2018, income taxes were impacted by the tax expense in Libya of $162 million.

As a result of the IRS Audit settlement in the first quarter of 2019, the uncertain tax positions previously established are now effectively settled. The release of the accrued uncertain tax positions resulted in a $126 million tax benefit, primarily related to the additional alternative minimum tax (“AMT”) credits, see Note 23 for further detail.
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

(In millions)	September 30, 2019	December 31, 2018
Crude oil and natural gas	$9	$11
Supplies and other items	62	85
Inventories	$71	$96

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

10.    Property, Plant and Equipment

(In millions)	September 30, 2019	December 31, 2018
United States	$16,127	$16,011
International	512	710
Corporate	78	83
Net property, plant and equipment	$16,717	$16,804

We had no exploratory well costs capitalized greater than one year as of September 30, 2019 and December 31, 2018.
11.    Impairments
The following table summarizes impairment charges of proved properties. Additionally, it presents the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Three Months Ended September 30,
	2019		2018
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$—	$39	$8

	Nine Months Ended September 30,
	2019		2018
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$56	$24	$108	$50

•
2019 – During the nine months ended September 30, 2019, we recorded pre-tax non-cash proved property impairments of $24 million, primarily as a result of anticipated sales for certain non-core proved properties in our United States segment and the sale of our non-operated interest in the Atrush block (Kurdistan) in our International segment. The related fair value was measured using the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification. See Note 5 for further detail.

•
2018 – During the nine months ended September 30, 2018, we recorded pre-tax non-cash proved property impairments of $50 million, to a fair value of $108 million, primarily as a result of anticipated sales for certain non-core proved properties in our International and United States segments. The related fair value measurement utilized the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

12.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations for the nine months ended were as follows:

	September 30,
(In millions)	2019	2018
Beginning balance	$1,145	$1,483
Incurred liabilities, including acquisitions	25	10
Settled liabilities, including dispositions	(1,106)	(105)
Accretion expense (included in depreciation, depletion and amortization)	29	53
Revisions of estimates	15	(130)
Held for sale	108	(10)
Ending balance	$216	$1,301

September 30, 2019

•	Settled liabilities primarily relates to the sale of our U.K. business, which closed during the third quarter of 2019.

•
Held for sale reflects a transfer to settled liabilities during 2019. This transfer was primarily related to the Droshky field (Gulf of Mexico), which was considered held for sale at year-end 2018 and closed in the first quarter of 2019.

•	Ending balance includes $18 million classified as short-term at September 30, 2019.
September 30, 2018

•
Settled liabilities primarily relate to the sale of non-core, non-operated conventional properties in the Gulf of Mexico as well as retirements in the U.K. See Note 5 for discussion of these divestitures in further detail.

•	Revisions of estimates were primarily due to the acceleration of U.K. abandonment activities to capture favorable market conditions and lower estimated abandonment costs.

•	Ending balance includes $58 million classified as short-term at September 30, 2018.
13. Leases
Supplemental balance sheet information related to leases was as follows:

(In millions)		September 30, 2019
Operating Leases:	Balance Sheet Location:
ROU asset	Other noncurrent assets	$226
Current portion of long-term lease liability	Other current liabilities	$104
Long-term lease liability	Deferred credits and other liabilities	$127

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
Our leased assets may be used in joint oil and gas operations with other working interest owners. We recognize lease liabilities and ROU assets only when we are the signatory to a contract as an operator of joint properties. Such lease liabilities and ROU assets are determined based on gross contractual obligations. As we use the leased assets for joint operations, we have the contractual right to recover the other working interest owners’ share of lease costs. As a result, our lease costs are presented on a net basis, reduced for any costs recoverable from other working interest owners. The table below presents our net lease costs as of September 30, 2019 with the majority of operating lease costs expensed as incurred, while the majority of the short-term and variable term lease costs are capitalized into property, plant and equipment.

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease costs:
Operating lease costs(a)	$21	$61
Short-term lease costs(b)	94	251
Variable lease costs(c)	24	96
Total lease costs	$139	$408

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities		$71
ROU assets obtained in exchange for new operating lease liabilities(d)		296

(a)	Represents our net share of the ROU asset amortization and the interest expense.

(b)	Represents our net share of lease costs arising from leases of less than one year but longer than one month that were not included in the lease liability.

(c)	Represents our net share of variable lease payments that were not included in the lease liability.

(d)
Represents the cumulative value of ROU assets recognized at lease inception during the first nine months of 2019.  This amount is then amortized as we utilize the ROU asset, the net effect of which is the ending ROU asset of $226 million (first table above).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

We use our periodic incremental borrowing rate to discount future contractual payments to their present values. The weighted average lease term and the discount rate relevant to long-term leases were three years and 4% as of September 30, 2019. The remaining annual undiscounted cash flows associated with long-term leases and the reconciliation of these cash flows to the lease liabilities recognized on the consolidated balance sheet is summarized below.

(In millions)	Operating Lease Obligations
2019	$35
2020	107
2021	62
2022	34
2023	4
Thereafter	1
Total undiscounted lease payments	$243
Less: amount representing interest	12
Total operating lease liabilities	$231
Less: current portion of long-term lease liability as of September 30, 2019	104
Long-term lease liability as of September 30, 2019	$127

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
Our wholly-owned subsidiary, Marathon E.G. Production Limited, is a lessor for residential housing in Equatorial Guinea, which is occupied by EGHoldings, a related party equity method investee – see Note 22. The lease was classified as an operating lease and expires in 2024, with a lessee option to extend through 2034. Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year. Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below.

(In millions)	Operating Lease Future Cash Receipts
2019	$2
2020	6
2021	6
2022	6
2023	6
Thereafter	67
Total undiscounted cash flows	$93

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The new Houston office location is expected to be completed in 2021. The lessor and other participants are providing financing for up to $380 million, to fund the estimated project costs. As of September 30, 2019, project costs incurred totaled approximately $54 million, primarily for land acquisition and initial design costs. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
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

	September 30, 2019
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$58	$5	$53	Other current assets
Commodity	6	—	6	Other noncurrent assets
Commodity	—	1	(1)	Deferred credits and other liabilities
Total Not Designated as Hedges	$64	$6	$58

Cash Flow Hedges
Interest Rate	$—	$1	$(1)	Deferred credits and other liabilities
Total Designated Hedges	$—	$1	$(1)
Total	$64	$7	$57

	December 31, 2018
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$131	$—	$131	Other current assets
Commodity	—	4	(4)	Deferred credits and other liabilities
Total Not Designated as Hedges	$131	$4	$127

Derivatives Not Designated as Hedges
We have entered into multiple crude oil derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted United States sales through 2021. These derivatives consist of three-way collars, basis swaps and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. These crude oil derivatives were not designated as hedges.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth outstanding derivative contracts as of September 30, 2019, and the weighted average prices for those contracts:

	2019	2020	2021
Crude Oil	Fourth Quarter	Full Year	Full Year
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	80,000	42,945	—
Weighted average price per Bbl:
Ceiling	$74.19	$65.58	$—
Floor	$56.75	$55.00	$—
Sold put	$49.50	$47.77	$—
Basis Swaps - Argus WTI Midland (a)
Volume (Bbls/day)	15,000	15,000	—
Weighted average price per Bbl	$(1.40)	$(0.94)	$—
Basis Swaps - Net Energy Clearbrook (b)
Volume (Bbls/day)	2,000	—	—
Weighted average price per Bbl	$(3.33)	$—	$—
Basis Swaps - NYMEX WTI / ICE Brent (c)
Volume (Bbls/day)	5,000	5,000	808
Weighted average price per Bbl	$(7.24)	$(7.24)	$(7.24)
Basis Swaps - Argus WTI Houston (d)
Volume (Bbls/day)	10,000	—	—
Weighted average price per Bbl	$5.51	$—	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	60,000	—	—
Weighted average price per Bbl	$0.38	$—	$—

(a)	The basis differential price is indexed against Argus WTI Midland.

(b)	The basis differential price is indexed against Net Energy Canada Bakken SW at Clearbrook (“UHC”).

(c)	The basis differential price is indexed against International Commodity Exchange (“ICE”) Brent and NYMEX WTI.

(d)	The basis differential price is indexed against Argus WTI Houston.
Between October 1, 2019 and November 5, 2019, we entered into 100,000 MMBtu/day of three-way collars for January - March 2020 with a ceiling price of $3.32, a floor price of $2.75 and a sold put price of $2.25.
The mark-to-market impact and settlement of the commodity derivative instruments as of September 30, 2019 appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Mark-to-market gain (loss)	$33	$19	$(69)	$(69)
Net settlements of commodity derivative instruments	$14	$(89)	$41	$(255)
Derivatives Designated as Cash Flow Hedges
In September 2019, we entered into forward starting interest rate swaps with a total notional amount of $160 million to hedge variations in cash flows related to the 1-month London Interbank Offered Rate (“LIBOR”) component of future lease payments of our future Houston office. These swaps will settle monthly on the same day the lease payment is made with the first swap settlement occurring in January 2022. We expect the first lease payment to commence sometime in the period from December 2021 to May 2022. The last swap will mature on September 9, 2026. See Note 13 for further details regarding the lease of the new Houston office.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our interest rate swap agreements, including the weighted average LIBOR-based, fixed rate.

	September 30, 2019		December 31, 2018
(In millions, except fixed rates)	Aggregate Notional Amount	Weighted Average, LIBOR	Aggregate Notional Amount	Weighted Average, LIBOR
Interest rate swaps	$160	1.50%	$—	—%

At September 30, 2019, accumulated other comprehensive income included deferred losses of $1 million related to forward starting interest rate swaps. No amounts related to these swaps are expected to impact the consolidated statements of income in the next 12 months.
15.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by hierarchy level.

	September 30, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$61	$—	$61
Derivative instruments, assets	$—	$61	$—	$61
Derivative instruments, liabilities
Commodity(a)	$(3)	$—	$—	$(3)
Interest rate	$—	$(1)	$—	$(1)
Derivative instruments, liabilities	$(3)	$(1)	$—	$(4)

(a)	Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 14.

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$21	$106	$—	$127
Derivative instruments, assets	$21	$106	$—	$127
Derivative instruments, liabilities
Derivative instruments, liabilities	$—	$—	$—	$—

(a)	Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 14.
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
The forward starting interest rate swaps are measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 14 for detail on the forward starting interest rate swaps.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Estimates - Goodwill
As of September 30, 2019, our consolidated balance sheet included goodwill of $95 million. Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value may have been reduced below its carrying value. Goodwill is tested for impairment at the reporting unit level. Our reporting units are the same as our reporting segments, of which only the International reporting unit includes goodwill. Our policy is to first assess the qualitative factors in order to determine whether the fair value of our International reporting unit is more likely than not less than its carrying amount. Certain qualitative factors used in our evaluation include, among other things, the results of the most recent quantitative assessment of goodwill (second quarter of 2017); macroeconomic conditions; industry and market conditions (including commodity prices and cost factors); overall financial performance; and other relevant entity-specific events. If, after considering these events and circumstances we determine that it is more likely than not the fair value of the International reporting unit is less than its carrying amount, the quantitative goodwill test is performed.
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
Fair Values – Nonrecurring
For detail on our fair values for nonrecurring items see Note 5 , for detail related to an outstanding guarantee related to our U.K. disposition and Note 11 for detail related to impairments.
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$4	$4	$3	$3
Other noncurrent assets	29	35	76	81
Total financial assets	$33	$39	$79	$84
Financial liabilities
Other current liabilities	$75	$103	$37	$58
Long-term debt, including current portion(a)	6,018	5,529	5,469	5,528
Deferred credits and other liabilities	108	96	93	88
Total financial liabilities	$6,201	$5,728	$5,599	$5,674

(a)	Excludes debt issuance costs.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

16.    Debt
Revolving Credit Facility
In September 2019, we entered into a fourth amendment to our unsecured revolving credit facility (the “Credit Facility”) to reduce the maximum borrowing from $3.4 billion to $3.0 billion and extended the maturity date by one year to May 28, 2023. As of September 30, 2019, we had no borrowings against our $3.0 billion Credit Facility, as described below or under our U.S. commercial paper program that is backed by the Credit Facility.
The Credit Facility includes a covenant requiring our debt-to-capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of September 30, 2019, we were in compliance with this covenant with a debt-to-capitalization ratio of 31%.
Long-term debt
At September 30, 2019, we had $5.5 billion of total debt outstanding, of which $600 million was due June 2020. On October 3, 2019, we redeemed our $600 million 2.7% senior unsecured notes due June 2020. After considering this debt redemption, our next debt maturity is the $1.0 billion 2.8% senior unsecured notes due 2022.
Debt Issuance
On October 1, 2019, we closed a $600 million remarketing to investors of sub-series A bonds which are part of the $1.0 billion St. John the Baptist, State of Louisiana revenue refunding bonds originally issued and purchased in December 2017. The $600 million in proceeds from the conversion and remarketing were used to pay the purchase price of our converted 2017 bonds on the closing date. We continue to own the remaining $400 million of the revenue refunding bonds and have the right to convert and remarket them to investors at any time up to the 2037 maturity date.
The following table further summarizes this transaction.

Sub-Series A Bonds	Par Amount	Interest Rate	Mandatory Purchase Date	Maturity Date
Sub-series A-1 Bonds	$200 million	2.00%	April 1, 2023	June 1, 2037
Sub-series A-2 Bonds	$200 million	2.10%	July 1, 2024	June 1, 2037
Sub-series A-3 Bonds	$200 million	2.20%	July 1, 2026	June 1, 2037

17.    Stockholders’ Equity
On July 31, 2019, the Board of Directors authorized an extension of the share repurchase program, which increased the remaining share repurchase authorization to $1.5 billion. In the nine months ended September 30, 2019, we acquired approximately 19 million common shares at a cost of $280 million, which were held as treasury stock. Including these repurchases, the total remaining share repurchase authorization was $1.5 billion at September 30, 2019. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

18.    Incentive Based Compensation
Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first nine months of 2019:

	Stock Options			Restricted Stock Awards & Units
	Number of Shares		Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	6,180,007		$24.39	8,504,946	$14.04
Granted	648,526	(a)	$16.79	3,910,971	$16.90
Exercised/Vested	(11,470)		$14.25	(3,608,790)	$12.45
Canceled	(925,010)		$25.33	(1,504,665)	$15.76
Outstanding at September 30, 2019	5,892,053		$23.42	7,302,462	$16.00
(a)    The weighted average grant date fair value of stock option awards granted was $6.62 per share.
Stock-based performance unit awards
During the first nine months of 2019, we granted 656,636 stock-based performance units to certain officers to be settled in shares. The grant date fair value per unit was $20.66, as calculated using a Monte Carlo valuation model. At the grant date, each unit represents the value of one share of our common stock. These units are settled in shares, and the number of shares of our common stock to be paid is based on the vesting percentage, which can be from zero to 200% based on performance achieved over a three-year performance period ending December 31, 2021, and as determined by the Compensation Committee of the Board of Directors. The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group of peer companies determined by the Compensation Committee of our Board of Directors. Dividend equivalents may accrue during the performance period and would be paid in cash at the end of the performance period based on the amount of dividends credited generally over the performance period on shares of our common stock that represent the number of the units granted multiplied by the vesting percentage.
19.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit cost:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$5	$4	$—	$—
Interest cost	3	7	1	2
Expected return on plan assets	(3)	(9)	—	—
Amortization:
– prior service cost (credit)	(1)	(2)	(5)	(2)
– actuarial loss	2	3	1	—
Net settlement loss(a)	—	10	—	—
Net periodic benefit cost(b)	$6	$13	$(3)	$—

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$14	$13	$—	$1
Interest cost	17	20	3	6
Expected return on plan assets	(19)	(26)	—	—
Amortization:
– prior service credit	(5)	(7)	(14)	(6)
– actuarial loss	6	9	1	1
Net settlement loss(a)	2	16	—	—
Net periodic benefit cost(b)	$15	$25	$(10)	$2

(a)	Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.

(b)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
During the first nine months of 2019, we made contributions of $35 million to our funded pension plans and we expect to make additional contributions up to an estimated $6 million over the remainder of 2019. During the first nine months of 2019, we made payments of $4 million and $17 million related to unfunded pension plans and other postretirement benefit plans.
In connection with the sale of our U.K. business, the noncontributory defined benefit pension plan covering U.K. employees was transferred to the buyer. See Note 5 for further information on this disposition. During the three and nine months ended September 30, 2019, we reclassified $20 million from accumulated other comprehensive income to pension assets upon remeasurement of the plan.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

See table below for summary of the obligations and funded status related to the U.K. pension plan for nine months ended September 30, 2019 and year-ended December 31, 2018.

	Pension Benefits
(In millions)	September 30, 2019	December 31, 2018
Accumulated benefit obligation	$—	$511
Change in benefit obligations:
Beginning balance	$511	$599
Interest cost	8	14
Plan amendment	—	3
Divestiture(a)	(549)	—
Actuarial loss (gain)	36	(38)
Foreign currency exchange rate changes	6	(29)
Settlements paid	—	(23)
Benefits paid	(12)	(15)
Ending balance	$—	$511
Change in fair value of plan assets:
Beginning balance	$594	$670
Actual return on plan assets	68	(21)
Employer contributions	8	17
Foreign currency exchange rate changes	8	(34)
Divestiture	(666)	—
Settlements paid	—	(23)
Benefits paid	(12)	(15)
Ending balance	$—	$594
Funded status of plans at September 30, 2019 and December 31, 2018	$—	$83
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$83
Accrued benefit cost	$—	$83
Pretax amounts in accumulated other comprehensive loss:
Net loss (gain)	$—	$59
Prior service cost (credit)	—	5

(a)	Refer to Note 5 for further information on the sale of our U.K. business.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

20.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$6	$4	$19	$13	Other net periodic benefit costs
Amortization of actuarial loss	(3)	(3)	(7)	(10)	Other net periodic benefit costs
Net settlement loss	—	(10)	(2)	(16)	Other net periodic benefit costs
	3	(9)	10	(13)	Income before income taxes
Other insignificant	—	(4)	—	(4)	Net interest and other
U.K. pension plan transferred to buyer (a)(b)	83	—	83	—	Net gain (loss) on disposal of assets
Foreign currency translation adjustment related to sale of U.K. business(b)	30	—	30	—	Net gain (loss) on disposal of assets
Income tax provision(c)	(46)	—	(46)	—	Provision for income taxes
Total reclassifications to expense, net of tax	$70	$(13)	$77	$(17)	Net income

(a)	See Note 19 for detail on the U.K. pension plan.

(b)	See Note 5 for detail on the U.K. disposition.

(c)	During 2019 and 2018 we had a full valuation allowance on net federal deferred tax assets in the U.S. therefore, the income tax provision in this table relates to our former U.K. business.
21.    Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2019	2018
Included in operating activities:
Interest paid, net of amounts capitalized	$190	$187
Income taxes paid to taxing authorities	151	298
Noncash investing activities:
Increase in asset retirement costs	$40	$12
Asset retirement obligations assumed by buyer(a)	1,082	82
(a)    In 2019, our dispositions include the sale of the Droshky field (Gulf of Mexico), the sale of our non-operated interest in the Atrush block in Kurdistan and the sale of our U.K. business. See Note 5 for further detail on dispositions.
Other noncash investing activities include accrued capital expenditures for the nine months ended September 30, 2019 and 2018 of $302 million and $238 million.
22.    Equity Method Investments
During the periods ended September 30, 2019 and December 31, 2018 our equity method investees were considered related parties and included:

•	EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.

•	AMPCO, in which we have a 45% interest. AMPCO is engaged in methanol production activity.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Our equity method investments are summarized in the following table:

(In millions)	Ownership as of September 30, 2019	September 30, 2019	December 31, 2018
EGHoldings	60%	$324	$402
Alba Plant LLC	52%	158	167
AMPCO	45%	185	176
Total		$667	$745
Summarized financial information for equity method investees is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Income data:
Revenues and other income	$184	$238	$637	$664
Income from operations	61	151	192	391
Net income	45	129	140	331

23.    Commitments and Contingencies
Following the sale of our U.K. business to RockRose, we continue to have surety bonds outstanding that guarantee our decommissioning liabilities related to the MOUK assets. We issued these surety bonds in November 2018 with a notional value of approximately £92 million and an expiration date of December 31, 2019. RockRose is contractually required to post a replacement security to cover 2020 by no later than December 1, 2019. If RockRose is unable to post a replacement security by December 1, 2019, the counterparties of our existing surety bonds have the right to submit a demand notice against our surety bonds. In order to mitigate this exposure, we have secured surety bonds from RockRose issued in favor of Marathon for the full amount of £92 million. As of September 30, 2019, RockRose had not posted a replacement security and we recognized a liability and corresponding expense of approximately $6 million related to the estimated fair value of our exposure to these surety bonds. Should RockRose post a replacement security, we will derecognize our $6 million other current liability and record income of a corresponding amount. See Note 5 for discussion of the U.K. sale in further detail.
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
We are continuously undergoing examination of our U.S. federal income tax returns by the IRS. With the closure of the 2010-2011 IRS Audit referenced in Note 8, these audits have been completed through the 2016 tax year with the exception of the following item. During the third quarter of 2017, we received a partnership adjustment notification related to the 2010 and 2011 tax years, for which we filed a Tax Court Petition in the fourth quarter of 2017. During the third quarter of 2019, we received the court decision which ruled in our favor for all material items. The IRS is in the process of preparing the final reports for the 2010 and 2011 tax years.

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
Executive Overview
We are an independent exploration and production company based in Houston, Texas focused on U.S. resource plays: the Eagle Ford in Texas, Northern Delaware in New Mexico, STACK and SCOOP in Oklahoma, and the Bakken in North Dakota. We only have international operations in Equatorial Guinea after closing the sale of our U.K. business on July 1, 2019. Total proved reserves were 1.3 billion boe (including 21 million boe of proved reserves for our U.K. business) at December 31, 2018, and total assets were $20.4 billion at September 30, 2019. During the third quarter of 2019, we continued our emphasis on simplifying and concentrating our portfolio, a strengthened balance sheet, focus on costs, and profitable growth within cash flows.
Key highlights include the following:
Simplifying and concentrating our portfolio

•
On July 1, 2019, we closed on the sale of our U.K. business for proceeds of approximately $95 million, reflecting the assumption by the buyer of working capital and cash equivalent balances, asset retirement obligations of $966 million, as well as pension obligations.

•	In the third quarter of 2019, we sold a 25% non-operating working interest in the Louisiana Austin Chalk.

•
In the fourth quarter of 2019, we entered into agreements to acquire approximately 40,000 acres in a Texas Delaware oil play in West Texas for $106 million, subject to closing adjustments. Also during the fourth quarter of 2019, we entered into an agreement to purchase approximately 18,000 net acres in the Eagle Ford for $185 million, subject to closing adjustments. These transactions are expected to close either later this year or in early 2020.

Strengthened balance sheet and liquidity

•
Recently closed on three finance transactions that are collectively leverage neutral, extend maturities, generate annual cash cost savings, and reflect our commitment to maintaining a strong balance sheet and investment grade credit rating at all primary rating agencies.

•	At the end of the third quarter 2019, we had approximately $4.2 billion of liquidity, comprised of $1.2 billion in cash and an undrawn $3.0 billion revolving credit facility.

•
In the nine months ended September 30, 2019, we acquired approximately 19 million common shares at a cost of $280 million, which were held as treasury stock with approximately $1.5 billion of repurchase authorization remaining.

Financial and operational results

•
U.S. net sales volumes increased during the quarter to 339 mboed compared to 303 mboed in the prior year. Additionally, our U.S. crude oil net sales volumes increased 16% compared to the same quarter last year.

•	Our net income per share was $0.21 in the third quarter of 2019 as compared to a net income per share of $0.30 in the same period last year. Included in net income results for the current quarter:

◦	A decrease in revenues from contracts with customers of approximately 19% to $1.2 billion, compared to the same quarter last year, primarily as a result of lower commodity price realizations.

•
Net cash provided by operating activities in the first nine months of 2019 versus the same period last year decreased 14% as commodity price realizations similarly decreased 14%. Increased U.S. net sales volumes of 9% were offset by a 25% decrease in International net sales volumes due to dispositions and natural field decline in E.G. in the first nine months of 2019 versus the same period last year.

Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
United States (mboed)	339	303	12%	322	296	9%
International (mboed)(a)	88	112	(21)%	94	126	(25)%
Total (mboed)	427	415	3%	416	422	(1)%

(a)
We closed on the sale of our Libya subsidiary in the first quarter of 2018 and our U.K. business in the third quarter of 2019. See further detail of International net sales volumes below. See Note 5 to the consolidated financial statements for further information on these dispositions.

United States
Net sales volumes in the segment were higher in the third quarter of 2019 primarily as a result of new wells to sales across U.S. resource plays. The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	107	115	(7)%	107	108	(1)%
Bakken	109	84	30%	101	81	25%
Oklahoma	84	73	15%	77	76	1%
Northern Delaware	30	21	43%	28	18	56%
Other United States	9	10	(10)%	9	13	(31)%
Total United States (mboed)	339	303	12%	322	296	9%

	Three Months Ended September 30, 2019
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	59%	84%	27%	60%	59%
Natural gas liquids	20%	9%	27%	20%	18%
Natural gas	21%	7%	46%	20%	23%

	Three Months Ended September 30,		Nine Months Ended September 30,
Drilling Activity - U.S. Resource Plays	2019	2018	2019	2018
Gross Operated
Eagle Ford:
Wells drilled to total depth	31	26	97	93
Wells brought to sales	35	38	117	111
Bakken:
Wells drilled to total depth	20	20	52	63
Wells brought to sales	30	21	89	53
Oklahoma:
Wells drilled to total depth	15	14	53	37
Wells brought to sales	19	11	55	45
Northern Delaware:
Wells drilled to total depth	10	18	37	59
Wells brought to sales	10	18	41	40

•
Eagle Ford – Our net sales volumes were 107 mboed in the third quarter of 2019, which were 7% lower compared to the prior year quarter. The current quarter highlighted a new quarterly record for average 30 day initial oil productivity for the asset. The Middle McCowen four-well pad in Atascosa featured average lateral lengths of 10,900 feet, a new lateral length record for the asset, highlighting optionality for capital efficient, long lateral development across parts of Atascosa County. Completed well cost per lateral foot remains on a declining trend, with the third quarter average approximately 10% below 2018.

•
Bakken – Our net sales volumes of 109 mboed represent a 30% increase over the prior year quarter of 84 mboed. We continue to deliver capital efficiency, highlighted by strong productivity and declining completed well costs, which averaged $4.9 million, or about 20% below the 2018 average. The successful delineation of our broader Hector acreage continued during the current quarter with an average completed well cost of $4.5 million.

•
Oklahoma – Our net sales volumes were 84 mboed in the third quarter of 2019, which increased 15% from the prior year quarter of 73 mboed. We continued to deliver strong results from the over-pressured STACK, where the average completed well cost for the Marjorie and Lloyd pads was $6.3 million (normalized to a 10,000 foot lateral). In the SCOOP, we brought online three Springer wells with strong early performance.

•
Northern Delaware – Our net sales volumes were 30 mboed in the third quarter of 2019 which was 43% higher compared to the prior year quarter. We continue to make progress in advancing learnings, reducing our cost structure and improving margins. The third quarter of 2019 featured strong Upper Wolfcamp productivity in the Malaga area, with completed well costs per lateral foot 20% below the 2018 average.

International
Net sales volumes were lower in the third quarter of 2019 compared to the third quarter of 2018 primarily due to the sale of our U.K. business and natural field decline in E.G. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	88	100	(12)%	86	99	(13)%
United Kingdom(a)	—	9	(100)%	7	13	(46)%
Libya	—	—	—%	—	10	(100)%
Other International	—	3	(100)%	1	4	(75)%
Total International (mboed)	88	112	(21)%	94	126	(25)%
Equity Method Investees
LNG (mtd)	4,590	6,152	(25)%	4,849	5,947	(18)%
Methanol (mtd)	1,036	1,334	(22)%	1,058	1,282	(17)%
Condensate and LPG (boed)	11,586	11,942	(3)%	10,858	12,347	(12)%

(a)	Includes natural gas acquired for injection and subsequent resale.

•
Equatorial Guinea – Net sales volumes in the third quarter of 2019 were lower compared to the same period in 2018 as a result of natural field decline. Net sales volumes for the first nine months of 2019 were lower compared to the same period in 2018 due to the planned triennial turnaround in E.G. completed in the first quarter of 2019 as well as natural field decline.

•	United Kingdom – On July 1, 2019, we closed on the sale of our U.K. business. See Note 5 to the consolidated financial statements for further information.

•	Libya – During the first quarter of 2018 we closed on the sale of our subsidiary in Libya. See Note 5 to the consolidated financial statements for further information.

Market Conditions
All pricing benchmarks decreased in the third quarter and first nine months of 2019 as compared to the same period in 2018 with a corresponding decrease to our price realizations.
United States
The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the third quarter and first nine months of 2019 and 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$55.09	$68.51	(20)%	$56.14	$65.66	(14)%
Natural gas liquids (per bbl)	11.37	28.07	(59)%	13.81	24.47	(44)%
Natural gas (per mcf)	1.92	2.55	(25)%	2.20	2.44	(10)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$56.44	$69.43	(19)%	$57.10	$66.79	(15)%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)(c)	61.06			62.60
LLS crude oil average of daily prices (per bbl)(c)		75.10			71.19
Mont Belvieu NGLs (per bbl)(d)	15.16	31.25	(51)%	18.14	27.31	(34)%
Henry Hub natural gas settlement date average (per mmbtu)	2.23	2.90	(23)%	2.67	2.90	(8)%

(a)	Excludes gains or losses on commodity derivative instruments.

(b)
Inclusion of realized gains (losses) on crude oil derivative instruments would have impacted average price realizations by $0.72 per bbl and $(5.70) per bbl for the third quarter 2019 and 2018 and $0.70 per bbl and $(5.71) per bbl for the first nine months of 2019 and 2018.

(c)	Benchmark change due to industry shift to MEH in the first quarter of 2019.

(d)	Bloomberg Finance LLP: Y-grade Mix NGL of 55% ethane, 25% propane, 5% butane, 8% isobutane and 7% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
Natural gas liquids – The majority of our sales volumes are sold at reference to Mont Belvieu prices.
Natural gas – A significant portion of our volumes are sold at bid-week prices, or first-of-month indices relative to our specific producing areas.
International
The following table presents our average price realizations and the related benchmark for crude oil for the third quarter and first nine months of 2019 and 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$46.04	$64.08	(28)%	$53.98	$65.71	(18)%
Natural gas liquids (per bbl)	1.00	2.04	(51)%	1.53	2.28	(33)%
Natural gas (per mcf)	0.24	0.50	(52)%	0.35	0.56	(38)%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$61.93	$75.22	(18)%	$64.67	$72.18	(10)%

(a)	Average of monthly prices obtained from the United States Energy Information Agency website.

United Kingdom
Crude oil and condensate – Generally sold in relation to the Brent crude benchmark. We closed on the sale of our U.K. business on July 1, 2019.

Equatorial Guinea
Crude oil and condensate – Alba Field liquids production is primarily condensate and generally sold in relation to the Brent crude benchmark. Alba Plant LLC processes the rich hydrocarbon gas which is supplied by the Alba Field under a fixed price long term contract. Alba Plant LLC extracts NGLs and secondary condensate which is then sold by Alba Plant LLC at market prices, with our share of the revenue reflected in income from equity method investments on the consolidated statements of income. Alba Plant delivers the processed dry natural gas to the Alba Field for distribution and sale to AMPCO and EG LNG.
Natural gas liquids – Wet gas is sold to Alba Plant LLC at a fixed-price term contract resulting in realized prices not tracking market price. Alba Plant LLC extracts and keeps NGLs, which are sold at market price, with our share of income from Alba Plant LLC being reflected in the income from equity method investments on the consolidated statements of income.
Natural gas – Dry natural gas, processed by Alba Plant LLC on behalf of the Alba Field is sold by the Alba Field to EG LNG and AMPCO at fixed-price long term contracts resulting in realized prices not tracking market price. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO. EG LNG sells LNG on a market-based long-term contract and AMPCO markets methanol at market prices.
Results of Operations
Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended September 30,
(In millions)	2019	2018
Revenues from contracts with customers
United States	$1,172	$1,347
International	77	191
Segment revenues from contracts with customers	$1,249	$1,538
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended September 30, 2018	Price Realizations	Net Sales Volumes	Three Months Ended September 30, 2019
United States Price/Volume Analysis
Crude oil and condensate	$1,090	$(247)	$174	$1,017
Natural gas liquids	152	(95)	7	64
Natural gas	102	(27)	6	81
Other sales	3			10
Total	$1,347			$1,172
International Price/Volume Analysis
Crude oil and condensate	$161	$(26)	$(68)	$67
Natural gas liquids	2	(1)	—	1
Natural gas	20	(9)	(3)	8
Other sales	8			1
Total	$191			$77

Net gain (loss) on commodity derivatives In the third quarter of 2019, the net gain on commodity derivatives was $47 million, compared to the same period in 2018, which was a net loss of $70 million. We have multiple crude oil derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Income from equity method investments decreased $43 million for the third quarter of 2019 from the comparable 2018 period primarily due to lower prices as well as lower net sales volumes of methanol at our AMPCO facility and LNG at our EG LNG production facility.
Other income decreased $113 million in the third quarter of 2019 primarily as a result of the reduction of our U.K. asset retirement obligation in the third quarter of 2018. See Note 12 to the consolidated financial statements for further information.
Production expenses decreased $52 million in the third quarter of 2019 versus the same period in 2018. International decreased $27 million primarily as a result of the sale of our U.K. business during the third quarter of 2019. Production expenses across our United States segment decreased $25 million primarily due to reduced water hauling costs with more water on pipes in the Northern Delaware; partially offset by costs associated with the higher sales volumes.
The third quarter of 2019 production expense rate (expense per boe) was lower for International as a result of the sale of our U.K. business on July 1, 2019. For the United States segment, production expense rate was lower primarily due to reduced costs (see above) and higher net sales volumes in the third quarter of 2019.
The following table provides production expense and production expense rates for each segment:

	Three Months Ended September 30,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$147	$172	(15)%	$4.75	$6.14	(23)%
International	$16	$43	(63)%	$1.98	$4.22	(53)%
Shipping, handling and other operating expenses decreased $14 million in the third quarter of 2019 primarily as a result of the sale of our U.K. business on July 1, 2019.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which decreased $34 million in the third quarter of 2019. Decreases in unproved property impairments were driven by changes in impairment assumptions based on actual development experience.
The following table summarizes the components of exploration expenses:

	Three Months Ended September 30,
(In millions)	2019	2018	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$15	$50	(70)%
Dry well costs	1	1	—%
Geological and geophysical	1	(1)	(200)%
Other	5	6	(17)%
Total exploration expenses	$22	$56	(61)%
Depreciation, depletion and amortization decreased $4 million in the third quarter of 2019. In our International segment, we had a decrease of $24 million primarily due to the sale of our U.K. business during the third quarter of 2019 partially offset by higher production in the U.S. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense. Our International DD&A rate decreased primarily due to the sale of our U.K. business. Our United States DD&A rate decreased primarily due to non-core asset dispositions in the third quarter 2018 and first half 2019.

The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended September 30,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$589	$571	3%	$18.90	$20.47	(8)%
International	$25	$49	(49)%	$3.15	$4.71	(33)%
General and administrative decreased $19 million in the third quarter of 2019 primarily as a result of change in value of stock-based performance units tied to our total shareholder return (“TSR”) as compared to our peer group.
Provision (benefit) for income taxes reflects an effective income tax expense rate from continuing operations of 6% in the third quarter of 2019, as compared to an effective income tax expense rate of 29% in the third quarter of 2018. See Note 8 to the consolidated financial statements for more detail discussion concerning the rate changes.
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
The following table reconciles segment income to net income:

	Three Months Ended September 30,
(In millions)	2019	2018	Increase (Decrease)
United States	$180	$201	$(21)
International	43	116	(73)
Segment income	223	317	(94)
Items not allocated to segments, net of income taxes	(58)	(63)	5
Net income	$165	$254	$(89)
United States segment income decreased $21 million after-tax primarily due to lower price realizations in the current quarter, which was slightly offset by realized commodity derivative gains in the third quarter of 2019 versus a realized commodity derivative loss in third quarter of 2018.
International segment income decreased $73 million after-tax in the third quarter of 2019 primarily due to lower income from our equity method investments and E.G. as a result of lower price realizations and sales volumes resulting from natural field decline, slightly offset by dispositions.
Results of Operations
Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Revenues from contracts with customers are presented by segment in the table below:

	Nine Months Ended September 30,
(In millions)	2019	2018
Revenues from contracts with customers
United States	$3,434	$3,693
International	396	829
Segment revenues from contracts with customers	$3,830	$4,522

Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Nine Months Ended September 30, 2018	Price Realizations	Net Sales Volumes	Nine Months Ended September 30, 2019
United States Price/Volume Analysis
Crude oil and condensate	$3,022	$(491)	$366	$2,897
Natural gas liquids	370	(174)	29	225
Natural gas	286	(28)	5	263
Other sales	15			49
Total	$3,693			$3,434
International Price/Volume Analysis
Crude oil and condensate	$730	$(75)	$(314)	$341
Natural gas liquids	7	(2)	(1)	4
Natural gas	68	(21)	(11)	36
Other sales	24			15
Total	$829			$396
Net loss on commodity derivatives In the first nine months of 2019, the net loss on commodity derivatives was $28 million, compared to the same period in 2018 which was a loss of $324 million. We have multiple crude oil derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Income from equity method investments decreased $98 million for the first nine months of 2019 due to the triennial turnaround in E.G. and natural field decline of the Alba field, which resulted in lower net sales volumes for equity method investments in E.G.
Net gain on disposal of assets decreased $267 million for the first nine months of 2019 primarily as a result of the sale of our Libya subsidiary for a pre-tax gain of $255 million in the first quarter of 2018. See Note 5 to the consolidated financial statements for information about dispositions.
Other income decreased $81 million in the first nine months of 2019 primarily as a result of the 2018 reduction of our U.K. asset retirement obligation, versus the 2019 indemnification of certain tax liabilities in connection with the closure of the 2010-2011 Federal Tax Audit with the IRS. This indemnity relates to tax and interest allocable to MPC as a result of the IRS Audit in accordance with the Tax Sharing Agreement. See Note 8 for further detail.
Production expenses for the first nine months of 2019 decreased by $94 million compared to the same period in 2018. International decreased $50 million primarily as a result of dispositions, partially offset by an increase due to the planned triennial turnaround in E.G. during the first quarter of 2019. United States decreased $43 million primarily due to reduced water hauling costs with more water on pipe in the Northern Delaware, and non-core asset dispositions in the Gulf of Mexico during the third quarter 2018, slightly offset by increased net sales volumes.
The first nine months of 2019 production expense rate (expense per boe) was lower for our United States segment due to continued focus on cost reduction as well as higher net sales volumes in 2019. Expense per boe for our International segment decreased due to dispositions (above).
The following table provides production expense and production expense rates for each segment:

	Nine Months Ended September 30,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$433	$476	(9)%	$4.94	$5.90	(16)%
International	$112	$162	(31)%	$4.33	$4.70	(8)%
Shipping, handling and other operating expenses increased $54 million in the first nine months of 2019 from the comparable 2018 period, primarily as a result of increased sales volumes in our United States segment partially offset by dispositions in the International segment.

Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which decreased $66 million in the first nine months of 2019. Decreases in unproved property impairments were driven by changes in impairment assumptions based on actual development experience.
The following table summarizes the components of exploration expenses:

	Nine Months Ended September 30,
(In millions)	2019	2018	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$79	$131	(40)%
Dry well costs	6	13	(54)%
Geological and geophysical	10	13	(23)%
Other	12	16	(25)%
Total exploration expenses	$107	$173	(38)%
Depreciation, depletion and amortization decreased $47 million in the first nine months of 2019 from the comparable 2018 period, primarily as a result of the sale of our U.K. business during the third quarter of 2019 and the sale of our Libya subsidiary in the first quarter of 2018. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense. The DD&A rate for International decreased primarily as a result of dispositions. For the United States segment, the 2019 rate decline is primarily due to non-core asset dispositions.
The following table provides DD&A expense and DD&A expense rates for each segment:

	Nine Months Ended September 30,
($ per boe)	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
DD&A Expense Rate	Expense			Rate
United States	$1,664	$1,655	1%	$18.95	$20.53	(8)%
International	$97	$153	(37)%	$3.77	$4.43	(15)%
Impairments decreased $26 million in the first nine months of 2019, primarily as a result of anticipated sales of certain non-core proved properties in our International and United States segments. See Note 11 for discussion of the impairments in further detail.
General and administrative decreased $43 million in the first nine months of 2019 primarily as a result of change in value of stock-based performance units tied to our total shareholder return (“TSR”) as compared to our peer group and a decrease in other compensation costs.
Provision (benefit) for income taxes reflects an effective income tax benefit rate of 27% in the first nine months of 2019, as compared to an effective income tax expense rate of 31% from the comparable 2018 period. See Note 8 to the consolidated financial statements for more detail discussion concerning the components impacting the rate change.
Segment Income
Segment income represents income excluding certain items not allocated to operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs is not allocated to the operating segments. Gains or losses on dispositions, certain impairments, unrealized gains or losses on commodity derivative instruments, pension settlement losses, or other items (as determined by the CODM) are not allocated to operating segments.

The following table reconciles segment income to net income :

	Nine Months Ended September 30,
(In millions)	2019	2018	Increase (Decrease)
United States	$527	$449	17%
International	200	390	(49)%
Segment income	727	839	(13)%
Items not allocated to segments, net of income taxes	(227)	(133)	71%
Net income	$500	$706	(29)%
United States segment income increased $78 million after-tax in the first nine months of 2019 primarily as a result of higher net sales volumes coupled with the impact of realized commodity derivatives (gain in the first nine months of 2019 versus a loss in 2018), partially offset by decreases in net price realizations.
International segment income decreased $190 million after-tax in the first nine months of 2019 primarily due to lower sales volumes and price realizations offset by lower costs and taxes due to dispositions. Sales volumes decreased as a result of dispositions, natural field decline in E.G., and the planned triennial turnaround in E.G. completed in the first quarter 2019.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2018 except as discussed below.
Fair Value Estimates - Goodwill
See Note 15 to the consolidated financial statements for further information regarding our annual goodwill impairment test.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.
Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
(In millions)	2019	2018
Sources of cash and cash equivalents
Operating activities	$2,049	$2,379
Disposal of assets, net of cash transferred to the buyer	(84)	1,249
Other	53	81
Total sources of cash and cash equivalents	$2,018	$3,709
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(1,934)	$(2,069)
Additions to other assets	41	(135)
Acquisitions, net of cash acquired	—	(25)
Purchases of common stock	(296)	(349)
Dividends paid	(122)	(128)
Other	(4)	(2)
Total uses of cash and cash equivalents	$(2,315)	$(2,708)
Cash flows generated from operating activities in the first nine months of 2019 were 14% lower primarily as commodity price realizations decreased 14% along with lower net sales volumes in our International segment as a result of dispositions;

and partially offset by an increase in net sales volumes in our U.S. segment compared to 2018. Average crude oil price realizations, exclusive of the impacts of commodity derivatives, decreased by approximately 15% during the first nine months of 2019 as compared to the prior period.
Disposals of assets for the first nine months of 2019 were primarily related to proceeds, net of the cash transferred to the buyer, with the sale of our U.K. business; partially offset by the proceeds received from the sale of our 25% non-operating working interest in the Louisiana Austin Chalk as well as from the sale of our non-operated interest in the Atrush block in Kurdistan. Proceeds from the disposals of assets for the first nine months of 2018 were primarily related to the final proceeds received from the sale of our Canadian business and sale of our non-operated interest in Libya. See Note 5 to the consolidated financial statements for further information concerning dispositions.
Additions to property, plant and equipment in the first nine months of 2019 were consistent with expectations relative to our Capital Budget, which includes approximately $2.4 billion of development capital and approximately $280 million to fund resource play leasing and exploration (“REx”).
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Nine Months Ended September 30,
(In millions)	2019	2018
United States	$1,959	$1,943
International	16	28
Corporate	15	17
Total capital expenditures	1,990	1,988
Change in capital expenditure accrual	(56)	81
Total use of cash and cash equivalents for property, plant and equipment	$1,934	$2,069
Additions to other assets of $41 million relates to the clearing of deposits related to our REx program to property, plant and equipment during the first nine months of 2019. During the first nine months of 2019 and 2018, our REx capital expenditures totaled $109 million and $294 million, inclusive of costs included within property, plant and equipment, other assets, and acquisitions.
The Board of Directors approved a $0.05 per share dividend for each of the fourth quarter of 2018 and the first and second quarters of 2019, which were paid in the first, second and third quarters of 2019. See Capital Requirements below for additional information about dividends.
In the first nine months of 2019, we acquired approximately 19 million common shares at a cost of $280 million, which were held as treasury stock. See Note 17 to the consolidated financial statements for further information.
Liquidity and Capital Resources
Available Liquidity
In September 2019, we entered into an amendment to our Credit Facility to reduce the maximum borrowing from $3.4 billion to $3.0 billion and extended the maturity date by one year to May 28, 2023.
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions, and our revolving Credit Facility. At September 30, 2019, we had approximately $4.2 billion of liquidity consisting of $1.2 billion in cash and cash equivalents and $3.0 billion available under our revolving Credit Facility. Our working capital requirements are supported by these sources and we may issue either commercial paper backed by our Credit Facility or draw on our revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities, and other amounts that may ultimately be paid in connection with contingencies.
General economic conditions, commodity prices, and financial, business and other factors could affect our operations and our ability to access the capital markets. Our corporate credit ratings as of September 30, 2019 are: Standard & Poor’s Ratings Services BBB (stable); Fitch Ratings BBB (stable); and Moody’s Investor Services, Inc. Baa3 (stable). We are rated investment grade at all three primary credit rating agencies. In addition, we also have the ability to borrow on our U.S. commercial paper program, which is backed by the revolving Credit Facility. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital, and could result in additional credit support requirements. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of how a downgrade in our credit ratings could affect us.
Capital Resources
Credit Arrangements and Borrowings
At September 30, 2019, we had no borrowings against our Credit Facility or under our U.S. commercial paper program that is backed by the Credit Facility.
At September 30, 2019, we had $5.5 billion of total debt outstanding, including $600 million due June 2020. On October 3, 2019, we redeemed our $600 million 2.7% senior unsecured notes due June 2020. After considering this debt redemption, our next debt maturity is the $1.0 billion 2.8% senior unsecured notes due 2022. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.
On October 1, 2019, we closed a $600 million remarketing to investors of sub-series A bonds which are part of the $1.0 billion St. John the Baptist, State of Louisiana revenue refunding bonds originally issued and purchased in December 2017. The $600 million in proceeds from the conversion and remarketing were used to pay the purchase price of our converted 2017 bonds on the closing date. We continue to own the remaining $400 million of the revenue refunding bonds and have the right to convert and remarket them to investors at any time up to the 2037 maturity date.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Asset Disposal
On July 1, 2019, we closed on the sale of our U.K. business for proceeds of approximately $95 million, reflecting the assumption by the buyer of working capital and cash equivalent balances, asset retirement obligations of $966 million, as well as the pension obligations.
In the second quarter of 2019, we closed on the sale of our 15% non-operated interest in the Atrush block in Kurdistan for proceeds of $63 million, before closing adjustments. See Note 5 to the consolidated financial statements for further information concerning dispositions.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our debt-to-capital ratio not exceed 65% as of the last day of the fiscal quarter. Our debt-to-capital ratio was 31% at September 30, 2019 and at December 31, 2018.
Capital Requirements
Share Repurchase Program
In the nine months ended September 30, 2019, we acquired approximately 19 million common shares at a cost of $280 million under our share repurchase program with remaining share repurchase authorization is $1.5 billion.
Other Expected Cash Outflows
On October 30, 2019, our Board of Directors approved a dividend of $0.05 per share for the third quarter of 2019 payable December 10, 2019 to stockholders of record at the close of business on November 20, 2019.
As of September 30, 2019, we plan to make contributions of up to $6 million to our funded pension plans during the remainder of 2019.
Contractual Cash Obligations
In the first quarter of 2019, we entered into various transportation and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities, which have varying terms extending as far as 2027. Future commitments remaining as of September 30, 2019 under the arrangements amount to $559 million, of which $5 million is expected to be incurred in the remainder of 2019, $54 million in 2020, $75 million in 2021, $76 million in 2022, $78 million in 2023, and $271 million thereafter.

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
There have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2018 Annual Report on Form 10-K. See Note 23 to the consolidated financial statements for a description of other contingencies.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, reserve estimates, asset quality, drilling plans, capital plans, cost and expense estimates, asset acquisitions and dispositions, future financial position and other plans and objectives for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:

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

•	risks related to our hedging activities;

•	our ability to complete our announced acquisitions on the timeline currently anticipated, if at all;

•	liability resulting from litigation;

•	capital available for exploration and development;

•	the inability of any party to satisfy closing conditions or delays in execution with respect to our asset acquisitions and dispositions;

•	drilling and operating risks;

•	lack of, or disruption in, access to pipelines or other transportation methods;

•	well production timing;

•	availability of drilling rigs, materials and labor, including associated costs;

•	difficulty in obtaining necessary approvals and permits;

•	non-performance by third parties of contractual obligations;

•	unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response thereto;

•	cyber-attacks;

•	changes in safety, health, environmental, tax and other regulations or other requirements or initiatives, including those addressing the impact of global climate change, flaring or water management;

•	other geological, operating and economic considerations; and

•	the risk factors, forward-looking statements and challenges and uncertainties described in our 2018 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
All forward-looking statements included in this report are based on information available to us on the date of this report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business including commodity price risk and interest rate risk. We employ various strategies, including the use of financial derivatives to manage the risks related to commodity price fluctuations. See Note 14 and Note 15 to the consolidated financial statements for detail relating to our open commodity derivative positions, including underlying notional quantities, how they are reported in our consolidated financial statements and how their fair values are measured.

Commodity Price Risk
As of September 30, 2019, we had various open commodity derivatives related to crude oil with a net asset position of $58 million. Based on the September 30, 2019 published index prices, a hypothetical 10% change (per bbl for crude oil) increases (decreases) the fair values of our net commodity derivative open positions as follows:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Crude oil derivatives	$(50)	$45

Interest Rate Risk
At September 30, 2019 our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.5 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019.
During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no significant changes to Item 3. Legal Proceedings in our 2018 Annual Report on Form 10-K. See Note 23 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. There have been no material changes to the risk factors under Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended September 30, 2019 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
07/01/2019 - 07/31/2019	8,597	$14.21	—	$1,500,286,171
08/01/2019 - 08/31/2019	823,095	$12.19	820,696	$1,490,286,250
09/01/2019 - 09/30/2019	1,576,714	$12.68	1,576,714	$1,470,286,190
Total	2,408,406	$12.52	2,397,410

(a)	10,996 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.

(b)
In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, by $1.2 billion in December 2013, and by $950 million in July 2019.

As of September 30, 2019, we have repurchased 176 million common shares at a cost of approximately $5.7 billion, excluding transaction fees and commissions. In the third quarter of 2019, share repurchases were approximately $30 million, excluding transaction fees and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of September 30, 2019 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2019		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
Gary E. Wilson
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)

Exhibit Index

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request	10-K	4.2	2/28/2014
10.1*†	Marathon Oil Corporation Officer Change in Control Severance Benefits Plan (As amended effective October 30, 2019)
10.2	Fourth Amendment, dated as of September 24, 2019, to the Amended and Restated Credit Agreement dated as of May 28, 2014, as amended by the First Amendment dated as of May 5, 2015, the Second Amendment dated as of June 22, 2017, and the Third Amendment dated as of October 18, 2018 and as supplemented by the Incremental Commitments Supplement dated as of March 4, 2016 and Incremental Commitments Supplement dated as July 11, 2017, among Marathon Oil Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions named therein	8-K	10.1	9/24/2019
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.