Form 10-Q
period 2020-03-31
MARATHON OIL CORP
filed 2020-05-07
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 790,312,454 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2020.

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
For certain industry specific terms used in this Form 10-Q, please see “Definitions” in our 2019 Annual Report on Form 10-K.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2020	2019
Revenues and other income:
Revenues from contracts with customers	$1,024	$1,200
Net gain (loss) on commodity derivatives	202	(91)
Income (loss) from equity method investments	(12)	11
Net gain on disposal of assets	9	42
Other income	7	35
Total revenues and other income	1,230	1,197
Costs and expenses:
Production	160	187
Shipping, handling and other operating	144	154
Exploration	28	59
Depreciation, depletion and amortization	644	554
Impairments	97	6
Taxes other than income	66	72
General and administrative	76	94
Total costs and expenses	1,215	1,126
Income from operations	15	71
Net interest and other	(64)	(49)
Other net periodic benefit costs	—	5
Income (loss) before income taxes	(49)	27
Benefit for income taxes	(3)	(147)
Net income (loss)	$(46)	$174
Net income (loss) per share:
Basic	$(0.06)	$0.21
Diluted	$(0.06)	$0.21
Weighted average common shares outstanding:
Basic	794	819
Diluted	794	820
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net income (loss)	$(46)	$174
Other comprehensive income (loss), net of tax
Change in actuarial (loss) for postretirement and postemployment plans	—	(4)
Change in derivative hedges unrecognized loss	(22)	—
Other comprehensive loss	(22)	(4)
Comprehensive income (loss)	$(68)	$170
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except par value and share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$817	$858
Receivables, less reserve of $30 and $11	703	1,122
Inventories	78	72
Derivative assets	193	9
Other current assets	118	74
Total current assets	1,909	2,135
Equity method investments	628	663
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $18,641 and $18,003	16,903	17,000
Goodwill	—	95
Other noncurrent assets	275	352
Total assets	$19,715	$20,245
Liabilities
Current liabilities:
Accounts payable	$1,104	$1,307
Payroll and benefits payable	68	112
Accrued taxes	72	118
Other current liabilities	198	208
Total current liabilities	1,442	1,745
Long-term debt	5,502	5,501
Deferred tax liabilities	185	186
Defined benefit postretirement plan obligations	172	183
Asset retirement obligations	236	243
Deferred credits and other liabilities	220	234
Total liabilities	7,757	8,092
Commitments and contingencies
Stockholders’ Equity
Preferred stock - no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at March 31, 2020 and December 31, 2019)	937	937
Held in treasury, at cost – 146 million shares and 141 million shares	(4,059)	(4,089)
Additional paid-in capital	7,102	7,207
Retained earnings	7,895	7,993
Accumulated other comprehensive income	83	105
Total stockholders’ equity	11,958	12,153
Total liabilities and stockholders’ equity	$19,715	$20,245
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$(46)	$174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	644	554
Impairments	97	6
Exploratory dry well costs and unproved property impairments	22	49
Net gain on disposal of assets	(9)	(42)
Deferred income taxes	(1)	(31)
Net (gain) loss on derivative instruments	(202)	91
Net settlements of derivative instruments	31	22
Pension and other post retirement benefits, net	(11)	(25)
Stock-based compensation	15	14
Equity method investments, net	28	14
Changes in:
Current receivables	407	(73)
Inventories	(6)	4
Current accounts payable and accrued liabilities	(234)	(102)
Other current assets and liabilities	(16)	14
All other operating, net	(18)	(154)
Net cash provided by operating activities	701	515
Investing activities:
Additions to property, plant and equipment	(620)	(615)
Additions to other assets	(1)	14
Disposal of assets, net of cash transferred to the buyer	3	13
Equity method investments - return of capital	7	12
All other investing, net	—	12
Net cash used in investing activities	(611)	(564)
Financing activities:
Purchases of common stock	(92)	(30)
Dividends paid	(40)	(41)
All other financing, net	1	(1)
Net cash used in financing activities	(131)	(72)
Effect of exchange rate on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(41)	(120)
Cash and cash equivalents at beginning of period	858	1,462
Cash and cash equivalents at end of period	$817	$1,342
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$817	$1,019
Cash and cash equivalents included in current assets held for sale	—	323
Total cash and cash equivalents	$817	$1,342
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended March 31, 2019
December 31, 2018 Balance	$—	$937	$(3,816)	$7,238	$7,706	$63	12,128
Cumulative-effect adjustment	—	—	—	—	(31)	—	(31)
Shares issued - stock-based compensation	—	—	101	(39)	—	—	62
Shares repurchased	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	(50)	—	—	(50)
Net income	—	—	—	—	174	—	174
Other comprehensive income (loss)	—	—	—	—	—	(4)	(4)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
March 31, 2019 Balance	$—	$937	$(3,745)	$7,149	$7,808	$59	$12,208

Three Months Ended March 31, 2020
December 31, 2019 Balance	$—	$937	$(4,089)	$7,207	$7,993	$105	12,153
Cumulative-effect adjustment (Note 2)	—	—	—	—	(12)	—	(12)
Shares issued - stock based compensation	—	—	121	(83)	—	—	38
Shares repurchased	—	—	(91)	—	—	—	(91)
Stock-based compensation	—	—	—	(22)	—	—	(22)
Net income (loss)	—	—	—	—	(46)	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	(22)	(22)
Dividends paid (per share amount of $0.05)	—	—	—	—	(40)	—	(40)
March 31, 2020 Balance	$—	$937	$(4,059)	$7,102	$7,895	$83	$11,958
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K. The results of operations for the first quarter of 2020 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
Recently Adopted
Financial instruments – credit losses
In June 2016, the FASB issued a new accounting standards update that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. On January 1, 2020 we adopted this standard using the modified retrospective transition method through a cumulative-effect adjustment of $12 million to retained earnings as of the beginning of the adoption period. The standard requires the use of a forward-looking “expected loss” model as opposed to the “incurred loss” model used previously. See Note 8 for more information on credit losses.
3.    Income (loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 6 million and 5 million of stock options for the three months ended March 31, 2020 and 2019 that were antidilutive.

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Net income (loss)	$(46)	$174

Weighted average common shares outstanding	794	819
Effect of dilutive securities	—	1
Weighted average common shares, diluted	794	820
Net income (loss) per share:
Basic	$(0.06)	$0.21
Diluted	$(0.06)	$0.21

Dividends per share	$0.05	$0.05

4.    Dispositions
International Segment
In the first quarter of 2019, we entered into an agreement to sell our U.K. business (Marathon Oil U.K. LLC and Marathon Oil West of Shetlands Limited). This transaction closed on July 1, 2019 for proceeds of $95 million which reflects the assumption by RockRose Energy PLC (“RockRose”) of the U.K. business’ cash equivalent balance and working capital balance as of year-end 2018. Our income before taxes relating to our U.K. business for the three months ended March 31, 2019, was $10 million.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

5.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and various international locations.
As of March 31, 2020 and December 31, 2019, receivables from contracts with customers, included in receivables, less reserves were $477 million and $837 million, respectively.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three months ended March 31 as follows:
United States

	March 31, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$307	$330	$84	$74	$33	$828
Natural gas liquids	16	10	21	3	2	52
Natural gas	23	8	29	3	3	66
Other	2	—	—	—	22	24
Revenues from contracts with customers	$348	$348	$134	$80	$60	$970

	March 31, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$318	$372	$77	$64	$28	$859
Natural gas liquids	35	10	22	8	2	77
Natural gas	34	12	45	6	6	103
Other	2	—	—	—	21	23
Revenues from contracts with customers	$389	$394	$144	$78	$57	$1,062
International

March 31, 2020
(In millions)	E.G.
Crude oil and condensate	$45
Natural gas liquids	1
Natural gas	8
Revenues from contracts with customers	$54

	March 31, 2019
(In millions)	E.G.	U.K.	Other Int’l	Total
Crude oil and condensate	$47	$56	$10	$113
Natural gas liquids	1	1	—	2
Natural gas	7	8	—	15
Other	—	8	—	8
Revenues from contracts with customers	$55	$73	$10	$138

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

Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, certain property and goodwill impairments, unrealized gains or losses on commodity derivative instruments, pension settlement losses or other items (as determined by the chief operating decision maker (“CODM”)) are not allocated to operating segments.

	Three Months Ended March 31, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$970	$54	$—		$1,024
Net gain (loss) on commodity derivatives	31	—	171	(b)	202
Income (loss) from equity method investments	—	(12)	—		(12)
Net gain on disposal of assets	—	—	9		9
Other income	4	2	1		7
Less costs and expenses:
Production	143	17	—		160
Shipping, handling and other operating	140	3	1		144
Exploration	28	—	—		28
Depreciation, depletion and amortization	617	21	6		644
Impairments	—	—	97	(c)	97
Taxes other than income	66	—	—		66
General and administrative	32	4	40		76
Net interest and other	—	—	64		64
Other net periodic benefit costs	—	—	—		—
Income tax benefit	(1)	—	(2)		(3)
Segment loss	$(20)	$(1)	$(25)		$(46)
Total assets	$17,453	$1,405	$857		$19,715
Capital expenditures(a)	$561	$—	$7		$568

(a)	Includes accruals.

(b)	Unrealized gain on commodity derivative instruments (See Note 15).

(c)	Includes the full impairment of the International reporting unit goodwill of $95 million (See Note 14).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2019
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,062	$138	$—		$1,200
Net gain (loss) on commodity derivatives	22	—	(113)	(b)	(91)
Income from equity method investments	—	11	—		11
Net gain on disposal of assets	—	—	42	(c)	42
Other income	1	3	31	(d)	35
Less costs and expenses:
Production	139	50	(2)		187
Shipping, handling and other operating	140	13	1		154
Exploration	59	—	—		59
Depreciation, depletion and amortization	514	34	6		554
Impairments	—	—	6	(e)	6
Taxes other than income	74	—	(2)		72
General and administrative	29	7	58		94
Net interest and other	—	—	49		49
Other net periodic benefit costs	—	(2)	(3)		(5)
Income tax benefit	(2)	(11)	(134)	(f)	(147)
Segment income (loss)	$132	$61	$(19)		$174
Total assets	$17,503	$2,668	$1,239		$21,410
Capital expenditures(a)	$606	$5	$3		$614

(a)	Includes accruals.

(b)	Unrealized loss on commodity derivative instruments (See Note 15).

(c)	Primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico), which closed during the first quarter of 2019.

(d)	Primarily related to the indemnification of certain tax liabilities in connection with the 2010-2011 Federal Tax Audit with the IRS (See Note 7).

(e)	Due to the anticipated sale of non-operated interest in the Atrush block in Kurdistan (See Note 11).

(f)	Primarily relates to the settlement of the 2010-2011 Federal Tax Audit (See Note 7).

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
For the three months ended March 31, 2020 and 2019, our effective income tax rates were as follows:

	Three Months Ended March 31,
	2020	2019
Effective income tax rate(a)	6%	(544)%

(a)	In all periods presented, we maintained our valuation allowance on our net federal deferred tax assets in the U.S.
The following items caused the effective income tax rates to be different from our U.S. statutory tax rate of 21% for 2020 and 2019:

•
Income taxes for the first quarter of 2020 were impacted by the income mix within E.G. between equity method investees and subsidiaries, which reduces the annual effective tax rate below the statutory tax rate.

•
Income taxes for the three months ended March 31, 2019 were impacted by the settlement of the 2010-2011 U.S. Federal Tax Audit (“IRS Audit”) in the first quarter of 2019, resulting in a tax benefit of $126 million. Additionally, in the first quarter of 2019, we recorded a non-cash deferred tax benefit of $18 million in the U.K. related to an internal restructuring. These two items are discrete to the first quarter of 2019. Excluding these discrete adjustments, the effective income tax rate for the first quarter of 2019 was an expense of 8%.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act.  This legislation included certain provisions which accelerate income tax refunds, and as a result, in the first quarter of 2020, long term receivable balances related to alternative minimum tax credits have been reclassified as short term. We expect to receive cash tax refunds of $86 million related to alternative minimum tax credits in 2020.
8.    Credit Losses
The majority of our receivables are from purchasers of commodities or joint interest owners in properties we operate, both of which are recorded at estimated or invoiced amounts and do not bear interest. The majority of these receivables have payment terms of 30 days or less. At the end of each reporting period, we assess the collectability of our receivables and estimate the expected credit losses using historical data, current market conditions and reasonable and supportable forecasts of future economic conditions.
We are exposed to credit losses through the receivables generated from sales of crude oil, NGLs and natural gas to our customers. When dealing with the commodity purchasers, we conduct a credit review to assess each counterparty’s ability to pay. The credit review considers our expected billing exposure, timing for payment and the counterparty’s established credit rating with the rating agencies or our internal assessment of the counterparty’s creditworthiness based on our analysis of their financial statements. Our evaluation also considers contract terms and other factors, such as country and/or political risk. A credit limit is established for each counterparty based on the outcome of this review. We may require a bank letter of credit or a prepayment to mitigate credit risk. We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. The expected credit losses related to receivables with the commodity purchasers were determined using the weighted average probability of default method. We also collect revenues from our non-operated joint properties where other oil and gas exploration and production companies operate the properties and market our share of production and remit payments to us. The current expected credit losses related to these receivables were determined using the loss rate method applied to aging pools.
We are exposed to credit losses from joint interest billings to other joint interest owners for properties we operate. For this group of receivables, the expected credit losses are determined using the loss rate method applied to aging pools. Our counterparties in this group include numerous large, mid-size and small oil and gas exploration and production companies. Although we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings or require a prepayment of future costs through cash calls, our credit loss exposure with this group is more significant due to inherent ownership or billing adjustments. Also, some of our counterparties may experience liquidity problems and may

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

not be able to meet their financial obligations to us. We expect that liquidity problems will increase in the future as a result of the recent demand and pricing decline for hydrocarbons. Our current-period provision reflects the anticipated effects caused by the recent market deterioration.
Changes in the allowance for doubtful accounts balance for the three months ended were as follows:

March 31,
(In millions)	2020
Beginning balance	$11
Cumulative-effect adjustment	12
Current period provision (a)	8
Recoveries of amounts previously written off	(1)
Ending balance	$30

(a)	Consists of $6 million of joint interest receivables and $2 million of trade receivables.
9.    Inventories
Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate. The continued decline in crude oil and natural gas prices could affect the value of our inventories and result in future impairments.

(In millions)	March 31, 2020	December 31, 2019
Crude oil and natural gas	$12	$10
Supplies and other items	66	62
Inventories	$78	$72

10.    Property, Plant and Equipment

(In millions)	March 31, 2020	December 31, 2019
United States	$16,352	$16,427
International	471	493
Corporate	80	80
Net property, plant and equipment	$16,903	$17,000

We had no exploratory well costs capitalized greater than one year as of March 31, 2020 and December 31, 2019.
11.    Impairments
During the first quarter of 2020, a global pandemic caused a substantial deterioration in the worldwide demand of hydrocarbons. We reviewed our long-lived assets for indicators of impairment by conducting a sensitivity analysis of the most impactful inputs to their undiscounted cash flows, including commodity prices, capital spend and reductions in production volumes to correspond with lower capital spending. Our review concluded that the carrying amounts of our long-lived assets are recoverable, with our most at risk asset having undiscounted cash flows that exceeded its $461 million carrying value by approximately 90%. However, further deterioration or a more sustained decline of commodity prices may result in impairment charges in future periods.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes impairment charges of proved properties and goodwill and their corresponding fair values.

	Three Months Ended March 31,
	2020		2019
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$2	$37	$6
Goodwill	$—	$95	N/A	$—

•	2020 – Impairments included $95 million of goodwill impairment in the International reporting unit. See Note 14 for further information.

•
2019 – During the three months ended March 31, 2019, we recorded a proved property impairment charge of $6 million, as a result of the anticipated sale of our non-operated interest in the Atrush block (Kurdistan) in our International segment. The related fair value was measured using the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification.

12.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations for the three months ended were as follows:

	March 31,
(In millions)	2020	2019
Beginning balance	$254	$1,145
Incurred liabilities, including acquisitions	1	12
Settled liabilities, including dispositions	(2)	(109)
Accretion expense (included in depreciation, depletion and amortization)	3	13
Revisions of estimates	(9)	11
Held for sale	—	(862)
Ending balance	$247	$210

March 31, 2020

•	Ending balance includes $11 million classified as short-term at March 31, 2020.
March 31, 2019

•	Settled liabilities primarily relate to the sale of our working interest in the Droshky field (Gulf of Mexico), which closed during the first quarter of 2019.

•
Held for sale includes the asset retirement obligations associated with the sale of our U.K. business, which was partially offset by settled liabilities for dispositions primarily related to the Droshky field in the first quarter of 2019. See Note 4 for discussion of the divestitures in further detail.

•	Ending balance includes $18 million classified as short-term at March 31, 2019.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

13. Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, aircraft, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and all of our existing leases are classified as either short-term or long-term operating leases.
Supplemental balance sheet information related to leases was as follows:

(In millions)		March 31, 2020
Operating Leases:	Balance Sheet Location:
ROU asset	Other noncurrent assets	$162
Current portion of long-term lease liability	Other current liabilities	$83
Long-term lease liability	Deferred credits and other liabilities	$86

Our wholly-owned subsidiary, Marathon E.G. Production Limited, is a lessor for residential housing in Equatorial Guinea, which is occupied by EGHoldings, a related party equity method investee – see Note 24. The lease was classified as an operating lease and expires in 2024, with a lessee option to extend through 2034. Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year. Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below.

(In millions)	Operating Lease Future Cash Receipts
2020	$5
2021	6
2022	6
2023	6
2024	6
Thereafter	60
Total undiscounted cash flows	$89

In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The new Houston office location is expected to be completed in 2021. The lessor and other participants are providing financing for up to $380 million, to fund the estimated project costs. As of March 31, 2020, project costs incurred totaled approximately $70 million, primarily for land acquisition and initial design costs. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
14.  Goodwill
As of December 31, 2019, our consolidated balance sheet included goodwill of $95 million in the International reporting unit. Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value of a reporting unit with goodwill may have been reduced below its carrying value. During the first quarter of 2020, a global pandemic caused a substantial deterioration in the worldwide demand of hydrocarbons. This demand loss resulted in a significant decline in hydrocarbon prices. The commensurate decline in our market capitalization during the first quarter indicated that it was more likely than not that the fair value of the International reporting unit was less than its carrying value.
We estimated the fair value of our International reporting unit using a combination of market and income approaches. The market approach referenced observable inputs specific to us and our industry, such as the price of our common equity, our enterprise value, and valuation multiples of us and peers from the investor analyst community. The income approach utilized discounted cash flows, which were based on forecasted assumptions. Key assumptions to the income approach include future liquid hydrocarbon and natural gas pricing, estimated quantities of liquid hydrocarbons and natural gas proved and probable reserves, estimated timing of production, discount rates, future capital requirements, operating expenses and tax rates. The

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

assumptions used in the income approach are consistent with those that management uses to make business decisions. These valuation methodologies represent Level 3 fair value measurements. Based on the results, we concluded our goodwill was fully impaired, and recorded an impairment of $95 million in the consolidated statements of income for the quarter ended March 31, 2020.

	March 31,
(In millions)	2020	2019
Beginning balance, gross	$95	$95
Less: accumulated impairments	—	—
Beginning balance, net	95	95
Impairment	(95)	—
Ending balance, net	$—	$95

15.  Derivatives
For further information regarding the fair value measurement of derivative instruments, see Note 16. All of our commodity derivatives are subject to enforceable master netting arrangements or similar agreements under which we report net amounts. The following tables present the gross fair values of derivative instruments and the reported net amounts along with where they appear on the consolidated balance sheets.

	March 31, 2020
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$176	$1	$175	Derivative assets
Total Not Designated as Hedges	$176	$1	$175

Cash Flow Hedges
Interest Rate	$—	$20	$(20)	Other noncurrent liabilities
Total Designated Hedges	$—	$20	$(20)
Total	$176	$21	$155

	December 31, 2019
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$9	$1	$8	Derivative assets
Commodity	1	—	1	Other noncurrent assets
Commodity	—	5	(5)	Other current liabilities
Total Not Designated as Hedges	$10	$6	$4

Cash Flow Hedges
Interest Rate	$2	$—	$2	Other noncurrent assets
Total Designated Hedges	$2	$—	$2
Total	$12	$6	$6

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Derivatives Not Designated as Hedges
We have entered into multiple crude oil derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted United States sales through 2021. These derivatives consist of three-way collars, fixed price swaps, basis swaps and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. These crude oil derivatives were not designated as hedges.
The following table sets forth outstanding derivative contracts as of March 31, 2020, and the weighted average prices for those contracts:

	2020			2021
	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	80,000	80,000	80,000	—
Weighted average price per Bbl:
Ceiling	$66.12	$64.40	$64.40	$—
Floor	$55.00	$55.00	$55.00	$—
Sold put	$47.75	$48.00	$48.00	$—
Basis Swaps - Argus WTI Midland (a)
Volume (Bbls/day)	15,000	15,000	15,000	—
Weighted average price per Bbl	$(0.94)	$(0.94)	$(0.94)	$—
Basis Swaps - NYMEX WTI / ICE Brent (b)
Volume (Bbls/day)	5,000	5,000	5,000	808
Weighted average price per Bbl	$(7.24)	$(7.24)	$(7.24)	$(7.24)
Basis Swaps - Argus WTI Houston (c)
Volume (Bbls/day)	26,813	—	—	—
Weighted average price per Bbl	$(0.75)	$—	$—	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	43,571	—	—	—
Weighted average price per Bbl	$(1.62)	$—	$—	$—
Fixed Price Swaps
Volume (Bbls/day)	20,000	—	—	—
Weighted average price per Bbl	$24.61	$—	$—	$—

(a)	The basis differential price is indexed against Argus WTI Midland.

(b)	The basis differential price is indexed against Intercontinental Exchange (“ICE”) Brent and NYMEX WTI.

(c)	The basis differential price is indexed against Argus WTI Houston.
Subsequent to March 31, 2020, we terminated our 80,000 bbls/day NYMEX WTI three-way collars and replaced them with 40,000 bbls/day of two-way collars with an average ceiling price of $40.31 and an average floor price of $32.89 and 40,000 bbls/day of fixed price swaps with an average price of $33.79. This termination and subsequent replacement applies only to derivative positions for the second quarter of 2020. Thus, the NYMEX WTI three-way collars for the third and fourth quarters of 2020 remain as presented in the schedule above.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth outstanding derivative contracts as of May 4, 2020, and the weighted average prices for those contracts:

	2020			2021
	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	—	80,000	80,000	—
Weighted average price per Bbl:
Ceiling	$—	$64.40	$64.40	$—
Floor	$—	$55.00	$55.00	$—
Sold put	$—	$48.00	$48.00	$—
NYMEX WTI Two-Way Collars
Volume (Bbls/day)	40,000	—	—	—
Weighted average price per Bbl:
Ceiling	$40.31	$—	$—	$—
Floor	$32.89	$—	$—	$—
Fixed Price WTI Swaps
Volume (Bbls/day)	76,703	10,000	—	—
Weighted average price per Bbl:	$28.99	$32.77	$—	$—
Basis Swaps - Argus WTI Midland (a)
Volume (Bbls/day)	15,000	15,000	15,000	—
Weighted average price per Bbl	$(0.94)	$(0.94)	$(0.94)	$—
Basis Swaps - NYMEX WTI / ICE Brent (b)
Volume (Bbls/day)	5,000	5,000	5,000	808
Weighted average price per Bbl	$(7.24)	$(7.24)	$(7.24)	$(7.24)
Basis Swaps - NYMEX WTI / MEH (c)
Volume (Bbls/day)	26,813	—	—	—
Weighted average price per Bbl	$(0.75)	$—	$—	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	43,571	60,000	10,000	—
Weighted average price per Bbl	$(1.62)	$(1.58)	$(1.94)	$—

(a)	The basis differential price is indexed against Argus WTI Midland.

(b)	The basis differential price is indexed against Intercontinental Exchange (“ICE”) Brent and NYMEX WTI.

(c)	The basis differential price is indexed against Argus WTI Houston.
The mark-to-market impact and settlement of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended March 31,
(In millions)	2020	2019
Mark-to-market gain (loss)	$171	$(113)
Net settlements of commodity derivative instruments	$31	$22
Derivatives Designated as Cash Flow Hedges
In March 2020, we entered into forward starting interest rate swaps with a notional amount of $350 million to hedge variations in cash flows arising from fluctuations in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate related to forecasted interest payments of a future debt issuance in 2022; and an additional $100 million of notional for our future debt issuance in 2025. We expect to refinance both of the debt maturities in 2022 and 2025. The swaps will terminate on

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

or prior to the refinancing of the debt and the final value will be reclassified from accumulated other comprehensive income into earnings with each future interest payment. Subsequent to March 31, 2020, we entered into additional forward starting interest rate swaps with a notional amount of $150 million to hedge variations in cash flows related to the same LIBOR interest rate for our debt due in 2022 and $150 million notional for our debt due in 2025.
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments of our future Houston office. These swaps will settle monthly on the same day the lease payment is made with the first swap settlement occurring in January 2022. We expect the first lease payment to commence sometime in the period from December 2021 to May 2022. The last swap will mature on September 9, 2026. See Note 13 for further details regarding the lease of the new Houston office.
The following table presents, by maturity date, information about our interest rate swap agreements, including the weighted average LIBOR-based, fixed rate.

	March 31, 2020		December 31, 2019
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
November 1, 2022	$350	1.04%	$—	—%
June 1, 2025	$100	0.96%	$—	—%
September 9, 2026	$320	1.51%	$320	1.51%
At March 31, 2020, accumulated other comprehensive income included deferred losses of $20 million related to forward starting interest rate swaps. No amounts related to these swaps are expected to impact the consolidated statements of income in the next 12 months.
16.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by hierarchy level.

	March 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$29	$146	$—	$175
Derivative instruments, assets	$29	$146	$—	$175
Derivative instruments, liabilities
Interest rate	$—	$(20)	$—	$(20)
Derivative instruments, liabilities	$—	$(20)	$—	$(20)
Total	$29	$126	$—	$155

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$7	$—	$7
Interest rate	—	2	—	2
Derivative instruments, assets	$—	$9	$—	$9
Derivative instruments, liabilities
Commodity(a)	$(3)	$—	$—	$(3)
Derivative instruments, liabilities	$(3)	$—	$—	$(3)
Total	$(3)	$9	$—	$6

(a)	Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 15.
Commodity derivatives include three-way collars, fixed price swaps, basis swaps and NYMEX roll basis swaps. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For swaps, inputs to the models include only commodity prices and interest rates and are categorized as Level 1 because all assumptions and inputs are observable in active markets throughout the term of the instruments. For three-way collars, inputs to the models include commodity prices, and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
The forward starting interest rate swaps are measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 15 for detail on the forward starting interest rate swaps.
Fair Value Estimates – Goodwill
See Note 14 for detail information relating to goodwill.
Fair Values – Nonrecurring
See Note 11 for detail on our fair values related to impairments.
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$3	$4	$4	$4
Other noncurrent assets	22	40	26	38
Total financial assets	$25	$44	$30	$42
Financial liabilities
Other current liabilities	$42	$95	$62	$90
Long-term debt, including current portion(a)	3,992	5,529	6,174	5,529
Deferred credits and other liabilities	90	81	99	86
Total financial liabilities	$4,124	$5,705	$6,335	$5,705

(a)	Excludes debt issuance costs.

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
17.    Debt
Revolving Credit Facility
As of March 31, 2020, we had no borrowings against our $3.0 billion Credit Facility, as described below.
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of March 31, 2020, we were in compliance with this covenant with a ratio of 32%.
Long-term debt
At March 31, 2020, we had $5.5 billion of total debt outstanding, with our next significant debt maturity in the amount of $1.0 billion due November 2022.

18.    Stockholders’ Equity
In the first quarter of 2020, we acquired approximately 9 million common shares at a cost of $85 million, which were held as treasury stock. Including these repurchases, the total remaining share repurchase authorization was $1.3 billion at March 31, 2020. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
19.    Incentive Based Compensation
Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first three months of 2020:

	Stock Options			Restricted Stock Awards & Units
	Number of Shares		Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	5,659,731		$23.55	7,174,386	$15.88
Granted	1,132,808	(a)	$10.47	5,337,796	$8.55
Exercised/Vested	(52,333)		$7.22	(2,815,109)	$15.93
Canceled	(202,934)		$26.25	(200,750)	$14.71
Outstanding at March 31, 2020	6,537,272		$21.33	9,496,323	$11.77
(a)    The weighted average grant date fair value of stock option awards granted was $3.82 per share.
Stock-based performance unit awards
During the first three months of 2020, we granted 1,038,676 stock-based performance units to certain officers to be settled in shares. The grant date fair value per unit was $10.55, as calculated using a Monte Carlo valuation model. As of March 31, 2020 there were 1,658,088 units outstanding.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

20.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2020	2019(c)	2020	2019
Service cost	$5	$4	$—	$—
Interest cost	3	7	1	1
Expected return on plan assets	(3)	(8)	—	—
Amortization:
– prior service cost (credit)	(2)	(2)	(4)	(4)
– actuarial loss	3	2	—	—
Net settlement loss(a)	2	—	—	—
Net periodic benefit cost(b)	$8	$3	$(3)	$(3)

(a)	Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.

(b)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

(c)	Includes amounts related to the noncontributory defined benefit pension plan covering U.K. employees, prior to the plan being transferred to the buyer upon sale of the U.K. asset on July 1, 2019.

During the first three months of 2020, we made contributions of $6 million to our funded pension plan and expect to contribute an additional $22 million this year. During the first three months of 2020, we made payments of $5 million and $4 million related to unfunded pension plans and other postretirement benefit plans.

21.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2020	2019	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$6	$6	Other net periodic benefit costs
Amortization of actuarial loss	(3)	(2)	Other net periodic benefit costs
Net settlement loss	(2)	—	Other net periodic benefit costs
Total reclassifications to expense, net of tax (a)	$1	$4	Net income

(a)	During 2020 and 2019 we had a full valuation allowance on net federal deferred tax assets and as such, there is no tax impact to our postretirement and postemployment plans.
22.    Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2020	2019
Included in operating activities:
Interest paid, net of amounts capitalized	$52	$52
Income taxes paid to taxing authorities, net of refunds received (a)	5	29
Noncash investing activities:
Increase (decrease) in asset retirement costs	$(8)	$23
Asset retirement obligations assumed by buyer (b)	—	98

(a)	The three months ended March 31, 2020 and 2019 includes $3 million and $5 million, related to tax refunds.

(b)	In the first quarter of 2019, we closed on the sale of our working interest in the Droshky field (Gulf of Mexico), including our $98 million asset retirement obligation.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Other noncash investing activities include accrued capital expenditures for the three months ended March 31, 2020 and 2019 of $238 million and $250 million.
23.    Equity Method Investments
Equity method investments are assessed for impairment whenever charges in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred that is other than temporary, the carrying value of the equity method investment is written down to fair value. The continued decline in commodity prices resulting from demand contraction related to the global pandemic could affect the investment value of our equity method investees and result in an other than temporary impairment.
During the periods ended March 31, 2020 and December 31, 2019 our equity method investees were considered related parties and included:

•	EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.

•	AMPCO, in which we have a 45% noncontrolling interest. AMPCO is engaged in methanol production activity.
Our equity method investments are summarized in the following table:

(In millions)	Ownership as of March 31, 2020	March 31, 2020	December 31, 2019
EGHoldings	60%	$294	$310
Alba Plant LLC	52%	162	163
AMPCO	45%	172	190
Total		$628	$663
Summarized financial information for equity method investees is as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Income data:
Revenues and other income	$172	$220
Income from operations	(30)	49
Net income	(26)	32

24.    Commitments and Contingencies
In the second quarter of 2019, Marathon E.G. Production Limited (“MEGPL”), a consolidated and wholly-owned subsidiary, signed a series of agreements to process third-party Alen Unit gas through existing infrastructure located in Punta Europa, E.G. MEGPL is a signatory to the agreements related to our equity method investee, Alba Plant LLC. These agreements contain clauses that cause MEGPL to indemnify the owners of the Alen Unit against actions or inaction by Alba Plant LLC. Pursuant to these agreements, MEGPL agreed to indemnify third party property or events, including environmental assessments, injury to Alba Plant LLC’s personnel, and damage to or loss of Alba Plant LLC’s automobiles. At this time, we cannot reasonably estimate this obligation as we do not have any history of prior indemnification claims, as completion of the plant modifications is not expected to finish until 2021, and as such, we do not have any history of environmental discharge or contamination. Therefore, we have not recorded a liability with respect to these guarantees since the amount of potential future payments under these indemnification clauses is not determinable.
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners.  We executed two separate guarantee documents during the second quarter of 2020; one for a maximum of $91 million pertaining to the performance of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining the performance of Alba Plant LLC.  Payment by us would be required if either entity fails to honor its obligations pursuant to the processing agreements. Certain of the Alen Unit owners are also shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We are

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

still assessing the effects of these arrangements on our consolidated statements of income and financial position and will record such effects, if any, during the second quarter of 2020.
Various groups, including the State of North Dakota and three Indian tribes represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River.  As a result, as of March 31, 2020, we have a $99 million current liability in suspended royalty and working interest revenue, including interest, and have a long-term receivable of $24 million for capital and expenses.
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
Commodity prices declined substantially as we reached the end of the first quarter of 2020, and have continued through early May. While commodity prices are likely to remain volatile, we believe we can manage through this lower commodity price macro environment as our portfolio affords us the flexibility to respond to changing market conditions. Our primary focus remains on protecting our balance sheet and maintaining a strong liquidity position. Our financial strength, quality portfolio, and ongoing focus on reducing our cost structure better position us to navigate during this unprecedented time. Key highlights include the following:
Maintained focus on balance sheet and liquidity

•	In response to the current macro environment, we revised our 2020 Capital Budget downward to $1.3 billion from the original plan of $2.4 billion.

•
At the end of the first quarter 2020, we had approximately $3.8 billion of liquidity, comprised of an undrawn $3.0 billion revolving credit facility and $0.8 billion in cash, and no significant near-term debt maturities. We remain investment grade at all three primary rating agencies, with recent reviews by both Fitch and S&P.

•	The quarter-end cash balance decreased by approximately $40 million from year-end, including 9 million of common share repurchases at a cost of $85 million and $40 million of dividends.

•	Restructured commodity derivatives to minimize the near-term crude downside and to protect basis differentials.

•
In April 2020, we took broad-based cost saving measures, including temporary base salary reductions for CEO and other corporate officers through year-end, a reduction in Board of Director compensation through year end, and U.S. employee and contractor workforce reductions.

•	Temporarily suspended the quarterly dividend and share repurchases to maximize liquidity.
Financial and operational results

•	U.S. net sales volumes increased by 14% during the quarter to 338 mboed, along with U.S. crude oil net sales volumes which increased 16% compared to the same quarter last year.

•	Our net loss per share was $0.06 in the first quarter of 2020 as compared to net income per share of $0.21 in the same period last year. Included in our financial results for the current quarter:

◦
A decrease in revenues from contracts with customers of approximately 15% to $1.0 billion, compared to the same quarter last year, largely due to lower price realizations, partially offset by increased production volumes. Average crude oil price realizations decreased by 19% during the first three months of 2020 as compared to the prior period.

◦	Recorded non-cash goodwill impairment of $95 million in the International reporting unit during the quarter.

◦	Net gain on commodity derivatives of $202 million for the first quarter of 2020, a nearly $300 million increase from the same period in 2019, which was a net loss of $91 million.

•
Net cash provided by operating activities in the first three months of 2020 increased to $701 million or 36% primarily due changes to working capital, partially offset by a net loss in the first quarter of 2020 as a result of lower commodity price realizations.

Outlook
Capital Budget
Earlier this year, we announced an approved 2020 Capital Budget of $2.4 billion, including $200 million to fund resource play leasing and exploration (“REx”). In light of the substantial decline in commodity prices and oversupply in the market, our Board of Directors approved a revised capital budget of $1.3 billion for 2020. This revised Capital Budget represents a reduction of $1.1 billion and fully suspends REx and Oklahoma activity, decreases drilling activity in the Northern Delaware, while continuing to optimize development plans in the Bakken and Eagle Ford. Additional adjustments to capital spending plans may be necessary in the future to respond to the shifts in the macro environment.
Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

	Three Months Ended March 31,
Net Sales Volumes	2020	2019	Increase (Decrease)
United States (mboed)	338	297	14%
International (mboed)(a)	81	88	(8)%
Total (mboed)	419	385	9%

(a)
In the first quarter of 2019, we announced the sale of our U.K. business, which closed in the third quarter of 2019. The three months ended March 31, 2019 includes net sales volumes related to the U.K. of 11 mboed. See Note 4 to the consolidated financial statements for further information.

United States
Net sales volumes in the segment were higher in the first quarter of 2020 primarily as a result of more producing wells as compared to the first quarter of 2019. As a result of the aforementioned market dynamics, and as further discussed below, we expect second quarter U.S. crude oil and boe production will be down sequentially due to curtailments along with natural decline from reduced activity. The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2020	2019	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	114	105	9%
Bakken	110	92	20%
Oklahoma	73	63	16%
Northern Delaware	29	26	12%
Other United States	12	11	9%
Total United States	338	297	14%

	Three Months Ended March 31, 2020
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	64%	80%	28%	58%	61%
Natural gas liquids	16%	11%	27%	17%	17%
Natural gas	20%	9%	45%	25%	22%

	Three Months Ended March 31,
Drilling Activity - U.S. Resource Plays	2020	2019
Gross Operated
Eagle Ford:
Wells drilled to total depth	30	30
Wells brought to sales	38	41
Bakken:
Wells drilled to total depth	24	12
Wells brought to sales	25	29
Oklahoma:
Wells drilled to total depth	9	20
Wells brought to sales	13	18
Northern Delaware:
Wells drilled to total depth	11	13
Wells brought to sales	6	15

•
Eagle Ford – Our net sales volumes were 114 mboed in the first quarter of 2020, including oil sales of 72 mbbld and brought 38 gross company-operated wells to sales. In light of current market conditions, we suspended second quarter frac activity and plan to transition to a lower and more continuous level of drilling and completion activity over the second half of the year.

•
Bakken – Our net sales volumes of 110 mboed, including 88 mbbld of oil sales and brought 25 gross company-operated wells to sales. We suspended second quarter frac activity and plan to transition to a lower and more continuous level of drilling and completion activity over the second half of the year.

•
Oklahoma – Our net sales volumes were 73 mboed, including 20 mbbld of oil sales and brought 13 gross company-operated wells to sales. We suspended all drilling and completion operations in light of current market conditions. We do not expect to bring any additional wells to sales in Oklahoma this year.

•
Northern Delaware – Our net sales volumes were 29 mboed, including 17 mbbld of oil sales and brought 6 gross company-operated wells to sales. We suspended all drilling and completion operations and expect only a limited number of wells to sales through the remainder of the year.

International
Net sales volumes were lower in the first quarter of 2020 compared to the first quarter of 2019 primarily due to the dispositions of our U.K. business. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2020	2019	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	81	75	8%
United Kingdom(a)	—	11	(100)%
Other International	—	2	(100)%
Total International	81	88	(8)%
Equity Method Investees
LNG (mtd)	5,064	4,636	9%
Methanol (mtd)	1,185	1,003	18%
Condensate and LPG (boed)	10,638	9,890	8%

(a)	Includes natural gas acquired for injection and subsequent resale.

•
Equatorial Guinea – Net sales volumes in the first quarter of 2020 were higher compared to the same period in 2019 as a result of a planned triennial turnaround in E.G. completed in the first quarter of 2019 partially offset by natural field decline.

•	United Kingdom – During 2019, we closed on the sale of our U.K. business. See Note 4 to the consolidated financial statements for further information.

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, payment of dividends and funding of share repurchases. Commodity prices declined substantially as we reached the end of the first quarter of 2020 resulting from demand contraction related to the global pandemic and increased supply following the OPEC disagreements.  A revised OPEC deal was agreed early in the second quarter of 2020 but, given the scale of worldwide demand destruction, commodity prices are likely to remain volatile and have significantly declined further subsequent to March 31, 2020 as compared to the average realized prices in the tables below. Refer to Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K for further discussion on how further declines in commodity prices could impact us.
United States
The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the first quarter of 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$44.23	$54.05	(18)%
Natural gas liquids (per bbl)	9.97	15.66	(36)%
Natural gas (per mcf)(c)	1.60	2.93	(45)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$45.78	$54.90	(17)%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	49.54	60.42	(18)%
Mont Belvieu NGLs (per bbl)(d)	13.27	21.77	(39)%
Henry Hub natural gas settlement date average (per mmbtu)	1.95	3.15	(38)%

(a)	Excludes gains or losses on commodity derivative instruments.

(b)	Inclusion of realized gains (losses) on crude oil derivative instruments would have impacted average price realizations by $1.47 per bbl and $1.10 per bbl for the first quarter 2020 and 2019.

(c)	Inclusion of realized gains (losses) on natural gas derivative instruments would have a minimal impact on average price realizations for the periods presented.

(d)	Bloomberg Finance LLP: Y-grade Mix NGL of 55% ethane, 25% propane, 5% butane, 8% isobutane and 7% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
Natural gas liquids – The majority of our sales volumes are sold at reference to Mont Belvieu prices.
Natural gas – A significant portion of our volumes are sold at bid-week prices, or first-of-month indices relative to our producing areas.
International
The following table presents our average price realizations and the related benchmark for crude oil for the first quarter of 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$36.88	$53.93	(32)%
Natural gas liquids (per bbl)	1.00	1.96	(49)%
Natural gas (per mcf)	0.24	0.48	(50)%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$50.44	$63.17	(20)%

(a)	Average of monthly prices obtained from the United States Energy Information Agency website.

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
Results of Operations
Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended March 31,
(In millions)	2020	2019
Revenues from contracts with customers
United States	$970	$1,062
International	54	138
Segment revenues from contracts with customers	$1,024	$1,200
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended March 31, 2019	Price Realizations	Net Sales Volumes	Three Months Ended March 31, 2020
United States Price/Volume Analysis
Crude oil and condensate	$859	$(184)	$153	$828
Natural gas liquids	77	(30)	5	52
Natural gas	103	(55)	18	66
Other sales	23			24
Total	$1,062			$970
International Price/Volume Analysis
Crude oil and condensate	$113	$(20)	$(48)	$45
Natural gas liquids	2	(1)	—	1
Natural gas	15	(8)	1	8
Other sales	8			—
Total	$138			$54

Net gain (loss) on commodity derivatives In the first quarter of 2020, the net gain on commodity derivatives was $202 million, compared to the same period in 2019, which was a net loss of $91 million. We have multiple crude oil derivative contracts indexed to NYMEX WTI. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 15 to the consolidated financial statements for further information.
Income from equity method investments decreased $23 million for the first quarter of 2020 from the comparable 2019 period primarily due to the turnaround activity at our AMPCO facility.
Net gain on disposal of assets decreased $33 million in the first quarter of 2020 versus the same period in 2019, as a result of the sale of our working interest in the Droshky field (Gulf of Mexico), which closed during the first quarter of 2019.
Other income decreased $28 million in the first quarter of 2020 primarily as a result of indemnification of certain tax liabilities in connection with the closure of the 2010-2011 Federal Tax Audit with the IRS recorded in the first quarter of 2019. The indemnity relates to tax and interest allocable to MPC as a result of the IRS Audit in accordance with the Tax Sharing Agreement. See Note 7 for further detail.
Production expenses decreased $27 million in the first quarter of 2020 versus the same period in 2019, primarily as a result of the sale of our U.K. business which closed during the third quarter of 2019.
The first quarter of 2020 production expense rate (expense per boe) was lower for International as a result of the sale of our U.K. business which closed during the third quarter of 2019. Our U.S. production expense rate was lower as a result of increased production in the first quarter of 2020.
The following table provides production expense and production expense rates for each segment:

	Three Months Ended March 31,
($ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$143	$139	3%	$4.63	$5.21	(11)%
International	$17	$50	(66)%	$2.35	$6.22	(62)%

Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which decreased $31 million in the first quarter of 2020. Decreases in unproved property impairments were primarily driven by our decision not to drill certain leases related to resource exploration in the first quarter of 2019.
The following table summarizes the components of exploration expenses:

	Three Months Ended March 31,
(In millions)	2020	2019	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$22	$44	(50)%
Dry well costs	—	5	(100)%
Geological and geophysical	1	6	(83)%
Other	5	4	25%
Total exploration expenses	$28	$59	(53)%
Depreciation, depletion and amortization increased $90 million in the first quarter of 2020. The increase is primarily due to a higher net sales volumes in our U.S. segment, partially offset by a decrease of $13 million in our International segment as a result of the sale of our U.K. business which closed during the third quarter of 2019. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense. Our International DD&A rate decreased primarily due to the sale of our U.K. business which closed during the third quarter of 2019.

The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended March 31,
($ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$617	$514	20%	$20.03	$19.27	4%
International	$21	$34	(38)%	$2.86	$4.22	(32)%
Impairments increased $91 million primarily as a result of impairment to goodwill related to our International reporting unit in the first quarter of 2020. See Note 14 to the consolidated financial statements for more detail.
General and administrative decreased $18 million in the first quarter of 2020 primarily as a result of change in value of stock-based performance units tied to our total shareholder return (“TSR”) as compared to our peer group and lower compensation costs.
Benefit for income taxes reflects an effective income tax rate of 6% in the first quarter of 2020, as compared to an effective income tax rate of (544)% in the first quarter of 2019. See Note 7 to the consolidated financial statements for more detail discussion concerning the rate changes.
Segment Income
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, certain property and goodwill impairments, unrealized gains or losses on commodity derivative instruments, pension settlement losses, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended March 31,
(In millions)	2020	2019	Increase (Decrease)
United States	$(20)	$132	(115)%
International	(1)	61	(102)%
Segment income (loss)	(21)	193	(111)%
Items not allocated to segments, net of income taxes	(25)	(19)	32%
Net income (loss)	$(46)	$174	(126)%
United States segment loss In the first quarter of 2020, U.S. segment loss was $20 million after-tax versus $132 million income after-tax for the same period in 2019, primarily due to lower price realizations in the current quarter and an increase in DD&A expense due to higher production volumes, this was partially offset by an increase to sales revenues related to higher net sales volumes.
International segment loss In the first quarter of 2020, International segment loss was $1 million after-tax versus $61 million income after-tax for the same period in 2019 primarily due to lower income from our equity method investments primarily due to the turnaround activity at our AMPCO facility as well as the sale of our U.K. business in third quarter of 2019.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2019, except as discussed below.
Fair Value Estimates – Goodwill
In the first quarter of 2020, a triggering event (significant decline in market capitalization caused by worldwide declines in hydrocarbon demand and corresponding prices) required us to assess our goodwill in the International reporting unit for impairment as of March 31, 2020. We estimated the fair value of our International reporting unit using a combination of market and income approaches and concluded that a full impairment of $95 million was required. See Note 14 to the consolidated financial statements for further information.
Estimated Quantity of Net Reserves
Continued lower commodity prices could have a material effect on the quantity and present value of our proved reserves. To the extent that commodity prices remain at current or lower levels throughout 2020, a portion of our proved reserves could be deemed uneconomic and no longer classified as proved. This could impact both proved developed producing reserves as well as proved undeveloped reserves. Future reserve revisions could also result from changes to our Capital Budget and drilling plans among other things. However, any impact of lower SEC pricing will likely be partially offset by continued cost reduction efforts. Also, any volumes reclassified to unproved reserves could return to proved reserves as commodity prices improve. Any reduction in proved reserves, especially as a result of continued lower commodity prices, could result in an acceleration of future DD&A expense and impairments to long-lived assets.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.
Cash Flows
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, payment of dividends, and funding of share repurchases. If this lower price environment continues, it will negatively impact our cash flows from operations. The following table presents sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
(In millions)	2020	2019
Sources of cash and cash equivalents
Operating activities	$701	$515
Disposal of assets, net of cash transferred to the buyer	3	13
Other	8	25
Total sources of cash and cash equivalents	$712	$553
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(620)	$(615)
Additions to other assets	(1)	14
Purchases of common stock	(92)	(30)
Dividends paid	(40)	(41)
Other	—	(1)
Total uses of cash and cash equivalents	$(753)	$(673)
Cash flows generated from operating activities in the first three months of 2020 were 36% higher primarily due to an increase in changes to working capital, partially offset by a net loss in the first quarter of 2020 as a result of lower commodity price realizations.
Additions to property, plant and equipment in the first three months of 2020 includes approximately $535 million of development capital and approximately $44 million to REx.

The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Three Months Ended March 31,
(In millions)	2020	2019
United States	$561	$606
International	—	5
Corporate	7	3
Total capital expenditures	568	614
Change in capital expenditure accrual	52	1
Total use of cash and cash equivalents for property, plant and equipment	$620	$615
Additions to other assets of $1 million relates to the clearing of deposits related to our REx program to property, plant and equipment during the first three months of 2020. During the first three months of 2020 and 2019, our REx capital expenditures totaled $44 million and $37 million, inclusive of costs included within property, plant and equipment, other assets, and acquisitions.
The Board of Directors approved a $0.05 per share dividend in the fourth quarter of 2019, which was paid in the first quarter of 2020.
In the first quarter of 2020, we acquired approximately 9 million common shares at a cost of $85 million, which were held as treasury stock. See Note 18 to the consolidated financial statements for further information.
Liquidity and Capital Resources
Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions, and our revolving Credit Facility. At March 31, 2020, we had approximately $3.8 billion of liquidity consisting of $0.8 billion in cash and cash equivalents and $3.0 billion available under our revolving Credit Facility. Unless commodity prices significantly improve, our cash and cash equivalents could be subject to a material decrease. See Item 1A. Risk Factors for a more detailed discussion of recent developments affecting the energy industry.
Our working capital requirements are supported by our cash and cash equivalents and our Credit Facility. We may draw on our revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, and other amounts that may ultimately be paid in connection with contingencies. General economic conditions, commodity prices, and financial, business and other factors, including the global pandemic, could affect our operations and our ability to access the capital markets.
During the first quarter of 2020, commodity prices significantly declined due to the combined impacts of global crude oil oversupply and lower demand for hydrocarbons due to the global pandemic. As a result, credit rating agencies reviewed many companies in the industry, including us. Standard and Poor’s Global Ratings downgraded us to BBB- (negative) from BBB (stable). Fitch Ratings affirmed our BBB rating but changed the outlook from stable to negative. Moody’s Investor Services, Inc. did not review us and our credit rating remains Baa3 (stable). Thus, we continue to be rated investment grade at all three primary credit rating agencies. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital, and could result in additional credit support requirements. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of how a downgrade in our credit ratings could affect us.
On May 6, 2020, our Board of Directors temporarily suspended our quarterly dividend payment as we prioritize our liquidity and balance sheet.
Capital Resources
Credit Arrangements and Borrowings
At March 31, 2020, we had no borrowings against our Credit Facility. At March 31, 2020, we had $5.5 billion of total debt outstanding, with our next significant debt maturity of $1.0 billion due November 2022. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.

Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 32% and 31% at March 31, 2020 and at December 31, 2019, respectively.
Capital Requirements
Share Repurchase Program
In the three months ended March 31, 2020, we acquired approximately 9 million common shares at a cost of $85 million under our share repurchase program. While the share repurchase program has $1.3 billion of remaining authorization, we elected to suspend additional share repurchases to preserve liquidity.
Contractual Cash Obligations
As of March 31, 2020, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2019 Annual Report on Form 10-K.

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
There have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2019 Annual Report on Form 10-K. See Note 24 to the consolidated financial statements for a description of other contingencies.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our operational and financial strategies, including drilling plans and projects, planned wells, rig count, inventory, seismic, exploration plans, maintenance activities, drilling and completion improvements, cost reductions, and financial flexibility; our ability to successfully effect those strategies and the expected timing and results thereof; our 2020 Capital Budget and the planned allocation thereof; planned capital expenditures and the impact thereof; expectations regarding future economic and market conditions and their effects on us; our financial and operational outlook, and ability to fulfill that outlook; our financial position, balance sheet, liquidity and capital resources, and the benefits thereof; resource and asset potential; reserve estimates; growth expectations; and future production and sales expectations, and the drivers thereof, are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “outlook,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:

•	conditions in the oil and gas industry, including supply and demand levels for crude oil and condensate, NGLs and natural gas and the resulting impact on price;

•	changes in expected reserve or production levels;

•	changes in political and economic conditions in the U.S. and E.G., including changes in foreign currency exchange rates, interest rates, and inflation rates;

•	actions taken by the members of OPEC and Russia affecting the production and pricing of crude oil; and other global and domestic political, economic or diplomatic developments;

•	risks related to our hedging activities;

•	voluntary and involuntary volume curtailments;

•	delays or cancellations of certain drilling activities;

•	liability resulting from litigation;

•	capital available for exploration and development;

•	the inability of any party to satisfy closing conditions or delays in execution with respect to our asset acquisitions and dispositions;

•	drilling and operating risks;

•	lack of, or disruption in, access to storage capacity, pipelines or other transportation methods;

•	well production timing;

•	availability of drilling rigs, materials and labor, including the costs associated therewith;

•	difficulty in obtaining necessary approvals and permits;

•	non-performance by third parties of their contractual obligations;

•	hazards such as weather conditions, a health pandemic (including COVID-19), acts of war or terrorist acts and the governmental or military response thereto;

•	shortages of key personnel, including employees, contractors and subcontractors;

•	cyber-attacks;

•	changes in safety, health, environmental, tax and other regulations or requirements or initiatives including those addressing the impact of global climate change, air emissions or water management;

•	other geological, operating and economic considerations; and

•	the risk factors, forward-looking statements and challenges and uncertainties described in our 2019 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
All forward-looking statements included in this report are based on information available to us on the date of this report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business including commodity price risk and interest rate risk. We employ various strategies, including the use of financial derivatives to manage the risks related to commodity price fluctuations. See Note 15 and Note 16 to the consolidated financial statements for detail relating to our open commodity derivative positions, including underlying notional quantities, how they are reported in our consolidated financial statements and how their fair values are measured.

Commodity Price Risk
As of March 31, 2020, we had various open commodity derivatives. Based on the March 31, 2020 published NYMEX WTI futures prices, a hypothetical 10% change (per bbl for crude oil) would change the fair values of our $175 million net asset position to the following:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Crude oil derivatives	$163	$180

Interest Rate Risk
At March 31, 2020 our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.5 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.

At March 31, 2020, we had forward starting interest rate swap agreements with a total notional of $770 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to (1) the 1-month LIBOR component of future lease payments on our future Houston office and (2) the benchmark LIBOR index for our debt due in 2022 and 2025. A hypothetical 10% change in interest rates would change the fair values of our $20 million net liability position to the following as of March 31, 2020:

(In millions)	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate cash flow hedges	$16	$25

Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2020.
During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no significant changes to Item 3. Legal Proceedings in our 2019 Annual Report on Form 10-K. See Note 24 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. There have been no material changes to the risk factors under Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K, except as noted below.
Our business, financial conditions and results of operations have been adversely affected and may continue to be adversely affected by the recent COVID-19 global pandemic and the recent energy industry developments.
Any widespread outbreaks of contagious diseases have the potential to impact our business and operations.  The recent novel coronavirus global pandemic, known as COVID-19, has had an adverse impact on our business, financial condition and results of operations and such impacts could be material. The current effects of COVID-19 include a substantial decline in demand for crude oil, condensate, NGLs, natural gas and other petroleum hydrocarbons, along with a corresponding deterioration in prices. In addition, COVID-19, combined with the resulting economic downturn could have a negative impact on our operations; impact the ability of our counterparties to perform their obligations; result in voluntary and involuntary curtailments, delays or cancellations of certain drilling activities; impair the quantity or value of our reserves; result in transportation and storage capacity restraints; cause shortages of key personnel, including employees, contractors and subcontractors; interrupt global supply chains; increase impairments and associated charges to our earnings; impact our cash on hand, uses of cash and cause a decrease to our financial flexibility and liquidity.
The impacts of COVID-19 could be further exacerbated by the Organization of the Petroleum Exporting Countries (OPEC) and Russia regarding crude oil production cuts. Negotiations in April 2020 with OPEC and Russia resulted in an agreement to reduce production volumes; however, a failure to abide by these agreed upon crude oil production cuts may further destabilize the global oil market.  The extent to which COVID-19 or the recent energy industry developments will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. As a result, at the time of this filing, it is not possible to predict the overall impact of COVID-19 or the recent energy industry developments on our business, liquidity, capital resources and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended March 31, 2020 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
01/01/2020 - 01/31/2020	361,276	$13.52	350,700	$1,400,335,790
02/01/2020 - 02/28/2020	6,703,289	$9.09	6,603,562	$1,340,335,778
03/01/2020 - 03/31/2020	3,088,055	$8.09	2,470,237	$1,320,335,751
Total	10,152,620	$8.94	9,424,499

(a)	728,121 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.

(b)
In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, by $1.2 billion in December 2013, and by $950 million in July 2019.

As of March 31, 2020, we have repurchased 191 million common shares at a cost of approximately $5.9 billion, excluding transaction fees and commissions. In the first quarter of 2020, share repurchases were approximately $85 million, excluding transaction fees and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of March 31, 2020 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2020		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
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