Form 10-Q
period 2020-06-30
MARATHON OIL CORP
filed 2020-08-06
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
        There were 789,439,221 shares of Marathon Oil Corporation common stock outstanding as of July 31, 2020.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues and other income:
Revenues from contracts with customers	$490	$1,381	$1,514	$2,581
Net gain (loss) on commodity derivatives	(70)	16	132	(75)
Income (loss) from equity method investments	(152)	31	(164)	42
Net gain (loss) on disposal of assets	(2)	(8)	7	34
Other income	6	13	13	48
Total revenues and other income	272	1,433	1,502	2,630
Costs and expenses:
Production	129	193	289	380
Shipping, handling and other operating	105	170	249	324
Exploration	26	26	54	85
Depreciation, depletion and amortization	597	605	1,241	1,159
Impairments	—	18	97	24
Taxes other than income	30	79	96	151
General and administrative	88	87	164	181
Total costs and expenses	975	1,178	2,190	2,304
Income (loss) from operations	(703)	255	(688)	326
Net interest and other	(69)	(64)	(133)	(113)
Other net periodic benefit credit	7	2	7	7
Income (loss) before income taxes	(765)	193	(814)	220
Provision (benefit) for income taxes	(15)	32	(18)	(115)
Net income (loss)	$(750)	$161	$(796)	$335
Net income (loss) per share:
Basic	$(0.95)	$0.20	$(1.00)	$0.41
Diluted	$(0.95)	$0.20	$(1.00)	$0.41
Weighted average common shares outstanding:
Basic	790	813	793	817
Diluted	790	814	793	817
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$(750)	$161	$(796)	$335
Other comprehensive income (loss), net of tax
Change in actuarial loss and other for postretirement and postemployment plans	(42)	(9)	(42)	(13)
Change in derivative hedges unrecognized loss	(4)	—	(26)	—
Other comprehensive loss	(46)	(9)	(68)	(13)
Comprehensive income (loss)	$(796)	$152	$(864)	$322
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except par value and share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$522	$858
Receivables, less reserve of $23 and $11	620	1,122
Inventories	77	72
Derivative assets	79	9
Other current assets	107	74
Total current assets	1,405	2,135
Equity method investments	476	663
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $19,216 and $18,003	16,424	17,000
Goodwill	—	95
Other noncurrent assets	262	352
Total assets	$18,567	$20,245
Liabilities
Current liabilities:
Accounts payable	$696	$1,307
Payroll and benefits payable	76	112
Accrued taxes	77	118
Other current liabilities	216	208
Total current liabilities	1,065	1,745
Long-term debt	5,503	5,501
Deferred tax liabilities	171	186
Defined benefit postretirement plan obligations	194	183
Asset retirement obligations	242	243
Deferred credits and other liabilities	217	234
Total liabilities	7,392	8,092
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at June 30, 2020 and December 31, 2019)	937	937
Held in treasury, at cost – 147 million shares and 141 million shares	(4,087)	(4,089)
Additional paid-in capital	7,143	7,207
Retained earnings	7,145	7,993
Accumulated other comprehensive income	37	105
Total stockholders’ equity	11,175	12,153
Total liabilities and stockholders’ equity	$18,567	$20,245
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2020	2019
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$(796)	$335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,241	1,159
Impairments	97	24
Exploratory dry well costs and unproved property impairments	40	69
Net gain on disposal of assets	(7)	(34)
Deferred income taxes	(14)	(33)
Net (gain) loss on derivative instruments	(132)	75
Net settlements of derivative instruments	57	27
Pension and other post retirement benefits, net	(31)	(41)
Stock-based compensation	28	32
Equity method investments, net	180	12
Changes in:
Current receivables	489	(95)
Inventories	(5)	3
Current accounts payable and accrued liabilities	(456)	(158)
Other current assets and liabilities	46	119
All other operating, net	(27)	(182)
Net cash provided by operating activities	710	1,312
Investing activities:
Additions to property, plant and equipment	(946)	(1,262)
Additions to other assets	12	42
Acquisitions, net of cash acquired	3	—
Disposal of assets, net of cash transferred to the buyer	9	69
Equity method investments - return of capital	7	49
All other investing, net	—	(27)
Net cash used in investing activities	(915)	(1,129)
Financing activities:
Purchases of common stock	(92)	(266)
Dividends paid	(40)	(82)
All other financing, net	1	(2)
Net cash used in financing activities	(131)	(350)
Effect of exchange rate on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(336)	(166)
Cash and cash equivalents at beginning of period	858	1,462
Cash and cash equivalents at end of period	$522	$1,296
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$522	$961
Cash and cash equivalents included in current assets held for sale	—	335
Total cash and cash equivalents	$522	$1,296
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Six Months Ended June 30, 2019
December 31, 2018 Balance	$—	$937	$(3,816)	$7,238	$7,706	$63	12,128
Cumulative-effect adjustment	—	—	—	—	(31)	—	(31)
Shares issued - stock-based compensation	—	—	101	(39)	—	—	62
Shares repurchased	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	(50)	—	—	(50)
Net income	—	—	—	—	174	—	174
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
March 31, 2019 Balance	$—	$937	$(3,745)	$7,149	$7,808	$59	$12,208
Shares issued - stock-based compensation	—	—	(3)	5	—	—	2
Shares repurchased	—	—	(236)	—	—	—	(236)
Stock-based compensation	—	—	—	16	—	—	16
Net income	—	—	—	—	161	—	161
Other comprehensive loss	—	—	—	—	—	(9)	(9)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
June 30, 2019 Balance	$—	$937	$(3,984)	$7,170	$7,928	$50	$12,101

Six Months Ended June 30, 2020
December 31, 2019 Balance	$—	$937	$(4,089)	$7,207	$7,993	$105	12,153
Cumulative-effect adjustment (Note 2)	—	—	—	—	(12)	—	(12)
Shares issued - stock based compensation	—	—	121	(83)	—	—	38
Shares repurchased	—	—	(91)	—	—	—	(91)
Stock-based compensation	—	—	—	(22)	—	—	(22)
Net loss	—	—	—	—	(46)	—	(46)
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Dividends paid (per share amount of $0.05)	—	—	—	—	(40)	—	(40)
March 31, 2020 Balance	$—	$937	$(4,059)	$7,102	$7,895	$83	$11,958
Shares issued - stock-based compensation	—	—	(28)	20	—	—	(8)
Stock-based compensation	—	—	—	21	—	—	21
Net loss	—	—	—	—	(750)	—	(750)
Other comprehensive loss	—	—	—	—	—	(46)	(46)
June 30, 2020 Balance	$—	$937	$(4,087)	$7,143	$7,145	$37	$11,175
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K. The results of operations for the second quarter and first six months of 2020 are not necessarily indicative of the results to be expected for the full year.
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
3. Income (loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 7 million of stock options for each of the three and six months ended June 30, 2020 and 6 million of stock options for each of the three and six months ended June 30, 2019 that were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Net income (loss)	$(750)	$161	$(796)	$335

Weighted average common shares outstanding	790	813	793	817
Effect of dilutive securities	—	1	—	—
Weighted average common shares, diluted	790	814	793	817
Net income (loss) per share:
Basic	$(0.95)	$0.20	$(1.00)	$0.41
Diluted	$(0.95)	$0.20	$(1.00)	$0.41

Dividends per share	$—	$0.05	$0.05	$0.10
4. Dispositions
International Segment
In July 2019, we closed on the sale of our U.K. business (Marathon Oil U.K. LLC and Marathon Oil West of Shetlands Limited) for proceeds of approximately $95 million which reflects the assumption by RockRose Energy PLC (the buyer) of the U.K. business’ cash equivalent balance and working capital balance as of year-end 2018. Our income before income taxes relating to our U.K. business for the three and six months ended June 30, 2019, was $18 million and $28 million.
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
As of June 30, 2020 and December 31, 2019, receivables from contracts with customers, included in receivables, less reserves were $487 million and $837 million, respectively.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and six months ended June 30 as follows:
United States

	Three Months Ended June 30, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$142	$147	$32	$33	$7	$361
Natural gas liquids	16	3	13	4	1	37
Natural gas	20	5	24	4	1	54
Other	1	—	—	—	9	10
Revenues from contracts with customers	$179	$155	$69	$41	$18	$462

	Three Months Ended June 30, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$350	$453	$111	$77	$30	$1,021
Natural gas liquids	30	15	31	7	1	84
Natural gas	32	6	36	1	4	79
Other	1	—	—	—	15	16
Revenues from contracts with customers	$413	$474	$178	$85	$50	$1,200

	Six Months Ended June 30, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$449	$477	$116	$107	$40	$1,189
Natural gas liquids	31	13	34	7	3	88
Natural gas	44	13	53	7	4	121
Other	3	—	—	—	31	34
Revenues from contracts with customers	$527	$503	$203	$121	$78	$1,432

	Six Months Ended June 30, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$668	$825	$188	$141	$58	$1,880
Natural gas liquids	65	25	53	15	3	161
Natural gas	66	18	81	7	10	182
Other	3	—	—	—	36	39
Revenues from contracts with customers	$802	$868	$322	$163	$107	$2,262

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
International

Three Months Ended June 30, 2020
(In millions)	E.G.
Crude oil and condensate	$20
Natural gas liquids	1
Natural gas	7
Revenues from contracts with customers	$28

	Three Months Ended June 30, 2019
(In millions)	E.G.	U.K.	Other Int’l	Total
Crude oil and condensate	$101	$51	$9	$161
Natural gas liquids	1	—	—	1
Natural gas	9	4	—	13
Other	—	6	—	6
Revenues from contracts with customers	$111	$61	$9	$181

Six Months Ended June 30, 2020
(In millions)	E.G.
Crude oil and condensate	$65
Natural gas liquids	2
Natural gas	15
Revenues from contracts with customers	$82

	Six Months Ended June 30, 2019
(In millions)	E.G.	U.K.	Other Int’l	Total
Crude oil and condensate	$148	$107	$19	$274
Natural gas liquids	2	1	—	3
Natural gas	16	12	—	28
Other	—	14	—	14
Revenues from contracts with customers	$166	$134	$19	$319

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
6. Segment Information
        We have two reportable operating segments. Both of these segments are organized and managed based upon geographic location and the nature of the products and services offered.
•United States (“U.S.”) – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States
•International (“Int’l”) – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States as well as produces and markets products manufactured from natural gas, such as LNG and methanol, in Equatorial Guinea (“E.G.”)
        Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved property, goodwill, and equity method investments, unrealized gains or losses on commodity derivative instruments, effects of pension settlements and curtailments, or other items (as determined by the chief operating decision maker (“CODM”)) are not allocated to operating segments.

	Three Months Ended June 30, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$462	$28	$—		$490
Net gain (loss) on commodity derivatives	26	—	(96)	(b)	(70)
Loss from equity method investments	—	—	(152)	(c)	(152)
Net loss on disposal of assets	—	—	(2)		(2)
Other income	3	2	1		6
Less costs and expenses:
Production	114	15	—		129
Shipping, handling and other operating	91	1	13		105
Exploration	26	—	—		26
Depreciation, depletion and amortization	569	22	6		597
Taxes other than income	30	—	—		30
General and administrative	32	3	53	(d)	88
Net interest and other	—	—	69		69
Other net periodic benefit credit	—	—	(7)	(e)	(7)
Income tax benefit	(6)	(5)	(4)		(15)
Segment loss	$(365)	$(6)	$(379)		$(750)
Total assets	$16,791	$1,144	$632		$18,567
Capital expenditures(a)	$137	$—	$2		$139
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 15).
(c)Partial impairment of investment in equity method investee (See Note 23).
(d)Includes severance expenses associated with workforce reductions of $13 million.
(e)Includes pension settlement loss of $14 million and pension curtailment gain of $17 million (See Note 20).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2019
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,200	$181	$—		$1,381
Net gain on commodity derivatives	5	—	11	(b)	16
Income from equity method investments	—	31	—		31
Net loss on disposal of assets	—	—	(8)	(c)	(8)
Other income	4	2	7		13
Less costs and expenses:
Production	147	46	—		193
Shipping, handling and other operating	147	10	13		170
Exploration	26	—	—		26
Depreciation, depletion and amortization	561	38	6		605
Impairments	—	—	18	(d)	18
Taxes other than income	79	—	—		79
General and administrative	31	8	48		87
Net interest and other	—	—	64		64
Other net periodic benefit credit	—	(1)	(1)		(2)
Income tax provision	3	17	12		32
Segment income (loss)	$215	$96	$(150)		$161
Total assets	$17,539	$2,913	$830		$21,282
Capital expenditures(a)	$686	$10	$5		$701
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 15).
(c)Primarily related to the sale of certain non-core proved properties in our International segment (see Note 4).
(d)Primarily as a result of the anticipated sale of non-core proved properties in our United States segment (See Note 11).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,432	$82	$—		$1,514
Net gain on commodity derivatives	57	—	75	(b)	132
Loss from equity method investments	—	(12)	(152)	(c)	(164)
Net gain on disposal of assets	—	—	7		7
Other income	7	4	2		13
Less costs and expenses:
Production	257	32	—		289
Shipping, handling and other operating	231	4	14		249
Exploration	54	—	—		54
Depreciation, depletion and amortization	1,186	43	12		1,241
Impairments	—	—	97	(d)	97
Taxes other than income	96	—	—		96
General and administrative	64	7	93	(e)	164
Net interest and other	—	—	133		133
Other net periodic benefit credit	—	—	(7)	(f)	(7)
Income tax benefit	(7)	(5)	(6)		(18)
Segment loss	$(385)	$(7)	$(404)		$(796)
Total assets	$16,791	$1,144	$632		$18,567
Capital expenditures(a)	$698	$—	$9		$707
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 15).
(c)Partial impairment of investment in equity method investee (See Note 23).
(d)Includes the full impairment of the International reporting unit goodwill of $95 million (See Note 14).
(e)Includes severance expenses associated with workforce reductions of $13 million.
(f)Includes pension settlement loss of $16 million and pension curtailment gain of $17 million (See Note 20).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$2,262	$319	$—		$2,581
Net gain (loss) on commodity derivatives	27	—	(102)	(b)	(75)
Income from equity method investments	—	42	—		42
Net gain on disposal of assets	—	—	34	(c)	34
Other income	5	5	38	(d)	48
Less costs and expenses:
Production	286	96	(2)		380
Shipping, handling and other operating	287	23	14		324
Exploration	85	—	—		85
Depreciation, depletion and amortization	1,075	72	12		1,159
Impairments	—	—	24	(e)	24
Taxes other than income	153	—	(2)		151
General and administrative	60	15	106		181
Net interest and other	—	—	113		113
Other net periodic benefit credit	—	(3)	(4)		(7)
Income tax provision (benefit)	1	6	(122)	(f)	(115)
Segment income (loss)	$347	$157	$(169)		$335
Total assets	$17,539	$2,913	$830		$21,282
Capital expenditures(a)	$1,292	$15	$8		$1,315
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 15).
(c)Primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico).
(d)Primarily related to the indemnification of certain tax liabilities in connection with the 2010-2011 Federal Tax Audit (See Note 7).
(e)Primarily as a result of anticipated sales of certain non-core proved properties in our International and United States segments.
(f)Primarily relates to the settlement of the 2010-2011 Federal Tax Audit (See Note 7).

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
For the three and six months ended June 30, 2020 and 2019, our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective income tax rate(a)	2%	17%	2%	(52)%
(a)In all periods presented, we maintained our valuation allowance on our net federal deferred tax assets in the U.S.
The following items caused the effective income tax rates to be different from our U.S. statutory tax rate of 21% for 2020 and 2019:
•For the three and six months ended June 30, 2020, the income tax rate was reduced below the statutory rate due to the valuation allowance on our net federal deferred tax assets in the U.S., which resulted in no federal tax benefit on the U.S. loss.
•For the three and six months ended June 30, 2019, the mix of pre-tax income in our international operations reduced the annual effective tax rate below the statutory tax rate. Income tax rates for the six months ended June 30, 2019 were also impacted by the settlement of the 2010-2011 U.S. Federal Tax Audit (“IRS Audit”) in the first quarter of 2019, resulting in a tax benefit of $126 million. Additionally, in the first quarter of 2019, we recorded a non-cash deferred tax benefit of $18 million in the U.K. related to an internal restructuring. These two items are discrete to the first six months of 2019. Excluding these discrete adjustments, the effective income tax rate for the first six months of 2019 was an expense of 13%.
In the first quarter of 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act.  This legislation included certain provisions which accelerate income tax refunds, and as a result, in the first quarter of 2020, long term receivable balances related to alternative minimum tax credits were classified as short term. Subsequent to June 30, 2020, we received an $89 million cash refund related to these alternative minimum tax credits and interest.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Although we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings or require a prepayment of future costs through cash calls, our credit loss exposure with this group is more significant due to inherent ownership or billing adjustments. Also, some of our counterparties may experience liquidity problems and may not be able to meet their financial obligations to us. We expect that liquidity problems will increase in the future as a result of the recent demand and pricing decline for hydrocarbons. Our current-period provision reflects the anticipated effects caused by the recent market deterioration.
Changes in the allowance for doubtful accounts balance for the six months ended were as follows:

(In millions)	June 30, 2020
Beginning balance as of January 1	$11
Cumulative-effect adjustment	12
Current period provision(a)	6
Recoveries of amounts previously written off	(6)
Ending balance as of June 30	$23
(a)For the six months ended June 30, 2020, the current period provision increased by $7 million in joint interest receivables and decreased by $1 million in trade receivables.
9. Inventories
        Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate. The continued volatility and future decline in crude oil and natural gas prices could affect the value of our inventories and result in future impairments.

(In millions)	June 30, 2020	December 31, 2019
Crude oil and natural gas	$9	$10
Supplies and other items	68	62
Inventories	$77	$72
10. Property, Plant and Equipment

(In millions)	June 30, 2020	December 31, 2019
United States	$15,899	$16,427
International	449	493
Corporate	76	80
Net property, plant and equipment	$16,424	$17,000

We had no exploratory well costs capitalized greater than one year as of June 30, 2020 and December 31, 2019.
11. Impairments
        During the first quarter of 2020, a global pandemic caused a substantial deterioration in the worldwide demand of hydrocarbons. The decreased demand, when coupled with an oversupplied market, caused a corresponding deterioration in hydrocarbon prices. We reviewed our long-lived assets for indicators of impairment during the first quarter by conducting a sensitivity analysis of the most impactful inputs to their undiscounted cash flows, including commodity prices, capital spend and reductions in production volumes to correspond with lower capital spending. Our review concluded that the carrying amounts of our long-lived assets are recoverable; however, further deterioration or a more sustained decline of commodity prices may result in impairment charges in future periods.

        We also reviewed our equity method investments for indicators of impairment. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss in value occurs that is deemed other than temporary, the carrying value of the equity method investment is written down to fair

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
value. Our first quarter review concluded that any potential losses in values of our equity method investments were temporary because the underlying declines in both commodity prices and demand did not materially manifest until early March. However, during the second quarter of 2020, we did recognize an impairment related to one of our equity method investees as noted in the table below.

The following table summarizes impairment charges of proved properties, goodwill and equity method investments and their corresponding fair values.

	Three Months Ended June 30,
	2020		2019
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$—	$19	$18
Equity method investment	$142	$152	N/A	$—

	Six Months Ended June 30,
	2020		2019
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$2	$56	$24
Goodwill	$—	$95	N/A	$—
Equity method investment	$142	$152	N/A	$—
•2020 – During the second quarter of 2020, the continuation of the depressed commodity prices caused us to perform a review of our equity method investments. Our review concluded that a loss of our investment value in one of our equity method investees was other than temporary. We recorded an impairment of $152 million based on the difference between our carrying value and the fair value of our investment. Our remaining investments in equity method investees did not experience losses in value that caused the fair values to be below their carrying values.
We estimated the fair value of our equity method investment using an income approach, specifically utilizing a discounted cash flow analysis. The estimated fair value was based on significant inputs not observable in the market, such as the amount of gas processed by the plant, future commodity prices, forecasted operating expenses, discount rate, and estimated cash returned to shareholders. Collectively, these inputs represent Level 3 measurements.
The impairment was recognized in income (loss) from equity method investments in our consolidated statements of income. The impairment caused us to incur a basis differential between the net book value of our investment and the amount of our underlying share of equity in the investee’s net assets. The amount of this basis differential is $126 million and will be accreted into income over the next 6.5 years, which is consistent with the remaining useful life of the investee’s primary assets.
Impairments for the six months ended June 30, 2020 also included $95 million of goodwill impairment in the International reporting unit. See Note 14 for further information.
•2019 – During the six months ended June 30, 2019, we recorded proved property impairments of $24 million, as a result of the anticipated sales proceeds for certain non-core proved properties in our United States segment and the sale of our non-operated interest in the Atrush block (Kurdistan) in our International segment. The related fair value was measured using the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification. See Note 4 for further information.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
12. Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations for the six months ended June 30 were as follows:

	June 30,
(In millions)	2020	2019
Beginning balance as of January 1	$255	$1,145
Incurred liabilities, including acquisitions	2	18
Settled liabilities, including dispositions	(3)	(129)
Accretion expense (included in depreciation, depletion and amortization)	6	26
Revisions of estimates	(8)	11
Held for sale	—	(864)
Ending balance as of June 30	$252	$207
June 30, 2020
•Ending balance includes $10 million classified as short-term at June 30, 2020.
June 30, 2019
•Settled liabilities primarily relate to the sale of our working interest in the Droshky field (Gulf of Mexico), which closed during the first quarter of 2019.
•Held for sale includes the asset retirement obligations of $966 million associated with the sale of our U.K. business, which was partially offset by settled liabilities for dispositions primarily related to the Droshky field in the first quarter of 2019. See Note 4 for discussion of the divestitures in further detail.
•Ending balance includes $18 million classified as short-term at June 30, 2019.

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
Supplemental balance sheet information related to leases was as follows:

(In millions)		June 30, 2020
Operating Leases:	Balance Sheet Location:
Right-of-use asset	Other noncurrent assets	$153
Current portion of long-term lease liability	Other current liabilities	$83
Long-term lease liability	Deferred credits and other liabilities	$74

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

(In millions)	Operating Lease Future Cash Receipts
2020	$3
2021	6
2022	6
2023	6
2024	6
Thereafter	60
Total undiscounted cash flows	$87
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The new Houston office location is expected to be completed in 2021. The lessor and other participants are providing financing for up to $380 million, to fund the estimated project costs. As of June 30, 2020, project costs incurred totaled approximately $87 million, including land acquisition and construction costs. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
In June 2020, we submitted a notice to the lessor, as the construction agent, to reduce the financing capacity to $340 million to align with our revised estimate of the project costs. We expect the reduction to become effective in August 2020.
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
We estimated the fair value of our International reporting unit using a combination of market and income approaches. The market approach referenced observable inputs specific to us and our industry, such as the price of our common equity, our

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
enterprise value, and valuation multiples of us and peers from the investor analyst community. The income approach utilized discounted cash flows, which were based on forecasted assumptions. Key assumptions to the income approach include future liquid hydrocarbon and natural gas pricing, estimated quantities of liquid hydrocarbons and natural gas proved and probable reserves, estimated timing of production, discount rates, future capital requirements, operating expenses and tax rates. The assumptions used in the income approach are consistent with those that management uses to make business decisions. These valuation methodologies represent Level 3 fair value measurements. Based on the results, we concluded our goodwill was fully impaired, and recorded an impairment of $95 million in the consolidated statements of income for the first quarter of 2020.

	June 30,
(In millions)	2020	2019
Beginning balance as of January 1, gross	$95	$97
Less: accumulated impairments	—	—
Beginning balance, net	95	97
Dispositions	—	(2)
Impairment	(95)	—
Ending balance as of June 30, net	$—	$95
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

	June 30, 2020
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$100	$21	$79	Derivative assets
Total Not Designated as Hedges	$100	$21	$79

Cash Flow Hedges
Interest Rate	$—	$26	$(26)	Deferred credits and other liabilities
Interest Rate	2	—	2	Other noncurrent assets
Total Designated Hedges	$2	$26	$(24)
Total	$102	$47	$55

	December 31, 2019
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$9	$1	$8	Derivative assets
Commodity	1	—	1	Other noncurrent assets
Commodity	—	5	(5)	Other current liabilities
Total Not Designated as Hedges	$10	$6	$4

Cash Flow Hedges
Interest Rate	$2	$—	$2	Other noncurrent assets
Total Designated Hedges	$2	$—	$2
Total	$12	$6	$6

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Derivatives Not Designated as Hedges
We have entered into multiple crude oil and natural gas derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted United States sales through 2021. These derivatives consist of three-way collars, two-way collars, fixed price swaps, basis swaps and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. Two-way collars only consist of a sold call (ceiling) and a purchased put (floor). These crude oil and natural gas derivatives were not designated as hedges.
The following table sets forth outstanding derivative contracts as of June 30, 2020, and the weighted average prices for those contracts:

	2020		2021
	Third Quarter	Fourth Quarter	Full Year
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	80,000	80,000	—
Weighted average price per Bbl:
Ceiling	$64.40	$64.40	$—
Floor	$55.00	$55.00	$—
Sold put	$48.00	$48.00	$—
NYMEX WTI Two-Way Collars
Volume (Bbls/day)	33,478	—	—
Weighted average price per Bbl:
Ceiling	$40.47	$—	$—
Floor	$30.98	$—	$—
Fixed Price WTI Swaps
Volume (Bbls/day)	10,000	—	—
Weighted average price per Bbl	$32.77	$—	$—
Basis Swaps - Argus WTI Midland (a)
Volume (Bbls/day)	15,000	15,000	—
Weighted average price per Bbl	$(0.94)	$(0.94)	$—
Basis Swaps - NYMEX WTI / ICE Brent (b)
Volume (Bbls/day)	5,000	5,000	808
Weighted average price per Bbl	$(7.24)	$(7.24)	$(7.24)
NYMEX Roll Basis Swaps
Volume (Bbls/day)	60,000	30,000	—
Weighted average price per Bbl	$(1.58)	$(0.81)	$—
Natural Gas
Two-Way Collars
Volume (MMBtu/day)	—	—	62,329
Weighted average price per MMBtu:
Ceiling	$—	$—	$3.07
Floor	$—	$—	$2.44
Basis Swaps - WAHA / HH (c)
Volume (MMBtu/day)	10,000	10,000	—
Weighted average price per MMBtu	$(0.37)	$(0.37)	$—
(a)The basis differential price is indexed against Argus WTI Midland.
(b)The basis differential price is indexed against Intercontinental Exchange (“ICE”) Brent and NYMEX WTI.
(c)The basis differential price is indexed against Waha and NYMEX Henry Hub.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth outstanding derivative contracts entered into between July 1 and August 5, 2020, and the weighted average prices for those contracts:

	2020		2021
	Third Quarter	Fourth Quarter	Full Year
Crude Oil
NYMEX WTI Two-Way Collars
Volume (Bbls/day)	3,261	10,000	10,000
Weighted average price per Bbl:
Ceiling	$48.00	$48.65	$52.37
Floor	$36.50	$37.00	$35.00
Natural Gas
Two-Way Collars
Volume (MMBtu/day)	66,304	150,000	50,000
Weighted average price per MMBtu:
Ceiling	$2.49	$2.62	$2.93
Floor	$2.00	$2.13	$2.40
NGL
Fixed Price Ethane Swaps
Volume (MMBtu/day)	7,304	10,000	—
Weighted average price per Bbl	$8.78	$8.78	$—
The mark-to-market impact and settlement of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Mark-to-market gain (loss)	$(96)	$11	$75	$(102)
Net settlements of commodity derivative instruments	$26	$5	$57	$27
Derivatives Designated as Cash Flow Hedges
During 2020, we entered into forward starting interest rate swaps with a notional amount of $500 million to hedge variations in cash flows arising from fluctuations in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate related to forecasted interest payments of a future debt issuance in 2022; and an additional $300 million of notional for our future debt issuance in 2025. We expect to refinance both of the debt maturities in 2022 and 2025. The swaps will terminate on or prior to the refinancing of the debt and the final value will be reclassified from accumulated other comprehensive income into earnings with each future interest payment. Subsequent to June 30, 2020, we entered into additional forward starting interest rate swaps with a notional amount of $50 million and a weighted average rate of 0.90% to hedge variations in cash flows related to the same LIBOR interest rate for our debt due in 2025.
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

	June 30, 2020		December 31, 2019
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
November 1, 2022	$500	0.99%	$—	—%
June 1, 2025	$300	0.96%	$—	—%
September 9, 2026	$320	1.51%	$320	1.51%
At June 30, 2020, accumulated other comprehensive income included deferred losses of $24 million related to forward starting interest rate swaps. No amounts related to these swaps are expected to impact the consolidated statements of income in the next 12 months.
16. Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by hierarchy level.

	June 30, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$88	$—	$88
Interest rate	—	2	—	2
Derivative instruments, assets	$—	$90	$—	$90
Derivative instruments, liabilities
Commodity(a)	$(9)	$—	$—	$(9)
Interest rate	—	(26)	—	(26)
Derivative instruments, liabilities	$(9)	$(26)	$—	$(35)
Total	$(9)	$64	$—	$55

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$7	$—	$7
Interest rate	—	2	—	2
Derivative instruments, assets	$—	$9	$—	$9
Derivative instruments, liabilities
Commodity(a)	$(3)	$—	$—	$(3)
Derivative instruments, liabilities	$(3)	$—	$—	$(3)
Total	$(3)	$9	$—	$6
(a)Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 15.
Commodity derivatives include three-way collars, two-way collars, fixed price swaps, basis swaps and NYMEX roll basis swaps. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For swaps, inputs to the models include only commodity prices and interest rates and are categorized as Level 1 because all assumptions and inputs are observable in active markets throughout the term of the instruments. For three-way collars and two-

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$4	$4	$4	$4
Other noncurrent assets	28	44	26	38
Total financial assets	$32	$48	$30	$42
Financial liabilities
Other current liabilities	$61	$97	$62	$90
Long-term debt, including current portion(a)	5,558	5,530	6,174	5,529
Deferred credits and other liabilities	105	84	99	86
Total financial liabilities	$5,724	$5,711	$6,335	$5,705
(a)Excludes debt issuance costs.
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
17. Debt
Revolving Credit Facility
As of June 30, 2020, we had no borrowings against our $3.0 billion unsecured revolving credit facility (“Credit Facility”), as described below.
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of June 30, 2020, we were in compliance with this covenant with a ratio of 33%.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Long-term debt
At June 30, 2020, we had $5.5 billion of total debt outstanding, with our next significant debt maturity in the amount of $1.0 billion due November 2022.

18. Stockholders’ Equity
During the six months ended June 30, 2020, we acquired approximately 9 million common shares at a cost of $85 million, which were held as treasury stock. Including these repurchases, the total remaining share repurchase authorization was $1.3 billion at June 30, 2020. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
19. Incentive Based Compensation
Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first six months of 2020:

	Stock Options			Restricted Stock Awards & Units
	Number of Shares		Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	5,659,731		$23.55	7,174,386	$15.88
Granted	1,132,808	(a)	$10.47	5,337,796	$8.55
Exercised/Vested	(52,333)		$7.22	(2,911,712)	$15.93
Canceled(b)	(565,219)		$23.52	(1,405,754)	$11.70
Outstanding at June 30, 2020	6,174,987		$21.29	8,194,716	$11.80
(a)The weighted average grant date fair value of stock option awards granted was $3.82 per share.
(b)Included in canceled are forfeitures related to workforce reductions.
Stock-based performance unit awards
        During the first six months of 2020, we granted 1,038,676 stock-based performance units to certain officers to be settled in shares. The grant date fair value per unit was $10.55, as calculated using a Monte Carlo valuation model. As of June 30, 2020 there were 1,658,088 units outstanding.
20. Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit cost (credit):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2020	2019(d)	2020	2019
Service cost	$5	$5	$—	$—
Interest cost	2	7	—	1
Expected return on plan assets	(2)	(8)	—	—
Amortization:
– prior service cost (credit)	(2)	(2)	(5)	(4)
– actuarial loss	2	2	1	—
Net settlement loss(a)	14	2	—	—
Net curtailment gain(b)	(3)	—	(14)	—
Net periodic benefit cost (credit)(c)	$16	$6	$(18)	$(3)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2020	2019(d)	2020	2019
Service cost	$10	$9	$—	$—
Interest cost	5	14	1	2
Expected return on plan assets	(5)	(16)	—	—
Amortization:
– prior service cost (credit)	(4)	(4)	(9)	(8)
– actuarial loss	5	4	1	—
Net settlement loss(a)	16	2	—	—
Net curtailment gain(b)	(3)	—	(14)	—
Net periodic benefit cost (credit)(c)	$24	$9	$(21)	$(6)

(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.
(b)Related to workforce reductions, which reduced the future expected years of service for employees participating in the plans.
(c)Net periodic benefit cost (credit) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
(d)Includes amounts related to the noncontributory defined benefit pension plan covering U.K. employees, prior to the plan being transferred to the buyer upon sale of the U.K. asset on July 1, 2019.

        During the first six months of 2020, we made contributions of $12 million to our funded pension plan and expect to contribute an additional $16 million this year. During the first six months of 2020, we made payments of $14 million and $8 million related to unfunded pension plans and other postretirement benefit plans.

21. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$7	$6	$13	$12	Other net periodic benefit credit
Amortization of actuarial loss	(3)	(2)	(6)	(4)	Other net periodic benefit credit
Net settlement loss	(14)	(2)	(16)	(2)	Other net periodic benefit credit
Net curtailment gain	17	—	17	—	Other net periodic benefit credit
Total reclassifications to expense, net of tax (a)	$7	$2	$8	$6	Net income
(a)During 2020 and 2019 we had a full valuation allowance on net federal deferred tax assets and as such, there is no tax impact to our postretirement and postemployment plans.

22. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2020	2019
Included in operating activities:
Interest paid, net of amounts capitalized	$126	$128
Income taxes paid to taxing authorities, net of refunds received (a)	4	66
Noncash investing activities:
Increase (decrease) in asset retirement costs	$(6)	$29
Asset retirement obligations assumed by buyer (b)	—	109
(a)The six months ended June 30, 2020 and 2019 includes $4 million and $89 million, related to tax refunds.
(b)In 2019, we closed on the sale of our working interest in the Droshky field (Gulf of Mexico), including our $98 million asset retirement obligation and the

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
sale of our non-operated interest in the Atrush block in Kurdistan.

        Other noncash investing activities include accrued capital expenditures for the six months ended June 30, 2020 and 2019 of $48 million and $300 million.
23. Equity Method Investments
During the periods ended June 30, 2020 and December 31, 2019 our equity method investees were considered related parties and included:
•EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.
•AMPCO, in which we have a 45% noncontrolling interest. AMPCO is engaged in methanol production activity.
Our equity method investments are summarized in the following table:

(In millions)	Ownership as of June 30, 2020	June 30, 2020	December 31, 2019
EGHoldings	60%	$139	$310
Alba Plant LLC	52%	168	163
AMPCO	45%	169	190
Total		$476	$663
In the second quarter of 2020, we recorded an impairment of $152 million to an investment in an equity method investee, which was reflected in income (loss) from equity method investments in our consolidated statements of income. See Note 11 to the consolidated financial statements for further information on the equity method investee impairment.
Summarized financial information for equity method investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Income data:
Revenues and other income	$111	$233	$283	$453
Income (loss) from operations	(10)	82	(40)	131
Net income (loss)	(13)	63	(39)	95

Revenues from related parties were $10 million and $20 million for the three and six months ended June 30, 2020 and $11 million and $21 million for the three and six months ended June 30, 2019 with the majority related to EGHoldings in all periods.
Current receivables from related parties at June 30, 2020 were $25 million with the majority related to EGHoldings and $28 million at December 31, 2019 with the majority related EGHoldings and Alba Plant LLC. Payables to related parties at June 30, 2020 were $10 million with the majority related to EGHoldings and $11 million for December 31, 2019 with the majority related to Alba Plant LLC.
24. Commitments and Contingencies
In the second quarter of 2019, Marathon E.G. Production Limited (“MEGPL”), a consolidated and wholly-owned subsidiary, signed a series of agreements to process third-party Alen Unit gas through existing infrastructure located in Punta Europa, E.G. Our equity method investee, Alba Plant LLC, is also a party to some of the agreements. These agreements contain clauses that require MEGPL to indemnify the owners of the Alen Unit against injury to Alba Plant LLC’s personnel and damage to or loss of Alba Plant LLC’s automobiles, as well as third party claims caused by Alba Plant and certain environmental liabilities resulting from the actions or inaction by Alba Plant LLC. Pursuant to these agreements, MEGPL agreed to indemnify third party property or events, including environmental liabilities, injury to Alba Plant LLC’s personnel, and damage to or loss of Alba Plant LLC’s automobiles. At this time, we cannot reasonably estimate this obligation as we do not have any history of prior indemnification claims, as completion of the plant modifications is not expected to finish until

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
2021, and as such, we do not have any history of environmental discharge or contamination. Therefore, we have not recorded a liability with respect to these indemnities since the amount of potential future payments under these indemnification clauses is not determinable.
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC.  Payment by us would be required if either of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027.  We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. We recorded a liability for these guarantees of $4 million as of June 30, 2020, with a corresponding receivable from our investees. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.
Various groups, including the State of North Dakota and three Indian tribes represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River.  As a result, as of June 30, 2020, we have a $101 million current liability in suspended royalty and working interest revenue, including interest, and have a long-term receivable of $25 million for capital and expenses.
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
        Commodity prices declined substantially in the first half of 2020. While commodity prices are likely to remain volatile, we believe we can manage through this lower commodity price macro environment as our portfolio affords us the flexibility to respond to changing market conditions. Our primary focus remains on protecting our balance sheet and maintaining a strong liquidity position. We believe our financial strength, quality portfolio, and ongoing focus on reducing our cost structure better position us to navigate during this unprecedented time.
The risks associated with COVID-19 impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, the vast majority of our corporate workforce works remotely as we plan a process for a phased return of employees to the office. Working remotely has not significantly impacted our ability to maintain operations, has allowed our field offices to operate without any disruption, and has not caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.

Key highlights include the following:
Maintained focus on balance sheet and liquidity
•At the end of the second quarter 2020, we had approximately $3.5 billion of liquidity, comprised of an undrawn $3.0 billion revolving credit facility and $0.5 billion in cash, and no significant near-term debt maturities. We remain investment grade at all three primary rating agencies, with recent reviews by all three primary rating agencies.
•Continued our capital discipline, with an additional reduction of our Capital Budget to $1.2 billion.
•Restructured a portion of our commodity derivative portfolio during the quarter, which minimized the near-term crude downside and protected basis differentials.
•Continued to opportunistically execute additional commodity derivatives to minimize the risk of price fluctuations.
•In April 2020, we took broad-based cost saving measures, including temporary base salary reductions for CEO and other corporate officers through year-end, a reduction in Board of Directors compensation through year-end, and U.S. employee and contractor workforce reductions.
•Temporarily suspended the quarterly dividend and share repurchases to maximize liquidity.
•In early July 2020, collected an $89 million cash refund related to alternative minimum tax credits and associated interest.

Financial and operational results
•U.S. net sales volumes decreased by 7% to 308 mboed, including a 4% reduction in U.S. crude oil net sales volumes compared to the same quarter last year as a result of overall lower wells to sales activity driven by the lower drilling and completions activity.
•Our net loss per share was $0.95 in the second quarter of 2020 as compared to net income per share of $0.20 in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers decreased $891 million compared to the same quarter last year, largely due to lower price realizations and decreased production volumes. Average crude oil price realizations decreased by 64% during the first six months of 2020 as compared to the first six month of 2019.
◦Net loss on commodity derivatives of $70 million for the second quarter of 2020, an $86 million decrease from the same period in 2019, which was a net gain of $16 million.
◦A non-cash impairment of an investment in one of our equity method investees of $152 million.
•Net cash provided by operating activities in the first six months of 2020 decreased to $710 million or 46% primarily as a result of lower commodity price realizations, compared to the first six months of 2019.
•The June 30, 2020 cash balance reflects a decrease of approximately $336 million from year-end, due in part to working capital changes reflecting the slowdown of 2020 capital activity.
Outlook
Capital Budget
        Earlier this year, we announced an approved 2020 Capital Budget of $2.4 billion, including $200 million to fund resource play leasing and exploration (“REx”). In light of the substantial decline in commodity prices and oversupply in the market, our Board of Directors approved a reduction to our Capital Budget earlier in the year to a level of $1.3 billion. Due to strong execution and capital efficiency improvement, in August we further reduced our full year 2020 capital spending budget to $1.2 billion. This revised Capital Budget represents a 50% reduction of our original budget. The revised budget contemplates a full suspension of our Oklahoma activity in 2020, a decrease in Northern Delaware drilling activity, and a continued optimization of our development plans in the Bakken and Eagle Ford. This also completes our REx drilling program for 2020. Additional adjustments to capital spending plans may be necessary in the future to respond to the shifts in the macro environment.

Commensurate with our revised budget of $1.2 billion for 2020, we believe our full year production volumes will be between 370 mboed to 384 mboed.
Operations
        The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
United States (mboed)	308	330	(7)%	323	314	3%
International (mboed)(a)	84	107	(21)%	83	98	(15)%
Total (mboed)	392	437	(10)%	406	412	(1)%
(a)In the first quarter of 2019, we announced the sale of our U.K. business, which closed in the third quarter of 2019. The six months ended June 30, 2019 includes net sales volumes related to the U.K. of 11 mboed. See Note 4 to the consolidated financial statements for further information.
United States
        Net sales volumes in the segment were lower in the second quarter of 2020 but higher in the first six months of 2020 as compared to their respective 2019 periods. In the second quarter of 2020, we began the process of transitioning to a significantly lower level of drilling and completion activity across our domestic portfolio. This lower pace of activity had the biggest effect in Oklahoma, where we did not bring any wells to sales during the quarter and experienced a significant decline in production. Overall sales volumes increased in the first six months of 2020 due to an increase in the absolute number of producing wells since June 30, 2019, primarily in the Bakken and Eagle Ford.

We expect that our planned pace of drilling and completions activity during the second half of the year will enable us to  meet our 2020 production guidance as noted in the preceding Outlook section. The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	108	109	(1)%	111	107	4%
Bakken	103	103	—%	106	98	8%
Oklahoma	60	82	(27)%	67	72	(7)%
Northern Delaware	30	27	11%	30	27	11%
Other United States	7	9	(22)%	9	10	(10)%
Total United States	308	330	(7)%	323	314	3%

	Three Months Ended June 30, 2020
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	61%	78%	26%	54%	60%
Natural gas liquids	18%	12%	28%	21%	18%
Natural gas	21%	10%	46%	25%	22%

	Three Months Ended June 30,		Six Months Ended June 30,
Drilling Activity - U.S. Resource Plays	2020	2019	2020	2019
Gross Operated
Eagle Ford:
Wells drilled to total depth	9	36	41	66
Wells brought to sales	20	41	58	82
Bakken:
Wells drilled to total depth	8	20	35	32
Wells brought to sales	8	30	33	59
Oklahoma:
Wells drilled to total depth	—	18	9	38
Wells brought to sales	—	18	13	36
Northern Delaware:
Wells drilled to total depth	3	14	15	27
Wells brought to sales	6	16	12	31
•Eagle Ford – Our net sales volumes were 108 mboed in the second quarter of 2020, including oil sales of 66 mbbld and we brought 20 gross company-operated wells to sales. Given the market conditions in the second quarter, we suspended frac activities. In the third quarter of 2020, we restarted our drilling program and plan to average 2 rigs and 1 frac crew over the second half of 2020.
•Bakken – Our net sales volumes were 103 mboed, including 81 mbbld of oil sales and we brought 8 gross company-operated wells to sales. We suspended frac activity in the second quarter. In the third quarter of 2020, we resumed completions activities. We plan to average 2 rigs and 1 frac crew over the second half of 2020.
•Oklahoma – Our net sales volumes were 60 mboed, including 16 mbbld of oil sales. During the quarter, we suspended all drilling and completions operations in Oklahoma; we do not plan to drill any additional wells in Oklahoma during 2020.

•Northern Delaware – Our net sales volumes were 30 mboed, including 16 mbbld of oil sales and we brought 6 gross company-operated wells to sales. We suspended all drilling and completions operations during the quarter and expect to bring only a limited number of wells to sales during the remainder of the year.
International
        Net sales volumes were lower in the second quarter of 2020 compared to the second quarter of 2019 primarily due to timing of E.G liftings and disposition of our U.K. business. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	84	95	(12)%	83	85	(2)%
United Kingdom(a)	—	10	(100)%	—	11	(100)%
Other International	—	2	(100)%	—	2	(100)%
Total International	84	107	(21)%	83	98	(15)%
Equity Method Investees
LNG (mtd)	4,635	5,321	(13)%	4,850	4,981	(3)%
Methanol (mtd)	738	1,134	(35)%	962	1,069	(10)%
Condensate and LPG (boed)	10,896	11,080	(2)%	10,767	10,488	3%
(a)Includes natural gas acquired for injection and subsequent resale.

•Equatorial Guinea – Net sales volumes in the second quarter of 2020 were lower compared to the same period in 2019 due to timing of liftings. We expect our production in the third quarter of 2020 to decline sequentially due to the impact of expected higher realized prices, which would reduce our net interest under the production sharing contract, higher third quarter facility downtime, and natural field decline.
•United Kingdom – In July 2019, we closed on the sale of our U.K. business. See Note 4 to the consolidated financial statements for further information.

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, payment of dividends and funding of share repurchases. Commodity prices declined substantially in the first half of 2020 resulting from demand contraction related to the global pandemic and increased supply following the OPEC decision to increase production. A revised OPEC deal to reduce production was agreed early in the second quarter of 2020 and oil prices partially recovered in the latter part of the second quarter. However, given the scale of worldwide demand contraction, we expect commodity prices to remain volatile. Refer to Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K for further discussion on how further declines in commodity prices could impact us.
United States
        The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the second quarter and first six months of 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$21.65	$59.18	(63)%	$33.60	$56.72	(41)%
Natural gas liquids (per bbl)	7.09	14.60	(51)%	8.54	15.09	(43)%
Natural gas (per mcf)(c)	1.44	1.89	(24)%	1.52	2.36	(36)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$28.00	$59.91	(53)%	$36.82	$57.45	(36)%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	25.66	66.32	(61)%	37.60	63.37	(41)%
Mont Belvieu NGLs (per bbl)(d)	12.25	19.20	(36)%	12.70	21.19	(40)%
Henry Hub natural gas settlement date average (per mmbtu)	1.72	2.64	(35)%	1.83	2.89	(37)%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have increased average price realizations by $1.59 per bbl and $0.32 per bbl for the second quarter 2020 and 2019 and $1.53 per bbl and $0.70 per bbl for the first six months of 2020 and 2019.
(c)Inclusion of realized gains (losses) on natural gas derivative instruments would have a minimal impact on average price realizations for the periods presented.
(d)Bloomberg Finance LLP: Y-grade Mix NGL of 55% ethane, 25% propane, 5% butane, 8% isobutane and 7% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
Natural gas liquids – The majority of our sales volumes are sold at reference to Mont Belvieu prices.
Natural gas – A significant portion of our volumes are sold at bid-week prices, or first-of-month indices relative to our producing areas.
International
The following table presents our average price realizations and the related benchmark for crude oil for the second quarter and first six months of 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$13.79	$58.21	(76)%	$24.40	$56.36	(57)%
Natural gas liquids (per bbl)	1.00	1.67	(40)%	1.00	1.81	(45)%
Natural gas (per mcf)	0.24	0.35	(31)%	0.24	0.41	(41)%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$29.34	$68.92	(57)%	$39.89	$66.05	(40)%
(a)Average of monthly prices obtained from the United States Energy Information Agency website.

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
Results of Operations
Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended June 30,
(In millions)	2020	2019
Revenues from contracts with customers
United States	$462	$1,200
International	28	181
Segment revenues from contracts with customers	$490	$1,381
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended June 30, 2019	Price Realizations	Net Sales Volumes	Three Months Ended June 30, 2020
United States Price/Volume Analysis
Crude oil and condensate	$1,021	$(625)	$(35)	$361
Natural gas liquids	84	(38)	(9)	37
Natural gas	79	(17)	(8)	54
Other sales	16			10
Total	$1,200			$462
International Price/Volume Analysis
Crude oil and condensate	$161	$(63)	$(78)	$20
Natural gas liquids	1	—	—	1
Natural gas	13	(4)	(2)	7
Other sales	6			—
Total	$181			$28

Net gain (loss) on commodity derivatives In the second quarter of 2020, the net loss on commodity derivatives was $70 million, compared to the same period in 2019, which was a net gain of $16 million. We have multiple crude oil and natural gas derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 15 to the consolidated financial statements for further information.
Income from equity method investments decreased $183 million for the second quarter of 2020 from the comparable 2019 period primarily due to an impairment of $152 million to an investment in an equity method investee, and lower volumes and price realizations associated with our investees. See Note 11 to the consolidated financial statements for further information on the equity method investee impairment.
Production expenses decreased $64 million in the second quarter of 2020 versus the same period in 2019, primarily as a result of lower well workover and maintenance activities, lower U.S. contract labor, and the sale of our U.K. business which closed during the third quarter of 2019.
The second quarter of 2020 production expense rate (expense per boe) was lower for International as a result of the sale of our U.K. business which closed during the third quarter of 2019. Our U.S. production expense rate was lower as a result of the same reasons identified in the preceding paragraph in the second quarter of 2020. While the production expense rates for each of our U.S. and International segments were significantly lower than the prior period, we still expect our full year production expense rates to be consistent with previously provided guidance of $4.25 - $5.25 per boe and $2.15 - $2.65 per boe, respectively.
The following table provides production expense and production expense rates for each segment:

	Three Months Ended June 30,
($ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$114	$147	(22)%	$4.09	$4.89	(16)%
International	$15	$46	(67)%	$1.88	$4.72	(60)%
Shipping, handling and other operating decreased $65 million in the second quarter of 2020 primarily due to lower NGL shipping and handling rates realized in Bakken along with lower net sales volumes in Oklahoma. To the extent that our future Bakken realized NGL prices exceed those as compared to the second quarter, we expect our shipping and handling costs to increase as well.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other costs, which remained flat in comparison to the second quarter of 2019.
The following table summarizes the components of exploration expenses:

	Three Months Ended June 30,
(In millions)	2020	2019	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$17	$20	(15)%
Dry well costs	1	—	—%
Geological and geophysical	3	3	—%
Other	5	3	67%
Total exploration expenses	$26	$26	—%
Depreciation, depletion and amortization decreased $8 million in the second quarter of 2020 primarily due to the sale of our U.K. business which closed during the third quarter of 2019. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense. Our International DD&A rate decreased primarily due to the sale of our U.K. business which closed during the third quarter of 2019.

The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended June 30,
($ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$569	$561	1%	$20.28	$18.72	8%
International	$22	$38	(42)%	$2.86	$3.92	(27)%
Impairments decreased $18 million primarily as a result of impairments to certain non-core proved properties in our United States segment in the second quarter of 2019. See Note 11 to the consolidated financial statements for more detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $49 million primarily due to lower price realizations and lower sales volumes in the U.S. segment in the second quarter of 2020.
Provision (benefit) for income taxes reflects an effective income tax rate of 2% in the second quarter of 2020, as compared to an effective income tax rate of 17% in the second quarter of 2019. See Note 7 to the consolidated financial statements for a more detailed discussion concerning the rate changes.
Segment Income
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved property, goodwill and equity method investments, unrealized gains or losses on commodity derivative instruments, effects of pension settlements and curtailments, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended June 30,
(In millions)	2020	2019	Increase (Decrease)
United States	$(365)	$215	(270)%
International	(6)	96	(106)%
Segment income (loss)	(371)	311	(219)%
Items not allocated to segments, net of income taxes	(379)	(150)	(153)%
Net income (loss)	$(750)	$161	(566)%
United States segment loss In the second quarter of 2020, U.S. segment loss was $365 million after-tax versus $215 million income after-tax for the same period in 2019, primarily due to lower price realizations and sales volumes in the current quarter, which was partially offset by lower production taxes, shipping and handling expense, and production expense.
International segment loss In the second quarter of 2020, International segment loss was $6 million after-tax versus $96 million income after-tax for the same period in 2019, primarily due to lower price realizations in E.G. resulting in lower income from equity method investments and the sale of our U.K. business in the third quarter of 2019.

Results of Operations
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Revenues from contracts with customers are presented by segment in the table below:

	Six Months Ended June 30,
(In millions)	2020	2019
Revenues from contracts with customers
United States	$1,432	$2,262
International	82	319
Segment revenues from contracts with customers	$1,514	$2,581
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Six Months Ended June 30, 2019	Price Realizations	Net Sales Volumes	Six Months Ended June 30, 2020
United States Price/Volume Analysis
Crude oil and condensate	$1,880	$(818)	$127	$1,189
Natural gas liquids	161	(68)	(5)	88
Natural gas	182	(66)	5	121
Other sales	39			34
Total	$2,262			$1,432
International Price/Volume Analysis
Crude oil and condensate	$274	$(84)	$(125)	$65
Natural gas liquids	3	(1)	—	2
Natural gas	28	(11)	(2)	15
Other sales	14			—
Total	$319			$82
        Net gain (loss) on commodity derivatives In the first six months of 2020, the net gain on commodity derivatives was $132 million, compared to the same period in 2019 which was a net loss of $75 million. We have multiple crude oil and natural gas derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 15 to the consolidated financial statements for further information.
Income from equity method investments decreased $206 million for the first six months of 2020 primarily due to an impairment of $152 million to an investment in an equity method investee in the second quarter of 2020 as well as lower price realizations and lower net sales volumes from equity method investments in E.G. due to the planned triennial turnaround in the first quarter of 2020.
Net gain on disposal of assets decreased $27 million for the first six months of 2020 primarily as a result of the sale of our working interest in the Droshky field (Gulf of Mexico), which closed during the first quarter of 2019.
Other income decreased $35 million in the first six months of 2020 primarily due to income recognized in 2019 arising from indemnification payments received from Marathon Petroleum Corporation (“MPC”). Pursuant to the Tax Sharing Agreement we entered into with MPC, in connection with the 2011 spin-off transaction, MPC agreed to indemnify us for certain liabilities. The indemnity relates to tax and interest allocable to MPC as a result of the closure of the IRS Audit in the first quarter of 2019.
Production expenses for the first six months of 2020 decreased by $91 million compared to the same period in 2019. Production expense in our International segment decreased $64 million primarily as a result of the sale of our U.K. business, which closed during the third quarter of 2019. Production expense in our United States segment decreased $29 million primarily due to lower well workover and maintenance activities, and lower contract labor.
The first six months of 2020 production expense rate (expense per boe) was lower for our United States segment due to the aforementioned reasons. Expense per boe for our International segment decreased due to sale of the U.K. business, which closed during the third quarter of 2019.

The following table provides production expense and production expense rates for each segment:

	Six Months Ended June 30,
($ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$257	$286	(10)%	$4.37	$5.04	(13)%
International	$32	$96	(67)%	$2.11	$5.40	(61)%
Shipping, handling and other operating expenses decreased $75 million in the first six months of 2020 from the comparable 2019 period, primarily as a result of lower NGL shipping and handling rates realized in Bakken as well as lower net sales volumes in Oklahoma.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which decreased $31 million in the first six months of 2020. Decreases in unproved property impairments were primarily driven by our decision not to drill certain leases related to resource exploration in the first quarter of 2019.
The following table summarizes the components of exploration expenses:

	Six Months Ended June 30,
(In millions)	2020	2019	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$39	$64	(39)%
Dry well costs	1	5	(80)%
Geological and geophysical	4	9	(56)%
Other	10	7	43%
Total exploration expenses	$54	$85	(36)%
Depreciation, depletion and amortization increased $82 million in the first six months of 2020 from the comparable 2019 period, primarily due to the higher net sales volumes in our U.S. segment driven by first quarter 2020 activity, partially offset by the sale of our U.K. business, which closed during the third quarter of 2019. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe), which is impacted by field-level changes in reserves, capitalized costs and sales volumes, can also impact our DD&A expense. The DD&A rate for International decreased primarily as a result of dispositions.
The following table provides DD&A expense and DD&A expense rates for each segment:

	Six Months Ended June 30,
($ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$1,186	$1,075	10%	$20.15	$18.98	6%
International	$43	$72	(40)%	$2.86	$4.06	(30)%
Impairments increased $73 million in the first six months of 2020, primarily as a result of impairment to goodwill for $95 million related to our International reporting unit in the first quarter of 2020. See Note 11 for discussion of the impairments in further detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $55 million primarily due to lower price realizations in the U.S. segment in the first six months of 2020.
General and administrative decreased $17 million in the first six months of 2020 primarily as a result of the change in value of stock-based performance units tied to our total shareholder return (“TSR”) as compared to our peer group and a decrease in other compensation costs.

Provision (benefit) for income taxes reflects an effective income tax rate of 2% in the first six months of 2020, as compared to an effective income tax rate of (52)% for the comparable 2019 period. See Note 7 to the consolidated financial statements for a more detailed discussion concerning the components impacting the rate change.
Segment Income
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved property, goodwill and equity method investments, unrealized gains or losses on commodity derivative instruments, effects of pension settlements and curtailments, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Six Months Ended June 30,
(In millions)	2020	2019	Increase (Decrease)
United States	$(385)	$347	(211)%
International	(7)	157	(104)%
Segment income (loss)	(392)	504	(178)%
Items not allocated to segments, net of income taxes	(404)	(169)	(139)%
Net income (loss)	$(796)	$335	(338)%
United States segment loss For the first six months of 2020, U.S. segment loss was $385 million after-tax versus $347 million income after-tax for the same period in 2019, primarily as a result of lower crude price realizations and higher DD&A due to higher net sales volumes, which was partially offset by lower production taxes, shipping and handling expense, and production expense.
International segment loss For the first six months of 2020, International segment loss was $7 million after-tax versus $157 million income after-tax for the same period in 2019, primarily due to lower price realizations and sales volumes partially offset by lower costs due to sale of our U.K. business in third quarter of 2019.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2019, except as discussed below.
Impairment of Equity Method Investments
In the second quarter of 2020, we recorded an impairment of $152 million to an investment in an equity method investee, which was reflected in income (loss) from equity method investments in our consolidated statements of income. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred that is other than temporary, the carrying value of the equity method investment is written down to fair value.
Fair value calculated for the purpose of testing our equity method investees for impairment is estimated using the present value of expected future cash flows method. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions and the performance of entities that we do not control. Significant assumptions include:
•Future condensate, NGL, LNG, natural gas & methanol prices. Our estimates of future prices are based on our analysis of market supply and demand and consideration of market price indicators. Although these commodity prices may experience extreme volatility in any given year, we believe long-term industry prices are driven by global market supply and demand. To estimate supply, we consider numerous factors, including the worldwide resource base, depletion rates and OPEC production policies. We believe demand is largely driven by global economic factors, such as population and income growth, and governmental policies. The prices we use in our fair value estimates are consistent with those used in our planning and capital investment reviews. There has been significant volatility in commodity prices and estimates of such future prices are inherently imprecise. See Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2019 for further discussion on commodity prices.
•Estimated quantities of feedstock condensate, NGLs and natural gas processed by our investees. There are two primary sets of inputs used to estimate feedstock volumes processed by our investees. The first input involves hydrocarbons produced from our Alba Field. Our equity method investees currently process hydrocarbons from our Alba Field, which consists of condensate, NGLs and natural gas reserves. Estimated quantities of hydrocarbons processed from our Alba Field are based on a combination of proved reserves and risk-weighted probable reserves and resources such that the combined volumes represent the most likely expectation of recovery. See Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2019 for further discussion on reserves.

The second input involves our estimate of future third-party gas to be processed by our investees. Our investees have capacity to process hydrocarbons from sources other than our Alba field. During 2019, we executed agreements for processing natural gas produced from the third party-owned Alen field through the existing Alba Plant LLC LPG processing plant and the EGHoldings LNG production facility beginning in 2021. Estimated natural gas volumes processed from the Alen field were based on forecasts received from the operator of the Alen field.

•Expected timing of production. Production forecasts are the outcome of engineering studies which estimate reserves, as well as expected capital programs. The actual timing of the production could be different than the projection. Cash flows realized later in the projection period are less valuable than those realized earlier due to the time value of money. The expected timing of production from the Alba Field that we use in our fair value estimates is consistent with that used in our planning and capital investment reviews. The expected timing of production from the Alen Field is consistent with forecasts received from the operator of that field.
•Discount rate commensurate with the risks involved. We apply a discount rate to our expected cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. A higher discount rate decreases the net present value of cash flows
We base our fair value estimates on projected financial information which we believe to be reasonably likely to occur. This includes the estimated dividends and/or return of capital we expect to be paid by our equity method investees, which are directly affected by the significant assumptions described in the preceding paragraphs. An estimate of the sensitivity to changes in assumptions in our cash flow calculations is not practicable, given the numerous other assumptions (e.g. reserves, commodity prices, operating costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions.
See Note 11 to the consolidated financial statements for further information regarding the impairment recognized during the second quarter of 2020.
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
Estimated Quantity of Net Reserves
Continued lower commodity prices could have a material effect on the quantity and present value of our proved reserves. To the extent that commodity prices decline further throughout 2020, a portion of our proved reserves could be deemed uneconomic and no longer classified as proved. This could impact both proved developed producing reserves as well as proved undeveloped reserves. Future reserve revisions could also result from changes to our Capital Budget and drilling plans among other things. However, any impact of lower SEC pricing will likely be partially offset by continued cost reduction efforts. Also, any volumes reclassified to unproved reserves could return to proved reserves as commodity prices improve. Any reduction in proved reserves, especially as a result of continued lower commodity prices, could result in an acceleration of future DD&A expense and impairments to long-lived assets.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.

Cash Flows
        Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, payment of dividends, and funding of share repurchases. While we generated cash flows from operations during the first six months of 2020, the lower price environment reduced our cash flow generation compared to the prior year. Should lower prices continue, our ability to generate cash from operations could be negatively affected. The following table presents sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
(In millions)	2020	2019
Sources of cash and cash equivalents
Operating activities	$710	$1,312
Disposal of assets, net of cash transferred to the buyer	9	69
Other	11	50
Total sources of cash and cash equivalents	$730	$1,431
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(946)	$(1,262)
Additions to other assets	12	42
Purchases of common stock	(92)	(266)
Dividends paid	(40)	(82)
Other	—	(29)
Total uses of cash and cash equivalents	$(1,066)	$(1,597)
Cash flows generated from operating activities in the first six months of 2020 were 46% lower primarily as a result of lower commodity price realizations.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Six Months Ended June 30,
(In millions)	2020	2019
United States	$698	$1,292
International	—	15
Corporate	9	8
Total capital expenditures	707	1,315
Change in capital expenditure accrual	239	(53)
Total use of cash and cash equivalents for property, plant and equipment	$946	$1,262
The decline in our capital expenditures for the U.S. segment was caused by lower drilling and completions activities across all four of our shale basins.
In the first quarter of 2020, we acquired approximately 9 million common shares at a cost of $85 million, which were held as treasury stock. See Note 18 to the consolidated financial statements for further information.
Liquidity and Capital Resources
Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions, and our revolving Credit Facility. At June 30, 2020, we had approximately $3.5 billion of liquidity consisting of $0.5 billion in cash and cash equivalents and $3.0 billion available under our revolving Credit Facility. Additionally, in early July, we collected an $89 million cash refund related to alternative minimum tax credits and associated interest. We expect cash flow from operations to improve during each of the third and fourth quarters of 2020, relative to the second quarter 2020, commensurate with an expected increase in commodity prices relative to the second quarter. See Item 1A. Risk Factors for a more detailed discussion of recent developments affecting the energy industry.

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
During the first half of 2020, commodity prices significantly declined due to the combined impacts of global crude oil oversupply and lower demand for hydrocarbons due to the global pandemic. As a result, credit rating agencies reviewed many companies in the industry, including us. We continue to be rated investment grade at all three primary credit rating agencies. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital, and could result in additional credit support requirements. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of how a downgrade in our credit ratings could affect us.
On May 6, 2020, our Board of Directors temporarily suspended our quarterly dividend payment as we prioritize our liquidity and balance sheet.
Capital Resources
Credit Arrangements and Borrowings
At June 30, 2020, we had no borrowings against our Credit Facility. At June 30, 2020, we had $5.5 billion of total debt outstanding, with our next significant debt maturity of $1.0 billion due November 2022. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.
We continue to own $400 million of St. John the Baptist, State of Louisiana revenue refunding bonds that were originally issued in December 2017. In July, we announced that we had delivered to the trustee and remarketing agent a conditional notice of conversion of up to $400 million of the bonds to remarket them in August. Information about these bonds are available on the website of the Municipal Securities Rulemaking Board via its Electronic Municipal Market Access system at www.msrb.org. Information on that website is not incorporated by reference into this filing.
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The new Houston office location is expected to be completed in 2021. The lessor and other participants are providing financing for up to $380 million, to fund the estimated project costs. As of June 30, 2020, project costs incurred totaled approximately $87 million, including land acquisition and construction costs. In June 2020, we submitted a notice to the lessor, as the construction agent, to reduce the financing capacity to $340 million to align with our revised estimate of the project costs. We expect the reduction to become effective in August 2020.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 33% and 31% at June 30, 2020 and at December 31, 2019, respectively.
Capital Requirements
Share Repurchase Program
In the first quarter of 2020, we acquired approximately 9 million common shares at a cost of $85 million under our share repurchase program. While the share repurchase program has $1.3 billion of remaining authorization, we elected to suspend additional share repurchases to preserve liquidity.

Contractual Cash Obligations

As of June 30, 2020, our contractual cash obligations as it relates to our transportation and processing commitments decreased approximately $79 million ($8 million in 2021, $11 million in 2022, $11 million in 2023, $11 million in 2024 and $38 million thereafter) related to the cancellation of a transportation service agreement in the Bakken resource play.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our operational and financial strategies, including drilling plans and projects, planned wells, rig count, inventory, seismic, exploration plans, maintenance activities, drilling and completion improvements, cost reductions, and financial flexibility; our ability to successfully effect those strategies and the expected timing and results thereof; our 2020 Capital Budget and the planned allocation thereof; planned capital expenditures and the impact thereof; expectations regarding future economic and market conditions and their effects on us; our financial and operational outlook, and ability to fulfill that outlook; our financial position, balance sheet, liquidity and capital resources, and the benefits thereof; resource and asset potential; reserve estimates; growth expectations; and future production and sales expectations, and the drivers thereof, are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “outlook,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:
•conditions in the oil and gas industry, including supply and demand levels for crude oil and condensate, NGLs and natural gas and the resulting impact on price;
•changes in expected reserve or production levels;
•changes in political and economic conditions in the U.S. and E.G., including changes in foreign currency exchange rates, interest rates, and inflation rates;
•actions taken by the members of OPEC and Russia affecting the production and pricing of crude oil; and other global and domestic political, economic or diplomatic developments;
•risks related to our hedging activities;
•voluntary and involuntary volume curtailments;
•delays or cancellations of certain drilling activities;
•liability resulting from litigation;
•capital available for exploration and development;
•the inability of any party to satisfy closing conditions or delays in execution with respect to our asset acquisitions and dispositions;
•drilling and operating risks;
•lack of, or disruption in, access to storage capacity, pipelines or other transportation methods;
•well production timing;
•availability of drilling rigs, materials and labor, including the costs associated therewith;
•difficulty in obtaining necessary approvals and permits;
•non-performance by third parties of their contractual obligations, including due to bankruptcy;
•hazards such as weather conditions, a health pandemic (including COVID-19), acts of war or terrorist acts and the governmental or military response thereto;
•shortages of key personnel, including employees, contractors and subcontractors;

•cyber-attacks;
•changes in safety, health, environmental, tax and other regulations or requirements or initiatives including those addressing the impact of global climate change, air emissions or water management;
•other geological, operating and economic considerations; and
•the risk factors, forward-looking statements and challenges and uncertainties described in our 2019 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
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

Commodity Price Risk
As of June 30, 2020, we had various open commodity derivatives. Based on the June 30, 2020 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil, per MMbtu for gas) would change the fair values of our $79 million net asset position to the following:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset - Crude Oil	$57	$93
Derivative asset (liability) - Natural Gas	(4)	5
Total	$53	$98

Interest Rate Risk
        At June 30, 2020 our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.5 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.

At June 30, 2020, we had forward starting interest rate swap agreements with a total notional of $1.1 billion designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to (1) the 1-month LIBOR component of future lease payments on our future Houston office and (2) the benchmark LIBOR index for our debt due in 2022 and 2025. A hypothetical 10% change in interest rates would change the fair values of our $24 million net liability position to the following as of June 30, 2020:

(In millions)	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate cash flow hedges	$16	$32
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2020.
During the first six months of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no significant changes to Item 3. Legal Proceedings in our 2019 Annual Report on Form 10-K. See Note 24 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K. There have been no material changes to the risk factors from those listed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K, except as noted below.

Our business, financial conditions and results of operations have been adversely affected and may continue to be adversely affected by the recent COVID-19 global pandemic and the recent energy industry developments.
Any widespread outbreaks of contagious diseases have the potential to impact our business and operations. The recent novel coronavirus global pandemic, known as COVID-19, has had an adverse impact on our business, financial condition and results of operations and such impacts could be material. The current effects of COVID-19 include a substantial decline in demand for crude oil, condensate, NGLs, natural gas and other petroleum hydrocarbons, along with a corresponding deterioration in prices. In addition, COVID-19, combined with the resulting economic downturn could have a negative impact on our operations; impact the ability of our counterparties to perform their obligations; result in voluntary and involuntary curtailments, delays or cancellations of certain drilling activities; impair the quantity or value of our reserves; result in transportation and storage capacity restraints; cause shortages of key personnel, including employees, contractors and subcontractors; interrupt global supply chains; increase impairments and associated charges to our earnings; impact our cash on hand, uses of cash and cause a decrease to our financial flexibility and liquidity. In addition, the risks associated with COVID-19 impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, the vast majority of our corporate workforce works remotely as we plan a process to phase employees to return to the office. Working remotely has not significantly impacted our ability to maintain operations, or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.

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

We may incur substantial capital expenditures and operating costs as a result of compliance with and changes in law, regulations or requirements or initiatives, including those addressing environmental, health, safety, or security or the impact of global climate change, air emissions or water management, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our businesses are currently subject to numerous laws, regulations and other requirements relating to the protection of the environment, including those relating to the discharge of materials into the environment such as the flaring of natural gas, waste management, pollution prevention, greenhouse gas emissions, including carbon dioxide and methane, and the protection of endangered species as well as laws, regulations, and other requirements relating to public and employee safety and health and to facility security. Additionally, states in which we operate may: impose additional regulations legislation, or requirements, such as the proposed methane emission rules in New Mexico; begin initiatives addressing the impact of global climate change, air emissions or water management; or we may become subject to additional regulations based on questions of sovereignty between the states and Native American tribes. We have incurred and may continue to incur capital, operating and maintenance, and remediation expenditures as a result of these laws, regulations, and other requirements or initiatives that are being considered or otherwise implemented. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our operating results could be adversely affected. The specific impact of these laws, regulations, and other requirements may vary depending on a number of factors, including the age and location of operating facilities and production processes. We may also be required to make material expenditures to modify operations, install pollution control equipment, perform site clean-ups or curtail operations that could materially and adversely affect our business, financial condition, results of operations and cash flows. We may become subject to liabilities that we currently do not anticipate in connection with new, amended or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination. In addition, any failure by us to comply with existing or future laws, regulations, and other requirements could result in civil penalties or criminal fines and other enforcement actions against us.

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

The marketability of our production depends in part on the availability, proximity, and capacity of gathering and transportation pipeline facilities, rail cars, trucks and vessels. If any pipelines, rail cars, trucks or vessels become unavailable, we would, to the extent possible, be required to find a suitable alternative to transport our crude oil and condensate, NGLs and natural gas, which could increase the costs and/or reduce the revenues we might obtain from the sale of our production. For example, in early July, a U.S. district court ordered the Dakota Access Pipeline to halt oil flow and empty the pipeline within 30 days because the United States Army Corps of Engineers did not conduct a full Environmental Impact Statement.  Though a federal appellate court has administratively stayed the shutdown, if a shutdown occurs, we will need to use alternative means to transport approximately 10,000 bpd (on a net basis) of our Bakken oil. A shutdown could also have an impact on safety (because it would require the use of additional trucks, rail cars and personnel) and our Bakken price differentials, all of which could adversely affect the results of our operations. In addition, both the cost and availability of pipelines, rail cars, trucks, or vessels to transport our production could be adversely impacted by new and expected state or federal regulations relating to transportation of crude oil.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended June 30, 2020 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
04/01/2020 - 04/30/2020	21,168	$3.65	—	$1,320,335,751
05/01/2020 - 05/31/2020	1,718	$5.50	—	$1,320,335,751
06/01/2020 - 06/30/2020	1,050	$5.69	—	$1,320,335,751
Total	23,936	$3.88	—
(a)23,936 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, by $1.2 billion in December 2013, and by $950 million in July 2019.
As of June 30, 2020, we have repurchased 191 million common shares at a cost of approximately $5.9 billion, excluding transaction fees and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. In connection with the economic downturn, during the second quarter of 2020, the Company temporarily suspended the share repurchase program. Shares repurchased as of June 30, 2020 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2020		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
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