Form 10-Q
period 2020-09-30
MARATHON OIL CORP
filed 2020-11-05
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
    There were 789,391,520 shares of Marathon Oil Corporation common stock outstanding as of October 31, 2020.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues and other income:
Revenues from contracts with customers	$761	$1,249	$2,275	$3,830
Net gain (loss) on commodity derivatives	(1)	47	131	(28)
Income (loss) from equity method investments	(10)	21	(174)	63
Net gain on disposal of assets	1	22	8	56
Other income	3	6	16	54
Total revenues and other income	754	1,345	2,256	3,975
Costs and expenses:
Production	129	163	418	543
Shipping, handling and other operating	183	138	432	462
Exploration	27	22	81	107
Depreciation, depletion and amortization	554	622	1,795	1,781
Impairments	1	—	98	24
Taxes other than income	49	81	145	232
General and administrative	53	82	217	263
Total costs and expenses	996	1,108	3,186	3,412
Income (loss) from operations	(242)	237	(930)	563
Net interest and other	(62)	(64)	(195)	(177)
Other net periodic benefit (costs) credits	(6)	2	1	9
Income (loss) before income taxes	(310)	175	(1,124)	395
Provision (benefit) for income taxes	7	10	(11)	(105)
Net income (loss)	$(317)	$165	$(1,113)	$500
Net income (loss) per share:
Basic	$(0.40)	$0.21	$(1.41)	$0.62
Diluted	$(0.40)	$0.21	$(1.41)	$0.62
Weighted average common shares outstanding:
Basic	790	802	792	813
Diluted	790	803	792	813
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$(317)	$165	$(1,113)	$500
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	9	38	(33)	25
Change in derivative hedges unrecognized gain (loss)	11	—	(15)	—
Foreign currency translation adjustment related to sale of U.K. business	—	23	—	23
Other	—	1	—	1
Other comprehensive income (loss)	20	62	(48)	49
Comprehensive income (loss)	$(297)	$227	$(1,161)	$549
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except par value and share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,119	$858
Receivables, less reserve of $25 and $11	643	1,122
Inventories	77	72
Other current assets	83	83
Total current assets	1,922	2,135
Equity method investments	467	663
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $19,782 and $18,003	16,029	17,000
Goodwill	—	95
Other noncurrent assets	245	352
Total assets	$18,663	$20,245
Liabilities
Current liabilities:
Accounts payable	$730	$1,307
Payroll and benefits payable	72	112
Accrued taxes	45	118
Other current liabilities	219	208
Long-term debt due within one year	500	—
Total current liabilities	1,566	1,745
Long-term debt	5,405	5,501
Deferred tax liabilities	184	186
Defined benefit postretirement plan obligations	182	183
Asset retirement obligations	236	243
Deferred credits and other liabilities	198	234
Total liabilities	7,771	8,092
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at September 30, 2020 and December 31, 2019)	937	937
Held in treasury, at cost – 147 million shares and 141 million shares	(4,089)	(4,089)
Additional paid-in capital	7,159	7,207
Retained earnings	6,828	7,993
Accumulated other comprehensive income	57	105
Total stockholders’ equity	10,892	12,153
Total liabilities and stockholders’ equity	$18,663	$20,245
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$(1,113)	$500
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,795	1,781
Impairments	98	24
Exploratory dry well costs and unproved property impairments	63	85
Net gain on disposal of assets	(8)	(56)
Deferred income taxes	(2)	(34)
Net (gain) loss on derivative instruments	(131)	28
Net settlements of derivative instruments	92	41
Pension and other post retirement benefits, net	(35)	(51)
Stock-based compensation	43	45
Equity method investments, net	189	26
Changes in:
Current receivables	467	(99)
Inventories	(5)	4
Current accounts payable and accrued liabilities	(478)	(164)
Other current assets and liabilities	83	108
All other operating, net	(3)	(189)
Net cash provided by operating activities	1,055	2,049
Investing activities:
Additions to property, plant and equipment	(1,090)	(1,934)
Additions to other assets	15	41
Acquisitions, net of cash acquired	(1)	—
Disposal of assets, net of cash transferred to the buyer	9	(84)
Equity method investments - return of capital	7	51
All other investing, net	—	2
Net cash used in investing activities	(1,060)	(1,924)
Financing activities:
Borrowings	400	—
Purchases of common stock	(92)	(296)
Dividends paid	(40)	(122)
All other financing, net	(2)	(4)
Net cash provided by (used in) financing activities	266	(422)
Net increase (decrease) in cash and cash equivalents	261	(297)
Cash and cash equivalents at beginning of period	858	1,462
Cash and cash equivalents at end of period	$1,119	$1,165
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Nine Months Ended September 30, 2019
December 31, 2018 Balance	$—	$937	$(3,816)	$7,238	$7,706	$63	12,128
Cumulative-effect adjustment	—	—	—	—	(31)	—	(31)
Shares issued - stock-based compensation	—	—	101	(39)	—	—	62
Shares repurchased	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	(50)	—	—	(50)
Net income	—	—	—	—	174	—	174
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
March 31, 2019 Balance	$—	$937	$(3,745)	$7,149	$7,808	$59	$12,208
Shares issued - stock-based compensation	—	—	(3)	5	—	—	2
Shares repurchased	—	—	(236)	—	—	—	(236)
Stock-based compensation	—	—	—	16	—	—	16
Net income	—	—	—	—	161	—	161
Other comprehensive loss	—	—	—	—	—	(9)	(9)
Dividends paid (per share amount of $0.05)	—	—	—	—	(41)	—	(41)
June 30, 2019 Balance	$—	$937	$(3,984)	$7,170	$7,928	$50	$12,101
Shares issued - stock-based compensation	—	—	(14)	9	—	—	(5)
Shares repurchased	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	—	18	—	—	18
Net income	—	—	—	—	165	—	165
Other comprehensive income	—	—	—	—	—	62	62
Dividends paid (per share amount of $0.05)	—	—	—	—	(40)	—	(40)
September 30, 2019 Balance	$—	$937	$(4,028)	$7,197	$8,053	$112	$12,271
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Nine Months Ended September 30, 2020
December 31, 2019 Balance	$—	$937	$(4,089)	$7,207	$7,993	$105	12,153
Cumulative-effect adjustment (Note 2)	—	—	—	—	(12)	—	(12)
Shares issued - stock based compensation	—	—	121	(83)	—	—	38
Shares repurchased	—	—	(91)	—	—	—	(91)
Stock-based compensation	—	—	—	(22)	—	—	(22)
Net loss	—	—	—	—	(46)	—	(46)
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Dividends paid (per share amount of $0.05)	—	—	—	—	(40)	—	(40)
March 31, 2020 Balance	$—	$937	$(4,059)	$7,102	$7,895	$83	$11,958
Shares issued - stock-based compensation	—	—	(28)	20	—	—	(8)
Stock-based compensation	—	—	—	21	—	—	21
Net loss	—	—	—	—	(750)	—	(750)
Other comprehensive loss	—	—	—	—	—	(46)	(46)
June 30, 2020 Balance	$—	$937	$(4,087)	$7,143	$7,145	$37	$11,175
Shares issued - stock-based compensation	—	—	(2)	2	—	—	—
Stock-based compensation	—	—	—	14	—	—	14
Net loss	—	—	—	—	(317)	—	(317)
Other comprehensive income	—	—	—	—	—	20	20
September 30, 2020 Balance	$—	$937	$(4,089)	$7,159	$6,828	$57	$10,892
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K. The results of operations for the third quarter and first nine months of 2020 are not necessarily indicative of the results to be expected for the full year.
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
3.    Income (loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 6 million of stock options for each of the three and nine months ended September 30, 2020 and 6 million and 5 million of stock options for the three and nine months ended September 30, 2019 that were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Net income (loss)	$(317)	$165	$(1,113)	$500

Weighted average common shares outstanding	790	802	792	813
Effect of dilutive securities	—	1	—	—
Weighted average common shares, diluted	790	803	792	813
Net income (loss) per share:
Basic	$(0.40)	$0.21	$(1.41)	$0.62
Diluted	$(0.40)	$0.21	$(1.41)	$0.62

Dividends per share	$—	$0.05	$0.05	$0.15
4.    Dispositions
International Segment
In July 2019, we closed on the sale of our U.K. business (Marathon Oil U.K. LLC and Marathon Oil West of Shetlands Limited) for proceeds of $95 million which included the assumption by RockRose Energy PLC (the buyer) of the U.K. business’ cash equivalent balance and working capital balance as of year-end 2018. During the third quarter of 2019, we recognized a pre-tax gain of $14 million. Our income before income taxes relating to our U.K. business for the three and nine months ended September 30, 2019, was nil and $28 million.
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
As of September 30, 2020 and December 31, 2019, receivables from contracts with customers, included in receivables, less reserves were $502 million and $837 million, respectively.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and nine months ended September 30 as follows:
United States

	Three Months Ended September 30, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$190	$230	$65	$53	$14	$552
Natural gas liquids	22	15	28	7	1	73
Natural gas	18	9	33	6	3	69
Other	1	—	—	—	27	28
Revenues from contracts with customers	$231	$254	$126	$66	$45	$722

	Three Months Ended September 30, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$336	$452	$116	$88	$25	$1,017
Natural gas liquids	23	6	28	5	2	64
Natural gas	28	8	37	3	5	81
Other	1	—	—	—	9	10
Revenues from contracts with customers	$388	$466	$181	$96	$41	$1,172

	Nine Months Ended September 30, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$639	$707	$181	$160	$54	$1,741
Natural gas liquids	53	28	62	14	4	161
Natural gas	62	22	86	13	7	190
Other	4	—	—	—	58	62
Revenues from contracts with customers	$758	$757	$329	$187	$123	$2,154

	Nine Months Ended September 30, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,004	$1,277	$304	$229	$83	$2,897
Natural gas liquids	88	31	81	20	5	225
Natural gas	94	26	118	10	15	263
Other	4	—	—	—	45	49
Revenues from contracts with customers	$1,190	$1,334	$503	$259	$148	$3,434

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
International

Three Months Ended September 30, 2020
(In millions)	E.G.
Crude oil and condensate	$31
Natural gas liquids	1
Natural gas	7
Other	—
Revenues from contracts with customers	$39

Three Months Ended September 30, 2019
(In millions)	E.G.
Crude oil and condensate	$67
Natural gas liquids	1
Natural gas	8
Other	1
Revenues from contracts with customers	$77

Nine Months Ended September 30, 2020
(In millions)	E.G.
Crude oil and condensate	$96
Natural gas liquids	3
Natural gas	22
Revenues from contracts with customers	$121

	Nine Months Ended September 30, 2019
(In millions)	E.G.	U.K.	Other Int’l	Total
Crude oil and condensate	$215	$107	$19	$341
Natural gas liquids	3	1	—	4
Natural gas	24	12	—	36
Other	1	14	—	15
Revenues from contracts with customers	$243	$134	$19	$396

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
    Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved property, goodwill, and equity method investments, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments, or other items (as determined by the chief operating decision maker (“CODM”)) are not allocated to operating segments.

	Three Months Ended September 30, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$722	$39	$—		$761
Net gain (loss) on commodity derivatives	35	—	(36)	(b)	(1)
Income (loss) from equity method investments	—	8	(18)		(10)
Net gain on disposal of assets	—	—	1		1
Other income	1	1	1		3
Less costs and expenses:
Production	118	11	—		129
Shipping, handling and other operating	154	1	28		183
Exploration	21	—	6		27
Depreciation, depletion and amortization	530	19	5		554
Impairments	—	—	1		1
Taxes other than income	48	—	1		49
General and administrative	25	3	25		53
Net interest and other	—	—	62		62
Other net periodic benefit costs	—	—	6	(c)	6
Income tax provision (benefit)	(3)	6	4		7
Segment income (loss)	$(135)	$8	$(190)		$(317)
Total assets	$16,396	$1,104	$1,163		$18,663
Capital expenditures(a)	$176	$—	$1		$177
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 15).
(c)Includes pension settlement loss of $9 million (See Note 20).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2019
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,172	$77	$—		$1,249
Net gain on commodity derivatives	14	—	33	(b)	47
Income from equity method investments	—	21	—		21
Net gain on disposal of assets	—	—	22	(c)	22
Other income	3	2	1		6
Less costs and expenses:
Production	147	16	—		163
Shipping, handling and other operating	137	1	—		138
Exploration	22	—	—		22
Depreciation, depletion and amortization	589	25	8		622
Taxes other than income	80	—	1		81
General and administrative	34	5	43		82
Net interest and other	—	—	64		64
Other net periodic benefit credit	—	—	(2)		(2)
Income tax provision	—	10	—		10
Segment income (loss)	$180	$43	$(58)		$165
Total assets	$17,722	$2,003	$648		$20,373
Capital expenditures(a)	$667	$1	$7		$675
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 15).
(c)Primarily related to the sale of our U.K. business (see Note 4).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$2,154	$121	$—		$2,275
Net gain on commodity derivatives	92	—	39	(b)	131
Loss from equity method investments	—	(4)	(170)	(c)	(174)
Net gain on disposal of assets	—	—	8		8
Other income	8	5	3		16
Less costs and expenses:
Production	375	43	—		418
Shipping, handling and other operating	385	5	42		432
Exploration	75	—	6		81
Depreciation, depletion and amortization	1,716	62	17		1,795
Impairments	—	—	98	(d)	98
Taxes other than income	144	—	1		145
General and administrative	89	10	118	(e)	217
Net interest and other	—	—	195		195
Other net periodic benefit credit	—	—	(1)	(f)	(1)
Income tax provision (benefit)	(10)	1	(2)		(11)
Segment income (loss)	$(520)	$1	$(594)		$(1,113)
Total assets	$16,396	$1,104	$1,163		$18,663
Capital expenditures(a)	$874	$—	$10		$884
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 15).
(c)Partial impairment of investment in equity method investee (See Note 23).
(d)Includes the full impairment of the International reporting unit goodwill of $95 million (See Note 14).
(e)Includes severance expenses associated with workforce reductions of $15 million.
(f)Includes pension settlement loss of $25 million and pension curtailment gain of $17 million (See Note 20).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2019
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$3,434	$396	$—		$3,830
Net gain (loss) on commodity derivatives	41	—	(69)	(b)	(28)
Income from equity method investments	—	63	—		63
Net gain on disposal of assets	—	—	56	(c)	56
Other income	8	7	39	(d)	54
Less costs and expenses:
Production	433	112	(2)		543
Shipping, handling and other operating	424	24	14		462
Exploration	107	—	—		107
Depreciation, depletion and amortization	1,664	97	20		1,781
Impairments	—	—	24	(e)	24
Taxes other than income	233	—	(1)		232
General and administrative	94	20	149		263
Net interest and other	—	—	177		177
Other net periodic benefit credit	—	(3)	(6)		(9)
Income tax provision (benefit)	1	16	(122)	(f)	(105)
Segment income (loss)	$527	$200	$(227)		$500
Total assets	$17,722	$2,003	$648		$20,373
Capital expenditures(a)	$1,959	$16	$15		$1,990
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 15).
(c)Primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico) and the sale of our U.K. business (See Note 4).
(d)Primarily related to the indemnification of certain tax liabilities in connection with the 2010-2011 Federal Tax Audit.
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
For the three and nine months ended September 30, 2020 and 2019, our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective income tax rate(a)	(2)%	6%	1%	(27)%
(a)In all periods presented, we maintained our valuation allowance on our net federal deferred tax assets in the U.S.
The following items caused the effective income tax rates to be different from our U.S. statutory tax rate of 21% for 2020 and 2019:
•For the three and nine months ended September 30, 2020, the income tax rate was reduced below the statutory rate due to the valuation allowance on our net federal deferred tax assets in the U.S., which resulted in no federal tax benefit on the U.S. loss.
•For the three and nine months ended September 30, 2019, the mix of pre-tax income in our international operations and the valuation allowance on our net federal deferred tax assets in the U.S., reduced the annual effective tax rate below the statutory tax rate. Income tax rates for the nine months ended September 30, 2019 were also impacted by the settlement of the 2010-2011 U.S. Federal Tax Audit in the first quarter of 2019, resulting in a tax benefit of $126 million. Additionally, in the first quarter of 2019, we recorded a non-cash deferred tax benefit of $18 million in the U.K. related to an internal restructuring. These two items are discrete to the first nine months of 2019. Excluding these discrete adjustments, the effective income tax rate for the first nine months of 2019 was an expense of 10%.
In the third quarter of 2020, we received an $89 million cash refund related to alternative minimum tax credits and interest. This refund was accelerated as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act, in the first quarter of 2020.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
Changes in the allowance for doubtful accounts balance for the nine months ended were as follows:

(In millions)	September 30, 2020
Beginning balance as of January 1	$11
Cumulative-effect adjustment	12
Current period provision(a)	22
Current period write offs	(12)
Recoveries of amounts previously reserved	(8)
Ending balance as of September 30	$25
(a)For the nine months ended September 30, 2020, the current period provision increased by $10 million in joint interest receivables and $12 million in trade receivables.
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

(In millions)	September 30, 2020	December 31, 2019
Crude oil and natural gas	$11	$10
Supplies and other items	66	62
Inventories	$77	$72
10.    Property, Plant and Equipment

(In millions)	September 30, 2020	December 31, 2019
United States	$15,533	$16,427
International	424	493
Corporate	72	80
Net property, plant and equipment	$16,029	$17,000

We had no exploratory well costs capitalized greater than one year as of September 30, 2020 and December 31, 2019.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
    We also reviewed our equity method investments for indicators of impairment. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss in value occurs that is deemed other than temporary, the carrying value of the equity method investment is written down to fair value. Our first quarter review concluded that any potential losses in values of our equity method investments were temporary because the underlying declines in both commodity prices and demand did not materially manifest until early March. However, during the second and third quarters of 2020, we recognized impairments related to one of our equity method investees, as noted in the tables below.

The following table summarizes impairment charges of proved properties, goodwill and equity method investments and their corresponding fair values.

	Three Months Ended September 30,
	2020		2019
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$1	$—	$—
Equity method investment	$23	$18	N/A	$—

	Nine Months Ended September 30,
	2020		2019
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$3	$56	$24
Goodwill	$—	$95	N/A	$—
Equity method investment	$119	$170	N/A	$—

•2020 – Impairments for the nine months ended September 30, 2020 include charges recognized for our equity method investments of $170 million. During the second quarter of 2020, the continuation of the depressed commodity prices caused us to perform a review of our equity method investments. Our review concluded that a loss of our investment value in one of our equity method investees was other than temporary and we recorded an impairment of $152 million based on the difference between our carrying value and the fair value of our investment. During the third quarter of 2020, we further reduced our long term price forecast of a gas index in which one of our equity method investees transacts, which resulted in an incremental reduction of our investment value. We recorded an impairment of $18 million during the third quarter, which we deemed other than temporary. Our remaining investments in equity method investees did not experience losses in value that caused the fair values to be below their carrying values.
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
The impairments of our equity method investments were recognized in income (loss) from equity method investments in our consolidated statements of income. The impairments caused us to incur a basis differential between the net book value of our investment and the amount of our underlying share of equity in the investee’s net assets. The amount of this basis differential is $140 million and will be accreted into income over the next 6.25 years, which is consistent with the remaining useful life of the investee’s primary assets.
Impairments for the nine months ended September 30, 2020 also included $95 million of goodwill impairment in the International reporting unit. See Note 14 for further information.
•2019 – During the nine months ended September 30, 2019, we recorded proved property impairments of $24 million, as a result of the anticipated sales proceeds for certain non-core proved properties in our United States segment and the sale of our non-operated interest in the Atrush block (Kurdistan) in our International segment. The related fair value was measured using the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification. See Note 4 for further information.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
12.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations for the nine months ended September 30 were as follows:

	September 30,
(In millions)	2020	2019
Beginning balance as of January 1	$255	$1,145
Incurred liabilities, including acquisitions	3	25
Settled liabilities, including dispositions	(11)	(1,106)
Accretion expense (included in depreciation, depletion and amortization)	9	29
Revisions of estimates	(8)	15
Held for sale	—	108
Ending balance as of September 30	$248	$216
September 30, 2020
•Ending balance includes $12 million classified as short-term at September 30, 2020.
September 30, 2019
•Settled liabilities primarily relate to the sale of our U.K. business, which closed during the third quarter of 2019.
•Held for sale reflects a transfer to settled liabilities during 2019. This transfer was primarily related to the Droshky field (Gulf of Mexico), which was considered held for sale at year-end 2018 and closed in the first quarter of 2019.
13. Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, aircraft, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and all of our existing leases are classified as either short-term or long-term operating leases.
Supplemental balance sheet information related to leases was as follows:

(In millions)		September 30, 2020
Operating Leases:	Balance Sheet Location:
Right-of-use asset	Other noncurrent assets	$137
Current portion of long-term lease liability	Other current liabilities	$79
Long-term lease liability	Deferred credits and other liabilities	$61

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

(In millions)	Operating Lease Future Cash Receipts
2020	$2
2021	6
2022	6
2023	6
2024	6
Thereafter	60
Total undiscounted cash flows	$86
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million to fund the estimated project costs, which was reduced effective August 2020, from $380 million to align with our revised estimate of the project costs. As of September 30, 2020, project costs incurred totaled approximately $117 million, including land acquisition and construction costs. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	September 30,
(In millions)	2020	2019
Beginning balance as of January 1, gross	$95	$97
Less: accumulated impairments	—	—
Beginning balance, net	95	97
Dispositions	—	(2)
Impairment	(95)	—
Ending balance as of September 30, net	$—	$95
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

	September 30, 2020
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$59	$14	$45	Other current assets
Commodity	—	2	(2)	Deferred credits and other liabilities
Interest Rate	1	—	1	Other noncurrent assets
Interest Rate	—	3	(3)	Deferred credits and other liabilities
Total Not Designated as Hedges	$60	$19	$41

Cash Flow Hedges
Interest Rate	$9	$—	$9	Other noncurrent assets
Interest Rate	—	19	(19)	Deferred credits and other liabilities
Total Designated Hedges	$9	$19	$(10)
Total	$69	$38	$31

	December 31, 2019
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$9	$1	$8	Other current assets
Commodity	1	—	1	Other noncurrent assets
Commodity	—	5	(5)	Other current liabilities
Total Not Designated as Hedges	$10	$6	$4

Cash Flow Hedges
Interest Rate	$2	$—	$2	Other noncurrent assets
Total Designated Hedges	$2	$—	$2
Total	$12	$6	$6

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into multiple crude oil, natural gas and NGL derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted United States sales through 2021. These derivatives consist of three-way collars, two-way collars, fixed price swaps, basis swaps, and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. Two-way collars only consist of a sold call (ceiling) and a purchased put (floor). These crude oil, natural gas and NGL derivatives were not designated as hedges.
The following table sets forth outstanding derivative contracts as of September 30, 2020, and the weighted average prices for those contracts:

	2020	2021	2021
	Fourth Quarter	First Half	Second Half
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	80,000	—	—
Weighted average price per Bbl:
Ceiling	$64.40	$—	$—
Floor	$55.00	$—	$—
Sold put	$48.00	$—	$—
NYMEX WTI Two-Way Collars
Volume (Bbls/day)	20,000	10,000	10,000
Weighted average price per Bbl:
Ceiling	$46.83	$52.37	$52.37
Floor	$37.00	$35.00	$35.00
Basis Swaps - NYMEX WTI / Argus WTI Midland (a)
Volume (Bbls/day)	15,000	—	—
Weighted average price per Bbl	$(0.94)	$—	$—
Basis Swaps - NYMEX WTI / ICE Brent (b)
Volume (Bbls/day)	5,000	1,630	—
Weighted average price per Bbl	$(7.24)	$(7.24)	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	30,000	—	—
Weighted average price per Bbl	$(0.81)	$—	$—
Natural Gas
Henry Hub (“HH”) Two-Way Collars
Volume (MMBtu/day)	250,000	175,000	150,000
Weighted average price per MMBtu:
Ceiling	$2.82	$3.10	$3.03
Floor	$2.25	$2.46	$2.43
Basis Swaps - WAHA / HH (c)
Volume (MMBtu/day)	10,000	—	—
Weighted average price per MMBtu	$(0.37)	$—	$—
NGL
Fixed Price Ethane Swaps (d)
Volume (Bbls/day)	10,000	—	—
Weighted average price per Bbl	$8.78	$—	$—
(a)The basis differential price is indexed against Argus WTI Midland and NYMEX WTI.
(b)The basis differential price is indexed against Intercontinental Exchange (“ICE”) Brent and NYMEX WTI.
(c)The basis differential price is indexed against Waha and NYMEX Henry Hub.
(d)The fixed price ethane swap is priced at OPIS Mont Belvieu Purity Ethane.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth outstanding derivative contracts entered into between October 1 and November 3, 2020, and the weighted average prices for those contracts:

	2021	2021
	First Half	Second Half
Crude Oil
Basis Swaps - NYMEX WTI / UHC (a)
Volume (Bbls/day)	14,000	—
Weighted average price per Bbl	$(1.80)	$—
Natural Gas
HH Two-Way Collars
Volume (MMBtu/day)	50,000	50,000
Weighted average price per MMBtu:
Ceiling	$3.13	$3.13
Floor	$2.70	$2.70
HH Fixed Price Swaps
Volume (MMBtu/day)	50,000	50,000
Weighted average price per MMBtu	$2.88	$2.88
(a)The basis differential price is indexed against U.S. Sweet Clearbrook (“UHC”) and NYMEX WTI.
The mark-to-market impact and settlement of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Mark-to-market gain (loss)	$(36)	$33	$39	$(69)
Net settlements of commodity derivative instruments	$35	$14	$92	$41

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps to hedge the variations in cash flows related to fluctuations in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate related to forecasted interest payments of a future debt issuance in 2022. Each respective derivative contract can be tied to an anticipated underlying dollar notional amount. During the third quarter of 2020, we de-designated these forward starting interest rate swaps previously designated as cash flow hedges. At September 30, 2020, accumulated other comprehensive income included a net deferred loss of $2 million related to the de-designated forward starting interest rate swaps previously designated as cash flow hedges. No portion of this amount has been reclassified from accumulated other comprehensive income as of September 30, 2020. We expect to reclassify this amount into earnings as an adjustment to net interest and other upon the occurrence of the forecasted transactions.
The following table presents, by maturity date, information about our de-designated forward starting interest rate swap agreements, including the rate.

	September 30, 2020		December 31, 2019
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
November 1, 2022	$500	0.99%	$—	—%

The following table sets forth the net impact of the forward starting interest rate swap derivatives de-designated as cash flow hedges on other comprehensive income (loss).

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2020	2020
Interest Rate Swaps
Beginning balance	$(7)	$—
Change in fair value recognized in other comprehensive income (loss)	5	(2)
Ending balance	$(2)	$(2)

Derivatives Designated as Cash Flow Hedges
During 2020, we entered into forward starting interest rate swaps with a notional amount of $350 million to hedge variations in cash flows arising from fluctuations in the LIBOR benchmark interest rate related to forecasted interest payments of a future debt issuance in 2025. We expect to refinance these debt maturities in 2025. The swaps will terminate on or prior to the refinancing of the debt and the final value will be reclassified from accumulated other comprehensive income into earnings with each future interest payment.
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

	September 30, 2020		December 31, 2019
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
June 1, 2025	$350	0.95%	$—	—%
September 9, 2026	$320	1.51%	$320	1.51%
At September 30, 2020, accumulated other comprehensive income included deferred losses of $10 million related to forward starting interest rate swaps designated as cash flow hedges. No amounts related to these swaps are expected to impact the consolidated statements of income in the next 12 months.
16.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by hierarchy level.

	September 30, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$3	$40	$—	$43
Interest rate - not designated as cash flow hedges	—	1	—	1
Interest rate - designated as cash flow hedges	—	9	—	9
Derivative instruments, assets	$3	$50	$—	$53
Derivative instruments, liabilities
Interest rate - not designated as cash flow hedges	$—	$(3)	$—	$(3)
Interest rate - designated as cash flow hedges	—	(19)	—	(19)
Derivative instruments, liabilities	$—	$(22)	$—	$(22)
Total	$3	$28	$—	$31

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$7	$—	$7
Interest rate - designated as cash flow hedges	—	2	—	2
Derivative instruments, assets	$—	$9	$—	$9
Derivative instruments, liabilities
Commodity(a)	$(3)	$—	$—	$(3)
Derivative instruments, liabilities	$(3)	$—	$—	$(3)
Total	$(3)	$9	$—	$6
(a)Commodity derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 15.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Commodity derivatives include three-way collars, two-way collars, fixed price swaps, basis swaps and NYMEX roll basis swaps. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For swaps, inputs to the models include only commodity prices and interest rates and are categorized as Level 1 because all assumptions and inputs are observable in active markets throughout the term of the instruments. For three-way collars and two-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$4	$4	$4	$4
Other noncurrent assets	35	49	26	38
Total financial assets	$39	$53	$30	$42
Financial liabilities
Other current liabilities	$62	$99	$62	$90
Long-term debt, including current portion(a)	6,044	5,931	6,174	5,529
Deferred credits and other liabilities	105	84	99	86
Total financial liabilities	$6,211	$6,114	$6,335	$5,705
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
17.    Debt
Revolving Credit Facility
As of September 30, 2020, we had no borrowings against our $3.0 billion unsecured revolving credit facility (“Credit Facility”), as described below.
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of September 30, 2020, we were in compliance with this covenant with a ratio of 35%.
Debt Remarketing
On August 18, 2020, we closed a $400 million remarketing to investors of sub-series B bonds which are part of the $1 billion St. John the Baptist, State of Louisiana revenue refunding bonds originally issued and purchased in December 2017. The sub-series B bonds are subject to mandatory tender for purchase on the dates set forth in the table below.
The following table further summarizes this transaction.

Sub-Series B Bonds	Par Amount	Interest Rate	Mandatory Purchase Date	Maturity Date
Sub-series B-1 Bonds	$200 million	2.125%	July 1, 2024	June 1, 2037
Sub-series B-2 Bonds	$200 million	2.375%	July 1, 2026	June 1, 2037

Debt Redemption
On September 16, 2020, we commenced a cash tender offer for up to an aggregate principal amount of $500 million (the “Aggregate Maximum Tender Amount”) of our outstanding $1 billion 2.8% Senior Notes due 2022 (“2022 Notes”). The Aggregate Maximum Tender Amount was fully subscribed and we completed the early settlement on October 1, 2020, repaying the $500 million. As such, the $500 million was moved to long-term due within one year on our consolidated balance sheet as of September 30, 2020. The remaining $500 million of the 2.8% 2022 Notes remains part of long-term debt on our consolidated balance sheet as of September 30, 2020.

18.    Stockholders’ Equity
During the nine months ended September 30, 2020, we acquired approximately 9 million common shares at a cost of $85 million, which were held as treasury stock. Including these repurchases, the total remaining share repurchase authorization was $1.3 billion at September 30, 2020. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
19.    Incentive Based Compensation
Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first nine months of 2020:

	Stock Options			Restricted Stock Awards & Units
	Number of Shares		Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	5,659,731		$23.55	7,174,386	$15.88
Granted	1,132,808	(a)	$10.47	5,337,796	$8.55
Exercised/Vested	(52,333)		$7.22	(3,024,561)	$15.83
Canceled(b)	(662,482)		$24.66	(1,529,949)	$11.66
Outstanding at September 30, 2020	6,077,724		$21.13	7,957,672	$11.80
(a)The weighted average grant date fair value of stock option awards granted was $3.82 per share.
(b)Included in canceled are forfeitures related to workforce reductions.
Stock-based performance unit awards
    During the first nine months of 2020, we granted 1,038,676 stock-based performance units to certain officers to be settled in shares. The grant date fair value per unit was $10.55, as calculated using a Monte Carlo valuation model. As of September 30, 2020 there were 1,658,088 units outstanding.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
20.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit costs (credits):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2020	2019(c)	2020	2019
Service cost	$4	$5	$—	$—
Interest cost	2	3	1	1
Expected return on plan assets	(2)	(3)	—	—
Amortization:
– prior service credit	(1)	(1)	(4)	(5)
– actuarial loss	2	2	—	1
Net settlement loss(a)	9	—	—	—
Net periodic benefit costs (credits)(b)	$14	$6	$(3)	$(3)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2020	2019(c)	2020	2019
Service cost	$14	$14	$—	$—
Interest cost	7	17	2	3
Expected return on plan assets	(7)	(19)	—	—
Amortization:
– prior service credit	(5)	(5)	(13)	(14)
– actuarial loss	7	6	1	1
Net settlement loss(a)	25	2	—	—
Net curtailment gain(d)	(3)	—	(14)	—
Net periodic benefit costs (credits)(b)	$38	$15	$(24)	$(10)

(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.
(b)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
(c)Includes amounts related to the noncontributory defined benefit pension plan covering U.K. employees, prior to the plan being transferred to the buyer upon sale of the U.K. asset on July 1, 2019.
(d)Related to workforce reductions, which reduced the future expected years of service for employees participating in the plans.

    During the first nine months of 2020, we made contributions of $21 million to our funded pension plan and expect to contribute an additional $7 million this year. During the first nine months of 2020, we made payments of $17 million and $11 million related to unfunded pension plans and other postretirement benefit plans.
In connection with the sale of our U.K. business, the noncontributory defined benefit pension plan covering U.K. employees was transferred to the buyer. See Note 4 for further information on this disposition. During the three and nine months ended September 30, 2019, we reclassified $20 million from accumulated other comprehensive income to pension assets upon remeasurement of the plan.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
21.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$5	$6	$18	$19
Amortization of actuarial loss	(2)	(3)	(8)	(7)
Net settlement loss	(9)	—	(25)	(2)
Net curtailment gain	—	—	17	—
	(6)	3	2	10	Other net periodic benefit (costs) credits
Other
U.K. pension plan transferred to buyer (a)(b)	—	83	—	83
Foreign currency translation adjustment related to sale of U.K. business (b)	—	30	—	30
Income taxes related to the sale of U.K. business (b)	—	(46)	—	(46)
	—	67	—	67	Net gain on disposal of assets
Total reclassifications to expense, net of tax (c)	$(6)	$70	$2	$77	Net income (loss)
(a)See Note 20 for detail on the U.K. pension plan.
(b)See Note 4 for detail on the U.K. disposition.
(c)During 2020 and 2019 we had a full valuation allowance on net federal deferred tax assets in the U.S. and as such, there is no tax impact to our postretirement and postemployment plans other than on the sale of the U.K. business.

22.    Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2020	2019
Included in operating activities:
Interest paid, net of amounts capitalized	$175	$177
Income taxes paid to (received from) taxing authorities, net of refunds (a)	(50)	67
Noncash investing activities:
Increase (decrease) in asset retirement costs	$(5)	$40
Asset retirement obligations assumed by buyer (b)	—	1,082
(a)The nine months ended September 30, 2020 and 2019 includes $94 million and $89 million, respectively, related to tax refunds.
(b)In 2019, we closed on the sale of our working interest in the Droshky field (Gulf of Mexico), the sale of our non-operated interest in the Atrush block in Kurdistan and the sale of our U.K. business.

    Other noncash investing activities include accrued capital expenditures for the nine months ended September 30, 2020 and 2019 of $81 million and $302 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
23.    Equity Method Investments
During the periods ended September 30, 2020 and December 31, 2019 our equity method investees were considered related parties and included:
•EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.
•AMPCO, in which we have a 45% noncontrolling interest. AMPCO is engaged in methanol production activity.

Our equity method investments are summarized in the following table:

(In millions)	Ownership as of September 30, 2020	September 30, 2020	December 31, 2019
EGHoldings	60%	$119	$310
Alba Plant LLC	52%	179	163
AMPCO	45%	169	190
Total		$467	$663
During the nine months ended September 30, 2020, we recorded impairments of $170 million to an investment in an equity method investee, which was reflected in income (loss) from equity method investments in our consolidated statements of income. See Note 11 to the consolidated financial statements for further information on the equity method investee impairment.
Summarized financial information for equity method investees is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Income data:
Revenues and other income	$140	$184	$423	$637
Income (loss) from operations	19	61	(21)	192
Net income (loss)	12	45	(27)	140

Revenues from related parties were $9 million and $29 million, respectively, for the three and nine months ended September 30, 2020 and $11 million and $32 million, respectively, for the three and nine months ended September 30, 2019 with the majority related to EGHoldings in all periods.
Current receivables from related parties at September 30, 2020 were $28 million with the majority related to EGHoldings and $28 million at December 31, 2019 with the majority related EGHoldings and Alba Plant LLC. Payables to related parties at September 30, 2020 and December 31, 2019 were $13 million and $11 million, respectively, with the majority related to Alba Plant LLC in both periods.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
24.    Commitments and Contingencies
In the second quarter of 2019, Marathon E.G. Production Limited (“MEGPL”), a consolidated and wholly-owned subsidiary, signed a series of agreements to process third-party Alen Unit gas through existing infrastructure located in Punta Europa, E.G. Our equity method investee, Alba Plant LLC, is also a party to some of the agreements. These agreements contain clauses that require MEGPL to indemnify the owners of the Alen Unit against injury to Alba Plant LLC’s personnel and damage to or loss of Alba Plant LLC’s automobiles, as well as third party claims caused by Alba Plant and certain environmental liabilities arising from certain hydrocarbons in the custody of Alba Plant LLC. Pursuant to these agreements, MEGPL agreed to indemnify third party property or events, including environmental liabilities, injury to Alba Plant LLC’s personnel, and damage to or loss of Alba Plant LLC’s automobiles. At this time, we cannot reasonably estimate this obligation as we do not have any history of prior indemnification claims, and thus, we do not have any history of environmental discharge or contamination. Therefore, we have not recorded a liability with respect to these indemnities since the amount of potential future payments under these indemnification clauses is not determinable.
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC.  Payment by us would be required if either of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was $4 million as of September 30, 2020, with a corresponding receivable from our investees. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.
Various groups, including the State of North Dakota and three Indian tribes represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River.  As a result, as of September 30, 2020, we have a $103 million current liability in suspended royalty and working interest revenue, including interest, and have a long-term receivable of $23 million for capital and expenses.
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
    Commodity prices experienced significant volatility and declined substantially in the first half of 2020. While commodity prices improved during the third quarter as compared to the second quarter of 2020, they are likely to remain lower and volatile for the foreseeable future. We believe we can manage through this lower commodity price macro environment as our portfolio affords us the flexibility to respond to changing market conditions. Our primary focus remains on protecting our balance sheet and maintaining a strong liquidity position. We believe our financial strength, quality portfolio, and ongoing focus on reducing our cost structure better position us to navigate during this unprecedented time.
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

Key highlights include the following:
Maintained focus on balance sheet and liquidity
•At the end of the third quarter 2020, we had approximately $4.1 billion of liquidity, comprised of an undrawn $3.0 billion revolving credit facility and $1.1 billion in cash. We remain investment grade at all three primary rating agencies.
•In August, we closed on the remarketing of $400 million sub-series B bonds. On October 1, 2020, we completed a cash tender for an aggregate principal amount of $500 million of our outstanding $1 billion 2.8% 2022 Notes. The tender was funded from cash on hand, resulting in a gross debt reduction of $100 million from the second quarter of 2020.
•The September 30, 2020 cash balance reflects an increase of approximately $261 million from year-end, primarily due to the remarketing of $400 million of sub-series B bonds, partially offset by repurchases of common stock and dividend payments made during the first quarter. Our cash provided from operations was commensurate with our capital expenditures for the nine months ended September 30, 2020.
•In early July 2020, we collected an $89 million cash refund related to alternative minimum tax credits and associated interest.

•On October 1, the Board of Directors approved and declared the reinstatement of the base quarterly dividend of $0.03 per share, effective in the fourth quarter of 2020. Our share repurchase program remains suspended as we continue to maximize liquidity.
•Continued our capital discipline to be within our Capital Budget of $1.2 billion.
•Continued to opportunistically execute additional commodity derivatives to minimize the risk of price fluctuations.

Financial and operational results
•U.S. net sales volumes decreased by 12% to 297 mboed, including a 21% reduction in U.S. crude oil net sales volumes compared to the same quarter last year as a result of overall lower wells to sales activity driven by the lower drilling and completions activity.
•Our net loss per share was $0.40 in the third quarter of 2020 as compared to net income per share of $0.21 in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers decreased $488 million compared to the same quarter last year, largely due to lower price realizations and decreased production volumes. Average crude oil price realizations decreased by 37% during the third quarter of 2020 as compared to the third quarter of 2019.
◦Net loss on commodity derivatives of $1 million for the third quarter of 2020, a $48 million decrease from the same period in 2019, which was a net gain of $47 million.
◦A non-cash impairment of an investment in one of our equity method investees of $18 million.
•Net cash provided by operating activities in the first nine months of 2020 decreased to $1.1 billion or 49% primarily as a result of lower commodity price realizations and decreased production volumes, compared to the first nine months of 2019. As described in the preceding section, we reduced our Capital Budget such that Capital Budget expenditures are closely aligned with cash generated by operations over the duration of the year.
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

Commensurate with our budget of $1.2 billion for 2020, we believe our full year production volumes will be between 375 mboed to 390 mboed.
Operations
    The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
United States (mboed)	297	339	(12)%	314	322	(2)%
International (mboed)(a)	71	88	(19)%	79	94	(16)%
Total (mboed)	368	427	(14)%	393	416	(6)%
(a)We closed on the sale of our U.K. business in the third quarter of 2019. The nine months ended September 30, 2019 includes net sales volumes related to the U.K. of 7 mboed. See Note 4 to the consolidated financial statements for further information.
United States
    Net sales volumes in the segment were lower in the third quarter of 2020 and the first nine months of 2020 as compared to their respective 2019 periods. In the second quarter of 2020, we began the process of transitioning to a significantly lower level of drilling and completion activity across our domestic portfolio. As a result of the decreased drilling and completion activity, fewer wells were brought to sales resulting in a significant decline in production in the third quarter of 2020.

We continue to expect that our planned pace of drilling and completions activity during the remainder of the year will enable us to meet our 2020 production guidance as noted in the preceding Outlook section. The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	91	107	(15)%	104	107	(3)%
Bakken	98	109	(10)%	103	101	2%
Oklahoma	73	84	(13)%	69	77	(10)%
Northern Delaware	27	30	(10)%	29	28	4%
Other United States	8	9	(11)%	9	9	—%
Total United States	297	339	(12)%	314	322	(2)%

	Three Months Ended September 30, 2020
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	58%	71%	25%	55%	54%
Natural gas liquids	21%	16%	34%	20%	23%
Natural gas	21%	13%	41%	25%	23%

	Three Months Ended September 30,		Nine Months Ended September 30,
Drilling Activity - U.S. Resource Plays	2020	2019	2020	2019
Gross Operated
Eagle Ford:
Wells drilled to total depth	17	31	58	97
Wells brought to sales	9	35	67	117
Bakken:
Wells drilled to total depth	6	20	41	52
Wells brought to sales	8	30	41	89
Oklahoma:
Wells drilled to total depth	—	15	9	53
Wells brought to sales	—	19	13	55
Northern Delaware:
Wells drilled to total depth	—	10	15	37
Wells brought to sales	1	10	13	41
•Eagle Ford – Our net sales volumes were 91 mboed in the third quarter of 2020, including oil sales of 53 mbbld and we brought 9 gross company-operated wells to sales. Given the market conditions in the second quarter, we suspended frac activities. In the third quarter of 2020, we restarted our drilling program with 2 rigs and 1 frac crew which we expect to continue for the remainder of the year.
•Bakken – Our net sales volumes were 98 mboed, including 69 mbbld of oil sales and we brought 8 gross company-operated wells to sales. We suspended frac activity in the second quarter. In the third quarter of 2020, we resumed completions activities. We plan to average 2 rigs and 1 frac crew for the remainder of the year.

•Oklahoma – Our net sales volumes were 73 mboed, including 18 mbbld of oil sales. During the second quarter, we suspended all drilling and completions operations in Oklahoma; we do not plan to drill any additional wells in Oklahoma during 2020.
•Northern Delaware – Our net sales volumes were 27 mboed, including 15 mbbld of oil sales and we brought 1 gross company-operated well to sales. We suspended all drilling and completions operations during the second quarter and expect to bring only a limited number of wells to sales during the remainder of the year.

International
    Net sales volumes were lower in the third quarter of 2020 compared to the third quarter of 2019 primarily due to timing of E.G. liftings. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	71	88	(19)%	79	86	(8)%
United Kingdom(a)	—	—	—%	—	7	(100)%
Other International	—	—	—%	—	1	(100)%
Total International	71	88	(19)%	79	94	(16)%
Equity Method Investees
LNG (mtd)	3,960	4,590	(14)%	4,551	4,849	(6)%
Methanol (mtd)	1,065	1,036	3%	996	1,058	(6)%
Condensate and LPG (boed)	9,340	11,586	(19)%	10,288	10,858	(5)%
(a)Includes natural gas acquired for injection and subsequent resale.

•Equatorial Guinea – Net sales volumes in the third quarter of 2020 were lower compared to the same period in 2019 primarily due to timing of liftings.
•United Kingdom – In July 2019, we closed on the sale of our U.K. business. See Note 4 to the consolidated financial statements for further information.

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, payment of dividends and funding of share repurchases. Commodity prices declined substantially in the first half of 2020 resulting from demand contraction related to the global pandemic and increased supply following the OPEC decision to increase production. A revised OPEC deal to reduce production was agreed early in the second quarter of 2020 and oil prices partially recovered in the latter part of the second quarter. Prices continued to increase in the third quarter; however, pricing remains lower relative to 2019 and given the scale of worldwide demand contraction, we expect commodity prices to remain volatile. Refer to Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K for further discussion on how further declines in commodity prices could impact us.
United States
    The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the third quarter and first nine months of 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$37.78	$55.09	(31)%	$34.82	$56.14	(38)%
Natural gas liquids (per bbl)	11.80	11.37	4%	9.77	13.81	(29)%
Natural gas (per mcf)(c)	1.78	1.92	(7)%	1.61	2.20	(27)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$40.92	$56.44	(27)%	$38.21	$57.10	(33)%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	41.59	61.06	(32)%	38.93	62.60	(38)%
Mont Belvieu NGLs (per bbl)(d)	15.87	15.16	5%	13.77	18.14	(24)%
Henry Hub natural gas settlement date average (per mmbtu)	1.98	2.23	(11)%	1.88	2.67	(30)%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have increased average price realizations by $2.24 per bbl and $0.72 per bbl for the third quarter 2020 and 2019, respectively, and $1.74 per bbl and $0.70 per bbl for the first nine months of 2020 and 2019, respectively.
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
International
The following table presents our average price realizations and the related benchmark for crude oil for the third quarter and first nine months of 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$30.28	$46.04	(34)%	$26.05	$53.98	(52)%
Natural gas liquids (per bbl)	1.00	1.00	—%	1.00	1.53	(35)%
Natural gas (per mcf)	0.24	0.24	—%	0.24	0.35	(31)%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$42.96	$61.93	(31)%	$40.92	$64.67	(37)%
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
Results of Operations
Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended September 30,
(In millions)	2020	2019
Revenues from contracts with customers
United States	$722	$1,172
International	39	77
Segment revenues from contracts with customers	$761	$1,249
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended September 30, 2019	Price Realizations	Net Sales Volumes	Three Months Ended September 30, 2020
United States Price/Volume Analysis
Crude oil and condensate	$1,017	$(253)	$(212)	$552
Natural gas liquids	64	2	7	73
Natural gas	81	(5)	(7)	69
Other sales	10			28
Total	$1,172			$722
International Price/Volume Analysis
Crude oil and condensate	$67	$(16)	$(20)	$31
Natural gas liquids	1	—	—	1
Natural gas	8	—	(1)	7
Other sales	1			—
Total	$77			$39

Net gain (loss) on commodity derivatives in the third quarter of 2020, was a loss of $1 million, compared to a net gain of $47 million for the same period in 2019. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 15 to the consolidated financial statements for further information.
Income from equity method investments decreased $31 million for the third quarter of 2020 from the comparable 2019 period primarily due to an impairment of $18 million to an investment in an equity method investee. Lower Alba plant condensate sales volumes and lower methanol prices at AMPCO methanol facility also contributed to the decline. See Note 11 to the consolidated financial statements for further information on the equity method investee impairment.
Net gain on disposal of assets decreased $21 million in the third quarter of 2020 versus the same period in 2019, primarily as a result of the sale of our U.K. business during third quarter of 2019. See Note 4 to the consolidated financial statements for more detail.
Production expenses decreased $34 million in the third quarter of 2020 versus the same period in 2019, primarily as a result of the U.S. segment’s lower operational costs and continued cost management, specifically staffing and contract labor. International segment production expense slightly decreased due to timing of E.G. liftings.

The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$118	$147	(20)%	$4.32	$4.75	(9)%
International	$11	$16	(31)%	$1.76	$1.98	(11)%
Shipping, handling and other operating expenses increased $45 million in the third quarter of 2020 primarily due to increased purchased volumes from third parties of commodities for resale in order to satisfy transportation commitments and other expenses.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other costs, which remained relatively flat in comparison to the third quarter of 2019.
The following table summarizes the components of exploration expenses:

	Three Months Ended September 30,
(In millions)	2020	2019	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$23	$15	53%
Dry well costs	—	1	(100)%
Geological and geophysical	2	1	100%
Other	2	5	(60)%
Total exploration expenses	$27	$22	23%
Depreciation, depletion and amortization decreased $68 million in the third quarter of 2020 as a result of lower sales volumes in our U.S. and International segments. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe) is impacted by field-level changes in reserves, capitalized costs and sales volume mix between fields. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$530	$589	(10)%	$19.39	$18.90	3%
International	$19	$25	(24)%	$2.89	$3.15	(8)%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $32 million primarily due to lower price realizations and lower sales volumes in the U.S. segment in the third quarter of 2020.
General and administrative expenses decreased $29 million in the third quarter of 2020 primarily as a result of cost savings realized from workforce reductions.
Segment Income
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved property, goodwill and equity method investments, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended September 30,
(In millions)	2020	2019	Increase (Decrease)
United States	$(135)	$180	(175)%
International	8	43	(81)%
Segment income (loss)	(127)	223	(157)%
Items not allocated to segments, net of income taxes	(190)	(58)	(228)%
Net income (loss)	$(317)	$165	(292)%
United States segment income (loss) in the third quarter of 2020, was $135 million loss after-tax versus $180 million income after-tax for the same period in 2019, primarily due to lower price realizations and sales volumes in the current quarter, which was partially offset by lower DD&A and production taxes (due to the lower sales volumes), coupled with cost management efforts to lower production and G&A expenses.
International segment income in the third quarter of 2020, was $8 million after-tax versus $43 million after-tax for the same period in 2019, primarily due to timing of E.G. liftings and lower price realizations resulting in lower income from equity method investments.
Results of Operations
Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Revenues from contracts with customers are presented by segment in the table below:

	Nine Months Ended September 30,
(In millions)	2020	2019
Revenues from contracts with customers
United States	$2,154	$3,434
International	121	396
Segment revenues from contracts with customers	$2,275	$3,830

Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Nine Months Ended September 30, 2019	Price Realizations	Net Sales Volumes	Nine Months Ended September 30, 2020
United States Price/Volume Analysis
Crude oil and condensate	$2,897	$(1,066)	$(90)	$1,741
Natural gas liquids	225	(67)	3	161
Natural gas	263	(70)	(3)	190
Other sales	49			62
Total	$3,434			$2,154
International Price/Volume Analysis
Crude oil and condensate	$341	$(102)	$(143)	$96
Natural gas liquids	4	(1)	—	3
Natural gas	36	(10)	(4)	22
Other sales	15			—
Total	$396			$121
Net gain (loss) on commodity derivatives in the first nine months of 2020, was a gain of $131 million, compared to a net loss of $28 million for the same period in 2019. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 15 to the consolidated financial statements for further information.
Income (loss) from equity method investments decreased $237 million for the first nine months of 2020 primarily due to impairments of $170 million to an investment in an equity method investee in the first nine months of 2020 as well as lower price realizations and lower net sales volumes from equity method investments in E.G. primarily due to the planned triennial turnaround in the first quarter of 2020.
Net gain on disposal of assets decreased $48 million for the first nine months of 2020 primarily as a result of the sale of our working interest in the Droshky field (Gulf of Mexico) and U.K. business during the first nine months of 2019.
Other income decreased $38 million in the first nine months of 2020 primarily due to income recognized in 2019 arising from indemnification payments received from Marathon Petroleum Corporation (“MPC”). Pursuant to the Tax Sharing Agreement we entered into with MPC, in connection with the 2011 spin-off transaction, MPC agreed to indemnify us for certain liabilities. The indemnity relates to tax and interest allocable to MPC as a result of the closure of the 2010-2011 U.S. Federal Tax Audit in the first quarter of 2019.
Production expenses for the first nine months of 2020 decreased by $125 million compared to the same period in 2019. Production expense in our International segment decreased $69 million primarily as a result of the sale of our U.K. business, which closed during the third quarter of 2019. Production expense in our U.S. segment decreased $58 million primarily due to lower operational activity and continued cost management, specifically staffing and contract labor.
The first nine months of 2020 production expense rate (expense per boe) was lower for our United States segment due to the aforementioned reasons. Expense per boe for our International segment decreased due to the sale of the U.K. business, which closed during the third quarter of 2019. We expect our full year production expense rates for the United States and International segments to be $4.25 - $4.75 per boe and $2.05 - $2.35 per boe, respectively.
The following table provides production expense and production expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$375	$433	(13)%	$4.36	$4.94	(12)%
International	$43	$112	(62)%	$2.00	$4.33	(54)%
Shipping, handling and other operating expenses decreased $30 million in the first nine months of 2020 from the comparable 2019 period, primarily as a result of lower net sales volumes in the U.S during the first nine months of 2020 and lower NGL shipping and handling rates realized in Bakken in the second quarter of 2020. This was partially offset by higher marketing costs due to higher volumes purchased for resale during the third quarter of 2020.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other, which decreased $26 million in the first nine months of 2020. Decreases in unproved property impairments were primarily driven by our decision not to drill certain leases related to resource exploration in the first quarter of 2019.
The following table summarizes the components of exploration expenses:

	Nine Months Ended September 30,
(In millions)	2020	2019	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$62	$79	(22)%
Dry well costs	1	6	(83)%
Geological and geophysical	6	10	(40)%
Other	12	12	—%
Total exploration expenses	$81	$107	(24)%
Depreciation, depletion and amortization increased $14 million in the first nine months of 2020 from the comparable 2019 period, primarily due to additional wells coming online in 2020 related to our resource exploration development coupled with field-level reserve adjustments increasing the United States DD&A expense. This was partially offset by the sale of our U.K. business, which closed during the third quarter of 2019. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe) is impacted by field-level changes in reserves, capitalized costs and sales volume mix between fields. The DD&A rate for International decreased primarily as a result of dispositions. The following table provides DD&A expense and DD&A expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$1,716	$1,664	3%	$19.91	$18.95	5%
International	$62	$97	(36)%	$2.87	$3.77	(24)%
Impairments increased $74 million in the first nine months of 2020, primarily as a result of the impairment to goodwill for $95 million related to our International reporting unit in the first quarter of 2020. See Note 11 for discussion of the impairments in further detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $87 million in the first nine months of 2020 from the comparable 2019 period primarily due to lower price realizations and lower sales volumes in the U.S. segment.
General and administrative expenses decreased $46 million in the first nine months of 2020 from the comparable 2019 period, which reflects costs savings realized from workforce reductions.
Provision (benefit) for income taxes reflects an effective income tax rate of 1% in the first nine months of 2020, as compared to an effective income tax rate of (27)% for the comparable 2019 period. See Note 7 to the consolidated financial statements for a more detailed discussion concerning the components impacting the rate change.

Segment Income
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved property, goodwill and equity method investments, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Nine Months Ended September 30,
(In millions)	2020	2019	Increase (Decrease)
United States	$(520)	$527	(199)%
International	1	200	(100)%
Segment income (loss)	(519)	727	(171)%
Items not allocated to segments, net of income taxes	(594)	(227)	(162)%
Net income (loss)	$(1,113)	$500	(323)%
United States segment income (loss) for the first nine months of 2020, was a $520 million loss after-tax versus $527 million income after-tax for the same period in 2019, primarily as a result of lower crude price realizations and lower net sales volumes, which was partially offset by lower production taxes and production expenses.
International segment income for the first nine months of 2020, was $1 million after-tax versus $200 million after-tax for the same period in 2019, primarily due to lower price realizations and sales volumes partially offset by lower costs due to the sale of our U.K. business in third quarter of 2019.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2019, except as discussed below.
Impairment of Equity Method Investments
During the nine months ended September 30, 2020, we recorded an impairment of $170 million to an investment in an equity method investee, which was reflected in income (loss) from equity method investments in our consolidated statements of income. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred that is other than temporary, the carrying value of the equity method investment is written down to fair value.
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

The second input involves our estimate of future third-party gas to be processed by our investees. Our investees have capacity to process hydrocarbons from sources other than our Alba field. During 2019, we executed agreements for processing natural gas produced from the third party-owned Alen Unit through the existing Alba Plant LLC LPG processing plant and the EGHoldings LNG production facility beginning in 2021. Estimated natural gas volumes processed from the Alen Unit were based on forecasts received from the operator of the Alen Unit.

•Expected timing of production. Production forecasts are the outcome of engineering studies which estimate reserves, as well as expected capital programs. The actual timing of the production could be different than the projection. Cash flows realized later in the projection period are less valuable than those realized earlier due to the time value of money. The expected timing of production from the Alba Field that we use in our fair value estimates is consistent with that used in our planning and capital investment reviews. The expected timing of production from the Alen Unit is consistent with forecasts received from the operator of that field.
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
See Note 11 to the consolidated financial statements for further information regarding the impairment recognized during the second and third quarter of 2020.
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
Estimated Quantity of Net Reserves
Continued lower commodity prices could have a material effect on the quantity and present value of our proved reserves. When we apply actual SEC pricing as of year-end, a portion of our proved reserves could be deemed uneconomic and no longer classified as proved. This could impact both proved developed producing reserves as well as proved undeveloped reserves. Future reserve revisions could also result from changes to our Capital Budget and drilling plans among other things. However, any impact of lower SEC pricing will likely be partially offset by continued cost reduction efforts. Also, any volumes reclassified to unproved reserves could return to proved reserves as commodity prices improve. Any reduction in proved reserves, especially as a result of continued lower commodity prices, could result in an acceleration of future DD&A expense and impairments to long-lived assets.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.

Cash Flows
    Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, payment of dividends, and funding of share repurchases. While we generated cash flows from operations during the first nine months of 2020, the lower price environment reduced our cash flow generation compared to the prior year. Should lower prices continue, our ability to generate cash from operations could be negatively affected. The following table presents sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
(In millions)	2020	2019
Sources of cash and cash equivalents
Operating activities	$1,055	$2,049
Borrowings	400	—
Disposal of assets, net of cash transferred to the buyer	9	(84)
Other	7	53
Total sources of cash and cash equivalents	$1,471	$2,018
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(1,090)	$(1,934)
Additions to other assets	15	41
Purchases of common stock	(92)	(296)
Dividends paid	(40)	(122)
Other	(3)	(4)
Total uses of cash and cash equivalents	$(1,210)	$(2,315)
Cash flows generated from operating activities in the first nine months of 2020 were 49% lower compared to the same period in 2019, primarily as a result of lower commodity price realizations.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Nine Months Ended September 30,
(In millions)	2020	2019
United States	$874	$1,959
International	—	16
Corporate	10	15
Total capital expenditures	884	1,990
Change in capital expenditure accrual	206	(56)
Total use of cash and cash equivalents for property, plant and equipment	$1,090	$1,934
The decline in our capital expenditures for the U.S. segment in the first nine months of 2020 compared to the same period in 2019, was caused by lower drilling and completions activities across all four of our shale basins.
In the first quarter of 2020, we acquired approximately 9 million common shares at a cost of $85 million, which were held as treasury stock. See Note 18 to the consolidated financial statements for further information.
Liquidity and Capital Resources
Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions, and our revolving Credit Facility. At September 30, 2020, we had approximately $4.1 billion of liquidity consisting of $1.1 billion in cash and cash equivalents and $3.0 billion available under our revolving Credit Facility. On October 1, 2020, we completed a cash tender offer for an aggregate principal amount of $500 million of our $1 billion 2.8% 2022 Notes funded by cash on hand. See Item 1A. Risk Factors for a more detailed discussion of recent developments affecting the energy industry.

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
During the second quarter of this year, our Board of Directors temporarily suspended our quarterly dividend payment as we prioritize our liquidity and balance sheet. On October 1, 2020, our Board of Directors approved the reinstatement of and declared a base quarterly dividend of $0.03 per share payable December 10, 2020 to stockholders of record at the close of business on November 18, 2020.
Capital Resources
Credit Arrangements and Borrowings
At September 30, 2020, we had no borrowings against our Credit Facility. At September 30, 2020, we had $5.9 billion of total debt outstanding. On October 1, 2020, we completed a cash tender offer for an aggregate principal amount of $500 million of our $1 billion 2.8% 2022 Notes funded by cash on hand. After giving consideration to the cash tender, our next significant debt maturity is $500 million due in November 2022. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.
On August 18, 2020, we closed a $400 million remarketing to investors of sub-series B bonds which are part of the $1.0 billion St. John the Baptist, State of Louisiana revenue refunding bonds originally issued and purchased in December 2017. Information about these bonds are available on the website of the Municipal Securities Rulemaking Board via its Electronic Municipal Market Access system at www.msrb.org. Information on that website is not incorporated by reference into this filing.
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million to fund the estimated project costs, which was reduced effective August 2020 from $380 million to align with our revised estimate of the project costs. As of September 30, 2020, project costs incurred totaled approximately $117 million, including land acquisition and construction costs.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 35% and 31% at September 30, 2020 and at December 31, 2019, respectively.
Capital Requirements
Share Repurchase Program
In the first quarter of 2020, we acquired approximately 9 million common shares at a cost of $85 million under our share repurchase program. While the share repurchase program has $1.3 billion of remaining authorization, we elected to suspend additional share repurchases to preserve liquidity.

Contractual Cash Obligations
As of September 30, 2020, our contractual obligations as it relates to our short and long-term debt increased by $400 million ($200 million in 2024 and $200 million thereafter) due to the remarketing of the St. John the Baptist, State of Louisiana revenue refunding bonds. On October 1, 2020, we completed a cash tender for an aggregate principal amount of $500 million of our outstanding $1 billion 2.8% 2022 Notes. The tender was funded from cash on hand, resulting in a gross debt reduction of $100 million from the second quarter of 2020.
As of September 30, 2020, our contractual cash obligations as it relates to our transportation and processing commitments decreased approximately $79 million ($8 million in 2021, $11 million in 2022, $11 million in 2023, $11 million in 2024 and $38 million thereafter) related to the cancellation of a transportation service agreement in the Bakken resource play.
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
Other than the items set forth in Item 1. Legal Proceedings, there have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2019 Annual Report on Form 10-K. See Note 24 to the consolidated financial statements for a description of other contingencies.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our operational and financial strategies, including drilling plans and projects, planned wells, rig count, inventory, seismic, exploration plans, maintenance activities, drilling and completion improvements, cost reductions, and financial flexibility; our ability to successfully effect those strategies and the expected timing and results thereof; our 2020 Capital Budget and the planned allocation thereof; planned capital expenditures and the impact thereof; expectations regarding future economic and market conditions and their effects on us; our financial and operational outlook, and ability to fulfill that outlook; our financial position, balance sheet, liquidity and capital resources, and the benefits thereof; resource and asset potential; reserve estimates; growth expectations; and future production and sales expectations, and the drivers thereof, are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:
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

Commodity Price Risk
As of September 30, 2020, we had various open commodity derivatives. Based on the September 30, 2020 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil and per MMbtu for gas) would change the fair values of our $43 million net asset position to the following:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset - Crude Oil	$42	$68
Derivative asset (liability) - Natural Gas	(30)	2
Total	$12	$70

Interest Rate Risk
At September 30, 2020 our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.9 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.

At September 30, 2020, we had forward starting interest rate swap agreements with a total notional amount of $670 million designated as cash flow hedges and $500 million not designated as hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to (1) the 1-month LIBOR component of future lease payments on our future Houston office and (2) the benchmark LIBOR index for our debt due in 2025. We de-designated the cash flow hedges related to our debt due in 2022 during the third quarter of 2020. A hypothetical 10% change in interest rates would change the fair values of our $10 million net liability position of our cash flow hedge and our $2 million net liability position of our de-designated cash flow hedge to the following as of September 30, 2020:

(In millions)	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate liability - designated as cash flow hedges	$(5)	$(14)
Interest rate asset (liability)- not designated as cash flow hedges	3	(7)
Total	$(2)	$(21)
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2020.
During the first nine months of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no significant changes to Item 3. Legal Proceedings in our 2019 Annual Report on Form 10-K. See Note 24 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings and Item 3. Legal Proceedings in our 2019 Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended September 30, 2020 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
07/01/2020 - 07/31/2020	27,584	$5.89	—	$1,320,335,751
08/01/2020 - 08/31/2020	—	$—	—	$1,320,335,751
09/01/2020 - 09/30/2020	—	$—	—	$1,320,335,751
Total	27,584	$5.89	—
(a) 27,584 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, by $1.2 billion in December 2013, and by $950 million in July 2019.
As of September 30, 2020, we have repurchased 191 million common shares at a cost of approximately $5.9 billion, excluding transaction fees and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. In connection with the economic downturn, during the second quarter of 2020, the Company temporarily suspended the share repurchase program. Shares repurchased as of September 30, 2020 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2020		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
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