Form 10-K
period 2020-12-31
MARATHON OIL CORP
filed 2021-02-23
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission file number	1-1513
Marathon Oil Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No   ☑
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2020: $4,814 million. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 789,075,988 shares of Marathon Oil Corporation Common Stock outstanding as of February 12, 2021.
Documents Incorporated By Reference:
Portions of the registrant’s proxy statement relating to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

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
ESG – Environmental, safety and governance.
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
NYMEX – New York Mercantile Exchange.
OPEC – Organization of Petroleum Exporting Countries.
Operational availability – A term used to measure the ability of an asset to produce to its maximum capacity over a specified period of time, after consideration of planned maintenance.
Productive well – A well that is not a dry well. Productive wells include producing wells and wells that are mechanically capable of production.
Proved developed reserves – Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or for which the cost of the required equipment is relatively minor compared to the cost of a new well.
Proved reserves – Proved crude oil and condensate, NGLs and natural gas reserves are those quantities of crude oil and condensate, NGLs and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations-prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
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

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements, other than statements of historical fact, that give current expectations or forecasts of future events, including without limitation: our operational, financial and growth strategies, including drilling plans and projects, planned wells, rig count, inventory, seismic, exploration plans, maintenance activities, drilling and completion improvements, cost reductions, and financial flexibility; our ability to successfully effect those strategies and the expected timing and results thereof; our 2021 Capital Budget and the planned allocation thereof; planned capital expenditures and the impact thereof; expectations regarding future economic and market conditions and their effects on us; our financial and operational outlook, and ability to fulfill that outlook; our financial position, balance sheet, liquidity and capital resources, and the benefits thereof; resource and asset potential; reserve estimates; growth expectations; and future production and sales expectations, and the drivers thereof. In addition, many forward-looking statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “estimates,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. While we believe that our assumptions concerning future events are reasonable, these expectations may not prove to be correct. A number of factors could cause results to differ materially from those indicated by such forward-looking statements including, but not limited to:
•conditions in the oil and gas industry, including supply and demand levels for crude oil and condensate, NGLs and natural gas and the resulting impact on price;
•changes in expected reserve or production levels;
•changes in political or economic conditions in the U.S. and E.G., including changes in foreign currency exchange rates, interest rates, inflation rates, and global and domestic market conditions;
•actions taken by the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia affecting the production and pricing of crude oil and other global and domestic political, economic or diplomatic developments;
•capital available for exploration and development;
•risks related to our hedging activities;
•voluntary or involuntary curtailments, delays or cancellations of certain drilling activities;
•well production timing;
•liability resulting from litigation;
•drilling and operating risks;
•lack of, or disruption in, access to storage capacity, pipelines or other transportation methods;
•availability of drilling rigs, materials and labor, including the costs associated therewith;
•difficulty in obtaining necessary approvals and permits;
•non-performance by third parties of their contractual obligations;
•unforeseen hazards such as weather conditions, a health pandemic (including COVID-19), acts of war or terrorist acts and the governmental or military response thereto;
•cyber-attacks;
•changes in safety, health, environmental, tax and other regulations, or requirements or initiatives including those addressing the impact of global climate change, air emissions or water management;
•other geological, operating and economic considerations; and
•other factors discussed in Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and elsewhere in this report.
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

PART I
Items 1. and 2. Business and Properties
General and Business Strategy
General
Marathon Oil Corporation (NYSE: MRO) is an independent exploration and production company incorporated in 2001, focused on U.S. resource plays: the Eagle Ford in Texas, the Bakken in North Dakota, STACK and SCOOP in Oklahoma and Northern Delaware in New Mexico. Our U.S. assets are complimented by our international operations in E.G. Our corporate headquarters is located at 5555 San Felipe Street, Houston, Texas 77056-2723 and our telephone number is (713) 629-6600. Each of our two reportable operating segments are organized by geographic location and managed according to the nature of the products and services offered. The two segments are:
•United States – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States;
•International – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States as well as produces and markets products manufactured from natural gas, such as LNG and methanol, in E.G.
Business Strategy
Our overall business strategy is to deliver competitive and improving corporate level returns and sustainable free cash flow through a disciplined reinvestment rate capital allocation framework. Our framework prioritizes free cash flow generation across a broad range of commodity prices by limiting our capital expenditures relative to our expected cash flow from operations. Our strategy includes making a significant portion of our cash flow from operations available for investor-friendly purposes, prioritizing return of capital to shareholders and balance sheet enhancement. We are committed to creating long-term value for shareholders. Protecting our balance sheet, keeping our workforce safe, minimizing our environmental impact, and strong corporate governance are foundational to the execution of our strategy.
In February 2021, we announced a 2021 Capital Budget of $1.0 billion, which is effectively a maintenance Capital Budget. We expect this maintenance-level Capital Budget will allow us to keep total company oil production in 2021 consistent with our fourth quarter 2020 exit rate. Our 2021 Capital Budget is consistent with our capital allocation framework that prioritizes corporate returns and free cash flow generation over production growth.
The risks associated with COVID-19 impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, the vast majority of our corporate workforce works remotely for at least a portion of the time. We have begun a process for a phased return of employees to the office. Working remotely has not significantly impacted our ability to maintain operations, has allowed our field offices to operate without any disruption, and has not caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.
We have taken action in response to the macro challenges and the uncertainty associated with the timeline for recovery. Our response has included reducing our 2020 and 2021 capital expenditure programs, lowering our cost structure and protecting our balance sheet, liquidity and cash generation. We believe our financial strength, quality portfolio and ongoing focus on reducing our cost structure better position us to navigate a variety of commodity price environments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of our operating results, cash flows and liquidity.
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
United States – U.S. Resource Plays
Eagle Ford – We have been operating in the South Texas Eagle Ford play since 2011, where our acreage is located in the high-return Karnes, Atascosa, Gonzales and Lavaca Counties. Our focus is capital efficient development with a goal of maximizing returns and free cash flow generation. We operate 32 central gathering and treating facilities across the play that support more than 1,600 producing wells. We also own and operate the Sugarloaf gathering system, a 42-mile natural gas pipeline through the heart of our acreage in Karnes and Atascosa Counties.
Bakken – We have been operating in the Williston Basin since 2006. The majority of our core acreage is within McKenzie, Mountrail and Dunn Counties in North Dakota targeting the Middle Bakken and Three Forks reservoirs. We continue focusing our investment in our high-return Myrmidon and Hector areas, while also delineating and extending our core acreage across the rest of our position.
Oklahoma – With a history in Oklahoma that dates back more than 100 years, our primary focus has been development in the STACK Meramec and SCOOP Woodford, while progressing delineation of other plays across our footprint. We primarily hold net acreage with rights to the Woodford, Springer, Meramec, Osage and other prospect intervals, with a majority of this in the SCOOP and STACK.
Northern Delaware – We have been operating in the Northern Delaware basin, which is located within the greater Permian area, since closing on two major acquisitions in 2017. Our focus has been to strategically advance our position, progress early delineation and development of our acreage, improve our cost structure and secure midstream solutions. We have the majority of our acreage in Eddy and Lea counties primarily in the Wolfcamp and Bone Spring New Mexico plays.
United States – Resource Exploration
In the second quarter of 2020, Marathon Oil completed its 2020 REx drilling program. We continued delineation of our contiguous 58,000 net acreage position in the Texas Delaware Oil Play and successfully brought online four Woodford wells and two Meramec wells since entering the play. These wells demonstrated strong productivity, low decline and low water/oil ratios relative to the industry Delaware Basin Wolfcamp and Bone Spring wells and advanced our geologic understanding of the play.
We evaluated the geologic potential of our 186,000 net acre position in the Louisiana Austin Chalk and determined that approximately 78,000 acres remain in the prospective core of the formation. We will continue our assessment of the prospective acreage. We also recognized an impairment of an abandoned well and the unproved acreage that we determined was non-core. See Item 8. Financial Statements and Supplementary Data – Note 12 to the consolidated financial statements for further detail about the impairments.
International Segment
We are engaged in oil and gas development and production activities in E.G. We include the results of our investments in the LPG processing plant, gas liquefaction operations and methanol production operations in E.G. in our International segment.
International
Equatorial Guinea – We own a 63% operated working interest under a production sharing contract in the Alba field and an 80% operated working interest in Block D, both of which are offshore E.G. Operational availability from our company-operated facilities averaged approximately 99% in 2020.
Equatorial Guinea – Gas Processing – We own a 52% interest in Alba Plant LLC, accounted for as an equity method investment, which operates an onshore LPG processing plant located on Bioko Island. Alba field natural gas is processed by the LPG plant under a fixed-price long-term contract. The LPG plant extracts secondary condensate and LPG from the natural gas stream and uses some of the remaining dry natural gas in its operations.

We also own 60% of EGHoldings and 45% of AMPCO, both accounted for as equity method investments. EGHoldings operates a 3.7 mmta LNG production facility and AMPCO operates a methanol plant, both located on Bioko Island. These facilities allow us to further monetize natural gas production from the Alba field. The LNG production facility sells LNG under a 3.4 mmta sales and purchase agreement. Under the current agreement, which runs through 2023, the purchaser takes delivery of the LNG on Bioko Island, with pricing linked principally to the Henry Hub index. Gross sales of LNG from this production facility totaled approximately 3 mmta in 2020. AMPCO had gross sales totaling approximately 827 mt in 2020. Methanol production is sold to customers in Europe and the U.S.
During 2019, we executed agreements for third-party gas through existing E.G. infrastructure, the initial step in creating an E.G. gas hub. Natural gas from the Alen field will be processed through the existing Alba Plant LLC LPG processing plant and the EGHoldings LNG production facility. Alen’s first gas production was achieved in February 2021. Our equity method investees will process the Alen gas under a combination of a tolling and profit-sharing arrangement, the benefits of which will be included in our respective share of income from equity method investees.
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
The following tables set forth estimated quantities of our total proved crude oil and condensate, NGLs and natural gas reserves based upon SEC pricing for period ended December 31, 2020.

	Crude Oil and Condensate (mmbbl)	Natural Gas Liquids (mmbbl)	Natural Gas (bcf)	Total (mmboe)	Total (%)
Proved Developed Reserves
U.S.	301	110	827	549	56%
E.G.	23	14	526	125	13%
Total proved developed reserves (mmboe)	324	124	1,353	674	69%
Proved Undeveloped Reserves
U.S.	182	45	347	286	30%
E.G.	3	2	48	12	1%
Total proved undeveloped reserves (mmboe)	185	47	395	298	31%
Total Proved Reserves
U.S.	483	155	1,174	835	86%
E.G.	26	16	574	137	14%
Total proved reserves (mmboe)	509	171	1,748	972	100%
Total proved reserves (%)	52%	18%	30%	100%

Productive and Drilling Wells
For our United States and International segments, the following table sets forth gross and net productive wells, service wells and drilling wells as of December 31 for the years presented.

	Productive Wells
	Oil		Natural Gas		Service Wells		Drilling Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2020
U.S.	5,225	2,302	1,592	648	198	21	16	6
E.G.	—	—	19	12	—	—	—	—
Total	5,225	2,302	1,611	660	198	21	16	6
2019
U.S.	4,984	2,195	1,550	615	204	20
E.G.	—	—	19	12	—	—
Total (a)	4,984	2,195	1,569	627	204	20
2018
U.S.	4,630	2,056	1,703	655	209	21
E.G.	—	—	19	12	—	—
Other International	62	22	11	4	24	8
Total	4,692	2,078	1,733	671	233	29
(a)Other International was removed from 2019 due to the sale of our U.K. business and our 15% non-operated interest in the Atrush block in Kurdistan. See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for further information.

Drilling Activity
Our drilling activity was lower during the year ended December 31, 2020 as compared to 2019 and 2018 driven by the macro environment and the reduction in our Capital Budget. The table below sets forth the number of net productive and dry development and exploratory wells completed as of December 31 for the years represented, all of which reside in our United States segment, unless noted in the table below.

	December 31,
	2020	2019	2018
Development
Oil	103	197	171
Natural Gas	15	28	25
Dry	—	—	—
Total Development	118	225	196

Exploratory
Oil	30	57	66
Natural Gas	14	26	36
Dry(a)	—	2	3
Total Exploratory	44	85	105

Total	162	310	301
(a)2018 includes one dry well in our E.G. segment associated with the Rodo well in Alba Block Sub Area B, offshore E.G.

Acreage
We believe we have satisfactory title to our United States and International properties in accordance with standards generally accepted in the industry; nevertheless, we can be involved in title disputes from time to time that may result in litigation. In the case of undeveloped properties, an investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. Our title to properties may be subject to burdens such as royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the industry. In addition, our interests may be subject to obligations or duties under applicable laws or burdens such as net profits interests, liens related to operating agreements, development obligations or capital commitments under international production sharing contracts or exploration licenses.
The following table sets forth, by geographic area, the gross and net developed and undeveloped acreage held as of December 31, 2020.

	Developed		Undeveloped		Developed and Undeveloped
(In thousands)	Gross	Net	Gross	Net	Gross	Net
U.S.	1,380	993	306	247	1,686	1,240
E.G.	82	67	—	—	82	67
Total	1,462	1,060	306	247	1,768	1,307
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

	Net Undeveloped Acres Expiring
	Year Ended December 31,
(In thousands)	2021	2022	2023
U.S.	94	48	94
E.G.	—	—	—
Total	94	48	94

Net Sales Volumes
At December 31, 2020, 2019 and 2018, the Eagle Ford, Bakken and Oklahoma fields in the United States contained 15% or more of our total proved reserves. Production for these fields along with our production from fields containing less than 15% of our total proved reserves are presented in the table below.

	December 31,
	2020	2019	2018
Net Sales Volumes
Crude oil and condensate (mbbld) (a)
United States
Eagle Ford	61	63	63
Bakken	79	86	71
Oklahoma	17	21	18
Northern Delaware	15	16	12
Other U.S.	5	4	7
Africa
E.G.	13	15	17
Libya	—	—	7
Other International (b)	—	5	15
Total	190	210	210
Natural gas liquids (mbbld)
United States
Eagle Ford	18	22	23
Bakken	14	9	7
Oklahoma	20	22	20
Northern Delaware	5	6	4
Other U.S.	2	1	1
Africa
E.G.	9	9	11
Total	68	69	66
Natural gas (mmcfd) (c)
United States
Eagle Ford	121	130	129
Bakken	70	46	35
Oklahoma	177	210	213
Northern Delaware	41	36	26
Other U.S.	14	16	26
Africa
E.G.	330	365	416
Libya	—	—	5
Other International (b)	—	6	14
Total	753	809	864
Total sales volumes (mboed)
United States
Eagle Ford	99	106	108
Bakken	105	103	84
Oklahoma	66	78	74
Northern Delaware	27	28	20
Other U.S.	9	8	12
Africa
E.G.	77	85	97
Libya	—	—	8
Other International (b)	—	6	17
Total	383	414	420
(a)The amounts correspond with the basis for fiscal settlements with governments, representing equity tanker liftings and direct deliveries of liquid hydrocarbons.
(b)Other International sales include sales volumes for the U.K. and the Atrush block in Kurdistan, which were both sold in 2019 and sales volumes for the non-operated Sarsang block in Kurdistan which was sold in 2018. See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for further information.
(c)Includes natural gas acquired for injection and subsequent resale.

Average Sales Price and Production Costs per Unit are presented by geographic area.

	December 31,
(Dollars per unit)	2020	2019	2018
Average Sales Price per Unit (a)
Crude oil and condensate (bbl)
United States	$35.93	$55.80	$63.11
Africa
E.G.	28.36	48.99	55.28
Libya	—	—	73.75
Total Africa	28.36	48.99	60.65
Other International (b)	—	64.71	70.39
Total	$35.39	$55.54	$63.32

Natural gas liquids (bbl)
United States	$11.28	$14.22	$24.54
Africa
E.G. (c)	1.00	1.00	1.00
Total Africa	1.00	1.00	1.00
Other International (b)	—	37.88	41.66
Total	$9.97	$12.46	$20.85

Natural gas (mcf)
United States	$1.77	$2.18	$2.65
Africa
E.G. (c)	0.24	0.24	0.24
Libya	—	—	4.57
Total Africa	0.24	0.24	0.30
Other International (b)	—	5.67	8.03
Total	$1.10	$1.33	$1.58

Average Production Costs per Unit (d)
U.S.	$8.40	$9.08	$9.83
E.G.	2.16	2.34	1.91
Libya	—	—	4.35
Other International (b)	—	30.42	30.02
Total	$7.15	$8.03	$8.68
(a)Excludes gains or losses on commodity derivative instruments.
(b)Other International sales include sales volumes for the U.K. and the Atrush block in Kurdistan, which were both sold in 2019 and sales volumes for the non-operated Sarsang block in Kurdistan which was sold in 2018. See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for further information.
(c)Primarily represents fixed prices under long-term contracts with Alba Plant LLC, AMPCO and/or EGHoldings, which are equity method investees. We include our share of income from each of these equity method investees in our International segment.
(d)Taxes other than income (such as production, severance and property taxes) are excluded; however, shipping and handling as well as other operating expenses are included in the production costs used in this calculation. See Item 8. Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Results of Operations for Oil and Gas Production Activities for more information regarding production costs.

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
Major Customers
We are exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. In 2020, sales to Marathon Petroleum Corporation and Koch Resources LLC and each of their respective affiliates, accounted for approximately 13% and 12% of our total revenues. In 2019, sales to Marathon Petroleum Corporation, Koch Resources LLC, Valero Marketing and Supply and Shell Trading and each of their respective affiliates, accounted for approximately 13%, 13%, 11% and 10% of our total revenues. In 2018, sales to Valero Marketing and Supply and Koch Resources LLC and their respective affiliates, each accounted for approximately 11% of our total revenues.
Gross Delivery Commitments
We have committed to deliver gross quantities of crude oil and condensate, NGLs and natural gas to customers under a variety of contracts. As of December 31, 2020, the contracts for fixed and determinable quantities were at variable, market-based pricing and related primarily to the following commitments:

	2021	2022	2023	Thereafter	Commitment Period Through
Eagle Ford
Crude and condensate (mbbld)	33	—	—	—	2021
Natural gas (mmcfd)	148	128	92	12	2025
Bakken
Crude and condensate (mbbld)	21	12	10	5 - 10	2027
Natural gas (mmcfd)	14	—	—	—	2021
Other United States
Natural gas (mmcfd)	4	1	—	—	2022
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
Competition
Competition exists in all sectors of the oil and gas industry and we compete with major integrated and independent oil and gas companies, national oil companies, and to a lesser extent, companies that supply alternative sources of energy. We compete, in particular, in the exploration for and development of new reserves, acquisition of oil and natural gas leases and other properties, the marketing and delivery of our production into worldwide commodity markets and for the labor and equipment required for exploration and development of those properties. Principal methods of competing include geological, geophysical and engineering research and technology, experience and expertise, economic analysis in connection with portfolio management and safely operating oil and gas producing properties. See Item 1A. Risk Factors for discussion of specific areas in which we compete and related risks.
Government Regulations
Our businesses are subject to numerous laws and regulations, including those related to oil and gas exploration and production and to the protection of health, environment and safety. New laws have been enacted or are otherwise being considered and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new laws and regulations can only be broadly appraised until their implementation becomes more defined. However, the new federal administration has indicated its intent to increase regulatory oversight of oil and gas activity specifically, and to put climate change at the forefront of its policy initiatives. We expect these policies to be wide-ranging and include executive branch action to address climate change and accelerate development of renewable resources.
The new administration has already issued a number of executive and temporary orders that address broad ranging issues including climate change, oil and gas activities on federal lands, infrastructure, and environmental justice. At this time, applicability of the actions taken by the new administration appear to largely exclude tribal lands and we do not believe that the new executive and temporary orders currently in effect will have a material adverse impact on our business. Amendments or extensions along with implementation of the announced policy positions and initiatives that flow from these orders may have a material adverse impact on our business.
We also expect continued introduction of legislation on issues that may impact our business including climate change, COVID-19 relief, tax matters and access to capital.
While there are not currently regulations proposed or pending that we believe will result in material capital, operating, tax or other costs to the business at this time, such regulations could be proposed and/or passed into law in 2021 or beyond. Other regulations currently in place could be withdrawn and replaced with more stringent requirements in 2021 or beyond.
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
Environmental Remediation and Waste Management
Our business is subject to laws relating to remediation of environmental pollution and the storage, handling and disposal of waste. These laws and their implementing regulations and other similar state and local laws and rules can impose certain operational controls for minimization of pollution or recordkeeping, monitoring and reporting requirements or other operational or siting constraints on our business, result in costs to remediate releases of regulated substances, including crude oil and produced water, into the environment, or require costs to remediate sites to which we sent regulated substances for disposal. In some cases, these laws can impose strict liability for the entire cost of clean-up on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others (such as prior owners or operators of our assets) or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. We have incurred and will continue to incur capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations.
Waste regulations include those for management, storage, transportation and disposal. Additional or expanded regulations relating to oilfield waste may be adopted that potentially impact the costs of compliance, handling, management and availability of disposal options.
Air and Climate Change
Concerns about emissions of carbon dioxide, methane, and other greenhouse gases and their role in climate change may affect us and other similarly situated companies operating in the oil and gas industry. Further, recent actions by the federal government have signaled an intent to take significant action to address climate change. In addition, legislative proposals to address some of these issues have already begun and we expect additional proposals under the current federal administration that may become law. Until such proposals or actions are in final form, we cannot fully evaluate potential impacts, but as part of our commitment to environmental stewardship and as required by law, we estimate and publicly report greenhouse gas emissions from our operations. We are also working to continuously improve the accuracy and completeness of these estimates. Moreover, we are making a concentrated effort to improve operational and energy efficiencies through resource and energy conservation. Finally, we have also undertaken initiatives to reduce our flaring and GHG emissions intensity and have added a GHG emissions intensity target to our short-term incentive annual cash bonus scorecard to better reflect these initiatives.
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

The EPA finalized a more stringent NAAQS for ozone in October 2015. States that contain any areas designated as non-attainment, and any tribes that choose to do so, will be required to complete development of implementation plans in the 2021-2022 time frame. The EPA may in the future designate additional areas as non-attainment, including areas in which we operate. In August 2020, EPA completed its review of the ozone NAAQS and proposed to retain the 2015 standard without revision. The final rule has not yet been published. The implementation of the 2015 standard, or the promulgation of a future more stringent standard, may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. Although there may be an adverse financial impact (including compliance costs, potential permitting delays and increased regulatory requirements) associated with this revised regulation, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding any additional measures and how they will be implemented.
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
The new federal administration has included as part of its platform actions that could amount to a de facto ban on hydraulic fracturing on federal lands (and there is some question as to whether this could extend to tribal lands). Further, state and local-level initiatives may be proposed in regions with substantial shale resources to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. Although there may be an adverse financial impact (including compliance costs, potential permitting delays and increased regulatory requirements) associated with these initiatives, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding any additional measures and how they will be implemented.
Water
In 2014, the EPA and the U.S. Army Corps of Engineers published proposed regulations which expand the surface waters that are regulated under the federal CWA and its various programs. While these regulations were finalized largely as proposed in 2015, the rule was stayed by the courts pending a substantive decision on the merits. In October 2019, EPA and the Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal CWA jurisdiction. In January 2020, EPA and the Army Corps of Engineers promulgated a new WOTUS definition that continues to provide a narrower scope of federal CWA jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal CWA jurisdiction. That rule was published in April 2020 and became effective in June 2020 except for in the state of Colorado, where the rule is stayed pending a challenge by the State of Colorado. Judicial challenges to EPA’s 2019 and 2020 rules are currently before multiple federal district courts. If the October 2019 final rule is vacated and the 2015 rule is ultimately implemented, or if the current administration promulgates a new rule similar in scope to the 2015 rule, the expansion of CWA jurisdiction will result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.
Other Oil and Gas Regulations
In November 2016, the BLM issued a final rule to further restrict venting and/or flaring of gas from facilities subject to BLM jurisdiction, and to modify certain royalty requirements. Following judicial challenge, the court invalidated the rule. If this ruling is overturned on appeal, or the new administration re-issues a similar or more stringent rule, the requirements could result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.
For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation matters, see Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies
For additional information, see Item 1A. Risk Factors.
Trademarks, Patents and Licenses
We currently hold U.S. and foreign patents. Although in the aggregate our trademarks and patents are important to us, we do not regard any single trademark, patent, or group of related trademarks or patents as critical or essential to our business as a whole.

Human Capital Management
Oversight and Management
We believe talent is one of the critical capabilities foundational to delivering on our corporate strategy. Intentional human capital management strategies enable us to attract, develop, retain and reward our dedicated employees. Marathon believes in creating a safe, clean and ethical environment where employees feel empowered to make a difference to achieve business objectives and strategies. Our Vice President of Human Resources has leadership accountability for our workforce management policies and programs and reports directly to our CEO. Our Board provides oversight to our human capital management strategies as an integral part of our overall Enterprise Risk Management process. Due to the importance of our workforce capabilities, the Board receives updates on our human capital management on a regular cadence, including the review of compensation, benefits, succession, HES and corporate social responsibility. Please visit marathonoil.com/sustainability for information on all dimensions of our corporate social responsibility.
Our People
We believe in promoting an inclusive corporate culture to ensure the strength and resilience of our business. Respectful relationships are core to our culture. Our Code of Business Conduct, which applies to our directors, officers and employees, prohibits workplace harassment, violence and discrimination against anyone based on race, age, national origin, sexual orientation, gender identity and other factors. This code applies to all aspects of employment at Marathon Oil – recruitment, training, development, compensation, performance management and benefits. We select, develop and promote employees based on the individual’s ability and job performance.
Our Talent Landscape
As of December 31, 2020, we had 1,672 active, full-time employees worldwide. Approximately 73% of our full-time workforce was based in the United States with 27% in Equatorial Guinea. Through recruiting, training, workforce integration, education and vocational programs, we strive to have a workforce reflective of the areas in which we operate. In 2020 and as a result of prioritized nationalization efforts, 90% of our Marathon EG Production Limited (MEGPL), workforce was Equatoguinean. For information on our Executive Officers, see Information About Our Executive Officers

For the U.S. workforce, our average tenure for full-time employees was 8 years, with 28% of our full-time population having 10 or more years of experience. As of December 31, 2020, women and minorities accounted for 34% and 30% of our U.S. full-time workforce, respectively. We encourage diversity and inclusion and cultivate our collaborative team environment by making training courses on diversity and inclusive leadership available to all employees. We support Employee Resource Groups (ERGs) to promote diverse perspectives, encourage networking and allow continuous development activities. In 2020, we launched an additional ERG to continue our efforts towards promoting a diverse and inclusive culture. Additionally, we are implementing a new workforce flexibility program in 2021 to capitalize on our learnings working from home in 2020 while preserving our collaborative and One Team culture. The new flexibility program will provide broader options for our employees to better manage their career, work-life balance and overall well-being.

Recognizing the cyclical nature of our business and the dynamic talent demands, we conduct a proactive risk analysis as part of our Enterprise Risk Management process, including a multi-year view of any potential talent risks to ensure we are prepared to respond to the macro- environment while setting ourselves up for long-term success. We fully leverage our common asset team organizational structure to drive knowledge sharing, collaboration and talent deployment across these teams resulting in efficiency gains and enhanced execution. Our partners and contractors are an essential element to our business and we follow a well-defined, rigorous evaluation process to ensure the partners we select uphold our expectations and core values. We utilize a managed service provider to oversee efficient administration, equitable treatment and compliance auditing of our contingent labor workforce.
Health, Environment and Safety
We believe safety is a core value and engrained in all aspects of our business. We uphold our safety and health culture by attracting, developing and retaining individuals and partners who share our commitment to operational excellence. Marathon Oil’s leadership establishes clear expectations to all personnel to comply with internal and external safety and health requirements. Furthermore, our Health, Environment and Safety (HES) values are embedded within our culture and the support we provide to our employees. We provide and require job specific HES training for our employees and full-time contractors as part of our Responsible Operations Management Systems or ROMS, which is a comprehensive operations integrity management system. This training includes stop the job authority extended to all employees and contractors in the event of a potential safety risk or environmental impact.

We leverage our collective talent and seek diverse employee perspectives to address complex issues and events through the use of multi-functional teams and committees such as our internal Centralized Emergency Response Team (CERT) and Emissions Management Committee (EMC). Specifically, our comprehensive response to COVID-19 leaned heavily on our CERT team and our business continuity plans to protect both our workforce and sustain the essential services that our company provides. The EMC prioritizes GHG and methane emissions reduction opportunities across our enterprise and ensures appropriate funding is in place as part of our overall capital allocation process. Our commitment to addressing the dual challenge of meeting the world’s growing energy demands while also taking action on climate change is evidenced by GHG intensity featuring prominently as a metric linked directly to compensation outcomes.

Our values to collaborate, take ownership, be bold and deliver results enable us to excel, but that’s only possible if our workforce is safe. We actively look out for each other, maintain a safe work environment, continuously improve our procedures and train our workforce. Marathon Oil utilizes ROMS to manage risk and ensure a safe, healthy and secure workplace where all those involved can work free of injury and illness. Our Total Recordable Injury Rate (TRIR) is one of the metrics we use to measure our success in providing a safe working environment and is linked directly to compensation outcomes. Marathon strives to only partner with contractors who share our same commitment to safety and environmental impact. We carefully evaluate contractors through a rigorous supply chain process to verify they possess all necessary safety and health programs to execute work in a manner that meets our expectations.
Benefits
We attract and retain talent by offering benefit programs that are competitive and comprehensive. These programs create flexibility that allows employees to receive the benefits that we believe allow employees to develop a career and overall well-being for themselves and their families. In 2021, we increased our family leave to create additional optionality for a greater portion of our employees to better manage their career and overall well-being. Our goal is to support employees with benefit programs that are consistent with our company's vision and strategies. We align the value of the benefit programs to the local markets where we compete for talent, along with the oil and gas industry. We believe effective communication around our benefit programs helps ensure we understand employees' perceptions and values around our benefits and to confirm our employees understand the breadth and value of the benefits provided.
Compensation
Our success is based on financial performance and operational results, and we believe that our compensation program is an important driver of that success. The primary objectives of our programs are to pay for performance, encourage long-term stockholder value and pay competitively. To accomplish this our compensation program is designed to reward employees for their performance and motivate them to continue to perform at a high level through both absolute feedback and relative performance assessment. The annual cash bonus is our short-term incentive for eligible employees which reinforces both corporate and individual annual performance and prioritizes both financial and operational metrics. Eligible employees may also receive long-term incentives in the form of restricted stock awards that vest over multiple years to support retention and aligns employee interests with those of our stockholders, by driving value at the enterprise level. To pay competitively, we provide market-competitive pay levels to attract and retain the best talent. We regularly benchmark each component of our pay program, including our benefit programs against our peers and a broader subset of the oil and gas industry, to ensure we remain competitive. See the “Compensation Discussion and Analysis” section of our Annual Proxy for information on our Executive Officers.
Talent Development
We take a multi-pronged approach to organizational learning which is driven through our centralized on-demand development hub and informed by our enterprise-wide talent assessment process. Our organizational learning approach blends online, on-the-job and classroom training with 360 assessments and leadership coaching to ensure all employees receive the feedback, tools and time they need to reach their fullest potential. Continuous leadership development is offered to all leaders throughout the year and content is intentionally focused on learning objectives.

We review talent across the enterprise, measuring both technical and leadership capabilities. Our talent planning processes are aligned and consistent across the organization to ensure top talent occupies our most critical roles. Our succession process is designed to ensure we have identified the experiences and exposures needed to set employees up for success in future senior leadership roles.

Information About our Executive Officers
The executive officers of Marathon Oil and their ages as of February 1, 2021, are as follows:

Lee M. Tillman	59	Chairman, President and Chief Executive Officer
Dane E. Whitehead	59	Executive Vice President—Chief Financial Officer
Patrick J. Wagner	56	Executive Vice President—Corporate Development and Strategy
Mike Henderson	51	Senior Vice President—Operations
Kimberly O. Warnica	47	Senior Vice President—General Counsel
Gary E. Wilson	59	Vice President, Controller and Chief Accounting Officer
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
Mr. Henderson was appointed senior vice president, operations in May 2020, after having served as vice president of Regional Plays North since October 2017. Prior to that he held successive regional vice president roles since 2013 and managed operations in Oklahoma, North Dakota and Wyoming. Prior to his work in the resource plays, Mr. Henderson was development manager for international production operations in Equatorial Guinea and has been involved in a number of Marathon Oil’s major projects in Equatorial Guinea, Norway and the Gulf of Mexico over the course of his career. Before joining Marathon Oil in 2004, he was employed by ExxonMobil, where he served in a number of operations and project management roles of increasing responsibility.
Ms. Warnica was appointed senior vice president, general counsel in January 2021. Prior to joining Marathon Oil she was executive vice president, general counsel, chief compliance officer and corporate secretary at Alta Mesa Resources, Inc. (an exploration and production and midstream company), since 2018. Prior to Alta Mesa, Ms. Warnica served in several positions in the Marathon Oil legal department from 2016 to 2018, including assistant general counsel and assistant secretary. Prior to Marathon Oil, Ms. Warnica served as assistant general counsel and assistant secretary at Freeport-McMoRan Oil & Gas (formerly Plains Exploration and Production Company, an oil and gas production company). She started her career at Andrews Kurth LLP.
Mr. Wilson was appointed vice president, controller and chief accounting officer in October 2014. Prior to joining Marathon Oil, he served in various finance and accounting positions of increasing responsibility at Noble Energy, Inc. (a global exploration and production company) since 2001, including as director of corporate accounting from February 2014 through September 2014, director of global operations services finance from October 2012 through February 2014, director of controls and reporting from April 2011 through September 2012, and international finance manager from September 2009 through March 2011.

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
Additionally, we make available free of charge on our website:
•our Code of Business Conduct and Code of Ethics for Senior Financial Officers;
•our Corporate Governance Principles; and
•the charters of our Audit and Finance Committee, Compensation Committee, Corporate Governance and Nominating Committee and Health, Environmental, Safety and Corporate Responsibility Committee.

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

Risks Associated with our Industry
A substantial decline in crude oil and condensate, NGLs and natural gas prices would reduce our operating results and cash flows and could adversely impact our future rate of growth and the carrying value of our assets.
The markets for crude oil and condensate, NGLs and natural gas have been volatile and are likely to continue to be volatile in the future, causing prices to fluctuate widely. Our revenues, operating results and future rate of growth are highly dependent on the prices we receive for our crude oil and condensate, NGLs and natural gas. Many of the factors influencing prices of crude oil and condensate, NGLs and natural gas are beyond our control. These factors include:
•worldwide and domestic supplies of and demand for crude oil and condensate, NGLs and natural gas;
•the cost of exploring for, developing and producing crude oil and condensate, NGLs and natural gas;
•the ability of the members of OPEC and certain non-OPEC members, such as Russia, to agree to and maintain production controls and agreed cuts;
•the production levels of non-OPEC countries, including production levels in the shale plays in the United States;
•the level of drilling, completion and production activities by other exploration and production companies, and variability therein, in response to market conditions;
•political instability or armed conflict in oil and natural gas producing regions;
•changes in weather patterns and climate;
•natural disasters such as hurricanes and tornadoes;
•the price and availability of alternative and competing forms of energy, such as nuclear, hydroelectric, wind or solar;
•the effect of conservation efforts;
•epidemics or pandemics, including the recent novel coronavirus global pandemic, known as COVID-19;
•technological advances affecting energy consumption and energy supply;
•domestic and foreign governmental regulations and taxes, including further legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels; and
•general economic conditions worldwide.
The long-term effects of these and other factors on the prices of crude oil and condensate, NGLs and natural gas are uncertain. Historical declines in commodity prices have adversely affected our business by:
•reducing the amount of crude oil and condensate, NGLs and natural gas that we can produce economically;
•reducing our revenues, operating income and cash flows;
•causing us to reduce our capital expenditures, and delay or postpone some of our capital projects;
•requiring us to impair the carrying value of our assets;
•reducing the standardized measure of discounted future net cash flows relating to crude oil and condensate, NGLs and natural gas; and
•increasing the costs of obtaining capital, such as equity and short- and long-term debt.

Estimates of crude oil and condensate, NGLs and natural gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material changes in those conditions or other factors affecting those assumptions could impair the quantity and value of our reserves.
The proved reserve information included in this Annual Report on Form 10-K has been derived from engineering and geoscience estimates. Estimates of crude oil and condensate, NGLs and natural gas were prepared, in accordance with SEC regulations, by our in-house teams of reservoir engineers and geoscience professionals and were reviewed and approved by our Corporate Reserves Group. Reserves were valued based on SEC pricing for the periods ended December 31, 2020, 2019 and 2018, as well as other conditions in existence at those dates. The table below provides the 2020 SEC pricing for certain benchmark prices:

2020 SEC Pricing
WTI crude oil (per bbl)	$39.57
Henry Hub natural gas (per mmbtu)	$1.99
Brent crude oil (per bbl)	$41.77
Mont Belvieu NGLs (per bbl)	$14.41
If crude oil prices in the future average below prices used to determine proved reserves at December 31, 2020, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. Future reserve revisions could also result from changes in capital funding, drilling plans and governmental regulation, among other things.
Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of crude oil and condensate, NGLs and natural gas that cannot be directly measured. Estimates of economically producible reserves and of future net cash flows depend on a number of variable factors and assumptions, including:
•location, size and shape of the accumulation, as well as fluid, rock and producing characteristics of the accumulation;
•historical production from the area, compared with production from other analogous producing areas;
•the assumed impacts of regulation by governmental agencies;
•assumptions concerning future operating costs, taxes, development costs and workover and repair costs; and
•industry economic conditions, levels of cash flows from operations and other operating considerations.
As a result, different petroleum engineers and geoscientists, each using industry-accepted geologic and engineering practices and scientific methods, may produce different estimates of proved reserves and future net cash flows based on the same available data. Because of the subjective nature of such reserve estimates, each of the following items may differ materially from the estimated amounts:
•the amount and timing of production;
•the revenues and costs associated with that production; and
•the amount and timing of future development expenditures.
Our operations may be adversely affected by pipeline, rail and other transportation capacity constraints.
The marketability of our production depends in part on the availability, proximity and capacity of gathering and transportation pipeline facilities, rail cars, trucks and vessels. If any pipelines, rail cars, trucks or vessels become unavailable, we would, to the extent possible, be required to find a suitable alternative to transport our crude oil and condensate, NGLs and natural gas, which could increase the costs and/or reduce the revenues we might obtain from the sale of our production. For example, in early July, a U.S. district court ordered the Dakota Access Pipeline to halt oil flow and empty the pipeline within 30 days because the United States Army Corps of Engineers did not conduct a full Environmental Impact Statement. Though a federal appellate court has administratively stayed the shutdown, if a shutdown occurs, we will need to use alternative means to transport approximately 10,000 bpd (on a net basis) of our Bakken oil. A shutdown could also have an impact on safety (because it would require the use of additional trucks, rail cars and personnel) and could negatively impact our Bakken price differentials, all of which could adversely affect the results of our operations. In addition, both the cost and availability of pipelines, rail cars, trucks, or vessels to transport our production could be adversely impacted by new and expected state or federal regulations relating to transportation of crude oil.

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
Drilling for crude oil and condensate, NGLs and natural gas involves numerous risks, including the risk that we may not encounter commercially productive reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:
•unexpected drilling conditions;
•title problems;
•pressure or irregularities in formations;
•equipment failures or accidents;
•inflation in exploration and drilling costs;
•fires, explosions, blowouts or surface cratering;
•lack of, or disruption in, access to pipelines or other transportation methods; and
•shortages or delays in the availability of services or delivery of equipment.
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

Risks Related to Our Business Model and Capital Structure
If we are unsuccessful in acquiring or finding additional reserves, our future crude oil and condensate, NGLs and natural gas production would decline, thereby reducing our cash flows and results of operations and impairing our financial condition.
The rate of production from crude oil and condensate, NGLs and natural gas properties generally declines as reserves are depleted. Except to the extent we acquire interests in additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, optimize production performance or identify additional reservoirs not currently producing or secondary recovery reserves, our proved reserves may decline materially as crude oil and condensate, NGLs and natural gas are produced. Accordingly, to the extent we are not successful in replacing the crude oil and condensate, NGLs and natural gas we produce, our future revenues may decline. Creating and maintaining an inventory of prospects for future production depends on many factors, including:
•obtaining rights to explore for, develop and produce crude oil and condensate, NGLs and natural gas in promising areas;
•drilling success;
•the ability to complete projects timely and cost effectively;
•the ability to find or acquire additional proved reserves at acceptable costs; and
•the ability to fund such activity.
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
Delays or cost increases related to capital spending programs involving drilling and completion activities, engineering, procurement and construction of facilities (including improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:
•denial of or delay in receiving requisite regulatory approvals and/or permits;
•unplanned increases in the cost of construction materials or labor;
•disruptions in transportation of components or construction materials;
•increased costs or operational delays resulting from shortages of water;
•adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors or suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project’s debt or equity financing costs; and
•nonperformance by, or disputes with, vendors, suppliers, contractors or subcontractors.
Any one or more of these factors could have a significant impact on our capital projects.

Our level of indebtedness may limit our liquidity and financial flexibility.
As of December 31, 2020, our total debt was $5.4 billion, and our next debt maturity is our $0.5 billion 2.8% senior unsecured notes due in 2022. Our indebtedness could have important consequences to our business, including, but not limited to, the following:
•we may be more vulnerable to general adverse economic and industry conditions;
•a portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;
•our flexibility in planning for, or reacting to, changes in our industry may be limited;
•a financial covenant in our unsecured revolving credit facility (the “Credit Facility”) stipulates that our total debt to total capitalization ratio will not exceed 65% as of the last day of any fiscal quarter, and if exceeded, may make additional borrowings more expensive and affect our ability to plan for and react to changes in the economy and our industry;
•we may be at a competitive disadvantage as compared to similar companies that have less debt; and
•additional financing in the future for working capital, capital expenditures, acquisitions or development activities, general corporate or other purposes may have higher costs and more restrictive covenants.
We may incur additional debt in order to fund our capital expenditures, acquisitions or development activities, or for general corporate or other purposes. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, crude oil and condensate, NGLs and natural gas prices, inflation, interest rates and financial, business and other factors will affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt. See Item 8. Financial Statements and Supplementary Data – Note 18 to the consolidated financial statements for a discussion of debt obligations.
Difficulty in accessing capital or a significant increase in our costs of accessing capital could adversely affect our business.
We receive credit ratings on our debt obligations from the major credit rating agencies in the United States. Due to the volatility in crude oil and U.S. natural gas prices in recent years, credit rating agencies review companies in the energy industry periodically, including us. At December 31, 2020, our corporate credit ratings were: Standard & Poor’s Global Ratings Services BBB- (stable); Fitch Ratings BBB- (stable); and Moody’s Investor Services, Inc. Baa3 (negative). The credit rating process is contingent upon a number of factors, many of which are beyond our control. A downgrade of our credit ratings or other influences, including third-party groups promoting the divestment of fossil fuel equities or pressuring financial services companies to limit or curtail activities with fossil fuel companies, could negatively impact our cost of capital and our ability to access the capital markets, increase the interest rate and fees we pay on our Credit Facility, and may limit or reduce credit lines with our bank counterparties. We could also be required to post letters of credit or other forms of collateral for certain contractual obligations, which could increase our costs and decrease our liquidity or letter of credit capacity under our Credit Facility. Limitations on our ability to access capital could adversely impact the level of our capital spending budget, our ability to manage our debt maturities, or our flexibility to react to changing economic and business conditions.
Our commodity price risk management activities may prevent us from fully benefiting from commodity price increases and may expose us to other risks, including counterparty risk.
Global commodity prices are volatile. In order to mitigate commodity price volatility and increase the predictability of cash flows related to the marketing of our crude oil, NGLs and natural gas, we, from time to time, enter into crude oil, NGL and natural gas hedging arrangements with respect to a portion of our expected production. While hedging arrangements are intended to mitigate commodity price volatility, we may be prevented from fully realizing the benefits of price increases above the price levels of the derivative instruments used to manage price risk. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Many of our major projects and operations are conducted jointly with other parties, which may decrease our ability to manage risk.
We often enter into arrangements to conduct certain business operations, such as oil and gas exploration and production with other parties in order to share risks associated with those operations. However, these arrangements also may decrease our ability to manage risks and costs, particularly where we are not the operator. We could have limited influence over and control of the behaviors and performance of these operations. In addition, misconduct, fraud, bankruptcy, noncompliance with applicable laws and regulations or improper activities by or on behalf of one or more of our partners or co-working interest owners, or entities we have entered into arrangements with could have a significant negative impact on our business and reputation.

Regulatory Compliance and International Operations Risks
We may incur substantial capital expenditures and operating costs as a result of compliance with and changes in law, regulations or requirements or initiatives, including those addressing environmental, health, safety or security or the impact of global climate change, air emissions or water management, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Our businesses are currently subject to numerous laws, regulations, executive orders and other requirements relating to the protection of the environment, including those relating to the discharge of materials into the environment such as the flaring of natural gas, waste management, pollution prevention, greenhouse gas emissions, including carbon dioxide and methane, and the protection of endangered species as well as laws, regulations and other requirements relating to public and employee safety and health and to facility security.
The new administration has already issued a number of executive and temporary orders that address broad ranging issues including climate change, oil and gas activities on federal lands, infrastructure, and environmental justice. At this time, applicability of the actions taken by the new administration appear to largely exclude tribal lands and we do not believe that the new executive and temporary orders currently in effect will have a material adverse impact on our business. Amendments or extensions along with implementation of the announced policy positions and initiatives that flow from these orders may have a material adverse impact on our business.
Additionally, states in which we operate may: impose additional regulations legislation, or requirements, such as the proposed methane emission rules in New Mexico; begin initiatives addressing the impact of global climate change, air emissions or water management; or we may become subject to additional regulations based on questions of sovereignty between the states and Native American tribes. We have incurred and may continue to incur capital, operating and maintenance, and remediation expenditures as a result of these laws, regulations and other requirements or initiatives that are being considered or otherwise implemented. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our operating results could be adversely affected. The specific impact of these laws, regulations and other requirements may vary depending on a number of factors, including the age and location of operating facilities and production processes. We may also be required to make material expenditures to modify operations, install pollution control equipment, perform site clean-ups or curtail operations that could materially and adversely affect our business, financial condition, results of operations and cash flows. We may become subject to liabilities that we currently do not anticipate in connection with new, amended or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination. In addition, any failure by us to comply with existing or future laws, regulations and other requirements could result in civil penalties or criminal fines and other enforcement actions against us.
The new administration has already taken steps to address climate change, and we expect actions like these to continue, including additional orders, laws or regulations that could affect our operations. Our operations result in greenhouse gas emissions. Currently, various legislative or regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane, and nitrous oxides) are in various phases of review, discussion or implementation in the U.S. Internationally, the United Nations Framework Convention on Climate Change finalized an agreement among 195 nations at the 21st Conference of the Parties in Paris with an overarching goal of preventing global temperatures from rising more than 2 degrees Celsius (the “Paris Agreement”). The agreement includes provisions that every country take some action to lower emissions. In November 2019, the U.S. served notice on the United Nations that it would withdraw from the Paris Agreement in 2020. In January 2021, President Biden rejoined the Paris Agreement on behalf of the U.S. which will require signatory countries to set voluntary targets to reduce domestic emissions and create stricter goals, which may ultimately result in additional laws or regulations restricting our emissions of GHGs. Moreover, some states and local governments may choose to re-implement the terms of the agreement in whole or in part. New legislation, regulations or international agreements in the future could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls at our facilities, and costs to administer and manage any potential greenhouse gas emissions or carbon trading or tax programs. These costs and capital expenditures could be material. Although uncertain, these developments could increase our costs, reduce the demand for crude oil and condensate, NGLs, and natural gas, and create delays in our obtaining air pollution permits for new or modified facilities.
The potential adoption of federal, state and local legislative and regulatory initiatives related to hydraulic fracturing could result in increased compliance costs, operating restrictions or delays in the completion of oil and gas wells.
Hydraulic fracturing is a commonly used process that involves injecting water, sand and small volumes of chemicals into the wellbore to fracture the hydrocarbon-bearing rock thousands of feet below the surface to facilitate higher flow of hydrocarbons into the wellbore. Our business uses this technique extensively throughout our U.S. operations. Hydraulic fracturing has been regulated at the state and local level through permitting and compliance requirements. Various state and local-level initiatives in regions with substantial shale resources have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. In 2015 the BLM issued a rule governing certain hydraulic fracturing practices on lands within their jurisdiction; however, this rule was rescinded in December 2017. In March 2020, the U.S. District Court for the Northern District of California upheld the rescission.
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
Political and economic developments, possible terrorist activities and changes in law or policy in the U.S. or global markets could adversely affect our operations and materially reduce our profitability and cash flows.
Local political and economic factors in U.S. and global markets could have a material adverse effect on us. We are subject to the political, geographic and economic risks and possible terrorist or piracy activities or other armed conflict attendant to doing business within or outside of the U.S. There are also many risks associated with operations in E.G. including the possibility that the government may seize our property with or without compensation, may attempt to renegotiate or revoke existing contractual arrangements or may impose additional taxes or royalty burdens.
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
Actions of governments through tax legislation or interpretations of tax law, and other changes in law, executive order and commercial restrictions could reduce our operating profitability, both in the U.S. and abroad. The U.S. government can prevent or restrict us from doing business in foreign countries. These restrictions and those of foreign governments have in the past limited our ability to operate in, or gain access to, opportunities in various countries and will continue to do so in the future. Changes in U.S. or foreign laws could also adversely affect our results, including new regulations resulting in higher costs to comply with regulations and higher costs to transport our production by pipeline, rail car, truck or vessel or the adoption of government payment transparency regulations that could require us to disclose competitively sensitive commercial information or that could cause us to violate the non-disclosure laws of other countries.

General Risks
Our business, financial conditions and results of operations have been adversely affected and may continue to be adversely affected by the recent COVID-19 global pandemic.
Any widespread outbreaks of contagious diseases have the potential to impact our business and operations. The recent novel coronavirus global pandemic, known as COVID-19, has had a material adverse impact on our business, financial condition and results of operations and the continued impact of COVID-19 could be material. The current effects of COVID-19 include a substantial decline in demand for crude oil, condensate, NGLs, natural gas and other petroleum hydrocarbons, along with a corresponding deterioration in prices. In addition, COVID-19, combined with the resulting economic downturn could have a negative impact on our operations; impact the ability of our counterparties to perform their obligations; result in voluntary and involuntary curtailments, delays or cancellations of certain drilling activities; impair the quantity or value of our reserves; result in transportation and storage capacity restraints; cause shortages of key personnel, including employees, contractors and subcontractors; interrupt global supply chains; increase impairments and associated charges to our earnings; impact our cash on hand, uses of cash and cause a decrease to our financial flexibility and liquidity. In addition, the risks associated with COVID-19 impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, the vast majority of our corporate workforce works remotely as we plan a process to phase employees to return to the office. Working remotely has not significantly impacted our ability to maintain operations, or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted.
As a result, at the time of this filing, it is not possible to predict the overall impact of COVID-19 on our business, liquidity, capital resources and financial results.
Our business could be negatively impacted by cyberattacks targeting our computer and telecommunications systems and infrastructure, or targeting those of our third-party service providers.
Our business, like other companies in the oil and gas industry, has become increasingly dependent on digital technologies, including technologies that are managed by third-party service providers on whom we rely to help us collect, host or process information. Such technologies are integrated into our business operations and used as a part of our production and distribution systems in the U.S. and abroad, including those systems used to transport production to market, to enable communications and to provide a host of other support services for our business. Use of the internet and other public networks for communications, services and storage, including “cloud” computing, exposes all users (including our business) to cybersecurity risks.
While we and our third-party service providers commit resources to the design, implementation and monitoring of our information systems, there is no guarantee that our security measures will provide absolute security. Despite these security measures, we may not be able to anticipate, detect, or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launched, and because attackers are increasingly using techniques designed to circumvent controls and avoid detection. We and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyber-attacks, as well as physical attacks, which could result in information security breaches and significant disruption to our business. Our information systems and related infrastructure have experienced attempted and actual minor breaches of our cybersecurity in the past, but we have not suffered any losses or breaches which had a material effect on our business, operations or reputation relating to such attacks; however, there is no assurance that we will not suffer such losses or breaches in the future.
As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to investigate and remediate any information systems and related infrastructure security vulnerabilities. We may also be subject to regulatory investigations or litigation relating from cybersecurity issues.
Our business may be materially adversely affected by negative publicity.
From time to time, political and public sentiment with respect to, or impacts by, the oil and gas industry may result in adverse press coverage and other adverse public statements affecting our business. Additionally, though we believe we can achieve our voluntary Company targets and goals, any failure to realize or perception of failure to realize voluntary targets or long-term goals, including GHG emissions targets, could lead to adverse press coverage and other adverse public statements affecting the Company. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims.
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
See Item 8. Financial Statements and Supplementary Data – Note 26 to the consolidated financial statements for a description of such legal and administrative proceedings.
Environmental Proceedings
The following is a summary of certain proceedings involving us that were pending or contemplated as of December 31, 2020, under federal and state environmental laws.
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
As of December 31, 2020, we have sites across the country where remediation is being sought under environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation.  Based on currently available information the accrued amount to address the clean-up and remediation costs connected with these sites is not material. In December 2019, we received a Notice of Violation from the North Dakota Department of Environmental Quality related to a release of produced water in North Dakota and a verbal notice of enforcement in January 2020 from the North Dakota Industrial Commission, related to a release of produced water in North Dakota. In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. The enforcement actions will likely result in monetary sanctions and corrective actions yet-to-be specified; however, we do not believe these enforcement actions would have a material adverse effect on our consolidated financial position, results of operations or cash flow.
    If our assumptions relating to these costs prove to be inaccurate, future expenditures may exceed our accrued amounts.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which Marathon Oil common stock is traded is the New York Stock Exchange (“NYSE”), and is traded under the trading symbol ‘MRO’. As of January 31, 2021, there were 27,680 registered holders of Marathon Oil common stock.
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
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended December 31, 2020, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
10/01/2020 - 10/31/2020	22,423	$3.95	—	$1,320,335,751
11/01/2020 - 11/30/2020	—	$—	—	$1,320,335,751
12/01/2020 - 12/31/2020	1,162	$5.86	—	$1,320,335,751
Total	23,585	$4.05	—
(a)23,585 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)In January 2006, we announced a $2 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2 billion in July 2007, by $1.2 billion in December 2013 and by $950 million in July 2019 for a total authorized amount of $7.2 billion.
As of December 31, 2020, we have repurchased 191 million common shares at a cost of approximately $5.9 billion, excluding transaction fees and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, proceeds from potential asset sales or cash from available borrowings to acquire shares. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination by the Board of Directors prior to completion. In connection with the economic downturn, during the second quarter of 2020, the Company temporarily suspended the share repurchase program. Shares repurchased as of December 31, 2020 were held as treasury stock.

Item 6.   Selected Financial Data

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Statement of Income Data(a)
Total revenues and other income	$3,086	$5,190	$6,582	$4,765	$3,787
Income (loss) from continuing operations	$(1,451)	$480	$1,096	$(830)	$(2,087)
Discontinued operations(b)	$—	$—	$—	$(4,893)	$(53)
Net income (loss)	$(1,451)	$480	$1,096	$(5,723)	$(2,140)
Per Share Data(a)
Basic:
Income (loss) from continuing operations	$(1.83)	$0.59	$1.30	$(0.97)	$(2.55)
Discontinued operations(b)	$—	$—	$—	$(5.76)	$(0.06)
Net income (loss)	$(1.83)	$0.59	$1.30	$(6.73)	$(2.61)
Diluted:
Income (loss) from continuing operations	$(1.83)	$0.59	$1.29	$(0.97)	$(2.55)
Discontinued operations(b)	$—	$—	$—	$(5.76)	$(0.06)
Net income (loss)	$(1.83)	$0.59	$1.29	$(6.73)	$(2.61)
Statement of Cash Flows Data
Additions to property, plant and equipment related to continuing operations	$(1,343)	$(2,550)	$(2,753)	$(1,974)	$(1,204)
Dividends paid	$(64)	$(162)	$(169)	$(170)	$(162)
Dividends per share	$0.08	$0.20	$0.20	$0.20	$0.20
Balance Sheet Data at December 31
Total assets	$17,956	$20,245	$21,321	$22,012	$31,094
Total long-term debt, including capitalized leases	$5,404	$5,501	$5,499	$5,494	$6,581
Leases:(c)
Right-of-use asset	$133	$199	$—	$—	$—
Current portion of long-term lease liability	$70	$101	$62	$29	$30
Long-term lease liability	$67	$107	$155	$90	$146
(a)December 31, 2016 includes the increase of a valuation allowance on certain of our deferred tax assets for $1,346 million.
(b)We closed on the sale of our Canada business in 2017 and have reflected this business as Discontinued Operations in the periods presented.
(c)Note the prospective adoption of the lease accounting standard on January 1, 2019. Therefore, current and long-term portions for leases in years 2016 through 2018 do not reflect adoption of the new lease accounting standard. See Item 8. Financial Statements and Supplementary Data – Note 2 and Note 14 to the consolidated financial statements for further information.

    Supplemental information affecting comparability of selected financial data is shown below.

	Year Ended December 31,
(In millions)	2020	2019	2018	2017	2016
Proved property impairment	$49	$24	$75	$229	$67
Unproved property impairment	$157	$98	$208	$246	$195
Goodwill impairment	$95	$—	$—	$—	$—
Equity method investment impairment	$171	$—	$—	$—	$—

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
•United States – explores for, produces and markets crude oil and condensate, NGLs and natural gas in the United States;
•International – explores for, produces and markets crude oil and condensate, NGLs and natural gas outside of the United States and produces and markets products manufactured from natural gas, such as LNG and methanol, in E.G.
Executive Overview
We are an independent exploration and production company based in Houston, Texas. Our strategy is to deliver competitive and improving corporate level returns and sustainable free cash flow through disciplined investment across our U.S. resource plays (the Eagle Ford in Texas, the Bakken in North Dakota, STACK and SCOOP in Oklahoma and Northern Delaware in New Mexico). Our reinvestment rate capital allocation framework prioritizes free cash flow generation across a wide range of commodity prices to make available significant cash flow for investor-friendly purposes, including return of capital to shareholders and balance sheet enhancement. Protecting our balance sheet, keeping our workforce safe, minimizing our environmental impact and strong corporate governance are foundational to the execution of our strategy.
The risks associated with COVID-19 impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, the vast majority of our corporate workforce works remotely for at least a portion of the time. We have begun a process for a phased return of employees to the office. Working remotely has not significantly impacted our ability to maintain operations, has allowed our field offices to operate without any disruption, and has not caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.
Key 2020 highlights include:
Reducing and optimizing our Capital Budget
•In February 2020, we announced an approved 2020 Capital Budget of $2.4 billion, including $200 million to fund REx. Given the substantial decline in commodity prices and oversupply in the market, our Board of Directors approved two separate reductions, culminating in a revised Capital Budget of $1.2 billion. The revised budget contemplated a full suspension of our Oklahoma activity in 2020, a decrease in Northern Delaware and REx drilling programs, and optimization of our development plans in the Bakken and Eagle Ford.
Maintained focus on balance sheet and liquidity
•At the end of the fourth quarter 2020, we had approximately $3.7 billion of liquidity, comprised of an undrawn $3.0 billion Credit Facility and $0.7 billion in cash. We remain investment grade at all three primary rating agencies.
•In 2020, we generated $1.5 billion of cash provided by operating activities despite the lower commodity price realizations and decreased production volumes. This was sufficient to fund our capital expenditures, share repurchases and dividends.
◦In early July 2020, collected an $89 million cash refund related to alternative minimum tax credits and associated interest. This was an accelerated refund due to the passage of the Coronavirus Aid, Relief, and Economic Security Act.
◦In the fourth quarter of 2020, we realized over $400 million of cash from operations. Our U.S. segment average realized prices for crude and NGLs for the quarter were $39.71 and $16.30, respectively.
•We reduced our gross debt by $100 million and reduced our next significant debt maturity.
◦We remarketed $400 million sub-series B (tax-exempt) bonds in August at a weighted average interest rate of 2.25%.
◦In October, we completed a cash tender for $500 million of our then-outstanding $1 billion 2.8% 2022 Notes, funded by cash on hand.
◦The next significant debt maturity is the remaining $500 million 2.8% Senior Notes due in November 2022.

•During the second quarter 2020, we temporarily suspended the quarterly dividend and share repurchases to maximize liquidity. On October 1, the Board of Directors approved and declared the reinstatement of the base quarterly dividend of $0.03 per share, effective in the fourth quarter of 2020. While our share repurchase program remains approved with $1.3 billion of repurchase authorization remaining at year-end, we decided to maintain the suspension as we continue to maximize liquidity.
Managed our cost structure
•Achieved lower production expense rates in the U.S. segment due to lower operational activity and cost management efforts
•Reduced our general and administrative expenses, primarily a result of broad-based cost saving measures, including temporary base salary reductions for CEO and other corporate officers through year-end, a reduction in Board of Director compensation through year-end, and U.S. employee and contractor workforce reductions.
Financial and operational results
•Total net sales volumes for the year were 383 mboed, including 306 mboed in the U.S. Our U.S. net sales volumes decreased 5% and our wells to sales decreased 51% compared to 2019 as a result of lower drilling activity and natural field decline. We drilled and completed fewer wells in direct response to lower market prices.
•Our net loss per share was $1.83 in 2020 as compared to a net income per share of $0.59 last year.
Items that contributed to the increase in our net loss in 2020, as compared to 2019, include:
◦A decrease in revenues of approximately 39% compared to 2019, as a result of decreased commodity price realizations and lower net sales volumes. The combination of lower prices and lower volumes was the single largest contributor to our net loss in 2020.
◦A loss from our equity method investments totaling $161 million, primarily due to $171 million of cumulative impairments in 2020 of an investment in an equity method investee; our 2019 income from equity method investments totaled $87 million.
◦An increase in exploration and impairment expenses of $152 million, primarily a result of non-cash impairment charges related to goodwill and certain proved and unproved properties in our REx portfolio. See Item 8. Financial Statements and Supplementary Data – Note 12 to the consolidated financial statements for further detail.
◦A lower income tax benefit of $74 million. The larger tax benefit in 2019 is primarily related to the settlement of the 2010-2011 IRS Audit in the first quarter of 2019. The tax benefit for 2020 was negligible due to no federal tax benefit on the U.S. loss due to the valuation allowance on our net federal deferred tax assets in the U.S. See Consolidated Results of Operations: 2020 compared to 2019 section below and Item 8. Financial Statements and Supplementary Data – Note 8 to the consolidated financial statements for further detail.
Items that partially offset the above include:
◦A gain on commodity derivatives of $116 million, compared to a net loss of $72 million in 2019.
◦A decline in production expense of $157 million and general and administrative expense of $82 million as discussed above.
Compensation and ESG Highlights and Initiatives
•CEO and Board of Director total compensation reduced by approximately 25% with Board compensation mix shifted more toward equity and CEO mix further aligned with broader industry norms, exclusive of temporary reductions announced in 2020.
•Achieved second consecutive year of record safety performance in 2020, as measured by total recordable incident rate (TRIR) for both employees and contractors.
•Short-term incentive scorecard for compensation updated to focus on safety, environmental performance, capital efficiency, capital discipline/free cash flow generation and financial/balance sheet strength.
•Added a 2021 GHG emissions intensity target to short-term incentive scorecard.

Outlook
In February 2021, we announced a 2021 Capital Budget of $1.0 billion, which is effectively a maintenance Capital Budget. We expect this maintenance-level Capital Budget will allow us to keep total company oil production in 2021 consistent with our fourth quarter 2020 exit rate. Our 2021 Capital Budget is consistent with our capital allocation framework that prioritizes corporate returns and free cash flow generation over production growth.
The 2021 Capital Budget is weighted towards the four U.S. resource plays with approximately 92% allocated to the Eagle Ford and Bakken. Our 2021 Capital Budget is disaggregated by reportable segment in the table below:

(In millions)	Capital Budget
United States	$979
International and other corporate items	21
Total Capital Budget	$1,000

Operations
    The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

Net Sales Volumes	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
United States (mboed)	306	(5)%	323	8%	298
International (mboed)(a)	77	(15)%	91	(25)%	122
Total (mboed)	383	(7)%	414	(1)%	420
(a)     We closed on the sale of our Libya subsidiary in the first quarter of 2018, our interest in the Atrush block in Kurdistan in the second quarter of 2019 and our U.K. business in the third quarter of 2019. See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for further information on dispositions.
United States
Net sales volumes in the segment were lower during the year ended December 31, 2020. In the second quarter of 2020, we began the process of transitioning to a significantly lower level of drilling and completion activity across our domestic portfolio, with our remaining resources allocated primarily to the Bakken and Eagle Ford. As a result of the decreased drilling and completion activity, fewer wells were brought to sales resulting in a decline in production in 2020. The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

Net Sales Volumes	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Equivalent Barrels (mboed)
Eagle Ford	99	(7)%	106	(2)%	108
Bakken	105	2%	103	23%	84
Oklahoma	66	(15)%	78	5%	74
Northern Delaware	27	(4)%	28	40%	20
Other United States	9	13%	8	(33)%	12
Total United States	306	(5)%	323	8%	298

Sales Mix - U.S. Resource Plays - 2020	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	61%	75%	26%	55%	58%
Natural gas liquids	18%	14%	30%	20%	19%
Natural gas	21%	11%	44%	25%	23%

Drilling Activity - U.S. Resource Plays	2020	2019	2018
Gross Operated
Eagle Ford:
Wells drilled to total depth	88	127	123
Wells brought to sales	87	146	149
Bakken:
Wells drilled to total depth	63	73	78
Wells brought to sales	64	105	80
Oklahoma:
Wells drilled to total depth	9	68	55
Wells brought to sales	13	69	57
Northern Delaware:
Wells drilled to total depth	15	51	69
Wells brought to sales	19	54	52
•Eagle Ford – In 2020, our net sales volumes were 99 mboed including oil sales of 61 mbbld. We brought 87 gross company-operated wells to sales in 2020 across Karnes, Atascosa and Gonzales counties. New well production provided strong initial production rates that partially offset the lower wells to sales and natural field decline.
•Bakken – In 2020, our net sales volumes were 105 mboed, including oil sales of 79 mbbld. We brought 64 gross company-operated wells to sales in 2020. Improved gas capture efforts resulted in higher gas and NGL sales that offset the lower wells to sales.
•Oklahoma – In 2020, our net sales volumes were 66 mboed including oil sales of 17 mbbld. We brought 13 gross company-operated wells to sales in 2020. During the second quarter, we suspended all drilling and completions operations in Oklahoma.
•Northern Delaware – In 2020, our net sales volumes were 27 mboed including oil sales of 15 mbbld. We brought 19 gross company-operated wells to sales in 2020. During the second quarter, we suspended drilling and completions operations in Northern Delaware.
International
Net sales volumes in the segment were lower during the year ended December 31, 2020 primarily due to timing of E.G. liftings and natural field decline, coupled with the disposition of our U.K. business. The following table provides details regarding net sales volumes for our operations within this segment:

Net Sales Volumes	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Equivalent Barrels (mboed)
Equatorial Guinea	77	(9)%	85	(12)%	97
United Kingdom(a)	—	(100)%	5	(62)%	13
Libya	—	—%	—	(100)%	8
Other International	—	(100)%	1	(75)%	4
Total International	77	(15)%	91	(25)%	122
Equity Method Investees
LNG (mtd)	4,289	(13)%	4,933	(15)%	5,805
Methanol (mtd)	1,017	(6)%	1,082	(13)%	1,241
Condensate and LPG (boed)	10,288	(7)%	11,104	(15)%	13,034
(a)     Includes natural gas acquired for injection and subsequent resale.
•Equatorial Guinea – Net sales volumes in 2020 were lower than 2019 primarily due to timing of liftings and natural field decline.
•United Kingdom – During 2019, we closed on the sale of our U.K. business. See Note 5 to the consolidated financial statements for further information.

•Libya – During the first quarter of 2018, we closed on the sale of our subsidiary in Libya. See Note 5 to the consolidated financial statements for further information.
•Equity Method Investees – Net sales volumes in 2020 are tied to the volumes in Equatorial Guinea which were lower in the current year as noted above.
Market Conditions
Crude oil and condensate and NGL benchmarks decreased in 2020 as compared to the same period in 2019. As a result, we experienced decreased price realizations associated with those benchmarks. Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, payment of dividends and funding of share repurchases. Commodity prices declined substantially in the first half of 2020 resulting from demand contraction related to the global pandemic and increased supply following the OPEC decision to increase production. A revised OPEC deal to reduce production was agreed in the early second quarter of 2020 and prices partially recovered through the end of the year. However, worldwide demand remains below pre-pandemic levels and we continue to expect commodity prices to remain volatile, which will affect our price realizations during 2021. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition – Critical Accounting Estimates for further discussion of how declines in these commodity prices could impact us.

United States
 The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for 2020, 2019 and 2018.

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$35.93	(36)%	$55.80	(12)%	$63.11
Natural gas liquids (per bbl)	11.28	(21)%	14.22	(42)%	24.54
Natural gas (per mcf)(c)	1.77	(19)%	2.18	(18)%	2.65
Benchmarks
WTI crude oil average of daily prices (per bbl)	$39.34	(31)%	$57.04	(12)%	$64.90
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)(d)	39.95	(36)%	61.96
LLS crude oil average of daily prices (per bbl)(d)					70.04
Mont Belvieu NGLs (per bbl)(e)	14.69	(18)%	17.81	(33)%	26.75
Henry Hub natural gas settlement date average (per mmbtu)	2.08	(21)%	2.63	(15)%	3.09
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have increased average price realizations by $2.14 per bbl and $0.67 per bbl for 2020 and 2019, and decreased average price realizations by $4.60 per bbl for 2018.
(c)Inclusion of realized gains (losses) on natural gas derivative instruments would have had a minimal impact on average price realizations for the periods presented.
(d)Benchmark change due to industry shift to MEH in the first quarter of 2019.
(e)Bloomberg Finance LLP: Y-grade Mix NGL of 55% ethane, 25% propane, 5% butane, 8% isobutane and 7% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
Natural gas liquids – The majority of our sales volumes are at reference to Mont Belvieu prices.
Natural gas – A significant portion of volumes are sold at bid-week prices, or first-of-month indices relative to our producing areas.

International
The following table presents our average price realizations and the related benchmark for crude oil for 2020, 2019 and 2018.

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Average Price Realizations
Crude oil and condensate (per bbl)	$28.36	(47)%	$53.09	(17)%	$64.25
Natural gas liquids (per bbl)	1.00	(29)%	1.40	(38)%	2.27
Natural gas (per mcf)	0.24	(27)%	0.33	(39)%	0.54
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$41.76	(35)%	$64.36	(9)%	$71.06
(a)    Average of monthly prices obtained from the United States Energy Information Agency website.

United Kingdom
Crude oil and condensate – Generally sold in relation to the Brent crude benchmark. We closed on the sale of our U.K. business on July 1, 2019.
Equatorial Guinea
Crude oil and condensate – Alba field liquids production is primarily condensate and generally sold in relation to the Brent crude benchmark. Alba Plant LLC processes the rich hydrocarbon gas which is supplied by the Alba field under a fixed-price long-term contract. Alba Plant LLC extracts NGLs and secondary condensate which is then sold by Alba Plant LLC at market prices, with our share of the revenue reflected in income from equity method investments on the consolidated statements of income. Alba Plant LLC delivers the processed dry natural gas to the Alba field for distribution and sale to AMPCO and EG LNG.
Natural gas liquids – Wet gas is sold to Alba Plant LLC at a fixed-price term contract resulting in realized prices not tracking market price. Alba Plant LLC extracts and keeps NGLs, which are sold at market price, with our share of income from Alba Plant LLC being reflected in the income from equity method investments on the consolidated statements of income.
Natural gas – Dry natural gas, processed by Alba Plant LLC on behalf of the Alba field, is sold by the Alba field to EG LNG and AMPCO at fixed-price, long-term contracts resulting in realized prices not tracking market price. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO. EG LNG sells LNG on a market-based long-term contract and AMPCO markets methanol at market prices.
Consolidated Results of Operations: 2020 compared to 2019
Revenues from contracts with customers are presented by segment in the table below:

	Year Ended December 31,
(In millions)	2020	2019
Revenues from contracts with customers
United States	$2,924	$4,602
International	173	461
Segment revenues from contracts with customers	$3,097	$5,063
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Year Ended December 31, 2019	Price Realizations	Net Sales Volumes	Year Ended December 31, 2020
United States Price/Volume Analysis
Crude oil and condensate	$3,887	$(1,285)	$(280)	$2,322
Natural gas liquids	307	(63)	(1)	243
Natural gas	349	(62)	(12)	275
Other sales	59			84
Total	$4,602			$2,924
International Price/Volume Analysis
Crude oil and condensate	$398	$(122)	$(136)	$140
Natural gas liquids	5	(1)	—	4
Natural gas	44	(10)	(5)	29
Other sales	14			—
Total	$461			$173
Net gain (loss) on commodity derivatives in 2020 was a net gain of $116 million, compared to a net loss of $72 million in 2019. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 16 to the consolidated financial statements for further information.
Income (loss) from equity method investments decreased $248 million in 2020 from 2019 primarily due to impairments of $171 million to an investment in an equity method investee in 2020. In addition, lower price realizations and lower net sales volumes from equity method investments in E.G. contributed to the decrease, primarily due to AMPCO’s 2020 triennial turnaround, timing of liftings and natural field decline. See Item 8. Financial Statements and Supplementary Data – Note 24 to the consolidated financial statements for further information on the equity method investee impairment.
Net gain on disposal of assets decreased $41 million in 2020 from 2019, primarily as a result of the sale of our working interest in the Droshky field (Gulf of Mexico) and U.K. business in 2019. We had minimal disposal activity in 2020. See Item 8. Financial Statements and Supplementary Data – Note 5 to the consolidated financial statements for information about these dispositions.
Other income decreased $37 million in 2020 from 2019 primarily due to income recognized in 2019 arising from indemnification payments received from Marathon Petroleum Corporation (“MPC”). Pursuant to the Tax Sharing Agreement we entered into with MPC in connection with the 2011 spin-off transaction, MPC agreed to indemnify us for certain liabilities. The indemnity relates to tax and interest allocable to MPC as a result of the closure of the 2010-2011 U.S. Federal Tax Audit in the first quarter of 2019.
Production expenses decreased $157 million during 2020 from 2019. Production expense in our United States segment decreased $94 million primarily due to lower operational activity and continued cost management, specifically staffing and contract labor. Production expense in our International segment decreased $67 million primarily as a result of the sale of our U.K. business and our non-operated interest in the Atrush block in Kurdistan in 2019.
The production expense rate (expense per boe) declined during 2020 in the United States and International segments due to the aforementioned reasons.
The following table provides production expense and production expense rates (expense per boe) for each segment:

(In millions; rate in $ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$494	$588	(16)%	$4.42	$4.98	(11)%
International	$59	$126	(53)%	$2.12	$3.76	(44)%

Shipping, handling and other operating expenses decreased $9 million in 2020 from 2019 primarily as a result of lower net sales volumes in our United States segment, partially offset by higher marketing costs due to higher volumes purchased for resale in 2020.
 Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other, which increased $32 million during 2020 versus 2019. We impaired $78 million of unproved property leases in Louisiana Austin Chalk in our United States segment in 2020 due to a combination of factors, including our geological assessment, seismic information, timing of lease expiration dates and decisions not to develop acreage deemed non-core. This was partially offset by impairments of REx unproved leases in 2019, albeit lower than 2020, driven by our decision not to drill certain leases. See Item 8. Financial Statements and Supplementary Data – Note 12 to the consolidated financial statements for details of these items.
The following table summarizes the components of exploration expenses:

	Year Ended December 31,
(In millions)	2020	2019	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$157	$98	60%
Dry well costs	2	16	(88)%
Geological and geophysical	6	18	(67)%
Other	16	17	(6)%
Total exploration expenses	$181	$149	21%
Depreciation, depletion and amortization decreased $81 million in 2020 from 2019, primarily due to lower net sales volumes in the United States and E.G. along with the sale of our U.K. business in 2019. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense.
The DD&A rate (expense per boe) is impacted by field-level changes in reserves, capitalized costs and sales volume mix between fields. The DD&A rate for International decreased primarily as a result of dispositions in 2019. The following table provides DD&A expense and DD&A expense rates for each segment:

(In millions; rate in $ per boe)	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$2,211	$2,250	(2)%	$19.76	$19.07	4%
International	$82	$121	(32)%	$2.89	$3.61	(20)%
 Impairments increased $120 million in 2020 from 2019, primarily as a result of a $95 million goodwill charge related to our International reporting unit and a $49 million long-lived asset impairment related to a damaged, unsalvageable well and related equipment in the Louisiana Austin Chalk. See Item 8. Financial Statements and Supplementary Data – Note 12 for discussion of impairments in further detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $111 million in 2020 from 2019 period primarily due to lower price realizations and lower sales volumes in the U.S. segment.
General and administrative expenses decreased $82 million in 2020 compared to 2019, which reflects costs savings realized from workforce reductions.
Provision (benefit) for income taxes reflects an effective income tax rate of 1% for 2020, as compared to an effective income tax rate of (22)% for 2019. See Item 8. Financial Statements and Supplementary Data – Note 8 to the consolidated financial statements for a discussion of the effective income tax rate.

Segment Results: 2020 compared to 2019
    Segment Income
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, goodwill and equity method investments, certain exploration expenses relating to a strategic decision to exit conventional exploration, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments, or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Year Ended December 31,
(In millions)	2020	2019	Increase (Decrease)
United States	$(553)	$675	(182)%
International	30	233	(87)%
Segment income (loss)	(523)	908	(158)%
Items not allocated to segments, net of income taxes(a)	(928)	(428)	(117)%
Net income (loss)	$(1,451)	$480	(402)%
(a)    See Item 8. Financial Statements and Supplementary Data – Note 7 to the consolidated financial statements for further detail about items not allocated to segments.
United States segment income (loss) in 2020 was an after-tax loss of $553 million versus after-tax income of $675 million in 2019, primarily as a result of lower crude price realizations and lower net sales volumes, which was partially offset by higher gain realized on commodity derivatives, and lower production taxes and production expenses.
 International segment income in 2020 was after-tax income of $30 million versus after-tax income of $233 million in 2019, primarily due to lower price realizations and sales volumes, partially offset by lower costs due to the sale of our U.K. business and our non-operated interest in the Atrush block in Kurdistan in 2019.
Consolidated Results of Operations: 2019 compared to 2018
    A detailed discussion of the year-over-year changes from the year ended December 31, 2019 to December 31, 2018 can be found in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019 and is available via the SEC’s website at www.sec.gov and on our website at www.marathonoil.com.

Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity
Commodity prices are the most significant factor impacting our operating cash flows and the amount of capital available to reinvest into the business. In 2020, we experienced a decrease in operating cash flows primarily as a result of lower commodity price realizations, with crude oil and condensate price realizations decreasing by 36% to $35.39 per barrel. In direct response to the lower commodity prices, we reduced our 2020 Capital Budget such that the Capital Budget did not exceed cash provided by operations.
At December 31, 2020, we had approximately $3.7 billion of liquidity consisting of $742 million in cash and cash equivalents and $3.0 billion available under our Credit Facility. As previously discussed in the Outlook section, our Capital Budget for 2021 is $1.0 billion. Our top priorities for using cash provided by operations are to fund our Capital Budget and base dividend while also enhancing liquidity. We believe our current liquidity level, cash flow from operations and ability to access the capital markets provides us with the flexibility to fund our initiatives across a wide range of commodity price environments.
Cash Flows
The following table presents sources and uses of cash and cash equivalents for 2020 and 2019:

	Year Ended December 31,
(In millions)	2020	2019
Sources of cash and cash equivalents
Operating activities	$1,473	$2,749
Disposal of assets, net of cash transferred to the buyer	18	(76)
Borrowings	400	600
Other	8	65
Total sources of cash and cash equivalents	$1,899	$3,338
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(1,343)	$(2,550)
Additions to other assets	15	36
Acquisitions, net of cash acquired	(1)	(293)
Purchases of common stock	(92)	(362)
Debt repayments	(500)	(600)
Dividends paid	(64)	(162)
Other	(30)	(11)
Total uses of cash and cash equivalents	$(2,015)	$(3,942)
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Year Ended December 31,
(In millions)	2020	2019
United States	$1,137	$2,550
International	1	16
Corporate	13	25
Total capital expenditures	1,151	2,591
Change in capital expenditure accrual	192	(41)
Total use of cash and cash equivalents for property, plant and equipment	$1,343	$2,550

During the third and fourth quarters of 2020, we completed two separate financing transactions resulting in a remarketing of $400 million of sub-series B bonds to investors and a separate debt repayment of $500 million, which is further discussed in the Capital Resources section below. Also see Item 8. Financial Statements and Supplementary Data – Note 18 to the consolidated financial statements for details of these transactions.

During the first quarter of 2020, the Board of Directors approved a $0.05 per share dividend. The Board of Directors temporarily suspended our quarterly dividend payment in the second quarter as we prioritized liquidity and our balance sheet given the macro environment. During the fourth quarter of 2020, the Board of Directors approved the reinstatement of the dividend and declared a base quarterly dividend of $0.03 per share. During 2019, the Board of Directors approved a $0.05 per share dividend each quarter.
Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions and our revolving Credit Facility. At December 31, 2020, we had approximately $3.7 billion of liquidity consisting of $742 million in cash and cash equivalents and $3.0 billion available under our revolving Credit Facility. See Item 8. Financial Statements and Supplementary Data – Note 26 to the consolidated financial statements for a further discussion of how our commitments and contingencies could affect our available liquidity.
Our working capital requirements are supported by our cash and cash equivalents and our Credit Facility. We may draw on our revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. General economic conditions, commodity prices and financial, business and other factors, including the global pandemic, could affect our operations and our ability to access the capital markets.
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
We may incur additional debt in order to fund our capital expenditures, acquisitions or development activities or for general corporate or other purposes. A higher level of indebtedness could increase the risk that our liquidity and financial flexibility deteriorates. See Item 1A. Risk Factors for a further discussion of how our level of indebtedness could affect us.
Capital Resources
Credit Arrangements and Borrowings
As of December 31, 2020, we had no borrowings on our $3.0 billion Credit Facility. At December 31, 2020, we had $5.4 billion of total debt outstanding. In October 2020, we completed a cash tender offer for an aggregate principal amount of $500 million of our then-outstanding $1 billion 2.8% senior notes due 2022. Our next significant debt maturity is the remaining $500 million 2.8% senior notes that are due in November 2022. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings.
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
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million to fund the estimated project costs, which was reduced effective August 2020 from $380 million to align with our revised estimate of the project costs. As of December 31, 2020, project costs incurred totaled approximately $144 million, including land acquisition and construction costs.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Debt-To-Capital Ratio
The Credit Facility includes a single financial covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of each fiscal quarter. This covenant calculation was modified in December 2020, when we executed the fifth amendment to our credit facility. The primary changes resulting from this amendment are (i) a modification to the debt to total capitalization covenant calculation that permits an add-back to shareholders’ equity for certain non-cash write-downs, (ii) the addition of certain customary events of default, including a cross payment event of default and (iii) certain restrictions on the incurrence of subsidiary indebtedness. Under the amended definition, our total debt to total capitalization ratio was 26% at December 31, 2020.
Capital Requirements
Capital Spending
Our approved Capital Budget for 2021 is $1.0 billion. Additional details were previously discussed in Outlook.
Share Repurchase Program
In 2020, we acquired approximately 9 million common shares at a cost of $85 million under our share repurchase program. While the share repurchase program remains approved and has $1.3 billion of remaining authorization, we elected to suspend additional share repurchases to preserve liquidity.
On January 27, 2021, our Board of Directors approved a dividend of $0.03 per share for the fourth quarter of 2020. The dividend is payable on March 10, 2021 to shareholders of record on February 17, 2021.
We plan to make contributions of up to $40 million to our funded pension plans during 2021. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are expected to be approximately $3 million and $10 million in 2021.

Contractual Cash Obligations
The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2020.

(In millions)	Total	2021	2022- 2023	2024- 2025	Later Years
Short and long-term debt (includes interest)(a)	$7,985	$247	$1,407	$1,691	$4,640
Lease obligations	287	77	55	9	146	(g)
Purchase obligations:
Oil and gas activities(b)	26	16	2	1	7
Service and materials contracts(c)	53	31	21	1	—
Transportation and related contracts	1,555	208	445	405	497
Other (d)	19	19	—	—	—
Total purchase obligations	1,653	274	468	407	504
Other long-term liabilities reported in the consolidated balance sheet(e)	316	31	55	48	182
Total contractual cash obligations(f)	$10,241	$629	$1,985	$2,155	$5,472
(a)Includes anticipated cash payments for interest of $247 million for 2021, $471 million for 2022-2023, $391 million for 2024-2025 and $1.4 billion for the remaining years for a total of $2.5 billion.
(b)Includes contracts to acquire property, plant and equipment and commitments for oil and gas drilling and completion activities.
(c)Includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.
(d)Includes any drilling rigs and fracturing crews that are not considered lease obligations.
(e)Primarily includes obligations for pension and other postretirement benefits including medical and life insurance. We have estimated projected funding requirements through 2027. Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.
(f)This table does not include the estimated discounted liability for dismantlement, abandonment and restoration costs of oil and gas properties of $254 million. See Item 8. Financial Statements and Supplementary Data – Note 13 to the consolidated financial statements.
(g)Includes $144 million of project costs incurred as of December 31, 2020 for a new build-to-suit office building in Houston, Texas. See Item 8. Financial Statements and Supplementary Data – Note 14 to the consolidated financial statements and Off-Balance Sheet Arrangements section below.

Transactions with Related Parties
Offshore E.G, we own a 63% working interest in the Alba field. Onshore E.G., we own a 52% interest in an LPG processing plant, a 60% interest in an LNG production facility and a 45% interest in a methanol production plant, each through equity method investees. We sell our natural gas from the Alba field to these equity method investees as the feedstock for their production processes.
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
We will issue stand-alone letters of credit when required by a business partner. Such letters of credit outstanding at December 31, 2020, 2019 and 2018 aggregated $14 million, $14 million and $52 million. Most of the letters of credit are in support of obligations recorded in the consolidated balance sheet. In 2019, our letters of credit outstanding decreased as a result of our upgraded credit rating and the sale of our U.K. business (we no longer have requirements to support firm transportation agreements and future abandonment liabilities).
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million, to fund the estimated project costs, which was reduced effective August 2020, from $380 million to align with our revised estimate of the project costs. As of December 31, 2020 project costs incurred totaled $144 million, primarily for land acquisition and initial design costs. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy. At the end of the initial lease term, we can extend the term of the lease for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs. See Item 8. Financial Statements and Supplementary Data – Note 14 to the consolidated financial statements for further information on leases.
Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies
We have incurred and will continue to incur capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations. If these expenditures, as with all costs, are not ultimately offset by the prices of our products and services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas and production processes. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance.
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
The estimation of quantities of net reserves is a highly technical process performed by our petroleum engineers and geoscientists for crude oil and condensate, NGLs and natural gas, which is based upon several underlying assumptions. The reserve estimates may change as additional information becomes available and as contractual, operational, economic and political conditions change. We evaluate our reserves using drilling results, reservoir performance, subsurface interpretation and future plans to develop acreage. Technologies used in proved reserves estimation includes statistical analysis of production performance, decline curve analysis, pressure and rate transient analysis, pressure gradient analysis, reservoir simulation and volumetric analysis. The observed statistical nature of production performance coupled with highly certain reservoir continuity or quality within the reliable technology areas and sufficient proved developed locations establish the reasonable certainty criteria required for booking proved reserves. As per SEC requirements, proved undeveloped reserve volumes are limited to activity in the 5-year plan and wells that will be developed within 5 years of initial booking. The data for a given reservoir may also change over time as a result of numerous factors including, but not limited to, additional development activity and future development costs, production history and continual reassessment of the viability of future production volumes under varying economic conditions.

Reserve estimates are based on an unweighted arithmetic average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC. The table below provides the 2020 SEC pricing for certain benchmark prices:

2020 SEC Pricing
WTI crude oil (per bbl)	$39.57
Henry Hub natural gas (per mmbtu)	$1.99
Brent crude oil (per bbl)	$41.77
Mont Belvieu NGLs (per bbl)	$14.41
When determining the December 31, 2020 proved reserves for each property, the benchmark prices listed above were adjusted using price differentials that account for property-specific quality and location differences.
If the future average crude oil prices are below the average prices used to determine proved reserves at December 31, 2020, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. Future reserve revisions could also result from changes in capital funding, drilling plans and governmental regulation, among other things. It is difficult to estimate the magnitude of any potential price change and the effect on proved reserves, due to numerous factors (including future crude oil price and performance revisions). For further discussion of risks associated with our estimation of proved reserves, see Part I. Item 1A. Risk Factors.
Depreciation and depletion of crude oil and condensate, NGLs and natural gas producing properties is determined by the units-of-production method and could change with revisions to estimated proved reserves. While revisions of previous reserve estimates have not historically been significant to the depreciation and depletion rates of our segments, any reduction in proved reserves, could result in an acceleration of future DD&A expense. The following table illustrates, on average, the sensitivity of each segment’s units-of-production DD&A per boe and pretax income to a hypothetical 10% change in 2020 proved reserves based on 2020 production.

	Impact of a 10% Increase in Proved Reserves		Impact of a 10% Decrease in Proved Reserves
(In millions, except per boe)	DD&A per boe	Pretax Income	DD&A per boe	Pretax Income
United States	$(1.80)	$201	$2.20	$(246)
International	$(0.26)	$7	$0.32	$(9)
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
The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and do not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:
•Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the measurement date.
•Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. See Item 8. Financial Statements and Supplementary Data – Note 17 to the consolidated financial statements for disclosures regarding our fair value measurements.
Significant uses of fair value measurements include:
•assets and liabilities acquired in a business combination;
•assets acquired in an asset acquisition;
•impairment assessments of long-lived assets;
•impairment assessments of equity method investments;
•impairment assessments of goodwill;
•recorded value of derivative instruments; and
•recorded value of pension plan assets.
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
Fair value calculated for the purpose of testing our long-lived assets for impairment is estimated using the present value of expected future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:
•Future crude oil and condensate, NGLs and natural gas prices. Our estimates of future prices are based on our analysis of market supply and demand and consideration of market price indicators. Although these commodity prices may experience extreme volatility in any given year, we believe long-term industry prices are driven by global market supply and demand. To estimate supply, we consider numerous factors, including the worldwide resource base, depletion rates and OPEC production policies. We believe demand is largely driven by global economic factors, such as population and income growth, governmental policies and vehicle stocks. The prices we use in our fair value estimates are consistent with those used in our planning and capital investment reviews. There has been significant volatility in crude oil and condensate, NGLs and natural gas prices and estimates of such future prices are inherently imprecise. See Item 1A. Risk Factors for further discussion on commodity prices.
•Estimated quantities of crude oil and condensate, NGLs and natural gas. Such quantities are based on a combination of proved reserves and risk-weighted probable reserves and resources such that the combined volumes represent the most likely expectation of recovery. See Item 1A. Risk Factors for further discussion on reserves.
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
•Future capital requirements. Our estimates of future capital requirements are based upon a combination of authorized spending and internal forecasts.

We base our fair value estimates on projected financial information which we believe to be reasonably likely to occur. An estimate of the sensitivity to changes in assumptions in our undiscounted cash flow calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices on future undiscounted cash flows would likely be partially offset by lower costs. As of December 31, 2020 our estimated undiscounted cash flows relating to our remaining long-lived assets significantly exceeded their carrying values.
During 2020, we recorded impairment charges totaling $133 million related to proved and certain unproved properties. See Item 8. Financial Statements and Supplementary Data Note 12 and Note 17 to the consolidated financial statements for discussion of impairments recorded in 2020, 2019 and 2018 and the related fair value measurements.
Impairment Assessment of Equity Method Investments
During 2020, we recorded impairment charges totaling $171 million pertaining to an investment in an equity method investee, which was reflected in income (loss) from equity method investments in our consolidated statements of income. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred that is other than temporary, the carrying value of the equity method investment is written down to fair value.
Fair value calculated for the purpose of testing our equity method investees for impairment is estimated using the present value of expected future cash flows method. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions and the performance of entities that we do not control. Significant assumptions include:
•Future condensate, NGL, LNG, natural gas and methanol prices. Our estimates of future prices are based on our analysis of market supply and demand and consideration of market price indicators. Although these commodity prices may experience extreme volatility in any given year, we believe long-term industry prices are driven by global market supply and demand. To estimate supply, we consider numerous factors, including the worldwide resource base, depletion rates and OPEC production policies. We believe demand is largely driven by global economic factors, such as population and income growth, and governmental policies. The prices we use in our fair value estimates are consistent with those used in our planning and capital investment reviews. There has been significant volatility in commodity prices and estimates of such future prices are inherently imprecise.
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
See Note 12 to the consolidated financial statements for further information regarding the impairment recognized during 2020.
Impairment Assessments of Goodwill
Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value may have been reduced below its carrying value. Goodwill is tested for impairment at the reporting unit level. Our reporting units are the same as our reporting segments, of which historically only International included goodwill. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Our policy is to first assess the qualitative factors in order to determine whether the fair value of our International reporting unit is more likely than not less than its carrying amount. Certain qualitative factors used in our evaluation include, among other things, the results of the most recent quantitative assessment of the goodwill impairment test; macroeconomic conditions; industry and market conditions (including commodity prices and cost factors); overall financial performance; and other relevant entity-specific events. If, after considering these events and circumstances we determined that it is more likely than not that the fair value of the International reporting unit is less than its carrying amount, a quantitative goodwill test is performed. The quantitative goodwill test is performed using a combination of market and income approaches. The market approach references observable inputs specific to us and our industry, such as the price of our common equity, our enterprise value and valuation multiples of us and our peers from the investor analyst community. The income approach utilizes discounted cash flows, which are based on forecasted assumptions. Key assumptions to the income approach are the same as those described above regarding our impairment assessment of long-lived assets and are consistent with those that management uses to make business decisions.
In the first quarter of 2020, a triggering event (significant decline in market capitalization caused by worldwide declines in hydrocarbon demand and corresponding prices) required us to assess our goodwill in the International reporting unit for impairment as of March 31, 2020. We estimated the fair value of our International reporting unit using a combination of market and income approaches and concluded that a full impairment of $95 million was required. See Item 8. Financial Statements and Supplementary Data Note 15 to the consolidated financial statements for additional discussion of goodwill.
Derivatives
We record all derivative instruments at fair value. Fair value measurements for all our derivative instruments are based on observable market-based inputs that are corroborated by market data and are discussed in Item 8. Financial Statements and Supplementary Data – Note 16 to the consolidated financial statements. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Pension Plan Assets
Pension plan assets are measured at fair value. See Item 8. Financial Statements and Supplementary Data – Note 20 to the consolidated financial statements for discussion of the fair value of plan assets and the presentation of the fair value of our defined benefit pension plan’s assets by level within the fair value hierarchy as of December 31, 2020 and 2019.
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
We have recorded deferred tax assets and liabilities, measured at enacted tax rates, for temporary differences between book basis and tax basis, tax credit carryforwards and operating loss carryforwards. In accordance with U.S. GAAP accounting standards, we routinely assess the realizability of our deferred tax assets and reduce such assets, to the expected realizable amount, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for additional or adjustments to existing valuation allowances, we consider all available positive and negative evidence. Positive evidence includes reversals of temporary differences, forecasts of future taxable income, assessment of future business assumptions and applicable tax planning strategies that are prudent and feasible. Negative evidence includes losses in recent years as well as the forecasts of future loss in the realizable period. In making our assessment regarding valuation allowances, we weight the evidence based on objectivity.
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
Based on the assumptions and judgments described above, as of December 31, 2020, we reflect a valuation allowance in our consolidated balance sheet of $948 million against our gross deferred tax assets of $2.7 billion in various jurisdictions in which we operate. Our gross deferred tax assets consist primarily of federal U.S. operating loss carryforwards of $655 million, which will expire in 2035 - 2037, and $1.1 billion which can be carried forward indefinitely. Since December 31, 2016, we have maintained a full valuation allowance on our net federal deferred tax assets. If objective negative evidence in the form of cumulative losses are no longer present and additional weight is given to subjective evidence such as forecasted projections of taxable income in future years, we would adjust the amount of the federal deferred tax assets considered realizable and reduce the provision for income taxes in the period of adjustment. See Item 8. Financial Statements and Supplementary Data – Note 8 to the consolidated financial statements for further detail.
Pension and Other Postretirement Benefit Obligations
Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:
•the discount rate for measuring the present value of future plan obligations;
•the expected long-term return on plan assets; and
•the rate of future increases in compensation levels.
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
We generally record losses related to these types of contingencies as other operating expense or general and administrative expense in the consolidated statements of income, except for tax contingencies unrelated to income taxes, which are recorded as taxes other than income (such as production, severance and ad valorem taxes). For additional information on contingent liabilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies.
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
Accounting Standards Not Yet Adopted
See Item 8. Financial Statements and Supplementary Data – Note 2 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to the volatility of crude oil and condensate, NGLs and natural gas prices as the volatility of these prices continues to impact our industry. We expect commodity prices to remain volatile and unpredictable in the future. We are also exposed to market risks related to changes in interest rates. We employ various strategies, including the use of financial derivative instruments, to manage the risks related to these fluctuations. We are at risk for changes in the fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction. While the use of derivative instruments could materially affect our results of operations in particular quarterly or annual periods, we believe that the use of these instruments will not have a material adverse effect on our financial position or liquidity.
See Item 8. Financial Statements and Supplementary Data – Note 16 and Note 17 to the consolidated financial statements for more information about the fair value measurement of our derivatives, the amounts recorded in our consolidated balance sheets and statements of income and the related notional amounts.
Commodity Price Risk
Our strategy is to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. However, management will periodically protect prices on forecasted sales to support cash flow and liquidity, as deemed appropriate. We may use a variety of commodity derivative instruments, including futures, forwards, swaps and combinations of options, as part of an overall program to manage commodity price risk in our business. Our consolidated results for 2020, 2019 and 2018 were impacted by crude oil and natural gas derivatives related to a portion of our forecasted United States sales.
As of December 31, 2020, we had various open commodity derivatives. Based on the December 31, 2020 published NYMEX WTI, natural gas and NGL futures prices, a hypothetical 10% change (per bbl for crude oil and NGL and per MMBtu for natural gas) would change the fair values of our $23 million net liability position to the following:

(In millions)	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) – Crude Oil	$(74)	$10
Derivative asset (liability) – Natural Gas	(10)	25
Derivative liability – NGL	(10)	(1)
Total	$(94)	$34
Interest Rate Risk
At December 31, 2020 our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.4 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At December 31, 2020, we had forward starting interest rate swap agreements with a total notional amount of $670 million designated as cash flow hedges and $500 million not designated as hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to (1) the 1-month LIBOR component of future lease payments on our future Houston office and (2) the benchmark LIBOR index for our debt due in 2025. We de-designated the cash flow hedges related to our debt due in 2022 during the third quarter of 2020. A hypothetical 10% change in interest rates would change the fair values of our $3 million net asset position of our cash flow hedge and our $10 million net asset position of our de-designated cash flow hedge to the following as of December 31, 2020:

(In millions)	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) – designated as cash flow hedges	$8	$(3)
Interest rate asset – not designated as cash flow hedges	16	5
Total	$24	$2

Counterparty Risk
We are also exposed to financial risk in the event of nonperformance by counterparties. If commodity prices fall below certain levels, some of our counterparties may experience liquidity problems and may not be able to meet their financial obligations to us. We review the creditworthiness of counterparties and use master netting agreements when appropriate.

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
An evaluation of the design and effectiveness of our internal control over financial reporting, based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, Marathon Oil’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of Marathon Oil’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Lee M. Tillman	/s/ Dane E. Whitehead
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marathon Oil Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Marathon Oil Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate..

The Impact of Proved Oil and Condensate, Natural Gas Liquids (NGLs) and Natural Gas Reserves on Proved Oil and Gas Properties, Net

As described in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated property, plant and equipment, net balance was $15,638 million as of December 31, 2020, and depreciation, depletion, and amortization (DD&A) expense for the year ended December 31, 2020 was $2,316 million. The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under this method, capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. As disclosed by management, reserve estimates may change as additional information becomes available and as contractual, operational, economic and political conditions change. The data for a given reservoir may also change over time as a result of numerous factors including, but not limited to, additional development activity and future development costs, production history and continual reassessment of the viability of future production volumes under varying economic conditions. The estimates of oil and condensate, NGLs and natural gas reserves have been developed by specialists, specifically petroleum engineers and geoscientists.

The principal considerations for our determination that performing procedures relating to the impact of proved oil and condensate, NGLs and natural gas reserves on proved oil and natural gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved oil and condensate, NGLs and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil and condensate, NGLs, and natural gas reserves volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and condensate, NGLs, and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved oil and condensate, NGLs, and natural gas reserve volumes. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings.

Impairment Assessment of the EG Holdings Equity Method Investment

As described in Notes 1 and 12 to the consolidated financial statements, the Company recorded impairments of $171 million to its investment in an equity method investee, which was reflected in income (loss) from equity method investments for the year ended December 31, 2020. Management assesses equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income. Management estimated the fair value of the Company’s equity method investment using an income approach, specifically utilizing a discounted cash flow analysis. The estimated fair value was based on significant inputs not observable in the market, such as the amount of gas processed by the plant, future commodity prices, forecasted operating expenses, discount rate and estimated cash returned to shareholders.

The principal considerations for our determination that performing procedures relating to the impairment assessment of the EG Holdings equity method investment is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the fair value measurement of the equity method investment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the future gas volumes to be processed by the plant.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of the EG Holdings equity method investment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow analysis; (iii) testing the completeness and accuracy of underlying data used in the analysis; and (iv) evaluating the reasonableness of significant assumption used by management related to the future gas volumes to be processed by the plant. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the natural gas reserve volumes as stated in the Critical Audit Matter titled “Impact of Proved Oil and Condensate, Natural Gas Liquids (NGLs), and Natural Gas Reserves on Proved Oil and Gas Properties, Net” and the reasonableness of the future gas volumes to be processed by the plant. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the analysis and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 23, 2021

We have served as the Company’s auditor since 1982.

MARATHON OIL CORPORATION
Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Revenues and other income:
Revenues from contracts with customers	$3,097	$5,063	$5,902
Net gain (loss) on commodity derivatives	116	(72)	(14)
Income (loss) from equity method investments	(161)	87	225
Net gain on disposal of assets	9	50	319
Other income	25	62	150
Total revenues and other income	3,086	5,190	6,582
Costs and expenses:
Production	555	712	842
Shipping, handling and other operating	596	605	575
Exploration	181	149	289
Depreciation, depletion and amortization	2,316	2,397	2,441
Impairments	144	24	75
Taxes other than income	200	311	299
General and administrative	274	356	394
Total costs and expenses	4,266	4,554	4,915
Income (loss) from operations	(1,180)	636	1,667
Net interest and other	(256)	(244)	(226)
Other net periodic benefit (costs) credits	(1)	3	(14)
Loss on early extinguishment of debt	(28)	(3)	—
Income (loss) before income taxes	(1,465)	392	1,427
Provision (benefit) for income taxes	(14)	(88)	331
Net income (loss)	$(1,451)	$480	$1,096
Net income (loss) per share:
Basic	$(1.83)	$0.59	$1.30
Diluted	$(1.83)	$0.59	$1.29
Weighted average common shares outstanding:
Basic	792	810	846
Diluted	792	810	847
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2020	2019	2018
Net income (loss)	$(1,451)	$480	$1,096
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	(30)	16	121
Change in derivative hedges unrecognized gain (loss)	(2)	2	—
Foreign currency translation adjustment related to sale of U.K. business	—	23	—
Other	—	1	4
Other comprehensive income (loss)	(32)	42	125
Comprehensive income (loss)	$(1,483)	$522	$1,221
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheet

	December 31,
(In millions, except par values and share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$742	$858
Receivables, less reserve of $22 and $11	747	1,122
Inventories	76	72
Other current assets	47	83
Total current assets	1,612	2,135
Equity method investments	447	663
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $20,358 and $18,003	15,638	17,000
Goodwill	—	95
Other noncurrent assets	259	352
Total assets	$17,956	$20,245
Liabilities
Current liabilities:
Accounts payable	$837	$1,307
Payroll and benefits payable	57	112
Accrued taxes	72	118
Other current liabilities	247	208
Total current liabilities	1,213	1,745
Long-term debt	5,404	5,501
Deferred tax liabilities	163	186
Defined benefit postretirement plan obligations	180	183
Asset retirement obligations	241	243
Deferred credits and other liabilities	194	234
Total liabilities	7,395	8,092
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at December 31, 2020 and December 31, 2019)	937	937
Held in treasury, at cost – 148 million shares and 141 million shares	(4,089)	(4,089)
Additional paid-in capital	7,174	7,207
Retained earnings	6,466	7,993
Accumulated other comprehensive income	73	105
Total stockholders’ equity	10,561	12,153
Total liabilities and stockholders’ equity	$17,956	$20,245
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2020	2019	2018
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$(1,451)	$480	$1,096
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,316	2,397	2,441
Impairments	144	24	75
Exploratory dry well costs and unproved property impairments	159	114	255
Net gain on disposal of assets	(9)	(50)	(319)
Loss on early extinguishment of debt	28	3	—
Deferred income taxes	(22)	(34)	52
Net (gain) loss on derivative instruments	(116)	72	14
Net settlements of derivative instruments	143	52	(281)
Pension and other post retirement benefits, net	(43)	(52)	(65)
Stock-based compensation	57	60	53
Equity method investments, net	210	18	45
Changes in:
Current receivables	367	52	(133)
Inventories	(4)	3	(1)
Current accounts payable and accrued liabilities	(381)	(187)	179
Other current assets and liabilities	75	(4)	(22)
All other operating, net	—	(199)	(155)
Net cash provided by operating activities	1,473	2,749	3,234
Investing activities:
Additions to property, plant and equipment	(1,343)	(2,550)	(2,753)
Additions to other assets	15	36	(26)
Acquisitions, net of cash acquired	(1)	(293)	(25)
Disposal of assets, net of cash transferred to the buyer	18	(76)	1,264
Equity method investments - return of capital	7	64	57
All other investing, net	1	1	13
Net cash used in investing activities	(1,303)	(2,818)	(1,470)
Financing activities:
Borrowings	400	600	—
Debt repayments	(500)	(600)	—
Debt extinguishment costs	(27)	(2)	—
Purchases of common stock	(92)	(362)	(713)
Dividends paid	(64)	(162)	(169)
All other financing, net	(3)	(9)	23
Net cash used in financing activities	(286)	(535)	(859)
Effect of exchange rate on cash and cash equivalents	—	—	(2)
Net increase (decrease) in cash and cash equivalents	(116)	(604)	903
Cash and cash equivalents at beginning of period	858	1,462	563
Cash and cash equivalents included in current assets held for sale	—	—	(4)
Cash and cash equivalents at end of period	$742	$858	$1,462
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2017 Balance	$—	$937	$(3,325)	$7,379	$6,779	$(62)	$11,708
Shares issued - stock-based compensation	—	—	221	(109)	—	—	112
Shares repurchased	—	—	(712)	—	—	—	(712)
Stock-based compensation	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	1,096	—	1,096
Other comprehensive income	—	—	—	—	—	125	125
Dividends paid ($0.20 per share)	—	—	—	—	(169)	—	(169)
December 31, 2018 Balance	$—	$937	$(3,816)	$7,238	$7,706	$63	$12,128
Cumulative-effect adjustment (Note 2)	—	—	—	—	(31)	—	(31)
Shares issued - stock-based compensation	—	—	89	(26)	—	—	63
Shares repurchased	—	—	(362)	—	—	—	(362)
Stock-based compensation	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	480	—	480
Other comprehensive income	—	—	—	—	—	42	42
Dividends paid ($0.20 per share)	—	—	—	—	(162)	—	(162)
December 31, 2019 Balance	$—	$937	$(4,089)	$7,207	$7,993	$105	$12,153
Cumulative-effect adjustment (Note 2)	—	—	—	—	(12)	—	(12)
Shares issued - stock-based compensation	—	—	91	(60)	—	—	31
Shares repurchased	—	—	(91)	—	—	—	(91)
Stock-based compensation	—	—	—	27	—	—	27
Net loss	—	—	—	—	(1,451)	—	(1,451)
Other comprehensive loss	—	—	—	—	—	(32)	(32)
Dividends paid ($0.08 per share)	—	—	—	—	(64)	—	(64)
December 31, 2020 Balance	$—	$937	$(4,089)	$7,174	$6,466	$73	$10,561

(Shares in millions)	Preferred Stock	Common Stock	Treasury Stock
December 31, 2017 Balance	—	937	87
Shares issued - stock-based compensation	—	—	(6)
Shares repurchased	—	—	37
December 31, 2018 Balance	—	937	118
Shares issued - stock-based compensation	—	—	(2)
Shares repurchased	—	—	25
December 31, 2019 Balance	—	937	141
Shares issued - stock-based compensation	—	—	(3)
Shares repurchased	—	—	10
December 31, 2020 Balance	—	937	148
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
Basis of presentation and principles applied in consolidation – These consolidated financial statements, including notes, have been prepared in accordance with U.S. GAAP. These consolidated financial statements include the accounts of our controlled subsidiaries. Investments in unincorporated joint ventures and undivided interests in certain operating assets are consolidated on a pro rata basis.
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
Estimated quantities of crude oil and condensate, NGLs and natural gas reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and condensate, NGLs and natural gas reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and condensate, NGLs and natural gas that are ultimately recovered. See unaudited Supplementary Data – Supplementary Information on Oil and Gas Producing Activities for further detail.
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
We typically incur shipping and handling costs prior to control transferring to the customer and account for these activities as fulfillment costs. These costs are reflected in shipping, handling and other operating expense in our consolidated statement of income.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
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
Inventories – Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment, which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.
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
Derivatives not designated as hedges – Derivatives that are not designated as hedges may include commodity derivatives used primarily to manage price and locational risks on the forecasted sale of crude oil, NGLs and natural gas that we produce. Changes in the fair value of derivatives not designated as hedges are recognized immediately in net income.
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
Property acquisition costs – Costs to acquire mineral interests in oil and natural gas properties, to drill exploratory wells in progress and those that find proved reserves and to drill development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed. Costs incurred for exploratory wells that find reserves but cannot yet be classified as proved are capitalized if (1) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (2) we are making sufficient progress assessing the reserves and the economic and operating viability of the project. The status of suspended exploratory well costs is monitored continuously and reviewed at least quarterly.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
Depreciation, depletion and amortization – Capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Support equipment and other property, plant and equipment related to oil and gas producing activities, as well as property, plant and equipment unrelated to oil and gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The table below summarizes these assets by type, useful life and the gross asset balance as of the periods presented.

		December 31,
Type of Asset	Range of Useful Lives	2020	2019
		(in millions)
Office furniture, equipment and computer hardware	4 to 15 years	$682	$670
Pipelines	5 to 40 years	$12	$12
Plants, facilities and infrastructure	3 to 40 years	$1,646	$1,624
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
Dispositions – When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reflected in net gain (loss) on disposal of assets in our consolidated statements of income. Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized either when the assets are classified as held for sale, or are measured using a probability weighted income approach based on both the anticipated sales price and a held-for-use model depending on timing of the sale. Proceeds from the disposal of a portion of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on net income until net book value is reduced to zero.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
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
The fair value of our restricted stock awards, restricted stock units and Director restricted stock units is determined based on the market value of our common stock on the date of grant. Restricted stock awards, restricted stock units and Director restricted stock units are removed from Treasury Stock at grant, vesting and distribution, respectively.
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
2. Accounting Standards
Recently Adopted
Financial instruments – credit losses
In June 2016, the FASB issued a new accounting standards update that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. On January 1, 2020 we adopted this standard using the modified retrospective transition method through a cumulative-effect adjustment of $12 million to retained earnings as of the beginning of the adoption period. The standard requires the use of a forward-looking “expected loss” model as opposed to the “incurred loss” model used previously. See Note 9 for more information on credit losses.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
3. Income (loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 7 million, 6 million and 6 million stock options in 2020, 2019 and 2018 that were antidilutive.

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Net income (loss)	$(1,451)	$480	$1,096

Weighted average common shares outstanding	792	810	846
Effect of dilutive securities	—	—	1
Weighted average common shares, diluted	792	810	847
Net income (loss) per share:
Basic	$(1.83)	$0.59	$1.30
Diluted	$(1.83)	$0.59	$1.29
Dividends per share	$0.08	$0.20	$0.20
4. Acquisitions
United States Segment
In the fourth quarter of 2019, we acquired approximately 40,000 net acres in a Texas Delaware oil play in West Texas from multiple sellers for $106 million. We accounted for these transactions as an asset acquisition, allocating the purchase price to unproved property within property, plant and equipment.
During the fourth quarter of 2019, we acquired a 100% working interest in approximately 18,000 net acres in the Eagle Ford from Rocky Creek Resources, LLC and RCR Midstream, LLC for $191 million in cash, subject to post-closing adjustments. We accounted for this transaction as a business combination, with the entire purchase price allocated between proved property, unproved property and other assets, all within property, plant and equipment.
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
International Segment
On July 1, 2019, we closed on the sale of our U.K. business (Marathon Oil U.K. LLC and Marathon Oil West of Shetlands Limited) for proceeds of $95 million which reflects the assumption by RockRose Energy PLC (“RockRose”) of the U.K. business’ cash equivalent balance and working capital balance as of year-end 2018. During the third quarter of 2019, we recorded a $6 million liability and corresponding expense related to the estimated fair value of our exposure to surety bonds we continued to hold that guaranteed decommissioning liabilities of Marathon Oil U.K. LLC. In November 2019, RockRose posted replacement security and accordingly, we reversed the aforementioned $6 million (see Note 26 for further detail). Income before taxes relating to our U.K. business for the year ended December 31, 2019 and 2018, was $33 million and $261 million, respectively. See Note 13 and Note 20 for additional details on U.K. ARO and the defined benefit pension plan as it relates to this disposition.
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
As of December 31, 2020 and December 31, 2019, receivables from contracts with customers, included in receivables, less reserves were $572 million and $837 million, respectively.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas.
United States

	Year Ended December 31, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$830	$984	$235	$204	$69	$2,322
Natural gas liquids	74	54	89	20	6	243
Natural gas	86	34	127	18	10	275
Other	6	—	—	—	78	84
Revenues from contracts with customers	$996	$1,072	$451	$242	$163	$2,924

	Year Ended December 31, 2019
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,358	$1,686	$425	$316	$102	$3,887
Natural gas liquids	114	46	116	26	5	307
Natural gas	121	39	156	16	17	349
Other	7	—	—	—	52	59
Revenues from contracts with customers	$1,600	$1,771	$697	$358	$176	$4,602

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2018
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,554	$1,568	$426	$235	$164	$3,947
Natural gas liquids	205	62	181	38	9	495
Natural gas	145	38	184	20	26	413
Other	8	—	—	—	23	31
Revenues from contracts with customers	$1,912	$1,668	$791	$293	$222	$4,886
International

Year Ended December 31, 2020
(In millions)	E.G.
Crude oil and condensate	$140
Natural gas liquids	4
Natural gas	29
Other	—
Revenues from contracts with customers	$173

	Year Ended December 31, 2019
(In millions)	E.G.	U.K.	Other International	Total
Crude oil and condensate	$271	$107	$20	$398
Natural gas liquids	4	1	—	5
Natural gas	32	12	—	44
Other	—	14	—	14
Revenues from contracts with customers	$307	$134	$20	$461

	Year Ended December 31, 2018
(In millions)	E.G.	U.K.	Libya	Other International	Total
Crude oil and condensate	$342	$282	$187	$77	$888
Natural gas liquids	4	5	—	—	9
Natural gas	37	40	9	—	86
Other	1	32	—	—	33
Revenues from contracts with customers	$384	$359	$196	$77	$1,016
In 2020, sales to Marathon Petroleum Corporation and Koch Resources LLC and each of their respective affiliates, accounted for approximately 13% and 12%, respectively, of our total revenues. In 2019, sales to Marathon Petroleum Corporation, Koch Resources LLC, Valero Marketing and Supply and Shell Trading and their respective affiliates, accounted for approximately 13%, 13%, 11% and 10%, respectively, of our total revenues. In 2018, sales to Valero Marketing and Supply and Koch Resources LLC and their respective affiliates, each accounted for approximately 11% of our total revenues.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
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
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, goodwill and equity method investments, certain exploration expenses relating to a strategic decision to exit conventional exploration, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments, or other items (as determined by the CODM) are not allocated to operating segments.

	Year Ended December 31, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$2,924	$173	$—		$3,097
Net gain (loss) on commodity derivatives	143	—	(27)	(b)	116
Income (loss) from equity method investments	—	10	(171)	(c)	(161)
Net gain on disposal of assets	—	—	9		9
Other income	15	7	3		25
Less costs and expenses:
Production	494	59	2		555
Shipping, handling and other operating	534	8	54		596
Exploration	97	—	84	(d)	181
Depreciation, depletion and amortization	2,211	82	23		2,316
Impairments	—	—	144	(e)	144
Taxes other than income	193	—	7		200
General and administrative	115	14	145	(f)	274
Net interest and other	—	—	256		256
Other net periodic benefit costs	—	—	1	(g)	1
Loss on early extinguishment of debt	—	—	28		28
Income tax benefit	(9)	(3)	(2)		(14)
Segment income (loss)	$(553)	$30	$(928)		$(1,451)
Total assets	$16,063	$1,081	$812		$17,956
Capital expenditures(a)	$1,137	$1	$13		$1,151
(a)Includes accruals and excludes acquisitions.
(b)Unrealized loss on commodity derivative instruments (See Note 16).
(c)Partial impairment of investment in equity method investee (See Note 24).
(d)Primarily related to unproved property impairments of non-core acreage in our United States segment.
(e)Includes the full impairment of the International reporting unit goodwill of $95 million (See Note 15) and proved property impairments of $49 million related to a damaged well in our United States segment.
(f)Includes severance expenses associated with workforce reductions of $17 million.
(g)Includes pension settlement loss of $30 million and pension curtailment gain of $17 million (See Note 20).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$4,602	$461	$—		$5,063
Net gain (loss) on commodity derivatives	52	—	(124)	(b)	(72)
Income from equity method investments	—	87	—		87
Net gain on disposal of assets	—	—	50	(c)	50
Other income	13	9	40		62
Less costs and expenses:
Production	588	126	(2)		712
Shipping, handling and other operating	561	26	18		605
Exploration	149	—	—		149
Depreciation, depletion and amortization	2,250	121	26		2,397
Impairments	—	—	24	(d)	24
Taxes other than income	311	—	—		311
General and administrative	127	25	204		356
Net interest and other	—	—	244		244
Other net periodic benefit credit	—	(3)	—	(e)	(3)
Loss on early extinguishment of debt	—	—	3		3
Income tax provision (benefit)	6	29	(123)		(88)
Segment income (loss)	$675	$233	$(428)		$480
Total assets	$17,781	$1,530	$934		$20,245
Capital expenditures(a)	$2,550	$16	$25		$2,591
(a)Includes accruals and excludes acquisitions.
(b)Unrealized loss on commodity derivative instruments (See Note 16).
(c)Primarily related to the sale of our working interest in the Droshky field (Gulf of Mexico) and the sale of our U.K. business (See Note 5).
(d)Primarily a result of anticipated sales of non-core proved properties in our International and United States segments (See Note 12).
(e)Includes pension settlement loss of $12 million (See Note 20).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2018
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$4,886	$1,016	$—		$5,902
Net gain (loss) on commodity derivatives	(281)	—	267	(b)	(14)
Income from equity method investments	—	225	—		225
Net gain on disposal of assets	—	—	319	(c)	319
Other income	16	12	122	(d)	150
Less costs and expenses:
Production	625	215	2		842
Shipping, handling and other operating	499	70	6		575
Exploration	246	3	40	(e)	289
Depreciation, depletion and amortization	2,217	197	27		2,441
Impairments	—	—	75	(f)	75
Taxes other than income	301	—	(2)		299
General and administrative	146	32	216		394
Net interest and other	—	—	226		226
Other net periodic benefit (costs) credits	—	(9)	23	(g)	14
Income tax provision (benefit)	(21)	272	80		331
Segment income	$608	$473	$15		$1,096
Total assets	$17,321	$2,083	$1,917		$21,321
Capital expenditures(a)	$2,620	$39	$26		$2,685
(a)Includes accruals and excludes acquisitions.
(b)Unrealized gain on commodity derivative instruments (See Note 16).
(c)Primarily related to the gain on sale of our Libya subsidiary (See Note 5).
(d)Primarily a reduction of asset retirement obligations in our International segment (See Note 13).
(e)Primarily related to dry well expense and unproved property impairments associated with the Rodo well in Alba Block Sub Area B, offshore E.G. (See Note 12).
(f)Due to the anticipated sales of certain non-core proved properties in our International and United States segments (See Note 12).
(g)Includes pension settlement loss of $21 million (See Note 20).

The following summarizes property, plant and equipment and equity method investments.

	December 31,
(In millions)	2020	2019
United States	$15,224	$16,507
Equatorial Guinea	861	1,156
Total long-lived assets	$16,085	$17,663
8. Income Taxes
Income (loss) before income taxes were:

	Year Ended December 31,
(In millions)	2020	2019	2018
United States	$(1,319)	$43	$642
Foreign	(146)	349	785
Total	$(1,465)	$392	$1,427

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Income tax provisions (benefits) were:

	Year Ended December 31,
	2020			2019			2018
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(5)	$—	$(5)	$(116)	$(3)	$(119)	$6	$—	$6
State and local	(2)	(8)	(10)	4	3	7	(1)	(23)	(24)
Foreign	15	(14)	1	58	(34)	24	274	75	349
Total	$8	$(22)	$(14)	$(54)	$(34)	$(88)	$279	$52	$331

A reconciliation of the federal statutory income tax rate applied to income (loss) before income taxes to the provision (benefit) for income taxes follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Total pre-tax income (loss)	$(1,465)	$392	$1,427
Total income tax expense (benefit)	$(14)	$(88)	$331
Effective income tax rate	1%	(22)%	23%

Income taxes at the statutory tax rate(a)	$(308)	$83	$300
Effects of foreign operations	23	(29)	214
Adjustments to valuation allowances	239	(28)	(177)
State income taxes, net of federal benefit	6	11	(17)
Other federal tax effects	26	(125)	11
Income tax expense (benefit)	$(14)	$(88)	$331
(a)Includes income tax benefits primarily related to our U.S. federal income taxes where we have maintained a full valuation allowance since December 2016.
The effective income tax rate is influenced by a variety of factors including the geographic and functional sources of income and the relative magnitude of these sources of income. The difference between the total provision and the sum of the amounts allocated to segments is reported in the “Not Allocated to Segments” column of the tables in Note 7.
Effects of foreign operations – The effects of foreign operations increased our tax expense in 2020 largely due to book losses in foreign jurisdictions with no corresponding tax benefits. The effects of foreign operations decreased our tax expense in 2019 due to tax benefits related to our U.K. operations and pre-tax income in jurisdictions with effective tax rates lower than the U.S. The effects of foreign operations increased our tax expense in 2018 due to the mix of pre-tax income between high and low tax jurisdictions, including Libya where the tax rate was 93.5%. Excluding Libya, the effective tax rate would have been an expense of 14% in 2018. As a result of the sale of our Libya subsidiary in the first quarter of 2018, we do not expect to incur further tax expense related to Libya.
Adjustments to valuation allowances – Since December 31, 2016, we have maintained a full valuation allowance on our net federal deferred tax assets. In all years, the most significant driver for the change in valuation allowance was due to current year activity in the U.S.
Other federal tax effects – In 2020, the increase to other federal tax effects is largely related to non-deductible goodwill impairment. The 2019 decrease in other federal tax effects is primarily related to the settlement of the 2010-2011 U.S. Federal Tax Audit (“IRS Audit”) in the first quarter of 2019. The release of the accrued tax positions resulted in a $126 million tax benefit, primarily related to AMT credits.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
    Deferred tax assets and liabilities resulted from the following:

	Year Ended December 31,
(In millions)	2020	2019
Deferred tax assets:
Employee benefits	$77	$90
Operating loss carryforwards	1,966	1,685
Capital loss carryforwards	—	1
Foreign tax credits	611	611
Other	43	27
Subtotal	2,697	2,414
Valuation allowance	(948)	(699)
Total deferred tax assets	1,749	1,715
Deferred tax liabilities:
Property, plant and equipment	1,892	1,861
Accrued revenue	20	40
Total deferred tax liabilities	1,912	1,901
Net deferred tax liabilities	$163	$186
Net deferred tax assets	$—	$—
Operating loss carryforwards – At December 31, 2020, we have a gross deferred tax asset related to our operating loss carryforwards of $2.0 billion, before valuation allowance. Deferred tax assets on U.S. operating loss carryforwards relating to tax years beginning prior to January 1, 2018, include $655 million that expire in 2035 - 2037. Deferred tax assets on U.S. operating loss carryforwards for tax years beginning after December 31, 2017, include $1.1 billion which can be carried forward indefinitely. Deferred tax assets on foreign operating loss carryforwards include $14 million that begin to expire in 2021. Deferred tax assets on state operating loss carryforwards of $184 million expire in 2021 through 2039.
Foreign tax credits – At December 31, 2020, we reflect foreign tax credits of $611 million, which will expire in years 2022 through 2026.
Valuation allowances – At December 31, 2020, we reflect a valuation allowance in our consolidated balance sheet of $948 million against our net deferred tax assets in various jurisdictions in which we operate. The increase in valuation allowance primarily relates to current year activity in the U.S.
Property, plant and equipment – At December 31, 2020, we reflected a deferred tax liability of $1.9 billion. The increase primarily relates to current year activity in the U.S.
    Net deferred tax assets and liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2020	2019
Assets:
Other noncurrent assets	$—	$—
Liabilities:
Noncurrent deferred tax liabilities	163	186
Net deferred tax liabilities	$163	$186
Net deferred tax assets	$—	$—

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
    We are routinely undergoing examinations in the jurisdictions in which we operate. As of December 31, 2020, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States(a)	2008 - 2019
Equatorial Guinea	2007 - 2019
(a)Includes federal and state jurisdictions.
The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2020	2019	2018
Beginning balance	$13	$263	$126
Additions for tax positions of prior years	—	13	152
Reductions for tax positions of prior years	(5)	(152)	(15)
Settlements	—	(111)	—
Ending balance	$8	$13	$263
If the unrecognized tax benefits as of December 31, 2020 were recognized, $8 million would affect our effective income tax rate. As of December 31, 2020, we do not expect uncertain tax positions to significantly change within the next twelve months. During the first quarter of 2019, we withdrew our appeal related to the Brae area decommissioning costs in the U.K., thus the uncertain tax positions previously established are now considered effectively settled with no tax expense or benefit impact. Also, in the first quarter of 2019, we settled the 2010-2011 IRS Audit, resulting in a tax benefit of $126 million.
Interest and penalties are recorded as part of the tax provision and were a $2 million tax benefit in 2020 and a $6 million and $2 million tax expense in 2019 and 2018 related to unrecognized tax benefits. As of December 31, 2020, we had no significant accrued interest or penalties related to income taxes. For December 31, 2019, $3 million of interest and penalties were accrued related to income taxes.
In the third quarter of 2020, we received an $89 million cash refund related to alternative minimum tax credits and interest. This refund was accelerated as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act, in the first quarter of 2020.
9. Credit Losses
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
We are exposed to credit losses from joint interest billings to other joint interest owners for properties we operate. For this group of receivables, the expected credit losses are determined using the loss rate method applied to aging pools. Our counterparties in this group include numerous large, mid-size and small oil and gas exploration and production companies. Although we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings or require a prepayment of future costs through cash calls, our credit loss exposure with this group is more significant due to inherent ownership or billing adjustments. Also, some of our counterparties may experience liquidity problems and may not be able to meet their financial obligations to us. Liquidity problems may increase in the future if hydrocarbon demand and/

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
or prices don’t materially increase from 2020 levels. Our current-period provision reflects the anticipated effects caused by the market deterioration in 2020.
Changes in the allowance for doubtful accounts balance for the year were as follows:

(In millions)	December 31, 2020
Beginning balance as of January 1	$11
Cumulative-effect adjustment	12
Current period provision(a)	22
Current period write offs	(13)
Recoveries of amounts previously reserved	(10)
Ending balance as of December 31	$22
(a)For the year ended December 31, 2020, the current period provision increased by $12 million in trade receivables and $10 million in joint interest receivables.
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

	December 31,
(In millions)	2020	2019
Crude oil and natural gas	$10	$10
Supplies and other items	66	62
Inventories	$76	$72
11. Property, Plant and Equipment

	December 31,
(In millions)	2020	2019
United States	$15,156	$16,427
International	414	493
Not allocated to segments	68	80
Net property, plant and equipment	$15,638	$17,000
Changes in our capitalized exploratory well costs were as follows:

	December 31,
(In millions)	2020	2019	2018
Beginning balance as of January 1	$278	$297	$295
Additions	97	218	262
Charges to expense(a)	(1)	(5)	(35)
Transfers to development	(164)	(230)	(197)
Dispositions(b)	—	(2)	(28)
Ending balance as of December 31	$210	$278	$297
(a)2018 includes $32 million related to the Rodo well in Alba Block Sub Area B (See Note 12).
(b)2018 includes the sale of our Libya subsidiary.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
At December 31, 2020, we had $98 million of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. The vast majority of the suspended wells require completion activities and installation of infrastructure in order to classify the reserves as proved. At December 31, 2019 and 2018 we had $30 million and $6 million of exploratory well costs capitalized greater than one year.
12. Impairments
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
We also reviewed our equity method investments for indicators of impairment. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss in value occurs that is deemed other than temporary, the carrying value of the equity method investment is written down to fair value. During the second and third quarters of 2020, we recognized impairments related to one of our EG Holdings equity method investments, as noted in the tables and further described below.
The following table summarizes impairment charges of proved properties, goodwill and equity method investments and their corresponding fair values.

	2020		2019		2018
(In millions)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$49	$56	$24	$113	$75
Goodwill	$—	$95	N/A	$—	N/A	$—
Equity method investment	$119	$171	N/A	$—	N/A	$—
•2020 – Impairments totaling $49 million of long-lived assets held for use resulted from a damaged, unsalvageable well and related equipment in the Louisiana Austin Chalk. The related fair value was measured based on the salvage value which resulted in a Level 3 classification.
We impaired the entire balance of our goodwill in the International reporting unit totaling $95 million of goodwill. See Note 15 for further information.
Impairments also include charges recognized for our equity method investments of $171 million. During the second and third quarters of 2020, the continuation of the depressed commodity prices, along with a reduction of our long-term price forecasts of a gas index in which one of our equity method investees transacts, caused us to perform a review of one of our equity method investments. Our review concluded that a loss of our investment value in one was other than temporary and we recorded an impairment. Our remaining investments in equity method investees did not experience losses in value that caused the fair values to be below their carrying values.
We estimated the fair value of our equity method investment using an income approach, specifically utilizing a discounted cash flow analysis. The estimated fair value was based on significant inputs not observable in the market, such as the amount of gas processed by the plant, future commodity prices, forecasted operating expenses, discount rate and estimated cash returned to shareholders. Collectively, these inputs represent Level 3 measurements.
The impairments of our equity method investments were recognized in income (loss) from equity method investments in our consolidated statements of income. The impairments caused us to incur a basis differential between the net book value of our investment and the amount of our underlying share of equity in the investee’s net assets. The amount of this basis differential was $140 million and is being accreted into income over the remaining useful life of the investee’s primary assets.
Finally, we impaired $78 million of unproved property leases in Louisiana Austin Chalk in our United States segment which was recognized in exploration expense in our consolidated statements of income. The impairment resulted from a combination of factors including our geological assessment, seismic information, timing of lease expiration dates and decisions not to develop acreage deemed non-core. Collectively, these inputs represent Level 3 measurements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
•2019 – Impairments of $24 million, to an aggregate fair value of $56 million, were primarily a result of anticipated sales for certain non-core proved properties in our United States segment and the sale of our non-operated interest in the Atrush block (Kurdistan) in our International segment. The related fair value was measured using the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification.
•2018 – Impairments in our International and United States segments of $75 million, to a fair value of $113 million, were largely the result of anticipated sales for certain non-core proved properties. The related fair value measurement utilized the market approach, based upon anticipated sales proceeds less costs to sell which resulted in a Level 2 classification.
See Note 5 for discussion of the divestitures in further detail and Note 7 for relevant detail regarding segment presentation.
13. Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land at the end of oil and gas production operations. Changes in asset retirement obligations for the periods ended December 31 were as follows:

(In millions)	2020	2019
Beginning balance as of January 1	$254	$1,145
Incurred liabilities, including acquisitions	6	34
Settled liabilities, including dispositions	(12)	(1,110)
Accretion expense (included in depreciation, depletion and amortization)	12	31
Revisions of estimates	(6)	46
Held for sale(a)	—	108
Ending balance as of December 31	$254	$254
(a)In the first quarter of 2019, we closed on the sale of our working interest in the Droshky field (Gulf of Mexico), including our $98 million asset retirement obligation.
2020
•Ending balance includes $13 million classified as short-term at December 31, 2020.
2019
•Settled liabilities primarily relates to the sale of our U.K. business, which closed during the third quarter of 2019, and the sale of the Droshky field (Gulf of Mexico).
•Held for sale reflects a transfer to settled liabilities during 2019. This transfer was primarily related to the Droshky field (Gulf of Mexico) which was considered held for sale at year-end 2018 and closed in the first quarter of 2019.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

14. Leases
Supplemental balance sheet information related to leases was as follows:

		December 31,
(In millions)		2020	2019
Leases:	Balance Sheet Location:
Right-of-use (“ROU”) asset	Other noncurrent assets	$133	$199
Current portion of long-term lease liability	Other current liabilities	$70	$101
Long-term lease liability	Deferred credits and other liabilities	$67	$107
In determining our ROU assets and long-term lease liabilities, the lease standard requires certain accounting policy decisions, while also providing a number of optional practical expedients for transition accounting. Our accounting policies and the practical expedients utilized are summarized below:
•Implemented an accounting policy to not recognize any right-of-use assets and lease liabilities related to short-term leases on the balance sheet.
•Implemented an accounting policy to not separate the lease and nonlease components for all asset classes, except for vessels.
•Elected the package of practical expedients which allows us to not reassess our prior conclusions regarding the lease identification and lease classification for contracts that commenced or expired prior to the effective date.
•Elected the practical expedient pertaining to land easements which allows us to continue accounting for existing agreements under the previous accounting policies as nonlease transactions. Any modifications of existing contracts or new agreements will be assessed under the new lease accounting guidance and may become leases in the future.
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, aircraft, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
    Our leased assets may be used in joint oil and gas operations with other working interest owners. We recognize lease liabilities and ROU assets only when we are the signatory to a contract as an operator of joint properties. Such lease liabilities and ROU assets are determined based on gross contractual obligations. As we use the leased assets for joint operations, we have the contractual right to recover the other working interest owners’ share of lease costs. As a result, our lease costs are presented on a net basis, reduced for any costs recoverable from other working interest owners. The table below presents our net lease costs for the years ended December 31, 2020 and 2019 with the majority of operating lease costs expensed as incurred, while the majority of the short-term and variable lease costs are capitalized into property, plant and equipment.

(In millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease costs:
Operating lease costs(a)	$75	$84
Short-term lease costs(b)	170	321
Variable lease costs(c)	23	107
Total lease costs	$268	$512

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$100	$100
ROU assets obtained in exchange for new operating lease liabilities(d)	$46	$293
Reductions to ROU assets resulting from modifications or cancellations of operating leases	$(68)	$—
(a)Represents our net share of the ROU asset amortization and the interest expense.
(b)Represents our net share of lease costs arising from leases of less than one year but longer than one month that were not included in the lease liability.
(c)Represents our net share of variable lease payments that were not included in the lease liability.
(d)Represents the cumulative value of ROU assets recognized at lease inception during the year of 2020.  This amount is then amortized as we utilize the ROU asset, the net effect of which is the ending ROU asset of $133 million (first table above).

We use our periodic incremental borrowing rate to discount future contractual payments to their present values. The weighted average lease term and the discount rate relevant to long-term leases were two years and 3% as of December 31, 2020. The remaining annual undiscounted cash flows associated with long-term leases and the reconciliation of these cash flows to the lease liabilities recognized on the consolidated balance sheet is summarized below.

(In millions)	Operating Lease Obligations
2021	$77
2022	44
2023	11
2024	5
2025	4
Thereafter	2
Total undiscounted lease payments	$143
Less: amount representing interest	6
Total operating lease liabilities	$137
Less: current portion of long-term lease liability as of December 31, 2020	70
Long-term lease liability as of December 31, 2020	$67
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

(In millions)	Operating Lease Future Cash Receipts
2021	$6
2022	6
2023	6
2024	6
2025	6
Thereafter	53
Total undiscounted cash flows	$83
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million, to fund the estimated project costs, which was reduced effective August 2020, from $380 million to align with our revised estimate of the project costs. As of December 31, 2020, project costs incurred totaled approximately $144 million. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
15. Goodwill
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
We estimated the fair value of our International reporting unit using a combination of market and income approaches. The market approach referenced observable inputs specific to us and our industry, such as the price of our common equity, our enterprise value and valuation multiples of us and peers from the investor analyst community. The income approach utilized discounted cash flows, which were based on forecasted assumptions. Key assumptions to the income approach include future liquid hydrocarbon and natural gas pricing, estimated quantities of liquid hydrocarbons and natural gas proved and probable reserves, estimated timing of production, discount rates, future capital requirements, operating expenses and tax rates. The assumptions used in the income approach are consistent with those that management uses to make business decisions. These valuation methodologies represent Level 3 fair value measurements. Based on the results, we concluded our goodwill was fully impaired, and recorded an impairment of $95 million in the consolidated statements of income for the first quarter of 2020.
The table below displays the allocated beginning goodwill balance of our International segment along with changes in the carrying amount of goodwill for 2020 and 2019:

	December 31,
(In millions)	2020	2019
Beginning balance as of January 1, gross	$95	$97
Less: accumulated impairments	—	—
Beginning balance, net	95	97
Dispositions	—	(2)
Impairment	(95)	—
Ending balance as of December 30, net	$—	$95

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
16. Derivatives
See Note 17 for further information regarding the fair value measurement of derivative instruments. See Note 1 for discussion of the types of derivatives we may use and the reasons for them. All of our commodity derivatives and interest rate derivatives are/were subject to enforceable master netting arrangements or similar agreements under which we report net amounts. The following tables present the gross fair values of derivative instruments and the reported net amounts along with where they appear on the consolidated balance sheets.

	December 31, 2020
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$3	$1	$2	Other current assets
Commodity	7	32	(25)	Other current liabilities
Interest Rate	10	—	10	Other noncurrent assets
Total Not Designated as Hedges	$20	$33	$(13)

Cash Flow Hedges
Interest Rate	$19	$—	$19	Other noncurrent assets
Interest Rate	—	16	(16)	Deferred credits and other liabilities
Total Designated Hedges	$19	$16	$3
Total	$39	$49	$(10)

	December 31, 2019
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$9	$1	$8	Other current assets
Commodity	1	—	1	Other noncurrent assets
Commodity	—	5	(5)	Other current liabilities
Total Not Designated as Hedges	$10	$6	$4

Cash Flow Hedges
Interest Rate	$2	$—	$2	Other noncurrent assets
Total Designated Hedges	$2	$—	$2
Total	$12	$6	$6

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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
The following table sets forth outstanding derivative contracts as of December 31, 2020 and the weighted average prices for those contracts:

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	—	10,000	—	—
Weighted average price per Bbl:
Ceiling	$—	$58.72	$—	$—
Floor	$—	$37.00	$—	$—
Sold put	$—	$27.00	$—	$—
NYMEX WTI Two-Way Collars
Volume (Bbls/day)	90,000	50,000	30,000	30,000
Weighted average price per Bbl:
Ceiling	$51.86	$52.98	$51.54	$51.54
Floor	$35.44	$35.80	$35.67	$35.67
Basis Swaps - NYMEX WTI / ICE Brent (a)
Volume (Bbls/day)	3,278	—	—	—
Weighted average price per Bbl	$(7.24)	$—	$—	$—
Basis Swaps - NYMEX WTI / UHC (b)
Volume (Bbls/day)	14,000	14,000	—	—
Weighted average price per Bbl	$(1.80)	$(1.80)	$—	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	50,000	50,000	$—	$—
Weighted average price per Bbl	$(0.13)	$(0.13)	$—	$—
Natural Gas
Henry Hub (“HH”) Two-Way Collars
Volume (MMBtu/day)	250,000	200,000	200,000	200,000
Weighted average price per MMBtu:
Ceiling	$3.14	$3.05	$3.05	$3.05
Floor	$2.52	$2.50	$2.50	$2.50
HH Fixed Price Swaps
Volume (MMBtu/day)	50,000	50,000	50,000	50,000
Weighted average price per MMBtu	$2.88	$2.88	$2.88	$2.88
NGL
Fixed Price Propane Swaps (c)
Volume (Bbls/day)	5,000	5,000	5,000	5,000
Weighted average price per Bbl	$23.19	$23.19	$23.19	$23.19
(a)The basis differential price is indexed against Intercontinental Exchange (“ICE”) Brent and NYMEX WTI.
(b)The basis differential price is indexed against U.S. Sweet Clearbrook (“UHC”) and NYMEX WTI.
(c)The fixed price propane swap is priced at Mont Belvieu Spot Gas Liquids Prices: Non-TET Propane.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth outstanding derivative contracts entered into between January 1, 2021 and February 15, 2021, and the weighted average prices for those contracts.

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
Basis Swaps - NYMEX WTI / UHC (a)
Volume (Bbls/day)	344	1,000	—	—
Weighted average price per Bbl	$(1.80)	$(1.80)	$—	$—
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	—	30,000	10,000	—
Weighted average price per Bbl:
Ceiling	$—	$62.36	$65.18	$—
Floor	$—	$40.67	$45.00	$—
Sold put	$—	$30.67	$35.00	$—
WTI Fixed Price Swaps
Volume (Bbls/day)	20,000	—	—	—
Weighted average price per Bbl	$50.35	$—	$—	$—
(a)The basis differential price is indexed against U.S. Sweet Clearbrook (“UHC”) and NYMEX WTI.
    The mark-to-market impact and settlement of these commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Year Ended December 31,
(In millions)	2020	2019	2018
Unrealized mark-to-market gain (loss)	$(27)	$(124)	$267
Net settlements of commodity derivative instruments	$143	$52	$(281)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps to hedge the variations in cash flows as a result of fluctuations in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate related to forecasted interest payments of a future debt issuance in 2022. Each respective derivative contract can be tied to an anticipated underlying dollar notional amount. During the third quarter of 2020, we de-designated these forward starting interest rate swaps previously designated as cash flow hedges. At December 31, 2020, accumulated other comprehensive income included a net deferred loss of $2 million related to the de-designated forward starting interest rate swaps previously designated as cash flow hedges. No portion of this amount has been reclassified from accumulated other comprehensive income as of December 31, 2020. We expect to reclassify this amount into earnings as an adjustment to net interest and other upon the occurrence of the forecasted transactions.
The following table presents, by maturity date, information about our de-designated forward starting interest rate swap agreements, including the rate.

	December 31, 2020		December 31, 2019
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
November 1, 2022	$500	0.99%	$—	—%

The following table sets forth the net impact of the forward starting interest rate swap derivatives de-designated as cash flow hedges on other comprehensive income (loss).

(In millions)	Year Ended December 31, 2020
Interest Rate Swaps
Beginning balance	$—
Change in fair value recognized in other comprehensive income (loss)	(2)
Ending balance	$(2)

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
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month London Interbank Offered Rate (“LIBOR”) component of future lease payments of our future Houston office. These swaps will settle monthly on the same day the lease payment is made with the first swap settlement occurring in January 2022. We expect the first lease payment to commence sometime in the period from December 2021 to May 2022. The last swap will mature in September 2026. See Note 14 for further details regarding the lease of the new Houston office.
The following table presents information about our interest rate swap agreements, including the weighted average LIBOR-based, fixed rate.

	December 31, 2020		December 31, 2019
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
June 1, 2025	$350	0.95%	$—	—%
September 9, 2026	$320	1.51%	$320	1.51%
At December 31, 2020, accumulated other comprehensive income included deferred gains of $2 million related to forward starting interest rate swaps designated as cash flow hedges. No amounts related to these swaps are expected to impact the consolidated statements of income in the next 12 months.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
17. Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 by hierarchy level.

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$10	$—	$10
Interest rate - designated as cash flow hedges	—	19	—	19
Derivative instruments, assets	$—	$29	$—	$29
Derivative instruments, liabilities
Commodity(a)	$—	$(23)	$—	$(23)
Interest rate - designated as cash flow hedges	—	(16)	—	(16)
Derivative instruments, liabilities	$—	$(39)	$—	$(39)
Total	$—	$(10)	$—	$(10)

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$7	$—	$7
Interest rate - designated as cash flow hedges	—	2	—	2
Derivative instruments, assets	$—	$9	$—	$9
Derivative instruments, liabilities
Commodity(a)	$(3)	$—	$—	$(3)
Derivative instruments, liabilities	$(3)	$—	$—	$(3)
Total	$(3)	$9	$—	$6
(a)Derivative instruments are recorded on a net basis in our consolidated balance sheet (See Note 16).
Commodity derivatives include three-way collars, two-way collars, fixed price swaps, basis swaps and NYMEX roll basis swaps. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For swaps, inputs to the models include only commodity prices and interest rates and are categorized as Level 1 because all assumptions and inputs are observable in active markets throughout the term of the instruments. For three-way collars and two-way collars, inputs to the models include commodity prices, and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
The forward starting interest rate swaps are measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 16 for details on the forward starting interest swaps.
Fair Values – Goodwill
See Note 15 for detail information relating to goodwill.
Fair Values – Nonrecurring
See Note 5 and Note 12 for detail on our fair values for nonrecurring items, such as impairments.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at December 31, 2020 and 2019.

	December 31,
	2020		2019
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$4	$4	$4	$4
Other noncurrent assets	24	37	26	38
Total financial assets	$28	$41	$30	$42
Financial liabilities
Other current liabilities	$72	$103	$62	$90
Long-term debt, including current portion(a)	6,077	5,431	6,174	5,529
Deferred credits and other liabilities	103	76	99	86
Total financial liabilities	$6,252	$5,610	$6,335	$5,705
(a)Excludes debt issuance costs.
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
18. Debt
Revolving Credit Facility
As of December 31, 2020, we had no borrowings on our $3.0 billion unsecured revolving credit facility (“Credit Facility”). The Credit Facility matures on May 28, 2023 and we retain the ability to request two one-year extensions of the maturity date.
The Credit Facility includes a single financial covenant requiring that our ratio of total debt to total capitalization not exceed 65% as of the last day of each fiscal quarter. This covenant calculation was modified in December 2020, when we executed the fifth amendment to our credit facility. The primary changes resulting from this amendment are (i) a modification to the debt to total capitalization covenant calculation that permits an add-back to shareholders’ equity for certain non-cash write-downs, (ii) the addition of certain customary events of default, including a cross payment event of default and (iii) certain restrictions on the incurrence of subsidiary indebtedness. Under the amended definition, our total debt to total capitalization ratio was 26% at December 31, 2020.
If an event of default occurs, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
Long-term debt
The following table details our long-term debt:

	December 31,
(In millions)	2020	2019
Senior unsecured notes:
2.800% notes due 2022(a)	$500	$1,000
9.375% notes due 2022(b)	32	32
Series A notes due 2022(b)	3	3
8.500% notes due 2023(b)	70	70
8.125% notes due 2023(b)	131	131
3.850% notes due 2025(a)	900	900
4.400% notes due 2027(a)	1,000	1,000
6.800% notes due 2032(a)	550	550
6.600% notes due 2037(a)	750	750
5.200% notes due 2045(a)	500	500
Bonds:(c)
2.00% bonds due 2037	200	200
2.10% bonds due 2037	200	200
2.20% bonds due 2037	200	200
2.125% bonds due 2037	200	—
2.375% bonds due 2037	200	—
Total(b)	5,436	5,536
Unamortized discount	(5)	(7)
Unamortized debt issuance cost	(27)	(28)
Total long-term debt	$5,404	$5,501
(a)These notes contain a make-whole provision allowing us to repay the debt at a premium to market price.
(b)In the event of a change in control, as defined in the related agreements, debt obligations totaling $236 million at December 31, 2020 may be declared immediately due and payable.
(c)Mandatory purchase dates for these bonds: April 1, 2023 for the 2.00% bonds; July 1, 2024 for the 2.10% bonds; July 1, 2026 for the 2.20% bonds; July 1, 2024 for the 2.125% bonds; and July 1, 2026 for the 2.375% bonds. Subsequent to the various mandatory purchase dates, we will also have the right to convert and remarket these any time up to the 2037 maturity date.
The following table shows future debt payments:

(In millions)
2021	$—
2022	535
2023	401
2024	400
2025	900
Thereafter	3,200
Total long-term debt, including current portion	$5,436
Debt Remarketing
On August 18, 2020, we closed a $400 million remarketing to investors of sub-series B bonds which are part of the $1 billion St. John the Baptist, State of Louisiana revenue refunding bonds originally issued and purchased in December 2017.
Debt Repurchases
In October 2020, we repurchased $500 million of our 2.8% Senior Notes due 2022 (“2022 Notes”). The remaining $500 million of the 2022 Notes is included in long-term debt on our consolidated balance sheet as of December 31, 2020.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
19. Incentive Based Compensation
Description of stock-based compensation plans – The Marathon Oil Corporation 2019 Incentive Compensation Plan (the “2019 Plan”) was approved by our stockholders in May 2019 and authorizes the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights (“SARs”), stock awards (including restricted stock and restricted stock unit awards), performance unit awards and cash awards to employees. The 2019 Plan also allows us to provide equity compensation to our non-employee directors. No more than 27.9 million shares of our common stock may be issued under the 2019 Plan. In connection with the granting of an award under the 2019 Plan, the number of shares available for issuance under the 2019 Plan will be reduced by one share for each share of our common stock in respect of which the award is granted, except the awards that by their terms do not permit settlement in shares of our common stock will not reduce the number of shares of common stock available for issuance under the 2019 Plan.
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
SARs – At December 31, 2020, there are no SARs outstanding.
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
Total stock-based compensation expense – Total employee stock-based compensation expense was $55 million, $60 million and $53 million in 2020, 2019 and 2018. Due to the full valuation allowance on our net federal deferred tax assets, we recognized no tax benefit during these years. Cash received upon exercise of stock option awards was less than $1 million in

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
2020 and $1 million and $26 million in 2019 and 2018, respectively. There were no tax benefits recognized for deductions for stock awards settled during 2020, 2019 and 2018.
 Stock option awards – During 2020, 2019 and 2018 we granted stock option awards to officer employees. The weighted average grant date fair value of these awards was based on the following weighted average Black-Scholes assumptions:

	2020	2019	2018
Exercise price per share	$10.47	$16.79	$14.52
Expected annual dividend yield	1.9%	1.2%	1.4%
Expected life in years	6.14	5.82	6.45
Expected volatility	44%	43%	43%
Risk-free interest rate	1.5%	2.5%	2.8%
Weighted average grant date fair value of stock option awards granted	$3.82	$6.62	$5.83
The following is a summary of stock option award activity in 2020.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	5,659,731	$23.55
Granted	1,132,808	$10.47
Exercised	(52,333)	$7.22
Canceled	(725,951)	$25.44
Outstanding at end of year	6,014,255	$21.00	5 years
Exercisable at end of year	4,219,975	$24.63	4 years	$—
Expected to vest	1,766,804	$12.50	9 years	$—
The intrinsic value of stock option awards exercised during 2018 was $13 million while it was immaterial during 2020 and 2019.
As of December 31, 2020, unrecognized compensation cost related to stock option awards was $4 million, which is expected to be recognized over a weighted average period of 1 year.
 Restricted stock awards and restricted stock units – The following is a summary of restricted stock and restricted stock unit award activity in 2020.

	Awards	Weighted Average Grant Date Fair Value
Unvested at beginning of year	7,174,386	$15.88
Granted	5,390,960	$8.50
Vested	(3,127,762)	$15.76
Canceled	(1,585,830)	$11.65
Unvested at end of year	7,851,754	$11.72
The vesting date fair value of restricted stock awards which vested during 2020, 2019 and 2018 was $49 million, $48 million and $48 million. The weighted average grant date fair value of restricted stock awards was $11.72, $15.88 and $14.04 for awards unvested at December 31, 2020, 2019 and 2018.
As of December 31, 2020 there was $48 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted average period of 1 year.
Stock-based performance unit awards – During 2020, 2019 and 2018 we granted 1,038,676, 656,636 and 754,140 stock-based performance unit awards to officers. At December 31, 2020, there were 1,658,088 units outstanding. Total stock-based performance unit awards expense was $5 million, $7 million and $13 million in 2020, 2019 and 2018.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
The key assumptions used in the Monte Carlo simulation to determine the fair value of stock-based performance units granted in 2020, 2019 and 2018 were:

	2020(a)	2019(a)	2018
Valuation date stock price	$10.47	$16.79	$13.69
Expected annual dividend yield	1.9%	1.2%	1.5%
Expected volatility	39%	43%	41%
Risk-free interest rate	1.4%	2.5%	1.5%
Fair value of stock-based performance units outstanding	$10.55	$20.66	$17.29
(a)Represents key assumptions at grant date, as 2020 and 2019 performance unit awards are settled in stock.

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
We also have plans for other postretirement benefits covering our U.S. employees. Health care benefits are provided up to age 65 through comprehensive hospital, surgical and major medical benefit provisions subject to various cost-sharing features. Post-65 retiree health care benefits have been provided to certain U.S. employees on a defined contribution basis; this program terminated effective as of December 31, 2020. Life insurance benefits are provided to certain retiree beneficiaries. These other postretirement benefits are not funded in advance. Employees hired after 2016 are not eligible for any postretirement health care or life insurance benefits.
Obligations and funded status – The following summarizes the obligations and funded status for our defined benefit pension and other postretirement plans.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

	Pension Benefits				Other Benefits
	2020		2019		2020	2019
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	U.S.
Accumulated benefit obligation	$298	$—	$343	$—	$80	$89

Change in pension benefit obligations:
Beginning balance	$354	$—	$326	$511	$89	$96
Service cost	19	—	19	—	1	1
Interest cost	9	—	12	8	2	3
Plan amendment	—	—	—	—	—	—
Divestiture(a)	—	—	—	(549)	—	—
Actuarial loss	36	—	48	36	4	9
Foreign currency exchange rate changes	—	—	—	6	—	—
Gain due to curtailment(a)	(1)	—	—	—	—	—
Settlements paid	(104)	—	(45)	—	—	—
Benefits paid	(5)	—	(6)	(12)	(16)	(20)
Ending balance	$308	$—	$354	$—	$80	$89
Change in fair value of plan assets:
Beginning balance	$236	$—	$203	$594	$—	$—
Actual return on plan assets	18	—	44	68	—	—
Employer contributions	49	—	40	8	16	20
Foreign currency exchange rate changes	—	—	—	8	—	—
Divestiture(b)	—	—	—	(666)	—	—
Settlements paid	(104)	—	(45)	—	—	—
Benefits paid	(5)	—	(6)	(12)	(16)	(20)
Ending balance	$194	$—	$236	$—	$—	$—
Funded status of plans at December 31	$(114)	$—	$(118)	$—	$(80)	$(89)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	(4)	—	(6)	—	(10)	(18)
Noncurrent liabilities	(110)	—	(112)	—	(70)	(71)
Accrued benefit cost	$(114)	$—	$(118)	$—	$(80)	$(89)
Pretax amounts in accumulated other comprehensive loss:
Net loss	$72	$—	$85	$—	$24	$23
Prior service credit	(19)	—	(29)	—	(97)	(129)
(a)Related to workforce reductions, which reduced the future expected years of service for employees participating in the plans.
(b)Refer to Note 5 for further information on the sale of our U.K. business.

The pension and postretirement plans each experienced net actuarial losses in 2020. A decrease in discount rate used to measure the plans, which increased their respective benefit obligations, was the primary source of the actuarial losses.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
Components of net periodic benefit costs and other comprehensive (income) loss – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive (income) loss for our defined benefit pension and other postretirement plans.

	Pension Benefits					Other Benefits
	Year Ended December 31,					Year Ended December 31,
	2020	2019		2018		2020	2019	2018
(In millions)	U.S.	U.S.	Int’l	U.S.	Int’l	U.S.	U.S.	U.S.
Components of net periodic benefit costs:
Service cost	$19	$19	$—	$18	$—	$1	$1	$2
Interest cost	9	12	8	12	14	2	3	7
Expected return on plan assets	(11)	(10)	(11)	(11)	(24)	—	—	—
Amortization:
- prior service credit	(6)	(7)	—	(10)	—	(18)	(19)	(8)
- actuarial loss	9	7	—	11	—	2	1	1
Net settlement loss(a)	30	12	—	18	3	—	—	—
Net curtailment gain(b)	(3)	—	—	—	—	(14)	—	—
Net periodic benefit cost (credit) (c)	$47	$33	$(3)	$38	$(7)	$(27)	$(14)	$2
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss (pretax):
Actuarial loss (gain)	$27	$14	$(21)	$(4)	$8	$4	$9	$(15)
Settlement loss and amortization of actuarial gain (loss)	(40)	(19)	(41)	(29)	(3)	(2)	(1)	(1)
Prior service cost (credit)	—	—	—	—	3	—	—	(99)
Curtailment gain and amortization of prior service credit (cost)	10	7	(6)	10	—	32	19	8
Total recognized in other comprehensive (income) loss	$(3)	$2	$(68)	$(23)	$8	$34	$27	$(107)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$44	$35	$(71)	$15	$1	$7	$13	$(105)
(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest costs for that year.
(b)Related to workforce reductions, which reduced the future expected years of service for employees participating in the plans.
(c)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2020, 2019 and 2018.

	Pension Benefits				Other Benefits
	2020	2019	2018		2020	2019	2018
(In millions)	U.S.	U.S.	U.S.	Int’l	U.S.	U.S.	U.S.
Weighted average assumptions used to determine benefit obligation:
Discount rate	2.52%	3.13%	4.26%	2.90%	2.02%	2.91%	4.09%
Rate of compensation increase(a)	0.50%	4.50%	4.00%	—%	0.50%	4.50%	4.00%
Cash balance interest crediting	3.00%	3.00%	3.26%	—%	—%	—%	—%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.90%	3.70%	3.88%	2.50%	2.63%	4.09%	3.54%
Expected long-term return on plan assets	6.00%	6.25%	6.50%	3.70%	—%	—%	—%
Rate of compensation increase	4.50%	4.00%	4.00%	—%	4.50%	4.00%	4.00%
Cash balance interest crediting	3.00%	3.00%	3.00%	—%	—%	—%	—%
(a)The assumed rate of compensation increase is 0.50% for the year 2021 and 4.50% for future years.
Expected long-term return on plan assets – The expected long-term return on plan assets assumption for our U.S. pension plan is determined based on an internally developed asset rate-of-return modeling tool which utilizes underlying assumptions based on actual returns by asset category and inflation and takes into account our U.S. pension plan’s asset allocation. The expected return for each asset category is then weighted based on the actual asset allocation to develop the overall expected long-term return on plan assets assumption.
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
In the fourth quarter of 2018, we terminated the post-65 retiree health benefits effective as of December 31, 2020. The post-65 retiree health benefits will no longer be provided after that date. In addition, the pre-65 retiree medical coverage subsidy was frozen as of January 1, 2019, and the ability for retirees to opt in and out of this coverage, as well as pre-65 retiree dental and vision coverage, was also eliminated. Retirees must enroll in connection with retirement for such coverage, or they lose eligibility. These plan changes reduced our retiree medical benefit obligation by approximately $99 million at December 31, 2018.
Plan investment policies and strategies – The investment policies for our U.S. pension plan assets reflect the funded status of the plan and expectations regarding our future ability to make further contributions. Long-term investment goals are to: (1) manage the assets in accordance with applicable legal requirements; (2) produce investment returns which meet or exceed the rates of return achievable in the capital markets while maintaining the risk parameters set by the plan’s investment committees and protecting the assets from any erosion of purchasing power; and (3) position the portfolios with a long-term risk/return orientation. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.
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
Fair value measurements – Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset class at December 31, 2020 and 2019.
Cash and cash equivalents – Cash and cash equivalents are valued using a market approach and are considered Level 1.
Equity securities – Investments in common stock are valued using a market approach at the closing price reported in an active market and are therefore considered Level 1. Private equity investments include interests in limited partnerships which

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
are valued based on the sum of the estimated fair values of the investments held by each partnership, determined using a combination of market, income and cost approaches, plus working capital, adjusted for liabilities, currency translation and estimated performance incentives. These private equity investments are considered Level 3.
Fixed income securities – Fixed income securities are valued using a market approach. U.S. treasury notes and exchange traded funds (“ETFs”) are valued at the closing price reported in an active market and are considered Level 1. Corporate bonds, private placements and GNMA/FNMA/FHLMC pools are valued using calculated yield curves created by models that incorporate various market factors. Primarily investments are held in U.S. and non-U.S. corporate bonds in diverse industries and are considered Level 2. Forward contracts included under government securities are traded in the over-the-counter market and occur between two parties only with no intermediary. The details of each contract such as trade size, price and maturity are tailored to each security and negotiated between the two parties, as such, these investments are considered Level 3. Other fixed income investments include zero coupon and interest rate swaps.
Other – Other investments are comprised of an unallocated annuity contract, two limited liability companies and real estate. All are considered Level 3, as significant inputs to determine fair value are unobservable.
Commingled funds – The investment in the commingled funds are valued using the net asset value of units held as a practical expedient. The commingled funds consist of equity and fixed income portfolios with underlying investments held in U.S. and non-U.S. securities.
The following tables present the fair values of our defined benefit pension plan’s assets, by level within the fair value hierarchy, as of December 31, 2020 and 2019.

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Equity securities:
Common stock	$61	$—	$—	$61
Private equity	—	—	8	8
Other	—	—	18	18
Total investments, at fair value	61	—	26	87
Commingled funds(a)	—	—	—	107
Total investments	$61	$—	$26	$194

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
	U.S.	U.S.	U.S.	U.S.
Cash and cash equivalents(b)	$(7)	$—	$—	$(7)
Equity securities:
Common stock	75	—	—	75
Private equity	—	—	10	10
Fixed income securities:
Corporate	—	2	—	2
Exchange traded funds	3	—	—	3
Government	31	11	5	47
Other	—	—	18	18
Total investments, at fair value	102	13	33	148
Commingled funds(a)	—	—	—	88
Total investments	$102	$13	$33	$236
(a)After the adoption of the FASB update for the fair value hierarchy, we separately report the investments for which fair value was measured using the net asset value per share as a practical expedient. Amounts presented in this table are intended to reconcile the fair value hierarchy to the pension plan assets.
(b)The negative cash balance was due to the timing of when investment trades occur and when they settle.

The activity during the year ended December 31, 2020 and 2019, for the assets using Level 3 fair value measurements was immaterial.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Cash flows
Estimated future benefit payments – The following gross benefit payments, which were estimated based on actuarial assumptions applied at December 31, 2020 and reflect expected future services, as appropriate, are to be paid in the years indicated.

(In millions)	Pension Benefits	Other Benefits
2021	$31	$10
2022	28	9
2023	27	8
2024	25	7
2025	23	6
2026 through 2030	$104	$23
Contributions to defined benefit plans – We expect to make contributions to the funded pension plan of up to $40 million in 2021. Cash contributions to be paid from our general assets for the unfunded portion of our pension and postretirement plans are expected to be approximately $3 million and $10 million in 2021.
Contributions to defined contribution plans – We contribute to several defined contribution plans for eligible employees. Contributions to these plans totaled $13 million, $18 million and $22 million in 2020, 2019 and 2018.
21.  Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Year Ended December 31,
(In millions)	2020	2019	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$24	$26
Amortization of actuarial loss	(11)	(8)
Net settlement loss	(30)	(12)
Net curtailment gain	17	—
	—	6	Other net periodic benefit credits
Other
U.K pension plan transferred to buyer (a)(b)	—	83
Foreign currency translation adjustment related to sale of U.K. business(b)	—	30
Income taxes related to sale of U.K. business (b)	—	(45)
	—	68	Net gain on disposal of assets
Other insignificant items	—	1	Net interest and other
Total reclassifications to expense, net of tax (c)	$—	$75	Net income
(a)See Note 20 for detail on the U.K. pension plan.
(b)See Note 5 for detail on the U.K. disposition.
(c)During 2020 and 2019 we had a full valuation allowance on net federal deferred tax assets in the U.S. and as such, there is no tax impact to our postretirement and postemployment plans other than on the sale of the U.K. business.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
22. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2020	2019	2018
Included in operating activities:
Interest paid, net of amounts capitalized	$251	$253	$255
Income taxes paid to (received from) taxing authorities, net of refunds(a)	(51)	73	287
Noncash investing activities:
Increase (decrease) in asset retirement costs	$—	$80	$(183)
Asset retirement obligations assumed by buyer(b)	—	1,082	82
(a)2020, 2019 and 2018 includes $94 million, $90 million and $37 million, related to tax refunds.
(b)In 2019, our dispositions include the sale of the Droshky field (Gulf of Mexico), the sale of our non-operated interest in the Atrush block in Kurdistan and the sale of our U.K. business. See Note 5 for further detail on dispositions.

Other noncash investing activities include accrued capital expenditures as of December 31, 2020, 2019 and 2018 of $95 million, $288 million and $250 million.
23. Other Items
Net interest and other

	Year Ended December 31,
(In millions)	2020	2019	2018
Interest:
Interest income	$5	$25	$32
Interest expense	(279)	(280)	(280)
Income on interest rate swaps	12	—	—
Total interest	(262)	(255)	(248)
Other:
Net foreign currency gain	—	4	9
Other	6	7	13
Total other	6	11	22
Net interest and other	$(256)	$(244)	$(226)
Foreign currency – Aggregate foreign currency gains were included in the consolidated statements of income as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Net interest and other	$—	$4	$9
Provision for income taxes	—	2	10
Aggregate foreign currency gains	$—	$6	$19

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
24. Equity Method Investments
During 2020, 2019 and 2018 our equity method investees were considered related parties and included:
•EGHoldings, in which we have a 60% noncontrolling interest. EGHoldings is engaged in LNG production activity.
•Alba Plant LLC, in which we have a 52% noncontrolling interest. Alba Plant LLC processes LPG.
•AMPCO, in which we have a 45% noncontrolling interest. AMPCO is engaged in methanol production activity.
Our equity method investments are summarized in the following table:

	Ownership as of	December 31,
(In millions)	December 31, 2020	2020	2019
EGHoldings	60%	$113	$310
Alba Plant LLC	52%	168	163
AMPCO	45%	166	190
Total		$447	$663
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $49 million in 2020, $105 million in 2019 and $270 million in 2018.
During the year ended December 31, 2020, we recorded impairments of $171 million to an investment in an equity method investee, which was reflected in income (loss) from equity method investments in our consolidated statements of income. See Note 12 to the consolidated financial statements for further information on the equity method investee impairment.
Summarized financial information for equity method investees is as follows:

(In millions)	2020	2019	2018
Income data – year:
Revenues and other income	$586	$832	$1,269
Income (loss) from operations	16	250	588
Net income (loss)	(3)	187	459
Balance sheet data – December 31:
Current assets	$389	$455
Noncurrent assets	941	1,049
Current liabilities	235	284
Noncurrent liabilities	170	183
Revenues from related parties were $38 million, $42 million and $48 million in 2020, 2019 and 2018, respectively, with the majority related to EGHoldings in all years.
Current receivables from related parties at December 31, 2020 and 2019 were $24 million and $28 million, with the majority related to EGHoldings in 2020 and EGHoldings and Alba Plant LLC for 2019. Payables to related parties were $13 million and $11 million at December 31, 2020 and 2019, respectively, with the majority related to Alba Plant LLC in both periods.
25. Stockholders’ Equity
During 2020, we acquired approximately 9 million of common shares at a cost of $85 million, which are held as treasury stock. During 2019, we acquired 24 million of common shares at a cost of $345 million under the same program. As of December 31, 2020 the total remaining share repurchase authorization was $1.3 billion. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. The repurchase program does not include specific price targets or timetables.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
26. Commitments and Contingencies
In the second quarter of 2019, Marathon E.G. Production Limited (“MEGPL”), a consolidated and wholly-owned subsidiary, signed a series of agreements to process third-party Alen Unit gas through existing infrastructure located in Punta Europa, E.G. Our equity method investee, Alba Plant LLC, is also a party to some of the agreements. These agreements contain clauses that require MEGPL to indemnify the owners of the Alen Unit against injury to Alba Plant LLC’s personnel and damage to or loss of Alba Plant LLC’s automobiles, as well as third party claims caused by Alba Plant and certain environmental liabilities arising from certain hydrocarbons in the custody of Alba Plant LLC. Pursuant to these agreements, MEGPL agreed to indemnify third party property or events, including environmental liabilities, injury to Alba Plant LLC’s personnel and damage to or loss of Alba Plant LLC’s automobiles. At this time, we cannot reasonably estimate this obligation as we do not have any history of prior indemnification claims or environmental discharge or contamination. Therefore, we have not recorded a liability with respect to these indemnities since the amount of potential future payments under these indemnification clauses is not determinable.
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC.  Payment by us would be required if either of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was $4 million as of December 31, 2020, with a corresponding receivable from our investees. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.
Various groups, including the State of North Dakota and three Indian tribes represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River. As a result, as of December 31, 2020, we have a $107 million current liability in suspended royalty and working interest revenue, including interest, and have a long-term receivable of $23 million for capital and expenses.
In December 2019, we received a Notice of Violation from the North Dakota Department of Environmental Quality related to a release of produced water in North Dakota and a verbal notice of enforcement in January 2020 from the North Dakota Industrial Commission, related to a release of produced water in North Dakota. In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. The enforcement actions will likely result in monetary sanctions and corrective actions yet-to-be specified; however, we do not believe this enforcement actions would have a material adverse effect on our consolidated financial position, results of operations or cash flow.
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
Environmental matters – We have incurred and will continue to incur capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations. If these expenditures, as with all costs, are not ultimately offset by the prices we receive for our products and services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas and production processes. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance.
At December 31, 2020 and 2019, accrued liabilities for remediation were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
Guarantees – Over the years, we have sold various assets in the normal course of our business. Certain of the related agreements contain performance and general guarantees, including guarantees regarding inaccuracies in representations, warranties, covenants and agreements and environmental and general indemnifications that require us to perform upon the occurrence of a triggering event or condition. These guarantees and indemnifications are part of the normal course of selling assets. We are typically not able to calculate the maximum potential amount of future payments that could be made under such

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements
contractual provisions because of the variability inherent in the guarantees and indemnities. Most often, the nature of the guarantees and indemnities is such that there is no appropriate method for quantifying the exposure because the underlying triggering event has little or no past experience upon which a reasonable prediction of the outcome can be based.
Contract commitments – At December 31, 2020 and 2019, contractual commitments to acquire property, plant and equipment totaled $15 million and $41 million.
In connection with the sale of our operated producing properties in the greater Ewing Bank area and non-operated producing interests in the Petronius and Neptune fields in the Gulf of Mexico, we retained an overriding royalty interest in the properties. As part of the sale agreement, cumulative proceeds associated with the production of our override were $57 million as of December 31, 2020, and are dedicated solely to the satisfaction of the corresponding future abandonment obligations of the properties. The term of our override ends once sales proceeds equal $70 million.

Select Quarterly Financial Data (Unaudited)

	2020				2019
(In millions, except per share data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues from contracts with customers	$1,024	$490	$761	$822	$1,200	$1,381	$1,249	$1,233
Income (loss) before income taxes (a)(b)	(49)	(765)	(310)	(341)	27	193	175	(3)
Net income (loss)	$(46)	$(750)	$(317)	$(338)	$174	$161	$165	$(20)

Income (loss) per basic and diluted share:
Net income (loss)	$(0.06)	$(0.95)	$(0.40)	$(0.43)	$0.21	$0.20	$0.21	$(0.03)
Dividends paid per share	$0.05	$—	$—	$0.03	$0.05	$0.05	$0.05	$0.05
(a)      The first quarter of 2020, includes mark-to-market gain on commodity derivatives of $171 million and a full impairment of goodwill in our International reporting unit of $95 million. (See Item 8. Financial Statements and Supplementary Data – Note 15 to the consolidated financial statements). Additionally, the second and third quarters of 2020 include impairments on an equity method investment of $152 million and $18 million, respectively. The fourth quarter of 2020 also includes $46 million of proved property impairments and $78 million of unproved property impairments. (For more information on impairments, see Item 8. Financial Statements and Supplementary Data – Note 12 to the consolidated financial statements).
(b)     The first and fourth quarter of 2019 includes a mark-to-market loss on commodity derivatives of $113 million and $55 million.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

The supplementary information is disclosed by the following geographic areas: the U.S.; E.G.; Libya; and Other International (“Other Int’l”), which includes the U.K. and the Kurdistan Region of Iraq. For further details on our dispositions that affect the information included in this supplemental information, see Note 5.
Preparation of Reserve Estimates
All estimates of reserves are made in compliance with SEC Rule 4-10 of Regulation S-X. Crude oil and condensate, NGLs, and natural gas reserve estimates are reviewed and approved by our Corporate Reserves Group (“CRG”), which includes our Vice President of Corporate Reserves and his staff of Reserve Coordinators. Crude oil and condensate, NGLs and natural gas reserve estimates are developed or reviewed by Qualified Reserves Estimators (“QREs”). QREs are petro-technical professionals located throughout our organization who meet the qualifications we have established for employees engaged in estimating reserves and resources. QREs have the education, experience and training necessary to estimate reserves and resources in a manner consistent with all external reserve estimation regulations and internal resource estimation directives and practices. QREs generally hold at least a Bachelor of Science degree in the appropriate technical field, have a minimum of five years of industry experience with at least three years in reserve estimation and have completed our QRE training course. All reserves changes (including proved) must be approved by our Asset leadership and CRG. Additionally, any change to proved reserve estimates in excess of 5 mmboe on a total field basis, within a single month, must be approved by the Vice President of Corporate Reserves.
The Vice President of Corporate Reserves, who reports to our Executive Vice President and Chief Financial Officer, has a Bachelor of Science degree in petroleum engineering and is a registered Professional Engineer in Texas and Colorado. In his 22 years with Marathon Oil, he has held numerous engineering and management positions related to the Company’s U.S. production operations in Oklahoma, Colorado and North Dakota, as well as international production operations in Aberdeen and Kurdistan. Prior positions include Vice President of petro-technical support teams (Technology Application) and Regional Vice President of the Bakken Asset. He is a 25 year member of the Society of Petroleum Engineers (“SPE”).
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
Audits of Estimates
We have established a robust series of internal controls, policies and processes intended to ensure the quality and accuracy of our internal reserve estimates. We also engage third-party consultants to audit our estimates of proved reserves. Our policy requires that audits are provided that comprise at least 80% of our total proved reserves over a rolling four-year period, adjusted for dispositions. We have conducted our audits on a one-year in arrears basis and accordingly, our third-party consultants have not yet performed any audits of our reserve estimates for the year-ended December 31, 2020. In calculating our proved reserve audit coverage percentage, we only include the most recent year a field was audited within the rolling four-year period. To illustrate, our third-party proved reserve audit conducted during 2020 was for reserve estimates as of December 31, 2019 and covered reserves in Equatorial Guinea (169 mmboe). The reserve audits conducted during 2019 were for reserve estimates as of December 31, 2018 and included reserves in Eagle Ford (347 mmboe) and Oklahoma (255 mmboe), which is reflected net of 2019 production in calculating our audit coverage as of December 31, 2020. The reserve audits conducted during 2018 were for reserve estimates as of December 31, 2017 and included reserves in Bakken (283 mmboe), which is reflected net of 2018 and 2019 production in calculating our audit coverage as of December 31, 2020. On this basis, our third-party reserve audits covered 88% of our total proved reserves, excluding dispositions. An audit tolerance at a field level of +/- 10% to our internal estimates has been established. All audits conducted during this period fell within the established tolerance.
For the reserve estimates as of December 31, 2019, Netherland, Sewell & Associates, Inc. (“NSAI”) prepared a reserves certification for the Alba field in E.G. The NSAI summary report is filed as an exhibit to this Annual Report on Form 10-K. Members of the NSAI team have multiple years of industry experience, having worked for large, international oil and gas companies before joining NSAI. NSAI’s technical team members meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the SPE. The senior technical advisor has over 16 years of practical experience in petroleum engineering and the estimation and evaluation of reserves and is a registered Professional Engineer in the State of Texas. The second team member has over 14 years of practical experience in petroleum geosciences and is a licensed Professional Geoscientist in the State of Texas.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Ryder Scott Company performed audits for reserve estimates of our fields as of December 31, 2018 and 2017. Their summary reports are filed as exhibits to this Annual Report on Form 10-K. The team lead for Ryder Scott has over 38 years of industry experience, having worked for a major financial advisory services group before joining Ryder Scott. He is a 25 year member of SPE and is a registered Professional Engineer in the State of Texas.
Estimated Quantities of Proved Oil and Gas Reserves
The estimation of net recoverable quantities of crude oil and condensate, NGLs and natural gas is a highly technical process which is based upon several underlying assumptions that are subject to change. Proved reserves are determined using “SEC Pricing”, calculated as an unweighted arithmetic average of the first-day-of-the-month closing price for each month. As discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates, commodity prices are volatile which can have an impact on proved reserves. If crude oil prices in the future average below prices used to determine proved reserves at December 31, 2020, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. Future reserve revisions could also result from changes in capital funding, drilling plans and governmental regulation, among other things. It is difficult to estimate the magnitude of any potential price change and the effect on proved reserves, due to numerous factors (including future crude oil price and performance revisions).
The table below provides the 2020 SEC pricing for certain benchmark prices:

2020 SEC Pricing
WTI crude oil (per bbl)	$39.57
Henry Hub natural gas (per mmbtu)	$1.99
Brent crude oil (per bbl)	$41.77
Mont Belvieu NGLs (per bbl)	$14.41

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves

(mmbbl)	U.S.	E.G.(a)	Libya(b)	Other Int'l(c)	Total
Crude oil and condensate
Proved developed and undeveloped reserves:
Beginning of year - 2018	570	39	165	26	800
Revisions of previous estimates	49	3	—	3	55
Extensions, discoveries and other additions	42	—	—	2	44
Production	(63)	(6)	(3)	(5)	(77)
Sales of reserves in place	(3)	—	(162)	(1)	(166)
End of year - 2018	595	36	—	25	656
Revisions of previous estimates	34	3	—	—	37
Purchases of reserves in place	9	—	—	—	9
Extensions, discoveries and other additions	53	—	—	—	53
Production	(69)	(6)	—	(2)	(77)
Sales of reserves in place	(3)	—	—	(23)	(26)
End of year - 2019	619	33	—	—	652
Revisions of previous estimates	(86)	(2)	—	—	(88)
Extensions, discoveries and other additions	16	—	—	—	16
Production	(65)	(5)	—	—	(70)
Sales of reserves in place	(1)	—	—	—	(1)
End of year - 2020	483	26	—	—	509
Proved developed reserves:
Beginning of year - 2018	263	39	165	17	484
End of year - 2018	287	36	—	22	345
End of year - 2019	304	30	—	—	334
End of year - 2020	301	23	—	—	324
Proved undeveloped reserves:
Beginning of year - 2018	307	—	—	9	316
End of year - 2018	308	—	—	3	311
End of year - 2019	315	3	—	—	318
End of year - 2020	182	3	—	—	185

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(mmbbl)	U.S.	E.G.(a)	Libya(b)	Other Int'l(c)	Total
Natural gas liquids
Proved developed and undeveloped reserves:
Beginning of year - 2018	229	25	—	—	254
Revisions of previous estimates	(9)	1	—	—	(8)
Extensions, discoveries and other additions	25	—	—	—	25
Production	(20)	(4)	—	—	(24)
Sales of reserves in place	(1)	—	—	—	(1)
End of year - 2018	224	22	—	—	246
Revisions of previous estimates	(21)	2	—	—	(19)
Purchases of reserves in place	5	—	—	—	5
Extensions, discoveries and other additions	19	—	—	—	19
Production	(22)	(3)	—	—	(25)
Sales of reserves in place	(1)	—	—	—	(1)
End of year - 2019	204	21	—	—	225
Revisions of previous estimates	(33)	(2)	—	—	(35)
Extensions, discoveries and other additions	6	—	—	—	6
Production	(22)	(3)	—	—	(25)
End of year - 2020	155	16	—	—	171
Proved developed reserves:
Beginning of year - 2018	118	25	—	—	143
End of year - 2018	119	22	—	—	141
End of year - 2019	122	19	—	—	141
End of year - 2020	110	14	—	—	124
Proved undeveloped reserves:
Beginning of year - 2018	111	—	—	—	111
End of year - 2018	105	—	—	—	105
End of year - 2019	82	2	—	—	84
End of year - 2020	45	2	—	—	47

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(bcf)	U.S.	E.G.(a)	Libya(b)	Other Int'l(c)	Total
Natural gas
Proved developed and undeveloped reserves:
Beginning of year - 2018	1,324	833	204	8	2,369
Revisions of previous estimates	188	35	—	4	227
Purchases of reserves in place	—	—	—	—	—
Extensions, discoveries and other additions	198	—	—	—	198
Production(d)	(156)	(153)	(1)	(5)	(315)
Sales of reserves in place	(1)	—	(203)	—	(204)
End of year - 2018	1,553	715	—	7	2,275
Revisions of previous estimates	(223)	108	—	—	(115)
Purchases of reserves in place	28	—	—	—	28
Extensions, discoveries and other additions	118	—	—	—	118
Production(d)	(160)	(133)	—	(3)	(296)
Sales of reserves in place	(38)	—	—	(4)	(42)
End of year - 2019	1,278	690	—	—	1,968
Revisions of previous estimates	7	5	—	—	12
Extensions, discoveries and other additions	45	—	—	—	45
Production(d)	(155)	(121)	—	—	(276)
Sales of reserves in place	(1)	—	—	—	(1)
End of year - 2020	1,174	574	—	—	1,748
Proved developed reserves:
Beginning of year - 2018	726	833	94	2	1,655
End of year - 2018	869	715	—	7	1,591
End of year - 2019	825	649	—	—	1,474
End of year - 2020	827	526	—	—	1,353
Proved undeveloped reserves:
Beginning of year - 2018	598	—	110	6	714
End of year - 2018	684	—	—	—	684
End of year - 2019	453	41	—	—	494
End of year - 2020	347	48	—	—	395

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(mmboe)	U.S.	E.G.(a)	Libya(b)	Other Int'l(c)	Total
Total Proved Reserves
Proved developed and undeveloped reserves:
Beginning of year - 2018	1,020	203	199	27	1,449
Revisions of previous estimates	71	8	—	5	84
Extensions, discoveries and other additions	100	—	—	2	102
Production(d)	(109)	(35)	(3)	(6)	(153)
Sales of reserves in place	(4)	—	(196)	(1)	(201)
End of year - 2018	1,078	176	—	27	1,281
Revisions of previous estimates	(23)	24	—	—	1
Purchases of reserves in place	18	—	—	—	18
Extensions, discoveries and other additions	91	—	—	—	91
Production(d)	(117)	(31)	—	(3)	(151)
Sales of reserves in place	(11)	—	—	(24)	(35)
End of year - 2019	1,036	169	—	—	1,205
Revisions of previous estimates	(118)	(4)	—	—	(122)
Extensions, discoveries and other additions	30	—	—	—	30
Production(d)	(112)	(28)	—	—	(140)
Sales of reserves in place	(1)	—	—	—	(1)
End of year - 2020	835	137	—	—	972
Proved developed reserves:
Beginning of year - 2018	502	203	181	17	903
End of year - 2018	552	176	—	24	752
End of year - 2019	563	158	—	—	721
End of year - 2020	549	125	—	—	674
Proved undeveloped reserves:
Beginning of year - 2018	518	—	18	10	546
End of year - 2018	526	—	—	3	529
End of year - 2019	473	11	—	—	484
End of year - 2020	286	12	—	—	298
(a)Consists of estimated reserves from properties governed by production sharing contracts.
(b)In 2018, we closed on the sale of our subsidiary, Marathon Oil Libya Limited.
(c)In 2019, we closed on the sale of our U.K. business and our non-operated interested in the Atrush block of Kurdistan. These volumes are reflected in Other Int’l in the tables above for the periods presented.
(d)Excludes the resale of purchased natural gas used in reservoir management.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

2020 proved reserves decreased by 233 mmboe primarily due to the following:
•Revisions of previous estimates: Decreased by 122 mmboe as referenced below:
Increases:
•46 mmboe associated with technical revisions, including lower operating costs
Decreases:
•130 mmboe due to decreased capital activity in the forecasted 5-year plan in the U.S. resource plays
•38 mmboe due to reduced commodity prices
•Extensions, discoveries and other additions: Increased by 30 mmboe in the U.S. resource plays as referenced below:
Increases:
•18 mmboe associated with wells to sales from unproved categories
•12 mmboe associated with the expansion of proved areas
•Production: Decreased by 140 mmboe.
•Sales of reserves in place: Decreased by 1 mmboe due to divestitures of certain U.S. assets.

2019 proved reserves decreased by 76 mmboe primarily due to the following:
•Revisions of previous estimates: Increased by 1 mmboe as referenced below:
Increases:
•20 mmboe associated with wells to sales that were additions to the plan
•11 mmboe associated with planned compression in E.G.
•11 mmboe due to technical revisions in E.G.
Decreases:
•24 mmboe due to reduced commodity pricing
•12 mmboe due to technical revisions in the U.S. resource plays
•5 mmboe due to changes in the 5-year plan in the U.S. resource plays
•Purchases of reserves in place: Increased by 18 mmboe due to the acquisition in the Eagle Ford.
•Extensions, discoveries and other additions: Increased by 91 mmboe in the U.S. resource plays as referenced below:
Increases:
•53 mmboe associated with the expansion of proved areas
•38 mmboe associated with wells to sales from unproved categories
•Production: Decreased by 151 mmboe.
•Sales of reserves in place: Decreased by 35 mmboe as referenced below:
Decreases:
•19 mmboe associated with the sale of assets in the U.K.
•11 mmboe associated with divestitures of certain U.S. assets
•5 mmboe associated with the sale of the Atrush block in Kurdistan

2018 proved reserves decreased by 168 mmboe primarily due to the following:
•Revisions of previous estimates: Increased by 84 mmboe as referenced below:
Increases:
•108 mmboe associated with the acceleration of higher economic wells in the U.S. resource plays into the 5-year plan
•15 mmboe associated with wells to sales that were additions to the plan
Decreases:
•39 mmboe due to technical revisions across the business
•Extensions, discoveries and other additions: Increased by 102 mmboe primarily in the U.S. resource plays as referenced below:
Increases:
•69 mmboe associated with the expansion of proved areas
•33 mmboe associated with wells to sales from unproved categories
•Production: Decreased by 153 mmboe.
•Sales of reserves in place: Decreased by 201 mmboe as referenced below:

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Decreases:
•196 mmboe associated with the sale of our subsidiary in Libya
•4 mmboe associated with divestitures of certain conventional assets in New Mexico and Michigan
•1 mmboe associated with the sale of the Sarsang block in Kurdistan
Changes in Proved Undeveloped Reserves
The following table shows changes in proved undeveloped reserves for 2020:

(mmboe)
Beginning of year	484
Revisions of previous estimates	(127)
Extensions, discoveries and other additions	11
Transfers to proved developed	(70)
End of year	298
Revisions of prior estimates: Decreased by 127 mmboe as referenced below:
Increases:
•19 mmboe associated with technical revisions
Decreases:
•133 mmboe due to reduction of capital activity in the forecasted 5-year plan in the U.S. resource plays
•13 mmboe due to reduced commodity pricing
Extensions, discoveries and other additions: Increased by 11 mmboe associated with expansion of proved areas in Northern Delaware.
Transfers to proved developed: 70 mmboe of PUD reserves were converted to proved developed status during 2020, primarily from assets in our U.S. resource plays. This 2020 transfer equates to a 14% PUD conversion rate and a 5-year average annual PUD conversion rate during the 2016-2020 period of 18%. All proved undeveloped reserve drilling locations are scheduled to be producing within five years of the initial booking date.
Costs Incurred & Future Costs to Develop
Costs incurred in 2020, 2019 and 2018 relating to the development of proved undeveloped reserves were $466 million, $1,261 million and $1,082 million.
The following table shows future development costs estimated to be required for the development of proved undeveloped reserves for future years.

(In millions)	Future Development Costs
2021	$808
2022	874
2023	822
2024	577
2025	286

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

(In millions)	U.S.	E.G.	Total
Year Ended December 31, 2020
Capitalized Costs:
Proved properties	$30,398	$2,057	$32,455
Unproved properties	2,721	—	2,721
Total	33,119	2,057	35,176
Accumulated depreciation, depletion and amortization:
Proved properties	17,616	1,650	19,266
Unproved properties(a)	433	(7)	426
Total	18,049	1,643	19,692
Net capitalized costs	$15,070	$414	$15,484
Year Ended December 31, 2019
Capitalized Costs:
Proved properties	$29,250	$2,042	$31,292
Unproved properties	2,880	12	2,892
Total	32,130	2,054	34,184
Accumulated depreciation, depletion and amortization:
Proved properties	15,435	1,568	17,003
Unproved properties(a)	357	(7)	350
Total	15,792	1,561	17,353
Net capitalized costs	$16,338	$493	$16,831
(a)Includes unproved property impairments (See Note 12).

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Costs Incurred for Property Acquisition, Exploration and Development (a)

(In millions)	U.S.	E.G.	Other Int’l		Total
December 31, 2020
Unproved property acquisition	$36	$—	$—		$36
Exploration	330	—	—		330
Development	780	9	—		789
Total	$1,146	$9	$—		$1,155
December 31, 2019
Property acquisition:
Proved	$93	$—	$—		$93
Unproved	282	—	—		282
Exploration	862	—	—		862
Development	1,675	1	23		1,699
Total	$2,912	$1	$23		$2,936
December 31, 2018
Property acquisition:
Proved	$211	$—	$11		$222
Unproved	144	—	—		144
Exploration	929	1	(9)		921
Development	1,332	(2)	(126)	(b)	1,204
Total	$2,616	$(1)	$(124)		$2,491
(a)Includes costs incurred whether capitalized or expensed.
(b)Includes revisions to asset retirement costs primarily due to changes in U.K. estimated costs as well as timing of abandonment activities.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Results of Operations for Oil and Gas Producing Activities

	U.S.	E.G.	Libya	Other Int’l	Total
Year Ended December 31, 2020
Revenues and other income:
Sales	$2,955	$173	$—	$—	$3,128
Other income(a)	9	—	—	—	9
Total revenues and other income	2,964	173	—	—	3,137
Expenses:
Production costs	(1,134)	(61)	—	—	(1,195)
Exploration expenses(b)	(175)	(6)	—	—	(181)
Depreciation, depletion and amortization(c)	(2,260)	(81)	—	—	(2,341)
Technical support and other	(48)	(3)	—	—	(51)
Total expenses	(3,617)	(151)	—	—	(3,768)
Results before income taxes	(653)	22	—	—	(631)
Income tax (provision) benefit	9	(5)	—	—	4
Results of operations	$(644)	$17	$—	$—	$(627)
Year Ended December 31, 2019
Revenues and other income:
Sales	$4,472	$307	$—	$140	$4,919
Other income(a)	46	—	—	3	49
Total revenues and other income	4,518	307	—	143	4,968
Expenses:
Production costs	(1,384)	(73)	—	(71)	(1,528)
Exploration expenses(b)	(149)	—	—	—	(149)
Depreciation, depletion and amortization(c)	(2,274)	(97)	—	(23)	(2,394)
Technical support and other	(38)	(9)	—	(10)	(57)
Total expenses	(3,845)	(179)	—	(104)	(4,128)
Results before income taxes	673	128	—	39	840
Income tax (provision) benefit	(6)	(32)	—	12	(26)
Results of operations	$667	$96	$—	$51	$814
Year Ended December 31, 2018
Revenues and other income:
Sales	$4,842	$383	$196	$402	$5,823
Other income(a)	81	—	255	104	440
Total revenues and other income	4,923	383	451	506	6,263
Expenses:
Production costs	(1,371)	(68)	(12)	(180)	(1,631)
Exploration expenses(b)	(245)	(51)	—	7	(289)
Depreciation, depletion and amortization(c)	(2,247)	(117)	(8)	(102)	(2,474)
Technical support and other	(49)	(5)	—	(6)	(60)
Total expenses	(3,912)	(241)	(20)	(281)	(4,454)
Results before income taxes	1,011	142	431	225	1,809
Income tax (provision) benefit	19	(38)	(163)	(124)	(306)
Results of operations	$1,030	$104	$268	$101	$1,503
(a)Includes net gain (loss) on dispositions (See Note 5). In 2018 this also includes revisions to asset retirement costs primarily due to changes in U.K. estimated costs as well as timing of abandonment activities.
(b)Includes exploratory dry well costs, unproved property impairments and other.
(c)Includes long-lived asset impairments (See Note 12).

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Results of Operations for Oil and Gas Producing Activities
The following reconciles results of operations for oil and gas producing activities to segment income (loss):

	Year Ended December 31,
(In millions)	2020	2019	2018
Results of operations	$(627)	$814	$1,503
Items not included in results of oil and gas operations, net of tax:
Marketing income and other non-oil and gas producing related activities	(135)	(141)	(170)
Income from equity method investments	19	87	214
Items not allocated to segment income, net of tax:
Loss (gain) on asset dispositions and other	62	—	(304)
Long-lived asset impairments	49	24	103
Unproved property impairments	82	—	—
Unrealized loss (gain) on derivatives	27	124	(265)
Segment income (loss)	$(523)	$908	$1,081

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves
U.S. GAAP prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves, giving very specific assumptions to be made such as the use of a 10% discount rate and an unweighted average of commodity prices in the prior 12-month period using the closing prices on the first day of each month as well as current costs applicable at the date of the estimate. These and other required assumptions have not always proved accurate in the past, and other valid assumptions would give rise to substantially different results. In addition, the 10% discount rate required to be used is not necessarily the most appropriate discount factor based on our cost of capital and the risks associated with our business and the oil and natural gas industry in general. This information is not the fair value nor does it represent the expected present value of future cash flows of our crude oil and condensate, natural gas liquids and natural gas reserves.

(In millions)	U.S.	E.G.	Other Int’l		Total
Year Ended December 31, 2020
Future cash inflows	$21,847	$941	$—		$22,788
Future production and support costs	(10,822)	(592)	—		(11,414)
Future development costs	(3,977)	(19)	—		(3,996)
Future income tax expenses	(12)	(84)	—		(96)
Future net cash flows	$7,036	$246	$—		$7,282
10% annual discount for timing of cash flows	(3,207)	(56)	—		(3,263)
Standardized measure of discounted future net cash flows	$3,829	$190	$—		$4,019
Year Ended December 31, 2019
Future cash inflows	$40,487	$1,812	$—		$42,299
Future production and support costs	(14,167)	(838)	—		(15,005)
Future development costs	(7,561)	(18)	—		(7,579)
Future income tax expenses	(1,085)	(280)	—		(1,365)
Future net cash flows	$17,674	$676	$—		$18,350
10% annual discount for timing of cash flows	(7,416)	(179)	—		(7,595)
Standardized measure of discounted future net cash flows	$10,258	$497	$—		$10,755
Year Ended December 31, 2018
Future cash inflows	$49,054	$2,218	$1,813		$53,085
Future production and support costs	(15,995)	(878)	(876)		(17,749)
Future development costs	(7,729)	(12)	(1,072)		(8,813)
Future income tax expenses	(1,967)	(355)	275		(2,047)
Future net cash flows	$23,363	$973	$140	(a)	$24,476
10% annual discount for timing of cash flows	(10,653)	(254)	100		(10,807)
Standardized measure of discounted future net cash flows	$12,710	$719	$240		$13,669
(a)Future cash flows for Other Int’l reflects the impact of future abandonment costs related to the U.K.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
(In millions)	2020	2019	2018
Sales and transfers of oil and gas produced, net of production and support costs	$(1,889)	$(3,345)	$(4,135)
Net changes in prices and production and support costs related to future production	(7,986)	(3,569)	6,342
Extensions, discoveries and improved recovery, less related costs	230	718	998
Development costs incurred during the period	801	1,727	1,240
Changes in estimated future development costs	2,693	278	(330)
Revisions of previous quantity estimates(a)	(4,937)	7	(501)
Net changes in purchases and sales of minerals in place	(9)	(200)	(3,035)
Accretion of discount	3,921	1,315	1,175
Net change in income taxes	440	155	4,052
Net change for the year	(6,736)	(2,914)	5,806
Beginning of the year	10,755	13,669	7,863
End of the year	$4,019	$10,755	$13,669
(a)Includes amounts resulting from changes in the timing of production. The year ended 2020 also includes the impact of lower forecasted capital activity in the 5-year plan in our U.S. resource plays.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” under Item 8 of this Form 10-K.
Attestation Report of the Registered Public Accounting Firm
See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to “Proposal 1: Election of Directors,” “Corporate Governance—Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2020 (the “2021 Proxy Statement”).
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

Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of information required by this item are incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020 with respect to shares of Marathon Oil common stock that may be issued under our existing equity compensation plans:
•Marathon Oil Corporation 2019 Incentive Compensation Plan (the “2019 Plan”)
•Marathon Oil Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) – No additional awards will be granted under this plan.
•Marathon Oil Corporation 2012 Incentive Compensation Plan (the “2012 Plan”) – No additional awards will be granted under this plan.
•Marathon Oil Corporation 2007 Incentive Compensation Plan (the “2007 Plan”) – No additional awards will be granted under this plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,476,429	$21.00	25,955,630	(a)
(a)Reflects the shares available for issuance under the 2019 Plan for awards of restricted stocks, restricted stock units, stock-based performance units, stock options and stock appreciation rights.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Transactions with Related Persons,” and “Proposal 1: Election of Directors—Director Independence” in the 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Proposal 2: Ratification of Independent Auditor for 2021“ in the 2021 Proxy Statement.

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

February 23, 2021	MARATHON OIL CORPORATION

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 23, 2021 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ LEE M. TILLMAN	Chairman, President and Chief Executive Officer
Lee M. Tillman

/s/ DANE E. WHITEHEAD	Executive Vice President and Chief Financial Officer
Dane E. Whitehead

/s/ GARY E. WILSON	Vice President, Controller and Chief Accounting Officer
Gary E. Wilson

/s/ GREGORY H. BOYCE	Director
Gregory H. Boyce

/s/ CHADWICK C. DEATON	Director
Chadwick C. Deaton

/s/ MARCELA E. DONADIO	Director
Marcela E. Donadio

/s/ JASON B. FEW	Director
Jason B. Few

/s/ DOUGLAS L. FOSHEE	Director
Douglas L. Foshee

/s/ BRENT J. SMOLIK	Director
Brent J. Smolik

/s/ M.ELISE HYLAND	Director
M. Elise Hyland

/s/ J.KENT WELLS	Director
J. Kent Wells

Exhibit Index

Exhibit Number		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
	Exhibit Description	Form	Exhibit	Filing Date
1	Underwriting Agreement
1.1	Bond Purchase Agreement, dated as of November 28, 2017, between Marathon Oil Corporation, the Parish of St. John the Baptist, State of Louisiana, and Morgan Stanley & Co. LLC.	10-K	1.1	2/22/2018
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Purchase Agreement, dated as of March 8, 2017, by and among Marathon Oil Dutch Holdings B.V., as Seller, and 10084751 Canada Limited, as a Buyer and Canadian Natural Resources Limited, as a Buyer, in respect of Marathon Oil Canada Corporation.	10-Q	10.1	5/5/2017
3	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (Amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4	Instruments Defining the Rights of Security Holders, Including Indentures
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
10.8
Fifth Amendment, dated as of December 4, 2020, to the Amended and Restated Credit Agreement dated as of May 28, 2014, as amended by the First Amendment, dated as of May 5, 2015, the Second Amendment, dated as of June 22, 2017, the Third Amendment, dated as of October 18, 2018, and the Fourth Amendment, dated as of September 24, 2019 and as supplemented by the Incremental Commitments Supplement, dated as of March 4, 2016 and Incremental Commitments Supplement, dated as July 11, 2017, among Marathon Oil Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions named therein
		8-K	10.1	12/8/2020
10.9†*	2021 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Directors
2

Exhibit Number		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
	Exhibit Description	Form	Exhibit	Filing Date
10.10†	Marathon Oil Corporation 2019 Incentive Compensation Plan	DEF 14A	App. A	4/12/2019
10.11†	2019 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers	10-Q	10.1	8/8/2019
10.12†	2019 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers	10-Q	10.2	8/8/2019
10.13†	2019 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	10.3	8/8/2019
10.14†	2019 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Directors	10-Q	10.4	8/8/2019
10.15†*	2020 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement for Section 16 Officers	10-K	10.13	2/2/2020
10.16†	Marathon Oil Corporation 2016 Incentive Compensation Plan	DEF 14A	App. A	4/7/2016
10.17†	2019 Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers	10-Q	10.1	5/2/2019
10.18†	2019 Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers	10-Q	10.2	5/2/2019
10.19†	2019 Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	10.3	5/2/2019
10.20†	2019 Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Performance Unit Award Agreement for Section 16 Officers	10-Q	10.4	5/2/2019
10.21†*	Summary Director Compensation Arrangement, effective 2021
10.22†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers (3-year cliff vesting)	8-K/A	10.1	10/6/2016
10.23†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers (3-year prorata vesting)	10-K	10.6	2/24/2017
10.24†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers	10-K	10.7	2/24/2017
10.25†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (3-year cliff vesting)	10-K	10.8	2/24/2017
10.26†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Canadian Directors (3-year cliff vesting)	10-K	10.9	2/24/2017
10.27†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Performance Unit Award Agreement for Section 16 Officers	10-K	10.12	2/22/2018
10.28†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Performance Unit Award Agreement for Officers	10-K	10.13	2/22/2018
10.29†	Marathon Oil Corporation 2012 Incentive Compensation Plan	DEF 14A	App. III	3/8/2012
3

Exhibit Number		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
	Exhibit Description	Form	Exhibit	Filing Date
10.30†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Non-Qualified Stock Option Award Agreement	8-K	10.1	8/1/2014
10.31†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Initial CEO Option Grant Agreement	10-Q	10.1	11/6/2013
10.32†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers (3-year prorata vesting)	10-K	10.5	2/22/2013
10.33†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Officers (3-year prorata vesting)	10-K	10.6	2/22/2013
10.34†	Marathon Oil Corporation 2007 Incentive Compensation Plan	10-K	10.5	2/29/2012
10.35†	Form of Marathon Oil Corporation 2007 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Officers	10-K	10.6	2/29/2012
10.36†	Form of Marathon Oil Corporation 2007 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers	10-K	10.5	2/28/2011
10.37†	Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 20, 2016)	10-K	10.29	2/24/2017
10.38†	Marathon Oil Company Deferred Compensation Plan Amended and Restated Effective June 30, 2011	10-K	10.32	2/29/2012
10.39†	Marathon Oil Company Excess Benefit Plan Amended and Restated	10-K	10.31	2/29/2012
10.40†*	Marathon Oil Corporation Officer Change in Control Severance Benefits Plan (As amended effective January 27, 2021)
10.41†	Marathon Oil Corporation Policy for Repayment of Annual Cash Bonus Amounts	10-K	10.10	2/28/2011
10.42†	Marathon Oil Corporation Executive Tax, Estate, and Financial Planning Program, Amended and Restated, Effective January 1, 2009	10-K	10.32	2/27/2009
10.43	Tax Sharing Agreement dated as of May 25, 2011 among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	8-K	10.1	5/26/2011
21.1*	List of Significant Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
23.3*	Consent of Ryder Scott Company, L.P., independent petroleum engineers and geologists
23.4*	Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
4

Exhibit Number		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
	Exhibit Description	Form	Exhibit	Filing Date
99.1*	Summary report of audits performed by Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists for 2019
99.2	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2018	10-K	99.1	2/20/2020
99.3	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2018	10-K	99.2	2/20/2020
99.4	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2017	10-K	99.2	2/21/2019
99.9*	Alba Plant, LLC financial statements as of December 31, 2020
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
5