Form 10-Q
period 2021-03-31
MARATHON OIL CORP
filed 2021-05-06
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 788,153,032 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2021.

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
For certain industry specific terms used in this Form 10-Q, please see “Definitions” in our 2020 Annual Report on Form 10-K.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2021	2020
Revenues and other income:
Revenues from contracts with customers	$1,177	$1,024
Net gain (loss) on commodity derivatives	(153)	202
Income (loss) from equity method investments	44	(12)
Net gain on disposal of assets	—	9
Other income	3	7
Total revenues and other income	1,071	1,230
Costs and expenses:
Production	121	160
Shipping, handling and other operating	152	144
Exploration	21	28
Depreciation, depletion and amortization	496	644
Impairments	1	97
Taxes other than income	74	66
General and administrative	89	76
Total costs and expenses	954	1,215
Income from operations	117	15
Net interest and other	(13)	(64)
Other net periodic benefit (costs) credits	3	—
Income (loss) before income taxes	107	(49)
Provision (benefit) for income taxes	10	(3)
Net income (loss)	$97	$(46)
Net income (loss) per share:
Basic	$0.12	$(0.06)
Diluted	$0.12	$(0.06)
Weighted average common shares outstanding:
Basic	789	794
Diluted	789	794
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net income (loss)	$97	$(46)
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	(3)	—
Change in derivative hedges unrecognized gain (loss)	44	(22)
Reclassification of de-designated forward interest rate swaps	(2)	—
Other comprehensive income (loss)	39	(22)
Comprehensive income (loss)	$136	$(68)
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except par value and share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,125	$742
Receivables, less reserve of $24 and $22	921	747
Inventories	78	76
Other current assets	26	47
Total current assets	2,150	1,612
Equity method investments	460	447
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $20,810 and $20,358	15,313	15,638
Other noncurrent assets	310	259
Total assets	$18,233	$17,956
Liabilities
Current liabilities:
Accounts payable	$918	$837
Payroll and benefits payable	37	57
Accrued taxes	78	72
Other current liabilities	366	247
Long-term debt due within one year	500	—
Total current liabilities	1,899	1,213
Long-term debt	4,905	5,404
Deferred tax liabilities	160	163
Defined benefit postretirement plan obligations	176	180
Asset retirement obligations	251	241
Deferred credits and other liabilities	171	194
Total liabilities	7,562	7,395
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at March 31, 2021 and December 31, 2020)	937	937
Held in treasury, at cost – 149 million shares and 148 million shares	(4,113)	(4,089)
Additional paid-in capital	7,195	7,174
Retained earnings	6,540	6,466
Accumulated other comprehensive income	112	73
Total stockholders’ equity	10,671	10,561
Total liabilities and stockholders’ equity	$18,233	$17,956
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$97	$(46)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	496	644
Impairments	1	97
Exploratory dry well costs and unproved property impairments	17	22
Net gain on disposal of assets	—	(9)
Deferred income taxes	(4)	(1)
Unrealized (gain) loss on derivative instruments, net	82	(171)
Pension and other post retirement benefits, net	(7)	(11)
Stock-based compensation	6	15
Equity method investments, net	(14)	28
Changes in:
Current receivables	(175)	407
Inventories	(2)	(6)
Current accounts payable and accrued liabilities	101	(234)
Other current assets and liabilities	61	(16)
All other operating, net	(37)	(18)
Net cash provided by operating activities	622	701
Investing activities:
Additions to property, plant and equipment	(209)	(620)
Additions to other assets	—	(1)
Disposal of assets, net of cash transferred to the buyer	3	3
Equity method investments - return of capital	—	7
All other investing, net	(1)	—
Net cash used in investing activities	(207)	(611)
Financing activities:
Purchases of common stock	(9)	(92)
Dividends paid	(23)	(40)
All other financing, net	—	1
Net cash used in financing activities	(32)	(131)
Net increase (decrease) in cash and cash equivalents	383	(41)
Cash and cash equivalents at beginning of period	742	858
Cash and cash equivalents at end of period	$1,125	$817
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended March 31, 2020
December 31, 2019 Balance	$—	$937	$(4,089)	$7,207	$7,993	$105	$12,153
Cumulative-effect adjustment	—	—	—	—	(12)	—	(12)
Shares issued - stock-based compensation	—	—	121	(83)	—	—	38
Shares repurchased	—	—	(91)	—	—	—	(91)
Stock-based compensation	—	—	—	(22)	—	—	(22)
Net income (loss)	—	—	—	—	(46)	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	(22)	(22)
Dividends paid (per share amount of $0.05)	—	—	—	—	(40)	—	(40)
March 31, 2020 Balance	$—	$937	$(4,059)	$7,102	$7,895	$83	$11,958
Three Months Ended March 31, 2021
December 31, 2020 Balance	$—	$937	$(4,089)	$7,174	$6,466	$73	$10,561
Shares issued - stock based compensation	—	—	(15)	10	—	—	(5)
Shares repurchased	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	11	—	—	11
Net income (loss)	—	—	—	—	97	—	97
Other comprehensive income (loss)	—	—	—	—	—	39	39
Dividends paid (per share amount of $0.03)	—	—	—	—	(23)	—	(23)
March 31, 2021 Balance	$—	$937	$(4,113)	$7,195	$6,540	$112	$10,671
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K. The results of operations for the first quarter of 2021 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
No accounting standards were adopted in the first quarter of 2021 that had a material impact on our consolidated financial statements.
3.    Income (loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 6 million of stock options for the three months ended March 31, 2021 and 2020 that were antidilutive.

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Net income (loss)	$97	$(46)

Weighted average common shares outstanding	789	794
Effect of dilutive securities	—	—
Weighted average common shares, diluted	789	794
Net income (loss) per share:
Basic	$0.12	$(0.06)
Diluted	$0.12	$(0.06)

Dividends per share	$0.03	$0.05
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of March 31, 2021 and December 31, 2020, receivables from contracts with customers, included in receivables, less reserves were $761 million and $572 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three months ended March 31 as follows:
United States

	March 31, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$259	$372	$61	$77	$22	$791
Natural gas liquids	26	41	37	9	3	116
Natural gas	47	25	109	25	9	215
Other	2	—	—	—	8	10
Revenues from contracts with customers	$334	$438	$207	$111	$42	$1,132

	March 31, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$307	$330	$84	$74	$33	$828
Natural gas liquids	16	10	21	3	2	52
Natural gas	23	8	29	3	3	66
Other	2	—	—	—	22	24
Revenues from contracts with customers	$348	$348	$134	$80	$60	$970
International (E.G.)

	Three Months Ended March 31,
(In millions)	2021	2020
Crude oil and condensate	$37	$45
Natural gas liquids	1	1
Natural gas	7	8
Revenues from contracts with customers	$45	$54

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
    Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, goodwill, and equity method investments, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments or other items (as determined by the chief operating decision maker (“CODM”)) are not allocated to operating segments.

	Three Months Ended March 31, 2021
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,132	$45	$—		$1,177
Net gain (loss) on commodity derivatives	(71)	—	(82)	(b)	(153)
Income (loss) from equity method investments	—	44	—		44
Other income	1	1	1		3
Less costs and expenses:
Production	111	10	—		121
Shipping, handling and other operating	144	4	4		152
Exploration	21	—	—		21
Depreciation, depletion and amortization	472	19	5		496
Impairments	—	—	1		1
Taxes other than income	74	—	—		74
General and administrative	23	2	64	(c)	89
Net interest and other	—	—	13	(d)	13
Other net periodic benefit costs	—	—	(3)		(3)
Income tax provision	5	5	—		10
Segment income (loss)	$212	$50	$(165)		$97
Total assets	$15,949	$1,046	$1,238		$18,233
Capital expenditures(a)	$183	$—	$1		$184
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 14).
(c)Includes $13 million associated with the termination of an aircraft lease agreement and $11 million arising from severance expenses associated with a workforce reduction.
(d)Includes a $41 million gain on 2022 interest rate swaps not designated as cash flow hedges.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$970	$54	$—		$1,024
Net gain on commodity derivatives	31	—	171	(b)	202
Income (loss) from equity method investments	—	(12)	—		(12)
Net gain on disposal of assets	—	—	9		9
Other income	4	2	1		7
Less costs and expenses:
Production	143	17	—		160
Shipping, handling and other operating	140	3	1		144
Exploration	28	—	—		28
Depreciation, depletion and amortization	617	21	6		644
Impairments	—	—	97	(c)	97
Taxes other than income	66	—	—		66
General and administrative	32	4	40		76
Net interest and other	—	—	64		64
Income tax benefit	(1)	—	(2)		(3)
Segment loss	$(20)	$(1)	$(25)		$(46)
Total assets	$17,453	$1,405	$857		$19,715
Capital expenditures(a)	$561	$—	$7		$568
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 14).
(c)Includes the full impairment of the International reporting unit goodwill of $95 million (see Note 13).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
6.    Income Taxes
Effective Tax Rate
The effective income tax rate is influenced by a variety of factors including the geographic and functional sources of income and the relative magnitude of these sources of income. The difference between the total provision and the sum of the amounts allocated to segments is reported in the “Not Allocated to Segments” column of the tables in Note 5.
For the three months ended March 31, 2021 and 2020, our effective income tax rates were as follows:

	Three Months Ended March 31,
	2021	2020
Effective income tax rate	9%	6%
The following items caused the effective income tax rates to be different from our U.S. statutory tax rate of 21% for 2021 and 2020:
•We currently have a valuation allowance on net federal deferred tax assets in the U.S., which results in no federal deferred tax expense or benefit on current year U.S. activity. This impact along with the income mix within E.G. between equity method investees and subsidiaries reduces the effective tax rate below the statutory tax rate for the periods ended March 31, 2021 and 2020.
7.    Credit Losses
    The majority of our receivables are from purchasers of commodities or joint interest owners in properties we operate, both of which are recorded at estimated or invoiced amounts and do not bear interest. The majority of these receivables have payment terms of 30 days or less. At the end of each reporting period, we assess the collectability of our receivables and estimate the expected credit losses using historical data, current market conditions, reasonable and supportable forecasts of future economic conditions and other data as deemed appropriate.
Changes in the allowance for doubtful accounts balance were as follows:

(In millions)	March 31, 2021	December 31, 2020
Beginning balance as of January 1	$22	$11
Cumulative-effect adjustment	—	12
Current period provision(a)	2	22
Current period write offs	—	(13)
Recoveries of amounts previously reserved	—	(10)
Ending balance	$24	$22
(a)As of March 31, 2021 and December 31, 2020, the current period provision consisted of $1 million and $10 million in joint interest receivables, respectively, and $1 million and $12 million in trade receivables, respectively.
8.    Inventories
    Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

(In millions)	March 31, 2021	December 31, 2020
Crude oil and natural gas	$13	$10
Supplies and other items	65	66
Inventories	$78	$76

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
9.    Property, Plant and Equipment

(In millions)	March 31, 2021	December 31, 2020
United States	$14,853	$15,156
International	396	414
Corporate	64	68
Net property, plant and equipment	$15,313	$15,638

As of March 31, 2021 and December 31, 2020, we had $145 million and $98 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. The vast majority of the suspended wells require completion activities and installation of infrastructure in order to classify the reserves as proved.
10.    Impairments
    The following table summarizes impairment charges of proved properties and goodwill and their corresponding fair values.

	Three Months Ended March 31,
	2021		2020
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$1	$—	$2
Goodwill	$—	$—	$—	$95

•2020 – Impairments included $95 million of goodwill impairment in the International reporting unit. See Note 13 for further information.
11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Beginning balance as of January 1	$254	$254
Incurred liabilities, including acquisitions	4	1
Settled liabilities, including dispositions	(1)	(2)
Accretion expense (included in depreciation, depletion and amortization)	3	3
Revisions of estimates	2	(9)
Ending balance as of March 31 (a)	$262	$247
(a)    Ending balances include $11 million classified as short-term at March 31, 2021 and 2020.
12. Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, aircraft, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to leases was as follows:

(In millions)		March 31, 2021	December 31, 2020
Operating Leases:	Balance Sheet Location:
Right-of-use asset	Other noncurrent assets	$112	$133
Current portion of long-term lease liability	Other current liabilities	$62	$70
Long-term lease liability	Deferred credits and other liabilities	$58	$67
    Our wholly owned subsidiary, Marathon E.G. Production Limited, is a lessor for residential housing in Equatorial Guinea, which is occupied by EGHoldings, a related party equity method investee – see Note 22. The lease was classified as an operating lease and expires in 2024, with a lessee option to extend through 2034. Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year. Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below.

(In millions)	Operating Lease Future Cash Receipts
2021	$5
2022	6
2023	6
2024	6
2025	6
Thereafter	54
Total undiscounted cash flows	$83
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million to fund the estimated project costs. As of March 31, 2021, project costs incurred totaled approximately $182 million, including land acquisition and construction costs. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy, which is expected to occur in the second half of 2021. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
13.  Goodwill
Goodwill is tested for impairment on an annual basis, or between annual tests when events or changes in circumstances indicate the fair value of a reporting unit with goodwill may have been reduced below its carrying value. During the first quarter of 2020, a global pandemic caused a substantial deterioration in the worldwide demand of hydrocarbons. The commensurate decline in our market capitalization indicated that it was more likely than not that the fair value of the International reporting unit was less than its carrying value.
We estimated the fair value of our International reporting unit using a combination of market and income approaches. The market approach referenced observable inputs specific to us and our industry, such as the price of our common equity, our enterprise value and valuation multiples of us and peers from the investor analyst community. The income approach utilized discounted cash flows, which were based on forecasted assumptions. These valuation methodologies represent Level 3 fair value measurements. Based on the results, we concluded our goodwill was fully impaired, and recorded an impairment of $95 million in the consolidated statements of income for the first quarter of 2020. This represented the entirety of our goodwill on our consolidated balance sheet.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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

	March 31, 2021
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$2	$107	$(105)	Other current liabilities
Interest Rate	54	—	54	Other noncurrent assets
Total Not Designated as Hedges	$56	$107	$(51)

Cash Flow Hedges
Interest Rate	$48	$—	$48	Other noncurrent assets
Interest Rate	—	1	(1)	Other current liabilities
Interest Rate	—	5	(5)	Deferred credits and other liabilities
Total Designated Hedges	$48	$6	$42
Total	$104	$113	$(9)

	December 31, 2020
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$3	$1	$2	Other current assets
Commodity	7	32	(25)	Other current liabilities
Interest Rate	10	—	10	Other noncurrent assets
Total Not Designated as Hedges	$20	$33	$(13)

Cash Flow Hedges
Interest Rate	$19	$—	$19	Other noncurrent assets
Interest Rate	—	16	(16)	Deferred credits and other liabilities
Total Designated Hedges	$19	$16	$3
Total	$39	$49	$(10)
Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into multiple crude oil, natural gas and NGL derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through 2021. These derivatives consist of three-way collars, two-way collars, fixed price swaps, basis swaps, and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. Two-way collars only consist of a sold call (ceiling) and a purchased put (floor).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth outstanding derivative contracts as of March 31, 2021, and the weighted average prices for those contracts:

	2021
	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	40,000	20,000	10,000
Weighted average price per Bbl:
Ceiling	$61.45	$68.41	$71.64
Floor	$39.75	$47.50	$50.00
Sold put	$29.75	$37.50	$40.00
NYMEX WTI Two-Way Collars
Volume (Bbls/day)	50,000	30,000	30,000
Weighted average price per Bbl:
Ceiling	$52.98	$51.54	$51.54
Floor	$35.80	$35.67	$35.67
Basis Swaps - NYMEX WTI / UHC (a)
Volume (Bbls/day)	15,000	—	—
Weighted average price per Bbl	$(1.80)	$—	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	50,000	—	—
Weighted average price per Bbl	$(0.13)	$—	$—
Natural Gas
Henry Hub (“HH”) Two-Way Collars
Volume (MMBtu/day)	200,000	200,000	200,000
Weighted average price per MMBtu:
Ceiling	$3.05	$3.05	$3.05
Floor	$2.50	$2.50	$2.50
Henry Hub (“HH”) Fixed Price Swaps
Volume (MMBtu/day)	50,000	50,000	50,000
Weighted average price per MMBtu	$2.88	$2.88	$2.88
NGL
Fixed Price Propane Swaps (b)
Volume (Bbls/day)	5,000	5,000	5,000
Weighted average price per Bbl	$23.19	$23.19	$23.19
(a)The basis differential price is indexed against U.S. Sweet Clearbrook (“UHC”) and NYMEX WTI.
(b)The fixed price propane swap is priced at OPIS Mont Belvieu Non-TET Propane.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The unrealized and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended March 31,
(In millions)	2021	2020
Unrealized gain (loss) on derivative instruments, net	$(82)	$171
Realized gain (loss) on derivative instruments, net(a)	$(71)	$31
(a)During the first quarter of 2021, net cash paid for settled derivative positions was $11 million. During the first quarter of 2020, net cash received for settled derivative positions was $13 million.
Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps to hedge the variations in cash flows related to fluctuations in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate related to forecasted interest payments of a future debt issuance in 2022. Each respective derivative contract can be tied to an anticipated underlying dollar notional amount. During the third quarter of 2020, we de-designated these forward starting interest rate swaps previously designated as cash flow hedges. In the first quarter of 2021, the net deferred loss of $2 million in accumulated other comprehensive income related to these de-designated forward starting interest rate swaps was reclassified from accumulated other comprehensive income into earnings as an adjustment to net interest, as we fully redeemed the remainder of our outstanding 2022 notes in April 2021. Additionally, we recorded a $41 million mark-to-market gain within Net interest and other to reflect the change in value of these interest rate swaps during the first quarter 2021.
The following table presents, by maturity date, information about our de-designated forward starting interest rate swap agreements, including the rate.

	March 31, 2021		December 31, 2020
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
November 1, 2022	$500	0.99%	$500	0.99%

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
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments of our future Houston office. These swaps will settle monthly on the same day the lease payment is made with the first swap settlement occurring in January 2022. We expect the first lease payment to commence sometime in the period from December 2021 to May 2022. The last swap will mature in September 2026. As of March 31, 2021, amounts expected to be reclassified from accumulated other comprehensive income over the next twelve months were not material. See Note 12 for further details regarding the lease of the new Houston office.
The following table presents, by maturity date, information about our interest rate swap agreements, including the weighted average LIBOR-based, fixed rate.

	March 31, 2021		December 31, 2020
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
June 1, 2025	$350	0.95%	$350	0.95%
September 9, 2026	$320	1.51%	$320	1.51%

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
15.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by hierarchy level.

	March 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$54	$—	$54
Interest rate - designated as cash flow hedges	—	48	—	48
Derivative instruments, assets	$—	$102	$—	$102
Derivative instruments, liabilities
Commodity(a)	$(16)	$(89)	$—	$(105)
Interest rate - designated as cash flow hedges	—	(6)	—	(6)
Derivative instruments, liabilities	$(16)	$(95)	$—	$(111)
Total	$(16)	$7	$—	$(9)

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$10	$—	$10
Interest rate - designated as cash flow hedges	—	19	—	19
Derivative instruments, assets	$—	$29	$—	$29
Derivative instruments, liabilities
Commodity(a)	$—	$(23)	$—	$(23)
Interest rate - designated as cash flow hedges	—	(16)	—	(16)
Derivative instruments, liabilities	$—	$(39)	$—	$(39)
Total	$—	$(10)	$—	$(10)
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
Fair Values – Nonrecurring
See Note 10 for detail on our fair values related to impairments.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
instruments, (2) our credit rating and (3) our historical incurrence of and expected future insignificant bad debt expense, which includes an evaluation of counterparty credit risk.
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$4	$4	$4	$4
Other noncurrent assets	23	37	24	37
Total financial assets	$27	$41	$28	$41
Financial liabilities
Current liabilities	$76	$109	$72	$103
Long-term debt, including current portion(a)	6,035	5,431	6,077	5,431
Deferred credits and other liabilities	105	72	103	76
Total financial liabilities	$6,216	$5,612	$6,252	$5,610
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
16.    Debt
Revolving Credit Facility
As of March 31, 2021, we had no borrowings against our $3.0 billion unsecured revolving credit facility (“Credit Facility”), as described below.
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of March 31, 2021, we were in compliance with this covenant with a ratio of 26%.
Debt Redemption
On March 30, 2021, we sent an irrevocable notice of redemption to the trustee to fully redeem our outstanding $500 million 2.8% Senior Notes due 2022 (“2022 Notes”). As such, the balance was reclassified to current liabilities on our consolidated balance sheet as of March 31, 2021. The 2022 Notes were redeemed subsequent to the first quarter on April 29, 2021.
Long-term debt
At March 31, 2021, we had $4.9 billion of total long-term debt outstanding. Our next significant long-term debt maturity is in the amount of $900 million due June 2025. Refer to our 2020 Annual Report on Form 10-K for a listing of our long-term debt maturities.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
17.    Stockholders’ Equity
No share repurchases were made under our share repurchases program during the three months ended March 31, 2021; however, we repurchased $9 million of shares during the first quarter related to our tax withholding obligation associated with the vesting of employee restricted stock awards. The total remaining share repurchase authorization was $1.3 billion at March 31, 2021. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
18.    Incentive Based Compensation
Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first three months of 2021:

	Stock Options		Restricted Stock Awards & Units
	Number of Shares	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	6,014,255	$21.00	7,851,754	$11.72
Granted	—	$—	2,296,019	$11.20
Exercised/Vested	(78,667)	$7.43	(2,873,107)	$12.54
Canceled(a)	(532,945)	$17.68	(785,182)	$12.00
Outstanding at March 31, 2021	5,402,643	$21.53	6,489,484	$11.14
(a)Included in canceled are forfeitures related to workforce reductions.
Stock-based performance unit awards
During the first quarter of 2021, we granted stock-based performance unit awards as generally described in our 2020 Form 10-K, but with the addition of two indices to the peer group for these 2021 grants. During the first quarter of 2021, we also granted an additional type of stock-based performance unit award to eligible officers under the Marathon Oil Corporation 2019 Incentive Compensation Plan. At the grant date for these new stock-based performance units, each unit represents the value of one share of our common stock. These units are settled in cash, and the amount to be paid is generally based on the product of the number of units granted, the vesting percentage, and the average daily closing price of our common stock during the final 30 calendar days ending on the last trading day of the performance period. The vesting percentage can range from zero to 200%, which is based on performance achieved over a two-year performance period and as determined by the Compensation Committee of the Board of Directors. The performance metric is a predetermined amount of cumulative free cash flow, as defined by the award agreement, generated by the Company over the performance period. The units have a banking feature whereby the stock price valuation and vesting percentage are generally locked in at 50% and then again at 100%, if achieved during the performance period. Once those milestones are reached, the vesting percentage will not fall below those banked percentage amounts even if cumulative free cash flow subsequently declines during the performance period. Also, dividend equivalents may accrue generally during the performance period and would be paid in cash following the end of the performance period based on the amount of dividends credited over the performance period on shares of our common stock that represent the value of the units granted multiplied by the number of units that vest.
During the first three months of 2021, we granted the following:
•307,473 stock-based performance units to certain officers to be settled in shares. The grant date fair value per unit was $18.07, as calculated using a Monte Carlo valuation model.
•307,473 stock-based performance units to certain officers to be settled in cash. The grant date fair value per unit was $21.36, as calculated by multiplying an estimated vesting percentage at grant by our common stock’s closing stock price on the grant date.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
19.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit costs (credits):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$4	$5	$—	$—
Interest cost	2	3	—	1
Expected return on plan assets	(2)	(3)	—	—
Amortization:
– prior service credit	(2)	(2)	(4)	(4)
– actuarial loss	2	3	1	—
Net settlement loss(a)	—	2	—	—
Net periodic benefit costs (credits)(b)	$4	$8	$(3)	$(3)
(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.
(b)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

    During the first three months of 2021, we made contributions of $7 million to our funded pension plan. During the first three months of 2021, we also made a payment of $2 million related to other postretirement benefit plans. We currently expect to contribute an additional $26 million in contributions to our funded pension plan this year. However, as part of the American Rescue Plan Act passed by Congress and signed into law in March 2021, our funded pension plan is eligible for pension funding relief. As a result of the relief, required contributions could be lower than current projections, which might result in contributions to the plan this year that are lower than the current expected amount.
20.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2021	2020	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$6	$6	Other net periodic benefit costs
Amortization of actuarial loss	(3)	(3)	Other net periodic benefit costs
Net settlement loss	—	(2)	Other net periodic benefit costs
Interest rate swaps
Reclassification of de-designated forward interest rate swaps	(2)	—	Net interest and other
Total reclassifications to expense, net of tax (a)	$1	$1	Net income (loss)
(a)During 2021 and 2020 we had a full valuation allowance on net federal deferred tax assets in the U.S. and as such, there is no tax impact to our postretirement and postemployment plans.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
21.    Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2021	2020
Included in operating activities:
Interest paid, net of amounts capitalized	$53	$49
Income taxes paid to (received from) taxing authorities, net of refunds (a)	$2	$5
Noncash investing activities:
Increase (decrease) in asset retirement costs	$6	$(8)
Asset retirement obligations assumed by buyer	$—	$—
(a)The three months ended March 31, 2020 includes $3 million related to tax refunds.

    Other noncash investing activities include accrued capital expenditures for the three months ended March 31, 2021 and 2020 of $69 million and $238 million, respectively.
22.    Equity Method Investments
During the periods ended March 31, 2021 and December 31, 2020 our equity method investees were considered related parties and are summarized in the following table:

(In millions)	Ownership as of March 31, 2021	March 31, 2021	December 31, 2020
EGHoldings (a)	60%	$119	$113
Alba Plant LLC (b)	52%	182	168
AMPCO (c)	45%	159	166
Total		$460	$447
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized financial information for equity method investees is as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Income data:
Revenues and other income	$235	$172
Income (loss) from operations	96	(30)
Net income (loss)	$72	$(26)

Revenues from related parties were $8 million and $10 million for the three months ended March 31, 2021 and 2020, respectively, with the majority related to EGHoldings in all periods.
Current receivables from related parties at March 31, 2021 were $18 million with the majority related to EGHoldings and $24 million at December 31, 2020 with the majority related to EGHoldings. Payables to related parties at March 31, 2021 and December 31, 2020 were $14 million and $13 million, respectively, with the majority related to Alba Plant LLC in both periods.
23.    Commitments and Contingencies
In the second quarter of 2019, Marathon E.G. Production Limited (“MEGPL”), a consolidated and wholly owned subsidiary, signed a series of agreements to process third-party Alen Unit gas through existing infrastructure located in Punta Europa, E.G. Our equity method investee, Alba Plant LLC, is also a party to some of the agreements. These agreements contain clauses that require MEGPL to indemnify the owners of the Alen Unit against injury to Alba Plant LLC’s personnel and damage to or loss of Alba Plant LLC’s automobiles, as well as third party claims caused by Alba Plant and certain

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
environmental liabilities arising from certain hydrocarbons in the custody of Alba Plant LLC. Pursuant to these agreements, MEGPL agreed to indemnify third party property or events, including environmental liabilities, injury to Alba Plant LLC’s personnel and damage to or loss of Alba Plant LLC’s automobiles. At this time, we cannot reasonably estimate this obligation as we do not have any history of prior indemnification claims or environmental discharge or contamination. Therefore, we have not recorded a liability with respect to these indemnities since the amount of potential future payments under these indemnification clauses is not determinable.
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC.  Payment by us would be required if either of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was $4 million as of March 31, 2021, with a corresponding receivable from our investees. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.
Various groups, including the State of North Dakota and three Indian tribes represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River.  As a result, as of March 31, 2021, we have a $114 million current liability in suspended royalty and working interest revenue, including interest, of which $104 million was included within accounts payable and $10 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $23 million for capital and expenses.
In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. The enforcement action will likely result in monetary sanctions and corrective actions yet-to-be specified and while the ultimate outcome and impact to us cannot be predicted with certainty, we believe these enforcement actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
We are a defendant in a number of legal and administrative proceedings arising in the ordinary course of business including, but not limited to, royalty claims, contract claims, tax disputes and environmental claims. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we may also be subject to retained liabilities with respect to certain divested assets by operation of law. For example, declines in commodity prices have created an environment where there is an increased risk that owners and/or operators of assets purchased from us may no longer be able to satisfy plugging or abandonment obligations that attach to those assets. In that event, due to operation of law, we may be required to assume plugging or abandonment obligations for those assets. Although we have established reserves for any such liabilities, we could be required to accrue additional amounts in the future and these amounts could be material.
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
At March 31, 2021, accrued liabilities for remediation were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.

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
Executive Overview
We are an independent exploration and production company based in Houston, Texas. Our strategy is to deliver competitive and improving corporate level returns by focusing our capital investment in our lower cost, higher margin U.S. resource plays (Eagle Ford in Texas, Bakken in North Dakota, STACK and SCOOP in Oklahoma and Northern Delaware in New Mexico). Our reinvestment rate capital allocation framework prioritizes free cash flow generation across a wide range of commodity prices to make available significant cash flow for investor-friendly purposes, including return of capital to shareholders and balance sheet enhancement. Keeping our workforce safe, minimizing our environmental impact, strong corporate governance and protecting our balance sheet are foundational to the execution of our strategy.
Throughout the COVID-19 pandemic, we leveraged our emergency response protocols and business continuity plans to help manage our operations and workforce. Our workforce worked remotely for a significant period of time since the pandemic began. We implemented a process for a phased return of employees to the office last year and, during April 2021, the majority of our corporate workforce returned to the office. Working remotely did not significantly impact our ability to maintain operations, allowed our field offices to operate without any disruption and did not cause us to incur significant additional expenses.

Key highlights include the following:
Maintained focus on balance sheet and liquidity
•At the end of the first quarter 2021, we had approximately $4.1 billion of liquidity, comprised of an undrawn $3.0 billion revolving credit facility and $1.1 billion in cash. We remain investment grade at all three primary rating agencies, with Moody’s recently upgrading their rating outlook to stable.
•In the first quarter of 2021, we generated $622 million of cash provided by operating activities, which was more than sufficient to fund our additions to property, plant and equipment of $209 million and dividends of $23 million.
•Subsequent to the end of first quarter, we fully redeemed our $500 million aggregate principal amount of 2.8% Senior Notes due 2022.
•The March 31, 2021 cash balance reflects an increase of approximately $383 million from year-end, primarily due to higher commodity price realizations. Our U.S. segment average realized prices for crude oil and condensate, NGLs and natural gas for the quarter were $55.38 per bbl, $23.94 per bbl and $6.31 per mcf, respectively.
•We continue to maintain capital discipline in the first quarter and are within our Capital Budget of $1.0 billion.
Financial and operational results
•U.S. net sales volumes decreased by 19% to 275 mboed, including a 22% reduction in U.S. crude oil net sales volumes compared to the same quarter last year as a result of overall lower drilling and completion activities and natural decline.

•Our net income per share was $0.12 in the first quarter of 2021 as compared to a net loss per share of $(0.06) in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers increased $153 million compared to the same quarter last year. We experienced significant increases in realized prices for both crude oil and condensate, NGLs and natural gas. These increased price realizations were partially offset by lower production.
◦Net loss on commodity derivatives of $153 million, of which $71 million related to realized net losses and $82 million related to unrealized net losses, for the first quarter of 2021, as compared to a net gain of $202 million in 2020.
◦Lower depreciation, depletion and amortization expenses of $148 million, primarily a result of lower production.
◦Continued to maintain production expense rates consistent with fourth quarter 2020 levels which were reflective of lower operational activity and cost management efforts.
Compensation and ESG Highlights and Initiatives
•CEO and Board of Director total compensation reduced by approximately 25% with Board compensation mix shifted more toward equity and CEO mix further aligned with broader industry norms (exclusive of temporary reductions announced in 2020).
•Short-term incentive scorecard for compensation updated to focus on safety, environmental performance, capital efficiency, capital discipline/free cash flow generation and financial/balance sheet strength.
•Added a 2021 GHG emissions intensity target to short-term incentive scorecard.
•Adopted a medium-term goal for GHG emissions intensity reduction by 2025.
•Continued Board of Director refreshment with two Directors added during the first quarter of 2021, reflecting commitment to refreshment, independence, and diversity.
Outlook
Capital Budget
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
The 2021 Capital Budget is weighted towards the four U.S. resource plays with approximately 90% allocated to the Eagle Ford and Bakken.
Operations
    The following table presents a summary of our sales volumes for each of our segments. Refer to the Results of Operations section for a price-volume analysis for each of the segments.

	Three Months Ended March 31,
Net Sales Volumes	2021	2020	Increase (Decrease)
United States (mboed)	275	338	(19)%
International (mboed)	66	81	(19)%
Total (mboed)	341	419	(19)%
United States
    Net sales volumes in the segment were lower in the first quarter of 2021 as compared to the first quarter of 2020 with lower capital investment resulting in fewer wells to sales, coupled with natural decline. The decrease in capital investment is a direct result of the demand contraction related to the global pandemic, and the associated effects on hydrocarbon prices.
We continue to expect that our planned pace of drilling and completions activity during the remainder of the year will enable us to meet our 2021 production guidance as noted in the preceding Outlook section.

The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2021	2020	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	77	114	(32)%
Bakken	112	110	2%
Oklahoma	53	73	(27)%
Northern Delaware	25	29	(14)%
Other United States	8	12	(33)%
Total United States	275	338	(19)%

	Three Months Ended March 31, 2021
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	65%	69%	23%	59%	58%
Natural gas liquids	15%	17%	31%	18%	19%
Natural gas	20%	14%	46%	23%	23%

	Three Months Ended March 31,
Drilling Activity - U.S. Resource Plays	2021	2020
Gross Operated
Eagle Ford:
Wells drilled to total depth	30	30
Wells brought to sales	25	38
Bakken:
Wells drilled to total depth	22	24
Wells brought to sales	3	25
Oklahoma:
Wells drilled to total depth	—	9
Wells brought to sales	—	13
Northern Delaware:
Wells drilled to total depth	—	11
Wells brought to sales	—	6
•Eagle Ford – Our net sales volumes were 77 mboed in the first quarter of 2021, including oil sales of 50 mbbld and we brought 25 gross company-operated wells to sales. We averaged 3 rigs and 1 frac crew during the quarter.
•Bakken – Our net sales volumes were 112 mboed, including 77 mbbld of oil sales and we brought 3 gross company-operated wells to sales. We averaged 3 rigs during the quarter. Improved gas capture efforts resulted in higher gas and NGL sales that offset the lower wells to sales.
•Oklahoma – Our net sales volumes were 53 mboed, including 12 mbbld of oil sales.
•Northern Delaware – Our net sales volumes were 25 mboed, including 15 mbbld of oil sales.

International
    Net sales volumes were lower in the first quarter of 2021 compared to the first quarter of 2020 primarily due to timing of E.G. liftings. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2021	2020	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	66	81	(19)%
Equity Method Investees
LNG (mtd)	3,766	5,064	(26)%
Methanol (mtd)	1,092	1,185	(8)%
Condensate and LPG (boed)	10,730	10,638	1%

•Equatorial Guinea – Net sales volumes in the first quarter of 2021 were lower compared to the same period in 2020 primarily due to timing of liftings.

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Beginning in December 2020 and continuing through the first three months of 2021, commodity prices increased due to rising oil demand as COVID-19 vaccination rates and global economic activity increased. This was also supported by ongoing petroleum supply limitations by OPEC. Extreme winter weather in February also put upward pressure on natural gas prices during the quarter. However, we continue to expect commodity price volatility as worldwide demand remains below pre-pandemic levels and the pace of global economic recovery remains uncertain. Refer to Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K for further discussion on how declines in commodity prices could impact us.
United States
    The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the first quarter of 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$55.38	$44.23	25%
Natural gas liquids (per bbl)	23.94	9.97	140%
Natural gas (per mcf)(c)	6.31	1.60	294%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$58.14	$45.78	27%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	59.31	49.54	20%
Mont Belvieu NGLs (per bbl)(d)	23.98	13.27	81%
Henry Hub natural gas settlement date average (per mmbtu)	2.69	1.95	38%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $4.61 per bbl for first quarter 2021 and increased average price realizations by $1.47 per bbl for the first quarter 2020.
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
International
The following table presents our average price realizations and the related benchmark for crude oil for the first quarter of 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$44.13	$36.88	20%
Natural gas liquids (per bbl)	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$60.82	$50.44	21%
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
Results of Operations
Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended March 31,
(In millions)	2021	2020
Revenues from contracts with customers
United States	$1,132	$970
International	45	54
Segment revenues from contracts with customers	$1,177	$1,024
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended March 31, 2020	Price Realizations	Net Sales Volumes	Three Months Ended March 31, 2021
United States Price/Volume Analysis
Crude oil and condensate	$828	$159	$(196)	$791
Natural gas liquids	52	68	(4)	116
Natural gas	66	161	(12)	215
Other sales	24			10
Total	$970			$1,132
International Price/Volume Analysis
Crude oil and condensate	$45	$6	$(14)	$37
Natural gas liquids	1	—	—	1
Natural gas	8	—	(1)	7
Other sales	—			—
Total	$54			$45
Net gain (loss) on commodity derivatives in the first quarter of 2021, was a loss of $153 million, compared to a net gain of $202 million for the same period in 2020. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Income from equity method investments increased $56 million in first quarter of 2021 primarily due to AMPCO’s triennial turnaround in first quarter of 2020 coupled with higher price realizations in first quarter of 2021.

Production expenses decreased $39 million in the first quarter of 2021 versus the same period in 2020, primarily as a result of the U.S. segment’s lower operational costs and continued cost management, specifically staffing and contract labor. International segment production expense decreased due to lower contract services and timing of E.G. liftings.
The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended March 31,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$111	$143	(22)%	$4.46	$4.63	(4)%
International	$10	$17	(41)%	$1.68	$2.35	(29)%
Shipping, handling and other operating increased $8 million despite a 19% decline in production volumes. Winter Storm Uri caused a significant increase in our realized natural gas prices in the U.S. segment during the current quarter. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling cost. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas prices.
Impairments decreased $96 million. In the first quarter of 2020, we recognized an impairment of goodwill related to our International reporting unit. See Note 10 to the consolidated financial statements for more detail.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other costs.
The following table summarizes the components of exploration expenses:

	Three Months Ended March 31,
(In millions)	2021	2020	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$15	$22	(32)%
Dry well costs	2	—	—%
Geological and geophysical	2	1	100%
Other	2	5	(60)%
Total exploration expenses	$21	$28	(25)%
Depreciation, depletion and amortization decreased $148 million in the first quarter of 2021 as a result of lower sales volumes in our U.S. and International segments. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe) is impacted by field-level changes in reserves, capitalized costs and sales volume mix between fields. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended March 31,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$472	$617	(24)%	$19.05	$20.03	(5)%
International	$19	$21	(10)%	$3.09	$2.86	8%
General and administrative expenses increased $13 million in the first quarter of 2021. Included in the first quarter of 2021 are expenses of $13 million related to terminating an aircraft lease agreement and severance related expenses of $11 million. The severance expenses were partially offset by the realization of cost savings from the 2020 workforce reductions, which were reflected in lower general and administrative costs in each of our U.S. and International segments.
Net interest and other decreased $51 million in the first quarter of 2021 versus the same period in 2020, primarily as a result of a $41 million mark-to-market gain on interest rate derivative contracts. The interest rate swaps were executed to hedge variations in cash flows related to interest rate fluctuations on our 2022 debt. See Note 14 to the consolidated financial statements for further information.

Segment Income
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, goodwill and equity method investments, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended March 31,
(In millions)	2021	2020
United States	$212	$(20)
International	50	(1)
Segment income (loss)	262	(21)
Items not allocated to segments, net of income taxes	(165)	(25)
Net income (loss)	$97	$(46)
United States segment income (loss) in the first quarter of 2021 was $212 million of income versus a $20 million loss for the same period in 2020. The increase in income was primarily due to higher price realizations and lower DD&A expense. These favorable changes were partially offset by lower sales volumes and a realized loss on commodity derivatives in the first quarter of 2021, whereas the prior quarter realized a gain on commodity derivatives.
International segment income (loss) in the first quarter of 2021 was $50 million of income versus a $1 million loss for the same period in 2020. Income from equity method investments significantly increased as a result of higher price realizations and lower costs due to the first quarter 2020 turnaround at AMPCO’s facility. This was partially offset by lower production volumes in E.G. in the first quarter of 2021.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2020.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.

Cash Flows
    Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, payment of dividends, and funding of share repurchases. As commodity prices increased during the first three months of 2021, we generated positive cash flow from operations. We continue to expect volatility in commodity prices and that could impact how much cash flow from operations we generate. The following table presents sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
(In millions)	2021	2020
Sources of cash and cash equivalents
Operating activities	$622	$701
Disposal of assets, net of cash transferred to the buyer	3	3
Other	—	8
Total sources of cash and cash equivalents	$625	$712
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(209)	$(620)
Additions to other assets	—	(1)
Purchases of common stock	(9)	(92)
Dividends paid	(23)	(40)
Other	(1)	—
Total uses of cash and cash equivalents	$(242)	$(753)
Cash flows generated from operating activities in the first three months of 2021 were 11% lower compared to the same period in 2020, primarily as a result of lower production volumes, a net loss on realized commodity derivatives (as compared to a gain in the prior quarter), and lower cash flows from working capital. These were partially offset by higher realized commodity prices.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Three Months Ended March 31,
(In millions)	2021	2020
United States	$183	$561
International	—	—
Corporate	1	7
Total capital expenditures	184	568
Change in capital expenditure accrual	25	52
Total use of cash and cash equivalents for property, plant and equipment	$209	$620
The decline in our capital expenditures for the U.S. segment in the first three months of 2021 compared to the same period in 2020, was caused by lower drilling and completions activities across all four of our shale basins.
Liquidity and Capital Resources
Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions and our revolving Credit Facility. At March 31, 2021, we had approximately $4.1 billion of liquidity consisting of $1.1 billion in cash and cash equivalents and $3.0 billion available under our revolving Credit Facility.

Our working capital requirements are supported by our cash and cash equivalents and our Credit Facility. We may draw on our revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. General economic conditions, commodity prices, and financial, business and other factors, including the global pandemic, could affect our operations and our ability to access the capital markets.
We continue to be rated investment grade at all three primary credit rating agencies. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital and could result in additional credit support requirements. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of how a downgrade in our credit ratings could affect us.
On April 29, 2021, our Board of Directors approved a dividend of $0.04 per share payable June 10, 2021 to stockholders of record at the close of business on May 19, 2021.
Capital Resources
Credit Arrangements and Borrowings
At March 31, 2021, we had no borrowings against our Credit Facility and $4.9 billion of total long-term debt outstanding. In March 2021, we announced our intention to fully redeem our outstanding $500 million 2.8% Senior Notes due 2022. The redemption settled on April 29, 2021 and the redemption will reduce annual cash interest expense by $14 million. Our next significant debt maturity will be the $900 million 3.85% Senior Notes due June 2025. Refer to our 2020 Annual Report on Form 10-K for a listing of our long-term debt maturities.
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million to fund the estimated project costs. As of March 31, 2021, project costs incurred totaled approximately $182 million, including land acquisition and construction costs.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 26% at March 31, 2021 and December 31, 2020.
Capital Requirements
Share Repurchase Program
No share repurchases were made under our share repurchases program during the three months ended March 31, 2021; however, we repurchased $9 million of shares during the first quarter related to our tax withholding obligation associated with the vesting of employee restricted stock awards. Our share repurchase program has $1.3 billion of remaining authorization.
Contractual Cash Obligations
As of March 31, 2021, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2020 Annual Report on Form 10-K.

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
Other than the items set forth in Item 1. Legal Proceedings, there have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2020 Annual Report on Form 10-K. See Note 23 to the consolidated financial statements for a description of other contingencies.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, reserve estimates, asset quality, production guidance, drilling plans, capital plans, cost and expense estimates, asset acquisitions and dispositions, future financial position and other plans and objectives for future cash flow from operations, are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:
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
•liability resulting from litigation or other proceedings and investigations;
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
•other geological, operating and economic considerations; and
•the risk factors, forward-looking statements and challenges and uncertainties described in our 2020 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
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

Commodity Price Risk
As of March 31, 2021, we had various open commodity derivatives. Based on the March 31, 2021 published NYMEX WTI, natural gas and natural gas liquids futures prices, a hypothetical 10% change (per bbl for crude oil, per MMbtu for gas and per bbl for NGL) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$(92)	$(157)	$(39)
Derivative asset (liability) - Natural Gas	1	(10)	13
Derivative asset (liability) - NGL	(14)	(19)	(10)
Total	$(105)	$(186)	$(36)

Interest Rate Risk
At March 31, 2021, our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $5.4 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At March 31, 2021, we had forward starting interest rate swap agreements with a total notional amount of $670 million designated as cash flow hedges and $500 million not designated as hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to (1) the 1-month LIBOR component of future lease payments on our future Houston office and (2) the benchmark LIBOR index for our debt due in 2025. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedge and de-designated cash flow hedge positions to the following as of March 31, 2021:

(In millions)	Fair Value	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$42	$53	$34
Interest rate asset (liability) - not designated as cash flow hedges	54	65	44
Total	$96	$118	$78
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2021.
During the first three months of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
In December 2019, we received a Notice of Violation from the North Dakota Department of Environmental Quality related to a release of produced water in North Dakota. In March 2021, we agreed to an Administrative Consent Agreement with the agency and agreed to pay $271,000. In January 2020, we received a verbal notice from the North Dakota Industrial Commission related to a release of produced water in North Dakota and in March 2021, we agreed to a Consent Agreement with a payment of $197,000, of which payment of $100,000 is suspended pending compliance with the terms of the Consent Agreement. In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. The enforcement action will likely result in monetary sanctions and corrective actions yet-to-be specified and while the ultimate outcome and impact to us cannot be predicted with certainty, we believe these enforcement actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Other than the items set forth above, there have been no significant changes to Item 3. Legal Proceedings in our 2020 Annual Report on Form 10-K. See Note 23 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings and Item 3. Legal Proceedings in our 2020 Annual Report on Form 10-K.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K. There have been no material changes to the risk factors from those listed in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended March 31, 2021 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
01/01/2021 - 01/31/2021	4,824	$6.67	—	$1,320,335,751
02/01/2021 - 02/28/2021	117,843	$11.10	—	$1,320,335,751
03/01/2021 - 03/31/2021	643,798	$11.20	—	$1,320,335,751
Total	766,465	$11.16	—
(a)766,465 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, by $1.2 billion in December 2013, and by $950 million in July 2019 for a total authorized amount of $7.15 billion.
As of March 31, 2021, we have repurchased 191 million common shares at a cost of approximately $5.8 billion, excluding transaction fees and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. In connection with the economic downturn, during the second quarter of 2020, the Company temporarily suspended the share repurchase program. Shares repurchased as of March 31, 2021 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2021		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
Gary E. Wilson
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)

Exhibit Index

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request	10-K	4.2	2/28/2014
10.1*	2021 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Section 16 Officers
10.2*	2021 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2021 - 2022 Performance Cycle for Section 16 Officers
10.3*	2021 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2021 - 2023 Performance Cycle for Section 16 Officers
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.