Form 10-Q
period 2021-06-30
MARATHON OIL CORP
filed 2021-08-05
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 788,398,843 shares of Marathon Oil Corporation common stock outstanding as of July 31, 2021.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues and other income:
Revenues from contracts with customers	$1,254	$490	$2,431	$1,514
Net gain (loss) on commodity derivatives	(166)	(70)	(319)	132
Income (loss) from equity method investments	49	(152)	93	(164)
Net gain (loss) on disposal of assets	1	(2)	1	7
Other income	5	6	8	13
Total revenues and other income	1,143	272	2,214	1,502
Costs and expenses:
Production	126	129	247	289
Shipping, handling and other operating	167	105	319	249
Exploration	25	26	46	54
Depreciation, depletion and amortization	532	597	1,028	1,241
Impairments	46	—	47	97
Taxes other than income	74	30	148	96
General and administrative	68	88	157	164
Total costs and expenses	1,038	975	1,992	2,190
Income (loss) from operations	105	(703)	222	(688)
Net interest and other	(59)	(69)	(72)	(133)
Other net periodic benefit (costs) credits	(1)	7	2	7
Loss on early extinguishment of debt	(19)	—	(19)	—
Income (loss) before income taxes	26	(765)	133	(814)
Provision (benefit) for income taxes	10	(15)	20	(18)
Net income (loss)	$16	$(750)	$113	$(796)
Net income (loss) per share:
Basic	$0.02	$(0.95)	$0.14	$(1.00)
Diluted	$0.02	$(0.95)	$0.14	$(1.00)
Weighted average common shares outstanding:
Basic	789	790	790	793
Diluted	789	790	791	793
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$16	$(750)	$113	$(796)
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	16	(42)	13	(42)
Change in derivative hedges unrecognized gain (loss)	(21)	(4)	19	(26)
Reclassification of de-designated forward interest rate swaps	(30)	—	(28)	—
Other comprehensive income (loss)	(35)	(46)	4	(68)
Comprehensive income (loss)	$(19)	$(796)	$117	$(864)
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except par value and share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$970	$742
Receivables, less reserve of $19 and $22	1,008	747
Inventories	78	76
Other current assets	19	47
Total current assets	2,075	1,612
Equity method investments	458	447
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $21,364 and $20,358	15,019	15,638
Other noncurrent assets	248	259
Total assets	$17,800	$17,956
Liabilities
Current liabilities:
Accounts payable	$937	$837
Payroll and benefits payable	49	57
Accrued taxes	95	72
Other current liabilities	461	247
Long-term debt due within one year	33	—
Total current liabilities	1,575	1,213
Long-term debt	4,875	5,404
Deferred tax liabilities	156	163
Defined benefit postretirement plan obligations	151	180
Asset retirement obligations	272	241
Deferred credits and other liabilities	137	194
Total liabilities	7,166	7,395
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at June 30, 2021 and December 31, 2020)	937	937
Held in treasury, at cost – 148 million shares	(4,105)	(4,089)
Additional paid-in capital	7,201	7,174
Retained earnings	6,524	6,466
Accumulated other comprehensive income	77	73
Total stockholders’ equity	10,634	10,561
Total liabilities and stockholders’ equity	$17,800	$17,956
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2021	2020
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$113	$(796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,028	1,241
Impairments	47	97
Exploratory dry well costs and unproved property impairments	39	40
Net gain on disposal of assets	(1)	(7)
Loss on early extinguishment of debt	19	—
Deferred income taxes	(7)	(14)
Unrealized (gain) loss on derivative instruments, net	157	(75)
Pension and other post retirement benefits, net	(14)	(31)
Stock-based compensation	17	28
Equity method investments, net	(17)	180
Changes in:
Current receivables	(253)	489
Inventories	(2)	(5)
Current accounts payable and accrued liabilities	121	(456)
Other current assets and liabilities	73	46
All other operating, net	(43)	(27)
Net cash provided by operating activities	1,277	710
Investing activities:
Additions to property, plant and equipment	(483)	(946)
Additions to other assets	—	12
Acquisitions, net of cash acquired	—	3
Disposal of assets, net of cash transferred to the buyer	15	9
Equity method investments - return of capital	6	7
All other investing, net	(1)	—
Net cash used in investing activities	(463)	(915)
Financing activities:
Debt repayment	(500)	—
Debt extinguishment costs	(19)	—
Purchases of common stock	(9)	(92)
Dividends paid	(55)	(40)
All other financing, net	(3)	1
Net cash used in financing activities	(586)	(131)
Net increase (decrease) in cash and cash equivalents	228	(336)
Cash and cash equivalents at beginning of period	742	858
Cash and cash equivalents at end of period	$970	$522
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Six Months Ended June 30, 2020
December 31, 2019 Balance	$—	$937	$(4,089)	$7,207	$7,993	$105	$12,153
Cumulative-effect adjustment	—	—	—	—	(12)	—	(12)
Shares issued - stock-based compensation	—	—	121	(83)	—	—	38
Shares repurchased	—	—	(91)	—	—	—	(91)
Stock-based compensation	—	—	—	(22)	—	—	(22)
Net income (loss)	—	—	—	—	(46)	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	(22)	(22)
Dividends paid (per share amount of $0.05)	—	—	—	—	(40)	—	(40)
March 31, 2020 Balance	$—	$937	$(4,059)	$7,102	$7,895	$83	$11,958
Shares issued - stock-based compensation	—	—	(28)	20	—	—	(8)
Stock-based compensation	—	—	—	21	—	—	21
Net income (loss)	—	—	—	—	(750)	—	(750)
Other comprehensive loss	—	—	—	—	—	(46)	(46)
June 30, 2020 Balance	$—	$937	$(4,087)	$7,143	$7,145	$37	$11,175
Six Months Ended June 30, 2021
December 31, 2020 Balance	$—	$937	$(4,089)	$7,174	$6,466	$73	$10,561
Shares issued - stock based compensation	—	—	(15)	10	—	—	(5)
Shares repurchased	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	11	—	—	11
Net income (loss)	—	—	—	—	97	—	97
Other comprehensive income (loss)	—	—	—	—	—	39	39
Dividends paid (per share amount of $0.03)	—	—	—	—	(23)	—	(23)
March 31, 2021 Balance	$—	$937	$(4,113)	$7,195	$6,540	$112	$10,671
Shares issued - stock based compensation	—	—	8	1	—	—	9
Shares repurchased	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	5	—	—	5
Net income (loss)	—	—	—	—	16	—	16
Other comprehensive income (loss)	—	—	—	—	—	(35)	(35)
Dividends paid (per share amount of $0.04)	—	—	—	—	(32)	—	(32)
June 30, 2021 Balance	$—	$937	$(4,105)	$7,201	$6,524	$77	$10,634
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K. The results of operations for the second quarter and first six months of 2021 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
No accounting standards were adopted in the second quarter or first six months of 2021 that had a material impact on our consolidated financial statements.
3.    Income (loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 4 million and 5 million of stock options for each of the three and six months ended June 30, 2021, respectively, and 7 million of stock options for each of the three and six months ended June 30, 2020 that were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income (loss)	$16	$(750)	$113	$(796)

Weighted average common shares outstanding	789	790	790	793
Effect of dilutive securities	—	—	1	—
Weighted average common shares, diluted	789	790	791	793
Net income (loss) per share:
Basic	$0.02	$(0.95)	$0.14	$(1.00)
Diluted	$0.02	$(0.95)	$0.14	$(1.00)

Dividends per share	$0.04	$—	$0.07	$0.05
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of June 30, 2021 and December 31, 2020, receivables from contracts with customers, included in receivables, less reserves were $841 million and $572 million, respectively.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and six months ended June 30 as follows:

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
United States

	Three Months Ended June 30, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$353	$411	$71	$77	$24	$936
Natural gas liquids	33	48	37	11	2	131
Natural gas	29	17	41	5	(1)	91
Other	2	—	—	—	29	31
Revenues from contracts with customers	$417	$476	$149	$93	$54	$1,189

	Three Months Ended June 30, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$142	$147	$32	$33	$7	$361
Natural gas liquids	16	3	13	4	1	37
Natural gas	20	5	24	4	1	54
Other	1	—	—	—	9	10
Revenues from contracts with customers	$179	$155	$69	$41	$18	$462

	Six Months Ended June 30, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$612	$783	$132	$154	$46	$1,727
Natural gas liquids	59	89	74	20	5	247
Natural gas	76	42	150	30	8	306
Other	4	—	—	—	37	41
Revenues from contracts with customers	$751	$914	$356	$204	$96	$2,321

	Six Months Ended June 30, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$449	$477	$116	$107	$40	$1,189
Natural gas liquids	31	13	34	7	3	88
Natural gas	44	13	53	7	4	121
Other	3	—	—	—	31	34
Revenues from contracts with customers	$527	$503	$203	$121	$78	$1,432
International (E.G.)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Crude oil and condensate	$58	$20	$95	$65
Natural gas liquids	1	1	2	2
Natural gas	5	7	12	15
Other	1	—	1	—
Revenues from contracts with customers	$65	$28	$110	$82

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
    Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, goodwill, and equity method investments, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments or other items (as determined by the chief operating decision maker (“CODM”)) are not allocated to operating segments.

	Three Months Ended June 30, 2021
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,189	$65	$—		$1,254
Net gain (loss) on commodity derivatives	(91)	—	(75)	(b)	(166)
Income (loss) from equity method investments	—	49	—		49
Net gain on disposal of assets	—	—	1		1
Other income	3	2	—		5
Less costs and expenses:
Production	113	13	—		126
Shipping, handling and other operating	153	2	12		167
Exploration	18	—	7		25
Depreciation, depletion and amortization	506	18	8		532
Impairments	—	—	46	(c)	46
Taxes other than income	76	—	(2)		74
General and administrative	27	4	37		68
Net interest and other	—	—	59	(d)	59
Other net periodic benefit costs	—	—	1		1
Loss on early extinguishment of debt	—	—	19	(e)	19
Income tax provision (benefit)	1	11	(2)		10
Segment income (loss)	$207	$68	$(259)		$16
Total assets	$15,747	$1,047	$1,006		$17,800
Capital expenditures(a)	$284	$2	$3		$289
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 14).
(c)Includes impairments of $24 million associated with central facilities in Eagle Ford (See Note 10) and $22 million associated with decommissioning costs for non-producing long-lived assets in the Gulf of Mexico (‘GOM’) (See Note 10, Note 11, and Note 23).
(d)Includes a $22 million loss on 2022 interest rate swaps and a $31 million gain on 2025 interest rate swaps, neither of which were designated as cash flow hedges as of June 30 (See Note 14).
(e)Represents costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs related to the redemption of the 2022 Notes in April 2021 (See Note 16) .

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$462	$28	$—		$490
Net gain (loss) on commodity derivatives	26	—	(96)	(b)	(70)
Income (loss) from equity method investments	—	—	(152)	(c)	(152)
Net loss on disposal of assets	—	—	(2)		(2)
Other income	3	2	1		6
Less costs and expenses:
Production	114	15	—		129
Shipping, handling and other operating	91	1	13		105
Exploration	26	—	—		26
Depreciation, depletion and amortization	569	22	6		597
Taxes other than income	30	—	—		30
General and administrative	32	3	53	(d)	88
Net interest and other	—	—	69		69
Other net periodic benefit costs	—	—	(7)	(e)	(7)
Income tax benefit	(6)	(5)	(4)		(15)
Segment loss	$(365)	$(6)	$(379)		$(750)
Total assets	$16,791	$1,144	$632		$18,567
Capital expenditures(a)	$137	$—	$2		$139
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 14).
(c)Partial impairment of investment in equity method investee (See Note 22).
(d)Includes severance expense associated with workforce reductions of $13 million.
(e)Includes pension settlement loss of $14 million and pension curtailment gain of $17 million (See Note 19).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$2,321	$110	$—		$2,431
Net loss on commodity derivatives	(162)	—	(157)	(b)	(319)
Income (loss) from equity method investments	—	93	—		93
Net gain on disposal of assets	—	—	1		1
Other income	4	3	1		8
Less costs and expenses:
Production	224	23	—		247
Shipping, handling and other operating	297	6	16		319
Exploration	39	—	7		46
Depreciation, depletion and amortization	978	37	13		1,028
Impairments	—	—	47	(c)	47
Taxes other than income	150	—	(2)		148
General and administrative	50	6	101	(d)	157
Net interest and other	—	—	72	(e)	72
Other net periodic benefit credit	—	—	(2)		(2)
Loss on early extinguishment of debt	—	—	19	(f)	19
Income tax provision (benefit)	6	16	(2)		20
Segment income (loss)	$419	$118	$(424)		$113
Total assets	$15,747	$1,047	$1,006		$17,800
Capital expenditures(a)	$467	$2	$4		$473
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 14).
(c)Includes second quarter 2021 impairments of $24 million for central facilities in Eagle Ford (See Note 10) and $22 million associated with decommissioning costs for non-producing long-lived assets in GOM (See Note 10, Note 11, and Note 23).
(d)Includes $13 million associated with the termination of an aircraft lease agreement and $12 million arising from severance expenses associated with a workforce reduction.
(e)Includes a $19 million gain on 2022 interest rate swaps and a $31 million gain on 2025 interest rate swaps, neither of which were designated as cash flow hedges as of June 30 (See Note 14).
(f)Represents costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs in regards to the redemption of the 2022 Notes in April 2021 (See Note 16).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$1,432	$82	$—		$1,514
Net gain on commodity derivatives	57	—	75	(b)	132
Loss from equity method investments	—	(12)	(152)	(c)	(164)
Net gain on disposal of assets	—	—	7		7
Other income	7	4	2		13
Less costs and expenses:
Production	257	32	—		289
Shipping, handling and other operating	231	4	14		249
Exploration	54	—	—		54
Depreciation, depletion and amortization	1,186	43	12		1,241
Impairments	—	—	97	(d)	97
Taxes other than income	96	—	—		96
General and administrative	64	7	93	(e)	164
Net interest and other	—	—	133		133
Other net periodic benefit credit	—	—	(7)	(f)	(7)
Income tax benefit	(7)	(5)	(6)		(18)
Segment loss	$(385)	$(7)	$(404)		$(796)
Total assets	$16,791	$1,144	$632		$18,567
Capital expenditures(a)	$698	$—	$9		$707
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 14).
(c)Partial impairment of investment in equity method investee (See Note 22).
(d)Includes the full impairment of the International reporting unit goodwill of $95 million (See Note 13).
(e)Includes severance expenses associated with workforce reductions of $13 million.
(f)Includes pension settlement loss of $16 million and pension curtailment gain of $17 million (See Note 19).

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
For the three and six months ended June 30, 2021 and 2020, our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective income tax rate	38%	2%	15%	2%
Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the three and six months ended June 30, 2021 and 2020 as a result of the income mix of our U.S. and E.G. operations, including the income mix within E.G. between equity method investees and subsidiaries. We currently have a full valuation allowance on net federal deferred tax assets in the U.S., which results in no federal deferred tax expense or benefit on current year U.S. activity.
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
Changes in the allowance for doubtful accounts balance were as follows:

(In millions)	June 30, 2021	December 31, 2020
Beginning balance as of January 1	$22	$11
Cumulative-effect adjustment	—	12
Current period provision(a)	(2)	22
Current period write offs	(1)	(13)
Recoveries of amounts previously reserved	—	(10)
Ending balance	$19	$22
(a)As of December 31, 2020, the current period provision consisted of $10 million in joint interest receivables and $12 million in trade receivables.
8.    Inventories
    Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

(In millions)	June 30, 2021	December 31, 2020
Crude oil and natural gas	$12	$10
Supplies and other items	66	66
Inventories	$78	$76

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
9.    Property, Plant and Equipment

(In millions)	June 30, 2021	December 31, 2020
United States	$14,583	$15,156
International	380	414
Corporate	56	68
Net property, plant and equipment	$15,019	$15,638
As of June 30, 2021 and December 31, 2020, we had $158 million and $98 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. The vast majority of the suspended wells require completion activities and installation of infrastructure in order to classify the reserves as proved.
10.    Impairments
    The following table summarizes impairment charges of proved properties, goodwill and equity method investments and their corresponding fair values.

	Three Months Ended June 30,
	2021		2020
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$24	$—	$—
Asset retirement costs of long-lived assets	—	22	—	—
Equity method investment	$—	$—	$142	$152

	Six Months Ended June 30,
	2021		2020
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$25	$—	$2
Asset retirement costs of long-lived assets	—	22	—	—
Goodwill	—	—	—	95
Equity method investment	$—	$—	$142	$152
•2021 – During the second quarter of 2021, we recorded an impairment expense of $24 million associated with two central facilities located in Eagle Ford. Decommissioning activities commenced during the quarter, which included the re-routing of existing wells.
We also recognized an incremental $22 million of impairment expense associated with an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico. In a prior reporting period, we recorded a $7 million liability in our consolidated balance sheet associated with these assets, thereby increasing the total recognized asset retirement obligation to $29 million as of June 30, 2021. See Note 11 and Note 23 for further information.
The combined effects of these items were recorded within the Impairments line item within our consolidated statements of income.
•2020 – During the second quarter of 2020, the continuation of the depressed commodity prices caused us to perform a review of our equity method investments. Our review concluded that a loss of our investment value in one of our equity method investees was other than temporary. As a result, we recorded an impairment of $152 million, which was recognized in income (loss) from equity method investments in our consolidated statements of income. The impairment caused us to incur a basis differential between the net book value of our investment and the amount of our underlying share of equity in the investee’s net assets. This differential is being accreted into income over the remaining useful life of the investee’s primary assets.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Additionally, impairments for the first six months of 2020 included $95 million of goodwill impairment in the International reporting unit. See Note 13 for further information.
11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	June 30,
(In millions)	2021	2020
Beginning balance as of January 1	$254	$255
Incurred liabilities, including acquisitions	6	2
Settled liabilities, including dispositions	(2)	(3)
Accretion expense (included in depreciation, depletion and amortization)	6	6
Revisions of estimates	32	(8)
Ending balance as of June 30, total	$296	$252

Ending balance as of June 30, short-term	$24	$10

In the second quarter of 2021, we had a revision of estimate of $29 million related to anticipated costs for decommissioning certain wells, pipelines and production facilities for previously divested offshore non-producing long-lived assets located in the Gulf of Mexico. As of June 30, 2021, $14 million of this revision of estimate was classified as short-term. See Note 23 for further information. During the quarter, we recognized $22 million of impairment expense associated with these non-producing long-lived assets within our consolidated statement of operations. See Note 10 for further information.
12. Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, aircraft, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.
Supplemental balance sheet information related to leases was as follows:

(In millions)		June 30, 2021	December 31, 2020
Operating Leases:	Balance Sheet Location:
Right-of-use asset	Other noncurrent assets	$92	$133
Current portion of long-term lease liability	Other current liabilities	$52	$70
Long-term lease liability	Deferred credits and other liabilities	$44	$67

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
    Our wholly owned subsidiary, Marathon E.G. Production Limited, is a lessor for residential housing in E.G., which is occupied by EGHoldings, a related party equity method investee – see Note 22. The lease was classified as an operating lease and expires in 2024, with a lessee option to extend through 2034. Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year. Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below.

(In millions)	Operating Lease Future Cash Receipts
2021	$4
2022	6
2023	6
2024	6
2025	6
Thereafter	54
Total undiscounted cash flows	$82
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million to fund the estimated project costs. As of June 30, 2021, project costs incurred totaled approximately $214 million, including land acquisition and construction costs. The initial lease term is five years and will commence once construction is substantially complete and the new Houston office is ready for occupancy, which is expected to occur in the second half of 2021. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of approximately 89% of the total acquisition and construction costs.
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

	June 30, 2021
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$—	$181	$(181)	Other current liabilities
Interest Rate	63	—	63	Other noncurrent assets
Interest Rate	—	1	(1)	Deferred credits and other liabilities
Total Not Designated as Hedges	$63	$182	$(119)

Cash Flow Hedges
Interest Rate	$—	$2	$(2)	Other current liabilities
Interest Rate	—	6	(6)	Deferred credits and other liabilities
Total Designated Hedges	$—	$8	$(8)
Total	$63	$190	$(127)

	December 31, 2020
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$3	$1	$2	Other current assets
Commodity	7	32	(25)	Other current liabilities
Interest Rate	10	—	10	Other noncurrent assets
Total Not Designated as Hedges	$20	$33	$(13)

Cash Flow Hedges
Interest Rate	$19	$—	$19	Other noncurrent assets
Interest Rate	—	16	(16)	Deferred credits and other liabilities
Total Designated Hedges	$19	$16	$3
Total	$39	$49	$(10)

Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into multiple crude oil, natural gas and NGL derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through 2022. These derivatives consist of three-way collars, two-way collars, fixed price swaps, basis swaps and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. Two-way collars only consist of a sold call (ceiling) and a purchased put (floor).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth outstanding derivative contracts as of June 30, 2021, and the weighted average prices for those contracts:

	2021		2022
	Third Quarter	Fourth Quarter	First Half	Second Half
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	40,000	40,000	10,000	—
Weighted average price per Bbl:
Ceiling	$74.07	$78.05	$87.84	$—
Floor	$48.75	$50.00	$50.00	$—
Sold put	$38.75	$40.00	$40.00	$—
NYMEX WTI Two-Way Collars
Volume (Bbls/day)	40,000	40,000	—	—
Weighted average price per Bbl:
Ceiling	$59.41	$58.92	$—	$—
Floor	$39.25	$39.25	$—	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	—	—	45,000	45,000
Weighted average price per Bbl	$—	$—	$0.56	$0.56
Natural Gas
Henry Hub (“HH”) Two-Way Collars
Volume (MMBtu/day)	200,000	200,000	—	—
Weighted average price per MMBtu:
Ceiling	$3.05	$3.05	$—	$—
Floor	$2.50	$2.50	$—	$—
HH Fixed Price Swaps
Volume (MMBtu/day)	50,000	50,000	—	—
Weighted average price per MMBtu	$2.88	$2.88	$—	$—
NGL
Fixed Price Propane Swaps (a)
Volume (Bbls/day)	5,000	5,000	—	—
Weighted average price per Bbl	$10.92	$10.92	$—	$—
Fixed Price Propane Swaps (b)
Volume (Bbls/day)	5,000	5,000	—	—
Weighted average price per Bbl	$23.19	$23.19	$—	$—
(a)The fixed price ethane swap is priced at OPIS Mont Belvieu Purity Ethane.
(b)The fixed price propane swap is priced at OPIS Mont Belvieu Non-TET Propane.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The unrealized and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Unrealized gain (loss) on derivative instruments, net	$(75)	$(96)	$(157)	$75
Realized gain (loss) on derivative instruments, net(a)	$(91)	$26	$(162)	$57
(a)During the second quarter and first six months of 2021, net cash paid for settled derivative positions was $84 million and $95 million, respectively. During the second quarter and first six months of 2020, net cash received for settled derivative positions was $78 million and $91 million, respectively.
Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps to hedge the variations in cash flows related to fluctuations in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate related to forecasted interest payments of a future debt issuance in 2022. Each respective derivative contract can be tied to an anticipated underlying dollar notional amount. During the third quarter of 2020, we de-designated these forward starting interest rate swaps previously designated as cash flow hedges. In the first quarter of 2021, the net deferred loss of $2 million in accumulated other comprehensive income related to these de-designated forward starting interest rate swaps was reclassified from accumulated other comprehensive income into earnings as an adjustment to net interest, as we fully redeemed the remainder of our outstanding 2022 notes in April 2021. Additionally, we recorded a $22 million mark-to-market loss and a $19 million mark-to-market gain within net interest to reflect the change in value of these interest rate swaps during the three and six months ended June 30, 2021, respectively.
During 2020, we entered into forward starting interest rate swaps with a notional amount of $350 million to hedge variations in cash flows arising from fluctuations in the LIBOR benchmark interest rate related to forecasted interest payments of a future debt issuance in 2025. The expected proceeds of the future debt issuance were intended to refinance the $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). During the second quarter of 2021, we de-designated these forward starting interest rate swaps previously designated as cash flow hedges because we no longer plan to refinance the 2025 Notes. In August 2021, we sent an irrevocable notice of redemption to the trustee to fully redeem the 2025 Notes. See Note 16 for further details. We reclassified the $31 million cumulative gain related to these hedges from accumulated other comprehensive income into earnings as an adjustment to net interest.
In addition, during the second quarter of 2021, we de-designated $25 million of the $320 million Houston office cash flow hedges (discussed further in the Derivatives Designated as Cash Flow Hedges section below), as the construction cost budget estimate was reduced. The $1 million loss of these de-designated cash flow hedges as of June 30, 2021 was reclassified from accumulated other comprehensive income into earnings as an adjustment to net interest.
The following table presents, by maturity date, information about our de-designated forward starting interest rate swap agreements, including the rate.

	June 30, 2021		December 31, 2020
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
November 1, 2022	$500	0.99%	$500	0.99%
June 1, 2025	$350	0.95%	N/A	N/A
September 9, 2026	$25	1.45%	N/A	N/A

Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments of our future Houston office. These swaps will settle monthly on the same day the lease payment is made with the first swap settlement occurring in January 2022. During the second quarter of 2021, we de-designated $25 million of these hedges as the construction cost budget estimate associated with the project was reduced. The last swap will mature in September 2026. As of June 30, 2021, amounts expected to be reclassified from accumulated other comprehensive income over the next twelve months were not material. See Note 12 for further details regarding the lease of the new Houston office.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following table presents, by maturity date, information about our interest rate swap agreements, including the weighted average LIBOR-based, fixed rate.

	June 30, 2021		December 31, 2020
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
June 1, 2025	N/A	N/A	$350	0.95%
September 9, 2026	$295	1.52%	$320	1.51%
15.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by hierarchy level.

	June 30, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$62	$—	$62
Derivative instruments, assets	$—	$62	$—	$62
Derivative instruments, liabilities
Commodity(a)	$(30)	$(151)	$—	$(181)
Interest rate - designated as cash flow hedges	—	(8)	—	(8)
Derivative instruments, liabilities	$(30)	$(159)	$—	$(189)
Total	$(30)	$(97)	$—	$(127)

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$10	$—	$10
Interest rate - designated as cash flow hedges	—	19	—	19
Derivative instruments, assets	$—	$29	$—	$29
Derivative instruments, liabilities
Commodity(a)	$—	$(23)	$—	$(23)
Interest rate - designated as cash flow hedges	—	(16)	—	(16)
Derivative instruments, liabilities	$—	$(39)	$—	$(39)
Total	$—	$(10)	$—	$(10)
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$13	$12	$4	$4
Other noncurrent assets	12	27	24	37
Total financial assets	$25	$39	$28	$41
Financial liabilities
Current liabilities	$93	$124	$72	$103
Long-term debt, including current portion(a)	5,735	4,931	6,077	5,431
Deferred credits and other liabilities	69	50	103	76
Total financial liabilities	$5,897	$5,105	$6,252	$5,610
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
16.    Debt
Revolving Credit Facility
On June 21, 2021, we executed the sixth amendment to our unsecured revolving credit facility (“Credit Facility”). The primary changes resulting from this amendment are (i) increasing the size of the Credit Facility from $3.0 billion to $3.1 billion, (ii) extending the maturity of the commitments of certain consenting lenders from May 28, 2023 to June 21, 2024 (with the remaining commitment of a single non-consenting lender to mature on May 28, 2023, at which time the size of the Credit Facility will be reduced to $3.0 billion) and (iii) including certain other provisions and revisions, including provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. As of June 30, 2021, we had no borrowings against our Credit Facility.
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of June 30, 2021, we were in compliance with this covenant with a ratio of 24%.
Debt Redemption
On March 30, 2021, we sent an irrevocable notice of redemption to the trustee to fully redeem our outstanding $500 million 2.8% Senior Notes due 2022 (“2022 Notes”). The 2022 Notes were redeemed on April 29, 2021 and as a result of the

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
settlement, we incurred $19 million in costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs.
Long-term debt
At June 30, 2021, we had $4.9 billion of total long-term debt outstanding. On August 4, 2021, we sent an irrevocable notice of redemption to the trustee to fully redeem our outstanding $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). We intend to settle the 2025 Notes and pay the make-whole premium in early September 2021 using cash on hand. The amount we will pay related to the make-whole premium will be determined on or around August 31, 2021 based on the then current applicable Treasury Rate defined in the 2025 Notes’ Prospectus Supplement. Based on fluctuations in the applicable Treasury Rate in 2021, the amount of the make-whole premium is estimated to be approximately $85 million to $105 million. Subsequent to the redemption of the 2025 Notes, our next significant long-term debt maturity is in the amount of $1.0 billion due 2027. Refer to our 2020 Annual Report on Form 10-K for a listing of our long-term debt maturities.
17.    Stockholders’ Equity
No share repurchases were made under our share repurchases program during the six months ended June 30, 2021; however, we repurchased $9 million of shares during the first quarter related to our tax withholding obligation associated with the vesting of employee restricted stock awards. The total remaining share repurchase authorization was $1.3 billion at June 30, 2021. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
18.    Incentive Based Compensation
Stock options, restricted stock awards and restricted stock units
The following table presents a summary of activity for the first six months of 2021:

	Stock Options		Restricted Stock Awards & Units
	Number of Shares	Weighted Average Exercise Price	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	6,014,255	$21.00	7,851,754	$11.72
Granted	—	$—	2,297,929	$11.20
Exercised/Vested	(384,889)	$7.34	(2,896,748)	$12.56
Canceled(a)	(1,106,590)	$22.82	(893,808)	$11.97
Outstanding at June 30, 2021	4,522,776	$21.72	6,359,127	$11.12
(a)Included in canceled are forfeitures related to workforce reductions.
Stock-based performance unit awards
During the first six months of 2021, we granted 307,473 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $18.07, as calculated using a Monte Carlo valuation model. At the grant date, each unit represents the value of one share of our common stock. These units are settled in shares, and the number of shares of our common stock to be paid is based on the vesting percentage, which can be from zero to 200% based on performance achieved during the performance period and as determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group including peer companies, the S&P Energy Index and the S&P 500 Index, which is determined by the Compensation Committee. Also, dividend equivalents accrue during the performance period and would be paid in cash following the end of the performance period based on the amount of dividends credited on shares of our common stock over the performance period multiplied by the number of units that vest.
During the first six months of 2021, we introduced a new type of stock-based performance unit award under the Marathon Oil Corporation 2019 Incentive Compensation Plan and granted 307,473 units to eligible officers, which are settled in cash. At the grant date for these new stock-based performance units, each unit represents the value of one share of our common stock. The benefit amount to be paid is based on the product of (i) the number of units granted, (ii) the vesting percentage, and (iii) the average daily closing price of our common stock during the final 30 calendar days ending on the last trading day of the

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
performance period, subject to the banking feature described below. The vesting percentage can range from zero to 200%, which is based on performance achieved over a two-year performance period. The performance metric is a predetermined amount of cumulative free cash flow, as defined by the award agreement, generated by the Company over the performance period. The units have a banking feature whereby the stock price valuation and vesting percentage are fixed at no less than 50%, and then again at 100%, if achieved during the performance period. Once those milestones are reached, the vesting percentage will not fall below those banked percentage amounts even if cumulative free cash flow subsequently declines during the performance period, subject to the Compensation Committee’s discretion as described below. The second quarter fair value per unit was $27.32, as calculated by multiplying the estimated vesting percentage by our common stock’s closing stock price on June 30, 2021. Also, dividend equivalents accrue during the performance period and would be paid in cash following the end of the performance period based on the amount of dividends credited on shares of our common stock over the performance period multiplied by the number of units that vest. As set forth in the award agreement terms, the Compensation Committee retains discretion to reduce the vesting percentage and any bank values and determine free cash flow achievement for these awards.
19.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit costs (credits):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$4	$5	$—	$—
Interest cost	2	2	1	—
Expected return on plan assets	(2)	(2)	—	—
Amortization:
– prior service credit	(1)	(2)	(4)	(5)
– actuarial loss	1	2	—	1
Net settlement loss(a)	5	14	—	—
Net curtailment gain(b)	—	(3)	—	(14)
Net periodic benefit costs (credits)(c)	$9	$16	$(3)	$(18)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$8	$10	$—	$—
Interest cost	4	5	1	1
Expected return on plan assets	(4)	(5)	—	—
Amortization:
– prior service credit	(3)	(4)	(8)	(9)
– actuarial loss	3	5	1	1
Net settlement loss(a)	5	16	—	—
Net curtailment gain(b)	—	(3)	—	(14)
Net periodic benefit costs (credits)(c)	$13	$24	$(6)	$(21)
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

    During the first six months of 2021, we made contributions of $14 million to our funded pension plan. During the first six months of 2021, we also made payments of $2 million and $5 million related to unfunded pension plans and other postretirement benefit plans. We expect to contribute an additional $9 million in contributions to our funded pension plan this year.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
20.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$5	$7	$11	$13	Other net periodic benefit costs
Amortization of actuarial loss	(1)	(3)	(4)	(6)	Other net periodic benefit costs
Net settlement loss	(5)	(14)	(5)	(16)	Other net periodic benefit costs
Net curtailment gain	—	17	—	17	Other net periodic benefit costs
Interest rate swaps
Reclassification of de-designated forward interest rate swaps	(30)	—	(28)	—	Net interest and other
Total reclassifications of (income) expense, net of tax (a)	$(31)	$7	$(26)	$8	Net income (loss)
(a)During 2021 and 2020 we had a full valuation allowance on net federal deferred tax assets in the U.S. and as such, there is no tax impact to our postretirement and postemployment plans.
21.    Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2021	2020
Included in operating activities:
Interest paid, net of amounts capitalized	$123	$126
Income taxes paid to (received from) taxing authorities, net of refunds (a)	$9	$4
Noncash investing activities:
Increase (decrease) in asset retirement costs	$38	$(6)
(a)The six months ended June 30, 2020 includes $4 million related to tax refunds.

    Other noncash investing activities include accrued capital expenditures for the six months ended June 30, 2021 and 2020 of $85 million and $48 million, respectively.
22.    Equity Method Investments
During the periods ended June 30, 2021 and December 31, 2020 our equity method investees were considered related parties and are summarized in the following table:

(In millions)	Ownership as of June 30, 2021	June 30, 2021	December 31, 2020
EGHoldings (a)	60%	$138	$113
Alba Plant LLC (b)	52%	168	168
AMPCO (c)	45%	152	166
Total		$458	$447
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Summarized financial information for equity method investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income data:
Revenues and other income	$246	$111	$481	$283
Income (loss) from operations	111	(10)	207	(40)
Net income (loss)	$85	$(13)	$157	$(39)

Revenues from related parties were $8 million and $16 million for the three and six months ended June 30, 2021, respectively, and $10 million and $20 million for the three and six months ended 2020, respectively, with the majority related to EGHoldings in all periods.
Current receivables from related parties at June 30, 2021 and December 31, 2020 were $18 million and $24 million, respectively, with the majority related to EGHoldings in both periods. Payables to related parties at June 30, 2021 were $6 million, with the majority related to EGHoldings and $13 million at December 31, 2020, with the majority related to Alba Plant LLC.
23.    Commitments and Contingencies
In the second quarter of 2019, Marathon E.G. Production Limited (“MEGPL”), a consolidated and wholly owned subsidiary, signed a series of agreements to process third-party Alen Unit gas through existing infrastructure located in Punta Europa, E.G. Our equity method investee, Alba Plant LLC, is also a party to some of the agreements. These agreements require (subject to certain limitations) MEGPL to indemnify the owners of the Alen Unit against injury to Alba Plant LLC’s personnel and damage to or loss of Alba Plant LLC’s automobiles, as well as third party claims caused by Alba Plant LLC and certain environmental liabilities arising from certain hydrocarbons in the custody of Alba Plant LLC. At this time, we cannot reasonably estimate this obligation as we do not have any history of prior indemnification claims or environmental discharge or contamination. Therefore, we have not recorded a liability with respect to these indemnities since the amount of potential future payments under these indemnification clauses is not determinable.
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of June 30, 2021, with a corresponding receivable from our investees. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.
Various groups, including the State of North Dakota and three Indian tribes represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River. As a result, as of June 30, 2021, we have a $121 million current liability in suspended royalty and working interest revenue, including interest, of which $111 million was included within accounts payable and $10 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $24 million for capital and expenses.
In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. The enforcement action will likely result in monetary sanctions and corrective actions yet-to-be specified and, while the ultimate outcome and impact to us cannot be predicted with certainty, we believe these enforcement actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
We are a defendant in a number of legal and administrative proceedings arising in the ordinary course of business including, but not limited to, royalty claims, contract claims, tax disputes and environmental claims. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we may also be

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
subject to retained liabilities with respect to certain divested assets by operation of law. For example, declines in commodity prices have created an environment where there is an increased risk that owners and/or operators of assets purchased from us may no longer be able to satisfy plugging or abandonment obligations that attach to those assets. In that event, due to operation of law, we may be required to assume plugging or abandonment obligations for those assets. Although we have established reserves for such liabilities, we could be required to accrue additional amounts in the future and these amounts could be material. For instance, as the result of the declaration of bankruptcy by a third party to which we previously divested certain offshore assets, in the second quarter of 2021 we increased our existing reserve to $29 million related to the anticipated cost to decommission certain wells, pipelines and production facilities divested to such third party. We no longer own these assets nor are they related to our current operations.
Marathon Oil has been named in various lawsuits alleging royalty underpayments in our domestic operations, and plaintiffs in some of these lawsuits are seeking class certification. We intend to vigorously defend ourselves against such claims. Although we have accrued for potential liabilities associated with these lawsuits, those accruals are based on currently available information and involve elements of judgment and significant uncertainties. Accordingly, actual losses may exceed our accruals or we could be required to accrue additional amounts in the future and these amounts could be material.
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
At June 30, 2021, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.

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
Executive Overview
We are an independent exploration and production company based in Houston, Texas. Our strategy is to deliver competitive and improving corporate level returns by focusing our capital investment in our lower cost, higher margin U.S. resource plays (Eagle Ford in Texas, Bakken in North Dakota, STACK and SCOOP in Oklahoma and Northern Delaware in New Mexico). Our reinvestment rate and capital allocation framework prioritizes free cash flow generation across a wide range of commodity prices to make available significant cash flow for investor-friendly purposes, including return of capital to shareholders and balance sheet enhancement. Keeping our workforce safe, minimizing our environmental impact, strong corporate governance and protecting our balance sheet are foundational to the execution of our strategy.
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

Key highlights include the following:
Maintained focus on balance sheet and liquidity
•At the end of the second quarter 2021, we had approximately $4.1 billion of liquidity, comprised of an undrawn $3.1 billion revolving credit facility and $970 million in cash. We remain investment grade at all three primary rating agencies, with Moody’s and Fitch recently upgrading their rating outlooks to stable and positive, respectively.
•In the first six months of 2021, we generated $1.3 billion of cash provided by operating activities, which was more than sufficient to fund our full redemption of our $500 million 2022 Notes, additions to property, plant and equipment of $483 million and dividends of $55 million.
•The June 30, 2021 cash balance reflects an increase of approximately $228 million from year-end, primarily due to higher commodity price realizations and continued capital discipline. Our U.S. segment average realized prices for crude oil and condensate, NGLs and natural gas for the six months ended June 30, 2021 were $60.08 per bbl, $24.06 per bbl and $4.43 per mcf, respectively.
•We continued our capital discipline through the second quarter and are within our Capital Budget of $1.0 billion.
•Consistent with our strategy to enhance the balance sheet, in August 2021, we sent an irrevocable notice of redemption to the trustee to fully redeem our outstanding $900 million 3.85% Senior Notes due 2025. See Note 16 to the consolidated financial statements and Liquidity and Capital Resources for further information.
Financial and operational results
•In the second quarter of 2021, U.S. net sales volumes decreased by 8% to 283 mboed, including a 13% reduction in

U.S. crude oil net sales volumes compared to the same quarter last year as a result of overall lower drilling and completion activities and natural decline.
•Our net income per share was $0.02 in the second quarter of 2021 as compared to a net loss per share of $0.95 in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers increased $764 million compared to the same quarter last year. We experienced significant increases in realized prices for both crude oil and condensate, NGLs and natural gas.
◦Net loss on commodity derivatives of $166 million, as compared to a net loss of $70 million in 2020. The increase in derivative losses were a direct result of higher commodity prices.
◦Income from equity method investments of $49 million, an increase of $201 million from the same period in 2020. The current quarter included higher price realizations whereas the same period in 2020 included impairments of $152 million.
◦Lower depreciation, depletion and amortization expenses of $65 million, primarily a result of lower production.
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

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
United States (mboed)	283	308	(8)%	279	323	(14)%
International (mboed)	65	84	(23)%	66	83	(20)%
Total (mboed)	348	392	(11)%	345	406	(15)%
United States
Net sales volumes in the segment were lower in the second quarter of 2021 and the first six months of 2021 as compared to their respective 2020 periods with lower capital investment resulting in fewer wells to sales year to date, coupled with natural decline. The decrease in capital investment is a direct result of the demand contraction, beginning in 2020, related to the global pandemic.
We continue to expect that our planned pace of drilling and completions activity during the remainder of the year will enable us to meet our 2021 production guidance as noted in the preceding Outlook section.

The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	91	108	(16)%	84	111	(24)%
Bakken	107	103	4%	109	106	3%
Oklahoma	54	60	(10)%	54	67	(19)%
Northern Delaware	24	30	(20)%	25	30	(17)%
Other United States	7	7	—%	7	9	(22)%
Total United States	283	308	(8)%	279	323	(14)%

	Three Months Ended June 30, 2021
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	65%	66%	22%	54%	56%
Natural gas liquids	16%	20%	32%	23%	21%
Natural gas	19%	14%	46%	23%	23%

	Three Months Ended June 30,		Six Months Ended June 30,
Drilling Activity - U.S. Resource Plays	2021	2020	2021	2020
Gross Operated
Eagle Ford:
Wells drilled to total depth	23	9	53	41
Wells brought to sales	45	20	70	58
Bakken:
Wells drilled to total depth	17	8	39	35
Wells brought to sales	16	8	19	33
Oklahoma:
Wells drilled to total depth	—	—	—	9
Wells brought to sales	—	—	—	13
Northern Delaware:
Wells drilled to total depth	—	3	—	15
Wells brought to sales	—	6	—	12

International
Net sales volumes were lower in the second quarter of 2021 and the first six months of 2021 as compared to their respective 2020 periods primarily due to fewer E.G. liftings due to natural decline. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	65	84	(23)%	66	83	(20)%
Equity Method Investees
LNG (mtd)	3,094	4,635	(33)%	3,220	4,850	(34)%
Methanol (mtd)	744	738	1%	917	962	(5)%
Condensate and LPG (boed)	7,892	10,896	(28)%	9,303	10,767	(14)%

•Equatorial Guinea – Net sales volumes in the second quarter and the first six months of 2021 were lower compared to the same period in 2020 primarily due to fewer liftings and natural decline.

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Commodity prices declined substantially in the first half of 2020 resulting from demand contraction related to the global pandemic and increased supply following the OPEC decision to increase production. A revised OPEC deal to reduce production was agreed in the early second quarter of 2020 and prices partially recovered through the end of the year. Beginning in December 2020 and continuing through the first six months of 2021, commodity prices continued to increase due to rising oil demand as COVID-19 vaccination rates and global economic activity increased. This was also supported by ongoing petroleum supply limitations by OPEC. Extreme winter weather in February 2021 also put upward pressure on natural gas prices during the first quarter of 2021. We continue to expect commodity price volatility as a result of the continuing impact of COVID-19 on worldwide demand, the uneven pace of global economic recovery and OPEC supply policy. Refer to Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K for further discussion on how declines in commodity prices could impact us.

United States
    The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the second quarter and first six months of 2021 and 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$64.73	$21.65	199%	$60.08	$33.60	79%
Natural gas liquids (per bbl)	24.17	7.09	241%	24.06	8.54	182%
Natural gas (per mcf)(c)	2.61	1.44	81%	4.43	1.52	191%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$66.17	$28.00	136%	$62.22	$36.82	69%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	67.13	25.66	162%	63.22	37.60	68%
Mont Belvieu NGLs (per bbl)(d)	24.81	12.25	103%	24.40	12.70	92%
Henry Hub natural gas settlement date average (per mmbtu)	2.83	1.72	65%	2.76	1.83	51%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $5.54 per bbl and increased average price realizations by $1.59 per bbl for the second quarter 2021 and 2020, respectively. Inclusion of realized gain (losses) on crude oil derivative instruments would have decreased average price realizations by $5.08 per bbl and increased average price realizations by $1.53 per bbl for the first six months of 2021 and 2020, respectively.
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
International
The following table presents our average price realizations and the related benchmark for crude oil for the second quarter and first six months of 2021 and 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$52.78	$13.79	283%	$49.06	$24.40	101%
Natural gas liquids (per bbl)	1.00	1.00	—%	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$68.83	$29.34	135%	$64.83	$39.89	63%
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
Results of Operations
Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended June 30,
(In millions)	2021	2020
Revenues from contracts with customers
United States	$1,189	$462
International	65	28
Segment revenues from contracts with customers	$1,254	$490
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended June 30, 2020	Price Realizations	Net Sales Volumes	Three Months Ended June 30, 2021
United States Price/Volume Analysis
Crude oil and condensate	$361	$623	$(48)	$936
Natural gas liquids	37	92	2	131
Natural gas	54	41	(4)	91
Other sales	10			31
Total	$462			$1,189
International Price/Volume Analysis
Crude oil and condensate	$20	$43	$(5)	$58
Natural gas liquids	1	—	—	1
Natural gas	7	—	(2)	5
Other sales	—			1
Total	$28			$65
Net gain (loss) on commodity derivatives in the second quarter of 2021, was a loss of $166 million, compared to a net loss of $70 million for the same period in 2020. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Income from equity method investments increased $201 million in second quarter of 2021 primarily due to impairments of $152 million to an investment in an equity method investee in second quarter of 2020 coupled with higher price realizations.
Production expenses decreased $3 million in the second quarter of 2021 versus the same period in 2020. Our U.S. segment production expense rate increased due to fewer wells to sales and natural decline. International segment production expense rate increased due to fewer liftings and natural decline.
The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended June 30,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$113	$114	(1)%	$4.41	$4.09	8%
International	$13	$15	(13)%	$2.17	$1.88	15%
Shipping, handling and other operating increased $62 million in the second quarter of 2021 versus the same period in 2020. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling cost. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas liquids prices.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other costs. The increase in unproved property impairments were primarily driven by our decision not to drill certain leases related to resource exploration in the second quarter of 2021.
The following table summarizes the components of exploration expenses:

	Three Months Ended June 30,
(In millions)	2021	2020	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$22	$17	29%
Dry well costs	—	1	(100)%
Geological and geophysical	1	3	(67)%
Other	2	5	(60)%
Total exploration expenses	$25	$26	(4)%
Depreciation, depletion and amortization decreased $65 million in the second quarter of 2021 as a result of lower sales volumes in our U.S. and International segments. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe) is impacted by field-level changes in reserves, capitalized costs and sales volume mix between fields. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended June 30,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$506	$569	(11)%	$19.65	$20.28	(3)%
International	$18	$22	(18)%	$3.08	$2.86	8%
Impairments increased $46 million in the second quarter of 2021 due to a $24 million impairment as we decommissioned certain Eagle Ford central facilities and a $22 million impairment related to an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico. See Note 10, Note 11, and Note 23 to the consolidated financial statements for more detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $44 million primarily due to higher price realizations in the U.S. segment in the second quarter of 2021.
General and administrative expenses decreased $20 million in the second quarter of 2021 as a result of cost savings realized from workforce reductions in the first quarters of 2021 and 2020.
Loss on early extinguishment of debt increased $19 million due to make-whole call provisions paid upon redemption of $500 million in senior unsecured notes in the second quarter of 2021. See Note 16 to the consolidated financial statements for further detail.

Provision (benefit) for income taxes reflects an effective income tax rate of 38% in the second quarter of 2021, as compared to an effective income tax rate of 2% in the same period in 2020. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the rate changes.
Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, goodwill and equity method investments, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended June 30,
(In millions)	2021	2020
United States	$207	$(365)
International	68	(6)
Segment income (loss)	275	(371)
Items not allocated to segments, net of income taxes	(259)	(379)
Net income (loss)	$16	$(750)
United States segment income (loss) in the second quarter of 2021 was $207 million of income versus a $365 million loss for the same period in 2020. The increase in income was primarily due to higher price realizations and lower DD&A expenses. These favorable changes were partially offset by higher realized losses on commodity derivatives and higher shipping and handling in the second quarter of 2021.
International segment income (loss) in the second quarter of 2021 was $68 million of income versus a $6 million loss for the same period in 2020, primarily due to higher price realizations that yielded positive effects on both consolidated operations and our equity method investees.
Results of Operations
Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Revenues from contracts with customers are presented by segment in the table below:

	Six Months Ended June 30,
(In millions)	2021	2020
Revenues from contracts with customers
United States	$2,321	$1,432
International	110	82
Segment revenues from contracts with customers	$2,431	$1,514
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Six Months Ended June 30, 2020	Price Realizations	Net Sales Volumes	Six Months Ended June 30, 2021
United States Price/Volume Analysis
Crude oil and condensate	$1,189	$761	$(223)	$1,727
Natural gas liquids	88	159	—	247
Natural gas	121	200	(15)	306
Other sales	34			41
Total	$1,432			$2,321
International Price/Volume Analysis
Crude oil and condensate	$65	$48	$(18)	$95
Natural gas liquids	2	—	—	2
Natural gas	15	—	(3)	12
Other sales	—			1
Total	$82			$110
Net gain (loss) on commodity derivatives in the first six months of 2021 was a loss of $319 million, of which $162 million related to realized net losses and $157 million related to unrealized net losses, compared to a net gain of $132 million for the same period in 2020. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Income (loss) from equity method investments increased $257 million for the first six months of 2021. We recognized an impairment of $152 million related to an investment in an equity method investee in the first six months of 2020. Additionally, we experienced higher price realizations in the first six months of 2021.
Production expenses for the first six months of 2021 decreased by $42 million compared to the same period in 2020, primarily as a result of the U.S. segment’s lower operational costs and continued cost management, specifically staffing and contract labor. International segment production expense amounts and rate decreased due to lower contract services and timing of project activity.
The following table provides production expense and production expense rates for each segment:

	Six Months Ended June 30,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$224	$257	(13)%	$4.43	$4.37	1%
International	$23	$32	(28)%	$1.93	$2.11	(9)%
Shipping, handling and other operating expenses increased $70 million in the first six months of 2021 from the comparable 2020 period. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling cost. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas liquids prices.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical, and other costs.

The following table summarizes the components of exploration expenses:

	Six Months Ended June 30,
(In millions)	2021	2020	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$37	$39	(5)%
Dry well costs	2	1	100%
Geological and geophysical	3	4	(25)%
Other	4	10	(60)%
Total exploration expenses	$46	$54	(15)%
Depreciation, depletion and amortization decreased $213 million in the first six months of 2021 from the comparable 2020 period, primarily as a result of lower sales volumes in our U.S. and International segments. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe) is impacted by field-level changes in reserves, capitalized costs and sales volume mix between fields. The following table provides DD&A expense and DD&A expense rates for each segment:

	Six Months Ended June 30,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$978	$1,186	(18)%	$19.36	$20.15	(4)%
International	$37	$43	(14)%	$3.09	$2.86	8%
Impairments decreased $50 million in the first six months of 2021. Impairments in 2021 consisted of a $24 million impairment as we decommissioned certain Eagle Ford central facilities and a $22 million impairment related to an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico. In 2020, we impaired goodwill for $95 million related to our International reporting unit in the first quarter of 2020. See Note 10, Note 11, and Note 23 for discussion of the impairments in further detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $52 million primarily due to higher price realizations in the U.S. segment in the first six months of 2021.
Net interest and other decreased $61 million in the first six months of 2021 versus the same period in 2020, primarily as a result of $49 million mark-to-market gains on forward starting interest rate swaps in the first six months of 2021. See Note 14 for further detail discussion of the interest rate swaps in the consolidated financial statements.
Loss on early extinguishment of debt increased $19 million due to make-whole call provisions paid upon redemption of $500 million in senior unsecured notes in the second quarter of 2021. See Note 16 to the consolidated financial statements for further detail.
Provision (benefit) for income taxes reflects an effective income tax rate of 15% in the first six months of 2021, as compared to an effective income tax rate of 2% in the same period in 2020. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the rate changes.

Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, goodwill and equity method investments, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Six Months Ended June 30,
(In millions)	2021	2020
United States	$419	$(385)
International	118	(7)
Segment income (loss)	537	(392)
Items not allocated to segments, net of income taxes	(424)	(404)
Net income (loss)	$113	$(796)
United States segment income (loss) for the first six months of 2021 was $419 million of income versus a $385 million loss loss for the same period in 2020. This increase was primarily due to higher price realizations and lower DD&A expenses. These favorable changes were partially offset by lower sales volumes, realized losses on commodity derivatives (as compared to realized gains in the prior period), and higher shipping and handling costs in the first six months of 2021.
International segment income (loss) for the first six months of 2021 was $118 million of income versus a $7 million loss for the same period in 2020, primarily due to higher price realizations in E.G. in the second quarter of 2021.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2020.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.

Cash Flows
    Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, principal debt repayments, payment of dividends and funding of share repurchases. As commodity prices increased during the first six months of 2021, we generated positive cash flow from operations. We continue to expect volatility in commodity prices and that could impact how much cash flow from operations we generate. The following table presents sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
(In millions)	2021	2020
Sources of cash and cash equivalents
Operating activities	$1,277	$710
Disposal of assets, net of cash transferred to the buyer	15	9
Other	6	11
Total sources of cash and cash equivalents	$1,298	$730
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(483)	$(946)
Additions to other assets	—	12
Debt repayment	(500)	—
Purchases of common stock	(9)	(92)
Dividends paid	(55)	(40)
Other	(23)	—
Total uses of cash and cash equivalents	$(1,070)	$(1,066)
Cash flows generated from operating activities in the first six months of 2021 were 80% higher compared to the same period in 2020, primarily as a result of higher realized commodity prices. These were partially offset by net realized losses on commodity derivatives (compared to realized gains in the prior period), lower production volumes, and increased working capital usage.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Six Months Ended June 30,
(In millions)	2021	2020
United States	$467	$698
International	2	—
Corporate	4	9
Total capital expenditures	473	707
Change in capital expenditure accrual	10	239
Total use of cash and cash equivalents for property, plant and equipment	$483	$946
The decline in our capital expenditures for the U.S. segment in the first six months of 2021 compared to the same period in 2020, was caused by lower drilling and completions activities across all four of our resource plays.
Liquidity and Capital Resources
Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions and our revolving Credit Facility. At June 30, 2021, we had approximately $4.1 billion of liquidity consisting of $970 million in cash and cash equivalents and $3.1 billion available under our revolving Credit Facility.

Our working capital requirements are supported by our cash and cash equivalents and our Credit Facility. We may draw on our revolving Credit Facility to meet short-term cash requirements or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, dividends and other amounts that may ultimately be paid in connection with contingencies. General economic conditions, commodity prices, and financial, business and other factors, including the global pandemic, could affect our operations and our ability to access the capital markets.
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
On July 28, 2021, our Board of Directors approved a dividend of $0.05 per share payable September 10, 2021 to stockholders of record at the close of business on August 18, 2021.
Capital Resources
Credit Arrangements and Borrowings
In June 2021, we executed the sixth amendment to our unsecured Credit Facility. The primary changes resulting from this amendment are (i) increasing the size of the Credit Facility from $3.0 billion to $3.1 billion, (ii) extending the maturity of the commitments of certain consenting lenders from May 2023 to June 2024 (with the remaining commitment of a single non-consenting lender to mature on May 28, 2023, at which time the size of the Credit Facility will be reduced to $3.0 billion) and (iii) including certain other provisions and revisions, including provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. See Note 16 to the consolidated financial statements for further information.
At June 30, 2021, we had no borrowings against our Credit Facility and $4.9 billion of total long-term debt outstanding. In April 2021, we fully redeemed our outstanding $500 million 2.8% Senior Notes due 2022 and the redemption reduced annual cash interest expense by $14 million. As a result of the redemption, we incurred $19 million in costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs in the second quarter of 2021. In August 2021, we sent an irrevocable notice of redemption to the trustee to fully redeem our outstanding $900 million 3.85% 2025 Notes. We intend to settle the 2025 Notes and pay the make-whole premium in September 2021 using cash on hand. The redemption will reduce annual cash interest expense by approximately $35 million. See Note 16 for further details related to this redemption. Subsequent to the redemption of the 2025 Notes, our next significant long-term debt maturity is in the amount of $1.0 billion due 2027. Refer to our 2020 Annual Report on Form 10-K for a listing of our long-term debt maturities.
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lessor and other participants are providing financing for up to $340 million to fund the estimated project costs. As of June 30, 2021, project costs incurred totaled approximately $214 million, including land acquisition and construction costs.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 24% and 26% at June 30, 2021 and December 31, 2020.
Capital Requirements
Share Repurchase Program
No share repurchases were made under our share repurchases program during the six months ended June 30, 2021; however, we repurchased $9 million of shares during the first quarter related to our tax withholding obligation associated with the vesting of employee restricted stock awards. Our share repurchase program has $1.3 billion of remaining authorization.

Contractual Cash Obligations
As of June 30, 2021, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2020 Annual Report on Form 10-K.
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
Other than the items set forth in Part II - Item 1. Legal Proceedings, there have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2020 Annual Report on Form 10-K. See Note 23 to the consolidated financial statements for a description of other contingencies.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, reserve estimates, asset quality, production guidance, drilling plans, capital plans, cost and expense estimates, asset acquisitions and dispositions, future financial position and other plans and objectives for future cash flow from operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:
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
•non-performance by third parties of their contractual or legal obligations, including due to bankruptcy;
•changes in our credit ratings;
•hazards such as weather conditions, a health pandemic (including COVID-19), acts of war or terrorist acts and the governmental or military response thereto;
•shortages of key personnel, including employees, contractors and subcontractors;
•security threats, including cybersecurity threats and disruptions to our business and operations from breaches of our information technology systems, or breaches of the information technology systems, facilities and infrastructure of third parties with which we transact business;
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

Commodity Price Risk
As of June 30, 2021, we had various open commodity derivatives. Based on the June 30, 2021 published NYMEX WTI, natural gas and natural gas liquids futures prices, a hypothetical 10% change (per bbl for crude oil, per MMbtu for gas and per bbl for NGL) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$(133)	$(157)	$(37)
Derivative asset (liability) - Natural Gas	(26)	(39)	(14)
Derivative asset (liability) - NGL	(22)	(28)	(17)
Total	$(181)	$(224)	$(68)

Interest Rate Risk
At June 30, 2021, our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $4.9 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At June 30, 2021, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges and $875 million not designated as hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments on our future Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedge and de-designated cash flow hedge positions to the following as of June 30, 2021:

(In millions)	Fair Value	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$(8)	$(7)	$(9)
Interest rate asset (liability) - not designated as cash flow hedges	62	79	50
Total	$54	$72	$41
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021.
During the first six months of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Marathon Oil has been named in various lawsuits alleging royalty underpayments in our domestic operations, and plaintiffs in some of these lawsuits are seeking class certification. We intend to vigorously defend ourselves against such claims. Although we have accrued for potential liabilities associated with these lawsuits, those accruals are based on currently available information and involve elements of judgment and significant uncertainties. Accordingly, actual losses may exceed our accruals or we could be required to accrue additional amounts in the future and these amounts could be material.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended June 30, 2021 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
04/01/2021 - 04/30/2021	5,032	$11.47	—	$1,320,335,751
05/01/2021 - 05/31/2021	—	$—	—	$1,320,335,751
06/01/2021 - 06/30/2021	1,259	$13.34	—	$1,320,335,751
Total	6,291	$11.85	—
(a)6,291 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)In January 2006, we announced a $2.0 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program by $500 million in January 2007, by $500 million in May 2007, by $2.0 billion in July 2007, by $1.2 billion in December 2013, and by $950 million in July 2019 for a total authorized amount of $7.15 billion.
As of June 30, 2021, we have repurchased 191 million common shares at a cost of approximately $5.8 billion, excluding transaction fees and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. In connection with the economic downturn, during the second quarter of 2020, the Company temporarily suspended the share repurchase program. Shares repurchased as of June 30, 2021 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2021		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
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
10.1
Sixth Amendment, dated as of June 21, 2021, to the Amended and Restated Credit Agreement dated as of May 28, 2014, as amended by the First Amendment, dated as of May 5, 2015, the Second Amendment, dated as of June 22, 2017, the Third Amendment, dated as of October 18, 2018, the Fourth Amendment, dated as of September 24, 2019, and the Fifth Amendment, dated as of December 4, 2020 and as supplemented by the Incremental Commitments Supplement, dated as of March 4, 2016 and Incremental Commitments Supplement, dated as July 11, 2017, among Marathon Oil Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions named therein
		8-K	10.1	6/23/2021
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.