Form 10-Q
period 2021-09-30
MARATHON OIL CORP
filed 2021-11-04
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-1513
Marathon Oil Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
990 Town and Country Boulevard, Houston, Texas
77024-2217
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 778,536,897 shares of Marathon Oil Corporation common stock outstanding as of October 29, 2021.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues and other income:
Revenues from contracts with customers	$1,438	$761	$3,869	$2,275
Net gain (loss) on commodity derivatives	(79)	(1)	(398)	131
Income (loss) from equity method investments	86	(10)	179	(174)
Net gain on disposal of assets	7	1	8	8
Other income	1	3	9	16
Total revenues and other income	1,453	754	3,667	2,256
Costs and expenses:
Production	131	129	378	418
Shipping, handling and other operating	219	183	538	432
Exploration	63	27	109	81
Depreciation, depletion and amortization	522	554	1,550	1,795
Impairments	13	1	60	98
Taxes other than income	88	49	236	145
General and administrative	70	53	227	217
Total costs and expenses	1,106	996	3,098	3,186
Income (loss) from operations	347	(242)	569	(930)
Net interest and other	(57)	(62)	(129)	(195)
Other net periodic benefit (costs) credits	—	(6)	2	1
Loss on early extinguishment of debt	(102)	—	(121)	—
Income (loss) before income taxes	188	(310)	321	(1,124)
Provision (benefit) for income taxes	4	7	24	(11)
Net income (loss)	$184	$(317)	$297	$(1,113)
Net income (loss) per share:
Basic	$0.23	$(0.40)	$0.38	$(1.41)
Diluted	$0.23	$(0.40)	$0.38	$(1.41)
Weighted average common shares outstanding:
Basic	789	790	791	792
Diluted	789	790	791	792
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$184	$(317)	$297	$(1,113)
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	4	9	17	(33)
Change in derivative hedges unrecognized gain (loss)	1	11	20	(15)
Reclassification of de-designated forward interest rate swaps	—	—	(28)	—
Other comprehensive income (loss)	5	20	9	(48)
Comprehensive income (loss)	$189	$(297)	$306	$(1,161)
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except par value and share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$485	$742
Receivables, less reserve of $19 and $22	1,068	747
Inventories	77	76
Other current assets	25	47
Total current assets	1,655	1,612
Equity method investments	489	447
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $21,914 and $20,358	14,734	15,638
Other noncurrent assets	283	259
Total assets	$17,161	$17,956
Liabilities
Current liabilities:
Accounts payable	$1,028	$837
Payroll and benefits payable	64	57
Accrued taxes	131	72
Other current liabilities	417	247
Long-term debt due within one year	36	—
Total current liabilities	1,676	1,213
Long-term debt	3,977	5,404
Deferred tax liabilities	132	163
Defined benefit postretirement plan obligations	137	180
Asset retirement obligations	286	241
Deferred credits and other liabilities	157	194
Total liabilities	6,365	7,395
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	$—	$—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at September 30, 2021 and December 31, 2020)	937	937
Held in treasury, at cost – 148 million shares	(4,105)	(4,089)
Additional paid-in capital	7,213	7,174
Retained earnings	6,669	6,466
Accumulated other comprehensive income	82	73
Total stockholders’ equity	10,796	10,561
Total liabilities and stockholders’ equity	$17,161	$17,956
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$297	$(1,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,550	1,795
Impairments	60	98
Exploratory dry well costs and unproved property impairments	101	63
Net gain on disposal of assets	(8)	(8)
Loss on early extinguishment of debt	121	—
Deferred income taxes	(32)	(2)
Unrealized (gain) loss on derivative instruments, net	130	(39)
Pension and other post retirement benefits, net	(25)	(35)
Stock-based compensation	29	43
Equity method investments, net	(57)	189
Changes in:
Current receivables	(313)	467
Inventories	(1)	(5)
Current accounts payable and accrued liabilities	228	(478)
Other current assets and liabilities	66	83
All other operating, net	(53)	(3)
Net cash provided by operating activities	2,093	1,055
Investing activities:
Additions to property, plant and equipment	(772)	(1,090)
Additions to other assets	—	15
Acquisitions, net of cash acquired	—	(1)
Disposal of assets, net of cash transferred to the buyer	29	9
Equity method investments - return of capital	15	7
All other investing, net	—	—
Net cash used in investing activities	(728)	(1,060)
Financing activities:
Borrowings	—	400
Debt repayment	(1,400)	—
Debt extinguishment costs	(117)	—
Purchases of common stock	(10)	(92)
Dividends paid	(94)	(40)
All other financing, net	(1)	(2)
Net cash provided by (used in) financing activities	(1,622)	266
Net increase (decrease) in cash and cash equivalents	(257)	261
Cash and cash equivalents at beginning of period	742	858
Cash and cash equivalents at end of period	$485	$1,119
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Nine Months Ended September 30, 2020
December 31, 2019 Balance	$—	$937	$(4,089)	$7,207	$7,993	$105	$12,153
Cumulative-effect adjustment	—	—	—	—	(12)	—	(12)
Shares issued - stock-based compensation	—	—	121	(83)	—	—	38
Shares repurchased	—	—	(91)	—	—	—	(91)
Stock-based compensation	—	—	—	(22)	—	—	(22)
Net income (loss)	—	—	—	—	(46)	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	(22)	(22)
Dividends paid (per share amount of $0.05)	—	—	—	—	(40)	—	(40)
March 31, 2020 Balance	$—	$937	$(4,059)	$7,102	$7,895	$83	$11,958
Shares issued - stock-based compensation	—	—	(28)	20	—	—	(8)
Stock-based compensation	—	—	—	21	—	—	21
Net income (loss)	—	—	—	—	(750)	—	(750)
Other comprehensive loss	—	—	—	—	—	(46)	(46)
June 30, 2020 Balance	$—	$937	$(4,087)	$7,143	$7,145	$37	$11,175
Shares issued - stock-based compensation	—	—	(2)	2	—	—	—
Stock-based compensation	—	—	—	14	—	—	14
Net income (loss)	—	—	—	—	(317)	—	(317)
Other comprehensive income	—	—	—	—	—	20	20
September 30, 2020 Balance	$—	$937	$(4,089)	$7,159	$6,828	$57	$10,892
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Nine Months Ended September 30, 2021
December 31, 2020 Balance	$—	$937	$(4,089)	$7,174	$6,466	$73	$10,561
Shares issued - stock based compensation	—	—	(15)	10	—	—	(5)
Shares repurchased	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	11	—	—	11
Net income (loss)	—	—	—	—	97	—	97
Other comprehensive income (loss)	—	—	—	—	—	39	39
Dividends paid (per share amount of $0.03)	—	—	—	—	(23)	—	(23)
March 31, 2021 Balance	$—	$937	$(4,113)	$7,195	$6,540	$112	$10,671
Shares issued - stock based compensation	—	—	8	1	—	—	9
Stock-based compensation	—	—	—	5	—	—	5
Net income (loss)	—	—	—	—	16	—	16
Other comprehensive income (loss)	—	—	—	—	—	(35)	(35)
Dividends paid (per share amount of $0.04)	—	—	—	—	(32)	—	(32)
June 30, 2021 Balance	$—	$937	$(4,105)	$7,201	$6,524	$77	$10,634
Shares issued - stock based compensation	—	—	—	1	—	—	1
Shares repurchased	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	11	—	—	11
Net income (loss)	—	—	—	—	184	—	184
Other comprehensive income (loss)	—	—	—	—	—	5	5
Dividends paid (per share amount of $0.05)	—	—	—	—	(39)	—	(39)
September 30, 2021 Balance	$—	$937	$(4,105)	$7,213	$6,669	$82	$10,796
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K. The results of operations for the third quarter and first nine months of 2021 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
No accounting standards were adopted in the third quarter or first nine months of 2021 that had a material impact on our consolidated financial statements.
3.    Income (loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 4 million of stock options for each of the three and nine months ended September 30, 2021 and 6 million of stock options for each of the three and nine months ended September 30, 2020 that were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income (loss)	$184	$(317)	$297	$(1,113)

Weighted average common shares outstanding	789	790	791	792
Effect of dilutive securities	—	—	—	—
Weighted average common shares, diluted	789	790	791	792
Net income (loss) per share:
Basic	$0.23	$(0.40)	$0.38	$(1.41)
Diluted	$0.23	$(0.40)	$0.38	$(1.41)

Dividends per share	$0.05	$—	$0.12	$0.05
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of September 30, 2021 and December 31, 2020, receivables from contracts with customers, included in receivables, less reserves were $900 million and $572 million, respectively.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and nine months ended September 30:

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
United States

	Three Months Ended September 30, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$391	$425	$74	$75	$19	$984
Natural gas liquids	50	63	53	12	5	183
Natural gas	38	29	62	12	3	144
Other	2	—	—	—	62	64
Revenues from contracts with customers	$481	$517	$189	$99	$89	$1,375

	Three Months Ended September 30, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$190	$230	$65	$53	$14	$552
Natural gas liquids	22	15	28	7	1	73
Natural gas	18	9	33	6	3	69
Other	1	—	—	—	27	28
Revenues from contracts with customers	$231	$254	$126	$66	$45	$722

	Nine Months Ended September 30, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,003	$1,208	$206	$229	$65	$2,711
Natural gas liquids	109	152	127	32	10	430
Natural gas	114	71	212	42	11	450
Other	6	—	—	—	99	105
Revenues from contracts with customers	$1,232	$1,431	$545	$303	$185	$3,696

	Nine Months Ended September 30, 2020
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$639	$707	$181	$160	$54	$1,741
Natural gas liquids	53	28	62	14	4	161
Natural gas	62	22	86	13	7	190
Other	4	—	—	—	58	62
Revenues from contracts with customers	$758	$757	$329	$187	$123	$2,154
International (E.G.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Crude oil and condensate	$56	$31	$151	$96
Natural gas liquids	—	1	2	3
Natural gas	6	7	18	22
Other	1	—	2	—
Revenues from contracts with customers	$63	$39	$173	$121

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

	Three Months Ended September 30, 2021
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,375	$63	$—		$1,438
Net gain (loss) on commodity derivatives	(106)	—	27	(b)	(79)
Income (loss) from equity method investments	—	86	—		86
Net gain on disposal of assets	—	—	7		7
Other income	—	—	1		1
Less costs and expenses:
Production	119	12	—		131
Shipping, handling and other operating	209	7	3		219
Exploration	15	—	48	(c)	63
Depreciation, depletion and amortization	499	17	6		522
Impairments	—	—	13	(d)	13
Taxes other than income	88	—	—		88
General and administrative	29	3	38		70
Net interest and other	—	—	57	(e)	57
Other net periodic benefit costs	—	—	—		—
Loss on early extinguishment of debt	—	—	102	(f)	102
Income tax provision (benefit)	5	17	(18)		4
Segment income (loss)	$305	$93	$(214)		$184
Total assets	$15,528	$1,071	$562		$17,161
Capital expenditures(a)	$303	$2	$3		$308
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 14).
(c)Includes unproved property impairments of $20 million for Louisiana exploration leases and $16 million related to the disposition of a Permian lease. Also includes $12 million of dry well costs associated with drilled and uncompleted wells, primarily in Permian (See Note 9).
(d)Includes impairments of $5 million for proved properties in Permian (See Note 10) and $8 million associated with decommissioning costs for non-producing long-lived assets in GOM (See Note 10, Note 11, and Note 23).
(e)Includes a $5 million gain on 2022 interest rate swaps and a $3 million gain on 2025 interest rate swaps (See Note 14).
(f)Represents costs related to a make-whole provision premium and the write off of issuance costs related to the redemption of the 2025 Notes in September 2021 (See Note 16).

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
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 14).
(c)Includes pension settlement loss of $9 million (See Note 19).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$3,696	$173	$—		$3,869
Net loss on commodity derivatives	(268)	—	(130)	(b)	(398)
Income (loss) from equity method investments	—	179	—		179
Net gain on disposal of assets	—	—	8		8
Other income	4	3	2		9
Less costs and expenses:
Production	343	35	—		378
Shipping, handling and other operating	506	13	19		538
Exploration	54	—	55	(c)	109
Depreciation, depletion and amortization	1,477	54	19		1,550
Impairments	—	—	60	(d)	60
Taxes other than income	238	—	(2)		236
General and administrative	79	9	139	(e)	227
Net interest and other	—	—	129	(f)	129
Other net periodic benefit credit	—	—	(2)		(2)
Loss on early extinguishment of debt	—	—	121	(g)	121
Income tax provision (benefit)	11	33	(20)		24
Segment income (loss)	$724	$211	$(638)		$297
Total assets	$15,528	$1,071	$562		$17,161
Capital expenditures(a)	$770	$4	$7		$781
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 14).
(c)Includes unproved property impairments of $20 million for Louisiana exploration leases and $16 million related to the disposition of a lease in Permian. Also includes $12 million of dry well costs associated with drilled and uncompleted wells, primarily in Permian (See Note 9).
(d)Includes impairments of $24 million for central facilities in Eagle Ford (See Note 10), $5 million for proved properties in Permian (See Note 10), and $30 million associated with decommissioning costs for non-producing long-lived assets in GOM (See Note 10, Note 11, and Note 23).
(e)Includes $13 million associated with the termination of an aircraft lease agreement and $12 million arising from severance expenses associated with a workforce reduction.
(f)Includes a $24 million gain on 2022 interest rate swaps and a $34 million gain on 2025 interest rate swaps (See Note 14).
(g)Represents costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs in regards to the redemption of the 2022 Notes in April 2021 and 2025 Notes in September 2021 (See Note 16).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$2,154	$121	$—		$2,275
Net gain on commodity derivatives	92	—	39	(b)	131
Loss from equity method investments	—	(4)	(170)	(c)	(174)
Net gain on disposal of assets	—	—	8		8
Other income	8	5	3		16
Less costs and expenses:
Production	375	43	—		418
Shipping, handling and other operating	385	5	42		432
Exploration	75	—	6		81
Depreciation, depletion and amortization	1,716	62	17		1,795
Impairments	—	—	98	(d)	98
Taxes other than income	144	—	1		145
General and administrative	89	10	118	(e)	217
Net interest and other	—	—	195		195
Other net periodic benefit credit	—	—	(1)	(f)	(1)
Income tax provision (benefit)	(10)	1	(2)		(11)
Segment income (loss)	$(520)	$1	$(594)		$(1,113)
Total assets	$16,396	$1,104	$1,163		$18,663
Capital expenditures(a)	$874	$—	$10		$884
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 14).
(c)Partial impairment of investment in equity method investee (See Note 22).
(d)Includes the full impairment of the International reporting unit goodwill of $95 million (See Note 13).
(e)Includes severance expenses associated with workforce reductions of $15 million.
(f)Includes pension settlement loss of $25 million and pension curtailment gain of $17 million (See Note 19).

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
For the three and nine months ended September 30, 2021 and 2020, our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective income tax rate	2%	(2)%	7%	1%
Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the three and nine months ended September 30, 2021 and 2020 as a result of the income mix of our U.S. and E.G. operations, including the income mix within E.G. between equity method investees and subsidiaries. At September 30, 2021, we have a full valuation allowance on net federal deferred tax assets in the U.S., which results in no federal deferred tax expense or benefit on current year U.S. activity. We intend to continue a full valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, if current commodity prices are sustained and absent any additional objective negative evidence, we expect it is reasonably possible that sufficient positive evidence will exist within the next 12 months to adjust our current valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is unknown as this time.
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
Changes in the allowance for doubtful accounts balance were as follows:

(In millions)	September 30, 2021	December 31, 2020
Beginning balance as of January 1	$22	$11
Cumulative-effect adjustment	—	12
Current period provision(a)	1	22
Current period write offs	(1)	(13)
Recoveries of amounts previously reserved	(3)	(10)
Ending balance	$19	$22
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

(In millions)	September 30, 2021	December 31, 2020
Crude oil and natural gas	$13	$10
Supplies and other items	64	66
Inventories	$77	$76

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
9.    Property, Plant and Equipment

(In millions)	September 30, 2021	December 31, 2020
United States	$14,317	$15,156
International	364	414
Corporate	53	68
Net property, plant and equipment	$14,734	$15,638
As of September 30, 2021 and December 31, 2020, we had $125 million and $98 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. The vast majority of the suspended wells require completion activities and installation of infrastructure in order to classify the reserves as proved. During the third quarter of 2021, we recorded $12 million of dry well costs associated with drilled and uncompleted exploratory wells, primarily in the Permian.
10.    Impairments
    The following table summarizes impairment charges of proved properties, goodwill and equity method investments and their corresponding fair values.

	Three Months Ended September 30,
	2021		2020
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$5	$—	$1
Asset retirement costs of long-lived assets	—	8	—	—
Equity method investment	$—	$—	$23	$18

	Nine Months Ended September 30,
	2021		2020
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$30	$—	$3
Asset retirement costs of long-lived assets	—	30	—	—
Goodwill	—	—	—	95
Equity method investment	$—	$—	$119	$170
•2021 – During the second quarter of 2021, we recorded an impairment expense of $24 million associated with two central facilities located in Eagle Ford. Decommissioning activities commenced during the second quarter, which included the re-routing of existing wells. During the third quarter of 2021, we recorded an impairment expense of $5 million associated with our interests in outside operated conventional assets located in New Mexico.
During the nine months ended September 30, 2021, we also recognized an incremental $30 million of impairment expense associated with an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico. In a prior reporting period, we recorded a $7 million liability in our consolidated balance sheet associated with these assets, thereby increasing the total recognized asset retirement obligation to $37 million as of September 30, 2021. See Note 11 and Note 23 for further information.
The combined effects of these items were recorded within the Impairments line item within our consolidated statements of income.
•2020 – Impairments for the nine months ended September 30, 2020 include charges recognized for our equity method investments of $170 million. During the second and third quarters of 2020, the continuation of the depressed commodity prices, along with a reduction of our long-term price forecasts of a gas index in which one of our equity method investees transacts, caused us to perform a review of one of our equity method investments. Our review concluded that a loss of our investment value in one of our equity method investees was other than temporary and we recorded impairments of $152

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
million in the second quarter of 2020 and an additional $18 million in the third quarter of 2020.
The impairments of our equity method investments were recognized in income (loss) from equity method investments in our consolidated statements of income. Additionally, the impairments caused us to incur a basis differential between the net book value of our investment and the amount of our underlying share of equity in the investee’s net assets. This differential is being accreted into income over the remaining useful life of the investee’s primary assets.
Impairments for the first nine months of 2020 also included $95 million of goodwill impairment in the International reporting unit. See Note 13 for further information.
11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	September 30,
(In millions)	2021	2020
Beginning balance as of January 1	$254	$255
Incurred liabilities, including acquisitions	9	3
Settled liabilities, including dispositions	(3)	(11)
Accretion expense (included in depreciation, depletion and amortization)	9	9
Revisions of estimates	40	(8)
Ending balance as of September 30, total	$309	$248

Ending balance as of September 30, short-term	$23	$12

In the first nine months of 2021, we had revisions of estimates totaling $37 million related to anticipated costs for decommissioning certain wells, pipelines and production facilities for previously divested offshore non-producing long-lived assets located in the Gulf of Mexico. As of September 30, 2021, $14 million of these Gulf of Mexico related revisions of estimates were classified as short-term. See Note 23 for further information. Of the $37 million, approximately $30 million was recognized as impairment expense during the nine months ended September 30, 2021. See Note 10 for further information.
12. Leases
Lessee
Balance sheet information related to right-of-use (‘ROU’) assets and lease liabilities was as follows:

(In millions)	Balance Sheet Location:	September 30, 2021	December 31, 2020
ROU assets:
Operating leases	Other noncurrent assets	$74	$133
Finance leases	Other noncurrent assets	35	—
Total ROU assets		$109	$133
Lease liabilities:
Current liabilities
Operating leases	Other current liabilities	$44	$70
Finance leases	Other current liabilities	5	—
Noncurrent liabilities
Operating leases	Deferred credits and other liabilities	34	67
Finance leases	Deferred credits and other liabilities	30	—
Total Lease liabilities		$113	$137

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Operating Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, aircraft, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.
Finance Leases
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. As of September 30, 2021, we estimate that project costs total approximately $302 million, including land acquisition and construction costs. The initial lease term is five years and commenced in late September 2021 after the new Houston office was ready for occupancy. In the third quarter of 2021, we recorded a $32 million ROU asset and corresponding lease liability associated with the building, which was classified as a finance lease. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of 100% of the total acquisition and construction costs. The weighted-average remaining lease term is five years and the discount rate is 2.25%.
Lessor
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

(In millions)	Operating Lease Future Cash Receipts
2021	$2
2022	6
2023	6
2024	6
2025	6
Thereafter	56
Total undiscounted cash flows	$82
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

	September 30, 2021
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$—	$152	$(152)	Other current liabilities
Commodity	—	1	(1)	Deferred credits and other liabilities
Interest Rate	70	—	70	Other noncurrent assets
Interest Rate	—	1	(1)	Deferred credits and other liabilities
Total Not Designated as Hedges	$70	$154	$(84)
Cash Flow Hedges
Interest Rate	$—	$3	$(3)	Other current liabilities
Interest Rate	—	5	(5)	Deferred credits and other liabilities
Total Designated Hedges	$—	$8	$(8)
Total	$70	$162	$(92)

	December 31, 2020
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$3	$1	$2	Other current assets
Commodity	7	32	(25)	Other current liabilities
Interest Rate	10	—	10	Other noncurrent assets
Total Not Designated as Hedges	$20	$33	$(13)
Cash Flow Hedges
Interest Rate	$19	$—	$19	Other noncurrent assets
Interest Rate	—	16	(16)	Deferred credits and other liabilities
Total Designated Hedges	$19	$16	$3
Total	$39	$49	$(10)

Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into multiple crude oil, natural gas and NGL derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through 2022. These derivatives consist of three-way collars, two-way collars, fixed price swaps and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. Two-way collars only consist of a sold call (ceiling) and a purchased put (floor).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth outstanding derivative contracts as of September 30, 2021, and the weighted average prices for those contracts:

	2021	2022
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	40,000	30,000	30,000	10,000	10,000
Weighted average price per Bbl:
Ceiling	$78.05	$89.12	$89.12	$88.44	$88.44
Floor	$50.00	$50.00	$50.00	$50.00	$50.00
Sold put	$40.00	$40.00	$40.00	$40.00	$40.00
NYMEX WTI Two-Way Collars
Volume (Bbls/day)	40,000	—	—	—	—
Weighted average price per Bbl:
Ceiling	$58.92	$—	$—	$—	$—
Floor	$39.25	$—	$—	$—	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	40,000	45,000	45,000	45,000	45,000
Weighted average price per Bbl	$1.15	$0.56	$0.56	$0.56	$0.56
Natural Gas
Henry Hub (“HH”) Two-Way Collars
Volume (MMBtu/day)	200,000	—	—	—	—
Weighted average price per MMBtu:
Ceiling	$3.05	$—	$—	$—	$—
Floor	$2.50	$—	$—	$—	$—
HH Three-Way Collars
Volume (MMBtu/day)	—	50,000	—	—	—
Weighted average price per MMBtu:
Ceiling	$—	$5.14	$—	$—	$—
Floor	$—	$3.60	$—	$—	$—
Sold Put	$—	$2.60	$—	$—	$—
HH Fixed Price Swaps
Volume (MMBtu/day)	50,000	—	—	—	—
Weighted average price per MMBtu	$2.88	$—	$—	$—	$—
NGL
Fixed Price Ethane Swaps (a)
Volume (Bbls/day)	5,000	—	—	—	—
Weighted average price per Bbl	$10.92	$—	$—	$—	$—
Fixed Price Propane Swaps (b)
Volume (Bbls/day)	5,000	—	—	—	—
Weighted average price per Bbl	$23.19	$—	$—	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Unrealized gain (loss) on derivative instruments, net	$27	$(36)	$(130)	$39
Realized gain (loss) on derivative instruments, net(a)	$(106)	$35	$(268)	$92
(a)During the third quarter and first nine months of 2021, net cash paid for settled derivative positions was $108 million and $203 million, respectively. During the third quarter and first nine months of 2020, net cash settled derivative positions was $15 million paid and $76 million received, respectively.
Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps to hedge the variations in cash flows related to fluctuations in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate related to forecasted interest payments of a future debt issuance in 2022. Each respective derivative contract can be tied to an anticipated underlying dollar notional amount. During the third quarter of 2020, we de-designated these forward starting interest rate swaps previously designated as cash flow hedges. In the first quarter of 2021, the net deferred loss of $2 million in accumulated other comprehensive income related to these de-designated forward starting interest rate swaps was reclassified from accumulated other comprehensive income into earnings as an adjustment to net interest, as we fully redeemed the remainder of our outstanding 2022 notes in April 2021. We recorded a $5 million mark-to-market gain and a $24 million mark-to-market gain within net interest to reflect the change in value of these interest rate swaps during the three and nine months ended September 30, 2021, respectively.
During 2020, we entered into forward starting interest rate swaps with a notional amount of $350 million to hedge variations in cash flows arising from fluctuations in the LIBOR benchmark interest rate related to forecasted interest payments of a future debt issuance in 2025. The expected proceeds of the future debt issuance were intended to refinance the $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). During the second quarter of 2021, we de-designated these forward starting interest rate swaps previously designated as cash flow hedges because we no longer planned to refinance the 2025 Notes. In the second quarter of 2021, we reclassified the $31 million cumulative gain related to these hedges from accumulated other comprehensive income into earnings as an adjustment to net interest. In September 2021, we fully redeemed these 2025 Notes. See Note 16 for further details. We recorded a $3 million mark-to-market gain and a $34 million mark-to-market gain within net interest to reflect the change in value of these interest rate swaps during the three and nine months ended September 30, 2021.
In addition, during the second quarter of 2021, we de-designated $25 million of the $320 million Houston office cash flow hedges (discussed further in the Derivatives Designated as Cash Flow Hedges section below), as the construction cost budget estimate was reduced. The $1 million loss of these de-designated cash flow hedges as of June 30, 2021 was reclassified from accumulated other comprehensive income into earnings as an adjustment to net interest. The mark-to-market activity within net interest to reflect the change in value of these interest rate swaps during the three and nine months ended September 30, 2021 was immaterial.
The following table presents, by maturity date, information about our de-designated forward starting interest rate swap agreements, including the rate. We have the discretion to liquidate the positions should we choose.

	September 30, 2021		December 31, 2020
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
November 1, 2022	$500	0.99%	$500	0.99%
June 1, 2025	$350	0.95%	N/A	N/A
September 9, 2026	$25	1.45%	N/A	N/A

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments of our future Houston office. Although lease commencement began in September 2021, our first cash lease payment will be February 2022 and the first settlement date for the interest rate swap will be in January 2022. During the second quarter of 2021, we de-designated $25 million of these hedges as the construction cost budget estimate associated with the project was reduced. The last swap will mature in September 2026. As of September 30, 2021, we expect to reclassify $3 million from accumulated other comprehensive income into the income statement over the next twelve months. See Note 12 for further details regarding the lease of the new Houston office.
The following table presents, by maturity date, information about our interest rate swap agreements, including the weighted average LIBOR-based, fixed rate.

	September 30, 2021		December 31, 2020
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
June 1, 2025	N/A	N/A	$350	0.95%
September 9, 2026	$295	1.52%	$320	1.51%
15.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by hierarchy level.

	September 30, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$69	$—	$69
Derivative instruments, assets	$—	$69	$—	$69
Derivative instruments, liabilities
Commodity(a)	$(32)	$(121)	$—	$(153)
Interest rate - designated as cash flow hedges	—	(8)	—	(8)
Derivative instruments, liabilities	$(32)	$(129)	$—	$(161)
Total	$(32)	$(60)	$—	$(92)

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$10	$—	$10
Interest rate - designated as cash flow hedges	—	19	—	19
Derivative instruments, assets	$—	$29	$—	$29
Derivative instruments, liabilities
Commodity(a)	$—	$(23)	$—	$(23)
Interest rate - designated as cash flow hedges	—	(16)	—	(16)
Derivative instruments, liabilities	$—	$(39)	$—	$(39)
Total	$—	$(10)	$—	$(10)
(a)Commodity derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 14.
Commodity derivatives include three-way collars, two-way collars, fixed price swaps, basis swaps and NYMEX roll basis swaps. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$13	$12	$4	$4
Other noncurrent assets	12	27	24	37
Total financial assets	$25	$39	$28	$41
Financial liabilities
Current liabilities	$95	$128	$72	$103
Long-term debt, including current portion(a)	4,729	4,033	6,077	5,431
Deferred credits and other liabilities	51	50	82	76
Total financial liabilities	$4,875	$4,211	$6,231	$5,610
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
16.    Debt
Revolving Credit Facility
On June 21, 2021, we executed the sixth amendment to our unsecured revolving credit facility (“Credit Facility”). The primary changes resulting from this amendment are (i) increasing the size of the Credit Facility from $3.0 billion to $3.1 billion, (ii) extending the maturity of the commitments of certain consenting lenders from May 28, 2023 to June 21, 2024 (with the remaining commitment of a single non-consenting lender to mature on May 28, 2023, at which time the size of the Credit Facility will be reduced to $3.0 billion) and (iii) including certain other provisions and revisions, including provisions to

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
provide for the eventual replacement of LIBOR as a benchmark interest rate. As of September 30, 2021, we had no borrowings against our Credit Facility.
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of September 30, 2021, we were in compliance with this covenant with a ratio of 20%.
Debt Redemption
On March 30, 2021, we sent an irrevocable notice of redemption to the trustee to fully redeem our outstanding $500 million 2.8% Senior Notes due 2022 (“2022 Notes”). The 2022 Notes were redeemed on April 29, 2021 and as a result of the settlement, we incurred $19 million in costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs.
On August 4, 2021, we sent an irrevocable notice of redemption to the trustee to fully redeem our outstanding $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). The 2025 Notes were redeemed on September 7, 2021 and as a result of the redemption, we incurred $102 million in costs related to the make-whole provision premium and the write off of unamortized discount and issuance costs.
Long-term debt
At September 30, 2021, we had $4.0 billion of total long-term debt outstanding. We currently intend to retire our outstanding long-term debt as it matures. Refer to our 2020 Annual Report on Form 10-K for a listing of our long-term debt maturities.
17.    Stockholders’ Equity
No share repurchases were made under our share repurchases program during the nine months ended September 30, 2021. We did repurchase $10 million of shares during the nine months ended September 30, 2021 related to our tax withholding obligation associated with the vesting of employee restricted stock awards. The total remaining share repurchase authorization was $1.3 billion at September 30, 2021. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Subsequent to the quarter, we resumed our share repurchase program and repurchased approximately $200 million of shares of our common stock through November 3, 2021. Effective November 3, 2021, our Board of Directors increased our remaining share repurchase program authorization from $1.1 billion to $2.5 billion.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
18.    Incentive Based Compensation
Stock options, restricted stock and restricted stock units
The following table presents a summary of activity for the first nine months of 2021:

	Stock Options		Restricted Stock & Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	6,014,255	$21.00	7,851,754	$11.72
Granted	—	$—	2,306,479	$11.21
Exercised/Vested	(384,889)	$7.34	(2,992,724)	$12.78
Canceled(a)	(1,137,109)	$23.10	(1,037,911)	$11.78
Outstanding at September 30, 2021	4,492,257	$21.64	6,127,598	$11.00
(a)Included in canceled are forfeitures related to workforce reductions.
Stock-based performance unit awards
During the first nine months of 2021, we granted 307,473 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $18.07, as calculated using a Monte Carlo valuation model. At the grant date, each unit represents the value of one share of our common stock. These units are settled in shares, and the number of shares of our common stock to be paid is based on the vesting percentage, which can be from zero to 200% based on performance achieved during the performance period and as determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group including peer companies, the S&P Energy Index and the S&P 500 Index, which is determined by the Compensation Committee. Also, dividend equivalents accrue during the performance period and would be paid in cash following the end of the performance period based on the amount of dividends credited on shares of our common stock over the performance period multiplied by the number of units that vest.
During the first nine months of 2021, we introduced a new type of stock-based performance unit award under the Marathon Oil Corporation 2019 Incentive Compensation Plan and granted 307,473 units to eligible officers, which are settled in cash. At the grant date for these new stock-based performance units, each unit represents the value of one share of our common stock. The benefit amount to be paid is based on the product of (i) the number of units granted, (ii) the vesting percentage, and (iii) the average daily closing price of our common stock during the final 30 calendar days ending on the last trading day of the performance period, subject to the banking feature described below. The vesting percentage can range from zero to 200%, which is based on performance achieved over a two-year performance period. The performance metric is a predetermined amount of cumulative free cash flow, as defined by the award agreement, generated by the Company over the performance period. The units have a banking feature whereby the stock price valuation and vesting percentage are fixed at no less than 50%, and then again at 100%, if achieved during the performance period. Once those milestones are reached, the vesting percentage will not fall below those banked percentage amounts even if cumulative free cash flow subsequently declines during the performance period, subject to the Compensation Committee’s discretion as described below. The third quarter fair value per unit was $27.52, as calculated by multiplying the estimated vesting percentage by our common stock’s closing stock price on September 30, 2021. Also, dividend equivalents accrue during the performance period and would be paid in cash following the end of the performance period based on the amount of dividends credited on shares of our common stock over the performance period multiplied by the number of units that vest. As set forth in the award agreement terms, the Compensation Committee retains discretion to reduce the vesting percentage and any bank values and determine free cash flow achievement for these awards.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
19.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit costs (credits):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$4	$4	$—	$—
Interest cost	2	2	—	1
Expected return on plan assets	(2)	(2)	—	—
Amortization:
– prior service credit	(1)	(1)	(4)	(4)
– actuarial loss	1	2	1	—
Net settlement loss(a)	3	9	—	—
Net periodic benefit costs (credits)(b)	$7	$14	$(3)	$(3)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$12	$14	$—	$—
Interest cost	6	7	1	2
Expected return on plan assets	(6)	(7)	—	—
Amortization:
– prior service credit	(4)	(5)	(12)	(13)
– actuarial loss	4	7	2	1
Net settlement loss(a)	8	25	—	—
Net curtailment gain(c)	—	(3)	—	(14)
Net periodic benefit costs (credits)(b)	$20	$38	$(9)	$(24)
(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.
(b)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
(c)Related to workforce reductions, which reduced the future expected years of service for employees participating in the plans..

    During the first nine months of 2021, we made contributions of $20 million to our funded pension plan. During the first nine months of 2021, we also made payments of $9 million and $7 million related to unfunded pension plans and other postretirement benefit plans. We expect to contribute an additional $2 million in contributions to our funded pension plan this year.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
20.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$5	$5	$16	$18	Other net periodic benefit costs
Amortization of actuarial loss	(2)	(2)	(6)	(8)	Other net periodic benefit costs
Net settlement loss	(3)	(9)	(8)	(25)	Other net periodic benefit costs
Net curtailment gain	—	—	—	17	Other net periodic benefit costs
Interest rate swaps
Reclassification of de-designated forward interest rate swaps	—	—	(28)	—	Net interest and other
Total reclassifications of (income) expense, net of tax (a)	$—	$(6)	$(26)	$2	Net income (loss)
(a)During 2021 and 2020 we had a full valuation allowance on net federal deferred tax assets in the U.S. and as such, there is no tax impact to our postretirement and postemployment plans.
21.    Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2021	2020
Included in operating activities:
Interest paid, net of amounts capitalized	$185	$175
Income taxes paid to (received from) taxing authorities, net of refunds (a)	$8	$(50)
Noncash investing activities:
Increase (decrease) in asset retirement costs	$49	$(5)
(a)The nine months ended September 30, 2021 and 2020 includes $1 million and $94 million, respectively, related to tax refunds.

    Other noncash investing activities include accrued capital expenditures for the nine months ended September 30, 2021 and 2020 of $104 million and $81 million, respectively.
22.    Equity Method Investments
During the periods ended September 30, 2021 and December 31, 2020 our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

(In millions)	Ownership as of September 30, 2021	September 30, 2021	December 31, 2020
EGHoldings (a)	60%	$181	$113
Alba Plant LLC (b)	52%	166	168
AMPCO (c)	45%	142	166
Total		$489	$447
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Summarized financial information for equity method investees is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Income data:
Revenues and other income	$325	$140	$806	$423
Income (loss) from operations	188	19	395	(21)
Net income (loss)	$155	$12	$312	$(27)

Revenues from related parties were $8 million and $24 million for the three and nine months ended September 30, 2021, respectively, and $9 million and $29 million for the three and nine months ended 2020, respectively, with the majority related to EGHoldings in all periods.
Current receivables from related parties at September 30, 2021 and December 31, 2020 were $18 million and $24 million, respectively, with the majority related to EGHoldings in both periods. Payables to related parties at September 30, 2021 were $6 million, with the majority related to EGHoldings and $13 million at December 31, 2020, with the majority related to Alba Plant LLC.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of September 30, 2021, with a corresponding receivable from our investees. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.
Various groups, including the State of North Dakota and three Indian tribes represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River. As a result, as of September 30, 2021, we have a $126 million current liability in suspended royalty and working interest revenue, including interest, of which $115 million was included within accounts payable and $11 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $24 million for capital and expenses.
In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. The enforcement action will likely result in monetary sanctions yet-to-be specified and corrective actions, which may increase our development costs, operating costs or both. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time. However, we believe that any penalties, mitigation costs or corrective actions that may result from this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
We are a defendant in a number of legal and administrative proceedings arising in the ordinary course of business including, but not limited to, royalty claims, contract claims, tax disputes and environmental claims. While the ultimate

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
outcome and impact to us cannot be predicted with certainty, we believe the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we may also be subject to retained liabilities with respect to certain divested assets by operation of law. For example, recent historical declines in commodity prices created an environment where there is an increased risk that owners and/or operators of assets purchased from us may no longer be able to satisfy plugging or abandonment obligations that attach to those assets. In that event, due to operation of law, we may be required to assume plugging or abandonment obligations for those assets. Although we have established reserves for such liabilities, we could be required to accrue additional amounts in the future and these amounts could be material. For instance, as the result of the declaration of bankruptcy by a third party that is the indirect successor in title to certain offshore assets that we previously divested, in the first nine months of 2021 we increased our existing reserve to $37 million related to the anticipated cost to decommission certain wells, pipelines and production facilities. We no longer own these assets nor are they related to our current operations.
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
At September 30, 2021, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.

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

Key highlights include the following:
Maintained focus on balance sheet and liquidity
•At the end of the third quarter 2021, we had approximately $3.6 billion of liquidity, comprised of an undrawn $3.1 billion revolving credit facility and $485 million in cash. We remain investment grade at all three primary rating agencies, with Moody’s and Fitch recently upgrading their rating outlooks to stable and positive, respectively.
•In the first nine months of 2021, we generated $2.1 billion of cash provided by operating activities, which substantially funded $1.4 billion of total debt redemption, $772 million of additions to property, plant and equipment and dividends of $94 million.
•We continued our capital discipline through the third quarter as we are within our full-year capital budget of $1.0 billion.
•Consistent with our strategy to enhance the balance sheet, in September 2021, we fully redeemed our outstanding $900 million 3.85% Senior Notes due 2025. See Note 16 to the consolidated financial statements and Liquidity and Capital Resources for further information.
Financial and operational results
•In the third quarter of 2021, U.S. net sales volumes decreased by 5% to 281 mboed, including a 3% reduction in U.S. crude oil net sales volumes compared to the same quarter last year as a result of overall lower drilling and completion activities and natural decline.
•Our net income per share was $0.23 in the third quarter of 2021 as compared to a net loss per share of $0.40 in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers increased $677 million compared to the same quarter last year. We experienced significant increases in realized prices for crude oil and condensate, NGLs and natural gas.
◦Net loss on commodity derivatives of $79 million, as compared to a net loss of $1 million in 2020. The increase in derivative losses were a direct result of higher commodity prices.
◦Income from equity method investments of $86 million, an increase of $96 million from the same period in 2020. Our equity method investees realized higher prices in the current quarter whereas the same period in 2020 had lower realized prices and an impairment of $18 million.
◦A loss on the early redemption of debt totaling $102 million, which primarily represents the premium payment for the early redemption.
Compensation and ESG Highlights and Initiatives
•CEO and Board of Director total compensation reduced by approximately 25% with Board compensation mix shifted more toward equity and CEO mix further aligned with broader industry norms.
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
Outlook
Capital Budget
In February 2021, we announced a 2021 capital budget of $1.0 billion, which is effectively a maintenance capital budget. Our maintenance-level capital budget has allowed us to keep total company oil production in 2021 consistent with our fourth quarter 2020 exit rate. Our 2021 capital budget is consistent with our capital allocation framework that prioritizes corporate returns and free cash flow generation over production growth and we expect that strategy to drive our 2022 capital budget.
The 2021 capital budget is weighted towards the four U.S. resource plays with approximately 90% allocated to the Eagle Ford and Bakken.
Operations
    The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
United States (mboed)	281	297	(5)%	280	314	(11)%
International (mboed)	61	71	(14)%	64	79	(19)%
Total (mboed)	342	368	(7)%	344	393	(12)%
United States
Net sales volumes in the segment were lower in the third quarter of 2021 and the first nine months of 2021 as compared to their respective 2020 periods due to lower capital investment, timing of wells to sales, natural decline and midstream downtime. The decrease in capital investment is a direct result of the demand contraction, beginning in 2020, related to the global pandemic.
We continue to expect that our planned pace of drilling and completions activity during the remainder of the year will enable us to meet our 2021 production guidance as noted in the preceding Outlook section.
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	95	91	4%	88	104	(15)%
Bakken	103	98	5%	107	103	4%
Oklahoma	55	73	(25)%	54	69	(22)%
Northern Delaware	21	27	(22)%	24	29	(17)%
Other United States	7	8	(13)%	7	9	(22)%
Total United States	281	297	(5)%	280	314	(11)%

	Three Months Ended September 30, 2021
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	64%	65%	21%	54%	55%
Natural gas liquids	19%	22%	34%	22%	23%
Natural gas	17%	13%	45%	24%	22%

	Three Months Ended September 30,		Nine Months Ended September 30,
Drilling Activity - U.S. Resource Plays	2021	2020	2021	2020
Gross Operated
Eagle Ford:
Wells drilled to total depth	23	17	76	58
Wells brought to sales	29	9	99	67
Bakken:
Wells drilled to total depth	16	6	55	41
Wells brought to sales	27	8	46	41
Oklahoma:
Wells drilled to total depth	—	—	—	9
Wells brought to sales	4	—	4	13
Northern Delaware:
Wells drilled to total depth	—	—	—	15
Wells brought to sales	3	1	3	13

International
Net sales volumes were lower in the third quarter of 2021 and the first nine months of 2021 as compared to their respective 2020 periods primarily due to natural decline. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	61	71	(14)%	64	79	(19)%
Equity Method Investees
LNG (mtd)	3,119	3,960	(21)%	3,186	4,551	(30)%
Methanol (mtd)	1,218	1,065	14%	1,137	996	14%
Condensate and LPG (boed)	9,537	9,340	2%	9,382	10,288	(9)%

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Commodity prices declined substantially in the first half of 2020 resulting from demand contraction related to the global pandemic and increased supply following the OPEC decision to increase production. A revised OPEC deal to reduce production was agreed in the early second quarter of 2020 and prices partially recovered through the end of the year. Beginning in December 2020 and continuing through the first nine months of 2021, commodity prices continued to increase due to rising oil demand as COVID-19 vaccination rates and global economic activity increased. Higher commodity prices were also supported by ongoing OPEC petroleum supply limitations and weather events in 2021 that disrupted production. We continue to expect commodity price volatility given the global dynamics of supply and demand that exist in the market. Refer to Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K for further discussion on how declines in commodity prices could impact us.

United States
    The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the third quarter and first nine months of 2021 and 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$69.40	$37.78	84%	$63.16	$34.82	81%
Natural gas liquids (per bbl)	30.68	11.80	160%	26.50	9.77	171%
Natural gas (per mcf)(c)	4.17	1.78	134%	4.35	1.61	170%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$70.52	$40.92	72%	$65.04	$38.21	70%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	71.64	41.59	72%	66.03	38.93	70%
Mont Belvieu NGLs (per bbl)(d)	32.27	15.87	103%	27.08	13.77	97%
Henry Hub natural gas settlement date average (per mmbtu)	4.01	1.98	103%	3.18	1.88	69%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $4.00 per bbl and increased average price realizations by $2.24 per bbl for the third quarter 2021 and 2020, respectively. Inclusion of realized gain (losses) on crude oil derivative instruments would have decreased average price realizations by $4.72 per bbl and increased average price realizations by $1.74 per bbl for the first nine months of 2021 and 2020, respectively.
(c)Inclusion of realized gains (losses) on natural gas derivative instruments would have decreased average price realizations by $1.08 per mcf for the third quarter 2021 and would have minimal impact on average price realizations for the other periods presented.
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
International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil for the third quarter and first nine months of 2021 and 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$56.36	$30.28	86%	$51.54	$26.05	98%
Natural gas liquids (per bbl)	1.00	1.00	—%	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$73.47	$42.96	71%	$67.71	$40.92	65%
(a)Average of monthly prices obtained from the United States Energy Information Agency website.
Crude oil and condensate – Alba field liquids production is primarily condensate. MEGPL and Marathon E.G. International Limited generally sell their share of condensate in relation to the Brent crude benchmark. Alba Plant LLC processes the rich hydrocarbon gas which is supplied by the Alba field under a fixed-price long term contract. Alba Plant LLC extracts NGLs and secondary condensate which is then sold by Alba Plant LLC at market prices, with our share of the revenue reflected in income from equity method investments on the consolidated statements of income. Alba Plant LLC delivers the processed dry natural gas to the Alba Unit Parties for distribution and sale to AMPCO and EG LNG.

Natural gas liquids – Wet gas is sold to Alba Plant LLC at a fixed-price long term contract resulting in realized prices not tracking market price. Alba Plant LLC extracts and keeps NGLs, which are sold at market price, with our share of income from Alba Plant LLC being reflected in the income from equity method investments on the consolidated statements of income.
Natural gas – Dry natural gas, processed by Alba Plant LLC on behalf of the Alba Unit Parties is sold by the Alba field to EG LNG and AMPCO at fixed-price long term contracts resulting in realized prices not tracking market price. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO. EG LNG sells LNG on a market-based long-term contract and AMPCO markets methanol at market prices.
Results of Operations
Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended September 30,
(In millions)	2021	2020
Revenues from contracts with customers
United States	$1,375	$722
International	63	39
Segment revenues from contracts with customers	$1,438	$761
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended September 30, 2020	Price Realizations	Net Sales Volumes	Three Months Ended September 30, 2021
United States Price/Volume Analysis
Crude oil and condensate	$552	$448	$(16)	$984
Natural gas liquids	73	113	(3)	183
Natural gas	69	83	(8)	144
Other sales	28			64
Total	$722			$1,375
International Price/Volume Analysis
Crude oil and condensate	$31	$26	$(1)	$56
Natural gas liquids	1	—	(1)	—
Natural gas	7	—	(1)	6
Other sales	—			1
Total	$39			$63
Net gain (loss) on commodity derivatives in the third quarter of 2021, was a loss of $79 million, compared to a net loss of $1 million for the same period in 2020. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Income from equity method investments increased $96 million in third quarter of 2021 primarily due to higher price realizations coupled with an impairment of $18 million to an investment in an equity method investee in third quarter of 2020. See Note 10 to the consolidated financial statements for more detail.
Production expenses increased $2 million in the third quarter of 2021 versus the same period in 2020. Our U.S. and International segments production expense rate increased due to lower sales volumes from natural decline.
The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$119	$118	1%	$4.59	$4.32	6%
International	$12	$11	9%	$2.17	$1.76	23%
Shipping, handling and other operating increased $36 million in the third quarter of 2021 versus the same period in 2020. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling cost. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas liquids prices. In addition, higher marketing costs contributed to the increase due to more volumes purchased for resale to satisfy transportation commitments. This was partially offset by higher legal expenses in third quarter of 2020.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The increase in unproved property impairments were primarily driven by our decision not to drill certain leases related to resource exploration in the third quarter of 2021. The dry well costs includes the write-off of suspended costs associated with drilled and uncompleted wells primarily in Permian in the third quarter of 2021.
The following table summarizes the components of exploration expenses:

	Three Months Ended September 30,
(In millions)	2021	2020	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$48	$23	109%
Dry well costs	14	—	—%
Geological and geophysical	—	2	(100)%
Other	1	2	(50)%
Total exploration expenses	$63	$27	133%
Depreciation, depletion and amortization decreased $32 million in the third quarter of 2021 primarily as a result of lower sales volumes. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe) is impacted by field-level changes in reserves, capitalized costs and sales volume mix between fields. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$499	$530	(6)%	$19.29	$19.39	(1)%
International	$17	$19	(11)%	$3.12	$2.89	8%
Impairments increased $12 million in the third quarter of 2021 primarily due to an $8 million impairment related to an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities and a $5 million impairment associated with our interests in outside operated conventional assets located in New Mexico. See Note 10, Note 11, and Note 23 to the consolidated financial statements for more detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $39 million primarily due to higher price realizations in the U.S. segment in the third quarter of 2021.
General and administrative expenses increased $17 million in the third quarter of 2021 as a result of increases in accruals for variable employee compensation plans, commensurate with our improved financial performance.

Loss on early extinguishment of debt increased $102 million due to make-whole call provisions paid upon redemption of $900 million in senior unsecured notes in the third quarter of 2021. See Note 16 to the consolidated financial statements for further detail.
Provision (benefit) for income taxes reflects an effective income tax rate of 2% in the third quarter of 2021, as compared to an effective income tax rate of (2)% in the same period in 2020. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the rate changes.
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
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended September 30,
(In millions)	2021	2020
United States	$305	$(135)
International	93	8
Segment income (loss)	398	(127)
Items not allocated to segments, net of income taxes	(214)	(190)
Net income (loss)	$184	$(317)
United States segment income (loss) in the third quarter of 2021 was $305 million of income versus a $135 million loss for the same period in 2020. The increase in income was primarily due to higher price realizations and lower DD&A expenses. These favorable changes were partially offset by higher realized losses on commodity derivatives, production taxes and shipping and handling in the third quarter of 2021.
International segment income (loss) in the third quarter of 2021 was $93 million of income versus $8 million of income for the same period in 2020, primarily due to higher price realizations that yielded positive effects on both consolidated operations and our equity method investees in the third quarter of 2021.
Results of Operations
Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Revenues from contracts with customers are presented by segment in the table below:

	Nine Months Ended September 30,
(In millions)	2021	2020
Revenues from contracts with customers
United States	$3,696	$2,154
International	173	121
Segment revenues from contracts with customers	$3,869	$2,275
Below is a price/volume analysis for each segment. Refer to Operations and Market Conditions for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Nine Months Ended September 30, 2020	Price Realizations	Net Sales Volumes	Nine Months Ended September 30, 2021
United States Price/Volume Analysis
Crude oil and condensate	$1,741	$1,216	$(246)	$2,711
Natural gas liquids	161	272	(3)	430
Natural gas	190	283	(23)	450
Other sales	62			105
Total	$2,154			$3,696
International Price/Volume Analysis
Crude oil and condensate	$96	$75	$(20)	$151
Natural gas liquids	3	—	(1)	2
Natural gas	22	—	(4)	18
Other sales	—			2
Total	$121			$173
Net gain (loss) on commodity derivatives in the first nine months of 2021 was a loss of $398 million, compared to a net gain of $131 million for the same period in 2020. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 14 to the consolidated financial statements for further information.
Income (loss) from equity method investments increased $353 million for the first nine months of 2021. We recognized impairments of $170 million related to an investment in an equity method investee in the first nine months of 2020. Additionally, we experienced higher price realizations in the first nine months of 2021.
Production expenses for the first nine months of 2021 decreased by $40 million compared to the same period in 2020, primarily as a result of the U.S. segment’s lower operational costs and continued cost management, specifically staffing and contract labor.
The following table provides production expense and production expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$343	$375	(9)%	$4.49	$4.36	3%
International	$35	$43	(19)%	$2.00	$2.00	—%
Shipping, handling and other operating expenses increased $106 million in the first nine months of 2021 from the comparable 2020 period. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling cost. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas liquids prices. In addition, higher marketing costs contributed to the increase due to more volumes purchased for resale to satisfy transportation commitments. This was partially offset by higher legal expenses in the first nine months of 2020.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The increase in unproved property impairments were primarily driven by our decision not to drill certain leases related to resource exploration in the third quarter of 2021. The dry well costs include the write-off of suspended costs associated with drilled and uncompleted wells primarily in Permian in the third quarter of 2021.

The following table summarizes the components of exploration expenses:

	Nine Months Ended September 30,
(In millions)	2021	2020	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$85	$62	37%
Dry well costs	16	1	1,500%
Geological and geophysical	3	6	(50)%
Other	5	12	(58)%
Total exploration expenses	$109	$81	35%
Depreciation, depletion and amortization decreased $245 million in the first nine months of 2021 from the comparable 2020 period, primarily as a result of lower sales volumes in our U.S. and International segments. Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense.
The DD&A rate (expense per boe) is impacted by field-level changes in reserves, capitalized costs and sales volume mix between fields. The following table provides DD&A expense and DD&A expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$1,477	$1,716	(14)%	$19.33	$19.91	(3)%
International	$54	$62	(13)%	$3.10	$2.87	8%
Impairments decreased $38 million in the first nine months of 2021. In 2020, we impaired goodwill for $95 million related to our International reporting unit in the first quarter of 2020. Impairments in 2021 consisted of a $30 million impairment related to an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico and a $24 million impairment as we decommissioned certain Eagle Ford central facilities. See Note 10, Note 11, and Note 23 to the consolidated financial statements for discussion of the impairments in further detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $91 million primarily due to higher price realizations in the U.S. segment in the first nine months of 2021.
Net interest and other decreased $66 million in the first nine months of 2021 versus the same period in 2020, primarily as a result of $57 million mark-to-market gains on forward starting interest rate swaps in the first nine months of 2021. See Note 14 to the consolidated financial statements for further detail discussion of the interest rate swaps in the consolidated financial statements.
General and administrative expenses increased $10 million in the first nine months of 2021 versus the same period in 2020, primarily as a result of a $13 million expense associated with the termination of an aircraft lease agreement during the first quarter of 2021.
Loss on early extinguishment of debt increased $121 million due to make-whole call provisions paid upon redemption of our $500 million 2022 Notes in the second quarter of 2021 and our $900 million 2025 Notes in the third quarter of 2021. See Note 16 to the consolidated financial statements for further detail.
Provision (benefit) for income taxes reflects an effective income tax rate of 7% in the first nine months of 2021, as compared to an effective income tax rate of 1% in the same period in 2020. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the rate changes.

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
The following table reconciles segment income (loss) to net income (loss):

	Nine Months Ended September 30,
(In millions)	2021	2020
United States	$724	$(520)
International	211	1
Segment income (loss)	935	(519)
Items not allocated to segments, net of income taxes	(638)	(594)
Net income (loss)	$297	$(1,113)
United States segment income (loss) for the first nine months of 2021 was $724 million of income versus a $520 million loss for the same period in 2020. This increase was primarily due to higher price realizations and lower DD&A expenses. These favorable changes were partially offset by lower sales volumes, realized losses on commodity derivatives (as compared to realized gains in the prior period), higher shipping and handling costs and production taxes in the first nine months of 2021.
International segment income (loss) for the first nine months of 2021 was $211 million of income versus $1 million of income for the same period in 2020, primarily due to higher price realizations in E.G. in the first nine months of 2021.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2020.
Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.

Cash Flows
    Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, principal debt repayments, payment of dividends and funding of share repurchases. As commodity prices increased during the first nine months of 2021, we generated positive cash flow from operations. We continue to expect volatility in commodity prices and that could impact how much cash flow from operations we generate. The following table presents sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
(In millions)	2021	2020
Sources of cash and cash equivalents
Operating activities	$2,093	$1,055
Borrowings	—	400
Disposal of assets, net of cash transferred to the buyer	29	9
Other	15	7
Total sources of cash and cash equivalents	$2,137	$1,471
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(772)	$(1,090)
Additions to other assets	—	15
Debt repayment	(1,400)	—
Debt extinguishment costs	(117)	—
Purchases of common stock	(10)	(92)
Dividends paid	(94)	(40)
Other	(1)	(3)
Total uses of cash and cash equivalents	$(2,394)	$(1,210)
Cash flows generated from operating activities in the first nine months of 2021 were 98% higher compared to the same period in 2020, primarily as a result of higher realized commodity prices. These were partially offset by net realized losses on commodity derivatives (compared to realized gains in the prior period), lower production volumes, and increased working capital usage.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Nine Months Ended September 30,
(In millions)	2021	2020
United States	$770	$874
International	4	—
Corporate	7	10
Total capital expenditures	781	884
Change in capital expenditure accrual	(9)	206
Total use of cash and cash equivalents for property, plant and equipment	$772	$1,090
The decline in our capital expenditures for the U.S. segment in the first nine months of 2021 compared to the same period in 2020 was caused by lower drilling and completions activities across all four of our resource plays.
Liquidity and Capital Resources
Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions and our revolving Credit Facility. At September 30, 2021, we had approximately $3.6 billion of liquidity consisting of $485 million in cash and cash equivalents and $3.1 billion available under our revolving Credit Facility.

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
On October 27, 2021, our Board of Directors approved a dividend of $0.06 per share payable December 10, 2021 to stockholders of record at the close of business on November 17, 2021.
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
At September 30, 2021, we had no borrowings against our Credit Facility and $4.0 billion of total long-term debt outstanding. In April 2021, we fully redeemed our outstanding $500 million 2.8% Senior Notes due 2022 and the redemption reduced annual cash interest expense by $14 million. As a result of the redemption, we incurred $19 million in costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs in the second quarter of 2021. In September 2021, we fully redeemed our outstanding $900 million 3.85% 2025 Notes and the redemption reduced annual cash interest expense by approximately $35 million. As a result of the redemption, we incurred $102 million in costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs in the third quarter of 2021. Our next significant long-term debt maturity is in the amount of $1.0 billion due 2027. Refer to our 2020 Annual Report on Form 10-K for a listing of our long-term debt maturities.
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The lease commenced in September 2021, and as of September 30, 2021, we estimate that project costs total approximately $302 million, including land acquisition and construction costs. See Note 12 to the consolidated financial statements for further information.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Debt-To-Capital Ratio
The Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 20% and 26% at September 30, 2021 and December 31, 2020.

Capital Requirements
Share Repurchase Program
No share repurchases were made under our share repurchases program during the nine months ended September 30, 2021. We did repurchase $10 million of shares during the nine months ended September 30, 2021 related to our tax withholding obligation associated with the vesting of employee restricted stock awards. Subsequent to the quarter, we resumed our share repurchase program and repurchased approximately $200 million of shares of our common stock through November 3, 2021. Effective November 3, 2021, our Board of Directors increased our remaining share repurchase program authorization from $1.1 billion to $2.5 billion.
Contractual Cash Obligations
As of September 30, 2021, material decreases to our contractual cash obligations compared to December 31, 2020 include the redemption of our $500 million 2.8% Senior Notes due 2022 and $900 million 3.85% Senior Notes due 2025. See Note 16 to the consolidated financial statements for further information. Additionally, we had a material increase to our contractual cash obligations compared to December 31, 2020 associated with the increased guaranteed residual value of our Houston office building. See Note 12 to the consolidated financial statements for further information.
Other than the items set forth above, there are no additional material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2020 Annual Report on Form 10-K.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, reserve estimates, asset quality, production guidance, drilling plans, capital plans, future debt retirement, cost and expense estimates, asset acquisitions and dispositions, tax allowances, future financial position and other plans and objectives for future cash flow from operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:
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
•liability or corrective actions resulting from litigation or other proceedings and investigations;
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

Commodity Price Risk
As of September 30, 2021, we had various open commodity derivatives. Based on the September 30, 2021 published NYMEX WTI, natural gas and natural gas liquids futures prices, a hypothetical 10% change (per bbl for crude oil, per MMbtu for gas and per bbl for NGL) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at September 30, 2021	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$(81)	$(135)	$(41)
Derivative asset (liability) - Natural Gas	(51)	(63)	(41)
Derivative asset (liability) - NGL	(21)	(24)	(17)
Total	$(153)	$(222)	$(99)

Interest Rate Risk
At September 30, 2021, our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $4.0 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At September 30, 2021, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges and $875 million not designated as hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments on our new Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedge and de-designated cash flow hedge positions to the following as of September 30, 2021:

(In millions)	Fair Value at September 30, 2021	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$(8)	$(7)	$(9)
Interest rate asset (liability) - not designated as cash flow hedges	69	81	52
Total	$61	$74	$43
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2021.
During the first nine months of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. The enforcement action will likely result in monetary sanctions yet-to-be specified and corrective actions, which may increase our development costs, operating costs or both. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time. However, we believe that any penalties, mitigation costs or corrective actions that may result from this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil and its affiliated purchaser, during the quarter ended September 30, 2021 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
07/01/2021 - 07/31/2021	25,352	$12.04	—	$1,320,335,751
08/01/2021 - 08/31/2021	—	$—	—	$1,320,335,751
09/01/2021 - 09/30/2021	—	$—	—	$1,320,335,751
Total	25,352	$12.04	—
(a)25,352 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)Refer to our 2020 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of September 30, 2021 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2021		MARATHON OIL CORPORATION

	By:	/s/ Gary E. Wilson
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