Form 10-Q
period 2022-03-31
MARATHON OIL CORP
filed 2022-05-05
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 707,690,859 shares of Marathon Oil Corporation common stock outstanding as of April 29, 2022.

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
For certain industry specific terms used in this Form 10-Q, please see “Definitions” in our 2021 Annual Report on Form 10-K.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2022	2021
Revenues and other income:
Revenues from contracts with customers	$1,761	$1,177
Net gain (loss) on commodity derivatives	(143)	(153)
Income (loss) from equity method investments	127	44
Other income	8	3
Total revenues and other income	1,753	1,071
Costs and expenses:
Production	152	121
Shipping, handling and other operating	185	152
Exploration	11	21
Depreciation, depletion and amortization	423	496
Impairments	—	1
Taxes other than income	104	74
General and administrative	73	89
Total costs and expenses	948	954
Income (loss) from operations	805	117
Net interest and other	(22)	(13)
Other net periodic benefit (costs) credits	4	3
Income (loss) before income taxes	787	107
Provision (benefit) for income taxes	(517)	10
Net income (loss)	$1,304	$97
Net income (loss) per share:
Basic	$1.79	$0.12
Diluted	$1.78	$0.12
Weighted average common shares outstanding:
Basic	730	789
Diluted	732	789
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net income	$1,304	$97
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	(4)	(3)
Change in derivative hedges unrecognized gain (loss)	12	44
Reclassification of de-designated forward interest rate swaps	—	(2)
Other comprehensive income	8	39
Comprehensive income	$1,312	$136
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except par value and share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$681	$580
Receivables, less reserve of $15 and $15	1,443	1,142
Inventories	78	77
Other current assets	28	22
Total current assets	2,230	1,821
Equity method investments	522	450
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $22,753 and $22,412	14,422	14,499
Deferred tax assets	554	—
Other noncurrent assets	253	224
Total assets	$17,981	$16,994
Liabilities
Current liabilities:
Accounts payable	$1,299	$1,110
Payroll and benefits payable	42	74
Accrued taxes	169	157
Other current liabilities	405	260
Long-term debt due within one year	106	36
Total current liabilities	2,021	1,637
Long-term debt	3,908	3,978
Deferred tax liabilities	144	136
Defined benefit postretirement plan obligations	132	137
Asset retirement obligations	296	288
Deferred credits and other liabilities	114	132
Total liabilities	6,615	6,308
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at March 31, 2022 and December 31, 2021)	937	937
Held in treasury, at cost – 220 million shares and 194 million shares	(5,362)	(4,825)
Additional paid-in capital	7,178	7,221
Retained earnings	8,523	7,271
Accumulated other comprehensive income	90	82
Total stockholders’ equity	11,366	10,686
Total liabilities and stockholders’ equity	$17,981	$16,994
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,304	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	423	496
Impairments	—	1
Exploratory dry well costs and unproved property impairments	8	17
Deferred income taxes	(548)	(4)
Unrealized (gain) loss on derivative instruments, net	114	82
Pension and other post retirement benefits, net	(9)	(7)
Stock-based compensation	9	6
Equity method investments, net	(79)	(14)
Changes in:
Current receivables	(307)	(175)
Inventories	(2)	(2)
Current accounts payable and accrued liabilities	101	101
Other current assets and liabilities	(5)	61
All other operating, net	58	(37)
Net cash provided by operating activities	1,067	622
Investing activities:
Additions to property, plant and equipment	(332)	(209)
Disposal of assets, net of cash transferred to the buyer	2	3
Equity method investments - return of capital	7	—
All other investing, net	—	(1)
Net cash used in investing activities	(323)	(207)
Financing activities:
Shares repurchased under buyback programs	(592)	—
Dividends paid	(52)	(23)
Purchases of shares for tax withholding obligations	(21)	(9)
All other financing, net	22	—
Net cash used in financing activities	(643)	(32)
Net increase (decrease) in cash and cash equivalents	101	383
Cash and cash equivalents at beginning of period	580	742
Cash and cash equivalents at end of period	$681	$1,125
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended March 31, 2021
December 31, 2020 Balance	$—	$937	$(4,089)	$7,174	$6,466	$73	$10,561
Shares repurchased under buyback programs	—	—	—	—	—	—	—
Stock-based compensation	—	—	(24)	21	—	—	(3)
Net income (loss)	—	—	—	—	97	—	97
Other comprehensive income (loss)	—	—	—	—	—	39	39
Dividends paid (per share amount of $0.03)	—	—	—	—	(23)	—	(23)
March 31, 2021 Balance	$—	$937	$(4,113)	$7,195	$6,540	$112	$10,671
Three Months Ended March 31, 2022
December 31, 2021 Balance	$—	$937	$(4,825)	$7,221	$7,271	$82	$10,686
Shares repurchased under buyback programs	—	—	(592)	—	—	—	(592)
Stock-based compensation	—	—	55	(43)	—	—	12
Net income (loss)	—	—	—	—	1,304	—	1,304
Other comprehensive income (loss)	—	—	—	—	—	8	8
Dividends paid (per share amount of $0.07)	—	—	—	—	(52)	—	(52)
March 31, 2022 Balance	$—	$937	$(5,362)	$7,178	$8,523	$90	$11,366
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K. The results of operations for the first quarter of 2022 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
No accounting standards were adopted in the first quarter of 2022 that had a material impact on our consolidated financial statements.
3.    Income (loss) and Dividends per Common Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 2 million of stock options for the three months ended March 31, 2022 and 6 million of stock options for the three months ended March 31, 2021 that were antidilutive.

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Net income (loss)	$1,304	$97

Weighted average common shares outstanding	730	789
Effect of dilutive securities	2	—
Weighted average common shares, diluted	732	789
Net income (loss) per share:
Basic	$1.79	$0.12
Diluted	$1.78	$0.12

Dividends per share	$0.07	$0.03
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of March 31, 2022 and December 31, 2021, receivables from contracts with customers, included in receivables, less reserves were $1.2 billion and $961 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three months ended March 31:
United States

	March 31, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$459	$652	$99	$88	$43	$1,341
Natural gas liquids	44	89	59	15	9	216
Natural gas	33	43	56	12	7	151
Other	2	—	—	—	4	6
Revenues from contracts with customers	$538	$784	$214	$115	$63	$1,714

	March 31, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$259	$372	$61	$77	$22	$791
Natural gas liquids	26	41	37	9	3	116
Natural gas	47	25	109	25	9	215
Other	2	—	—	—	8	10
Revenues from contracts with customers	$334	$438	$207	$111	$42	$1,132
International (E.G.)

	Three Months Ended March 31,
(In millions)	2022	2021
Crude oil and condensate	$40	$37
Natural gas liquids	1	1
Natural gas	5	7
Other	1	—
Revenues from contracts with customers	$47	$45

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
    Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, goodwill and equity method investments, changes in our valuation allowance, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments or other items (as determined by the chief operating decision maker (“CODM”)) are not allocated to operating segments.

	Three Months Ended March 31, 2022
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,714	$47	$—		$1,761
Net gain (loss) on commodity derivatives	(29)	—	(114)	(b)	(143)
Income (loss) from equity method investments	—	127	—		127
Other income	4	2	2		8
Less costs and expenses:
Production	141	11	—		152
Shipping, handling and other operating	150	9	26		185
Exploration	11	—	—		11
Depreciation, depletion and amortization	404	15	4		423
Taxes other than income	99	—	5		104
General and administrative	30	3	40		73
Net interest and other	—	—	22	(c)	22
Other net periodic benefit costs	—	—	(4)		(4)
Income tax provision (benefit)	193	23	(733)	(d)	(517)
Segment income	$661	$115	$528		$1,304
Total assets	$15,684	$1,102	$1,195		$17,981
Capital expenditures(a)	$346	$(1)	$3		$348
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 13).
(c)Includes a $17 million gain on 2025 interest rate swaps (See Note 13).
(d)Includes a $685 million benefit related to the partial release of our valuation allowance (See Note 6).

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
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 13).
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
For the three months ended March 31, 2022 and 2021, our effective income tax rates were as follows:

	Three Months Ended March 31,
	2022	2021
Effective income tax rate	(66)%	9%
•2022 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the three months ended March 31, 2022, due to the release of the valuation allowance on certain U.S. and state deferred tax assets resulting in a non-cash deferred tax benefit of $685 million. As we previously disclosed in our 2021 Form 10-K, we maintained a full valuation allowance on our net federal deferred tax assets and would continue to do so until there exists sufficient positive evidence to support a reversal of the allowance. In the first quarter, as a result of significant increases in commodity prices, corresponding increases in projections of our future taxable income, and the absence of objective negative evidence such as a cumulative loss in recent years, we determined we have sufficient positive evidence to release a majority of the federal valuation allowance. We have retained a partial valuation allowance on certain U.S. deferred tax assets primarily as a result of volatility in commodity prices impacting assessed likelihood of future realizability.
•2021 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the three months ended March 31, 2021, as a result of the valuation allowance on net federal deferred tax assets in the U.S. which was in place at the time. In addition, the income mix of our U.S. and E.G. operations, including the income mix within E.G. between equity method investees and subsidiaries, contributed to the difference.
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
Changes in the allowance for doubtful accounts balance were as follows:

(In millions)	March 31, 2022	December 31, 2021
Beginning balance as of January 1	$15	$22
Current period provision	—	3
Current period write offs	—	(5)
Recoveries of amounts previously reserved	—	(5)
Ending balance	$15	$15
8.    Inventories
    Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

(In millions)	March 31, 2022	December 31, 2021
Crude oil and natural gas	$13	$8
Supplies and other items	65	69
Inventories	$78	$77

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
9.    Property, Plant and Equipment

(In millions)	March 31, 2022	December 31, 2021
United States	$14,038	$14,097
International	330	347
Corporate	54	55
Net property, plant and equipment	$14,422	$14,499
As of March 31, 2022 and December 31, 2021, we had $53 million and $80 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. The vast majority of the suspended wells require completion activities and installation of infrastructure in order to classify the reserves as proved.
10.    Impairments
    The following table summarizes impairment charges of proved properties and their corresponding fair values.

	Three Months Ended March 31,
	2022		2021
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$—	$—	$1
Asset retirement costs of long-lived assets	$—	$—	$—	$—
11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	March 31,
(In millions)	2022	2021
Beginning balance as of January 1	$316	$254
Incurred liabilities, including acquisitions	7	4
Settled liabilities, including dispositions	(3)	(1)
Accretion expense (included in depreciation, depletion and amortization)	4	3
Revisions of estimates	—	2
Ending balance as of March 31, total	$324	$262

Ending balance as of March 31, short-term	$28	$11
12. Leases
Lessee
Balance sheet information related to right-of-use (‘ROU’) assets and lease liabilities was as follows:

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

(In millions)	Balance Sheet Location:	March 31, 2022	December 31, 2021
ROU assets:
Operating leases	Other noncurrent assets	$103	$59
Finance leases	Other noncurrent assets	33	28
Total ROU assets		$136	$87
Lease liabilities:
Current liabilities
Operating leases	Other current liabilities	$70	$40
Finance leases	Other current liabilities	7	6
Noncurrent liabilities
Operating leases	Deferred credits and other liabilities	37	23
Finance leases	Deferred credits and other liabilities	26	24
Total lease liabilities		$140	$93
Operating Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.
Finance Leases
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The initial lease term is five years and commenced in late September 2021 after the new Houston office was ready for occupancy. In March 2022, we made our first cash lease payment. For the three months ended March 31, 2022, our cash lease payments were immaterial. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of 100% of the total acquisition and construction costs.
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

(In millions)	Operating Lease Future Cash Receipts
2022	$5
2023	6
2024	6
2025	6
2026	6
Thereafter	48
Total undiscounted cash flows	$77
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2022
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$—	$122	$(122)	Other current liabilities
Interest Rate	1	—	1	Other noncurrent assets
Total Not Designated as Hedges	$1	$122	$(121)
Cash Flow Hedges
Interest Rate	$1	$—	$1	Other current assets
Interest Rate	9	—	9	Other noncurrent assets
Total Designated Hedges	$10	$—	$10
Total	$11	$122	$(111)

	December 31, 2021
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	1	8	(7)	Other current liabilities
Interest Rate	27	—	27	Other noncurrent assets
Total Not Designated as Hedges	$28	$8	$20
Cash Flow Hedges
Interest Rate	$—	$3	$(3)	Other noncurrent assets
Interest Rate	—	2	(2)	Deferred credits and other liabilities
Total Designated Hedges	$—	$5	$(5)
Total	$28	$13	$15

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
The following table sets forth outstanding derivative contracts as of March 31, 2022, and the weighted average prices for those contracts:

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	2022
	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	50,000	30,000	30,000
Weighted average price per Bbl:
Ceiling	$98.79	$97.52	$97.52
Floor	$58.00	$56.67	$56.67
Sold put	$48.00	$46.67	$46.67
NYMEX Roll Basis Swaps
Volume (Bbls/day)	60,000	60,000	60,000
Weighted average price per Bbl	$0.67	$0.67	$0.67
Natural Gas
Henry Hub Three-Way Collars
Volume (MMBtu/day)	100,000	100,000	100,000
Weighted average price per MMBtu:
Ceiling	$7.13	$7.13	$7.13
Floor	$3.88	$3.88	$3.88
Sold Put	$2.88	$2.88	$2.88
The unrealized and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended March 31,
(In millions)	2022	2021
Unrealized gain (loss) on derivative instruments, net	$(114)	$(82)
Realized gain (loss) on derivative instruments, net(a)	$(29)	$(71)
(a)During the first quarter of 2022, net cash paid for settled derivative positions was $28 million. During the first quarter of 2021, net cash paid for settled derivative positions was $11 million.

Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps with a notional amount of $350 million to hedge variations in cash flows arising from fluctuations in the LIBOR benchmark interest rate related to forecasted interest payments of a future debt issuance in 2025. The expected proceeds of the future debt issuance were intended to refinance the $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). In September 2021, we fully redeemed these 2025 Notes. In March 2022, we closed these positions and settled the interest rate swaps for proceeds of $44 million. During the three months ended March 31, 2022, we recorded a cumulative $17 million gain within net interest for these swaps.
During the second quarter of 2021, we de-designated $25 million of the $320 million Houston office cash flow hedges (discussed further in the Derivatives Designated as Cash Flow Hedges section below), as the construction cost budget estimate was reduced. These interest rate swap contracts began to settle in January 2022. Our realized loss for the first quarter of 2022 was immaterial. The mark-to-market activity within net interest to reflect the change in value of the unsettled interest rate swaps during the three months ended March 31, 2022 was immaterial.
The following table presents, by maturity date, information about our de-designated forward starting interest rate swap agreements, including the rate. We have the discretion to liquidate the positions should we choose.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2022		December 31, 2021
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
June 1, 2025	$—	—%	$350	0.95%
September 9, 2026	$25	1.45%	$25	1.45%

Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments of our future Houston office. During the second quarter of 2021, we de-designated $25 million of these hedges as the construction cost budget estimate associated with the project was reduced. Although lease commencement began in September 2021, our first cash lease payment was for February 2022 rent paid in March. The first settlement date for the interest rate swap was in January 2022. The last swap will mature in September 2026. During the first quarter of 2022, net cash paid for the settled interest rate swap positions was $1 million. As of March 31, 2022, we expect to reclassify $1 million from accumulated other comprehensive income into the income statement over the next twelve months. See Note 12 for further details regarding the lease of the Houston office.
The following table presents, by maturity date, information about our interest rate swap agreements, including the weighted average LIBOR-based, fixed rate.

	March 31, 2022		December 31, 2021
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
September 9, 2026	$295	1.52%	$295	1.52%

14.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by hierarchy level.

	March 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$1	$—	$1
Interest rate - designated as cash flow hedges	—	10	—	10
Derivative instruments, assets	$—	$11	$—	$11
Derivative instruments, liabilities
Commodity(a)	$(19)	$(103)	$—	$(122)
Derivative instruments, liabilities	$(19)	$(103)	$—	$(122)
Total	$(19)	$(92)	$—	$(111)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$27	$—	$27
Derivative instruments, assets	$—	$27	$—	$27
Derivative instruments, liabilities
Commodity(a)	$(2)	$(5)	$—	$(7)
Interest rate - designated as cash flow hedges	—	(5)	—	(5)
Derivative instruments, liabilities	$(2)	$(10)	$—	$(12)
Total	$(2)	$17	$—	$15
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
The forward starting interest rate swaps are measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 13 for detail on the forward starting interest rate swaps.
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$—	$—	$11	$10
Other noncurrent assets	11	27	12	27
Total financial assets	$11	$27	$23	$37
Financial liabilities
Current liabilities	$113	$160	$99	$136
Long-term debt, including current portion(a)	4,381	4,033	4,705	4,033
Deferred credits and other liabilities	16	15	46	46
Total financial liabilities	$4,510	$4,208	$4,850	$4,215
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
15.    Debt
Revolving Credit Facility
As of March 31, 2022, we had no borrowings against our $3.1 billion unsecured revolving credit facility (“Credit Facility”).
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of March 31, 2022, we were in compliance with this covenant with a ratio of 20%.
Long-term debt
At March 31, 2022, we had $4.0 billion of total long-term debt outstanding, which includes $106 million of long-term debt due within one year. We currently intend to retire our outstanding long-term debt as it matures. Refer to our 2021 Annual Report on Form 10-K for a listing of our long-term debt maturities.
16.    Stockholders’ Equity
During the first three months of 2022, we repurchased approximately $592 million of shares of our common stock pursuant to the share repurchase program. The total remaining share repurchase authorization was approximately $1.4 billion at March 31, 2022. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Additionally, during the first three months of 2022 we repurchased $21 million of shares related to our tax withholding obligation associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
Subsequent to the quarter, we repurchased approximately $282 million of shares of our common stock through May 4, 2022. Effective May 4, 2022, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion.
17.    Incentive Based Compensation
Stock options, restricted stock and restricted stock units
The following table presents a summary of activity for the first three months of 2022:

	Stock Options		Restricted Stock & Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	4,274,304	$22.13	5,888,242	$10.98
Granted	—	$—	1,428,041	$22.89
Exercised/Vested	(1,636,031)	$14.02	(2,735,277)	$12.01
Canceled	(129,919)	$34.91	(45,583)	$11.56
Outstanding at March 31, 2022	2,508,354	$26.75	4,535,423	$14.10
Stock-based performance unit awards
During the first three months of 2022, we granted 167,043 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $34.07. During the first three months of 2022, we also granted 167,043 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $25.11 as of March 31, 2022.
18.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit costs (credits):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$4	$4	$—	$—
Interest cost	2	2	—	—
Expected return on plan assets	(2)	(2)	—	—
Amortization:
– prior service credit	(2)	(2)	(4)	(4)
– actuarial loss	—	2	1	1
Net periodic benefit costs (credits)(a)	$2	$4	$(3)	$(3)
(a)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

    During the first three months of 2022, we made contributions of $5 million to our funded pension plan. We also made a payment of $3 million related to our other postretirement benefit plans. We expect to contribute an additional $12 million in contributions to our funded pension plan this year.
19.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2022	2021	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$6	$6	Other net periodic benefit costs
Amortization of actuarial loss	(1)	(3)	Other net periodic benefit costs
Interest rate swaps
Reclassification of de-designated forward interest rate swaps	—	(2)	Net interest and other
	(1)	—	Provision (benefit) for income taxes
Total reclassifications of (income) expense, net of tax (a)	$4	$1	Net income (loss)
(a)During 2021 we had a full valuation allowance on net federal deferred tax assets in the U.S. and as such, there is no tax impact to our postretirement and postemployment plans for the three months ended March 31, 2021.
20.    Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2022	2021
Included in operating activities:
Interest paid	$54	$53
Income taxes paid to (received from) taxing authorities, net of refunds	$12	$2
Noncash investing activities:
Increase in asset retirement costs	$7	$6

    Other noncash investing activities include accrued capital expenditures for the three months ended March 31, 2022 and 2021 of $96 million and $69 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
21.    Equity Method Investments
During the periods ended March 31, 2022 and December 31, 2021 our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

(In millions)	Ownership as of March 31, 2022	March 31, 2022	December 31, 2021
EGHoldings (a)	56%	$203	$148
Alba Plant LLC (b)	52%	179	154
AMPCO (c)	45%	140	148
Total		$522	$450
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized financial information for equity method investees is as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Income data:
Revenues and other income	$374	$235
Income (loss) from operations	229	96
Net income (loss)	$204	$72

Revenues from related parties were $8 million for both the three months ended March 31, 2022 and 2021, with the majority related to EGHoldings in both periods.
Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Dividends and return of capital received by us totaled $54 million and $31 million for the three months ended March 31, 2022 and 2021, respectively.
Current receivables from related parties at March 31, 2022 and December 31, 2021 were $20 million and $23 million, respectively, with the majority related to EGHoldings in both periods. Payables to related parties at March 31, 2022 were $6 million, with the majority related to EGHoldings and $20 million at December 31, 2021, with the majority related to Alba Plant LLC.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of March 31, 2022. Each of Equatorial Guinea LNG Operations, S.A. and

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.
Various groups, including the State of North Dakota and three Indian tribes (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of March 31, 2022, we have a $139 million current liability in suspended royalty and working interest revenue, including interest, of which $127 million was included within accounts payable and $12 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $24 million for capital and expenses. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times over the past five years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding the DOI’s position that the Disputed Land is held in trust for the Three Affiliated Tribes. While the M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, or a court. Depending on the ultimate outcome of this title dispute, the Three Affiliated Tribes could challenge the validity of certain of our leases relating to a portion of the disputed land, and if such challenge were successful it could result in operational delays and additional costs to us. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
We are a defendant in a number of legal and administrative proceedings arising in the ordinary course of business including, but not limited to, royalty claims, contract claims, tax disputes and environmental claims. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we may also be subject to retained liabilities with respect to certain divested assets by operation of law. For example, the declines in commodity prices during 2020 created an environment where there is an increased risk that owners and/or operators of assets purchased from us may no longer be able to satisfy plugging or abandonment obligations that attach to those assets. In that event, due to operation of law, we may be required to assume plugging or abandonment obligations for those assets. Although we have established reserves for such liabilities, we could be required to accrue additional amounts in the future and these amounts could be material. For instance, as the result of the declaration of bankruptcy by a third party that is the indirect successor in title to certain offshore assets that we previously divested, in 2021 we increased our existing reserve to $37 million related to the anticipated cost to decommission certain wells, pipelines and production facilities. We no longer own these assets nor are they related to our current operations.
Marathon Oil has been named in various lawsuits alleging royalty underpayments in our domestic operations. We intend to vigorously defend ourselves against such claims. For instance, Marathon Oil has been named in a lawsuit alleging improper royalty deductions in certain of our Oklahoma operations, and plaintiffs are seeking class certification, which the court has so far denied. Although we have accrued for potential liabilities associated with these lawsuits, those accruals are based on currently available information and involve elements of judgment and significant uncertainties. Accordingly, actual losses may exceed our accruals or we could be required to accrue additional amounts in the future and these amounts could be material.
In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. We are actively negotiating a draft consent decree with the EPA containing certain proposed injunctive terms relating to this enforcement action. The enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which may increase our development costs, operating costs or both. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time. However, we believe that any penalties, mitigation costs or corrective actions that may result from this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2022, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.

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
Compared to the prior year’s quarter, we experienced a significant increase in revenues, income from operations and operating cash flow, all of which were driven by higher commodity prices. Total company net sales volumes were roughly flat, with an increase in U.S. net sales volumes offset by a corresponding decline in International net sales volumes. Our cash generated from operations more than funded our capital program, dividend payments and share repurchases. These results and activities are consistent with our prioritization of free cash flow generation and adherence to our disciplined capital allocation framework. Below are certain key financial and operational highlights for the quarter:
Improved financial results
•Our net income was $1.3 billion in the first quarter of 2022 as compared to net income of $97 million in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers increased $584 million compared to the same quarter last year as realized commodity prices were significantly higher.
◦Income from equity method investments of $127 million, an increase of $83 million from the same period in 2021, due to higher realized prices.
◦Non-cash tax benefit of $685 million related to the partial release of our valuation allowance on our deferred tax assets during the first quarter of 2022.
Maintained investment grade balance sheet, increased return of capital to investors
•All three primary credit rating agencies continue to rate us as investment grade.
•As of March 31, 2022, we have $681 million of cash on hand and $3.8 billion of total liquidity.
•Repurchased $592 million of shares through our share repurchase program during the quarter.
•Paid $52 million of dividends, or $0.07 per share, during the quarter. This more than doubled our first quarter 2021 dividend of $0.03 per share.

Outlook
Capital Budget
In our 2021 Form 10-K filed in February 2022, we disclosed a 2022 capital budget of $1.2 billion based on assumed hydrocarbon prices of $80/bbl for WTI and $4/mmbtu for Henry Hub gas, which were indicative of market conditions at that time. In a pricing environment of $100/bbl for WTI and $6/mmbtu for Henry Hub gas, we expect our capital budget to reflect an inflationary increase to $1.3 billion.
Operations
    The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments.

	Three Months Ended March 31,
Net Sales Volumes	2022	2021	Increase (Decrease)
United States (mboed)	280	275	2%
International (mboed)	61	66	(8)%
Total (mboed)	341	341	—%
United States
Net sales volumes in the segment were higher in the first quarter of 2022 as compared to the first quarter of 2021 due to increased capital investment and timing of wells to sales, partially offset by natural decline.
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2022	2021	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	80	77	4%
Bakken	118	112	5%
Oklahoma	51	53	(4)%
Northern Delaware	20	25	(20)%
Other United States	11	8	38%
Total United States	280	275	2%

	Three Months Ended March 31, 2022
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	66%	65%	23%	53%	57%
Natural gas liquids	17%	22%	34%	22%	23%
Natural gas	17%	13%	43%	25%	20%

	Three Months Ended March 31,
Drilling Activity - U.S. Resource Plays	2022	2021
Gross Operated
Eagle Ford:
Wells drilled to total depth	29	30
Wells brought to sales	28	25
Bakken:
Wells drilled to total depth	14	22
Wells brought to sales	20	3
Oklahoma:
Wells drilled to total depth	3	—
Wells brought to sales	9	—
Northern Delaware:
Wells drilled to total depth	—	—
Wells brought to sales	—	—
International
Net sales volumes were lower in the first quarter of 2022 as compared to the first quarter of 2021 primarily due to natural decline. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2022	2021	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	61	66	(8)%
Equity Method Investees
LNG (mtd)	3,489	3,766	(7)%
Methanol (mtd)	982	1,092	(10)%
Condensate and LPG (boed)	6,914	10,730	(36)%

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Beginning in December 2020 and continuing through the first quarter of 2022, commodity prices continued to increase due to rising oil demand as global economic activity increased. Higher commodity prices were also supported by ongoing OPEC petroleum supply limitations, conflicts and economic sanctions involving producer countries. We continue to expect commodity price volatility given the global dynamics of supply and demand that exist in the market, including geopolitical events. Refer to Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
    The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the first quarter of 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$94.43	$55.38	71%
Natural gas liquids (per bbl)(c)	37.32	23.94	56%
Natural gas (per mcf)(d)	4.79	6.31	(24)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$95.01	$58.14	63%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	96.67	59.31	63%
Mont Belvieu NGLs (per bbl)(e)	38.24	23.98	59%
Henry Hub natural gas settlement date average (per mmbtu)	4.95	2.69	84%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $2.00 per bbl and $4.61 per bbl for the first quarter 2022 and 2021, respectively.
(c)Inclusion of realized gains (losses) on NGL derivative instruments would have no impact for the first quarter 2022 and would have decreased average price realizations by $1.34 per bbl for the first quarter 2021.
(d)Inclusion of realized gains (losses) on natural gas derivative instruments would have minimal impact on average price realizations for the first quarter 2022 and 2021.
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
International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil for the first quarter of 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$59.63	$44.13	35%
Natural gas liquids (per bbl)	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$100.30	$60.82	65%
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
Natural gas – Dry natural gas, processed by Alba Plant LLC on behalf of the Alba Unit Parties is sold by the Alba field to EG LNG and AMPCO at fixed-price long term contracts resulting in realized prices not tracking market price. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO. EG LNG sells LNG on a market-based long term contract and AMPCO markets methanol at market prices. Alba Plant LLC and EG LNG process third party gas under a combination of tolling and a market linked profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investees.
Results of Operations
Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended March 31,
(In millions)	2022	2021
Revenues from contracts with customers
United States	$1,714	$1,132
International	47	45
Segment revenues from contracts with customers	$1,761	$1,177
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended March 31, 2021	Price Realizations	Net Sales Volumes	Three Months Ended March 31, 2022
United States Price/Volume Analysis
Crude oil and condensate	$791	$555	$(5)	$1,341
Natural gas liquids	116	77	23	216
Natural gas	215	(48)	(16)	151
Other sales	10			6
Total	$1,132			$1,714
International Price/Volume Analysis
Crude oil and condensate	$37	$10	$(7)	$40
Natural gas liquids	1	—	—	1
Natural gas	7	(1)	(1)	5
Other sales	—			1
Total	$45			$47
Net gain (loss) on commodity derivatives in the first quarter of 2022, was a loss of $143 million, compared to a net loss of $153 million for the same period in 2021. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 13 to the consolidated financial statements for further information.
Income from equity method investments increased $83 million in first quarter of 2022. Our investees benefited from higher price realizations in 2022.
Production expenses increased $31 million in the first quarter of 2022 versus the same period in 2021, primarily as a result the U.S. segment’s timing of project activity and costs associated with higher sales volumes.
The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended March 31,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$141	$111	27%	$5.59	$4.46	25%
International	$11	$10	10%	$1.92	$1.68	14%
Shipping, handling and other operating increased $33 million in the first quarter of 2022 versus the same period in 2021. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling costs. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas liquids prices.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs.
The following table summarizes the components of exploration expenses:

	Three Months Ended March 31,
(In millions)	2022	2021	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$8	$15	(47)%
Dry well costs	—	2	(100)%
Geological and geophysical	—	2	(100)%
Other	3	2	50%
Total exploration expenses	$11	$21	(48)%
Depreciation, depletion and amortization decreased $73 million in the first quarter of 2022 primarily as a result of lower DD&A (expense per boe) rate impacted by field-level changes in reserves. In addition, the DD&A rate is impacted by capitalized costs and the sales volume mix between fields.
Our segments apply the units-of-production method to the majority of assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended March 31,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$404	$472	(14)%	$16.02	$19.05	(16)%
International	$15	$19	(21)%	$2.80	$3.09	(9)%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $30 million primarily due to higher price realizations in the U.S. segment in the first quarter of 2022.
General and administrative expenses decreased $16 million in the first quarter of 2022 primarily due to expenses incurred in the first quarter of 2021 related to termination of an aircraft lease agreement.
Provision (benefit) for income taxes for the current quarter includes a tax benefit of $685 million arising from the partial release of a valuation allowance on certain U.S. and state deferred tax assets. Partially offsetting this benefit is a provision related to current year income earned by our operations. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the tax valuation allowance and changes in the effective tax rate.

Segment Income
Segment income represents income which excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties and equity method investments, changes in our valuation allowance, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments or other items (as determined by the CODM) are not allocated to operating segments.
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended March 31,
(In millions)	2022	2021
United States	$661	$212
International	115	50
Segment income (loss)	776	262
Items not allocated to segments, net of income taxes	528	(165)
Net income (loss)	$1,304	$97
United States segment income (loss) in the first quarter of 2022 was $661 million of income versus a $212 million income for the same period in 2021. The increase in income was primarily due to higher price realizations and lower DD&A expenses. These favorable changes were partially offset by higher income taxes and production taxes in the first quarter of 2022.
International segment income (loss) in the first quarter of 2022 was $115 million of income versus $50 million of income for the same period in 2021, primarily due to higher prices realized by our equity method investees.
Critical Accounting Estimates
Other than the item set forth below, there have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2021.
Income Taxes
We have recorded deferred tax assets and liabilities, measured at enacted tax rates, for temporary differences between book basis and tax basis, tax credit carryforwards and operating loss carryforwards. In accordance with U.S. GAAP, we routinely assess the realizability of our deferred tax assets and reduce such assets to the expected realizable amount, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for additional or adjustments to existing valuation allowances, we consider all available positive and negative evidence. Positive evidence includes reversals of temporary differences, forecasts of future taxable income, assessment of future business assumptions and applicable tax planning strategies that are prudent and feasible. Negative evidence includes losses in recent years as well as the forecasts of future losses in the realizable period. In making our assessment regarding valuation allowances, we weight the evidence based on objectivity.
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
Based on the assumptions and judgments described above, during the first quarter of 2022, we re-evaluated the realizability of U.S. and state deferred tax assets and determined that a valuation allowance against certain deferred tax assets was no longer necessary. As such, we recorded a non-cash deferred tax benefit in the first quarter of 2022 for $685 million. See Note 6 to the consolidated financial statements for further detail.

Accounting Standards Not Yet Adopted
See Note 2 to the consolidated financial statements.
Cash Flows
    Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, principal debt repayments, payment of dividends and funding of share repurchases. We generated significant positive cash flow from operations during the first three months of 2022 given the recent commodity price cycle. We continue to expect volatility in commodity prices and that could impact how much cash flow from operations we generate. The following table presents sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
(In millions)	2022	2021
Sources of cash and cash equivalents
Operating activities	$1,067	$622
Disposal of assets, net of cash transferred to the buyer	2	3
Other	29	—
Total sources of cash and cash equivalents	$1,098	$625
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(332)	$(209)
Shares repurchased under buyback programs	(592)	—
Dividends paid	(52)	(23)
Purchases of shares for tax withholding obligations	(21)	(9)
Other	—	(1)
Total uses of cash and cash equivalents	$(997)	$(242)
Cash flows generated from operating activities in the first three months of 2022 were 72% higher compared to the same period in 2021, primarily as a result of higher realized commodity prices, partially offset by increased working capital usage.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Three Months Ended March 31,
(In millions)	2022	2021
United States	$346	$183
International	(1)	—
Corporate	3	1
Total capital expenditures (accrued)	348	184
Change in capital expenditure accrual	(16)	25
Total use of cash and cash equivalents for property, plant and equipment	$332	$209
The increase in our capital expenditures for the U.S. segment in the first three months of 2022 compared to the same period in 2021 was caused by increased drilling and completions activities.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions and our revolving Credit Facility. At March 31, 2022, we had approximately $3.8 billion of liquidity consisting of $681 million in cash and cash equivalents and $3.1 billion available under our revolving Credit Facility.

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
We continue to be rated investment grade at all three primary credit rating agencies. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital and could result in additional credit support requirements. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of how a downgrade in our credit ratings could affect us.
Credit Arrangements and Borrowings
Our Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 20% at both March 31, 2022 and December 31, 2021. See Note 15 to the consolidated financial statements for further information.
At March 31, 2022, we had no borrowings on our $3.1 billion Credit Facility and $4.0 billion of total long-term debt outstanding. Our next significant long-term debt maturity is in the amount of $1.0 billion due 2027. Refer to our 2021 Annual Report on Form 10-K for a listing of our long-term debt maturities.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Capital Requirements
Share Repurchase Program
During the first three months of 2022, we repurchased approximately $592 million of shares of our common stock. The total remaining share repurchase authorization was approximately $1.4 billion at March 31, 2022. Additionally, we repurchased $21 million of shares during the first three months of 2022 related to our tax withholding obligations associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
Subsequent to the quarter, we repurchased approximately $282 million of shares of our common stock through May 4, 2022. Effective May 4, 2022, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion.
Dividends
On April 28, 2022, our Board of Directors approved a dividend of $0.08 per share payable June 10, 2022 to stockholders of record at the close of business on May 18, 2022.
Other Contractual Cash Obligations
As of March 31, 2022, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2021 Annual Report on Form 10-K.
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

Other than the items set forth in Part II - Item 1. Legal Proceedings, there have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2021 Annual Report on Form 10-K. See Note 22 to the consolidated financial statements for a description of other contingencies.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, 2022 capital budget, reserve estimates, asset quality, production guidance, drilling plans, capital plans, future debt retirement, cost and expense estimates, asset acquisitions and dispositions, tax allowances, future financial position and other plans and objectives for future cash flow from operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:
•conditions in the oil and gas industry, including supply and demand levels for crude oil and condensate, NGLs and natural gas and the resulting impact on price;
•changes in expected reserve or production levels;
•changes in political and economic conditions in the U.S. and E.G., including changes in foreign currency exchange rates, interest rates, inflation rates and global and domestic market conditions;
•actions taken by the members of OPEC and Russia affecting the production and pricing of crude oil; and other global and domestic political, economic or diplomatic developments;
•risks related to our hedging activities;
•voluntary and involuntary curtailments, delays or cancellations of certain drilling activities;
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
•other geological, operating and economic considerations; and
•the risk factors, forward-looking statements and challenges and uncertainties described in our 2021 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
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

Commodity Price Risk
As of March 31, 2022, we had various open commodity derivatives. Based on the March 31, 2022 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for gas) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at March 31, 2022	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$(113)	$(169)	$(68)
Derivative asset (liability) - Natural Gas	(9)	(15)	(4)
Total	$(122)	$(184)	$(72)

Interest Rate Risk
At March 31, 2022, our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $4.0 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At March 31, 2022, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges and $25 million not designated as hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedge and de-designated cash flow hedge positions to the following as of March 31, 2022:

(In millions)	Fair Value at March 31, 2022	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$10	$14	$8
Interest rate asset (liability) - not designated as cash flow hedges	1	1	1
Total	$11	$15	$9
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2022.
During the first three months of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. We are actively negotiating a draft consent decree with the EPA containing certain proposed injunctive terms relating to this enforcement action. The enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which may increase our development costs, operating costs or both. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time. However, we do not believe these enforcement actions would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Marathon Oil has been named in various lawsuits alleging royalty underpayments in our domestic operations. We intend to vigorously defend ourselves against such claims. For instance, Marathon Oil has been named in a lawsuit alleging improper royalty deductions in certain of our Oklahoma operations, and plaintiffs are seeking class certification, which the court has so far denied. Although we have accrued for potential liabilities associated with these lawsuits, those accruals are based on currently available information and involve elements of judgment and significant uncertainties. Accordingly, actual losses may exceed our accruals or we could be required to accrue additional amounts in the future and these amounts could be material.
Other than the items set forth above, there have been no significant changes to Item 3. Legal Proceedings in our 2021 Annual Report on Form 10-K. See Note 22 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings and Item 3. Legal Proceedings in our 2021 Annual Report on Form 10-K.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K. Other than the risk factor set forth below, there have been no material changes to the risk factors from those listed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.
Our sector and the broader US economy have experienced higher than expected inflationary pressures in the first quarter of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, it may impact our ability to procure materials and equipment on a cost effective basis, or at all, and, as a result, our business, results of operations and cash flows could be materially and adversely affected.
Specifically, in the first quarter of 2022, we have experienced significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, inflation and other factors. Though we incorporated inflationary factors into our 2022 business plan, inflation has outpaced those original assumptions. These challenges are due in large measure to increased demand for oil and gas production driven by the continued economic recovery from the COVID-19 pandemic and more broadly, systemic underinvestment in global oil and gas development. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and inflationary pressure on our cost structure. These supply chain constraints and inflationary pressures will likely continue to adversely impact our operating costs and if we are unable to manage our global supply chain, it may impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil, during the quarter ended March 31, 2022 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
01/01/2022 - 01/31/2022	9,720,421	$17.87	9,707,445	$1,803,364,019
02/01/2022 - 02/28/2022	6,753,803	$21.19	6,706,928	$1,661,307,733
03/01/2022 - 03/31/2022	12,127,313	$23.52	11,722,873	$1,385,309,632
Total	28,601,537	$21.05	28,137,246
(a)464,291 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)Refer to our 2021 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of March 31, 2022 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2022		MARATHON OIL CORPORATION

	By:	/s/ Rob L. White
Rob L. White
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)

Exhibit Index

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request	10-K	4.2	2/28/2014
10.1†*	2022 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2022 - 2023 Performance Cycle for Section 16 Officers
10.2†*	2022 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2022 - 2024 Performance Cycle for Section 16 Officers
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.