Form 10-Q/A
period 2021-03-31
MARATHON OIL CORP
filed 2022-07-20
CIK 101778

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2021 (the “Original Report”), is to correct an administrative error in the content of Exhibit 31.1, Certification of the Chief Executive Officer, and Exhibit 31.2, Certification of the Chief Financial Officer, each as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report. Exhibits 31.1 and 31.2 are being re-filed with this Amendment No. 1.

Part II – OTHER INFORMATION
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q/A.

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

July 20, 2022		MARATHON OIL CORPORATION

	By:	/s/ Rob L. White
Rob L. White
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)