Form 10-Q
period 2022-06-30
MARATHON OIL CORP
filed 2022-08-04
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 677,583,502 shares of Marathon Oil Corporation common stock outstanding as of July 29, 2022.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues and other income:
Revenues from contracts with customers	$2,168	$1,254	$3,929	$2,431
Net gain (loss) on commodity derivatives	(27)	(166)	(170)	(319)
Income from equity method investments	152	49	279	93
Net gain (loss) on disposal of assets	(1)	1	(1)	1
Other income	11	5	19	8
Total revenues and other income	2,303	1,143	4,056	2,214
Costs and expenses:
Production	164	126	316	247
Shipping, handling and other operating	191	167	376	319
Exploration	8	25	19	46
Depreciation, depletion and amortization	436	532	859	1,028
Impairments	2	46	2	47
Taxes other than income	140	74	244	148
General and administrative	68	68	141	157
Total costs and expenses	1,009	1,038	1,957	1,992
Income from operations	1,294	105	2,099	222
Net interest and other	(54)	(59)	(76)	(72)
Other net periodic benefit (costs) credits	5	(1)	9	2
Loss on early extinguishment of debt	—	(19)	—	(19)
Income before income taxes	1,245	26	2,032	133
Provision (benefit) for income taxes	279	10	(238)	20
Net income	$966	$16	$2,270	$113
Net income per share:
Basic	$1.37	$0.02	$3.17	$0.14
Diluted	$1.37	$0.02	$3.16	$0.14
Weighted average common shares outstanding:
Basic	703	789	717	790
Diluted	705	789	719	791
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net income	$966	$16	$2,270	$113
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	1	16	(3)	13
Change in derivative hedges unrecognized gain (loss)	4	(21)	16	19
Reclassification of de-designated forward interest rate swaps	—	(30)	—	(28)
Other	(1)	—	(1)	—
Other comprehensive income (loss)	4	(35)	12	4
Comprehensive income (loss)	$970	$(19)	$2,282	$117
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except par value and share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,162	$580
Receivables, net	1,512	1,142
Inventories	93	77
Other current assets	41	22
Total current assets	2,808	1,821
Equity method investments	528	450
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $23,116 and $22,412	14,357	14,499
Deferred tax assets	325	—
Other noncurrent assets	268	224
Total assets	$18,286	$16,994
Liabilities
Current liabilities:
Accounts payable	$1,523	$1,110
Payroll and benefits payable	50	74
Accrued taxes	143	157
Other current liabilities	388	260
Long-term debt due within one year	273	36
Total current liabilities	2,377	1,637
Long-term debt	3,709	3,978
Deferred tax liabilities	146	136
Defined benefit postretirement plan obligations	124	137
Asset retirement obligations	278	288
Deferred credits and other liabilities	120	132
Total liabilities	6,754	6,308
Commitments and contingencies
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at June 30, 2022 and December 31, 2021)	937	937
Held in treasury, at cost – 248 million shares and 194 million shares	(6,118)	(4,825)
Additional paid-in capital	7,186	7,221
Retained earnings	9,433	7,271
Accumulated other comprehensive income	94	82
Total stockholders’ equity	11,532	10,686
Total liabilities and stockholders’ equity	$18,286	$16,994
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2022	2021
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$2,270	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	859	1,028
Impairments	2	47
Exploratory dry well costs and unproved property impairments	14	39
Net (gain) loss on disposal of assets	1	(1)
Loss on early extinguishment of debt	—	19
Deferred income taxes	(319)	(7)
Unrealized loss on derivative instruments, net	71	157
Pension and other post retirement benefits, net	(16)	(14)
Stock-based compensation	18	17
Equity method investments, net	(85)	(17)
Changes in:
Current receivables	(376)	(253)
Inventories	(16)	(2)
Current accounts payable and accrued liabilities	278	121
Other current assets and liabilities	(7)	73
All other operating, net	51	(43)
Net cash provided by operating activities	2,745	1,277
Investing activities:
Additions to property, plant and equipment	(687)	(483)
Acquisitions, net of cash acquired	2	—
Disposal of assets, net of cash transferred to the buyer	4	15
Equity method investments - return of capital	7	6
All other investing, net	—	(1)
Net cash used in investing activities	(674)	(463)
Financing activities:
Debt repayment	(32)	(500)
Debt extinguishment costs	—	(19)
Shares repurchased under buyback programs	(1,352)	—
Dividends paid	(108)	(55)
Purchases of shares for tax withholding obligations	(21)	(9)
All other financing, net	24	(3)
Net cash used in financing activities	(1,489)	(586)
Net increase in cash and cash equivalents	582	228
Cash and cash equivalents at beginning of period	580	742
Cash and cash equivalents at end of period	$1,162	$970
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Six Months Ended June 30, 2021
December 31, 2020 Balance	$—	$937	$(4,089)	$7,174	$6,466	$73	$10,561
Shares repurchased under buyback programs	—	—	—	—	—	—	—
Stock-based compensation	—	—	(24)	21	—	—	(3)
Net income (loss)	—	—	—	—	97	—	97
Other comprehensive income (loss)	—	—	—	—	—	39	39
Dividends paid (per share amount of $0.03)	—	—	—	—	(23)	—	(23)
March 31, 2021 Balance	$—	$937	$(4,113)	$7,195	$6,540	$112	$10,671
Shares repurchased under buyback programs	—	—	—	—	—	—	—
Stock-based compensation	—	—	8	6	—	—	14
Net income (loss)	—	—	—	—	16	—	16
Other comprehensive income (loss)	—	—	—	—	—	(35)	(35)
Dividends paid (per share amount of $0.04)	—	—	—	—	(32)	—	(32)
June 30, 2021 Balance	$—	$937	$(4,105)	$7,201	$6,524	$77	$10,634
Six Months Ended June 30, 2022
December 31, 2021 Balance	$—	$937	$(4,825)	$7,221	$7,271	$82	$10,686
Shares repurchased under buyback programs	—	—	(592)	—	—	—	(592)
Stock-based compensation	—	—	55	(43)	—	—	12
Net income (loss)	—	—	—	—	1,304	—	1,304
Other comprehensive income (loss)	—	—	—	—	—	8	8
Dividends paid (per share amount of $0.07)	—	—	—	—	(52)	—	(52)
March 31, 2022 Balance	$—	$937	$(5,362)	$7,178	$8,523	$90	$11,366
Shares repurchased under buyback programs	—	—	(760)	—	—	—	(760)
Stock-based compensation	—	—	4	8	—	—	12
Net income	—	—	—	—	966	—	966
Other comprehensive income	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.08)	—	—	—	—	(56)	—	(56)
June 30, 2022 Balance	$—	$937	$(6,118)	$7,186	$9,433	$94	$11,532
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K. The results of operations for the second quarter and first six months of 2022 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
No accounting standards were adopted in the second quarter or first six months of 2022 that had a material impact on our consolidated financial statements.
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 2 million of stock options for the three and six months ended June 30, 2022 and 4 million and 5 million of stock options for the three and six months ended June 30, 2021, respectively, that were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income	$966	$16	$2,270	$113

Weighted average common shares outstanding	703	789	717	790
Effect of dilutive securities	2	—	2	1
Weighted average common shares, diluted	705	789	719	791
Net income per share:
Basic	$1.37	$0.02	$3.17	$0.14
Diluted	$1.37	$0.02	$3.16	$0.14

Dividends per share	$0.08	$0.04	$0.15	$0.07
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of June 30, 2022 and December 31, 2021, receivables from contracts with customers, included in receivables, net were $1.3 billion and $961 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and six months ended June 30:

United States

	Three Months Ended June 30, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$544	$749	$138	$100	$42	$1,573
Natural gas liquids	55	92	69	15	8	239
Natural gas	56	46	95	21	10	228
Other	1	—	—	—	48	49
Revenues from contracts with customers	$656	$887	$302	$136	$108	$2,089

	Three Months Ended June 30, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$353	$411	$71	$77	$24	$936
Natural gas liquids	33	48	37	11	2	131
Natural gas	29	17	41	5	(1)	91
Other	2	—	—	—	29	31
Revenues from contracts with customers	$417	$476	$149	$93	$54	$1,189

	Six Months Ended June 30, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,003	$1,401	$237	$188	$85	$2,914
Natural gas liquids	99	181	128	30	17	455
Natural gas	89	89	151	33	17	379
Other	3	—	—	—	52	55
Revenues from contracts with customers	$1,194	$1,671	$516	$251	$171	$3,803

	Six Months Ended June 30, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$612	$783	$132	$154	$46	$1,727
Natural gas liquids	59	89	74	20	5	247
Natural gas	76	42	150	30	8	306
Other	4	—	—	—	37	41
Revenues from contracts with customers	$751	$914	$356	$204	$96	$2,321

International (E.G.)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Crude oil and condensate	$71	$58	$111	$95
Natural gas liquids	—	1	1	2
Natural gas	7	5	12	12
Other	1	1	2	1
Revenues from contracts with customers	$79	$65	$126	$110

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

	Three Months Ended June 30, 2022
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$2,089	$79	$—		$2,168
Net gain (loss) on commodity derivatives	(70)	—	43	(b)	(27)
Income from equity method investments	—	152	—		152
Net loss on disposal of assets	—	—	(1)		(1)
Other income	2	2	7		11
Less costs and expenses:
Production	150	14	—		164
Shipping, handling and other operating	187	1	3		191
Exploration	8	—	—		8
Depreciation, depletion and amortization	415	16	5		436
Impairments	—	—	2		2
Taxes other than income	139	—	1		140
General and administrative	27	3	38		68
Net interest and other	—	—	54		54
Other net periodic benefit costs	—	—	(5)		(5)
Income tax provision (benefit)	249	39	(9)		279
Segment income (loss)	$846	$160	$(40)		$966
Total assets	$15,757	$1,059	$1,470		$18,286
Capital expenditures(a)	$372	$1	$2		$375
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 13).

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
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 13).
(c)Includes impairments of $24 million associated with central facilities in Eagle Ford (See Note 10) and $22 million associated with decommissioning costs for non-producing long-lived assets in the Gulf of Mexico (‘GOM’) (See Note 10, Note 11 and Note 22).
(d)Includes a $22 million loss on 2022 interest rate swaps and a $31 million gain on 2025 interest rate swaps, neither of which were designated as cash flow hedges as of June 30, 2021 (See Note 13).
(e)Represents costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs related to the redemption of the 2022 Notes in April 2021.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2022
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$3,803	$126	$—		$3,929
Net loss on commodity derivatives	(99)	—	(71)	(b)	(170)
Income from equity method investments	—	279	—		279
Net loss on disposal of assets	—	—	(1)		(1)
Other income	6	4	9		19
Less costs and expenses:
Production	291	25	—		316
Shipping, handling and other operating	337	10	29		376
Exploration	19	—	—		19
Depreciation, depletion and amortization	819	31	9		859
Impairments	—	—	2		2
Taxes other than income	238	—	6		244
General and administrative	57	6	78		141
Net interest and other	—	—	76	(c)	76
Other net periodic benefit credit	—	—	(9)		(9)
Income tax provision (benefit)	442	62	(742)	(d)	(238)
Segment income	$1,507	$275	$488		$2,270
Total assets	$15,757	$1,059	$1,470		$18,286
Capital expenditures(a)	$718	$—	$5		$723
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 14).
(c)Includes a $17 million gain on 2025 interest rate swaps (See Note 13).
(d)Includes a $685 million benefit related to the partial release of our valuation allowance (See Note 6).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$2,321	$110	$—		$2,431
Net gain on commodity derivatives	(162)	—	(157)	(b)	(319)
Loss from equity method investments	—	93	—		93
Net gain on disposal of assets	—	—	1		1
Other income	4	3	1		8
Less costs and expenses:
Production	224	23	—		247
Shipping, handling and other operating	297	6	16		319
Exploration	39	—	7		46
Depreciation, depletion and amortization	978	37	13		1,028
Impairments	—	—	47	(c)	47
Taxes other than income	150	—	(2)		148
General and administrative	50	6	101	(d)	157
Net interest and other	—	—	72	(e)	72
Other net periodic benefit credit	—	—	(2)		(2)
Loss on early extinguishment of debt	—	—	19	(f)	19
Income tax provision (benefit)	6	16	(2)		20
Segment income (loss)	$419	$118	$(424)		$113
Total assets	$15,747	$1,047	$1,006		$17,800
Capital expenditures(a)	$467	$2	$4		$473
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 14).
(c)Includes second quarter 2021 impairments of $24 million associated with central facilities in Eagle Ford (See Note 10) and $22 million associated with decommissioning costs for non-producing long-lived assets in GOM (See Note 10, Note 11 and Note 22).
(d)Includes $13 million associated with the termination of an aircraft lease agreement and $12 million arising from severance expenses associated with a workforce reduction.
(e)Includes a $19 million gain on 2022 interest rate swaps and a $31 million gain on 2025 interest rate swaps, neither of which were designated as cash flow hedges as of June 30, 2021 (See Note 13).
(f)Represents costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs related to the redemption of the 2022 Notes in April 2021.

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
For the three and six months ended June 30, 2022 and 2021, our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective income tax rate	22%	38%	(12)%	15%

•2022 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the six months ended June 30, 2022, due to the first quarter 2022 release of the valuation allowance on certain U.S. and state deferred tax assets resulting in a non-cash deferred tax benefit of $685 million. As we previously disclosed in our 2021 Form 10-K, we maintained a full valuation allowance on our net federal deferred tax assets and would continue to do so until there exists sufficient positive evidence to support a reversal of the allowance. In the first quarter, as a result of significant increases in commodity prices, corresponding increases in projections of our future taxable income, and the absence of objective negative evidence such as a cumulative loss in recent years, we determined we have sufficient positive evidence to release a majority of the federal valuation allowance. We retained a partial valuation allowance on certain U.S. deferred tax assets primarily as a result of volatility in commodity prices impacting assessed likelihood of future realizability.
•2021 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the three and six months ended June 30, 2021, as a result of the valuation allowance on net federal deferred tax assets in the U.S. which was in place at the time. In addition, the income mix of our U.S. and E.G. operations, including the income mix within E.G. between equity method investees and subsidiaries, contributed to the difference.
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
Changes in the allowance for doubtful accounts balance were as follows:

(In millions)	June 30, 2022	December 31, 2021
Beginning balance as of January 1	$15	$22
Current period provision	(2)	3
Current period write offs	—	(5)
Recoveries of amounts previously reserved	—	(5)
Ending balance	$13	$15
8.    Inventories
    Crude oil and natural gas are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

(In millions)	June 30, 2022	December 31, 2021
Crude oil and natural gas	$15	$8
Supplies and other items	78	69
Inventories	$93	$77

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
9.    Property, Plant and Equipment

(In millions)	June 30, 2022	December 31, 2021
United States	$13,989	$14,097
International	315	347
Corporate	53	55
Net property, plant and equipment	$14,357	$14,499
As of June 30, 2022 and December 31, 2021, we had $34 million and $80 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. The vast majority of the suspended wells require completion activities and installation of infrastructure in order to classify the reserves as proved.
10.    Impairments
    The following table summarizes impairment charges of proved properties and their corresponding fair values.

	Three Months Ended June 30,
	2022		2021
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$—	$—	$24
Asset retirement costs of long-lived assets	$—	$2	$—	$22

	Six Months Ended June 30,
	2022		2021
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$—	$—	$25
Asset retirement costs of long-lived assets	$—	$2	$—	$22
•2021 — During the second quarter of 2021, we recorded an impairment expense of $24 million associated with two central facilities located in Eagle Ford. Decommissioning activities commenced during the quarter, which included the re-routing of existing wells.
We also recognized an incremental $22 million of impairment expense associated with an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico. In a prior reporting period, we recorded a $7 million liability in our consolidated balance sheet associated with these assets, thereby increasing the total recognized asset retirement obligation to $29 million as of June 30, 2021. See Note 11 and Note 22 for further information.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	June 30,
(In millions)	2022	2021
Beginning balance as of January 1	$316	$254
Incurred liabilities, including acquisitions	8	6
Settled liabilities, including dispositions	(3)	(2)
Accretion expense (included in depreciation, depletion and amortization)	7	6
Revisions of estimates	(5)	32
Ending balance as of June 30, total	$323	$296

Ending balance as of June 30, short-term	$46	$24
•2021 — In the second quarter of 2021, we had a revision of estimate of $29 million related to anticipated costs for decommissioning certain wells, pipelines and production facilities for previously divested offshore non-producing long-lived assets located in the Gulf of Mexico. As of June 30, 2021, $14 million of this revision of estimate was classified as short-term. See Note 22 for further information. During the quarter, we recognized $22 million of impairment expense associated with these non-producing long-lived assets within our consolidated statements of income. See Note 10 for further information.
12. Leases
Lessee
Balance sheet information related to right-of-use (“ROU”) assets and lease liabilities was as follows:

(In millions)	Balance Sheet Location:	June 30, 2022	December 31, 2021
ROU assets:
Operating leases	Other noncurrent assets	$119	$59
Finance leases	Other noncurrent assets	26	28
Total ROU assets		$145	$87
Lease liabilities:
Current liabilities
Operating leases	Other current liabilities	$78	$40
Finance leases	Other current liabilities	6	6
Noncurrent liabilities
Operating leases	Deferred credits and other liabilities	45	23
Finance leases	Deferred credits and other liabilities	20	24
Total lease liabilities		$149	$93

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
Finance Leases
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The initial lease term is five years and commenced in late September 2021 after the new Houston office was ready for occupancy. In March 2022, we made our first cash lease payment. For the six months ended June 30, 2022, our cash lease payments were approximately $2 million. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of 100% of the total acquisition and construction costs.
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

(In millions)	Operating Lease Future Cash Receipts
2022	$3
2023	6
2024	6
2025	6
2026	6
Thereafter	48
Total undiscounted cash flows	$75
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

	June 30, 2022
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$2	$2	$—	Other current assets
Commodity	4	83	(79)	Other current liabilities
Total Not Designated as Hedges	$6	$85	$(79)
Cash Flow Hedges
Interest Rate	$4	$—	$4	Other current assets
Interest Rate	12	—	12	Other noncurrent assets
Total Designated Hedges	$16	$—	$16
Total	$22	$85	$(63)

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2021
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	1	8	(7)	Other current liabilities
Interest Rate	27	—	27	Other noncurrent assets
Total Not Designated as Hedges	$28	$8	$20
Cash Flow Hedges
Interest Rate	$—	$3	$(3)	Other current liabilities
Interest Rate	—	2	(2)	Deferred credits and other liabilities
Total Designated Hedges	$—	$5	$(5)
Total	$28	$13	$15

Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into multiple crude oil and natural gas derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through 2023. These derivatives consist of three-way collars, two-way collars and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price.
The following table sets forth outstanding derivative contracts as of June 30, 2022, and the weighted average prices for those contracts:

	2022		2023
	Third Quarter	Fourth Quarter	First Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	30,000	30,000
Weighted average price per Bbl:
Ceiling	$97.52	$97.52
Floor	$56.67	$56.67
Sold put	$46.67	$46.67
NYMEX Roll Basis Swaps
Volume (Bbls/day)	60,000	60,000
Weighted average price per Bbl	$0.67	$0.67
Natural Gas
Henry Hub (“HH”) Two-Way Collars
Volume (MMBtu/day)		50,000	50,000
Weighted average price per MMBtu:
Ceiling		$19.28	$19.28
Floor		$5.00	$5.00
Henry Hub Three-Way Collars
Volume (MMBtu/day)	100,000	100,000
Weighted average price per MMBtu:
Ceiling	$7.13	$7.13
Floor	$3.88	$3.88
Sold Put	$2.88	$2.88

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The unrealized and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Unrealized gain (loss) on derivative instruments, net	$43	$(75)	$(71)	$(157)
Realized gain (loss) on derivative instruments, net(a)	$(70)	$(91)	$(99)	$(162)
(a)During the second quarter and first six months of 2022, net cash paid for settled derivative positions was $61 million and $89 million, respectively. During the second quarter and first six months of 2021, net cash paid for settled derivative positions was $84 million and $95 million, respectively.
Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps with a notional amount of $350 million to hedge variations in cash flows arising from fluctuations in the LIBOR benchmark interest rate related to forecasted interest payments of a future debt issuance in 2025. The expected proceeds of the future debt issuance were intended to refinance the $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). In September 2021, we fully redeemed these 2025 Notes. In March 2022, we closed these positions and settled the interest rate swaps for proceeds of $44 million. During the six months ended June 30, 2022, we recorded a cumulative $17 million gain within net interest for these swaps.
During the second quarter of 2021, we de-designated $25 million of the $320 million Houston office cash flow hedges (discussed further in the Derivatives Designated as Cash Flow Hedges section below), as the construction cost budget estimate was reduced. These interest rate swap contracts began to settle in January 2022. On June 10, 2022, we closed the $25 million de-designated hedges, which resulted in cash proceeds of approximately $2 million. As of June 30, 2022, the remaining open interest rate swaps for the Houston office (with a notional amount of $295 million) are still classified as cash flow hedges.
The following table presents, by maturity date, information about our de-designated forward starting interest rate swap agreements. These positions were fully liquidated as of June 30, 2022.

	June 30, 2022		December 31, 2021
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
June 1, 2025	$—	—%	$350	0.95%
September 9, 2026	$—	—%	$25	1.45%
Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments of our future Houston office. During the second quarter of 2021, we de-designated $25 million of these hedges as the construction cost budget estimate associated with the project was reduced (see discussion in preceding section). The notional amount of open interest rate swaps for the Houston office is $295 million.
The Houston office lease commenced in September 2021, however our first cash lease payment for February 2022 rent was paid in March. The first settlement date for the interest rate swaps was in January 2022. The last swap will mature in September 2026. During the second quarter and first six months of 2022, net cash paid for the settled interest rate swap positions was $1 million and $2 million, respectively. As of June 30, 2022, we expect to reclassify $5 million from accumulated other comprehensive income into the income statement over the next twelve months. See Note 12 for further details regarding the lease of the Houston office.
The following table presents, by maturity date, information about our interest rate swap agreements, including the fixed weighted average LIBOR.

	June 30, 2022		December 31, 2021
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
September 9, 2026	$295	1.52%	$295	1.52%

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
14.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by hierarchy level.

	June 30, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - designated as cash flow hedges	—	16	—	16
Derivative instruments, assets	$—	$16	$—	$16
Derivative instruments, liabilities
Commodity(a)	$(23)	$(56)	$—	$(79)
Derivative instruments, liabilities	$(23)	$(56)	$—	$(79)
Total	$(23)	$(40)	$—	$(63)

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$27	$—	$27
Derivative instruments, assets	$—	$27	$—	$27
Derivative instruments, liabilities
Commodity(a)	$(2)	$(5)	$—	$(7)
Interest rate - designated as cash flow hedges	—	(5)	—	(5)
Derivative instruments, liabilities	$(2)	$(10)	$—	$(12)
Total	$(2)	$17	$—	$15
(a)Commodity derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 13.
Commodity derivatives include three-way collars, two-way collars and NYMEX roll basis swaps. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For commodity swaps, inputs to the models include only commodity prices and interest rates and are categorized as Level 1 because all assumptions and inputs are observable in active markets throughout the term of the instruments. For three-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$—	$—	$11	$10
Other noncurrent assets	10	28	12	27
Total financial assets	$10	$28	$23	$37
Financial liabilities
Current liabilities	$110	$166	$99	$136
Long-term debt, including current portion(a)	3,996	4,000	4,705	4,033
Deferred credits and other liabilities	16	15	46	46
Total financial liabilities	$4,122	$4,181	$4,850	$4,215
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
15.    Debt
Revolving Credit Facility
As of June 30, 2022, we had no borrowings against our $3.1 billion unsecured revolving credit facility (“Credit Facility”).

On July 28, 2022, we executed the seventh amendment to our Credit Facility. The primary changes to the Credit Facility effected by this amendment were to (i) extend the maturity date of the Credit Facility by three years to July 28, 2027, (ii) decrease the size of the Credit Facility from $3.1 billion to $2.5 billion, (iii) replace the LIBOR interest rate benchmark with the secured overnight financing rate (“SOFR”) and (iv) implement certain revisions to the Pricing Schedule.
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of June 30, 2022, we were in compliance with this covenant with a ratio of 19%.
Debt Redemption
In May 2022, we redeemed the $32 million 9.375% Senior Notes on the maturity date.
Long-term debt
At June 30, 2022, we had $4.0 billion of total long-term debt outstanding, which includes $273 million of long-term debt due within one year. Included in long-term debt due within one year is $200 million in 2.0% Bonds which feature a mandatory purchase on April 1, 2023. We currently intend to retire our outstanding long-term debt as it matures. Refer to our 2021 Annual Report on Form 10-K for a listing of our long-term debt maturities.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
16.    Stockholders’ Equity
During the first six months of 2022, we repurchased approximately $1.4 billion of shares of our common stock pursuant to the share repurchase program. On May 4, 2022, our Board of Directors increased our remaining share repurchase program to $2.5 billion. The total remaining share repurchase authorization was approximately $2.0 billion at June 30, 2022. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Additionally, during the first six months of 2022 we repurchased $21 million of shares related to our tax withholding obligation associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
Subsequent to the quarter, we repurchased approximately $282 million of shares of our common stock through August 3, 2022.
17.    Incentive Based Compensation
Stock options, restricted stock and restricted stock units
The following table presents a summary of activity for the first six months of 2022:

	Stock Options		Restricted Stock & Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	4,274,304	$22.13	5,888,242	$10.98
Granted	—	$—	1,428,041	$22.89
Exercised/Vested	(1,842,093)	$14.41	(2,738,788)	$12.01
Canceled	(167,906)	$34.55	(104,351)	$13.49
Outstanding at June 30, 2022	2,264,305	$27.48	4,473,144	$14.09
Stock-based performance unit awards
During the first six months of 2022, we granted 167,043 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $34.07. During the first six months of 2022, we also granted 167,043 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $22.63 as of June 30, 2022.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
18.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit costs (credits):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$3	$4	$—	$—
Interest cost	2	2	1	1
Expected return on plan assets	(3)	(2)	—	—
Amortization:
– prior service credit	(1)	(1)	(4)	(4)
– actuarial loss	1	1	—	—
Net settlement loss(a)	—	5	—	—
Net periodic benefit costs (credits)(b)	$2	$9	$(3)	$(3)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$7	$8	$—	$—
Interest cost	4	4	1	1
Expected return on plan assets	(5)	(4)	—	—
Amortization:
– prior service credit	(3)	(3)	(8)	(8)
– actuarial loss	1	3	1	1
Net settlement loss(a)	—	5	—	—
Net periodic benefit costs (credits)(b)	$4	$13	$(6)	$(6)
(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.
(b)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

    During the first six months of 2022, we made contributions of $9 million to our funded pension plan. We also made a payment of $5 million related to our other postretirement benefit plans. We expect to contribute an additional $8 million in contributions to our funded pension plan this year.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
19.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$5	$5	$11	$11	Other net periodic benefit costs
Amortization of actuarial loss	(1)	(1)	(2)	(4)	Other net periodic benefit costs
Net settlement loss	—	(5)	—	(5)	Other net periodic benefit costs
Interest rate swaps
Reclassification of de-designated forward interest rate swaps	—	(30)	—	(28)	Net interest and other
	(1)	—	(2)	—	Provision (benefit) for income taxes
Total reclassifications of (income) expense, net of tax (a)	$3	$(31)	$7	$(26)	Net income (loss)
(a)During 2021 we had a full valuation allowance on net federal deferred tax assets in the U.S. and as such, there is no tax impact to our postretirement and postemployment plans for the three and six months ended June 30, 2021.
20.    Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2022	2021
Included in operating activities:
Interest paid	$99	$123
Income taxes paid to (received from) taxing authorities, net of refunds	$93	$9
Noncash investing activities:
Increase in asset retirement costs	$3	$38

    Other noncash investing activities include accrued capital expenditures for the six months ended June 30, 2022 and 2021 of $116 million and $85 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
21.    Equity Method Investments
During the periods ended June 30, 2022 and December 31, 2021 our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

(In millions)	Ownership as of June 30, 2022	June 30, 2022	December 31, 2021
EGHoldings (a)	56%	$226	$148
Alba Plant LLC (b)	52%	166	154
AMPCO (c)	45%	136	148
Total		$528	$450
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized, 100% combined financial information for equity method investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Income data:
Revenues and other income	$459	$246	$833	$481
Income (loss) from operations	306	111	535	207
Net income (loss)	$272	$85	$476	$157

Revenues from related parties were $7 million and $15 million for the three and six months ended June 30, 2022, respectively, $8 million and $16 million for the three and six months ended June 30, 2021, respectively, with the majority related to EGHoldings in all periods.
Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Dividends and return of capital received by us totaled $146 million and $200 million for the three and six months ended June 30, 2022, respectively, and $50 million and $81 million for the three and six months ended June 30, 2021, respectively.
Current receivables from related parties at June 30, 2022 and December 31, 2021 were $28 million and $23 million, respectively, with the majority related to EGHoldings in both periods. Payables to related parties at June 30, 2022 were $6 million, with the majority related to EGHoldings and $20 million at December 31, 2021, with the majority related to Alba Plant LLC.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of June 30, 2022. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.
Various groups, including the State of North Dakota and three Indian tribes (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of June 30, 2022, we have a $145 million current liability in suspended royalty and working interest revenue, including interest, of which $133 million was included within accounts payable and $12 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $25 million for capital and expenses. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times over the past five years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding the DOI’s position that the Disputed Land is held in trust for the Three Affiliated Tribes. While the M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, or a court. Depending on the ultimate outcome of this title dispute, the Three Affiliated Tribes could challenge the validity of certain of our leases relating to a portion of the disputed land, and if such challenge were successful it could result in operational delays and additional costs to us. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
We are a defendant in a number of legal and administrative proceedings arising in the ordinary course of business including, but not limited to, royalty claims, contract claims, tax disputes and environmental claims. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, we may also be subject to retained liabilities with respect to certain divested assets by operation of law. For example, we are exposed to the risk that owners and/or operators of assets purchased from us become unable to satisfy plugging or abandonment obligations that attach to those assets. In that event, due to operation of law, we may be required to assume plugging or abandonment obligations for those assets. Although we have established reserves for such liabilities, we could be required to accrue additional amounts in the future and these amounts could be material.
Marathon Oil has been named in various lawsuits alleging royalty underpayments in our domestic operations. We intend to vigorously defend ourselves against such claims. For instance, Marathon Oil has been named in a lawsuit alleging improper royalty deductions in certain of our Oklahoma operations, and plaintiffs have sought class certification, which the court has so far denied. We have accrued for potential liabilities associated with these lawsuits based on currently available information; however, actual losses may exceed our accruals or we could be required to accrue additional amounts in the future.
In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. We are actively negotiating a draft consent decree with the EPA containing certain proposed injunctive terms relating to this enforcement action. The enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time. However, we believe that any penalties, mitigation costs or corrective actions that may result from this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
At June 30, 2022, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.

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
Compared to the prior year’s quarter, we experienced a significant increase in revenues, income from operations and operating cash flow, all of which were driven by higher commodity prices. Total company net sales volumes were roughly flat. Our cash generated from operations more than funded our capital program, dividend payments and share repurchases. These results and activities are consistent with our prioritization of free cash flow generation and adherence to our disciplined capital allocation framework. Below are certain key financial and operational highlights for the quarter:
Improved financial results
•Our net income was $966 million in the second quarter of 2022 as compared to net income of $16 million in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers increased $914 million compared to the same quarter last year as realized commodity prices were significantly higher.
◦Income from equity method investments of $152 million, an increase of $103 million from the same period in 2021, due to higher realized prices.
◦Net losses on commodity derivatives were lower by $139 million compared to the same quarter last year.
◦As a result of higher income before taxes, our provision for income taxes increased by $269 million compared to the same quarter last year. See Note 6 to the consolidated financial statements for discussion of the increase in income taxes.

Maintained investment grade balance sheet, increased return of capital to investors
•All three primary credit rating agencies continue to rate us as investment grade.
•As of June 30, 2022, we have $1.2 billion of cash on hand and $4.3 billion of total liquidity. Refer to Liquidity and
Capital Resources for information on a subsequent event regarding the amendment of our Credit Facility.
•In the first six months of 2022, we repurchased approximately $1.4 billion of shares through our share repurchase program.
•Paid $108 million of dividends, or $0.15 per share, during the first six months of 2022. This is more than double the dividends paid of $0.07 per share during the first six months of 2021.
Outlook
Capital Budget
Our Board of Directors has approved a 2022 capital budget of $1.3 billion. We continue to monitor inflationary pressures given the labor market, commodity prices, supply chain challenges and geopolitical instability.
Operations
    The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments.

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
United States (mboed)	283	283	—%	282	279	1%
International (mboed)	60	65	(8)%	60	66	(9)%
Total (mboed)	343	348	(1)%	342	345	(1)%
United States
Net sales volumes in the segment were consistent in the second quarter of 2022 as compared to the second quarter of 2021.
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	84	91	(8)%	82	84	(2)%
Bakken	114	107	7%	116	109	6%
Oklahoma	56	54	4%	54	54	—%
Northern Delaware	20	24	(17)%	20	25	(20)%
Other United States	9	7	29%	10	7	43%
Total United States	283	283	—%	282	279	1%

	Three Months Ended June 30, 2022
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	64%	66%	25%	51%	56%
Natural gas liquids	18%	22%	32%	23%	23%
Natural gas	18%	12%	43%	26%	21%

	Three Months Ended June 30,		Six Months Ended June 30,
Drilling Activity - U.S. Resource Plays	2022	2021	2022	2021
Gross Operated
Eagle Ford:
Wells drilled to total depth	32	23	62	53
Wells brought to sales	19	45	47	70
Bakken:
Wells drilled to total depth	10	17	24	39
Wells brought to sales	20	16	40	19
Oklahoma:
Wells drilled to total depth	—	—	3	—
Wells brought to sales	10	—	19	—
Northern Delaware:
Wells drilled to total depth	3	—	5	—
Wells brought to sales	—	—	—	—
International
Net sales volumes were lower in the second quarter of 2022 as compared to the second quarter of 2021 primarily due to natural decline. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	60	65	(8)%	60	66	(9)%
Equity Method Investees
LNG (mtd)	2,601	3,094	(16)%	3,043	3,220	(5)%
Methanol (mtd)	964	744	30%	973	917	6%
Condensate and LPG (boed)	10,363	7,892	31%	8,648	9,303	(7)%

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Beginning in December 2020 and continuing through the first six months of 2022, commodity prices continued to increase due to rising oil demand as global economic activity increased. Higher commodity prices were also supported by ongoing OPEC petroleum supply limitations, conflicts and economic sanctions involving producer countries. We continue to expect commodity price volatility given the global dynamics of supply and demand that exist in the market, including geopolitical events. Refer to Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
    The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the second quarter and first six months of 2022 and 2021.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$110.10	$64.73	70%	$102.29	$60.08	70%
Natural gas liquids (per bbl)(c)	40.32	24.17	67%	38.84	24.06	61%
Natural gas (per mcf)(d)	6.84	2.61	162%	5.84	4.43	32%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$108.52	$66.17	64%	$101.77	$62.22	64%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	112.35	67.13	67%	104.51	63.22	65%
Mont Belvieu NGLs (per bbl)(e)	41.73	24.81	68%	39.99	24.40	64%
Henry Hub natural gas settlement date average (per mmbtu)	7.17	2.83	153%	6.06	2.76	120%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $4.43 per bbl and $5.54 per bbl for the second quarter 2022 and 2021, respectively. Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $3.22 per bbl and $5.08 per bbl for the first six months of 2022 and 2021, respectively.
(c)Inclusion of realized gains (losses) on NGL derivative instruments would have no impact for the second quarter 2022 and the second quarter 2021 would have decreased average price realizations by $1.15 per bbl. Inclusion of realized gains (losses) on NGL derivative instruments would have no impact per bbl for the first six months of 2022 and decreased average price realization by $1.24 for the six months ended 2021.
(d)Inclusion of realized gains (losses) on natural gas derivative instruments would have minimal impact on average price realizations for the second quarter and the first six months of 2022 and 2021.
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
International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil for the second quarter and first six months of 2022 and 2021.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$79.74	$52.78	51%	$71.14	$49.06	45%
Natural gas liquids (per bbl)	1.00	1.00	—%	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$113.54	$68.83	65%	$106.92	$64.83	65%
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

Natural gas liquids – Wet gas is sold to Alba Plant LLC at a fixed-price long-term contract resulting in realized prices not tracking market price. Alba Plant LLC extracts and keeps NGLs, which are sold at market price, with our share of income from Alba Plant LLC being reflected in the income from equity method investments on the consolidated statements of income.
Natural gas – Dry natural gas, processed by Alba Plant LLC on behalf of the Alba Unit Parties is sold by the Alba field to EG LNG and AMPCO at fixed-price long-term contracts resulting in realized prices not tracking market price. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO. EG LNG sells LNG on a market-based long-term contract and AMPCO markets methanol at market prices. Alba Plant LLC and EG LNG process third party gas under a combination of tolling and a market linked profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investees.
Results of Operations
Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended June 30,
(In millions)	2022	2021
Revenues from contracts with customers
United States	$2,089	$1,189
International	79	65
Segment revenues from contracts with customers	$2,168	$1,254
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended June 30, 2021	Price Realizations	Net Sales Volumes	Three Months Ended June 30, 2022
United States Price/Volume Analysis
Crude oil and condensate	$936	$648	$(11)	$1,573
Natural gas liquids	131	96	12	239
Natural gas	91	142	(5)	228
Other sales	31			49
Total	$1,189			$2,089
International Price/Volume Analysis
Crude oil and condensate	$58	$24	$(11)	$71
Natural gas liquids	1	—	(1)	—
Natural gas	5	1	1	7
Other sales	1			1
Total	$65			$79
Net gain (loss) on commodity derivatives in the second quarter of 2022, was a loss of $27 million, compared to a net loss of $166 million for the same period in 2021. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 13 to the consolidated financial statements for further information.
Income from equity method investments increased $103 million in second quarter of 2022. Our investees benefited from higher price realizations in 2022.
Production expenses increased $38 million in the second quarter of 2022 versus the same period in 2021, primarily as a result of the U.S. segment’s higher project and workover activity and inflationary pressures on labor, fuel, chemicals and services.

The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended June 30,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$150	$113	33%	$5.80	$4.41	32%
International	$14	$13	8%	$2.83	$2.17	30%
Shipping, handling and other operating increased $24 million in the second quarter of 2022 versus the same period in 2021. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling costs. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas liquids and natural gas prices. In addition, higher marketing costs contributed to the increase as we purchased additional volumes for resale to satisfy transportation commitments.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The decrease in unproved property impairments is due to a combination of factors including timing of lease expiration dates and decisions not to develop acreage deemed non-core in 2021. We incurred less amortization expense related to insignificant unproved property lease balances in 2022.
The following table summarizes the components of exploration expenses:

	Three Months Ended June 30,
(In millions)	2022	2021	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$6	$22	(73)%
Dry well costs	—	—	—%
Geological and geophysical	1	1	—%
Other	1	2	(50)%
Total exploration expenses	$8	$25	(68)%
Depreciation, depletion and amortization decreased $96 million in the second quarter of 2022 primarily as a result of lower DD&A (expense per boe) rate impacted by field-level changes in reserves. In addition, the DD&A rate is impacted by capitalized costs and the sales volume mix between fields.
Our segments apply the units-of-production method to the majority of assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended June 30,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$415	$506	(18)%	$16.11	$19.65	(18)%
International	$16	$18	(11)%	$2.80	$3.08	(9)%
Impairments decreased $44 million in the second quarter of 2022. Impairments in 2021 consisted of a $24 million impairment as we decommissioned certain Eagle Ford central facilities and a $22 million impairment related to an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico. See Note 10 to the consolidated financial statements for discussion of the impairments in further detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $66 million primarily due to higher price realizations in the U.S. segment in the second quarter of 2022.

Loss on early extinguishment of debt decreased $19 million due to make-whole call provisions paid upon redemption of $500 million in senior unsecured notes in the second quarter of 2021.
Provision (benefit) for income taxes reflects an effective income tax rate of 22% in the second quarter of 2022, as compared to an effective income tax rate of 38% in the second quarter of 2021. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the changes in the effective tax rate.
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
The following table reconciles segment income (loss) to net income (loss):

	Three Months Ended June 30,
(In millions)	2022	2021
United States	$846	$207
International	160	68
Segment income (loss)	1,006	275
Items not allocated to segments, net of income taxes	(40)	(259)
Net income (loss)	$966	$16
United States segment income (loss) in the second quarter of 2022 was $846 million of income versus a $207 million income for the same period in 2021. The increase in income was primarily due to higher price realizations and lower DD&A expenses. These favorable changes were partially offset by higher income taxes and production taxes in the second quarter of 2022.
International segment income (loss) in the second quarter of 2022 was $160 million of income versus $68 million of income for the same period in 2021, primarily due to higher prices realized by our equity method investees.
Results of Operations
Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Revenues from contracts with customers are presented by segment in the table below:

	Six Months Ended June 30,
(In millions)	2022	2021
Revenues from contracts with customers
United States	$3,803	$2,321
International	126	110
Segment revenues from contracts with customers	$3,929	$2,431

Below is a price/volume analysis for each segment. Refer to Operations and Market Conditions for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Six Months Ended June 30, 2021	Price Realizations	Net Sales Volumes	Six Months Ended June 30, 2022
United States Price/Volume Analysis
Crude oil and condensate	$1,727	$1,202	$(15)	$2,914
Natural gas liquids	247	173	35	455
Natural gas	306	92	(19)	379
Other sales	41			55
Total	$2,321			$3,803
International Price/Volume Analysis
Crude oil and condensate	$95	$35	$(19)	$111
Natural gas liquids	2	—	(1)	1
Natural gas	12	—	—	12
Other sales	1			2
Total	$110			$126
Net gain (loss) on commodity derivatives in the first six months of 2022 was a loss of $170 million, compared to a loss of $319 million for the same period in 2021. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 13 to the consolidated financial statements for further information.
Income (loss) from equity method investments increased $186 million for the first six months of 2022. Our investees benefited from higher price realizations in the first six months of 2022.
Production expenses for the first six months of 2022 increased by $69 million compared to the same period in 2021, primarily as a result of the U.S. segment’s higher project and workover activity and inflationary pressures on labor, fuel, chemicals and services.
The following table provides production expense and production expense rates for each segment:

	Six Months Ended June 30,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$291	$224	30%	$5.70	$4.43	29%
International	$25	$23	9%	$2.37	$1.93	23%
Shipping, handling and other operating expenses increased $57 million in the first six months of 2022 from the comparable 2021 period. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling cost. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas liquids and natural gas prices. In addition, higher marketing costs contributed to the increase as we purchased additional volumes for resale to satisfy transportation commitments.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The decrease in unproved property impairments is due to a combination of factors including timing of lease expiration dates and decisions not to develop acreage deemed non-core in 2021. We incurred less amortization expense related to insignificant unproved property lease balances in 2022.

The following table summarizes the components of exploration expenses:

	Six Months Ended June 30,
(In millions)	2022	2021	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$14	$37	(62)%
Dry well costs	—	2	(100)%
Geological and geophysical	1	3	(67)%
Other	4	4	—%
Total exploration expenses	$19	$46	(59)%
Depreciation, depletion and amortization decreased $169 million in the first six months of 2022 primarily as a result of lower DD&A (expense per boe) rate impacted by field-level changes in reserves. In addition, the DD&A rate is impacted by capitalized costs and the sales volume mix between fields.
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Six Months Ended June 30,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$819	$978	(16)%	$16.06	$19.36	(17)%
International	$31	$37	(16)%	$2.80	$3.09	(9)%
Impairments decreased $45 million in the first six months of 2022. Impairments in 2021 consisted of a $24 million impairment as we decommissioned certain Eagle Ford central facilities and a $22 million impairment related to an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico. See Note 10 to the consolidated financial statements for discussion of the impairments in further detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $96 million primarily due to higher price realizations in the U.S. segment in the first six months of 2022.
General and administrative expenses decreased $16 million in the first six months of 2022 primarily due to expenses incurred in 2021 related to termination of an aircraft lease agreement.
Loss on early extinguishment of debt decreased $19 million due to make-whole call provisions paid upon redemption of $500 million in senior unsecured notes in 2021.
Provision (benefit) for income taxes for current year includes a tax benefit of $685 million arising from the partial release of a valuation allowance on certain U.S. and state deferred tax assets in first quarter of 2022. This was partially offset by the provision related to current year income earned by our operations. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the rate changes.

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
The following table reconciles segment income (loss) to net income (loss):

	Six Months Ended June 30,
(In millions)	2022	2021
United States	$1,507	$419
International	275	118
Segment income (loss)	1,782	537
Items not allocated to segments, net of income taxes	488	(424)
Net income (loss)	$2,270	$113
United States segment income (loss) for the first six months of 2022 was $1,507 million of income versus a $419 million of income for the same period in 2021. This increase was primarily due to higher price realizations and lower DD&A expenses. These favorable changes were partially offset by higher income taxes and production taxes in the first six months of 2022.
International segment income (loss) for the first six months of 2022 was $275 million of income versus $118 million of income for the same period in 2021, primarily due to higher prices realized by our equity method investees.
Items not allocated to segments, net of income taxes for the first six months of 2022 was $488 million of income versus a $424 million loss for the same period in 2021. The increase was primarily due to the first quarter 2022 release of the valuation allowance on certain U.S. and state deferred tax assets resulting in a non-cash deferred tax benefit of $685 million.
Critical Accounting Estimates
Other than the item set forth below, there have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2021.
Income Taxes
We have recorded deferred tax assets and liabilities, measured at enacted tax rates, for temporary differences between book basis and tax basis, tax credit carryforwards and operating loss carryforwards. In accordance with U.S. GAAP, we routinely assess the realizability of our deferred tax assets and reduce such assets to the expected realizable amount by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for additional or adjustments to existing valuation allowances, we consider all available positive and negative evidence. Positive evidence includes reversals of temporary differences, forecasts of future taxable income, assessment of future business assumptions and applicable tax planning strategies that are prudent and feasible. Negative evidence includes losses in recent years as well as the forecasts of future losses in the realizable period. In making our assessment regarding valuation allowances, we weight the evidence based on objectivity.
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
Cash Flows
    Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, principal debt repayments, payment of dividends and funding of share repurchases. We generated significant positive cash flow from operations during the first six months of 2022 given the continued improvement in commodity prices. We continue to expect volatility in commodity prices and that could impact how much cash flow from operations we generate. The following table presents sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
(In millions)	2022	2021
Sources of cash and cash equivalents
Operating activities	$2,745	$1,277
Disposal of assets, net of cash transferred to the buyer	4	15
Other	33	6
Total sources of cash and cash equivalents	$2,782	$1,298
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(687)	$(483)
Debt repayment	(32)	(500)
Debt extinguishment costs	—	(19)
Shares repurchased under buyback programs	(1,352)	—
Dividends paid	(108)	(55)
Purchases of shares for tax withholding obligations	(21)	(9)
Other	—	(4)
Total uses of cash and cash equivalents	$(2,200)	$(1,070)
Cash flows generated from operating activities in the first six months of 2022 were significantly higher compared to the same period in 2021, primarily as a result of higher realized commodity prices.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Six Months Ended June 30,
(In millions)	2022	2021
United States	$718	$467
International	—	2
Corporate	5	4
Total capital expenditures (accrued)	723	473
Change in capital expenditure accrual	(36)	10
Total use of cash and cash equivalents for property, plant and equipment	$687	$483
The increase in our capital expenditures for the U.S. segment in the first six months of 2022 compared to the same period in 2021 largely reflects inflationary pressures driven by the significant increase in crude oil and natural gas prices, as well as a drilling and completion program more heavily weighted to the first half of the year.

Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions and our revolving Credit Facility. At June 30, 2022, we had approximately $4.3 billion of liquidity consisting of $1.2 billion in cash and cash equivalents and $3.1 billion available under our revolving Credit Facility. On July 28, 2022, we executed the seventh amendment to our Credit Facility. The primary changes to the Credit Facility effected by this amendment were to (i) extend the maturity date of the Credit Facility by three years to July 28, 2027, (ii) decrease the size of the Credit Facility from $3.1 billion to $2.5 billion, (iii) replace the LIBOR interest rate benchmark with the secured overnight financing rate (“SOFR”) and (iv) implement certain revisions to the Pricing Schedule.
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
Credit Arrangements and Borrowings
Our Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 19% at June 30, 2022 and 20% at December 31, 2021. See Note 15 to the consolidated financial statements for further information.
At June 30, 2022, we had no borrowings on our $3.1 billion Credit Facility and $4.0 billion of total long-term debt outstanding. In May 2022, we redeemed the $32 million 9.375% Senior Notes on the maturity date. Our next significant long-term debt maturity is in the amount of $1.0 billion due 2027. Refer to our 2021 Annual Report on Form 10-K for a listing of our long-term debt maturities.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Capital Requirements
Share Repurchase Program
During the first six months of 2022, we repurchased approximately $1.4 billion of shares of our common stock. On May 4, 2022, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion. The total remaining share repurchase authorization was approximately $2.0 billion at June 30, 2022. Additionally, we repurchased $21 million of shares during the first six months of 2022 related to our tax withholding obligations associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
Subsequent to the quarter, we repurchased approximately $282 million of shares of our common stock through August 3, 2022.
Dividends
On July 27, 2022, our Board of Directors approved a dividend of $0.08 per share payable September 12, 2022 to stockholders of record at the close of business on August 17, 2022.

Other Contractual Cash Obligations
As of June 30, 2022, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2021 Annual Report on Form 10-K.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, 2022 capital budget, reserve estimates, asset quality, production guidance, drilling plans, capital plans, future debt retirement, cost and expense estimates, asset acquisitions and dispositions, tax allowances, future financial position, statements regarding future commodity prices and statements regarding management’s other plans and objectives for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:
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

Commodity Price Risk
As of June 30, 2022, we had various open commodity derivatives. Based on the June 30, 2022 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for gas) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at June 30, 2022	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$(81)	$(119)	$(51)
Derivative asset (liability) - Natural Gas	2	(2)	7
Total	$(79)	$(121)	$(44)

Interest Rate Risk
At June 30, 2022, our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $4.0 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At June 30, 2022, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedge to the following as of June 30, 2022:

(In millions)	Fair Value at June 30, 2022	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$16	$19	$13
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2022.
During the first six months of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
In January 2020, we received a Notice of Violation from the EPA related to the Clean Air Act. We continue to actively negotiate a draft consent decree with the EPA containing certain proposed injunctive terms relating to this enforcement action. The enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time. However, we do not believe these enforcement actions would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Marathon Oil has been named in various lawsuits alleging royalty underpayments in our domestic operations. We intend to vigorously defend ourselves against such claims. For instance, Marathon Oil has been named in a lawsuit alleging improper royalty deductions in certain of our Oklahoma operations, and plaintiffs have sought class certification, which the court has so far denied. We have accrued for potential liabilities associated with these lawsuits based on currently available information; however, actual losses may exceed our accruals or we could be required to accrue additional amounts in the future.
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
Our sector and the broader US economy have experienced higher than expected inflationary pressures in the first six months of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, it may impact our ability to procure materials and equipment on a cost-effective basis, or at all, and, as a result, our business, results of operations and cash flows could be materially and adversely affected.
Throughout the first six months of 2022, we have experienced significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, inflation and other factors. Though we incorporated inflationary factors into our 2022 business plan, inflation has outpaced those original assumptions. These challenges are due in large measure to increased demand for oil and gas production driven by the continued economic recovery from the COVID-19 pandemic and more broadly, systemic underinvestment in global oil and gas development. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and inflationary pressure on our cost structure. These supply chain constraints and inflationary pressures will likely continue to adversely impact our operating costs and if we are unable to manage our global supply chain, it may impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil, during the quarter ended June 30, 2022 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
04/01/2022 - 04/30/2022	9,548,422	$25.66	9,548,422	$1,140,310,932
05/01/2022 - 05/31/2022	9,636,905	$26.69	9,636,905	$2,304,000,254
06/01/2022 - 06/30/2022	9,300,166	$27.66	9,299,310	$2,046,750,659
Total	28,485,493	$26.66	28,484,637
(a)856 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)Refer to our 2021 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity through December 31, 2021. In May 2022, our Board of Directors increased the authorization of repurchases under the program to $2.5 billion. As of June 30, 2022, we have $2.0 billion of authorization remaining under the share repurchase program. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of June 30, 2022 were held as treasury stock.
Item 6.  Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2022		MARATHON OIL CORPORATION

	By:	/s/ Rob L. White
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
10.1
Seventh Amendment, dated as of July 28, 2022, to the Amended and Restated Credit Agreement dated as of May 28, 2014, as amended by the First Amendment, dated as of May 5, 2015, the Second Amendment, dated as of June 22, 2017, the Third Amendment, dated as of October 18, 2018, the Fourth Amendment, dated as of September 24, 2019, the Fifth Amendment, dated as of December 4, 2020 and the Sixth Amendment, dated as of June 21, 2021, and as supplemented by the Incremental Commitments Supplement, dated as of March 4, 2016 and Incremental Commitments Supplement, dated as of July 11, 2017, among Marathon Oil Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions named therein
		8-K	10.1	8/2/2022
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.