Form 10-Q
period 2022-09-30
MARATHON OIL CORP
filed 2022-11-03
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 635,067,840 shares of Marathon Oil Corporation common stock outstanding as of October 31, 2022.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues and other income:
Revenues from contracts with customers	$2,008	$1,438	$5,937	$3,869
Net gain (loss) on commodity derivatives	41	(79)	(129)	(398)
Income from equity method investments	190	86	469	179
Net gain on disposal of assets	2	7	1	8
Other income	6	1	25	9
Total revenues and other income	2,247	1,453	6,303	3,667
Costs and expenses:
Production	193	131	509	378
Shipping, handling and other operating	199	219	575	538
Exploration	73	63	92	109
Depreciation, depletion and amortization	460	522	1,319	1,550
Impairments	2	13	4	60
Taxes other than income	137	88	381	236
General and administrative	79	70	220	227
Total costs and expenses	1,143	1,106	3,100	3,098
Income from operations	1,104	347	3,203	569
Net interest and other	(52)	(57)	(128)	(129)
Other net periodic benefit credits	5	—	14	2
Loss on early extinguishment of debt	—	(102)	—	(121)
Income before income taxes	1,057	188	3,089	321
Provision for income taxes	240	4	2	24
Net income	$817	$184	$3,087	$297
Net income per share:
Basic	$1.22	$0.23	$4.40	$0.38
Diluted	$1.22	$0.23	$4.39	$0.38
Weighted average common shares outstanding:
Basic	670	789	701	791
Diluted	672	789	703	791
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net income	$817	$184	$3,087	$297
Other comprehensive income, net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	(3)	4	(6)	17
Change in derivative hedges unrecognized gain	7	1	23	20
Reclassification of de-designated forward interest rate swaps	—	—	—	(28)
Other	—	—	(1)	—
Other comprehensive income	4	5	16	9
Comprehensive income	$821	$189	$3,103	$306
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except par value and share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,109	$580
Receivables, net	1,358	1,142
Inventories	103	77
Other current assets	66	22
Total current assets	2,636	1,821
Equity method investments	568	450
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $23,458 and $22,412	14,245	14,499
Deferred tax assets	155	—
Other noncurrent assets	254	224
Total assets	$17,858	$16,994
Liabilities
Current liabilities:
Accounts payable	$1,480	$1,110
Payroll and benefits payable	76	74
Accrued taxes	168	157
Other current liabilities	305	260
Long-term debt due within one year	402	36
Total current liabilities	2,431	1,637
Long-term debt	3,579	3,978
Deferred tax liabilities	159	136
Defined benefit postretirement plan obligations	117	137
Asset retirement obligations	283	288
Deferred credits and other liabilities	102	132
Total liabilities	6,671	6,308
Commitments and contingencies (Note 22)
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at September 30, 2022 and December 31, 2021)	937	937
Held in treasury, at cost – 294 million shares and 194 million shares	(7,240)	(4,825)
Additional paid-in capital	7,196	7,221
Retained earnings	10,196	7,271
Accumulated other comprehensive income	98	82
Total stockholders’ equity	11,187	10,686
Total liabilities and stockholders’ equity	$17,858	$16,994
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$3,087	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,319	1,550
Impairments	4	60
Exploratory dry well costs and unproved property impairments	85	101
Net gain on disposal of assets	(1)	(8)
Loss on early extinguishment of debt	—	121
Deferred income taxes	(137)	(32)
Unrealized loss on derivative instruments, net	4	130
Pension and other post retirement benefits, net	(28)	(25)
Stock-based compensation	28	29
Equity method investments, net	(130)	(57)
Changes in:
Current receivables	(221)	(313)
Inventories	(27)	(1)
Current accounts payable and accrued liabilities	300	228
Other current assets and liabilities	(57)	66
All other operating, net	75	(53)
Net cash provided by operating activities	4,301	2,093
Investing activities:
Additions to property, plant and equipment	(1,117)	(772)
Acquisitions, net of cash acquired	2	—
Disposal of assets, net of cash transferred to the buyer	8	29
Equity method investments - return of capital	12	15
All other investing, net	—	—
Net cash used in investing activities	(1,095)	(728)
Financing activities:
Debt repayment	(35)	(1,400)
Debt extinguishment costs	—	(117)
Shares repurchased under buyback programs	(2,474)	—
Dividends paid	(162)	(94)
Purchases of shares for tax withholding obligations	(21)	(10)
All other financing, net	15	(1)
Net cash used in financing activities	(2,677)	(1,622)
Net increase (decrease) in cash and cash equivalents	529	(257)
Cash and cash equivalents at beginning of period	580	742
Cash and cash equivalents at end of period	$1,109	$485
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Nine Months Ended September 30, 2021
December 31, 2020 Balance	$—	$937	$(4,089)	$7,174	$6,466	$73	$10,561
Stock-based compensation	—	—	(24)	21	—	—	(3)
Net income	—	—	—	—	97	—	97
Other comprehensive income	—	—	—	—	—	39	39
Dividends paid (per share amount of $0.03)	—	—	—	—	(23)	—	(23)
March 31, 2021 Balance	$—	$937	$(4,113)	$7,195	$6,540	$112	$10,671
Stock-based compensation	—	—	8	6	—	—	14
Net income	—	—	—	—	16	—	16
Other comprehensive loss	—	—	—	—	—	(35)	(35)
Dividends paid (per share amount of $0.04)	—	—	—	—	(32)	—	(32)
June 30, 2021 Balance	$—	$937	$(4,105)	$7,201	$6,524	$77	$10,634
Stock-based compensation	—	—	—	12	—	—	12
Net income	—	—	—	—	184	—	184
Other comprehensive income	—	—	—	—	—	5	5
Dividends paid (per share amount of $0.05)	—	—	—	—	(39)	—	(39)
September 30, 2021 Balance	$—	$937	$(4,105)	$7,213	$6,669	$82	$10,796

Nine Months Ended September 30, 2022
December 31, 2021 Balance	$—	$937	$(4,825)	$7,221	$7,271	$82	$10,686
Shares repurchased under buyback programs	—	—	(592)	—	—	—	(592)
Stock-based compensation	—	—	55	(43)	—	—	12
Net income	—	—	—	—	1,304	—	1,304
Other comprehensive income	—	—	—	—	—	8	8
Dividends paid (per share amount of $0.07)	—	—	—	—	(52)	—	(52)
March 31, 2022 Balance	$—	$937	$(5,362)	$7,178	$8,523	$90	$11,366
Shares repurchased under buyback programs	—	—	(760)	—	—	—	(760)
Stock-based compensation	—	—	4	8	—	—	12
Net income	—	—	—	—	966	—	966
Other comprehensive income	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.08)	—	—	—	—	(56)	—	(56)
June 30, 2022 Balance	$—	$937	$(6,118)	$7,186	$9,433	$94	$11,532
Shares repurchased under buyback programs	—	—	(1,122)	—	—	—	(1,122)
Stock-based compensation	—	—	—	10	—	—	10
Net income	—	—	—	—	817	—	817
Other comprehensive income	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.08)	—	—	—	—	(54)	—	(54)
September 30, 2022 Balance	$—	$937	$(7,240)	$7,196	$10,196	$98	$11,187
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K. The results of operations for the third quarter and first nine months of 2022 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
Accounting Standards Updates Adopted
No accounting standards were adopted in the third quarter or first nine months of 2022 that had a material impact on our consolidated financial statements.
Accounting Standards Updates Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective March 12, 2020 and can be applied prospectively through December 31, 2022. Upon adoption, we do not believe it will have a material impact on our consolidated results of operations, financial position and cash flows.
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 1 million and 2 million of stock options for the three and nine months ended September 30, 2022, respectively, and 4 million of stock options for each of the three and nine months ended September 30, 2021, that were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income	$817	$184	$3,087	$297

Weighted average common shares outstanding	670	789	701	791
Effect of dilutive securities	2	—	2	—
Weighted average common shares, diluted	672	789	703	791
Net income per share:
Basic	$1.22	$0.23	$4.40	$0.38
Diluted	$1.22	$0.23	$4.39	$0.38

Dividends per share	$0.08	$0.05	$0.23	$0.12
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of September 30, 2022 and December 31, 2021, receivables from contracts with customers, included in receivables, net were $1.1 billion and $961 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and nine months ended September 30:
United States

	Three Months Ended September 30, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$523	$648	$104	$114	$39	$1,428
Natural gas liquids	49	82	63	16	6	216
Natural gas	56	67	105	22	11	261
Other	3	—	—	—	19	22
Revenues from contracts with customers	$631	$797	$272	$152	$75	$1,927

	Three Months Ended September 30, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$391	$425	$74	$75	$19	$984
Natural gas liquids	50	63	53	12	5	183
Natural gas	38	29	62	12	3	144
Other	2	—	—	—	62	64
Revenues from contracts with customers	$481	$517	$189	$99	$89	$1,375

	Nine Months Ended September 30, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,526	$2,049	$341	$302	$124	$4,342
Natural gas liquids	148	263	191	46	23	671
Natural gas	145	156	256	55	28	640
Other	6	—	—	—	71	77
Revenues from contracts with customers	$1,825	$2,468	$788	$403	$246	$5,730

	Nine Months Ended September 30, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Other U.S.	Total
Crude oil and condensate	$1,003	$1,208	$206	$229	$65	$2,711
Natural gas liquids	109	152	127	32	10	430
Natural gas	114	71	212	42	11	450
Other	6	—	—	—	99	105
Revenues from contracts with customers	$1,232	$1,431	$545	$303	$185	$3,696

International (E.G.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Crude oil and condensate	$75	$56	$186	$151
Natural gas liquids	1	—	2	2
Natural gas	5	6	17	18
Other	—	1	2	2
Revenues from contracts with customers	$81	$63	$207	$173

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

	Three Months Ended September 30, 2022
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,927	$81	$—		$2,008
Net gain (loss) on commodity derivatives	(26)	—	67	(b)	41
Income from equity method investments	—	190	—		190
Net gain on disposal of assets	—	—	2		2
Other income	4	1	1		6
Less costs and expenses:
Production	173	20	—		193
Shipping, handling and other operating	171	5	23		199
Exploration	11	—	62	(c)	73
Depreciation, depletion and amortization	441	14	5		460
Impairments	—	—	2		2
Taxes other than income	136	—	1		137
General and administrative	37	4	38		79
Net interest and other	—	—	52		52
Other net periodic benefit costs	—	—	(5)		(5)
Income tax provision (benefit)	213	48	(21)		240
Segment income (loss)	$723	$181	$(87)		$817
Total assets	$15,487	$1,294	$1,077		$17,858
Capital expenditures(a)	$406	$1	$6		$413
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 13).
(c)Includes dry well costs and unproved property impairments of $48 million for Louisiana exploration leases and $14 million for Permian exploration leases (See Note 9 and Note 10).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2021
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,375	$63	$—		$1,438
Net gain (loss) on commodity derivatives	(106)	—	27	(b)	(79)
Income from equity method investments	—	86	—		86
Net gain on disposal of assets	—	—	7		7
Other income	—	—	1		1
Less costs and expenses:
Production	119	12	—		131
Shipping, handling and other operating	209	7	3		219
Exploration	15	—	48	(c)	63
Depreciation, depletion and amortization	499	17	6		522
Impairments	—	—	13	(d)	13
Taxes other than income	88	—	—		88
General and administrative	29	3	38		70
Net interest and other	—	—	57	(e)	57
Other net periodic benefit costs	—	—	—		—
Loss on early extinguishment of debt	—	—	102	(f)	102
Income tax provision (benefit)	5	17	(18)		4
Segment income (loss)	$305	$93	$(214)		$184
Total assets	$15,528	$1,071	$562		$17,161
Capital expenditures(a)	$303	$2	$3		$308
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 13).
(c)Includes unproved property impairments of $20 million for Louisiana exploration leases and$16 million related to the disposition of a Permian lease. Also includes $12 million of dry well costs associated with drilled and uncompleted wells, primarily in Permian.
(d)Includes impairments of $5 million for proved properties in Permian (See Note 10) and $8 million associated with decommissioning costs for non-producing long-lived assets in GOM (See Note 10 and Note 11).
(e)Includes a $5 million gain on 2022 interest rate swaps and a $3 million gain on 2025 interest rate swaps (See Note 13).
(f)Represents costs related to a make-whole provision premium and the write off of issuance costs related to the redemption of the 2025 Notes in September 2021 (See Note 15).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$5,730	$207	$—		$5,937
Net loss on commodity derivatives	(125)	—	(4)	(b)	(129)
Income from equity method investments	—	469	—		469
Net gain on disposal of assets	—	—	1		1
Other income	10	5	10		25
Less costs and expenses:
Production	464	45	—		509
Shipping, handling and other operating	508	15	52		575
Exploration	30	—	62	(c)	92
Depreciation, depletion and amortization	1,260	45	14		1,319
Impairments	—	—	4		4
Taxes other than income	374	—	7		381
General and administrative	94	10	116		220
Net interest and other	—	—	128	(d)	128
Other net periodic benefit costs	—	—	(14)		(14)
Income tax provision (benefit)	655	110	(763)	(e)	2
Segment income	$2,230	$456	$401		$3,087
Total assets	$15,487	$1,294	$1,077		$17,858
Capital expenditures(a)	$1,124	$1	$11		$1,136
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 13).
(c)Includes dry well costs and unproved property impairments of $48 million for Louisiana exploration leases and $14 million for Permian exploration leases (See Note 9 and Note 10).
(d)Includes a $17 million gain on 2025 interest rate swaps (See Note 13).
(e)Includes a $685 million benefit related to the partial release of our valuation allowance (See Note 6).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$3,696	$173	$—		$3,869
Net loss on commodity derivatives	(268)	—	(130)	(b)	(398)
Income from equity method investments	—	179	—		179
Net gain on disposal of assets	—	—	8		8
Other income	4	3	2		9
Less costs and expenses:
Production	343	35	—		378
Shipping, handling and other operating	506	13	19		538
Exploration	54	—	55	(c)	109
Depreciation, depletion and amortization	1,477	54	19		1,550
Impairments	—	—	60	(d)	60
Taxes other than income	238	—	(2)		236
General and administrative	79	9	139	(e)	227
Net interest and other	—	—	129	(f)	129
Other net periodic benefit credit	—	—	(2)		(2)
Loss on early extinguishment of debt	—	—	121	(g)	121
Income tax provision (benefit)	11	33	(20)		24
Segment income (loss)	$724	$211	$(638)		$297
Total assets	$15,528	$1,071	$562		$17,161
Capital expenditures(a)	$770	$4	$7		$781
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 13).
(c)Includes unproved property impairments of $20 million for Louisiana exploration leases and $16 million related to the disposition of a lease in Permian. Also includes $12 million of dry well costs associated with drilled and uncompleted wells, primarily in Permian.
(d)Includes impairments of $24 million for central facilities in Eagle Ford (See Note 10), $5 million for proved properties in Permian (See Note 10), and $30 million associated with decommissioning costs for non-producing long-lived assets in GOM (See Note 10 and Note 11).
(e)Includes $13 million associated with the termination of an aircraft lease agreement and $12 million arising from severance expenses associated with a workforce reduction.
(f)Includes a $24 million gain on 2022 interest rate swaps and a $34 million gain on 2025 interest rate swaps (See Note 13).
(g)Represents costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs in regards to the redemption of the 2022 Notes in April 2021 and 2025 Notes in September 2021 (See Note 15).

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
For the three and nine months ended September 30, 2022 and 2021, our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective income tax rate	23%	2%	—%	7%
•2022 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the nine months ended September 30, 2022, due to the first quarter 2022 release of the valuation allowance on certain U.S. and state deferred tax assets resulting in a non-cash deferred tax benefit of $685 million. As we previously disclosed in our 2021 Form 10-K, we maintained a full valuation allowance on our net federal deferred tax assets and would continue to do so until there exists sufficient positive evidence to support a reversal of the allowance. In the first quarter, as a result of significant increases in commodity prices, corresponding increases in projections of our future taxable income, and the absence of objective negative evidence such as a cumulative loss in recent years, we determined we have sufficient positive evidence to release a majority of the federal valuation allowance. We retained a partial valuation allowance on certain U.S. deferred tax assets primarily as a result of volatility in commodity prices impacting assessed likelihood of future realizability.
•2021 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the three and nine months ended September 30, 2021, as a result of the valuation allowance on net federal deferred tax assets in the U.S. which was in place at the time. In addition, the income mix of our U.S. and E.G. operations, including the income mix within E.G. between equity method investees and subsidiaries, contributed to the difference.
On August 16, 2022, the President signed the Inflation Reduction Act (“IRA”) into law. The IRA enacted various income tax provisions including a 15% corporate book minimum tax and created and extended certain tax-related energy incentives. The tax provisions of the IRA which may apply to us are generally effective in 2023 or later and therefore tax impacts to us in 2022 are expected to be immaterial. We will continue to monitor and assess the impact that the IRA may have on our U.S. income tax liability for 2023 or later years.
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
Changes in the allowance for credit losses were as follows:

(In millions)	September 30, 2022	December 31, 2021
Beginning balance as of January 1	$15	$22
Current period provision	(2)	3
Current period write offs	(1)	(5)
Recoveries of amounts previously reserved	—	(5)
Ending balance	$12	$15
8.    Inventories
Crude oil and natural gas liquids are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

(In millions)	September 30, 2022	December 31, 2021
Crude oil and natural gas liquids	$14	$8
Supplies and other items	89	69
Inventories	$103	$77
9.    Property, Plant and Equipment

(In millions)	September 30, 2022	December 31, 2021
United States	$13,889	$14,097
International	302	347
Corporate	54	55
Net property, plant and equipment	$14,245	$14,499
As of September 30, 2022 and December 31, 2021, we had $20 million and $80 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. The majority of the suspended wells require completion activities and installation of infrastructure in order to classify the reserves as proved. The decrease during the nine months ended September 30, 2022 included a $46 million reduction in suspended well costs as we resumed drilling or completion activities and brought previously suspended wells to sales. During the third quarter of 2022, we also recorded $14 million of dry well costs associated with drilled and uncompleted exploratory wells, primarily in Louisiana Austin Chalk. See Note 10 for further information.
10.    Impairments
The following table summarizes impairment charges of proved properties and their corresponding fair values.

	Three Months Ended September 30,
	2022		2021
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$—	$—	$5
Asset retirement costs of long-lived assets	$—	$2	$—	$8

	Nine Months Ended September 30,
	2022		2021
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for use	$—	$—	$—	$30
Asset retirement costs of long-lived assets	$—	$4	$—	$30
•2022 — There were no significant impairments of proved property in 2022.
During the third quarter of 2022, we recognized impairments totaling $48 million of unproved property leases and dry well costs in Louisiana Austin Chalk. The impairments resulted from a combination of factors including timing of lease expiration dates, our assessment of risk and resource, and the decision not to develop the acreage. We also recognized impairments of $14 million for unproved property leases in Permian as a result of an acreage exchange. The combined effects of these impairments were recorded as exploration expense.

•2021 — During the third quarter of 2021, we recognized unproved property impairments of $20 million for Louisiana exploration leases and $16 million related to the disposition of a Permian lease. In addition, we also recognized $12 million of dry well costs associated with drilled and uncompleted wells, primarily in Permian. The combined effects of these impairments were recorded as exploration expense.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
For proved property, during the third quarter of 2021, we recorded an impairment expense of $5 million associated with our interests in outside operated conventional assets located in New Mexico.
In the second quarter of 2021, we recorded an impairment expense of $24 million associated with the decommissioning of two central facilities located in Eagle Ford.
During the nine months ended September 30, 2021, we recognized an incremental $30 million of impairment expense associated with an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico. See Note 11 for further information.
11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	September 30,
(In millions)	2022	2021
Beginning balance as of January 1	$316	$254
Incurred liabilities, including acquisitions	10	9
Settled liabilities, including dispositions	(8)	(3)
Accretion expense (included in depreciation, depletion and amortization)	11	9
Revisions of estimates	(1)	40
Ending balance as of September 30, total	$328	$309

Ending balance as of September 30, short-term	$45	$23
•2021 — In the first nine months of 2021, we had revisions of estimates totaling $37 million related to anticipated costs for decommissioning certain wells, pipelines and production facilities for previously divested offshore non-producing long-lived assets located in the Gulf of Mexico. As of September 30, 2021, $14 million of these Gulf of Mexico related revisions of estimates were classified as short-term. See Note 22 for further information. Of the $37 million, approximately $30 million was recognized as impairment expense during the nine months ended September 30, 2021. See Note 10 for further information.
12. Leases
Lessee
Balance sheet information related to right-of-use (“ROU”) assets and lease liabilities was as follows:

(In millions)	Balance Sheet Location:	September 30, 2022	December 31, 2021
ROU assets:
Operating leases	Other noncurrent assets	$95	$59
Finance leases	Other noncurrent assets	26	28
Total ROU assets		$121	$87
Lease liabilities:
Current liabilities
Operating leases	Other current liabilities	$65	$40
Finance leases	Other current liabilities	6	6
Noncurrent liabilities
Operating leases	Deferred credits and other liabilities	35	23
Finance leases	Deferred credits and other liabilities	19	24
Total lease liabilities		$125	$93

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
Finance Leases
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The initial lease term is five years and commenced in late September 2021 after the new Houston office was ready for occupancy. In March 2022, we made our first cash lease payment. For the nine months ended September 30, 2022, our cash lease payments were approximately $6 million. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of 100% of the total acquisition and construction costs.
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

(In millions)	Operating Lease Future Cash Receipts
2022	$2
2023	6
2024	6
2025	6
2026	6
Thereafter	48
Total undiscounted cash flows	$74
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

	September 30, 2022
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$—	$—	$—	Other current assets
Commodity	1	12	(11)	Other current liabilities
Total Not Designated as Hedges	$1	$12	$(11)
Cash Flow Hedges
Interest Rate	$8	$—	$8	Other current assets
Interest Rate	18	—	18	Other noncurrent assets
Total Designated Hedges	$26	$—	$26
Total	$27	$12	$15

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2021
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	1	8	(7)	Other current liabilities
Interest Rate	27	—	27	Other noncurrent assets
Total Not Designated as Hedges	$28	$8	$20
Cash Flow Hedges
Interest Rate	$—	$3	$(3)	Other current liabilities
Interest Rate	—	2	(2)	Deferred credits and other liabilities
Total Designated Hedges	$—	$5	$(5)
Total	$28	$13	$15
Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into multiple crude oil and natural gas derivatives indexed to the respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through the first quarter of 2023. These derivatives consist of three-way collars, two-way collars and NYMEX roll basis swaps. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price.
The following table sets forth outstanding derivative contracts as of September 30, 2022, and the weighted average prices for those contracts:

	2022	2023
	Fourth Quarter	First Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	30,000	—
Weighted average price per Bbl:
Ceiling	$97.52	$—
Floor	$56.67	$—
Sold put	$46.67	$—
NYMEX Roll Basis Swaps
Volume (Bbls/day)	60,000	—
Weighted average price per Bbl	$0.67	$—
Natural Gas
Henry Hub (“HH”) Two-Way Collars
Volume (MMBtu/day)	50,000	50,000
Weighted average price per MMBtu:
Ceiling	$19.28	$19.28
Floor	$5.00	$5.00
Henry Hub Three-Way Collars
Volume (MMBtu/day)	100,000	—
Weighted average price per MMBtu:
Ceiling	$7.13	$—
Floor	$3.88	$—
Sold Put	$2.88	$—

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The unrealized and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Unrealized gain (loss) on derivative instruments, net	$67	$27	$(4)	$(130)
Realized gain (loss) on derivative instruments, net(a)	$(26)	$(106)	$(125)	$(268)
(a)During the third quarter and first nine months of 2022, net cash paid for settled derivative positions was $56 million and $145 million, respectively. During the third quarter and first nine months of 2021, net cash paid for settled derivative positions was $108 million and $203 million, respectively.
Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps with a notional amount of $500 million to hedge the variations in cash flows related to fluctuations in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate related to forecasted interest payments of a future debt issuance in 2022. Each respective derivative contract can be tied to an anticipated underlying dollar notional amount. During the third quarter of 2020, we de-designated these forward starting interest rate swaps previously designated as cash flow hedges. In the first quarter of 2021, the net deferred loss of $2 million in accumulated other comprehensive income related to these de-designated forward starting interest rate swaps was reclassified from accumulated other comprehensive income into earnings as an adjustment to net interest, as we fully redeemed the remainder of our outstanding 2022 notes in April 2021. We recorded a $5 million mark-to-market gain and a $24 million mark-to-market gain within net interest to reflect the change in value of these interest rate swaps during the three and nine months ended September 30, 2021, respectively.
During 2020, we entered into forward starting interest rate swaps with a notional amount of $350 million to hedge variations in cash flows arising from fluctuations in the LIBOR benchmark interest rate related to forecasted interest payments of a future debt issuance in 2025. The expected proceeds of the future debt issuance were intended to refinance the $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). In September 2021, we fully redeemed these 2025 Notes. We recorded a $3 million mark-to-market gain and a $34 million mark-to-market gain within net interest to reflect the change in value of these interest rate swaps during the three and nine months ended September 30, 2021. In March 2022, we closed these positions and settled the interest rate swaps for proceeds of $44 million. During the nine months ended September 30, 2022, we recorded a cumulative $17 million gain within net interest for these swaps.
During the second quarter of 2021, we de-designated $25 million of the $320 million Houston office cash flow hedges (discussed further in the Derivatives Designated as Cash Flow Hedges section below), as the construction cost budget estimate was reduced. These interest rate swap contracts began to settle in January 2022. On June 10, 2022, we closed the $25 million de-designated hedges, which resulted in cash proceeds of approximately $2 million. As of September 30, 2022, the remaining open interest rate swaps for the Houston office (with a notional amount of $295 million) are still classified as cash flow hedges.
The following table presents, by maturity date, information about our de-designated forward starting interest rate swap agreements. These positions were fully liquidated as of September 30, 2022.

	September 30, 2022		December 31, 2021
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
June 1, 2025	$—	—%	$350	0.95%
September 9, 2026	$—	—%	$25	1.45%
Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments of our Houston office. During the second quarter of 2021, we de-designated $25 million of these hedges as the construction cost budget estimate associated with the project was reduced (see discussion in preceding section). The notional amount of open interest rate swaps for the Houston office is $295 million.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
The Houston office lease commenced in September 2021, however our first cash lease payment for February 2022 rent was paid in March. The first settlement date for the interest rate swaps was in January 2022. The last swap will mature in September 2026. During the third quarter and first nine months of 2022, net cash received/paid for the settled interest rate swap positions was immaterial. As of September 30, 2022, we expect to reclassify $8 million from accumulated other comprehensive income into the income statement over the next twelve months. See Note 12 for further details regarding the lease of the Houston office.
The following table presents, by maturity date, information about our interest rate swap agreements, including the fixed weighted average LIBOR.

	September 30, 2022		December 31, 2021
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR	Aggregate Notional Amount (in millions)	Weighted Average, LIBOR
September 9, 2026	$295	1.52%	$295	1.52%
14.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by hierarchy level.

	September 30, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - designated as cash flow hedges	$—	$26	$—	$26
Derivative instruments, assets	$—	$26	$—	$26
Derivative instruments, liabilities
Commodity(a)	$(2)	$(9)	$—	$(11)
Derivative instruments, liabilities	$(2)	$(9)	$—	$(11)
Total	$(2)	$17	$—	$15

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Interest rate - not designated as cash flow hedges	$—	$27	$—	$27
Derivative instruments, assets	$—	$27	$—	$27
Derivative instruments, liabilities
Commodity(a)	$(2)	$(5)	$—	$(7)
Interest rate - designated as cash flow hedges	—	(5)	—	(5)
Derivative instruments, liabilities	$(2)	$(10)	$—	$(12)
Total	$(2)	$17	$—	$15
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Current assets	$—	$—	$11	$10
Other noncurrent assets	10	28	12	27
Total financial assets	$10	$28	$23	$37
Financial liabilities
Current liabilities	$107	$171	$99	$136
Long-term debt, including current portion(a)	3,793	3,997	4,705	4,033
Deferred credits and other liabilities	16	15	46	46
Total financial liabilities	$3,916	$4,183	$4,850	$4,215
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
15.    Debt
Revolving Credit Facility
As of September 30, 2022, we had no borrowings against our $2.5 billion unsecured revolving credit facility (“Credit Facility”).
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
The Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Credit Facility. As of September 30, 2022, we were in compliance with this covenant with a ratio of 20%.
Debt Redemption
In May 2022, we redeemed the $32 million 9.375% Senior Notes on the maturity date.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
In September 2021, we redeemed our outstanding $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). We incurred $102 million in costs related to the make-whole provision premium and the write off of unamortized discount and issuance costs.
In April 2021, we redeemed our outstanding $500 million 2.8% Senior Notes due 2022 (“2022 Notes”). We incurred $19 million in costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs.
Long-term debt
At September 30, 2022, we had $4.0 billion of total long-term debt outstanding, which includes $402 million of long-term debt due within one year. Included in long-term debt due within one year is $200 million in 2.0% Bonds which feature a mandatory put on April 1, 2023. Refer to our 2021 Annual Report on Form 10-K for a listing of our long-term debt maturities.
16.    Stockholders’ Equity
During the first nine months of 2022, we repurchased approximately $2.5 billion of shares of our common stock pursuant to the share repurchase program. The total remaining share repurchase authorization was approximately $926 million at September 30, 2022. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Additionally, during the first nine months of 2022 we repurchased $21 million of shares related to our tax withholding obligation associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
Subsequent to the quarter, we repurchased approximately $230 million of shares of our common stock through November 2, 2022. Effective November 2, 2022, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion.
17.    Incentive Based Compensation
Stock options, restricted stock and restricted stock units
The following table presents a summary of activity for the first nine months of 2022:

	Stock Options		Restricted Stock & Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	4,274,304	$22.13	5,888,242	$10.98
Granted	—	$—	1,719,757	$22.83
Exercised/Vested	(1,842,093)	$14.41	(2,796,967)	$12.05
Canceled	(414,952)	$33.55	(187,859)	$14.14
Outstanding at September 30, 2022	2,017,259	$26.82	4,623,173	$14.62
Stock-based performance unit awards
During the first nine months of 2022, we granted 167,043 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $34.07. During the first nine months of 2022, we also granted 167,043 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $23.37 as of September 30, 2022.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
18.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit costs (credits):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$4	$4	$—	$—
Interest cost	1	2	1	—
Expected return on plan assets	(2)	(2)	—	—
Amortization:
– prior service credit	(1)	(1)	(4)	(4)
– actuarial loss	—	1	—	1
Net settlement loss(a)	—	3	—	—
Net periodic benefit costs (credits)(b)	$2	$7	$(3)	$(3)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$11	$12	$—	$—
Interest cost	5	6	2	1
Expected return on plan assets	(7)	(6)	—	—
Amortization:
– prior service credit	(4)	(4)	(12)	(12)
– actuarial loss	1	4	1	2
Net settlement loss(a)	—	8	—	—
Net periodic benefit costs (credits)(b)	$6	$20	$(9)	$(9)
(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.
(b)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

    During the first nine months of 2022, we made contributions of $17 million to our funded pension plan. We also made a payment of $7 million related to our other postretirement benefit plans. We expect to contribute an additional $4 million in contributions to our funded pension plan this year.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
19.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$5	$5	$16	$16	Other net periodic benefit costs
Amortization of actuarial loss	—	(2)	(2)	(6)	Other net periodic benefit costs
Net settlement loss	—	(3)	—	(8)	Other net periodic benefit costs
Interest rate swaps
Reclassification of de-designated forward interest rate swaps	—	—	—	(28)	Net interest and other
	(1)	—	(3)	—	Provision for income taxes
Total reclassifications of (income) expense, net of tax (a)	$4	$—	$11	$(26)	Net income (loss)
(a)During 2021 we had a full valuation allowance on net federal deferred tax assets in the U.S. and as such, there is no tax impact to our postretirement and postemployment plans for the three and nine months ended September 30, 2021.
20.    Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2022	2021
Included in operating activities:
Interest paid	$153	$185
Income taxes paid, net of refunds (a)	$128	$8
Noncash investing activities:
Increase in asset retirement costs	$9	$49
(a)The nine months ended September 30, 2021 includes $1 million related to tax refunds.
Other noncash investing activities include accrued capital expenditures for the nine months ended September 30, 2022 and 2021 of $99 million and $104 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
21.    Equity Method Investments
During the periods ended September 30, 2022 and December 31, 2021 our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

(In millions)	Ownership as of September 30, 2022	September 30, 2022	December 31, 2021
EGHoldings (a)	56%	$293	$148
Alba Plant LLC (b)	52%	142	154
AMPCO (c)	45%	133	148
Total		$568	$450
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized, 100% combined financial information for equity method investees is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Income data:
Revenues and other income	$499	$325	$1,332	$806
Income from operations	358	188	893	395
Net income	$335	$155	$811	$312

Revenues from related parties were $7 million and $22 million for the three and nine months ended September 30, 2022, respectively, $8 million and $24 million for the three and nine months ended September 30, 2021, respectively, with the majority related to EGHoldings in all periods.
Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Dividends and return of capital received by us totaled $150 million and $350 million for the three and nine months ended September 30, 2022, respectively, and $56 million and $137 million for the three and nine months ended September 30, 2021, respectively.
Current receivables from related parties at September 30, 2022 and December 31, 2021 were $43 million and $23 million, respectively, with the majority related to EGHoldings in both periods. Payables to related parties at September 30, 2022 were $6 million, with the majority related to EGHoldings and $20 million at December 31, 2021, with the majority related to Alba Plant LLC.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
22.    Commitments and Contingencies
Various groups, including the State of North Dakota and three Indian tribes (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of September 30, 2022, we have a $153 million current liability in suspended royalty and working interest revenue, including interest, of which $138 million was included within accounts payable and $15 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $26 million for capital and expenses. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times over the past five years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding the DOI’s position that the Disputed Land is held in trust for the Three Affiliated Tribes. While the M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, or a court. Depending on the ultimate outcome of this title dispute, the Three Affiliated Tribes could challenge the validity of certain of our leases relating to a portion of the disputed land, and if such challenge were successful it could result in operational delays and additional costs to us. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Marathon Oil has been named in various lawsuits alleging royalty underpayments in our domestic operations. We intend to vigorously defend ourselves against such claims. For instance, Marathon Oil was named in a lawsuit alleging improper royalty deductions in certain of our Oklahoma operations, and after plaintiffs lost their attempt to certify a class action, a settlement in principle was reached, subject to court approval. We have accrued for potential liabilities associated with these lawsuits based on currently available information; however, actual losses may exceed our accruals or we could be required to accrue additional amounts in the future.
In January 2020, we received a Notice of Violation (“NOV”) from the EPA related to allegations of violations of the Clean Air Act relating to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We are actively negotiating a draft consent decree with the EPA and Department of Justice containing certain proposed injunctive terms relating to this enforcement action. The enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. We maintain an accrual for estimated future costs related to this matter regarding actions required to retrofit or replace existing equipment, which we expect to incur over multiple years. Our accrual does not include possible monetary sanctions or costs associated with mitigation projects as we are unable to estimate those amounts. Through the date of this filing, there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our accrual.
In July 2022, the Company received an NOV from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 over certain of the Company’s oil and gas facilities in New Mexico. The notice involves alleged emission and permitting violations. The Company has initiated discussions with the EPA to resolve these matters. As we are still investigating these allegations, we are unable to estimate the potential loss associated with this matter, however, it is reasonably possible that the resolution may result in a fine or penalty in excess of $300,000.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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
At September 30, 2022, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of September 30, 2022. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
23.    Subsequent Event
On November 2, 2022, we executed a definitive purchase agreement to acquire the assets and certain related liabilities of Ensign Natural Resources in the Eagle Ford resource play in Texas for total cash consideration of $3.0 billion. The assets primarily consist of approximately 130,000 net proved and unproved acres, with an average 97% working interest, approximately 700 existing wells, and estimated current production of approximately 67,000 net boepd (including 22,000 net bopd of oil). We expect to fund the acquisition using a combination of cash on hand, borrowings on the company’s Credit Facility, and new prepayable debt. The transaction is subject to customary terms and conditions, including closing adjustments, and is expected to close by year-end 2022.

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
As discussed in Note 23 to the consolidated financial statements, on November 2, 2022, we entered into an agreement to acquire approximately 130,000 net proved and unproved acres, with an average 97% working interest, in the Eagle Ford resource play in Texas. The transaction is subject to customary terms and conditions, including closing adjustments, and is expected to close by year-end 2022.
Compared to the prior year, we experienced a significant increase in revenues, income from operations and operating cash flow, all of which were driven by higher commodity prices. Total company net sales volumes were slightly higher for the quarter and roughly flat for the year-to-date period. Our year-to-date cash generated from operations more than funded our capital program, dividend payments and share repurchases. These results and activities are consistent with our prioritization of free cash flow generation and adherence to our disciplined capital allocation framework. Below are certain key financial and operational highlights for the quarter:
Improved financial results
•Our net income was $817 million in the third quarter of 2022 as compared to net income of $184 million in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers increased $570 million compared to the same quarter last year as realized commodity prices were significantly higher.
◦Income from equity method investments totaled $190 million, which is an increase of $104 million due to higher realized prices.
◦We recorded a net gain of $41 million on commodity derivatives as compared to a net loss of $79 million during the same quarter last year, which increased income by $120 million.
◦As a result of higher income before taxes, our provision for income taxes increased by $236 million compared to the same quarter last year. See Note 6 to the consolidated financial statements for discussion of the increase in income taxes.

Increased return of capital to investors, maintained investment grade balance sheet
•In the first nine months of 2022, we repurchased approximately $2.5 billion of shares through our share repurchase program, of which $1.1 billion occurred during the current quarter.
•As of September 30, 2022, we have $1.1 billion of cash on hand and $3.6 billion of total liquidity.
•Paid $162 million of dividends, or $0.23 per share, during the first nine months of 2022, compared to dividends paid of $0.12 per share during the first nine months of 2021.
•All three primary credit rating agencies continue to rate us as investment grade.
Outlook
Capital Budget
In our 2021 Form 10-K filed in February 2022, we disclosed a 2022 capital budget of $1.2 billion based on assumed hydrocarbon prices of $80/bbl for WTI and $4/mmbtu for Henry Hub gas, which were indicative of market conditions at that time. Given persistent inflationary pressures and our efforts to protect execution and operational momentum into 2023, we now expect our capital budget to increase to $1.4 billion.

Operations
    The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
United States (mboed)	295	281	5%	286	280	2%
International (mboed)	58	61	(5)%	59	64	(8)%
Total (mboed)	353	342	3%	345	344	—%
United States
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	90	95	(5)%	85	88	(3)%
Bakken	118	103	15%	116	107	8%
Oklahoma	54	55	(2)%	54	54	—%
Northern Delaware	24	21	14%	21	24	(13)%
Other United States	9	7	29%	10	7	43%
Total United States	295	281	5%	286	280	2%

	Three Months Ended September 30, 2022
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Northern Delaware	Total
Crude oil and condensate	67%	64%	22%	55%	56%
Natural gas liquids	18%	23%	35%	22%	24%
Natural gas	15%	13%	43%	23%	20%

	Three Months Ended September 30,		Nine Months Ended September 30,
Drilling Activity - U.S. Resource Plays	2022	2021	2022	2021
Gross Operated
Eagle Ford:
Wells drilled to total depth	22	23	86	76
Wells brought to sales	48	29	95	99
Bakken:
Wells drilled to total depth	12	16	36	55
Wells brought to sales	9	27	49	46
Oklahoma:
Wells drilled to total depth	4	—	13	—
Wells brought to sales	—	4	19	4
Northern Delaware:
Wells drilled to total depth	6	—	12	—
Wells brought to sales	13	3	13	3
International
Net sales volumes were lower in the third quarter and first nine months of of 2022 as compared to the third quarter and first nine months of of 2021 primarily due to natural decline. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	58	61	(5)%	59	64	(8)%
Equity Method Investees
LNG (mtd)	2,536	3,119	(19)%	2,872	3,186	(10)%
Methanol (mtd)	956	1,218	(22)%	967	1,137	(15)%
Condensate and LPG (boed)	7,060	9,537	(26)%	8,113	9,382	(14)%
Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Following the initial COVID outbreak in 2020, commodity prices steadily increased due to rising oil demand as global economic activity recovered. However, more recently in 2022, commodity prices have experienced significant volatility due to geopolitical events, including Russia’s invasion of Ukraine, and demand impacts tied to macroeconomic conditions from global inflation. Price volatility was also exacerbated by ongoing OPEC+ petroleum supply limitations, COVID related impacts, strategic petroleum reserve releases and economic sanctions involving producer countries. We continue to expect commodity price volatility given the complex global dynamics of supply and demand that exist in the market. Refer to Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
    The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the third quarter and first nine months of 2022 and 2021.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$93.67	$69.40	35%	$99.28	$63.16	57%
Natural gas liquids (per bbl)(c)	34.00	30.68	11%	37.14	26.50	40%
Natural gas (per mcf)(d)	7.84	4.17	88%	6.52	4.35	50%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$91.43	$70.52	30%	$98.25	$65.04	51%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	96.12	71.64	34%	101.71	66.03	54%
Mont Belvieu NGLs (per bbl)(e)	36.08	32.27	12%	38.66	27.08	43%
Henry Hub natural gas settlement date average (per mmbtu)	8.20	4.01	104%	6.77	3.18	113%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $0.85 per bbl and $4.00 per bbl for the third quarter 2022 and 2021, respectively. Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $2.39 per bbl and $4.72 per bbl for the first nine months of 2022 and 2021, respectively.
(c)Inclusion of realized gains (losses) on NGL derivative instruments would have no impact on average price realizations for the third quarter 2022 and would have decreased average price realizations by $2.25 per bbl for the third quarter 2021. Inclusion of realized gains (losses) on NGL derivative instruments would have no impact on average price realizations for the first nine months of 2022 and would have decreased average price realizations by $1.61 per bbl for the first nine months of 2021.
(d)Inclusion of realized gains (losses) on natural gas derivative instruments would have minimal impact on average price realizations for the third quarter 2022 and would have decreased average price realizations by $1.08 per mcf for the third quarter 2021. Inclusion of realized gains (losses) on natural gas derivative instruments would have minimal impact on average price realizations the first nine months of 2022 and 2021, respectively.
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
International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil for the third quarter and first nine months of 2022 and 2021.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$74.01	$56.36	31%	$72.26	$51.54	40%
Natural gas liquids (per bbl)	1.00	1.00	—%	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$100.71	$73.47	37%	$104.85	$67.71	55%
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
Results of Operations
Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended September 30,
(In millions)	2022	2021
Revenues from contracts with customers
United States	$1,927	$1,375
International	81	63
Segment revenues from contracts with customers	$2,008	$1,438
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended September 30, 2021	Price Realizations	Net Sales Volumes	Three Months Ended September 30, 2022
United States Price/Volume Analysis
Crude oil and condensate	$984	$370	$74	$1,428
Natural gas liquids	183	21	12	216
Natural gas	144	122	(5)	261
Other sales	64			22
Total	$1,375			$1,927
International Price/Volume Analysis
Crude oil and condensate	$56	$19	$—	$75
Natural gas liquids	—	1	—	1
Natural gas	6	—	(1)	5
Other sales	1			—
Total	$63			$81
Net gain (loss) on commodity derivatives in the third quarter of 2022, was a gain of $41 million, compared to a net loss of $79 million for the same period in 2021. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 13 to the consolidated financial statements for further information.
Income from equity method investments increased $104 million in third quarter of 2022. Our investees benefited from higher price realizations in 2022.

Production expenses increased $62 million in the third quarter of 2022 versus the same period in 2021, primarily as a result of the U.S. segment’s higher workover activity and inflationary pressures on labor, fuel, chemicals and services.
The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$173	$119	45%	$6.40	$4.59	39%
International	$20	$12	67%	$3.55	$2.17	64%
Shipping, handling and other operating decreased $20 million in the third quarter of 2022 versus the same period in 2021, primarily due to lower purchases of commodity volumes for resale (used to satisfy transportation commitments) as compared to the prior period.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The dry well costs in the third quarter of 2022 includes the write-off of drilled and uncompleted exploratory wells, primarily in Louisiana Austin Chalk.
The following table summarizes the components of exploration expenses:

	Three Months Ended September 30,
(In millions)	2022	2021	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$45	$48	(6)%
Dry well costs	26	14	86%
Other	2	1	100%
Total exploration expenses	$73	$63	16%
Depreciation, depletion and amortization decreased $62 million in the third quarter of 2022 primarily as a result of lower DD&A (expense per boe) rate impacted by field-level changes in reserves. In addition, the DD&A rate is impacted by capitalized costs and the sales volume mix between fields.
Our segments apply the units-of-production method to the majority of assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$441	$499	(12)%	$16.20	$19.29	(16)%
International	$14	$17	(18)%	$2.82	$3.12	(10)%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $49 million primarily due to higher price realizations in the U.S. segment in the third quarter of 2022.
Loss on early extinguishment of debt decreased $102 million due to make-whole call provisions paid upon redemption of $900 million in senior unsecured notes in the third quarter of 2021. See Note 15 to the consolidated financial statements for further detail.
Provision for income taxes reflects an effective income tax rate of 23% in the third quarter of 2022, as compared to an effective income tax rate of 2% in the third quarter of 2021. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the changes in the effective tax rate.

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
The following table reconciles segment income to net income:

	Three Months Ended September 30,
(In millions)	2022	2021
United States	$723	$305
International	181	93
Segment income	904	398
Items not allocated to segments, net of income taxes	(87)	(214)
Net income	$817	$184
United States segment income in the third quarter of 2022 was $723 million of income versus $305 million of income for the same period in 2021. The increase in income was primarily due to higher price realizations and lower realized commodity derivative losses, partially offset by higher income taxes, production taxes and production expense in the third quarter of 2022.
International segment income in the third quarter of 2022 was $181 million of income versus $93 million of income for the same period in 2021, primarily due to higher prices realized by our equity method investees.
Items not allocated to segments, net of income taxes in the third quarter of 2022 was a loss of $87 million versus a loss of $214 million for the same period in 2021, primarily due to higher costs in the prior period for the extinguishment of debt and an increase in unrealized net gains on commodity derivatives in the third quarter of 2022.
Results of Operations
Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Revenues from contracts with customers are presented by segment in the table below:

	Nine Months Ended September 30,
(In millions)	2022	2021
Revenues from contracts with customers
United States	$5,730	$3,696
International	207	173
Segment revenues from contracts with customers	$5,937	$3,869

Below is a price/volume analysis for each segment. Refer to Operations and Market Conditions for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Nine Months Ended September 30, 2021	Price Realizations	Net Sales Volumes	Nine Months Ended September 30, 2022
United States Price/Volume Analysis
Crude oil and condensate	$2,711	$1,580	$51	$4,342
Natural gas liquids	430	192	49	671
Natural gas	450	213	(23)	640
Other sales	105			77
Total	$3,696			$5,730
International Price/Volume Analysis
Crude oil and condensate	$151	$53	$(18)	$186
Natural gas liquids	2	—	—	2
Natural gas	18	—	(1)	17
Other sales	2			2
Total	$173			$207
Net loss on commodity derivatives decreased $269 million when compared to the same period in 2021. We have multiple crude oil, natural gas and NGL derivative contracts that settle against various indices. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 13 to the consolidated financial statements for further information.
Income from equity method investments increased $290 million for the first nine months of 2022. Our investees benefited from higher price realizations in the first nine months of 2022.
Production expenses for the first nine months of 2022 increased by $131 million compared to the same period in 2021, primarily as a result of the U.S. segment’s higher workover activity and inflationary pressures on labor, fuel, chemicals and services.
The following table provides production expense and production expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$464	$343	35%	$5.94	$4.49	32%
International	$45	$35	29%	$2.76	$2.00	38%
Shipping, handling and other operating expenses increased $37 million in the first nine months of 2022 from the comparable 2021 period. As disclosed in our Form 10-K, certain of our processing arrangements with midstream entities are percentage-of-proceeds contracts. We classify the proceeds retained by the midstream companies as shipping and handling costs. The increase in shipping and handling costs of these percentage-of-proceeds contracts coincides with the increase in realized natural gas liquids prices. In addition, we have experienced an increase in legal costs from the comparable 2021 period.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The decrease in exploration expenses was primarily driven by lower impairment of unproved property leases, partially offset by higher dry well costs associated with the write-off of drilled and uncompleted exploratory wells, primarily in Louisiana Austin Chalk.

The following table summarizes the components of exploration expenses:

	Nine Months Ended September 30,
(In millions)	2022	2021	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$59	$85	(31)%
Dry well costs	26	16	63%
Geological and geophysical	1	3	(67)%
Other	6	5	20%
Total exploration expenses	$92	$109	(16)%
Depreciation, depletion and amortization decreased $231 million in the first nine months of 2022 primarily as a result of lower DD&A (expense per boe) rate impacted by field-level changes in reserves. In addition, the DD&A rate is impacted by capitalized costs and the sales volume mix between fields.
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$1,260	$1,477	(15)%	$16.11	$19.33	(17)%
International	$45	$54	(17)%	$2.80	$3.10	(10)%
Impairments decreased $56 million in the first nine months of 2022. Impairments in 2021 included a $30 million impairment related to an increase in the estimated future decommissioning costs of certain non-producing wells, pipelines and production facilities for previously divested offshore assets located in the Gulf of Mexico and a $24 million impairment as we decommissioned certain Eagle Ford central facilities. See Note 10 to the consolidated financial statements for discussion of the impairments in further detail.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $145 million primarily due to higher price realizations in the U.S. segment in the first nine months of 2022.
Loss on early extinguishment of debt decreased $121 million due to make-whole call provisions paid upon redemption of our $500 million 2022 Notes in the second quarter of 2021 and our $900 million 2025 Notes in the third quarter of 2021. See Note 15 to the consolidated financial statements for further detail.
Provision for income taxes for current year includes a tax benefit of $685 million arising from the partial release of a valuation allowance on certain U.S. and state deferred tax assets in first quarter of 2022. This was fully offset by the provision related to current year income earned by our operations. See Note 6 to the consolidated financial statements for a more detailed discussion concerning the rate changes.
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

The following table reconciles segment income to net income:

	Nine Months Ended September 30,
(In millions)	2022	2021
United States	$2,230	$724
International	456	211
Segment income	2,686	935
Items not allocated to segments, net of income taxes	401	(638)
Net income	$3,087	$297
United States segment income for the first nine months of 2022 was $2,230 million of income versus a $724 million of income for the same period in 2021. This increase was primarily due to higher price realizations and lower DD&A expenses. These favorable changes were partially offset by higher income taxes, production taxes and production expense in the first nine months of 2022.
International segment income for the first nine months of 2022 was $456 million of income versus $211 million of income for the same period in 2021, primarily due to higher prices realized by our equity method investees.
Items not allocated to segments, net of income taxes for the first nine months of 2022 was $401 million of income versus a $638 million loss for the same period in 2021. The increase was primarily due to the first quarter 2022 release of the valuation allowance on certain U.S. and state deferred tax assets resulting in a non-cash deferred tax benefit of $685 million. In addition, compared to the same period in 2021, net unrealized losses on commodity derivatives decreased by $126 million, and current year expense not allocated to segments is lower by $121 million as a result of debt extinguishment costs recognized in the prior year.
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

Cash Flows
    Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, principal debt repayments, payment of dividends and funding of share repurchases. We generated significant positive cash flow from operations during the first nine months of 2022. We continue to expect volatility in commodity prices and that could impact the amount of cash flow from operations we generate. The following table presents sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
(In millions)	2022	2021
Sources of cash and cash equivalents
Operating activities	$4,301	$2,093
Disposal of assets, net of cash transferred to the buyer	8	29
Other	29	15
Total sources of cash and cash equivalents	$4,338	$2,137
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(1,117)	$(772)
Debt repayment	(35)	(1,400)
Debt extinguishment costs	—	(117)
Shares repurchased under buyback programs	(2,474)	—
Dividends paid	(162)	(94)
Purchases of shares for tax withholding obligations	(21)	(10)
Other	—	(1)
Total uses of cash and cash equivalents	$(3,809)	$(2,394)
Cash flows generated from operating activities in the first nine months of 2022 were significantly higher compared to the same period in 2021, primarily as a result of higher realized commodity prices.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Nine Months Ended September 30,
(In millions)	2022	2021
United States	$1,124	$770
International	1	4
Corporate	11	7
Total capital expenditures (accrued)	1,136	781
Change in capital expenditure accrual	(19)	(9)
Total use of cash and cash equivalents for property, plant and equipment	$1,117	$772
The increase in our capital expenditures for the U.S. segment in the first nine months of 2022 compared to the same period in 2021 largely reflects inflationary pressures related to oil field services, labor, drilling materials and equipment, as well as differences in timing of activities in our drilling and completion program.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, sales of non-core assets, capital market transactions and our revolving Credit Facility. At September 30, 2022, we had approximately $3.6 billion of liquidity consisting of $1.1 billion in cash and cash equivalents and $2.5 billion available under our revolving Credit Facility. On July 28, 2022, we executed the seventh amendment to our Credit Facility. The primary changes to the Credit Facility effected by this amendment were to (i) extend the maturity date of the Credit Facility by three years to July 28, 2027, (ii) decrease the size of the Credit Facility from $3.1 billion to $2.5 billion, (iii) replace the LIBOR interest rate benchmark with the secured overnight financing rate (“SOFR”) and (iv) implement certain revisions to the Pricing Schedule.

Our working capital requirements are supported by our cash and cash equivalents and our Credit Facility. We may draw on our revolving Credit Facility to meet short-term cash requirements or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, dividends and other amounts that may ultimately be paid in connection with contingencies. General economic conditions, commodity prices, and financial, business and other factors including the global pandemic, could affect our operations and our ability to access the capital markets.
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
As discussed in Note 23 to the consolidated financial statements, on November 2, 2022, we entered into an agreement to acquire approximately 130,000 net proved and unproved acres, with an average 97% working interest, in the Eagle Ford resource play in Texas for total cash consideration of $3.0 billion. We expect to fund the acquisition using a combination of cash on hand, borrowings on the company’s Credit Facility, and new prepayable debt. The transaction is subject to customary terms and conditions, including closing adjustments, and is expected to close by year-end 2022.
Credit Arrangements and Borrowings
Our Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our ratio was 20% at both September 30, 2022 and December 31, 2021. See Note 15 to the consolidated financial statements for further information.
At September 30, 2022, we had no borrowings on our $2.5 billion Credit Facility and $4.0 billion of total long-term debt outstanding, of which $402 million is due within the next year. In May 2022, we redeemed the $32 million 9.375% Senior Notes on the maturity date. Our next significant long-term debt maturity is in the amount of $1.0 billion due 2027. Refer to our 2021 Annual Report on Form 10-K for a listing of our long-term debt maturities.
Shelf Registration
We have a universal shelf registration statement filed with the SEC under which we, as a “well-known seasoned issuer” for purposes of SEC rules, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Capital Requirements
Share Repurchase Program
During the first nine months of 2022, we repurchased approximately $2.5 billion of shares of our common stock. The total remaining share repurchase authorization was approximately $926 million at September 30, 2022. Additionally, we repurchased $21 million of shares during the first nine months of 2022 related to our tax withholding obligations associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
Subsequent to the quarter, we repurchased approximately $230 million of shares of our common stock through November 2, 2022. Effective November 2, 2022, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion.
Dividends
On October 26, 2022, our Board of Directors approved a dividend of $0.09 per share payable December 12, 2022 to stockholders of record at the close of business on November 16, 2022.
Other Contractual Cash Obligations
As of September 30, 2022, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2021 Annual Report on Form 10-K. Refer to Note 23 to the consolidated financial statements for discussion of the recently announced acquisition of Eagle Ford acreage.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, 2022 capital budget, reserve estimates, asset quality, production guidance, drilling plans, capital plans, future debt retirement, cost and expense estimates, asset acquisitions and dispositions, tax allowances, future financial position, statements regarding future commodity prices, statements regarding the Ensign acquisition and the anticipated timing and benefits thereof, anticipated acquisition financing and statements regarding management’s other plans and objectives for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe our assumptions concerning future events are reasonable, a number of factors could cause results to differ materially from those projected, including, but not limited to:
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
•impacts of the Inflation Reduction Act of 2022;

•delay or failure to consummate the Ensign transaction due to unsatisfied closing conditions or otherwise;
•changes in the ultimate amount of cash consideration to be paid in the Ensign transaction due to purchase price adjustments or otherwise, and the risk that, if acquired, the Ensign assets do not perform consistent with our expectations, including with respect to future production or drilling inventory;
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
Commodity Price Risk
As of September 30, 2022, we had various open commodity derivatives. Based on the September 30, 2022 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for gas) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at September 30, 2022	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$(7)	$(12)	$(4)
Derivative asset (liability) - Natural Gas	(4)	(8)	—
Total	$(11)	$(20)	$(4)
Interest Rate Risk
At September 30, 2022, our portfolio of current and long-term debt is comprised of fixed-rate instruments with an outstanding balance of $4.0 billion. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At September 30, 2022, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedge to the following as of September 30, 2022:

(In millions)	Fair Value at September 30, 2022	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$26	$31	$22
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2022.
During the first nine months of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
In January 2020, we received a Notice of Violation (“NOV”) from the EPA related to allegations of violations the Clean Air Act relating to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice containing certain proposed injunctive terms relating to this enforcement action. The enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. We do not believe resolution of this matter will have a material adverse effect on our business or operations. We maintain an accrual for estimated future costs related to this matter regarding actions required to retrofit or replace existing equipment, which we expect to incur over multiple years. Our accrual does not include possible monetary sanctions or costs associated with mitigation projects as we are unable to estimate those amounts. Through the date of this filing, there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our accrual.
In July 2022, the Company received an NOV from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 over certain of the Company’s oil and gas facilities in New Mexico. The notice involves alleged emission and permitting violations. The Company has initiated discussions with the EPA to resolve these matters. As we are still investigating these allegations, we are unable to estimate the potential loss associated with this matter, however, it is reasonably possible that the resolution may result in a fine or penalty in excess of $300,000.
Marathon Oil has been named in various lawsuits alleging royalty underpayments in our domestic operations. We intend to vigorously defend ourselves against such claims. For instance, Marathon Oil was named in a lawsuit alleging improper royalty deductions in certain of our Oklahoma operations, and after plaintiffs lost their attempt to certify a class action, a settlement in principle was reached, subject to court approval. We have accrued for potential liabilities associated with these lawsuits based on currently available information; however, actual losses may exceed our accruals or we could be required to accrue additional amounts in the future.
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
Our sector and the broader US economy have experienced higher than expected inflationary pressures in the first nine months of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, it may impact our ability to procure materials and equipment on a cost-effective basis, or at all, and, as a result, our business, results of operations and cash flows could be materially and adversely affected.
Throughout the first nine months of 2022, we have experienced significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, inflation and other factors. Though we incorporated inflationary factors into our 2022 business plan, inflation has outpaced those original assumptions. These challenges are due in large measure to increased demand for oil and gas production driven by the continued economic recovery from the COVID-19 pandemic and more broadly, systemic underinvestment in global oil and gas development. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and inflationary pressure on our cost structure. These supply chain constraints and inflationary pressures will likely continue to adversely impact our cost of operations and if we are unable to manage our global supply chain, it may impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Changes in U.S. and international tax rules and regulations, or interpretations thereof, may materially and adversely affect our cash flows, results of operations and financial condition.

We are subject to income- and non-income-based taxes in the United States under federal, state, and local jurisdictions and in the foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our tax liabilities could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structure. For example, on August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (IRA), which is highly complex, subject to interpretation, and contains significant changes to U.S. tax law including, but not limited to, a corporate minimum tax and a 1% excise tax on stock repurchases. The U.S. Department of the Treasury and the U.S. Internal Revenue Service (IRS) are expected to release regulations and interpretive guidance implementing the legislation contained in the IRA, but the details and timing of such regulations are subject to uncertainty at this time. The tax provisions of the IRA which may apply to us are generally effective in 2023 or later and therefore tax impacts to us in 2022 are expected to be immaterial. However, it is possible that the enactment of changes in the U.S. corporate tax system, including in connection with the IRA, could have a material effect on our consolidated cash taxes in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil, during the quarter ended September 30, 2022 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
07/01/2022 - 07/31/2022	11,256,188	$21.77	11,256,188	$1,801,759,039
08/01/2022 - 08/31/2022	10,434,951	$23.81	10,415,936	$1,553,750,872
09/01/2022 - 09/30/2022	24,417,720	$25.73	24,406,892	$925,752,032
Total	46,108,859	$24.33	46,079,016
(a)29,843 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)Refer to our 2021 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity through December 31, 2021. Effective November 2, 2022, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations, or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of September 30, 2022 were held as treasury stock.

Item 6. Exhibits

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
		8-K	10.1	8/2/2022
10.2†*	Marathon Oil Corporation Executive Tax, Estate and Financial Planning Program, Amended and Restated Effective July 27, 2022
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2022		MARATHON OIL CORPORATION

	By:	/s/ Rob L. White
Rob L. White
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)