Form 10-Q
period 2023-03-31
MARATHON OIL CORP
filed 2023-05-04
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 617,604,314 shares of Marathon Oil Corporation common stock outstanding as of April 28, 2023.

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
For certain industry specific terms used in this Form 10-Q, please see “Definitions” in our 2022 Annual Report on Form 10-K.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2023	2022
Revenues and other income:
Revenues from contracts with customers	$1,567	$1,761
Net gain (loss) on commodity derivatives	15	(143)
Income from equity method investments	80	127
Net gain on disposal of assets	5	—
Other income	13	8
Total revenues and other income	1,680	1,753
Costs and expenses:
Production	201	152
Shipping, handling and other operating	162	185
Exploration	15	11
Depreciation, depletion and amortization	520	423
Taxes other than income	95	104
General and administrative	82	73
Total costs and expenses	1,075	948
Income from operations	605	805
Net interest and other	(82)	(22)
Other net periodic benefit credits	3	4
Income before income taxes	526	787
Provision (benefit) for income taxes	109	(517)
Net income	$417	$1,304
Net income per share:
Basic	$0.66	$1.79
Diluted	$0.66	$1.78
Weighted average common shares outstanding:
Basic	628	730
Diluted	629	732
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net income	$417	$1,304
Other comprehensive income, net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	(5)	(4)
Change in derivative hedges unrecognized gain	(2)	12
Other comprehensive income (loss)	(7)	8
Comprehensive income	$410	$1,312
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except par value and share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$178	$334
Receivables, net	1,215	1,146
Inventories	136	125
Other current assets	77	66
Total current assets	1,606	1,671
Equity method investments	657	577
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $24,346 and $23,876	17,463	17,377
Other noncurrent assets	286	315
Total assets	$20,012	$19,940
Liabilities
Current liabilities:
Accounts payable	$1,480	$1,279
Payroll and benefits payable	41	90
Accrued taxes	176	171
Other current liabilities	318	364
Long-term debt due within one year	131	402
Total current liabilities	2,146	2,306
Long-term debt	5,723	5,521
Deferred tax liabilities	209	167
Defined benefit postretirement plan obligations	99	100
Asset retirement obligations	296	295
Deferred credits and other liabilities	151	154
Total liabilities	8,624	8,543
Commitments and contingencies (Note 21)
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at March 31, 2023 and December 31, 2022)	937	937
Held in treasury, at cost – 315 million shares and 304 million shares	(7,814)	(7,512)
Additional paid-in capital	7,149	7,203
Retained earnings	11,017	10,663
Accumulated other comprehensive income	99	106
Total stockholders’ equity	11,388	11,397
Total liabilities and stockholders’ equity	$20,012	$19,940
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$417	$1,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	520	423
Exploratory dry well costs and unproved property impairments	14	8
Net gain on disposal of assets	(5)	—
Deferred income taxes	85	(548)
Unrealized (gain) loss on derivative instruments, net	(2)	114
Pension and other post retirement benefits, net	(7)	(9)
Stock-based compensation	10	9
Equity method investments, net	(80)	(79)
Changes in:
Current receivables	(86)	(307)
Inventories	(12)	(2)
Current accounts payable and accrued liabilities	30	101
Other current assets and liabilities	(9)	(5)
All other operating, net	(10)	58
Net cash provided by operating activities	865	1,067
Investing activities:
Additions to property, plant and equipment	(532)	(332)
Acquisitions, net of cash acquired	11	—
Disposal of assets, net of cash transferred to the buyer	(1)	2
Equity method investments - return of capital	—	7
Net cash used in investing activities	(522)	(323)
Financing activities:
Proceeds from revolving credit facility	175	—
Repayments of revolving credit facility	(175)	—
Debt repayment	(70)	—
Shares repurchased under buyback programs	(334)	(592)
Dividends paid	(63)	(52)
Purchases of shares for tax withholding obligations	(30)	(21)
All other financing, net	(2)	22
Net cash used in financing activities	(499)	(643)
Net increase (decrease) in cash and cash equivalents	(156)	101
Cash and cash equivalents at beginning of period	334	580
Cash and cash equivalents at end of period	$178	$681
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Three Months Ended March 31, 2022
December 31, 2021 Balance	$—	$937	$(4,825)	$7,221	$7,271	$82	$10,686
Shares repurchased under buyback programs	—	—	(592)	—	—	—	(592)
Stock-based compensation	—	—	55	(43)	—	—	12
Net income	—	—	—	—	1,304	—	1,304
Other comprehensive income	—	—	—	—	—	8	8
Dividends paid (per share amount of $0.07)	—	—	—	—	(52)	—	(52)
March 31, 2022 Balance	$—	$937	$(5,362)	$7,178	$8,523	$90	$11,366

Three Months Ended March 31, 2023
December 31, 2022 Balance	$—	$937	$(7,512)	$7,203	$10,663	$106	$11,397
Shares repurchased under buyback programs	—	—	(334)	—	—	—	(334)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	35	(54)	—	—	(19)
Net income	—	—	—	—	417	—	417
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends paid (per share amount of $0.10)	—	—	—	—	(63)	—	(63)
March 31, 2023 Balance	$—	$937	$(7,814)	$7,149	$11,017	$99	$11,388
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K. The results of operations for the first quarter of 2023 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
Accounting Standards Updates Adopted
No accounting standards were adopted in the first quarter of 2023 that had a material impact on our consolidated financial statements.
Accounting Standards Updates Not Yet Adopted
There were no issued but pending accounting standards expected to have a material impact on our consolidated financial statements.
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 1 million and 2 million of antidilutive stock options for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net income	$417	$1,304

Weighted average common shares outstanding	628	730
Effect of dilutive securities	1	2
Weighted average common shares, diluted	629	732
Net income per share:
Basic	$0.66	$1.79
Diluted	$0.66	$1.78

Dividends per share	$0.10	$0.07
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of March 31, 2023 and December 31, 2022, receivables from contracts with customers, included in receivables, less reserves for credit losses, were $943 million and $875 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three months ended March 31:
United States

	Three Months Ended March 31, 2023
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$495	$431	$78	$170	$11	$1,185
Natural gas liquids	71	37	39	22	—	169
Natural gas	56	35	36	11	1	139
Other	2	—	—	—	8	10
Revenues from contracts with customers	$624	$503	$153	$203	$20	$1,503

	Three Months Ended March 31, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$459	$652	$99	$88	$43	$1,341
Natural gas liquids	44	89	59	15	9	216
Natural gas	33	43	56	12	7	151
Other	2	—	—	—	4	6
Revenues from contracts with customers	$538	$784	$214	$115	$63	$1,714
International (E.G.)

	Three Months Ended March 31,
(In millions)	2023	2022
Crude oil and condensate	$57	$40
Natural gas liquids	1	1
Natural gas	5	5
Other	1	1
Revenues from contracts with customers	$64	$47
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
    Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. A portion of our corporate and operations general and administrative support costs are not allocated to the operating segments. These unallocated costs primarily consist of employment costs (including pension effects), professional services, facilities and other costs associated with corporate and operations support activities. Additionally, items which affect comparability such as: gains or losses on dispositions, impairments of proved and certain unproved properties, dry wells, changes in our valuation allowance, unrealized gains or losses on commodity and interest rate derivative instruments, effects of pension settlements and curtailments, expensed transaction costs for business combinations or other items (as determined by the chief operating decision maker (“CODM”)) are not allocated to operating segments.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2023
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,503	$64	$—		$1,567
Net gain on commodity derivatives	13	—	2	(b)	15
Income from equity method investments	—	80	—		80
Net gain on disposal of assets	—	—	5		5
Other income	11	1	1		13
Less costs and expenses:
Production	178	23	—		201
Shipping, handling and other operating	159	3	—		162
Exploration	5	—	10	(c)	15
Depreciation, depletion and amortization	505	12	3		520
Taxes other than income	97	—	(2)		95
General and administrative	35	3	44		82
Net interest and other	—	—	82		82
Other net periodic benefit costs	—	—	(3)		(3)
Income tax provision (benefit)	123	15	(29)		109
Segment income (loss)	$425	$89	$(97)		$417
Total assets	$18,696	$1,148	$168		$20,012
Capital expenditures(a)	$597	$2	$2		$601
(a)Includes accruals and excludes acquisitions.
(b)Unrealized gain on commodity derivative instruments (See Note 12).
(c)Includes $10 million of dry well expense associated with wells in Permian (See Note 9).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2022
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,714	$47	$—		$1,761
Net loss on commodity derivatives	(29)	—	(114)	(b)	(143)
Income from equity method investments	—	127	—		127
Other income	4	2	2		8
Less costs and expenses:
Production	141	11	—		152
Shipping, handling and other operating	150	9	26		185
Exploration	11	—	—		11
Depreciation, depletion and amortization	404	15	4		423
Taxes other than income	99	—	5		104
General and administrative	30	3	40		73
Net interest and other	—	—	22	(c)	22
Other net periodic benefit costs	—	—	(4)		(4)
Income tax provision (benefit)	193	23	(733)	(d)	(517)
Segment income	$661	$115	$528		$1,304
Total assets	$15,684	$1,102	$1,195		$17,981
Capital expenditures(a)	$346	$(1)	$3		$348
(a)Includes accruals.
(b)Unrealized loss on commodity derivative instruments (See Note 12).
(c)Includes a $17 million gain on 2025 interest rate swaps (See Note 12).
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
For the three months ended March 31, 2023 and 2022, our effective income tax rates were as follows:

	Three Months Ended March 31,
	2023	2022
Effective income tax rate	21%	(66)%
•2022 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the three months ended March 31, 2022, due to the release of the valuation allowance on certain U.S. and state deferred tax assets resulting in a non-cash deferred tax benefit of $685 million.
In August 2022, the President signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA enacted various income tax provisions, including a 15% corporate book minimum tax. The corporate book minimum tax, which became effective on January 1, 2023, applies to corporations with an average annual adjusted financial statement income that exceeds $1 billion for the preceding three years. Under current law and guidance, we do not anticipate being subject to the corporate book minimum tax in 2023. The U.S. Treasury is expected to publish further guidance and regulations that will be relevant to scoping considerations and the calculation of minimum income tax liabilities. As this guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes. We have made an accounting policy election to consider the effects of the corporate book minimum tax on the realizability of our deferred tax assets, carryforwards and tax credits as a period cost when they arise.
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
Changes in the allowance for credit losses were as follows:

(In millions)	March 31, 2023	December 31, 2022
Beginning balance as of January 1	$10	$15
Current period provision	2	(3)
Current period write offs	—	(2)
Recoveries of amounts previously reserved	(1)	—
Ending balance	$11	$10

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

8.    Inventories
Crude oil and natural gas liquids are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

(In millions)	March 31, 2023	December 31, 2022
Crude oil and natural gas liquids	$14	$15
Supplies and other items	122	110
Inventories	$136	$125
9.    Property, Plant and Equipment

(In millions)	March 31, 2023	December 31, 2022
United States	$17,130	$17,034
International	279	288
Corporate	54	55
Net property, plant and equipment	$17,463	$17,377
As of March 31, 2023 and December 31, 2022, we had $10 million and $20 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. All of the suspended wells require completion activities in order to classify the reserves as proved. The decrease during the three months ended March 31, 2023 included a reduction in suspended well costs as we recorded $10 million of dry well expense associated with drilled and uncompleted exploratory wells in Permian.
10.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	March 31,
(In millions)	2023	2022
Beginning balance as of January 1	$340	$316
Incurred liabilities, including acquisitions	1	7
Settled liabilities, including dispositions	(9)	(3)
Accretion expense (included in depreciation, depletion and amortization)	4	4
Revisions of estimates	5	—
Ending balance as of March 31, total	$341	$324

Ending balance as of March 31, short-term	$45	$28

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

11. Leases
Lessee
Balance sheet information related to right-of-use (“ROU”) assets and lease liabilities was as follows:

(In millions)	Balance Sheet Location:	March 31, 2023	December 31, 2022
ROU assets:
Operating leases	Other noncurrent assets	$143	$123
Finance leases	Other noncurrent assets	22	24
Total ROU assets		$165	$147
Lease liabilities:
Current liabilities
Operating leases	Other current liabilities	$99	$94
Finance leases	Other current liabilities	6	6
Noncurrent liabilities
Operating leases	Deferred credits and other liabilities	46	32
Finance leases	Deferred credits and other liabilities	16	18
Total lease liabilities		$167	$150
Operating Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.
Finance Leases
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The initial lease term is five years and commenced in late September 2021 after the new Houston office was ready for occupancy. In March 2022, we made our first cash lease payment. For the three months ended March 31, 2023, we have made cash lease payments totaling approximately $5 million. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of 100% of the total acquisition and construction costs.
Lessor
Our wholly owned subsidiary, Marathon E.G. Production Limited, is a lessor for residential housing in E.G., which is occupied by EGHoldings, a related party equity method investee – see Note 20. The lease was classified as an operating lease and expires in 2024, with a lessee option to extend through 2034. Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year. Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below.

(In millions)	Operating Lease Future Cash Receipts
2023	$5
2024	6
2025	6
2026	6
2027	6
Thereafter	42
Total undiscounted cash flows	$71

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

	March 31, 2023
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$12	$—	$12	Other current assets
Total Not Designated as Hedges	$12	$—	$12
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	11	—	11	Other noncurrent assets
Total Designated Hedges	$20	$—	$20
Total	$32	$—	$32

	December 31, 2022
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$10	$—	$10	Other current assets
Total Not Designated as Hedges	$10	$—	$10
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	15	—	15	Other noncurrent assets
Total Designated Hedges	$24	$—	$24
Total	$34	$—	$34
Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into natural gas derivatives indexed to Henry Hub as noted in the table below, related to a portion of our forecasted U.S. sales through 2023. These derivatives are three-way collars. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the Henry Hub price plus the difference between the floor and the sold put price. These natural gas derivatives were not designated as hedges.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth outstanding derivative contracts as of March 31, 2023, and the weighted average prices for those contracts:

	2023
	Second Quarter	Third Quarter	Fourth Quarter
Natural Gas
Henry Hub Three-Way Collars
Volume (MMBtu/day)	50,000	50,000	50,000
Weighted average price per MMBtu:
Ceiling	$11.14	$11.14	$11.14
Floor	$4.00	$4.00	$4.00
Sold Put	$2.50	$2.50	$2.50
The unrealized and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended March 31,
(In millions)	2023	2022
Unrealized gain (loss) on derivative instruments, net	$2	$(114)
Realized gain (loss) on derivative instruments, net(a)	$13	$(29)
(a)During the first quarter of 2023, net cash received for settled derivative positions was $10 million. During the first quarter of 2022, net cash paid for settled derivative positions was $28 million.
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
Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a maturity date of September 9, 2026 to hedge variations in cash flows related to the interest rate component of future lease payments of our Houston office. As of March 31, 2023 and December 31, 2022, the notional amount of open interest rate swaps for the Houston office was $295 million. The weighted average secured overnight financing rate (“SOFR”) for the swaps was 1.43% as of both March 31, 2023 and December 31, 2022.
The Houston office lease commenced in September 2021, however, our first cash lease payment for February 2022 rent was paid in March 2022. The first settlement date for the interest rate swaps was in January 2022. During the three months ended March 31, 2023, net cash received for the settled interest rate swap positions was $2 million. As of March 31, 2023, we expect to reclassify a $9 million gain from accumulated other comprehensive income into our consolidated statements of income over the next twelve months. See Note 11 for further details regarding Houston office lease.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

13.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by hierarchy level.

	March 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$12	$—	$12
Interest rate - designated as cash flow hedges	$—	$20	$—	$20
Derivative instruments, assets	$—	$32	$—	$32

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$10	$—	$10
Interest rate - designated as cash flow hedges	—	24	—	24
Derivative instruments, assets	$—	$34	$—	$34
(a)Commodity derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 12.
As of March 31, 2023, our commodity derivatives include three-way collars. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For three-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
The forward starting interest rate swaps are measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 12 for details on the forward starting interest rate swaps.
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Other noncurrent assets	10	28	10	28
Total financial assets	$10	$28	$10	$28
Financial liabilities
Other current liabilities	$132	$197	$140	$204
Long-term debt, including current portion(a)	5,789	5,878	5,806	5,948
Deferred credits and other liabilities	61	60	73	73
Total financial liabilities	$5,982	$6,135	$6,019	$6,225
(a)Excludes debt issuance costs.

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
Our fixed rate debt instruments are publicly traded. The fair value of our fixed rate debt is measured using a market approach, based upon quotes from major financial institutions, which are Level 2 inputs. Our floating rate debt is non-public and consists of borrowings under our Term Loan Facility and Revolving Credit Facility. The fair value of our floating rate debt approximates the carrying value and is estimated based on observable market-based inputs, which results in a Level 2 classification.
14.    Debt
Term Loan Facility
In November 2022, we entered into a term credit agreement, which provides for a two-year $1.5 billion term loan facility (“Term Loan Facility”) and we borrowed the full amount thereunder in December 2022. Borrowings under the Term Loan Facility can be prepaid without penalty. As of March 31, 2023, we had $1.5 billion in borrowings under our Term Loan Facility and the weighted average interest rate on borrowings under the Term Loan Facility was 6.36%.
The Term Loan Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate all of the commitments under the Term Loan Facility and require the immediate repayment of all outstanding borrowings under the Term Loan Facility. As of March 31, 2023, we were in compliance with this covenant with a ratio of 26%.
Revolving Credit Facility
As of March 31, 2023, we had net borrowings of $450 million against our $2.5 billion unsecured Revolving Credit Facility. The weighted average interest rate on borrowings under the Revolving Credit Facility was 6.20%.
The Revolving Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Revolving Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Revolving Credit Facility. As of March 31, 2023, we were in compliance with this covenant with a ratio of 26%.
Debt Redemption
In March 2023, we redeemed the $70 million 8.5% Senior Notes on the maturity date.
Long-term debt
At March 31, 2023, we had $5.9 billion of total long-term debt outstanding, which includes $131 million of long-term debt due within one year. Refer to our 2022 Annual Report on Form 10-K for a listing of our long-term debt maturities.
Debt Remarketing
On April 3, 2023, we closed a $200 million remarketing to investors of sub-series 2017A-1 bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana revenue refunding bonds Series 2017. The bonds are subject to an interest rate of 4.05% and a mandatory purchase date of July 1, 2026. At March 31, 2023, these bonds were included in long-term debt on the consolidated balance sheet.
15.    Stockholders’ Equity
Our Board of Directors has authorized a share repurchase program. During the first three months of 2023, we repurchased approximately 13 million shares of our common stock pursuant to the share repurchase program at a cost of $334 million. Our remaining share repurchase authorization was approximately $2.1 billion at March 31, 2023. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Additionally, during the first three months of 2023 we repurchased $30 million of shares related to our tax withholding obligation associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
Subsequent to the quarter, we repurchased approximately $110 million of shares of our common stock through May 3, 2023.
16.    Incentive Based Compensation
Stock options, restricted stock and restricted stock units
The following table presents a summary of activity for the first three months of 2023:

	Stock Options		Restricted Stock & Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,678,524	$28.86	4,651,196	$14.89
Granted	—	$—	1,832,506	$25.79
Exercised/Vested	(10,417)	$10.47	(2,597,783)	$11.99
Canceled	(39,110)	$33.10	(76,806)	$18.38
Outstanding at March 31, 2023	1,628,997	$28.88	3,809,113	$22.04
Stock-based performance unit awards
During the first three months of 2023, we granted 222,464 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $32.97. During the first three months of 2023, we stock settled the units related to the 2020 grant. At March 31, 2023, there were 686,266 outstanding stock-based performance units to be settled in shares to officers.
During the first three months of 2023, we also granted 222,464 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $24.06 as of March 31, 2023. During the first three months of 2023, we also cash settled the units related to the 2021 grant. At March 31, 2023, there were 389,507 units outstanding of the stock-based performance unit awards to be settled in cash to officers.
17.    Defined Benefit Postretirement Plans
The following summarizes the components of net periodic benefit costs (credits):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$3	$4	$—	$—
Interest cost	3	2	1	—
Expected return on plan assets	(2)	(2)	—	—
Amortization:
– prior service credit	(2)	(2)	(4)	(4)
– actuarial loss	—	—	—	1
Net settlement loss(a)	1	—	—	—
Net periodic benefit costs (credits)(b)	$3	$2	$(3)	$(3)
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

    During the first three months of 2023, we made contributions of $2 million to our funded pension plan and we expect to make additional contributions of $10 million this year. We also made payments of $3 million and $2 million related to our unfunded pension plan and other postretirement benefit plans, respectively.
18.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(In millions)	2023	2022	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$6	$6	Other net periodic benefit credits
Amortization of actuarial loss	—	(1)	Other net periodic benefit credits
Net settlement loss	(1)	—	Other net periodic benefit credits
Income taxes	(1)	(1)	Provision (benefit) for income taxes
Total reclassifications of (income) expense, net of tax	$4	$4	Net income
19.    Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2023	2022
Included in operating activities:
Interest paid(a)	$85	$54
Income taxes paid, net of refunds	$6	$12
Noncash investing activities:
Increase in asset retirement costs	$6	$7
(a)The increase in the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to interest paid on borrowings under the Term Loan Facility and Revolving Credit Facility.
Other noncash investing activities include accrued capital expenditures for the three months ended March 31, 2023 and 2022 of $180 million and $96 million, respectively.
20.    Equity Method Investments
During the periods ended March 31, 2023 and December 31, 2022 our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

(In millions)	Ownership as of March 31, 2023	March 31, 2023	December 31, 2022
EGHoldings (a)	56%	$333	$287
Alba Plant LLC (b)	52%	176	155
AMPCO (c)	45%	148	135
Total		$657	$577
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Summarized, 100% combined financial information for equity method investees is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Income data:
Revenues and other income	$306	$374
Income from operations	159	229
Net income	$134	$204
Revenues from related parties were $6 million and $8 million for the three months ended March 31, 2023 and 2022, respectively, with the majority related to EGHoldings in both periods.
Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Our equity investees did not distribute dividends or return of capital during the three months ended March 31, 2023. Dividends and return of capital received by us during the three months ended March 31, 2022 totaled $54 million.
Current receivables from related parties at March 31, 2023 and December 31, 2022 were $20 million and $36 million, respectively, which primarily related to Alba Plant LLC and EGHoldings in both periods. Payables to related parties at March 31, 2023 and December 31, 2022 were $18 million and $20 million, respectively, with the majority related to Alba Plant LLC in both periods.
21.    Commitments and Contingencies
Various groups, including the State of North Dakota and three Indian tribes (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of March 31, 2023, we have a $164 million current liability in suspended royalty and working interest revenue, including interest, of which $145 million was included within accounts payable and $19 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $26 million for capital and expenses. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times over the past five years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding the DOI’s position that the Disputed Land is held in trust for the Three Affiliated Tribes. While the latest M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, or a court. Depending on the ultimate outcome of this title dispute, the Three Affiliated Tribes could challenge the validity of certain of our leases relating to a portion of the disputed land, and if such challenge were successful it could result in operational delays and additional costs to us. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Marathon Oil was named in a lawsuit alleging improper royalty deductions in certain of our Oklahoma operations, and after plaintiffs lost their attempt to certify a class action, a settlement was reached, and in the first quarter of 2023 such settlement was approved by the court and paid.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

We have received Notice of Violation (“NOV”)’s from the EPA related to allegations of violations of the Clean Air Act relating to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We are actively negotiating a draft consent decree with the EPA and Department of Justice containing certain proposed injunctive terms relating to this enforcement action. Resolution of the enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. We maintain an accrual for estimated future costs related to this matter regarding actions required to retrofit or replace existing equipment, which we expect to incur over multiple years. Our accrual does not include possible monetary sanctions or costs associated with mitigation projects as we are unable to estimate those amounts. Through the date of this filing, there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our accrual.
The Company received NOV’s from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of the Company’s oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. We initiated discussions with the EPA to resolve these matters. As we are still investigating these allegations, we are unable to estimate the potential loss associated with these matters, however, it is reasonably possible that the resolution may result in a fine or penalty in excess of $300,000.
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
At March 31, 2023, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of March 31, 2023. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.

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
In December 2022, we closed on a transaction to acquire approximately 130,000 net proved and unproved acres, with an average 97% working interest, in the Eagle Ford resource play from Ensign Natural Resources (“Ensign”) for cash consideration of $3.0 billion.
Compared to the same period of 2022, we experienced a decrease in revenue and net income from operations and operating cash flow, all of which were impacted by lower commodity prices. Total company net sales volumes increased during the first three months of 2023 when compared to prior year quarter. Below are certain key financial and operational highlights for the quarter:
Financial and operational results
•Our net income was $417 million in the first quarter of 2023 as compared to net income of $1.3 billion in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers decreased $194 million compared to the same quarter last year as a result of lower realized commodity prices, partially offset by increased sales.
◦We recorded a net gain of $15 million on commodity derivatives as compared to a net loss of $143 million during the same quarter last year, which increased income by $158 million.
◦Depreciation, depletion and amortization was $520 million, which was an increase of $97 million as compared to the same quarter last year.
◦Our provision for income taxes increased by $626 million compared to the same quarter last year, primarily due to the first quarter of 2022 $685 million non-cash tax benefit from the partial release of a valuation allowance on certain U.S. and state deferred tax assets.
•Successfully integrated the Eagle Ford assets of Ensign into our existing operations in the resource play.
•In March 2023, we announced the signing of a Heads of Agreement (“HOA”) to progress the development of the Equatorial Guinea Regional Gas Mega Hub.

•Net sales volumes in the U.S. segment increased 22% compared to the same period last year, primarily driven by increased production from the acreage acquired from Ensign.
Prioritized return of capital to investors and maintained investment grade balance sheet
•In the first three months of 2023, we repurchased $334 million of shares through our share repurchase program.
•As of March 31, 2023, we have $178 million of cash on hand and $2.2 billion of total liquidity.
•Paid $63 million of dividends, or $0.10 per share, during the first three months of 2023, compared to dividends paid of $0.07 per share during the first three months of 2022.
•All three primary credit rating agencies continue to rate us as investment grade, with S&P reaffirming our credit rating in March 2023.
Outlook
Capital Budget
In February 2023, we announced a 2023 capital budget of $1.9 billion to $2.0 billion that prioritizes free cash flow generation over production growth, consistent with our disciplined capital allocation framework. Approximately 60% of the 2023 capital budget is weighted to the first half of the year.
Operations
    The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments.

	Three Months Ended March 31,
Net Sales Volumes	2023	2022	Increase (Decrease)
United States (mboed)	341	280	22%
International (mboed)	56	61	(8)%
Total (mboed)	397	341	16%
United States
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment. The increase in net sales volumes in our U.S. segment compared to the same period in the prior year was primarily a result of our acquisition of the Eagle Ford assets of Ensign in December 2022.

	Three Months Ended March 31,
Net Sales Volumes	2023	2022	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	144	80	80%
Bakken	95	118	(19)%
Oklahoma	55	51	8%
Permian	45	20	125%
Other United States	2	11	(82)%
Total United States	341	280	22%

	Three Months Ended March 31, 2023
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Permian	Total
Crude oil and condensate	52%	66%	22%	55%	52%
Natural gas liquids	23%	19%	31%	23%	23%
Natural gas	25%	15%	47%	22%	25%

	Three Months Ended March 31,
Drilling Activity - U.S. Resource Plays	2023	2022
Gross Operated
Eagle Ford:
Wells drilled to total depth	35	29
Wells brought to sales	36	28
Bakken:
Wells drilled to total depth	18	14
Wells brought to sales	17	20
Oklahoma:
Wells drilled to total depth	1	3
Wells brought to sales	5	9
Permian:
Wells drilled to total depth	8	—
Wells brought to sales	8	—
International
Net sales volumes were lower in the first quarter of 2023 as compared to the first quarter of 2022 primarily due to natural decline. In addition, timing of sales impacted the sales volumes of our equity method investees in the quarter. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2023	2022	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	56	61	(8)%
Equity Method Investees
LNG (mtd)	2,112	3,489	(39)%
Methanol (mtd)	1,378	982	40%
Condensate and LPG (boed)	8,817	6,914	28%
Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Commodity prices experienced significant volatility in 2022 and this has continued into 2023. Russia’s invasion of Ukraine was a geopolitical shock that caused energy prices to spike significantly higher in early to mid-2022. However, Russian oil production has remained at higher levels than expected, European gas shortages were averted as record levels of LNG were imported into that market and an exceptionally warm winter in both the US and Europe has refilled gas inventories to multi year highs causing prices to fall back significantly. Economic headwinds, caused by increasing interest rates as central banks continue to fight inflation, are a threat to demand growth as we move forward, but demand growth in China could be a significant offset, as they continue to emerge from strict COVID restrictions. Price volatility was also exacerbated by ongoing OPEC+ petroleum supply limitations, strategic petroleum reserve releases and economic sanctions involving producer countries. We continue to expect commodity price volatility given the complex global dynamics of supply and demand that exist in the market. Refer to Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
    The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the first quarter of 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$74.69	$94.43	(21)%
Natural gas liquids (per bbl)	24.27	37.32	(35)%
Natural gas (per mcf)(c)	2.95	4.79	(38)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$75.99	$95.01	(20)%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	77.36	96.67	(20)%
Mont Belvieu NGLs (per bbl)(d)	25.33	38.24	(34)%
Henry Hub natural gas settlement date average (per mmbtu)	3.42	4.95	(31)%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $2.00 per bbl for the first quarter of 2022.
(c)Inclusion of realized gains (losses) on natural gas derivative instruments would have minimal impact on average price realizations for the first quarter of 2023 and 2022.
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
International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil for the first quarter of 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$58.57	$59.63	(2)%
Natural gas liquids (per bbl)	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$81.17	$100.30	(19)%
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

Natural gas – Dry natural gas, processed by Alba Plant LLC on behalf of the Alba Unit Parties, is sold by the Alba field to EG LNG and AMPCO at fixed-price contracts resulting in realized prices not tracking market price. The gas sales contracts between Alba Unit and EG LNG and AMPCO expire on December 31, 2023 and in 2026, respectively. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO. EG LNG sells LNG on a market-based contract and AMPCO markets methanol at market prices. In March 2023, we announced the signing of a HOA to progress the development of the Equatorial Guinea Regional Gas Mega Hub. The next phase involves processing Alba Unit gas under new contractual terms effective January 1, 2024 that would increase our exposure to global LNG market prices. In addition to processing Alba Unit gas, Alba Plant LLC and EG LNG process third-party gas from the Alen field under a combination of a tolling and a market linked profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investees. This profit-sharing arrangement provides exposure to global LNG market prices.
Results of Operations
Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended March 31,
(In millions)	2023	2022
Revenues from contracts with customers
United States	$1,503	$1,714
International	64	47
Segment revenues from contracts with customers	$1,567	$1,761
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended March 31, 2022	Price Realizations	Net Sales Volumes	Three Months Ended March 31, 2023
United States Price/Volume Analysis
Crude oil and condensate	$1,341	$(313)	$157	$1,185
Natural gas liquids	216	(91)	44	169
Natural gas	151	(86)	74	139
Other sales	6			10
Total	$1,714			$1,503
International Price/Volume Analysis
Crude oil and condensate	$40	$(1)	$18	$57
Natural gas liquids	1	—	—	1
Natural gas	5	—	—	5
Other sales	1			1
Total	$47			$64
Net gain (loss) on commodity derivatives in the first quarter of 2023 was a gain of $15 million, compared to a net loss of $143 million for the same period in 2022. We have commodity derivative contracts which settle against the Henry Hub index. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 12 to the consolidated financial statements for further information.
Income from equity method investments decreased $47 million in the first quarter of 2023, when compared to the first quarter of 2022, primarily as a result of lower prices realized by our equity method investees during the first quarter of 2023.
Production expenses increased $49 million in the first quarter of 2023 versus the same period in 2022, primarily as a result of our acquisition of the Eagle Ford assets of Ensign in December 2022 and inflationary pressures when compared to the first quarter of 2022. In addition, in our International segment, production expenses were higher due to planned major non-routine maintenance that was completed in April 2023.

The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended March 31,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$178	$141	26%	$5.82	$5.59	4%
International	$23	$11	109%	$4.54	$1.92	136%
Shipping, handling and other operating decreased $23 million in the first quarter of 2023 versus the same period in 2022, primarily as a result of costs related to retrofit or replacement of equipment in the Bakken recorded in the first quarter of 2022. See Note 21 to the consolidated financial statements for further information.
Depreciation, depletion and amortization increased $97 million in the first quarter of 2023 primarily as a result of higher production volumes. In addition, the DD&A rate is impacted by capitalized costs and the sales volume mix between fields.
Our segments apply the units-of-production method to the majority of assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended March 31,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$505	$404	25%	$16.46	$16.02	3%
International	$12	$15	(20)%	$2.41	$2.80	(14)%
Net interest and other increased $60 million in the first quarter of 2023 primarily as a result of increased interest expense associated with borrowings on our Term Loan Facility and Revolving Credit Facility and the recording of a $17 million gain on the settlement of interest rate swaps in the first quarter of 2022. See Note 12 to the consolidated financial statements for further information.
Provision for income taxes reflects an effective income tax rate of 21% in the first quarter of 2023. The provision for income taxes in the first quarter of 2022 included a non-cash tax benefit of $685 million arising from the partial release of a valuation allowance on certain U.S. and state deferred tax assets. See Note 6 to the consolidated financial statements for further information.
Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Three Months Ended March 31,
(In millions)	2023	2022
United States	$425	$661
International	89	115
Segment income	514	776
Items not allocated to segments, net of income taxes	(97)	528
Net income	$417	$1,304
United States segment income in the first quarter of 2023 was $425 million of income versus $661 million of income for the same period in 2022. The decrease in income was primarily due to lower price realizations, an increase in DD&A expense and production expense, partially offset by an increase in net sales volumes and realized net gains on commodity derivatives in the first quarter of 2023.

International segment income in the first quarter of 2023 was $89 million of income versus $115 million of income for the same period in 2022. The decrease was primarily due to lower price realizations by our equity method investees.
Items not allocated to segments, net of income taxes in the first quarter of 2023 was a loss of $97 million versus $528 million of income for the same period in 2022. The decrease was largely attributable to the partial release of a valuation allowance on certain U.S. and state deferred tax assets in the first quarter of 2022, which resulted in a non-cash deferred tax benefit of $685 million. In addition, we had increased interest expense as a result of outstanding borrowings on our Term Loan Facility and Revolving Credit Facility, offset by unrealized net gains on commodity derivatives in the first quarter of 2023.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2022.
Cash Flows
    The following table presents sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
(In millions)	2023	2022
Sources of cash and cash equivalents
Net cash provided by operating activities	$865	$1,067
Proceeds from revolving credit facility	175	—
Equity method investments - return of capital	—	7
Other	11	24
Total sources of cash and cash equivalents	$1,051	$1,098
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(532)	$(332)
Repayments of revolving credit facility	(175)	—
Debt repayment	(70)	—
Shares repurchased under buyback programs	(334)	(592)
Dividends paid	(63)	(52)
Purchases of shares for tax withholding obligations	(30)	(21)
Other	(3)	—
Total uses of cash and cash equivalents	$(1,207)	$(997)
Sources of cash and cash equivalents
Cash flows generated from operating activities during the first quarter of 2023 were 19% lower compared to 2022, primarily as a result of lower realized commodity prices, partially offset by higher volumes resulting from our acquisition of the Eagle Ford assets of Ensign in December 2022.
During the first three months of 2023, we borrowed and repaid $175 million under our Revolving Credit Facility. See the Liquidity and Capital Resources section below for further information.
Uses of cash and cash equivalents
During the first three months of 2023, we repurchased approximately 13 million shares of our common stock pursuant to the share repurchase program at a cost of $334 million, paid dividends of $63 million and redeemed the $70 million 8.5% Senior Notes on the maturity date. Additionally, we repurchased $30 million of shares during the first three months of 2023 related to our tax withholding obligations associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.

The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Three Months Ended March 31,
(In millions)	2023	2022
United States	$597	$346
International	2	(1)
Not Allocated to Segments (Corporate)	2	3
Total capital expenditures (accrued)	601	348
Change in capital expenditure accrual	(69)	(16)
Total use of cash and cash equivalents for property, plant and equipment	$532	$332
The increase in our capital expenditures for the U.S. segment in the first three months of 2023 compared to the same period in 2022 was largely driven by increased investment and drilling related to the Eagle Ford acreage we acquired from Ensign in December 2022. Additionally, inflationary pressures related to oil field services, labor, drilling materials and equipment, as well as increased activity in the current quarter compared to the same period in 2022, contributed to the increase in capital expenditures.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, capital market transactions and our Revolving Credit Facility. At March 31, 2023, we had approximately $2.2 billion of liquidity consisting of $178 million in cash and cash equivalents and $2.1 billion available under our Revolving Credit Facility.
Our working capital requirements are supported by our cash and cash equivalents and our Revolving Credit Facility. We may draw on our Revolving Credit Facility to meet short-term cash requirements or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, dividends and other amounts that may ultimately be paid in connection with contingencies. See Note 21 to the consolidated financial statements for further discussion of how our commitments and contingencies could affect our available liquidity. General economic conditions, commodity prices, and financial, business and other factors could affect our operations and our ability to access the capital markets.
We maintain investment grade ratings at all three primary credit rating agencies. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital and could result in additional credit support requirements. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of how a downgrade in our credit ratings could affect us.
We may incur additional debt in order to fund our working capital requirements, capital expenditures, acquisitions or development activities or for general corporate or other purposes. A higher level of indebtedness could increase the risk that our liquidity and financial flexibility deteriorates. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of how our level of indebtedness could affect us.
Credit Arrangements and Borrowings
In November 2022, we entered into a two-year $1.5 billion Term Loan Facility and borrowed the full amount thereunder in December 2022. The Term Loan Facility can be prepaid without penalty.
As of March 31, 2023, we had net borrowings of $450 million against our $2.5 billion Revolving Credit Facility and $5.9 billion of total long-term debt outstanding, of which $131 million is due within the next year.
Both our Term Loan Facility and Revolving Credit Facility include a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our total debt-to-capital ratio was 26% at both March 31, 2023 and December 31, 2022. See Note 14 to the consolidated financial statements for further information.
Refer to our 2022 Annual Report on Form 10-K for a listing of our long-term debt maturities.

On April 3, 2023, we closed a $200 million remarketing to investors of sub-series 2017A-1 bonds that are part of the $1 billion St. John the Baptist, State of Louisiana revenue refunding bonds Series 2017. The bonds are subject to an interest rate of 4.05% and a mandatory purchase date of July 1, 2026.
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
Capital Requirements
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program. Our remaining authorization at March 31, 2023 was approximately $2.1 billion.
Subsequent to the quarter, we repurchased approximately $110 million of shares of our common stock through May 3, 2023.
Dividends
On April 26, 2023, our Board of Directors approved a dividend of $0.10 per share payable June 12, 2023 to stockholders of record at the close of business on May 17, 2023.
Income Taxes
As described in Note 6 to the consolidated financial statements, the IRA was signed into law during 2022. Under current law and guidance, we do not anticipate being subject to the corporate book minimum tax in 2023. The U.S. Treasury is expected to publish further guidance and regulations that will be relevant to scoping considerations and the calculation of minimum income tax liabilities. As this guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes. If we conclude that we do trigger the minimum income tax, we may have to make estimated tax payments.
Other Contractual Cash Obligations
As of March 31, 2023, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2022 Annual Report on Form 10-K.
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
Other than the items set forth in Part II - Item 1. Legal Proceedings, there have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2022 Annual Report on Form 10-K. See Note 21 to the consolidated financial statements for a description of other contingencies.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, capital budget and allocations, reserve estimates, asset quality, production guidance, drilling plans, capital plans, future debt retirement, cost and expense estimates, asset acquisitions and dispositions, expected impacts of the IRA, tax assumptions and allowances, future financial position, statements regarding future commodity prices, anticipated benefits of the Ensign acquisition, and statements regarding management’s other plans and objectives for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe that our assumptions concerning future events are reasonable, these expectations may not prove to be correct. A number of factors could cause results to differ materially from those indicated by such forward-looking statements including, but not limited to:
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
•administrative impediments or unexpected events that may impact dividends or other distributions, and the timing thereof, from our equity method investees;
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
•other geological, operating and economic considerations; and
•the risk factors, forward-looking statements and challenges and uncertainties described in our 2022 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
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
Commodity Price Risk
As of March 31, 2023, we had open commodity derivatives related to natural gas. Based on the March 31, 2023 published natural gas futures prices, a hypothetical 10% change (per MMBtu for natural gas) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at March 31, 2023	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Natural Gas	$12	$11	$14
Interest Rate Risk
At March 31, 2023, our portfolio of current and long-term debt is comprised of floating rate debt and fixed-rate instruments. Our Term Loan Facility and Revolving Credit Facility are floating rate debt instruments, which expose us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates. At March 31, 2023, we had $2.0 billion outstanding borrowings under floating rate debt instruments. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under these borrowings would increase our annual interest expense by approximately $20 million. Actual results may vary due to changes in the amount of floating rate debt outstanding.
At March 31, 2023, we had $3.9 billion outstanding borrowings under fixed-rate debt instruments. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At March 31, 2023, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the SOFR interest component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedges to the following as of March 31, 2023:

(In millions)	Fair Value at March 31, 2023	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$20	$23	$16
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2023.
During the first three months of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
We have received NOV’s from the EPA related to allegations of violations of the Clean Air Act relating to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice containing certain proposed injunctive terms relating to this enforcement action. The resolution of the enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. We do not believe resolution of this matter will have a material adverse effect on our business or operations. We maintain an accrual for estimated future costs related to this matter regarding actions required to retrofit or replace existing equipment, which we expect to incur over multiple years. Our accrual does not include possible monetary sanctions or costs associated with mitigation projects as we are unable to estimate those amounts. Through the date of this filing, there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our accrual.
The Company received NOV’s from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of the Company’s oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. The Company has initiated discussions with the EPA to resolve these matters. As we are still investigating these allegations, we are unable to estimate the potential loss associated with these matters, however, it is reasonably possible that the resolution may result in a fine or penalty in excess of $300,000.
Marathon Oil was named in a lawsuit alleging improper royalty deductions in certain of our Oklahoma operations, and after plaintiffs lost their attempt to certify a class action, a settlement was reached, and in the first quarter of 2023 such settlement was approved by the court and paid.
Other than the items set forth above, there have been no significant changes to Item 3. Legal Proceedings in our 2022 Annual Report on Form 10-K. See Note 21 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings and Item 3. Legal Proceedings in our 2022 Annual Report on Form 10-K.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. There have been no material changes or updates to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil, during the quarter ended March 31, 2023 of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
01/01/2023 - 01/31/2023	2,011,312	$27.85	2,010,438	$2,414,000,321
02/01/2023 - 02/28/2023	4,971,788	$26.41	4,922,742	$2,284,000,156
03/01/2023 - 03/31/2023	6,489,962	$23.76	6,248,996	$2,136,000,136
Total	13,473,062	$25.35	13,182,176
(a)290,886 shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)Excludes 1% excise tax on share repurchases.
(c)Refer to our 2022 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity through December 31, 2022. As of March 31, 2023, we have approximately $2.1 billion of authorization remaining under the share repurchase program. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of March 31, 2023 were held as treasury stock.

Item 6. Exhibits

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request	10-K	4.2	2/28/2014
10.1†*	2023 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2023 - 2024 Performance Cycle for Section 16 Officers
10.2†*	2023 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2023 - 2025 Performance Cycle for Section 16 Officers
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2023		MARATHON OIL CORPORATION

	By:	/s/ Rob L. White
Rob L. White
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)