Form 10-Q
period 2023-06-30
MARATHON OIL CORP
filed 2023-08-03
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 605,687,177 shares of Marathon Oil Corporation common stock outstanding as of July 31, 2023.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues and other income:
Revenues from contracts with customers	$1,484	$2,168	$3,051	$3,929
Net gain (loss) on commodity derivatives	3	(27)	18	(170)
Income from equity method investments	22	152	102	279
Net gain (loss) on disposal of assets	—	(1)	5	(1)
Other income	4	11	17	19
Total revenues and other income	1,513	2,303	3,193	4,056
Costs and expenses:
Production	214	164	415	316
Shipping, handling and other operating	161	191	323	376
Exploration	11	8	26	19
Depreciation, depletion and amortization	559	436	1,079	859
Impairments	—	2	—	2
Taxes other than income	43	140	138	244
General and administrative	71	68	153	141
Total costs and expenses	1,059	1,009	2,134	1,957
Income from operations	454	1,294	1,059	2,099
Net interest and other	(92)	(54)	(174)	(76)
Other net periodic benefit credits	3	5	6	9
Income before income taxes	365	1,245	891	2,032
Provision (benefit) for income taxes	78	279	187	(238)
Net income	$287	$966	$704	$2,270
Net income per share:
Basic	$0.47	$1.37	$1.13	$3.17
Diluted	$0.47	$1.37	$1.13	$3.16
Weighted average common shares outstanding:
Basic	614	703	622	717
Diluted	615	705	623	719
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net income	$287	$966	$704	$2,270
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	(8)	1	(13)	(3)
Change in derivative hedges unrecognized gain	3	4	1	16
Other	—	(1)	—	(1)
Other comprehensive income (loss)	(5)	4	(12)	12
Comprehensive income	$282	$970	$692	$2,282
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except par value and share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$215	$334
Receivables, net	1,294	1,146
Inventories	136	125
Other current assets	58	66
Total current assets	1,703	1,671
Equity method investments	430	577
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $24,888 and $23,876	17,524	17,377
Other noncurrent assets	262	315
Total assets	$19,919	$19,940
Liabilities
Current liabilities:
Accounts payable	$1,537	$1,279
Payroll and benefits payable	50	90
Accrued taxes	102	171
Other current liabilities	305	364
Long-term debt due within one year	131	402
Total current liabilities	2,125	2,306
Long-term debt	5,724	5,521
Deferred tax liabilities	278	167
Defined benefit postretirement plan obligations	105	100
Asset retirement obligations	299	295
Deferred credits and other liabilities	144	154
Total liabilities	8,675	8,543
Commitments and contingencies (Note 21)
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at June 30, 2023 and December 31, 2022)	937	937
Held in treasury, at cost – 331 million shares and 304 million shares	(8,188)	(7,512)
Additional paid-in capital	7,159	7,203
Retained earnings	11,242	10,663
Accumulated other comprehensive income	94	106
Total stockholders’ equity	11,244	11,397
Total liabilities and stockholders’ equity	$19,919	$19,940
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2023	2022
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$704	$2,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,079	859
Impairments	—	2
Exploratory dry well costs and unproved property impairments	24	14
Net (gain) loss on disposal of assets	(5)	1
Deferred income taxes	155	(319)
Unrealized loss on derivative instruments, net	2	71
Pension and other post retirement benefits, net	(11)	(16)
Stock-based compensation	21	18
Equity method investments, net	113	(85)
Changes in:
Current receivables	(158)	(376)
Inventories	(11)	(16)
Current accounts payable and accrued liabilities	37	278
Other current assets and liabilities	10	(7)
All other operating, net	(19)	51
Net cash provided by operating activities	1,941	2,745
Investing activities:
Additions to property, plant and equipment	(1,166)	(687)
Acquisitions, net of cash acquired	9	2
Disposal of assets, net of cash transferred to the buyer	(1)	4
Equity method investments - return of capital	34	7
All other investing, net	(1)	—
Net cash used in investing activities	(1,125)	(674)
Financing activities:
Proceeds from revolving credit facility	980	—
Repayments of revolving credit facility	(980)	—
Borrowings	200	—
Debt repayments	(270)	(32)
Shares repurchased under buyback programs	(706)	(1,352)
Dividends paid	(125)	(108)
Purchases of shares for tax withholding obligations	(30)	(21)
All other financing, net	(4)	24
Net cash used in financing activities	(935)	(1,489)
Net increase (decrease) in cash and cash equivalents	(119)	582
Cash and cash equivalents at beginning of period	334	580
Cash and cash equivalents at end of period	$215	$1,162
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Six Months Ended June 30, 2022
December 31, 2021 Balance	$—	$937	$(4,825)	$7,221	$7,271	$82	$10,686
Shares repurchased under buyback programs	—	—	(592)	—	—	—	(592)
Stock-based compensation	—	—	55	(43)	—	—	12
Net income	—	—	—	—	1,304	—	1,304
Other comprehensive income	—	—	—	—	—	8	8
Dividends paid (per share amount of $0.07)	—	—	—	—	(52)	—	(52)
March 31, 2022 Balance	$—	$937	$(5,362)	$7,178	$8,523	$90	$11,366
Shares repurchased under buyback programs	—	—	(760)	—	—	—	(760)
Stock-based compensation	—	—	4	8	—	—	12
Net income	—	—	—	—	966	—	966
Other comprehensive income	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.08)	—	—	—	—	(56)	—	(56)
June 30, 2022 Balance	$—	$937	$(6,118)	$7,186	$9,433	$94	$11,532

Six Months Ended June 30, 2023
December 31, 2022 Balance	$—	$937	$(7,512)	$7,203	$10,663	$106	$11,397
Shares repurchased under buyback programs	—	—	(334)	—	—	—	(334)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	35	(54)	—	—	(19)
Net income	—	—	—	—	417	—	417
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends paid (per share amount of $0.10)	—	—	—	—	(63)	—	(63)
March 31, 2023 Balance	$—	$937	$(7,814)	$7,149	$11,017	$99	$11,388
Shares repurchased under buyback programs	—	—	(372)	—	—	—	(372)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	1	10	—	—	11
Net income	—	—	—	—	287	—	287
Other comprehensive loss	—	—	—	—	—	(5)	(5)
Dividends paid (per share amount of $0.10)	—	—	—	—	(62)	—	(62)
June 30, 2023 Balance	$—	$937	$(8,188)	$7,159	$11,242	$94	$11,244
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K. The results of operations for the second quarter and first six months of 2023 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
Accounting Standards Updates Adopted
No accounting standards were adopted in the second quarter of 2023 that had a material impact on our consolidated financial statements.
Accounting Standards Updates Not Yet Adopted
There were no issued but pending accounting standards expected to have a material impact on our consolidated financial statements.
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 1 million of antidilutive stock options for the three and six months ended June 30, 2023 and 2 million of antidilutive stock options for the three and six months ended June 30, 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$287	$966	$704	$2,270

Weighted average common shares outstanding	614	703	622	717
Effect of dilutive securities	1	2	1	2
Weighted average common shares, diluted	615	705	623	719
Net income per share:
Basic	$0.47	$1.37	$1.13	$3.17
Diluted	$0.47	$1.37	$1.13	$3.16

Dividends per share	$0.10	$0.08	$0.20	$0.15
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of June 30, 2023 and December 31, 2022, receivables from contracts with customers, included in receivables, less reserves for credit losses, were $892 million and $875 million, respectively.
The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and six months ended June 30:

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

United States

	Three Months Ended June 30, 2023
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$524	$456	$63	$141	$11	$1,195
Natural gas liquids	64	41	33	18	—	156
Natural gas	37	14	28	7	—	86
Other	1	—	—	—	2	3
Revenues from contracts with customers	$626	$511	$124	$166	$13	$1,440

	Three Months Ended June 30, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$544	$749	$138	$100	$42	$1,573
Natural gas liquids	55	92	69	15	8	239
Natural gas	56	46	95	21	10	228
Other	1	—	—	—	48	49
Revenues from contracts with customers	$656	$887	$302	$136	$108	$2,089

	Six Months Ended June 30, 2023
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$1,019	$887	$141	$311	$22	$2,380
Natural gas liquids	135	78	72	40	—	325
Natural gas	93	49	64	18	1	225
Other	3	—	—	—	10	13
Revenues from contracts with customers	$1,250	$1,014	$277	$369	$33	$2,943

	Six Months Ended June 30, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$1,003	$1,401	$237	$188	$85	$2,914
Natural gas liquids	99	181	128	30	17	455
Natural gas	89	89	151	33	17	379
Other	3	—	—	—	52	55
Revenues from contracts with customers	$1,194	$1,671	$516	$251	$171	$3,803
International (E.G.)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Crude oil and condensate	$39	$71	$96	$111
Natural gas liquids	—	—	1	1
Natural gas	4	7	9	12
Other	1	1	2	2
Revenues from contracts with customers	$44	$79	$108	$126

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

	Three Months Ended June 30, 2023
(In millions)	U.S.		Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,440		$44	$—		$1,484
Net gain (loss) on commodity derivatives	7		—	(4)	(c)	3
Income from equity method investments	—		22	—		22
Other income	1		3	—		4
Less costs and expenses:
Production	191		23	—		214
Shipping, handling and other operating	161		—	—		161
Exploration	6		—	5		11
Depreciation, depletion and amortization	547		10	2		559
Taxes other than income	43	(b)	—	—		43
General and administrative	31		3	37		71
Net interest and other	—		—	92		92
Other net periodic benefit costs	—		—	(3)		(3)
Income tax provision (benefit)	104		3	(29)		78
Segment income (loss)	$365		$30	$(108)		$287
Total assets	$18,761		$1,006	$152		$19,919
Capital expenditures(a)	$620		$—	$3		$623
(a)Includes accruals and excludes acquisitions.
(b)Includes a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years.
(c)Unrealized loss on commodity derivative instruments (See Note 12).

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
(a)Includes accruals.
(b)Unrealized gain on commodity derivative instruments (See Note 12).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
(In millions)	U.S.		Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$2,943		$108	$—		$3,051
Net gain (loss) on commodity derivatives	20		—	(2)	(c)	18
Income from equity method investments	—		102	—		102
Net gain on disposal of assets	—		—	5		5
Other income	12		4	1		17
Less costs and expenses:
Production	369		46	—		415
Shipping, handling and other operating	320		3	—		323
Exploration	11		—	15	(d)	26
Depreciation, depletion and amortization	1,052		22	5		1,079
Taxes other than income	140	(b)	—	(2)		138
General and administrative	66		6	81		153
Net interest and other	—		—	174		174
Other net periodic benefit costs	—		—	(6)		(6)
Income tax provision (benefit)	227		18	(58)		187
Segment income (loss)	$790		$119	$(205)		$704
Total assets	$18,761		$1,006	$152		$19,919
Capital expenditures(a)	$1,217		$2	$5		$1,224
(a)Includes accruals.
(b)Includes a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years.
(c)Unrealized loss on commodity derivative instruments (See Note 12).
(d)Includes $10 million of dry well expense associated with wells in Permian (See Note 9).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2022
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$3,803	$126	$—		$3,929
Net loss on commodity derivatives	(99)	—	(71)	(b)	(170)
Income from equity method investments	—	279	—		279
Net loss on disposal of assets	—	—	(1)		(1)
Other income	6	4	9		19
Less costs and expenses:
Production	291	25	—		316
Shipping, handling and other operating	337	10	29		376
Exploration	19	—	—		19
Depreciation, depletion and amortization	819	31	9		859
Impairments	—	—	2		2
Taxes other than income	238	—	6		244
General and administrative	57	6	78		141
Net interest and other	—	—	76	(c)	76
Other net periodic benefit credit	—	—	(9)		(9)
Income tax provision (benefit)	442	62	(742)	(d)	(238)
Segment income	$1,507	$275	$488		$2,270
Total assets	$15,757	$1,059	$1,470		$18,286
Capital expenditures(a)	$718	$—	$5		$723
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
For the three and six months ended June 30, 2023 and 2022, our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective income tax rate	21%	22%	21%	(12)%
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
Changes in the allowance for credit losses were as follows:

(In millions)	June 30, 2023	December 31, 2022
Beginning balance as of January 1	$10	$15
Current period provision	4	(3)
Current period write offs	(1)	(2)
Recoveries of amounts previously reserved	(1)	—
Ending balance	$12	$10

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

(In millions)	June 30, 2023	December 31, 2022
Crude oil and natural gas liquids	$13	$15
Supplies and other items	123	110
Inventories	$136	$125
9.    Property, Plant and Equipment

(In millions)	June 30, 2023	December 31, 2022
United States	$17,201	$17,034
International	269	288
Corporate	54	55
Net property, plant and equipment	$17,524	$17,377
As of June 30, 2023 and December 31, 2022, we had $10 million and $20 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. All of the suspended wells require completion activities in order to classify the reserves as proved. The decrease during the six months ended June 30, 2023 included a reduction in suspended well costs as we recorded $10 million of dry well expense associated with drilled and uncompleted exploratory wells in Permian.
10.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	June 30,
(In millions)	2023	2022
Beginning balance as of January 1	$340	$316
Incurred liabilities, including acquisitions	3	8
Settled liabilities, including dispositions	(20)	(3)
Accretion expense (included in depreciation, depletion and amortization)	7	7
Revisions of estimates	9	(5)
Ending balance as of June 30, total	$339	$323

Ending balance as of June 30, short-term	$40	$46

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

11. Leases
Lessee
Balance sheet information related to right-of-use (“ROU”) assets and lease liabilities was as follows:

(In millions)	Balance Sheet Location:	June 30, 2023	December 31, 2022
ROU assets:
Operating leases	Other noncurrent assets	$118	$123
Finance leases	Other noncurrent assets	21	24
Total ROU assets		$139	$147
Lease liabilities:
Current liabilities
Operating leases	Other current liabilities	$83	$94
Finance leases	Other current liabilities	6	6
Noncurrent liabilities
Operating leases	Deferred credits and other liabilities	38	32
Finance leases	Deferred credits and other liabilities	15	18
Total lease liabilities		$142	$150
Operating Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.
Finance Leases
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The initial lease term is five years and commenced in late September 2021 after the new Houston office was ready for occupancy. In March 2022, we made our first cash lease payment. During the six months ended June 30, 2023 and 2022, we have made cash lease payments totaling approximately $10 million and $2 million, respectively. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of 100% of the total acquisition and construction costs.
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

(In millions)	Operating Lease Future Cash Receipts
2023	$3
2024	6
2025	6
2026	6
2027	6
Thereafter	42
Total undiscounted cash flows	$69

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

	June 30, 2023
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$9	$—	$9	Other current assets
Total Not Designated as Hedges	$9	$—	$9
Cash Flow Hedges
Interest Rate	$10	$—	$10	Other current assets
Interest Rate	14	—	14	Other noncurrent assets
Total Designated Hedges	$24	$—	$24
Total	$33	$—	$33

	December 31, 2022
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$10	$—	$10	Other current assets
Total Not Designated as Hedges	$10	$—	$10
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	15	—	15	Other noncurrent assets
Total Designated Hedges	$24	$—	$24
Total	$34	$—	$34
Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into crude oil and natural gas derivatives indexed to their respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through 2023. These derivatives are three-way collars. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price or the Henry Hub price plus the difference between the floor and the sold put price. These crude oil and natural gas derivatives were not designated as hedges.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth outstanding derivative contracts as of June 30, 2023, and the weighted average prices for those contracts:

	2023
	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	10,000	10,000
Weighted average price per Bbl:
Ceiling	$97.59	$97.59
Floor	$60.00	$60.00
Sold put	$45.00	$45.00
Natural Gas
Henry Hub Three-Way Collars
Volume (MMBtu/day)	50,000	50,000
Weighted average price per MMBtu:
Ceiling	$11.14	$11.14
Floor	$4.00	$4.00
Sold Put	$2.50	$2.50
The unrealized and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Unrealized gain (loss) on derivative instruments, net	$(4)	$43	$(2)	$(71)
Realized gain (loss) on derivative instruments, net(a)	$7	$(70)	$20	$(99)
(a)During the second quarter and first six months of 2023, net cash received for settled derivative positions was $7 million and $17 million, respectively. During the second quarter and first six months of 2022, net cash paid for settled derivative positions was $61 million and $89 million, respectively.
Interest Rate Swaps
During 2020, we entered into forward starting interest rate swaps with a notional amount of $350 million to hedge variations in cash flows arising from fluctuations in the LIBOR benchmark interest rate related to forecasted interest payments of a future debt issuance in 2025. The expected proceeds of the future debt issuance were intended to refinance our $900 million 3.85% Senior Notes due 2025 (“2025 Notes”). In September 2021, we fully redeemed these 2025 Notes. In March 2022, we closed these positions and settled the interest rate swaps for proceeds of $44 million. During the six months ended June 30, 2022, we recorded a cumulative $17 million gain within net interest and other within our consolidated statements of income related to these swaps.
Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a maturity date of September 9, 2026 to hedge variations in cash flows related to the interest rate component of future lease payments of our Houston office. As of June 30, 2023 and December 31, 2022, the notional amount of open interest rate swaps for the Houston office was $295 million. The weighted average secured overnight financing rate (“SOFR”) for the swaps was 1.43% as of both June 30, 2023 and December 31, 2022.
The Houston office lease commenced in September 2021, however, our first cash lease payment for February 2022 rent was paid in March 2022. The first settlement date for the interest rate swaps was in January 2022. During the six months ended June 30, 2023, net cash received for the settled interest rate swap positions was $5 million. As of June 30, 2023, we expect to reclassify a $11 million gain from accumulated other comprehensive income into our consolidated statements of income over the next twelve months. See Note 11 for further details regarding Houston office lease.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

13.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by hierarchy level.

	June 30, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$9	$—	$9
Interest rate - designated as cash flow hedges	—	24	—	24
Derivative instruments, assets	$—	$33	$—	$33

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$10	$—	$10
Interest rate - designated as cash flow hedges	—	24	—	24
Derivative instruments, assets	$—	$34	$—	$34
(a)Commodity derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 12.
As of June 30, 2023, our commodity derivatives include three-way collars. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For three-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
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
The following table summarizes financial instruments, excluding receivables, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Other noncurrent assets	$10	$28	$10	$28
Total financial assets	$10	$28	$10	$28
Financial liabilities
Other current liabilities	$130	$195	$140	$204
Long-term debt, including current portion(a)	5,742	5,878	5,806	5,948
Deferred credits and other liabilities	62	63	73	73
Total financial liabilities	$5,934	$6,136	$6,019	$6,225
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
14.    Debt
Term Loan Facility
In November 2022, we entered into a term credit agreement, which provides for a two-year $1.5 billion term loan facility (“Term Loan Facility”) and we borrowed the full amount thereunder in December 2022. Borrowings under the Term Loan Facility can be prepaid without penalty. As of June 30, 2023, we had $1.5 billion in borrowings under our Term Loan Facility. The second quarter weighted average interest rate on borrowings under the Term Loan Facility was 6.84%.
The Term Loan Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate all of the commitments under the Term Loan Facility and require the immediate repayment of all outstanding borrowings under the Term Loan Facility. As of June 30, 2023, we were in compliance with this covenant with a ratio of 26%.
Revolving Credit Facility
As of June 30, 2023, we had borrowings of $450 million against our $2.5 billion unsecured Revolving Credit Facility. The second quarter weighted average interest rate on borrowings under the Revolving Credit Facility was 6.96%.
The Revolving Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Revolving Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Revolving Credit Facility. As of June 30, 2023, we were in compliance with this covenant with a ratio of 26%.
Commercial Paper Program
During the second quarter of 2023, we obtained ratings for our commercial paper from Moody’s, Standard & Poor’s and Fitch. Pursuant to our U.S. commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion U.S. commercial paper program is backed by our $2.5 billion Revolving Credit Facility and can be used to fund short-term working capital requirements. We did not issue commercial paper during the second quarter of 2023.
Debt Redemption
In March 2023, we repaid the $70 million 8.5% Senior Notes on the maturity date.
Long-term debt
At June 30, 2023, we had $5.9 billion of total long-term debt outstanding. Long-term debt due within one year consists of $131 million of 8.125% Senior Notes, which were repaid in connection with their maturity on July 17, 2023. Refer to our 2022 Annual Report on Form 10-K for a listing of our long-term debt maturities.
Debt Remarketing
On April 3, 2023, we closed a $200 million remarketing to investors of sub-series 2017A-1 bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana revenue refunding bonds Series 2017. The bonds are subject to an interest rate of 4.05% and a mandatory purchase date of July 1, 2026. The repayment and new borrowing associated with the remarketed bonds are presented separately within Debt repayments and Borrowings, respectively, within the Consolidated Statements of Cash Flows.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

15.    Stockholders’ Equity
Our Board of Directors has authorized a share repurchase program. During the first six months of 2023, we repurchased approximately 29 million shares of our common stock pursuant to the share repurchase program at a cost of $706 million. Our remaining share repurchase authorization was approximately $1.8 billion at June 30, 2023. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Additionally, during the first six months of 2023 we repurchased $30 million of shares related to our tax withholding obligation associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
16.    Incentive Based Compensation
Stock options, restricted stock and restricted stock units
The following table presents a summary of activity for the first six months of 2023:

	Stock Options		Restricted Stock & Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,678,524	$28.86	4,651,196	$14.89
Granted	—	$—	1,832,506	$25.79
Exercised/Vested	(10,417)	$10.47	(2,597,783)	$11.99
Canceled	(122,054)	$33.68	(116,259)	$20.19
Outstanding at June 30, 2023	1,546,053	$28.61	3,769,660	$22.02
Stock-based performance unit awards
During the first six months of 2023, we granted 222,464 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $32.97. During the first six months of 2023, we stock settled the units related to the 2020 grant. At June 30, 2023, there were 686,266 outstanding stock-based performance units to be settled in shares to officers.
During the first six months of 2023, we also granted 222,464 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $23.22 as of June 30, 2023. During the first six months of 2023, we also cash settled the units related to the 2021 grant. At June 30, 2023, there were 389,507 units outstanding of the stock-based performance unit awards to be settled in cash to officers.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

17.    Defined Benefit Postretirement Plans
The following table summarizes the components of net periodic benefit costs (credits):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$4	$3	$—	$—
Interest cost	3	2	—	1
Expected return on plan assets	(2)	(3)	—	—
Amortization:
– prior service credit	(1)	(1)	(4)	(4)
– actuarial loss	—	1	1	—
Net settlement loss(a)	—	—	—	—
Net periodic benefit costs (credits)(b)	$4	$2	$(3)	$(3)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$7	$7	$—	$—
Interest cost	6	4	1	1
Expected return on plan assets	(4)	(5)	—	—
Amortization:
– prior service credit	(3)	(3)	(8)	(8)
– actuarial loss	—	1	1	1
Net settlement loss(a)	1	—	—	—
Net periodic benefit costs (credits)(b)	$7	$4	$(6)	$(6)
(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.
(b)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

During the first six months of 2023, we made contributions of $6 million to our funded pension plan and we expect to make additional contributions of $6 million this year. We also made payments of $3 million to each of our unfunded pension plan and other postretirement benefit plans.
18.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$5	$5	$11	$11	Other net periodic benefit credits
Amortization of actuarial loss	(1)	(1)	(1)	(2)	Other net periodic benefit credits
Net settlement loss	—	—	(1)	—	Other net periodic benefit credits
Income Tax	(1)	(1)	(2)	(2)	Provision (benefit) for income taxes
Total reclassifications of expense, net of tax	$3	$3	$7	$7	Net income

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

19.    Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2023	2022
Included in operating activities:
Interest paid(a)	$139	$99
Income taxes paid, net of refunds	$97	$93
Noncash investing activities:
Increase in asset retirement costs	$12	$3
(a)The increase during the six months ended June 30, 2023 compared to the same period in 2022 was primarily related to interest paid on borrowings under the Term Loan Facility and Revolving Credit Facility.
Other noncash investing activities include accrued capital expenditures for the six months ended June 30, 2023 and 2022 of $169 million and $116 million, respectively.
20.    Equity Method Investments
During the periods ended June 30, 2023 and December 31, 2022 our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

(In millions)	Ownership as of June 30, 2023	June 30, 2023	December 31, 2022
EGHoldings (a)	56%	$118	$287
Alba Plant LLC (b)	52%	163	155
AMPCO (c)	45%	149	135
Total		$430	$577
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized, 100% combined financial information for equity method investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income data:
Revenues and other income	$183	$459	$489	$833
Income from operations	43	306	202	535
Net income	$30	$272	$164	$476
Revenues from related parties were $5 million and $11 million for the three and six months ended June 30, 2023 and $7 million and $15 million for the three and six months ended June 30, 2022, respectively, with the majority related to EGHoldings in both periods.
Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Dividends and return of capital received by us totaled $249 million during the three and six months ended June 30, 2023 and $146 million and $200 million during the three and six months ended June 30, 2022, respectively.
Current receivables from related parties at June 30, 2023 and December 31, 2022 were $15 million and $36 million, respectively, which primarily related to EGHoldings in both periods. Payables to related parties at June 30, 2023 and December 31, 2022 were $14 million and $20 million, respectively, with the majority related to Alba Plant LLC in both periods.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

21.    Commitments and Contingencies
Various groups, including the State of North Dakota and three Indian tribes (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of June 30, 2023, we have a $165 million current liability in suspended royalty and working interest revenue, including interest, of which $144 million was included within accounts payable and $21 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $26 million for capital and expenses. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times in recent years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding the DOI’s position that the Disputed Land is held in trust for the Three Affiliated Tribes. While the latest M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, or a court. Depending on the ultimate outcome of this title dispute, the Three Affiliated Tribes could challenge the validity of certain of our leases relating to a portion of the disputed land, and if such challenge were successful it could result in operational delays and additional costs to us. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
We have received Notice of Violations (“NOV”)’s from the EPA related to allegations of violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice containing certain proposed injunctive terms relating to this enforcement action. The resolution of the enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. We maintain an accrual for estimated future costs related to this matter regarding actions required to retrofit or replace existing equipment, which we expect to incur over multiple years. Our accrual does not include possible monetary sanctions or costs associated with mitigation projects as we are currently unable to estimate those amounts. Through the date of this filing, there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our expectations and our accrual.
The Company received NOV’s from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of the Company’s oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. We initiated discussions with the EPA to resolve these matters. As we are still investigating these allegations, we are unable to estimate the potential loss associated with these matters, however, it is reasonably possible that resolution of these matters may result in a fine or penalty in excess of $300,000.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2023, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of June 30, 2023. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.

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
Compared to the same period of 2022, we experienced a decrease in revenue and net income from operations and operating cash flow, primarily as a result of lower commodity prices. Total company net sales volumes increased during the second quarter of 2023 when compared to prior year quarter. Below are certain key financial and operational highlights for the quarter:
Financial and operational results
•Our net income was $287 million in the second quarter of 2023 as compared to net income of $966 million in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers decreased $684 million compared to the same quarter last year as a result of lower realized commodity prices, partially offset by increased sales.
◦We recorded a net gain of $3 million on commodity derivatives as compared to a net loss of $27 million during the same quarter last year.
◦Income from equity method investments decreased $130 million compared to the same quarter last year as a result of lower realized commodity prices.
◦Depreciation, depletion and amortization was $559 million, which was an increase of $123 million as compared to the same quarter last year.
•Net sales volumes in the U.S. segment increased 26% compared to the same period last year, primarily driven by increased production from the acreage acquired from Ensign.
Prioritized return of capital to investors and maintained investment grade balance sheet
•In the first six months of 2023, we repurchased $706 million of shares through our share repurchase program.
•As of June 30, 2023, we have $215 million of cash on hand and $2.3 billion of total liquidity.

•Paid $125 million of dividends, or $0.20 per share, during the first six months of 2023, compared to dividends paid of $0.15 per share during the first six months of 2022.
•All three primary credit rating agencies continue to rate us as investment grade, with Fitch and Moody’s reaffirming our credit rating in June 2023.
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

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
United States (mboed)	356	283	26%	349	282	24%
International (mboed)	44	60	(27)%	50	60	(17)%
Total (mboed)	400	343	17%	399	342	17%
United States
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment. Effective in 2023, the Texas Delaware oil play, which was previously included within Other United States as an exploration property, was integrated into the Permian resource play. The increase in net sales volumes in our U.S. segment compared to the same period in the prior year was primarily a result of our acquisition of the Eagle Ford assets of Ensign in December 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	156	84	86%	150	82	83%
Bakken	108	114	(5)%	102	116	(12)%
Oklahoma	50	56	(11)%	52	54	(4)%
Permian	40	20	100%	43	20	115%
Other United States	2	9	(78)%	2	10	(80)%
Total United States	356	283	26%	349	282	24%

	Three Months Ended June 30, 2023
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Permian	Total
Crude oil and condensate	52%	63%	19%	53%	51%
Natural gas liquids	25%	23%	35%	25%	26%
Natural gas	23%	14%	46%	22%	23%

	Three Months Ended June 30,		Six Months Ended June 30,
Drilling Activity - U.S. Resource Plays	2023	2022	2023	2022
Gross Operated
Eagle Ford:
Wells drilled to total depth	30	32	65	62
Wells brought to sales	49	19	85	47
Bakken:
Wells drilled to total depth	27	10	45	24
Wells brought to sales	23	20	40	40
Oklahoma:
Wells drilled to total depth	3	—	4	3
Wells brought to sales	—	10	5	19
Permian:
Wells drilled to total depth	6	3	14	5
Wells brought to sales	8	—	16	—
International
Net sales volumes were lower during the three and six months ended June 30, 2023 as compared to the same period in the prior year primarily due to the impact of a turnaround completed in April 2023 and natural decline. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	44	60	(27)%	50	60	(17)%
Equity Method Investees
LNG (mtd)	1,716	2,601	(34)%	1,913	3,043	(37)%
Methanol (mtd)	1,047	964	9%	1,212	973	25%
Condensate and LPG (boed)	6,614	10,363	(36)%	7,709	8,648	(11)%
Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Commodity prices experienced significant volatility in 2022 and this has continued into 2023. Russia’s invasion of Ukraine was a geopolitical shock that caused energy prices to spike significantly higher in early to mid-2022. However, Russian oil production has remained at higher levels than expected, European gas shortages were averted as record levels of LNG were imported into that market and an exceptionally warm winter in both the US and Europe has refilled gas inventories to multi year highs causing prices to fall back significantly. Economic headwinds, caused by increasing interest rates as central banks continue to fight inflation, are a threat to demand growth as we move forward. In addition, demand growth in China will continue to have an impact as they emerge from strict COVID restrictions. Price volatility was also exacerbated by ongoing OPEC+ petroleum supply limitations and economic sanctions involving producer countries. We continue to expect commodity price volatility given the complex global dynamics of supply and demand that exist in the market. Refer to Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the second quarter and first six months of 2023 and 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$72.49	$110.10	(34)%	$73.57	$102.29	(28)%
Natural gas liquids (per bbl)	18.72	40.32	(54)%	21.25	38.84	(45)%
Natural gas (per mcf)(c)	1.89	6.84	(72)%	2.43	5.84	(58)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$73.56	$108.52	(32)%	$74.77	$101.77	(27)%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	74.93	112.35	(33)%	76.14	104.51	(27)%
Mont Belvieu NGLs (per bbl)(d)	20.49	41.73	(51)%	22.91	39.99	(43)%
Henry Hub natural gas settlement date average (per mmbtu)	2.10	7.17	(71)%	2.76	6.06	(54)%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $4.43 per bbl for the second quarter of 2022. Inclusion of realized gains (losses) on crude oil derivative instruments would have decreased average price realizations by $3.22 per bbl for the first six months of 2022.
(c)Inclusion of realized gains (losses) on natural gas derivative instruments would have minimal impact on average price realizations for the second quarter and first six months of 2023 and 2022.
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
International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil for the second quarter and first six months of 2023 and 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$53.64	$79.74	(33)%	$56.46	$71.14	(21)%
Natural gas liquids (per bbl)	1.00	1.00	—%	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$78.32	$113.54	(31)%	$79.75	$106.92	(25)%
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
Natural gas – Dry natural gas, processed by Alba Plant LLC on behalf of the Alba Unit Parties, is sold by the Alba field to EG LNG and AMPCO at fixed-price contracts resulting in realized prices not tracking market price. The gas sales contracts between Alba Unit and EG LNG and AMPCO expire on December 31, 2023 and in 2026, respectively. We derive additional value from the equity investment in our downstream gas processing units EG LNG and AMPCO. EG LNG sells LNG on a market-based contract and AMPCO markets methanol at market prices. In March 2023, we announced the signing of a HOA to progress the development of the Equatorial Guinea Regional Gas Mega Hub. The next phase involves processing Alba Unit gas under new contractual terms effective January 1, 2024, that would increase our exposure to global LNG market prices. In addition to processing Alba Unit gas, Alba Plant LLC and EG LNG process third-party gas from the Alen field under a combination of a tolling and a market linked profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investees. This profit-sharing arrangement provides exposure to global LNG market prices.
Results of Operations
Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended June 30,
(In millions)	2023	2022
Revenues from contracts with customers
United States	$1,440	$2,089
International	44	79
Segment revenues from contracts with customers	$1,484	$2,168
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended June 30, 2022	Price Realizations	Net Sales Volumes	Three Months Ended June 30, 2023
United States Price/Volume Analysis
Crude oil and condensate	$1,573	$(620)	$242	$1,195
Natural gas liquids	239	(179)	96	156
Natural gas	228	(227)	85	86
Other sales(a)	49			3
Total	$2,089			$1,440
International Price/Volume Analysis
Crude oil and condensate	$71	$(19)	$(13)	$39
Natural gas liquids	—	—	—	—
Natural gas	7	—	(3)	4
Other sales	1			1
Total	$79			$44
(a)Includes revenue from commodity volumes purchased for resale.
Net gain (loss) on commodity derivatives in the second quarter of 2023 was a net gain of $3 million, compared to a net loss of $27 million for the same period in 2022. We have commodity derivative contracts which settle against the NYMEX WTI and Henry Hub indexes. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 12 to the consolidated financial statements for further information.
Income from equity method investments decreased $130 million in the second quarter of 2023, when compared to the second quarter of 2022, primarily due to lower prices realized by our equity method investees during the second quarter of 2023, as well as lower production as a result of a turnaround at our E.G. facilities completed in April 2023.

Production expenses increased $50 million in the second quarter of 2023, when compared to the same period in 2022, primarily as a result of our acquisition of the Eagle Ford assets of Ensign in December 2022 and inflationary pressures when compared to the second quarter of 2022. In addition, in our International segment, production expenses were higher due to the April turnaround.
The following table provides production expense and production expense rates (expense per boe) for each segment:

	Three Months Ended June 30,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$191	$150	27%	$5.88	$5.80	1%
International	$23	$14	64%	$5.72	$2.83	102%
Shipping, handling and other operating decreased $30 million in the second quarter of 2023 when compared to the same period in 2022, primarily due to lower purchases of commodity volumes for resale to satisfy transportation commitments as compared to the prior period. The decrease is partially offset by an increase in third party consultant fees associated with a nonrecurring Eagle Ford severance tax refund during the second quarter of 2023.
Depreciation, depletion and amortization increased $123 million in the second quarter of 2023 primarily as a result of higher production volumes.
Our segments apply the units-of-production method to the majority of assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended June 30,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$547	$415	32%	$16.88	$16.11	5%
International	$10	$16	(38)%	$2.42	$2.80	(14)%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $97 million in the second quarter of 2023 primarily due to a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years and lower sales revenue in the second quarter of 2023, when compared to the same period in 2022.
Net interest and other increased $38 million in the second quarter of 2023 primarily as a result of increased interest expense associated with borrowings on our Term Loan Facility and Revolving Credit Facility. See Note 14 to the consolidated financial statements for further information.
Provision for income taxes decreased $201 million in the second quarter of 2023 primarily due to a decrease in income before income taxes for the current quarter when compared to the same period in 2022.

Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Three Months Ended June 30,
(In millions)	2023	2022
United States	$365	$846
International	30	160
Segment income	395	1,006
Items not allocated to segments, net of income taxes	(108)	(40)
Net income	$287	$966
United States segment income in the second quarter of 2023 was $365 million of income versus $846 million of income for the same period in 2022. The decrease in segment income is a result of the variances described above.
International segment income in the second quarter of 2023 was $30 million of income versus $160 million of income for the same period in 2022. The decrease was primarily due to lower price realizations and lower net sales volume by our equity method investees.
Items not allocated to segments, net of income taxes in the second quarter of 2023 was a loss of $108 million versus a loss of $40 million for the same period in 2022. The increase was primarily due to unrealized net losses on commodity derivatives in the second quarter of 2023 versus unrealized net gains on commodity derivatives in the same period of 2022, as well higher interest expense as a result of outstanding borrowings on our Term Loan Facility and Revolving Credit Facility.
Results of Operations
Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Revenues from contracts with customers are presented by segment in the table below:

	Six Months Ended June 30,
(In millions)	2023	2022
Revenues from contracts with customers
United States	$2,943	$3,803
International	108	126
Segment revenues from contracts with customers	$3,051	$3,929

Below is a price/volume analysis for each segment. Refer to Operations and Market Conditions for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Six Months Ended June 30, 2022	Price Realizations	Net Sales Volumes	Six Months Ended June 30, 2023
United States Price/Volume Analysis
Crude oil and condensate	$2,914	$(929)	$395	$2,380
Natural gas liquids	455	(269)	139	325
Natural gas	379	(317)	163	225
Other sales(a)	55			13
Total	$3,803			$2,943
International Price/Volume Analysis
Crude oil and condensate	$111	$(25)	$10	$96
Natural gas liquids	1	—	—	1
Natural gas	12	—	(3)	9
Other sales	2			2
Total	$126			$108
(a)Includes revenue from commodity volumes purchased for resale.
Net gain (loss) on commodity derivatives in the first six months of 2023 was a net gain of $18 million, compared to a net loss of $170 million for the same period in 2022. We have commodity derivative contracts that settle against the NYMEX WTI and Henry Hub indexes. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 12 to the consolidated financial statements for further information.
Income from equity method investments decreased $177 million for the first six months of 2023, primarily as a result of lower prices realized by our equity method investees during the first six months of 2023.
Production expenses for the first six months of 2023 increased by $99 million compared to the same period in 2022, primarily as a result of our acquisition of the Eagle Ford assets of Ensign in December 2022 and inflationary pressures when compared to the same period of 2022. In addition, in our International segment, production expenses were higher due to the April turnaround.
The following table provides production expense and production expense rates for each segment:

	Six Months Ended June 30,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$369	$291	27%	$5.85	$5.70	3%
International	$46	$25	84%	$5.06	$2.37	114%
Shipping, handling and other operating expenses decreased $53 million in the first six months of 2023 when compared to the same period in 2022, primarily due to lower purchases of commodity volumes for resale to satisfy transportation commitments in 2023 as compared to 2022.
Depreciation, depletion and amortization increased $220 million in the first six months of 2023 primarily as a result of higher production volumes.
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Six Months Ended June 30,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$1,052	$819	28%	$16.68	$16.06	4%
International	$22	$31	(29)%	$2.41	$2.80	(14)%
Net interest and other increased $98 million in the first six months of 2023 primarily as a result of increased interest expense associated with borrowings on our Term Loan Facility and Revolving Credit Facility.
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $106 million primarily due to lower sales revenue in the first six months of 2023, as well as a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years in the second quarter of 2023.
Provision (benefit) for income taxes reflects an effective income tax rate of 21% in the first six months of 2023. The tax benefit for income taxes in the first six months of 2022 included a non-cash tax benefit of $685 million arising from the partial release of a valuation allowance on certain U.S. and state deferred tax assets. See Note 6 to the consolidated financial statements for further information.
Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Six Months Ended June 30,
(In millions)	2023	2022
United States	$790	$1,507
International	119	275
Segment income	909	1,782
Items not allocated to segments, net of income taxes	(205)	488
Net income	$704	$2,270
United States segment income for the first six months of 2023 was $790 million of income versus a $1.5 billion of income for the same period in 2022. The decrease in segment income is a result of the variances described above.
International segment income for the first six months of 2023 was $119 million of income versus $275 million of income for the same period in 2022. The decrease was primarily due to lower prices realized by our equity method investees.
Items not allocated to segments, net of income taxes for the first six months of 2023 was $205 million of loss versus $488 million of income for the same period in 2022. The change from income to loss was primarily due to the partial release of a valuation allowance on certain U.S. and state deferred tax assets in the first six months of 2022, which resulted in a non-cash deferred tax benefit of $685 million. In addition, we had increased interest expense as a result of outstanding borrowings on our Term Loan Facility and Revolving Credit Facility, partially offset by a decrease in unrealized net losses on commodity derivatives in the first six months of 2023.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2022.

Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
(In millions)	2023	2022
Sources of cash and cash equivalents
Net cash provided by operating activities	$1,941	$2,745
Proceeds from revolving credit facility	980	—
Borrowings(a)	200	—
Equity method investments - return of capital	34	7
Other	9	30
Total sources of cash and cash equivalents	$3,164	$2,782
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(1,166)	$(687)
Repayments of revolving credit facility	(980)	—
Debt repayment(a)	(270)	(32)
Shares repurchased under buyback programs	(706)	(1,352)
Dividends paid	(125)	(108)
Purchases of shares for tax withholding obligations	(30)	(21)
Other	(6)	—
Total uses of cash and cash equivalents	$(3,283)	$(2,200)
(a)Includes repayment and new borrowing associated with April 2023 remarketing to investors of $200 million sub-series 2017A-1 bonds. See Note 14 to the consolidated financial statements for further information.
Sources of cash and cash equivalents
Cash flows generated from operating activities during the second quarter of 2023 were 29% lower compared to 2022, primarily as a result of lower realized commodity prices, partially offset by higher volumes resulting from our acquisition of the Eagle Ford assets of Ensign in December 2022.
During the first six months of 2023, we borrowed and repaid $980 million under our Revolving Credit Facility. See the Liquidity and Capital Resources section below for further information.
Uses of cash and cash equivalents
During the first six months of 2023, we repurchased approximately 29 million shares of our common stock pursuant to the share repurchase program at a cost of $706 million, paid dividends of $125 million and repaid the $70 million 8.5% Senior Notes on the maturity date. Additionally, we repurchased $30 million of shares during the first six months of 2023 related to our tax withholding obligations associated with the vesting of employee restricted stock awards and restricted stock units; these repurchases do not impact our share repurchase program authorization.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Six Months Ended June 30,
(In millions)	2023	2022
United States	$1,217	$718
International	2	—
Not Allocated to Segments (Corporate)	5	5
Total capital expenditures (accrued)	1,224	723
Change in capital expenditure accrual	(58)	(36)
Total use of cash and cash equivalents for property, plant and equipment	$1,166	$687

The increase in our capital expenditures for the U.S. segment in the first six months of 2023 compared to the same period in 2022 was largely driven by increased investment and drilling related to the Eagle Ford acreage we acquired from Ensign in December 2022. Additionally, inflationary pressures related to oil field services, labor, drilling materials and equipment, as well as timing of capital spend and increased activities in the first six months of 2023 compared to the same period in 2022, contributed to the increase in capital expenditures.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, capital market transactions and our Revolving Credit Facility. During the second quarter of 2023, we obtained ratings for our commercial paper from Moody’s, Standard & Poor’s and Fitch. Pursuant to our U.S. commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion U.S. commercial paper program is backed by our $2.5 billion Revolving Credit Facility and can be used to fund short-term working capital requirements. We did not issue commercial paper during the second quarter of 2023. At June 30, 2023, we had approximately $2.3 billion of liquidity consisting of $215 million in cash and cash equivalents and $2.1 billion available under our Revolving Credit Facility.
Our working capital requirements are supported by our cash and cash equivalents, U.S. commercial paper program and our Revolving Credit Facility. We may issue commercial paper, draw on our Revolving Credit Facility to meet short-term cash requirements or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, dividends and other amounts that may ultimately be paid in connection with contingencies. See Note 21 to the consolidated financial statements for further discussion of how our commitments and contingencies could affect our available liquidity. General economic conditions, commodity prices, and financial, business and other factors could affect our operations and our ability to access the capital markets.
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
As of June 30, 2023, we had net borrowings of $450 million against our $2.5 billion Revolving Credit Facility and $5.9 billion of total long-term debt outstanding. Long-term debt due within one year consists of $131 million of 8.125% Senior Notes, which were repaid in connection with their maturity on July 17, 2023.
Both our Term Loan Facility and Revolving Credit Facility include a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our total debt-to-capital ratio was 26% at both June 30, 2023 and December 31, 2022. See Note 14 to the consolidated financial statements for further information.
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
Capital Requirements
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program. Our remaining authorization at June 30, 2023 was approximately $1.8 billion.
Dividends
On July 26, 2023, our Board of Directors approved a dividend of $0.10 per share payable September 11, 2023 to stockholders of record at the close of business on August 16, 2023.
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
Other Contractual Cash Obligations
As of June 30, 2023, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2022 Annual Report on Form 10-K.
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
Commodity Price Risk
As of June 30, 2023, we had open commodity derivatives related to crude oil and natural gas. Based on the June 30, 2023 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for natural gas) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at June 30, 2023	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$2	$(1)	$4
Derivative asset (liability) - Natural Gas	$7	$6	$8
Total	$9	$5	$12
Interest Rate Risk
At June 30, 2023, our portfolio of current and long-term debt is comprised of floating rate debt and fixed-rate instruments. Our Term Loan Facility and Revolving Credit Facility are floating rate debt instruments, which expose us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates. At June 30, 2023, we had $2.0 billion outstanding borrowings under floating rate debt instruments. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under these borrowings would increase our annual interest expense by approximately $20 million. Actual results may vary due to changes in the amount of floating rate debt outstanding.
At June 30, 2023, we had $3.9 billion outstanding borrowings under fixed-rate debt instruments. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At June 30, 2023, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the SOFR interest component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedges to the following as of June 30, 2023:

(In millions)	Fair Value at June 30, 2023	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$24	$28	$21
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2023.
During the first six months of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
We have received NOV’s from the EPA related to allegations of violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice containing certain proposed injunctive terms relating to this enforcement action. The resolution of the enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. We maintain an accrual for estimated future costs related to this matter regarding actions required to retrofit or replace existing equipment, which we expect to incur over multiple years. Our accrual does not include possible monetary sanctions or costs associated with mitigation projects as we are currently unable to estimate those amounts. While we do not believe resolution of this matter will have a material adverse effect on our business or operations, there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our expectations and our accrual.
The Company received NOV’s from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of the Company’s oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. The Company has initiated discussions with the EPA to resolve these matters. As we are still investigating these allegations, we are unable to estimate the potential loss associated with these matters, however, it is reasonably possible that the resolution of these matters may result in a fine or penalty in excess of $300,000.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil, during the quarter ended June 30, 2023, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
04/01/2023 - 04/30/2023	3,811,086	$24.93	3,811,086	$2,041,000,432
05/01/2023 - 05/31/2023	5,853,037	$22.98	5,853,037	$1,906,501,938
06/01/2023 - 06/30/2023	6,173,567	$22.96	6,173,567	$1,764,769,042
Total	15,837,690	$23.44	15,837,690
(a)No shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)Excludes 1% excise tax on share repurchases.
(c)Refer to our 2022 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity through December 31, 2022. As of June 30, 2023, we have approximately $1.8 billion of authorization remaining under the share repurchase program. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of June 30, 2023, were held as treasury stock.

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of February 24, 2016)	10-Q	3.2	8/4/2016
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request	10-K	4.2	2/28/2014
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
**
Furnished herewith. This certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2023		MARATHON OIL CORPORATION

	By:	/s/ Rob L. White
Rob L. White
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)