Form 10-Q
period 2023-09-30
MARATHON OIL CORP
filed 2023-11-02
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 585,247,358 shares of Marathon Oil Corporation common stock outstanding as of October 31, 2023.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues and other income:
Revenues from contracts with customers	$1,771	$2,008	$4,822	$5,937
Net gain (loss) on commodity derivatives	1	41	19	(129)
Income from equity method investments	38	190	140	469
Net gain on disposal of assets	1	2	6	1
Other income	2	6	19	25
Total revenues and other income	1,813	2,247	5,006	6,303
Costs and expenses:
Production	192	193	607	509
Shipping, handling and other operating	164	199	487	575
Exploration	20	73	46	92
Depreciation, depletion and amortization	583	460	1,662	1,319
Impairments	—	2	—	4
Taxes other than income	113	137	251	381
General and administrative	72	79	225	220
Total costs and expenses	1,144	1,143	3,278	3,100
Income from operations	669	1,104	1,728	3,203
Net interest and other	(94)	(52)	(268)	(128)
Other net periodic benefit credits	5	5	11	14
Income before income taxes	580	1,057	1,471	3,089
Provision for income taxes	127	240	314	2
Net income	$453	$817	$1,157	$3,087
Net income per share:
Basic	$0.75	$1.22	$1.88	$4.40
Diluted	$0.75	$1.22	$1.88	$4.39
Weighted average common shares outstanding:
Basic	603	670	615	701
Diluted	604	672	616	703
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net income	$453	$817	$1,157	$3,087
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	(4)	(3)	(17)	(6)
Change in derivative hedges unrecognized gain	—	7	1	23
Other	—	—	—	(1)
Other comprehensive income (loss)	(4)	4	(16)	16
Comprehensive income	$449	$821	$1,141	$3,103
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except par value and share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$174	$334
Receivables, net	1,434	1,146
Inventories	174	125
Other current assets	66	66
Total current assets	1,848	1,671
Equity method investments	421	577
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $25,377 and $23,876	17,411	17,377
Other noncurrent assets	239	315
Total assets	$19,919	$19,940
Liabilities
Current liabilities:
Accounts payable	$1,582	$1,279
Commercial paper	450	—
Payroll and benefits payable	67	90
Accrued taxes	128	171
Other current liabilities	279	364
Long-term debt due within one year	400	402
Total current liabilities	2,906	2,306
Long-term debt	4,876	5,521
Deferred tax liabilities	386	167
Defined benefit postretirement plan obligations	94	100
Asset retirement obligations	308	295
Deferred credits and other liabilities	123	154
Total liabilities	8,693	8,543
Commitments and contingencies (Note 21)
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at September 30, 2023 and December 31, 2022)	937	937
Held in treasury, at cost – 347 million shares and 304 million shares	(8,598)	(7,512)
Additional paid-in capital	7,163	7,203
Retained earnings	11,634	10,663
Accumulated other comprehensive income	90	106
Total stockholders’ equity	11,226	11,397
Total liabilities and stockholders’ equity	$19,919	$19,940
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,157	$3,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,662	1,319
Impairments	—	4
Exploratory dry well costs and unproved property impairments	41	85
Net gain on disposal of assets	(6)	(1)
Deferred income taxes	264	(137)
Unrealized loss on derivative instruments, net	8	4
Pension and other post retirement benefits, net	(27)	(28)
Stock-based compensation	32	28
Equity method investments, net	99	(130)
Changes in:
Current receivables	(298)	(221)
Inventories	(51)	(27)
Current accounts payable and accrued liabilities	166	300
Other current assets and liabilities	(17)	(57)
All other operating, net	(23)	75
Net cash provided by operating activities	3,007	4,301
Investing activities:
Additions to property, plant and equipment	(1,659)	(1,117)
Acquisitions, net of cash acquired	(15)	2
Disposal of assets, net of cash transferred to the buyer	(7)	8
Equity method investments - return of capital	57	12
Net cash used in investing activities	(1,624)	(1,095)
Financing activities:
Proceeds from revolving credit facility	1,018	—
Repayments of revolving credit facility	(1,468)	—
Proceeds from commercial paper borrowings, net	450	—
Borrowings	200	—
Debt repayments	(401)	(35)
Shares repurchased under buyback programs	(1,121)	(2,474)
Dividends paid	(186)	(162)
Purchases of shares for tax withholding obligations	(31)	(21)
All other financing, net	(4)	15
Net cash used in financing activities	(1,543)	(2,677)
Net increase (decrease) in cash and cash equivalents	(160)	529
Cash and cash equivalents at beginning of period	334	580
Cash and cash equivalents at end of period	$174	$1,109
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Nine Months Ended September 30, 2022
December 31, 2021 Balance	$—	$937	$(4,825)	$7,221	$7,271	$82	$10,686
Shares repurchased under buyback programs	—	—	(592)	—	—	—	(592)
Stock-based compensation	—	—	55	(43)	—	—	12
Net income	—	—	—	—	1,304	—	1,304
Other comprehensive income	—	—	—	—	—	8	8
Dividends paid (per share amount of $0.07)	—	—	—	—	(52)	—	(52)
March 31, 2022 Balance	$—	$937	$(5,362)	$7,178	$8,523	$90	$11,366
Shares repurchased under buyback programs	—	—	(760)	—	—	—	(760)
Stock-based compensation	—	—	4	8	—	—	12
Net income	—	—	—	—	966	—	966
Other comprehensive income	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.08)	—	—	—	—	(56)	—	(56)
June 30, 2022 Balance	$—	$937	$(6,118)	$7,186	$9,433	$94	$11,532
Shares repurchased under buyback programs	—	—	(1,122)	—	—	—	(1,122)
Stock-based compensation	—	—	—	10	—	—	10
Net income	—	—	—	—	817	—	817
Other comprehensive income	—	—	—	—	—	4	4
Dividends paid (per share amount of $0.08)	—	—	—	—	(54)	—	(54)
September 30, 2022 Balance	$—	$937	$(7,240)	$7,196	$10,196	$98	$11,187

Nine Months Ended September 30, 2023
December 31, 2022 Balance	$—	$937	$(7,512)	$7,203	$10,663	$106	$11,397
Shares repurchased under buyback programs	—	—	(334)	—	—	—	(334)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	35	(54)	—	—	(19)
Net income	—	—	—	—	417	—	417
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends paid (per share amount of $0.10)	—	—	—	—	(63)	—	(63)
March 31, 2023 Balance	$—	$937	$(7,814)	$7,149	$11,017	$99	$11,388
Shares repurchased under buyback programs	—	—	(372)	—	—	—	(372)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	1	10	—	—	11
Net income	—	—	—	—	287	—	287
Other comprehensive loss	—	—	—	—	—	(5)	(5)
Dividends paid (per share amount of $0.10)	—	—	—	—	(62)	—	(62)
June 30, 2023 Balance	$—	$937	$(8,188)	$7,159	$11,242	$94	$11,244
Shares repurchased under buyback programs	—	—	(415)	—	—	—	(415)
Excise tax on shares repurchased	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	9	4	—	—	13
Net income	—	—	—	—	453	—	453
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Dividends paid (per share amount of $0.10)	—	—	—	—	(61)	—	(61)
September 30, 2023 Balance	$—	$937	$(8,598)	$7,163	$11,634	$90	$11,226
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K. The results of operations for the third quarter and first nine months of 2023 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
Accounting Standards Updates Adopted
No accounting standards were adopted in the third quarter of 2023 that had a material impact on our consolidated financial statements.
Accounting Standards Updates Not Yet Adopted
There were no issued but pending accounting standards expected to have a material impact on our consolidated financial statements.
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options and performance units in all periods, provided the effect is not antidilutive. The per share calculations below exclude 1 million of antidilutive stock options and performance units for the three and nine months ended September 30, 2023, and 1 million and 2 million of antidilutive stock options and performance units for the three and nine months ended September 30, 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$453	$817	$1,157	$3,087

Weighted average common shares outstanding	603	670	615	701
Effect of dilutive securities	1	2	1	2
Weighted average common shares, diluted	604	672	616	703
Net income per share:
Basic	$0.75	$1.22	$1.88	$4.40
Diluted	$0.75	$1.22	$1.88	$4.39

Dividends per share	$0.10	$0.08	$0.30	$0.23
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of September 30, 2023 and December 31, 2022, receivables from contracts with customers, included in receivables, less reserves for credit losses, were $1.1 billion and $875 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and nine months ended September 30:
United States

	Three Months Ended September 30, 2023
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$587	$580	$64	$164	$13	$1,408
Natural gas liquids	80	47	30	20	—	177
Natural gas	48	20	31	12	1	112
Other	2	—	—	—	1	3
Revenues from contracts with customers	$717	$647	$125	$196	$15	$1,700

	Three Months Ended September 30, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$523	$648	$104	$114	$39	$1,428
Natural gas liquids	49	82	63	16	6	216
Natural gas	56	67	105	22	11	261
Other	3	—	—	—	19	22
Revenues from contracts with customers	$631	$797	$272	$152	$75	$1,927

	Nine Months Ended September 30, 2023
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$1,606	$1,467	$205	$475	$35	$3,788
Natural gas liquids	215	125	102	60	—	502
Natural gas	141	69	95	30	2	337
Other	5	—	—	—	11	16
Revenues from contracts with customers	$1,967	$1,661	$402	$565	$48	$4,643

	Nine Months Ended September 30, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$1,526	$2,049	$341	$302	$124	$4,342
Natural gas liquids	148	263	191	46	23	671
Natural gas	145	156	256	55	28	640
Other	6	—	—	—	71	77
Revenues from contracts with customers	$1,825	$2,468	$788	$403	$246	$5,730

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

International (E.G.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Crude oil and condensate	$64	$75	$160	$186
Natural gas liquids	1	1	2	2
Natural gas	5	5	14	17
Other	1	—	3	2
Revenues from contracts with customers	$71	$81	$179	$207
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2023
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,700	$71	$—		$1,771
Net gain (loss) on commodity derivatives	7	—	(6)	(b)	1
Income from equity method investments	—	38	—		38
Net gain on disposal of assets	—	—	1		1
Other income	—	1	1		2
Less costs and expenses:
Production	173	19	—		192
Shipping, handling and other operating	162	2	—		164
Exploration	8	1	11	(c)	20
Depreciation, depletion and amortization	570	12	1		583
Taxes other than income	112	—	1		113
General and administrative	32	3	37		72
Net interest and other	—	—	94		94
Other net periodic benefit costs	—	—	(5)		(5)
Income tax provision (benefit)	145	11	(29)		127
Segment income (loss)	$505	$62	$(114)		$453
Total assets	$18,503	$1,072	$344		$19,919
Capital expenditures(a)	$444	$1	$4		$449
(a)Includes accruals and excludes acquisitions.
(b)Unrealized loss on commodity derivative instruments (See Note 12).
(c)Includes $11 million of unproved impairments related to Permian exploration leases.

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
(c)Includes dry well costs and unproved property impairments of $48 million for Louisiana Austin Chalk exploration leases and $14 million for Permian unproved property leases.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	U.S.		Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$4,643		$179	$—		$4,822
Net gain (loss) on commodity derivatives	27		—	(8)	(c)	19
Income from equity method investments	—		140	—		140
Net gain on disposal of assets	—		—	6		6
Other income	12		5	2		19
Less costs and expenses:
Production	542		65	—		607
Shipping, handling and other operating	482		5	—		487
Exploration	19		1	26	(d)	46
Depreciation, depletion and amortization	1,622		34	6		1,662
Taxes other than income	252	(b)	—	(1)		251
General and administrative	98		9	118		225
Net interest and other	—		—	268		268
Other net periodic benefit costs	—		—	(11)		(11)
Income tax provision (benefit)	372		29	(87)		314
Segment income (loss)	$1,295		$181	$(319)		$1,157
Total assets	$18,503		$1,072	$344		$19,919
Capital expenditures(a)	$1,661		$3	$9		$1,673
(a)Includes accruals and excludes acquisitions.
(b)Includes a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years.
(c)Unrealized loss on commodity derivative instruments (See Note 12).
(d)Includes $10 million of dry well expense associated with wells in Permian (See Note 9) and $11 million of unproved impairments related to Permian exploration leases.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$5,730	$207	$—		$5,937
Net loss on commodity derivatives	(125)	—	(4)	(b)	(129)
Income from equity method investments	—	469	—		469
Net gain on disposal of assets	—	—	1		1
Other income	10	5	10		25
Less costs and expenses:
Production	464	45	—		509
Shipping, handling and other operating	508	15	52		575
Exploration	30	—	62	(c)	92
Depreciation, depletion and amortization	1,260	45	14		1,319
Impairments	—	—	4		4
Taxes other than income	374	—	7		381
General and administrative	94	10	116		220
Net interest and other	—	—	128	(d)	128
Other net periodic benefit credit	—	—	(14)		(14)
Income tax provision (benefit)	655	110	(763)	(e)	2
Segment income	$2,230	$456	$401		$3,087
Total assets	$15,487	$1,294	$1,077		$17,858
Capital expenditures(a)	$1,124	$1	$11		$1,136
(a)Includes accruals and excludes acquisitions.
(b)Unrealized loss on commodity derivative instruments (See Note 12).
(c)Includes dry well costs and unproved property impairments of $48 million for Louisiana exploration leases and $14 million for Permian exploration leases.
(d)Includes a $17 million gain on 2025 interest rate swaps (See Note 12).
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
For the three and nine months ended September 30, 2023 and 2022, our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective income tax rate	22%	23%	21%	—%
•2022 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the nine months ended September 30, 2022, due to the first quarter 2022 release of the valuation allowance on certain U.S. and state deferred tax assets resulting in a non-cash deferred tax benefit of $685 million.
In August 2022, the President signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA enacted various income tax provisions, including a 15% corporate book minimum tax. The corporate book minimum tax, which became effective on January 1, 2023, applies to corporations with an average annual adjusted financial statement income that exceeds $1 billion for the preceding three years. Under current law and guidance, we do not anticipate being subject to the corporate book minimum tax in 2023 but anticipate that the corporate book minimum tax will apply in 2024. The U.S. Treasury is expected to publish further guidance and regulations that will be relevant to scoping considerations and the calculation of minimum income tax liabilities. As this guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes. We have made an accounting policy election to consider the effects of the corporate book minimum tax on the realizability of our deferred tax assets, carryforwards and tax credits as a period cost when they arise.
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
Changes in the allowance for credit losses were as follows:

(In millions)	September 30, 2023	December 31, 2022
Beginning balance as of January 1	$10	$15
Current period provision	3	(3)
Current period write offs	(2)	(2)
Recoveries of amounts previously reserved	(1)	—
Ending balance	$10	$10

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

(In millions)	September 30, 2023	December 31, 2022
Crude oil and natural gas liquids	$9	$15
Supplies and other items	165	110
Inventories	$174	$125
9.    Property, Plant and Equipment

(In millions)	September 30, 2023	December 31, 2022
United States	$17,098	$17,034
International	260	288
Corporate	53	55
Net property, plant and equipment	$17,411	$17,377
As of September 30, 2023 and December 31, 2022, we had $10 million and $20 million, respectively, of exploratory well costs capitalized greater than one year related to suspended wells. Management believes these wells exhibit sufficient quantities of hydrocarbons to justify potential development. All of the suspended wells require completion activities in order to classify the reserves as proved. The decrease during the nine months ended September 30, 2023 included a reduction in suspended well costs as we recorded $10 million of dry well expense associated with drilled and uncompleted exploratory wells in Permian.
10.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	September 30,
(In millions)	2023	2022
Beginning balance as of January 1	$340	$316
Incurred liabilities, including acquisitions	4	10
Settled liabilities, including dispositions	(27)	(8)
Accretion expense (included in depreciation, depletion and amortization)	11	11
Revisions of estimates	12	(1)
Ending balance as of September 30, total	$340	$328

Ending balance as of September 30, short-term	$32	$45

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

11. Leases
Lessee
Balance sheet information related to right-of-use (“ROU”) assets and lease liabilities was as follows:

(In millions)	Balance Sheet Location:	September 30, 2023	December 31, 2022
ROU assets:
Operating leases	Other noncurrent assets	$93	$123
Finance leases	Other noncurrent assets	20	24
Total ROU assets		$113	$147
Lease liabilities:
Current liabilities
Operating leases	Other current liabilities	$63	$94
Finance leases	Other current liabilities	7	6
Noncurrent liabilities
Operating leases	Deferred credits and other liabilities	35	32
Finance leases	Deferred credits and other liabilities	13	18
Total lease liabilities		$118	$150
Operating Leases
We enter into various lease agreements to support our operations including drilling rigs, compressors, buildings, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.
Finance Leases
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The initial lease term is five years and commenced in late September 2021 after the new Houston office was ready for occupancy. In March 2022, we made our first cash lease payment. During the nine months ended September 30, 2023 and 2022, we have made cash lease payments totaling approximately $16 million and $6 million, respectively. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of 100% of the total acquisition and construction costs.
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

(In millions)	Operating Lease Future Cash Receipts
2023	$2
2024	6
2025	6
2026	6
2027	6
Thereafter	42
Total undiscounted cash flows	$68

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

	September 30, 2023
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$3	$—	$3	Other current assets
Total Not Designated as Hedges	$3	$—	$3
Cash Flow Hedges
Interest Rate	$10	$—	$10	Other current assets
Interest Rate	15	—	15	Other noncurrent assets
Total Designated Hedges	$25	$—	$25
Total	$28	$—	$28

	December 31, 2022
(In millions)	Asset	Liability	Net Asset (Liability)	Balance Sheet Location
Not Designated as Hedges
Commodity	$10	$—	$10	Other current assets
Total Not Designated as Hedges	$10	$—	$10
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	15	—	15	Other noncurrent assets
Total Designated Hedges	$24	$—	$24
Total	$34	$—	$34
Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into crude oil and natural gas derivatives indexed to their respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through 2023 and 2024. These derivatives are three-way collars. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price or the Henry Hub price plus the difference between the floor and the sold put price. These crude oil and natural gas derivatives were not designated as hedges.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth outstanding derivative contracts as of September 30, 2023, and the weighted average prices for those contracts:

	2023	2024
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	10,000	20,000	20,000	—	—
Weighted average price per Bbl:
Ceiling	$97.59	$100.06	$100.06	$—	$—
Floor	$60.00	$67.50	$67.50	$—	$—
Sold put	$45.00	$52.50	$52.50	$—	$—
Natural Gas
Henry Hub Three-Way Collars
Volume (MMBtu/day)	50,000	—	—	$—	—
Weighted average price per MMBtu:
Ceiling	$11.14	$—	$—	$—	$—
Floor	$4.00	$—	$—	$—	$—
Sold Put	$2.50	$—	$—	$—	$—
The following table sets forth outstanding derivative contracts as of October 31, 2023, with their weighted average prices, and is inclusive of activities that occurred subsequent to September 30, 2023:

	2023	2024
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	10,000	40,000	40,000	20,000	20,000
Weighted average price per Bbl:
Ceiling	$97.59	$101.01	$101.01	$101.95	$101.95
Floor	$60.00	$66.25	$66.25	$65.00	$65.00
Sold put	$45.00	$51.25	$51.25	$50.00	$50.00
Natural Gas
Henry Hub Three-Way Collars
Volume (MMBtu/day)	50,000	—	—	$—	—
Weighted average price per MMBtu:
Ceiling	$11.14	$—	$—	$—	$—
Floor	$4.00	$—	$—	$—	$—
Sold Put	$2.50	$—	$—	$—	$—

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The unrealized and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Unrealized gain (loss) on derivative instruments, net	$(6)	$67	$(8)	$(4)
Realized gain (loss) on derivative instruments, net(a)	$7	$(26)	$27	$(125)
(a)During the third quarter and first nine months of 2023, net cash received for settled derivative positions was $6 million and $23 million, respectively. During the third quarter and first nine months of 2022, net cash paid for settled derivative positions was $56 million and $145 million, respectively.
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
Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a maturity date of September 9, 2026 to hedge variations in cash flows related to the interest rate component of future lease payments of our Houston office. As of September 30, 2023 and December 31, 2022, the notional amount of open interest rate swaps for the Houston office was $295 million. The weighted average secured overnight financing rate (“SOFR”) for the swaps was 1.43% as of both September 30, 2023 and December 31, 2022.
The Houston office lease commenced in September 2021, however, our first cash lease payment for February 2022 rent was paid in March 2022. The first settlement date for the interest rate swaps was in January 2022. During the nine months ended September 30, 2023, net cash received for the settled interest rate swap positions was $8 million. As of September 30, 2023, we expect to reclassify a $11 million gain from accumulated other comprehensive income into our consolidated statements of income over the next twelve months. See Note 11 for further details regarding Houston office lease.
13.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by hierarchy level.

	September 30, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$3	$—	$3
Interest rate - designated as cash flow hedges	—	25	—	25
Derivative instruments, assets	$—	$28	$—	$28

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$10	$—	$10
Interest rate - designated as cash flow hedges	—	24	—	24
Derivative instruments, assets	$—	$34	$—	$34
(a)Commodity derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 12.
As of September 30, 2023, our commodity derivatives include three-way collars. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For three-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
The forward starting interest rate swaps are measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 12 for details on the forward starting interest rate swaps.
Fair Values – Financial Instruments
Our current assets and liabilities include financial instruments, the most significant of which are receivables, commercial paper borrowings, the current portion of our long-term debt and payables. We believe the carrying values of our receivables, commercial paper borrowings and payables approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our credit rating and (3) our historical incurrence of and expected future insignificant bad debt expense, which includes an evaluation of counterparty credit risk.
The following table summarizes financial instruments, excluding receivables, commercial paper borrowings, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Other noncurrent assets	$9	$27	$10	$28
Total financial assets	$9	$27	$10	$28
Financial liabilities
Other current liabilities	$132	$198	$140	$204
Long-term debt, including current portion(a)	5,126	5,297	5,806	5,948
Deferred credits and other liabilities	45	45	73	73
Total financial liabilities	$5,303	$5,540	$6,019	$6,225
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

14.    Debt
Term Loan Facility
In November 2022, we entered into a term credit agreement, which provides for a two-year $1.5 billion term loan facility (“Term Loan Facility”) and we borrowed the full amount thereunder in December 2022. Borrowings under the Term Loan Facility can be prepaid without penalty. As of September 30, 2023, we had $1.5 billion in borrowings under our Term Loan Facility. The third quarter weighted average interest rate on borrowings under the Term Loan Facility was 7.10%.
The Term Loan Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate all of the commitments under the Term Loan Facility and require the immediate repayment of all outstanding borrowings under the Term Loan Facility. As of September 30, 2023, we were in compliance with this covenant with a ratio of 26%.
Subsequent to the quarter, we repaid $250 million of outstanding borrowings on October 31, 2023. We have $1.3 billion in borrowings remaining under our Term Loan Facility.
Revolving Credit Facility
In September 2023, we increased our $2.5 billion unsecured Revolving Credit Facility by $61 million to a total of $2.6 billion. Fees on the unused commitment of each lender, as well as the borrowing options under the Revolving Credit Facility, remain unaffected by the increase. We have the option to increase the commitment amount by up to an additional $939 million, subject to the consent of any increasing lenders. The Revolving Credit Facility maturity remains July 28, 2027.
During the third quarter of 2023, we utilized commercial paper borrowings to fully repay our outstanding borrowings against our $2.6 billion unsecured Revolving Credit Facility. The third quarter weighted average interest rate on borrowings under the Revolving Credit Facility was 6.82%.
The Revolving Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Revolving Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Revolving Credit Facility. As of September 30, 2023, we were in compliance with this covenant with a ratio of 26%.
Commercial Paper Program
During the second quarter of 2023, we obtained ratings for our commercial paper from Moody’s, Standard & Poor’s and Fitch. Pursuant to our commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion commercial paper program is backed by our $2.6 billion Revolving Credit Facility.
During the third quarter of 2023, we utilized our recently established commercial paper program to fund various short-term working capital requirements. As of September 30, 2023, we had $450 million of outstanding commercial paper maturing at various dates. The third quarter weighted average interest rate for commercial paper borrowings was 6.19%.
Debt Redemption
On July 17, 2023, we repaid the $131 million 8.125% Senior Notes in connection with their maturity date.
On March 1, 2023, we repaid the $70 million 8.5% Senior Notes in connection with their maturity date.
Long-term debt
At September 30, 2023, we had $5.3 billion of total long-term debt outstanding. Long-term debt due within one year consists of $200 million 2.1% Bonds and $200 million 2.125% Bonds which feature a mandatory put on July 1, 2024. Refer to our 2022 Annual Report on Form 10-K for a listing of our long-term debt maturities.
Debt Remarketing
On April 3, 2023, we closed a $200 million remarketing to investors of sub-series 2017A-1 bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana revenue refunding bonds Series 2017. The bonds are subject to an interest rate of 4.05% and a mandatory purchase date of July 1, 2026. The repayments and new borrowings associated with the remarketed bonds are presented separately within Debt repayments and Borrowings, respectively, within the Consolidated Statements of Cash Flows.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

15.    Stockholders’ Equity
Our Board of Directors has authorized a share repurchase program. During the first nine months of 2023, we repurchased approximately 45 million shares of our common stock pursuant to the share repurchase program at a cost of $1.1 billion. Our remaining share repurchase authorization was approximately $1.4 billion at September 30, 2023. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Additionally, during the first nine months of 2023 we repurchased $31 million of shares related to our tax withholding obligation associated with the vesting of stock-based compensation awards; these repurchases do not impact our share repurchase program authorization.
Subsequent to the quarter, we repurchased approximately $145 million of shares of our common stock through November 1, 2023. Effective November 1, 2023, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion.
16.    Incentive Based Compensation
Stock options, restricted stock and restricted stock units
The following table presents a summary of activity for the first nine months of 2023:

	Stock Options		Restricted Stock & Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,678,524	$28.86	4,651,196	$14.89
Granted	—	$—	1,845,409	$25.77
Exercised/Vested	(184,028)	$10.47	(2,729,366)	$12.49
Canceled	(374,431)	$34.41	(159,450)	$21.05
Outstanding at September 30, 2023	1,120,065	$30.03	3,607,789	$21.99
Stock-based performance unit awards
During the first nine months of 2023, we granted 222,464 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $32.97. During the first nine months of 2023, we stock settled the units related to the 2020 grant. At September 30, 2023, there were 686,266 outstanding stock-based performance units to be settled in shares to officers.
During the first nine months of 2023, we also granted 222,464 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $27.05 as of September 30, 2023. During the first nine months of 2023, we also cash settled the units related to the 2021 grant. At September 30, 2023, there were 389,507 units outstanding of the stock-based performance unit awards to be settled in cash to officers.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

17.    Defined Benefit Postretirement Plans
The following table summarizes the components of net periodic benefit costs (credits):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$4	$4	$—	$—
Interest cost	2	1	1	1
Expected return on plan assets	(3)	(2)	—	—
Amortization:
– prior service credit	(1)	(1)	(4)	(4)
– actuarial loss	—	—	—	—
Net settlement loss(a)	—	—	—	—
Net periodic benefit costs (credits)(b)	$2	$2	$(3)	$(3)

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$11	$11	$—	$—
Interest cost	8	5	2	2
Expected return on plan assets	(7)	(7)	—	—
Amortization:
– prior service credit	(4)	(4)	(12)	(12)
– actuarial loss	—	1	1	1
Net settlement loss(a)	1	—	—	—
Net periodic benefit costs (credits)(b)	$9	$6	$(9)	$(9)
(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest cost for that year.
(b)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
During the first nine months of 2023, we made contributions of $19 million to our funded pension plan and we expect to make additional contributions of $4 million this year. We also made payments of $3 million and $5 million to our unfunded pension plan and other postretirement benefit plans, respectively.
18.    Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$5	$5	$16	$16	Other net periodic benefit credits
Amortization of actuarial loss	—	—	(1)	(2)	Other net periodic benefit credits
Net settlement loss	—	—	(1)	—	Other net periodic benefit credits
Income Tax	(1)	(1)	(3)	(3)	Provision (benefit) for income taxes
Total reclassifications of expense, net of tax	$4	$4	$11	$11	Net income

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

19.    Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2023	2022
Included in operating activities:
Interest paid(a)	$251	$153
Income taxes paid, net of refunds	$103	$128
Noncash investing activities:
Increase in asset retirement costs	$16	$9
(a)The increase during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily related to interest paid on borrowings under the Term Loan Facility and Revolving Credit Facility.
Other noncash investing activities include accrued capital expenditures for the nine months ended September 30, 2023 and 2022 of $125 million and $99 million, respectively.
20.    Equity Method Investments
During the periods ended September 30, 2023 and December 31, 2022 our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

(In millions)	Ownership as of September 30, 2023	September 30, 2023	December 31, 2022
EGHoldings (a)	56%	$108	$287
Alba Plant LLC (b)	52%	160	155
AMPCO (c)	45%	153	135
Total		$421	$577
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized, 100% combined financial information for equity method investees is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income data:
Revenues and other income	$200	$499	$689	$1,332
Income from operations	77	358	279	893
Net income	$63	$335	$227	$811
Revenues from related parties were $6 million and $17 million for the three and nine months ended September 30, 2023 and $7 million and $22 million for the three and nine months ended September 30, 2022, respectively, with the majority related to EGHoldings in both periods.
Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Dividends and return of capital received by us totaled $47 million and $296 million during the three and nine months ended September 30, 2023 and $150 million and $350 million during the three and nine months ended September 30, 2022, respectively.
Current receivables from related parties at September 30, 2023 were $24 million with the majority related to EGHoldings and $36 million at December 31, 2022 which primarily related to Alba Plant LLC and EGHoldings. Payables to related parties at September 30, 2023 and December 31, 2022 were $17 million and $20 million, respectively, with the majority related to Alba Plant LLC in both periods.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

21.    Commitments and Contingencies
Various groups, including the State of North Dakota and the Mandan, Hidatsa and Arikara Nation or MHA Nation, also known as the Three Affiliated Tribes of the Fort Berthold Indian Reservation (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs (the “BIA”), have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of September 30, 2023, we have a $168 million current liability in suspended royalty and working interest revenue, including interest, of which $144 million was included within accounts payable and $24 million related to accrued interest was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $26 million for capital and expenses. To address a potential dispute with the Three Affiliated Tribes over the validity of certain of our leases, Marathon Oil has entered into an agreement pursuant to which we will pay an amount representing $50 million of the suspended royalties (inclusive of interest thereon) to the Three Affiliated Tribes. The agreement allows Marathon to recover all funds paid to the Three Affiliated Tribes (including by offsetting against production from other minerals leased to Marathon by the Three Affiliated Tribes) if a court ultimately determines that the Disputed Land is not held in trust for the Three Affiliated Tribes, but instead is owned by the State of North Dakota. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times in recent years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“2022 M-Opinion”) concluding that the Disputed Land is held in trust for the Three Affiliated Tribes. While the 2022 M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, the State of North Dakota, or a court. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
We have received Notice of Violations (“NOV”)’s from the EPA related to allegations of violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice. The resolution of the enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. We maintain an accrual for estimated potential monetary sanctions. Through the date of this filing, there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our expectations and our accrual.

The Company received NOV’s from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of the Company’s oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. We initiated discussions with the EPA to resolve these matters. At this time, we are unable to estimate the potential loss associated with these matters, however, it is reasonably possible that resolution of these matters may result in a fine or penalty in excess of $300,000.

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
At September 30, 2023, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation cost that might be incurred or the penalties that may be imposed.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of September 30, 2023. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.

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
Below are certain key financial and operational highlights for the quarter:
Financial and operational results
•Our net income was $453 million in the third quarter of 2023 as compared to net income of $817 million in the same period last year. Included in our financial results for the current quarter:
◦Revenues from contracts with customers decreased $237 million compared to the same quarter last year as a result of lower realized commodity prices, partially offset by increased sales. Lower realized commodity prices also resulted in lower income from equity method investments, which decreased $152 million compared to the same quarter last year.
◦Net sales volumes in the U.S. segment increased 25% compared to the same period last year, primarily driven by increased production from the acreage acquired from Ensign.
◦The increase in net sales volumes resulted in higher depreciation, depletion and amortization expense of $123 million as compared to the same quarter last year.
◦Our provision for income taxes decreased $113 million compared to the same quarter last year.
•Upon conclusion of the third quarter, we announced the signing of a 5-year firm LNG sales agreement for a portion of our equity gas from the Alba Field liquefied at EG LNG. The contract is effective January 1, 2024, and features a pricing structure linked to the Dutch Title Transfer Facility (TTF) index, providing us with significant incremental exposure to the European LNG market.

Prioritized return of capital to investors and maintained investment grade balance sheet
•In the first nine months of 2023, we repurchased $1.1 billion of shares through our share repurchase program. In addition, effective November 1, 2023, our Board increased our remaining share repurchase authorization to $2.5 billion.
•As of September 30, 2023, we have $174 million of cash on hand and $2.3 billion of total liquidity.
•We reduced our long-term debt, including the repayment at maturity of $70 million 8.5% Senior Notes on March 1, 2023 and $131 million 8.125% Senior Notes on July 17, 2023. In addition, subsequent to the quarter, we repaid $250 million of outstanding borrowings on our Term Loan Facility on October 31, 2023.
•During the first nine months of 2023, we paid $186 million of dividends, or $0.30 per share, compared to dividends paid of $0.23 per share during the first nine months of 2022. On October 25, 2023, our Board approved a 10% increase to our dividend payable to shareholders in the fourth quarter of 2023, to $0.11 per share.
•All three primary credit rating agencies continue to rate us as investment grade.
Outlook
Capital Budget
In February 2023, we announced a 2023 capital budget of $1.9 billion to $2.0 billion that prioritizes free cash flow generation over production growth, consistent with our disciplined capital allocation framework. Our expectation is our full year capital expenditures will be at the higher end of our range. Our production targets for 2023 include full year oil-equivalent production of 385 - 405 mboed, of which we are also trending towards the higher end of the range. We continue to monitor inflationary pressures given the labor market, commodity prices, supply chain challenges and geopolitical instability.
Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
United States (mboed)	369	295	25%	356	286	24%
International (mboed)	53	58	(9)%	51	59	(14)%
Total (mboed)	422	353	20%	407	345	18%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	158	90	76%	153	85	80%
Bakken	121	118	3%	108	116	(7)%
Oklahoma	46	54	(15)%	50	54	(7)%
Permian	42	24	75%	43	21	105%
Other United States	2	9	(78)%	2	10	(80)%
Total United States	369	295	25%	356	286	24%

	Three Months Ended September 30, 2023
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Oklahoma	Permian	Total
Crude oil and condensate	51%	64%	19%	52%	51%
Natural gas liquids	25%	22%	29%	24%	25%
Natural gas	24%	14%	52%	24%	24%

	Three Months Ended September 30,		Nine Months Ended September 30,
Drilling Activity - U.S. Resource Plays	2023	2022	2023	2022
Gross Operated
Eagle Ford:
Wells drilled to total depth	18	22	83	86
Wells brought to sales	38	48	123	95
Bakken:
Wells drilled to total depth	19	12	64	36
Wells brought to sales	25	9	65	49
Oklahoma:
Wells drilled to total depth	7	4	11	13
Wells brought to sales	4	—	9	19
Permian:
Wells drilled to total depth	5	6	19	12
Wells brought to sales	9	13	25	13
International
Net sales volumes were lower during the three and nine months ended September 30, 2023 as compared to the same period in the prior year primarily due to natural decline. The following table provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Equivalent Barrels (mboed)
Equatorial Guinea	53	58	(9)%	51	59	(14)%
Equity Method Investees
LNG (mtd)	1,670	2,536	(34)%	1,831	2,872	(36)%
Methanol (mtd)	1,208	956	26%	1,210	967	25%
Condensate and LPG (boed)	8,264	7,060	17%	7,896	8,113	(3)%

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Commodity prices experienced significant volatility in 2022 and this has continued into the third quarter of 2023. Russia’s invasion of Ukraine was a geopolitical shock that caused energy prices to spike significantly higher in early to mid-2022. However, Russian oil production has remained at higher levels than expected, European gas shortages were averted as record levels of LNG were imported into that market and an exceptionally warm 2022 / 2023 winter in both the U.S. and Europe has refilled gas inventories to multi year highs causing prices to fall back significantly. Recent events in the Middle East have added a further geopolitical risk premium to oil prices and the outlook for that region remains extremely uncertain. Economic headwinds, caused by elevated interest rates as central banks fight inflation, continue to be a threat to energy demand growth as we move forward. Price volatility was also exacerbated by ongoing OPEC+ petroleum supply limitations and economic sanctions involving producer countries. We continue to expect commodity price volatility given the complex global dynamics of supply and demand that exist in the market. Refer to Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the third quarter and first nine months of 2023 and 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$80.90	$93.67	(14)%	$76.13	$99.28	(23)%
Natural gas liquids (per bbl)	21.37	34.00	(37)%	21.29	37.14	(43)%
Natural gas (per mcf)(c)	2.28	7.84	(71)%	2.38	6.52	(63)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$82.22	$91.43	(10)%	$77.28	$98.25	(21)%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	84.00	96.12	(13)%	76.14	101.71	(25)%
Mont Belvieu NGLs (per bbl)(d)	23.13	36.08	(36)%	22.99	38.66	(41)%
Henry Hub natural gas settlement date average (per mmbtu)	2.55	8.20	(69)%	2.69	6.77	(60)%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have no impact on average price realizations for the third quarter 2023 and would have decreased average price realizations by $0.85 per bbl for the third quarter 2022. Inclusion of realized gains (losses) on crude oil derivative instruments would have no impact on average price realization for the first nine months of 2023 and would have decreased average price realizations by $2.39 per bbl for the first nine months of 2022.
(c)Inclusion of realized gains (losses) on natural gas derivative instruments would have minimal impact on average price realizations for the third quarter and first nine months of 2023 and 2022.
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

International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil for the third quarter and first nine months of 2023 and 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$64.30	$74.01	(13)%	$59.33	$72.26	(18)%
Natural gas liquids (per bbl)	1.00	1.00	—%	1.00	1.00	—%
Natural gas (per mcf)	0.24	0.24	—%	0.24	0.24	—%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$86.66	$100.71	(14)%	$82.05	$104.85	(22)%
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
In March 2023, we announced the signing of a HOA to progress the development of the Equatorial Guinea Regional Gas Mega Hub. In October 2023, we announced the signing of a 5-year firm LNG sales agreement for a portion of our Alba gas liquefied at EG LNG. The contract is effective January 1, 2024, and features a pricing structure linked to the Dutch Title Transfer Facility (TTF) index, providing us with significant incremental exposure to the European LNG market.
In addition to processing Alba Unit gas, Alba Plant LLC and EG LNG process third-party gas from the Alen field under a combination of a tolling and a market linked profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investees. This profit-sharing arrangement provides exposure to global LNG market prices.

Results of Operations
Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended September 30,
(In millions)	2023	2022
Revenues from contracts with customers
United States	$1,700	$1,927
International	71	81
Segment revenues from contracts with customers	$1,771	$2,008
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended September 30, 2022	Price Realizations	Net Sales Volumes	Three Months Ended September 30, 2023
United States Price/Volume Analysis
Crude oil and condensate	$1,428	$(223)	$203	$1,408
Natural gas liquids	216	(105)	66	177
Natural gas	261	(276)	127	112
Other sales(a)	22			3
Total	$1,927			$1,700
International Price/Volume Analysis
Crude oil and condensate	$75	$(10)	$(1)	$64
Natural gas liquids	1	—	—	1
Natural gas	5	—	—	5
Other sales	—			1
Total	$81			$71
(a)Includes revenue from commodity volumes purchased for resale.
Net gain on commodity derivatives in the third quarter of 2023 was $1 million, compared to a net gain of $41 million for the same period in 2022. We have commodity derivative contracts which settle against the NYMEX WTI and Henry Hub indexes. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 12 to the consolidated financial statements for further information.
Income from equity method investments decreased $152 million in the third quarter of 2023, when compared to the third quarter of 2022, primarily due to lower prices realized by our equity method investees during the third quarter of 2023.
Production expenses for the third quarter of 2023 decreased by $1 million compared to the same period in 2022. In the Eagle Ford, production expenses increased when compared to the prior year as a result of our acquisition of the Eagle Ford assets of Ensign in December 2022 and inflationary pressures. However, this increase was offset by decreased expenses in other areas as a result of less workover activity and expense projects when compared to the same period in 2022.
The following table provides production expense and production expense rates for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$173	$173	—%	$5.07	$6.40	(21)%
International	$19	$20	(5)%	$3.99	$3.55	12%

Shipping, handling and other operating expenses decreased $35 million in the third quarter of 2023 when compared to the same period in 2022, primarily due to lower legal costs and a decrease in purchases of commodity volumes for resale to satisfy transportation commitments as compared to the prior period, partially offset by an increase in shipping and handling costs due to increased volumes from our acquisition of the Eagle Ford assets of Ensign in December 2022.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The decrease in exploration expenses was primarily driven by lower impairments of unproved property leases and lower dry well costs in the third quarter of 2023 when compared the same period of 2022, primarily due to dry well costs and unproved property impairments in Louisiana Austin Chalk in the third quarter of 2022. See Note 5 to the consolidated financial statements for further information.
The following table summarizes the components of exploration expenses:

	Three Months Ended September 30,
(In millions)	2023	2022	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$16	$45	(64)%
Dry well costs	2	26	(92)%
Geological, geophysical and other	2	2	—%
Total exploration expenses	$20	$73	(73)%
Depreciation, depletion and amortization increased $123 million in the third quarter of 2023 primarily as a result of higher production volumes.
Our segments apply the units-of-production method to the majority of assets, including capitalized asset retirement costs; therefore, volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$570	$441	29%	$16.74	$16.20	3%
International	$12	$14	(14)%	$2.39	$2.82	(15)%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $24 million in the third quarter of 2023 primarily due to lower sales revenue in the third quarter of 2023, when compared to the same period in 2022.
Net interest and other increased $42 million in the third quarter of 2023 primarily as a result of increased interest expense associated with borrowings on our Term Loan Facility and Revolving Credit Facility.
Provision for income taxes decreased $113 million in the third quarter of 2023 primarily due to a decrease in income before income taxes for the current quarter when compared to the same period in 2022.

Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Three Months Ended September 30,
(In millions)	2023	2022
United States	$505	$723
International	62	181
Segment income	567	904
Items not allocated to segments, net of income taxes	(114)	(87)
Net income	$453	$817
United States segment income in the third quarter of 2023 was $505 million of income versus $723 million of income for the same period in 2022. The decrease in segment income is a result of the variances described above.
International segment income in the third quarter of 2023 was $62 million of income versus $181 million of income for the same period in 2022. The decrease was primarily due to lower prices realized by our equity method investees.
Items not allocated to segments, net of income taxes in the third quarter of 2023 was a loss of $114 million versus a loss of $87 million for the same period in 2022. The increase in loss was primarily due to unrealized net losses on commodity derivatives in the third quarter of 2023 versus unrealized net gains on commodity derivatives in the same period of 2022, partially offset by lower exploration expenses in 2023, as well as higher interest expense as a result of outstanding borrowings on our Term Loan Facility and Revolving Credit Facility.
Results of Operations
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Revenues from contracts with customers are presented by segment in the table below:

	Nine Months Ended September 30,
(In millions)	2023	2022
Revenues from contracts with customers
United States	$4,643	$5,730
International	179	207
Segment revenues from contracts with customers	$4,822	$5,937

Below is a price/volume analysis for each segment. Refer to Operations and Market Conditions for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Nine Months Ended September 30, 2022	Price Realizations	Net Sales Volumes	Nine Months Ended September 30, 2023
United States Price/Volume Analysis
Crude oil and condensate	$4,342	$(1,152)	$598	$3,788
Natural gas liquids	671	(374)	205	502
Natural gas	640	(591)	288	337
Other sales(a)	77			16
Total	$5,730			$4,643
International Price/Volume Analysis
Crude oil and condensate	$186	$(35)	$9	$160
Natural gas liquids	2	—	—	2
Natural gas	17	—	(3)	14
Other sales	2			3
Total	$207			$179
(a)Includes revenue from commodity volumes purchased for resale.
Net gain (loss) on commodity derivatives in the first nine months of 2023 was a net gain of $19 million, compared to a net loss of $129 million for the same period in 2022. We have commodity derivative contracts that settle against the NYMEX WTI and Henry Hub indexes. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 12 to the consolidated financial statements for further information.
Income from equity method investments decreased $329 million for the first nine months of 2023, primarily as a result of lower prices realized by our equity method investees during the first nine months of 2023.
Production expenses for the first nine months of 2023 increased by $98 million compared to the same period in 2022, primarily as a result of our acquisition of the Eagle Ford assets of Ensign in December 2022 and inflationary pressures, when compared to the same period of 2022. In addition, in our International segment, production expenses were higher due to the triennial turnaround in April.
The following table provides production expense and production expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$542	$464	17%	$5.58	$5.94	(6)%
International	$65	$45	44%	$4.69	$2.76	70%
Shipping, handling and other operating expenses decreased $88 million in the first nine months of 2023, when compared to the same period in 2022, primarily due to a decrease in purchases of commodity volumes for resale to satisfy transportation commitments and lower legal costs as compared to the prior period, partially offset by an increase in shipping and handling costs due to increased volumes from our acquisition of the Eagle Ford assets of Ensign in December 2022.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The decrease in exploration expenses was primarily driven by lower impairments of unproved property leases and lower dry well costs in the first nine months of 2023, when compared to the same period in 2022, primarily due to dry well costs and unproved property impairments in Louisiana Austin Chalk in the first nine months of 2022. See Note 5 to the consolidated financial statements for further information.

The following table summarizes the components of exploration expenses:

	Nine Months Ended September 30,
(In millions)	2023	2022	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$29	$59	(51)%
Dry well costs	12	26	(54)%
Geological, geophysical and other	5	7	(29)%
Total exploration expenses	$46	$92	(50)%
Depreciation, depletion and amortization increased $343 million in the first nine months of 2023 primarily as a result of higher production volumes.
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$1,622	$1,260	29%	$16.70	$16.11	4%
International	$34	$45	(24)%	$2.40	$2.80	(14)%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $130 million primarily due to lower sales revenue in the first nine months of 2023, as well as a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years recorded in June 2023.
Net interest and other increased $140 million in the first nine months of 2023 primarily as a result of increased interest expense associated with borrowings on our Term Loan Facility and Revolving Credit Facility.
Provision for income taxes reflects an effective income tax rate of 21% in the first nine months of 2023. The provision for income taxes in the first nine months of 2022 included a non-cash tax benefit of $685 million arising from the partial release of a valuation allowance on certain U.S. and state deferred tax assets, which was fully offset by the provision related to income earned by our operations in the first nine months of 2022. See Note 6 to the consolidated financial statements for further information.
Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Nine Months Ended September 30,
(In millions)	2023	2022
United States	$1,295	$2,230
International	181	456
Segment income	1,476	2,686
Items not allocated to segments, net of income taxes	(319)	401
Net income	$1,157	$3,087
United States segment income for the first nine months of 2023 was $1.3 billion of income versus $2.2 billion of income for the same period in 2022. The decrease in segment income is a result of the variances described above.

International segment income for the first nine months of 2023 was $181 million of income versus $456 million of income for the same period in 2022. The decrease was primarily due to lower prices realized by our equity method investees.
Items not allocated to segments, net of income taxes for the first nine months of 2023 was a loss of $319 million versus $401 million of income for the same period in 2022. The change from income to loss was primarily due to the partial release of a valuation allowance on certain U.S. and state deferred tax assets in the first six months of 2022, which resulted in a non-cash deferred tax benefit of $685 million. In addition, in first nine months of 2023, our interest expense increased as a result of outstanding borrowings on our Term Loan Facility and Revolving Credit Facility.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2022.
Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
(In millions)	2023	2022
Sources of cash and cash equivalents
Net cash provided by operating activities	$3,007	$4,301
Proceeds from revolving credit facility	1,018	—
Proceeds from commercial paper borrowings, net	450	—
Borrowings(a)	200	—
Equity method investments - return of capital	57	12
Other	—	23
Total sources of cash and cash equivalents	$4,732	$4,336
Uses of cash and cash equivalents
Additions to property, plant and equipment	$(1,659)	$(1,117)
Repayments of revolving credit facility	(1,468)	—
Shares repurchased under buyback programs	(1,121)	(2,474)
Debt repayments(a)	(401)	(35)
Dividends paid	(186)	(162)
Purchases of shares for tax withholding obligations	(31)	(21)
Acquisitions, net of cash acquired	(15)	2
Other	(11)	—
Total uses of cash and cash equivalents	$(4,892)	$(3,807)
(a)Includes repayment and new borrowing associated with April 2023 remarketing to investors of $200 million sub-series 2017A-1 bonds. See Note 14 to the consolidated financial statements for further information.
Sources of cash and cash equivalents
Cash flows generated from operating activities during the third quarter of 2023 were 30% lower compared to 2022, primarily as a result of lower realized commodity prices, partially offset by higher volumes resulting from our acquisition of the Eagle Ford assets of Ensign in December 2022.
During the first nine months of 2023, we borrowed $1.0 billion and repaid $1.5 billion under our Revolving Credit Facility. Additionally, we have net outstanding commercial paper borrowings of $450 million as of September 30, 2023. See the Liquidity and Capital Resources section below for further information.

Uses of cash and cash equivalents
During the first nine months of 2023, we repurchased approximately 45 million shares of our common stock pursuant to the share repurchase program at a cost of $1.1 billion, paid dividends of $186 million and repaid the $70 million 8.5% Senior Notes and $131 million 8.125% Senior Notes. Additionally, we repurchased $31 million of shares during the first nine months of 2023 related to our tax withholding obligations associated with the vesting of stock-based compensation awards; these repurchases do not impact our share repurchase program authorization.
During the third quarter of 2023, we utilized commercial paper borrowings to fully repay our $450 million outstanding borrowings against our $2.6 billion unsecured Revolving Credit Facility. See Note 14 to the consolidated financial statements for further information.
The following table shows capital expenditures by segment and reconciles to additions to property, plant and equipment as presented in the consolidated statements of cash flows:

	Nine Months Ended September 30,
(In millions)	2023	2022
United States	$1,661	$1,124
International	3	1
Not Allocated to Segments (Corporate)	9	11
Total capital expenditures (accrued)	1,673	1,136
Change in capital expenditure accrual	(14)	(19)
Total use of cash and cash equivalents for property, plant and equipment	$1,659	$1,117
The increase in our capital expenditures for the U.S. segment in the first nine months of 2023 compared to the same period in 2022 was largely driven by increased investment and drilling related to the Eagle Ford acreage we acquired from Ensign in December 2022. Additionally, inflationary pressures related to oil field services, labor, drilling materials and equipment in the first nine months of 2023, compared to the same period in 2022, contributed to the increase in capital expenditures.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, capital market transactions and our Revolving Credit Facility. During the second quarter of 2023, we obtained ratings for our commercial paper from Moody’s, Standard & Poor’s and Fitch. Pursuant to our commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion commercial paper program is backed by our $2.6 billion Revolving Credit Facility. At September 30, 2023, we had approximately $2.3 billion of liquidity consisting of $174 million in cash and cash equivalents and $2.1 billion available under our Revolving Credit Facility.
Our working capital requirements are supported by our cash and cash equivalents, commercial paper program and our Revolving Credit Facility. We may issue commercial paper, draw on our Revolving Credit Facility to meet short-term cash requirements or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, dividends and other amounts that may ultimately be paid in connection with contingencies. See Note 21 to the consolidated financial statements for further discussion of how our commitments and contingencies could affect our available liquidity. General economic conditions, commodity prices, and financial, business and other factors could affect our operations and our ability to access the capital markets.
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
Credit Arrangements and Borrowings
In November 2022, we entered into a two-year $1.5 billion Term Loan Facility and borrowed the full amount thereunder in December 2022. The Term Loan Facility can be prepaid without penalty. Subsequent to the quarter, we repaid $250 million of outstanding borrowings on October 31, 2023. We have $1.3 billion in borrowings remaining under our Term Loan Facility.
As of September 30, 2023, we had $5.3 billion of total long-term debt outstanding. Long-term debt due within one year consists of $200 million 2.1% Bonds and $200 million 2.125% Bonds which feature a mandatory put on July 1, 2024. In addition, as of September 30, 2023, we had outstanding commercial paper borrowings of $450 million.
Both our Term Loan Facility and Revolving Credit Facility include a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our total debt-to-capital ratio was 26% at both September 30, 2023 and December 31, 2022. See Note 14 to the consolidated financial statements for further information.
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
Capital Requirements
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program. Our remaining authorization at September 30, 2023 was approximately $1.4 billion. Subsequent to the quarter, our Board of Directors increased our remaining authorization to $2.5 billion effective on November 1, 2023.
Dividends
On October 25, 2023, our Board of Directors approved a dividend of $0.11 per share payable December 11, 2023 to stockholders of record at the close of business on November 15, 2023.
Income Taxes
As described in Note 6 to the consolidated financial statements, the IRA was signed into law during 2022. Under current law and guidance, we do not anticipate being subject to the corporate book minimum tax in 2023 but anticipate that corporate book minimum tax will apply in 2024. The U.S. Treasury is expected to publish further guidance and regulations that will be relevant to scoping considerations and the calculation of minimum income tax liabilities. As this guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes.
Other Contractual Cash Obligations
As of September 30, 2023, material changes to our contractual cash obligations compared to December 31, 2022 include the previously discussed repayment of $450 million outstanding borrowings against our $2.6 billion unsecured Revolving Credit Facility, which was due in 2027, and the addition of commercial paper borrowings of $450 million. In addition, we repaid $250 million of outstanding borrowings against our $1.5 billion Term Loan Facility on October 31, 2023.
Other than the items set forth above, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2022 Annual Report on Form 10-K.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, capital budget and allocations, reserve estimates, asset quality, production guidance, drilling plans, capital plans, future debt retirement, cost and expense estimates, asset acquisitions and dispositions, expected impacts of the IRA, tax assumptions and allowances, future financial position, statements regarding future commodity prices, and statements regarding management’s other plans and objectives for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plan,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would” or similar words may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. While we believe that our assumptions concerning future events are reasonable, these expectations may not prove to be correct. A number of factors could cause results to differ materially from those indicated by such forward-looking statements including, but not limited to:
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
•our ability to secure increased exposure to global LNG market prices and progress on the E.G. Gas Mega Hub;
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
Commodity Price Risk
As of September 30, 2023, we had open commodity derivatives related to crude oil and natural gas. Based on the September 30, 2023 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for natural gas) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at September 30, 2023	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$—	$(13)	$9
Derivative asset (liability) - Natural Gas	3	2	3
Total	$3	$(11)	$12
Interest Rate Risk
At September 30, 2023, our portfolio of current and long-term debt is comprised of floating rate debt and fixed-rate instruments. Our Term Loan Facility is a floating rate debt instrument, which exposes us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates. At September 30, 2023, we had $1.5 billion outstanding borrowings under floating rate debt instruments. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under these borrowings would increase our annual interest expense by approximately $15 million. Actual results may vary due to changes in the amount of floating rate debt outstanding.
At September 30, 2023, we had $3.8 billion outstanding borrowings under fixed-rate debt instruments. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At September 30, 2023, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the SOFR interest component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedges to the following as of September 30, 2023:

(In millions)	Fair Value at September 30, 2023	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) - designated as cash flow hedges	$25	$29	$22
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2023.
During the first nine months of 2023, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
We have received NOV’s from the EPA related to allegations of violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice. The resolution of the enforcement action will likely include monetary sanctions and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. We maintain an accrual for estimated potential monetary sanctions. While we do not believe resolution of this matter will have a material adverse effect on our business or operations, there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our expectations and our accrual.

The Company received NOV’s from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of the Company’s oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. The Company has initiated discussions with the EPA to resolve these matters. At this time, we are unable to estimate the potential loss associated with these matters, however, it is reasonably possible that the resolution of these matters may result in a fine or penalty in excess of $300,000.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil, during the quarter ended September 30, 2023, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
07/01/2023 - 07/31/2023	—	$—	—	$1,764,769,042
08/01/2023 - 08/31/2023	3,840,870	25.97	3,840,870	1,665,019,129
09/01/2023 - 09/30/2023	11,782,201	26.74	11,782,201	1,350,019,479
Total	15,623,071	$26.55	15,623,071
(a)No shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)Excludes 1% excise tax on share repurchases.
(c)Refer to our 2022 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity through December 31, 2022. As of September 30, 2023, we have approximately $1.4 billion of authorization remaining under the share repurchase program. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of September 30, 2023, were held as treasury stock.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of October 25, 2023)	8-K/A	3.2	10/30/2023
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request	10-K	4.2	2/28/2014
10.1*
Incremental Commitment Supplement, dated as of September 19, 2023, to the Amended and Restated Credit Agreement dated as of May 28, 2014, as amended by the First Amendment, dated as of May 5, 2015, the Second Amendment, dated as of June 22, 2017, the Third Amendment, dated as of October 18, 2018, the Fourth Amendment, dated as of September 24, 2019, the Fifth Amendment, dated as of December 4, 2020, the Sixth Amendment, dated as of June 21, 2021 and the Seventh Amendment, dated as of July 28, 2022, and as supplemented by the Incremental Commitments Supplement, dated as of March 4, 2016 and Incremental Commitments Supplement, dated as of July 11, 2017, among Marathon Oil Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions named therein.

10.2†*	Marathon Oil Corporation Executive Tax, Estate and Financial Planning Program, Amended and Restated Effective January 1, 2024
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
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

November 2, 2023		MARATHON OIL CORPORATION

	By:	/s/ Rob L. White
Rob L. White
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)