Form 10-K
period 2023-12-31
MARATHON OIL CORP
filed 2024-02-22
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission file number	1-1513
Marathon Oil Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-0996816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2023: $13,888 million. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 577,197,369 shares of Marathon Oil Corporation Common Stock outstanding as of February 16, 2024.
Documents Incorporated By Reference:
Portions of the registrant’s proxy statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

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
Ensign – Ensign Natural Resources.
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
HES – Health, Environment and Safety.
IRA – Inflation Reduction Act of 2022.
IRS – United States Internal Revenue Service.
LIBOR – London Interbank Offered Rate.
LNG – Liquefied natural gas.
LPG – Liquefied petroleum gas.
Liquid hydrocarbons or liquids – Collectively, crude oil, condensate and natural gas liquids.
Marathon Oil, the Company, we, our, us – Marathon Oil Corporation, including wholly owned and majority-owned subsidiaries, and ownership interests in equity method investees (corporate entities, partnerships, limited liability companies and other ventures over which Marathon Oil exerts significant influence by virtue of its ownership interest).
mbbld – Thousand barrels per day.
mboed – Thousand barrels of oil equivalent per day.
mbopd – Thousand barrels of oil per day.
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
Proved reserves – Proved crude oil and condensate, NGLs and natural gas reserves are those quantities of crude oil and condensate, NGLs and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
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
TTF – Title Transfer Facility, a natural gas index benchmark pricing location in the Netherlands; oftentimes serves as a proxy for the overall European LNG import market.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements, other than statements of historical fact, that give current expectations or forecasts of future events, including without limitation: our operational, financial and growth strategies, including drilling plans and projects, planned wells, rig count, inventory, seismic, exploration plans, maintenance activities, drilling and completion improvements, cost reductions, and financial flexibility; our ability to successfully effect those strategies and the expected timing and results thereof; our 2024 capital budget and the planned allocation thereof; planned capital expenditures and the impact thereof; expectations regarding future economic and market conditions and their effects on us; our financial and operational outlook, and ability to fulfill that outlook; our financial position, balance sheet, liquidity and capital resources, and the benefits thereof; resource and asset potential; reserve estimates; expected interest expense; growth expectations; the impact of assets we acquire to our financial metrics; our expectations regarding future LNG and methanol pricing, the entry into new LNG agreements and intentions to secure increased exposure to global LNG market prices; expected AMPCO diversions; and future production and sales expectations, and the drivers thereof. In addition, many forward-looking statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plans,” “positioned,” “projects,” “seek,” “should,” “targets,” “will,” “would” or similar words indicating that future outcomes are uncertain. While we believe that our assumptions concerning future events are reasonable, these expectations may not prove to be correct. A number of factors could cause results to differ materially from those indicated by such forward-looking statements including, but not limited to:
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
•unforeseen hazards such as weather conditions, a health pandemic, acts of war or terrorist acts and the governmental or military response thereto;
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
•impacts of the IRA;
•the risk that assets we acquire do not perform consistent with our expectations, including with respect to future production or drilling inventory;
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
Business Strategy
Marathon Oil is proud to responsibly produce the oil and gas the world needs while helping maintain the U.S. energy security. Being a safe and ethical operator mindful of our neighbors and communities is foundational to our business and for creating long-term value for all our stakeholders. Driven by talented people, innovation and a culture of continuous improvement, the future is ours to create.
Our overall business strategy is to responsibly deliver leading cash returns to shareholders which are sustainable long-term and resilient through all commodity price cycles. We expect to achieve our business strategy by adherence to a capital allocation framework that limits our capital expenditures relative to our expected cash flow from operations. We allocate capital to prioritize shareholder returns and per share growth, exercise discipline in reinvestment, retire outstanding debt and replenish inventory.
In February 2024, we announced a 2024 capital budget of $1.9 billion to $2.1 billion that prioritizes free cash flow generation and meaningful return of capital to shareholders, consistent with our disciplined capital allocation framework.
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
United States – U.S. Resource Plays
Eagle Ford – We have been operating in the South Texas Eagle Ford play since 2011. We operate more than 2,900 producing wells with core acreage in Karnes, Atascosa, Gonzales and Lavaca Counties. We also own and operate the Sugarloaf gathering system, a natural gas pipeline through the heart of our acreage in Karnes and Atascosa Counties. In the fourth quarter of 2022, we acquired from Ensign approximately 130,000 net proved and unproved acres with an average 97% working interest. The Ensign acreage provides accretive capital efficiency and financial returns with comparable oil productivity to our legacy program.
Bakken – We have been operating in the Williston Basin since 2006, targeting the Middle Bakken and Three Forks reservoir with our core acreage in McKenzie, Mountrail and Dunn Counties in North Dakota. We continue focusing investment in our high-return Myrmidon and Hector areas, while also delineating and extending our core acreage across the rest of our position.
Permian – We have been operating in the Northern Delaware basin since 2017, with the majority of our acreage in Eddy and Lea counties, primarily in the Wolfcamp and Bone Spring New Mexico plays. Our focus has been to advance our position through execution of strategic acreage trades, progress early delineation and development of our acreage, improve our cost structure and secure midstream solutions.
Oklahoma – With a history in Oklahoma that dates back more than 100 years, our primary focus is in the SCOOP Woodford and STACK Meramec plays, with net acreage rights to the Woodford, Springer, Meramec, Osage and other prospect intervals.
International Segment
We are engaged in oil and gas exploration, development and production activities in E.G. We include the results of our investments in a LPG processing plant and LNG and methanol production operations in E.G. in our International segment.
International
E.G. – We own a 63% and an 80% operated working interest in two separate production sharing contracts (Alba PSC and Block D PSC, respectively), which we produce from the Alba field, located offshore E.G. These production sharing contracts were unitized in 2017 resulting in the Alba Unit in which we own a 64% operated working interest.
E.G. – Gas Processing – The following facilities located on Bioko Island, all accounted for as equity method investments, allow us to further monetize natural gas production from the Alba field.
We own a 52% interest in Alba Plant LLC, which operates an onshore LPG processing plant. Alba field natural gas is processed by the LPG plant under a fixed-price long-term contract. The LPG plant extracts condensate and LPG from the natural gas stream and uses some of the remaining dry natural gas in its operations.
We also own 56% of EGHoldings, which operates a 3.7 mmta LNG production facility. Under EGHoldings’ sales and purchase agreement that ended on December 31, 2023, the purchaser took delivery of the LNG on Bioko Island, with pricing linked principally to the Henry Hub index. In 2023, we announced the signing of a 5-year firm LNG sales agreement for a portion of our equity gas from the Alba Field liquefied at EG LNG. The contract took effect on January 1, 2024, and features a pricing structure linked to the Dutch TTF index, providing us with significant incremental exposure to the European LNG market. EGHoldings’ gross sales of LNG from this production facility totaled approximately 1.2 mmta in 2023.
Additionally, Alba Plant LLC and EGHoldings process the third-party gas from the Alen field under a combination of a tolling fee and profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investments. Efforts are in progress to secure additional regional third-party gas volumes to be processed by Alba Plant LLC and EGHoldings thereby creating the E.G. Regional Gas Mega Hub.

We also own 45% of AMPCO, which operates a methanol plant. AMPCO had gross sales totaling 2,783 mtd in 2023. Methanol production is sold to customers in Europe and the U.S. In 2024, due to the expected arbitrage between LNG and methanol pricing, we expect to optimize our E.G. integrated gas operations by redirecting a portion of Alba Unit natural gas from AMPCO to the LNG production facility operated by EGHoldings.
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
The following tables set forth estimated quantities of our total proved crude oil and condensate, NGLs and natural gas reserves based upon SEC pricing for the year ended December 31, 2023:

	Crude Oil and Condensate (mmbbl)	NGLs (mmbbl)	Natural Gas (bcf)	Total (mmboe)	Total (%)
Proved Developed Reserves
U.S.	340	193	1,150	726	55%
E.G.	26	16	334	97	7%
Total proved developed reserves (mmboe)	366	209	1,484	823	62%
Proved Undeveloped Reserves
U.S.	278	112	644	497	38%
Total proved undeveloped reserves (mmboe)	278	112	644	497	38%
Total Proved Reserves
U.S.	618	305	1,794	1,223	93%
E.G.	26	16	334	97	7%
Total proved reserves (mmboe)	644	321	2,128	1,320	100%
Total proved reserves (%)	49%	24%	27%	100%
Productive and Drilling Wells
For our United States and International segments, the following table sets forth gross and net productive wells, service wells and drilling wells as of December 31 for the years presented:

	Productive Wells (a)
	Oil		Natural Gas		Service Wells		Drilling Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2023
U.S.	6,541	2,762	2,306	1,373	154	12	10	5
E.G.	—	—	17	11	—	—	—	—
Total	6,541	2,762	2,323	1,384	154	12	10	5
2022
U.S.	5,774	2,644	2,179	1,255	150	16
E.G.	—	—	17	11	—	—
Total	5,774	2,644	2,196	1,266	150	16
2021
U.S.	5,375	2,452	1,554	633	147	16
E.G.	—	—	19	12	—	—
Total	5,375	2,452	1,573	645	147	16
(a)Of the gross productive wells, wells with multiple completions operated by us totaled 6, 10 and 11 as of December 31, 2023, 2022 and 2021, respectively. Information on wells with multiple completions operated by others is unavailable to us.

Drilling Activity
Our drilling activity during the year ended December 31, 2023 increased compared with 2022, driven primarily by an increase in development wells in the Eagle Ford and Bakken. The table below sets forth the number of net productive and dry development and exploratory wells completed as of December 31 for the years presented, all of which reside in our United States segment:

	December 31,
	2023	2022	2021
Development Wells
Oil	145	126	137
Natural Gas	54	6	9
Dry	—	—	—
Total Development Wells	199	132	146
Exploratory Wells
Oil	14	20	19
Natural Gas	2	6	2
Dry	3	—	8
Total Exploratory Wells	19	26	29
Total Development and Exploratory Wells	218	158	175
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
The following table sets forth, by geographic area, the gross and net developed and undeveloped acreage held as of December 31, 2023:

	Developed		Undeveloped		Developed and Undeveloped
(In thousands)	Gross	Net	Gross	Net	Gross	Net
U.S.	1,457	1,017	34	29	1,491	1,046
E.G.	82	67	—	—	82	67
Total	1,539	1,084	34	29	1,573	1,113
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

	Net Undeveloped Acres Expiring
	Year Ended December 31,
(In thousands)	2024	2025	2026
U.S.	12	6	9
E.G.	—	—	—
Total	12	6	9

Net Sales Volumes
As of December 31, 2023, Eagle Ford and Bakken in the United States each contained 15% or more of our total proved reserves. As of December 31, 2022 and 2021, Eagle Ford, Bakken, and Oklahoma each contained 15% or more of our total proved reserves. Production for these fields along with our production from fields containing less than 15% of our total proved reserves are presented in the table below:

	December 31,
	2023	2022	2021
Net Sales Volumes
Crude oil and condensate (mbbld) (a)
United States
Eagle Ford	77	57	58
Bakken	71	71	74
Oklahoma	10	12	12
Permian	21	14	13
Other U.S.	2	5	4
E.G.	9	10	11
Total	190	169	172
NGLs (mbbld)
United States
Eagle Ford	37	15	15
Bakken	24	25	23
Oklahoma	16	17	17
Permian	10	5	5
Other U.S.	—	2	2
E.G.	5	7	7
Total	92	71	69
Natural gas (mmcfd)
United States
Eagle Ford	222	86	97
Bakken	94	87	90
Oklahoma	146	140	147
Permian	57	34	32
Other U.S.	2	16	13
E.G.	214	252	259
Total	735	615	638
Total sales volumes (mboed)
United States
Eagle Ford	151	86	89
Bakken	111	111	112
Oklahoma	50	52	54
Permian	41	25	23
Other U.S.	2	10	8
E.G.	50	59	61
Total	405	343	347
(a)The amounts correspond with the basis for fiscal settlements with governments, representing equity tanker liftings and direct deliveries of liquid hydrocarbons.

Average Sales Price and Production Costs per Unit are presented by geographic area:

	December 31,
(Dollars per unit)	2023	2022	2021
Average Sales Price per Unit (a)
Crude oil and condensate (bbl)
United States	$76.42	$95.58	$66.88
E.G.	57.50	68.67	57.46
Total	$75.55	$94.03	$66.25

NGLs (bbl)
United States	$21.20	$34.55	$28.89
E.G. (b)	1.00	1.00	1.00
Total	$19.93	$31.34	$26.19

Natural gas (mcf)
United States	$2.36	$6.11	$4.57
E.G. (b)	0.24	0.24	0.24
Total	$1.74	$3.70	$2.81

Average Production Costs per Unit (c)
United States	$10.98	$11.94	$9.99
E.G.	4.13	3.04	2.48
Total	$10.13	$10.42	$8.66
(a)Excludes gains or losses on commodity derivative instruments.
(b)Primarily represents fixed prices under long-term contracts with Alba Plant LLC, AMPCO and/or EGHoldings, which are equity method investees. We include our share of income from each of these equity method investees in our International segment.
(c)Taxes other than income (such as production, severance and property taxes) and purchases of commodity volumes for resale are excluded; however, shipping and handling as well as other operating expenses are included in the production costs used in this calculation. See Item 8. Financial Statements and Supplementary Data – Supplementary Information on Oil and Gas Producing Activities – Results of Operations for Oil and Gas Production Activities for more information regarding production costs.
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
Customers and their respective affiliates who accounted for 10% or more of our total commodity sales were as follows:

	December 31,
	2023	2022	2021
Percentage of Total Commodity Sales
Marathon Petroleum Corporation	22%	22%	17%
Trafigura Groupe Pte. Ltd.	12%	10%	N/A
Valero Marketing and Supply	11%	12%	10%

Gross Delivery Commitments
We have commitments to customers to deliver gross quantities of crude oil and condensate and natural gas under a variety of contracts. As of December 31, 2023, the contracts for fixed and determinable quantities were at variable, market-based pricing and related primarily to the following commitments:

	2024	2025	2026	Thereafter	Commitment Period Through
Eagle Ford
Crude and condensate (mbbld)	17	—	—	—	2024
Bakken
Crude and condensate (mbbld)	10	10	10	5	2027
Permian
Natural gas (mmcfd)	20	—	—	—	2024
EG
Natural gas (mmcfd)	53	53	53	53	2028
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
Government Regulations
Our businesses are subject to numerous laws and regulations, including those related to oil and gas exploration and production and to the protection of HES. New laws have been enacted or are otherwise being considered and regulations are being adopted by various regulatory agencies on a continuing basis. The costs of compliance with these new laws and regulations cannot be broadly appraised until their implementation becomes more defined. However, the current federal administration has begun implementing policies to increase regulation of oil and gas activity with the express purpose of transitioning the economy to lower-carbon sources of energy consistent with the administration’s focus on climate change. This administration’s climate policies have been wide-ranging and have included both legislative and executive branch action to address climate change and provide incentives to accelerate development of renewable resources.
The current administration has issued a number of executive and temporary orders and policy changes that address broad ranging issues including climate change, oil and gas activities on federal lands, infrastructure and environmental justice. These actions have been followed by a number of related final rules and regulatory proposals that are in various stages of the rulemaking process including: more stringent and potentially overlapping regulations of emissions from oil and gas activities, changes to the definition of WOTUS, increased barriers to access to federal lands for oil and gas development, increased protection for endangered species, more stringent permitting requirements for oil and gas facilities, additional disclosures for climate change risks and implementing regulations for provisions of the IRA.
We expect these rules and regulatory proposals, if finalized, may increase our administrative costs and affect the issuance of permits and/or agency approvals. If permits and approvals are not issued, or if unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned. At this time, we do not expect that the final rules or proposed or anticipated rulemakings will affect our operations materially differently than they would affect other companies with similar operations, size and financial strength. However, the finalized versions of the proposed rules or new rules could have a material adverse impact on our business individually or collectively, depending on the final terms and timing of implementation.

States in which we operate are also considering making proposals to address climate change or increase regulation of the oil and gas industry. While there are not currently climate-related regulations proposed or pending at the state level in our operating areas that we believe will result in material capital, operating, tax or other costs to the business at this time, such regulations could be proposed and/or passed into law in 2024 or beyond. Other regulations currently in place could be withdrawn and replaced with more stringent requirements in the future.
The Health, Environmental, Safety and Corporate Responsibility Committee of our Board of Directors is responsible for overseeing our position on public issues, including environmental, health and safety matters. Our Corporate Health, Environment, Safety and Security organization is responsible for ensuring that our operating organizations maintain environmental compliance systems that support and foster our compliance with applicable laws and regulations. Committees comprised of certain of our officers review our overall performance associated with various environmental compliance programs. We also have a Corporate Emergency Response Team (“CERT”) that oversees our response to any major environmental or other emergency incident involving us or any of our properties.
Environmental Remediation and Waste Management
Our business is subject to laws relating to remediation of environmental pollution and the storage, handling and disposal of waste. These laws, and their implementing regulations and other similar state and local laws and rules, can impose certain operational requirements for (i) minimization of pollution, (ii) monitoring, reporting and recordkeeping requirements or (iii) other operational or siting constraints on our business. These controls result in costs to remediate releases of regulated substances, including crude oil and produced water, into the environment, or require costs to remediate third-party sites to which we transported regulated substances for disposal. In some cases, these laws can impose strict liability for the entire cost of clean-up on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others (such as prior owners or operators of our assets) or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. We have incurred and will continue to incur capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations.
Waste regulations include those for management, storage, transportation and disposal. Additional or expanded regulations relating to oilfield waste may be adopted in the future that potentially impact the costs of compliance, handling, management and availability of disposal options.
Air and Climate Change
Concerns about emissions from oil and gas activities including volatile organic compounds, carbon dioxide, methane and other GHG’s may affect us and other similarly situated companies operating in the oil and gas industry. As described in more detail below, new rules and regulatory proposals seek to reduce emissions of GHG’s. As part of our commitment to environmental stewardship and as required by law, we estimate and publicly report certain GHG emissions from our operations. We are also working to continuously improve the accuracy and completeness of these estimates. Finally, we continue initiatives to highlight our commitment to improving environmental performance, including quantitative goals for the near-, medium- and long-term time horizon across three core areas of focus: GHG intensity, methane intensity and gas capture. We include a GHG emissions intensity target to our short-term incentive annual cash bonus scorecard to better reflect these initiatives.
Government entities and other groups have filed lawsuits in several states and other jurisdictions seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Marathon Oil has been named as a defendant in several of these lawsuits, along with numerous other companies. Similar lawsuits may be filed in other jurisdictions. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the claims made against us will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.

In June 2016, the EPA finalized amendments to the New Source Performance Standards (NSPS), known as Subpart OOOOa, focused on achieving additional methane and volatile organic compound reductions from new and modified oil and natural gas production and transmission facilities. In November 2021, the EPA issued a proposed rule intended to reduce methane emissions from new and existing oil and gas sources pursuant to newly created Subparts OOOOb and OOOOc. On December 2, 2023, the EPA announced the final language of Subparts OOOOb and OOOOc, which, among other things, require the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. The applicability date for Subparts OOOOb and OOOOc is December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. Additionally, in mid-2021, the State of New Mexico implemented regulations that seek to reduce GHG emissions in the state. In November 2022, BLM proposed a rule requiring additional royalties on methane emissions and regulations designed to limit venting and flaring on public and tribal lands, and a final rule is expected in early 2024. Although there may be an adverse financial impact (including compliance costs, potential permitting delays and increased regulatory requirements) associated with these initiatives, the extent and magnitude of impacts cannot be reliably or accurately estimated due to the present uncertainty regarding any additional measures and how they will be implemented.
The EPA finalized a more stringent NAAQS for ozone in October 2015. States that contain any areas designated as non-attainment, and any tribes that chose to do so, were required to develop implementation plans. The EPA may in the future designate additional areas, including but not limited to portions of the Permian Basin, as non-attainment, impacting areas in which we operate. In January 2023, the EPA proposed a rule that would lower the annual particulate matter of less than 2.5 microns (PM2.5) NAAQS from the current 12 micrograms per meter cubed (µg/m3) to a level between 9 µg/m3 and 10 µg/m3. A final rule was expected by the end of 2023 but is now expected in 2024. The implementation of this proposed limit, or the promulgation of a more stringent standard in the future, may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. Although there may be an adverse financial impact (including compliance costs, potential permitting delays and increased regulatory requirements) associated with this revised regulation (if finalized), the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding any additional measures and how they will be implemented.
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

Water
In 2014, the EPA and the U.S. Army Corps of Engineers (“Corps”) published proposed regulations which expand the scope of surface waters that are regulated under the federal CWA and its various programs known as WOTUS. In 2015, the EPA and the Corps issued a rule defining the scope of the EPA’s and the Corps’ jurisdiction over WOTUS, which never took effect before being replaced by the Navigable Waters Protection Rule (“NWPR”) in 2020. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. The EPA is undergoing a two-phase rulemaking process to redefine WOTUS, which could be impacted by the U.S. Supreme Court’s upcoming decision in Sackett v. EPA, a case regarding the proper test in determining whether wetlands qualify as WOTUS. A final rule, known as “Rule 1”, was announced by the EPA and the Corps in December 2022. In January 2023, the EPA and the Corps issued a final rule that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally.
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
Human Capital Management
Oversight and Management
At Marathon Oil, we believe talent is foundational to delivering on our corporate strategy. It allows us to consistently deliver on our framework for success, aimed at achieving sustainable free cash flow, meaningful return of capital to our shareholders and differentiated execution underpinned by a strong balance sheet, ESG excellence and our multi-basin portfolio. Intentional human capital management strategies enable us to attract, engage, develop and deploy our dedicated employees. We also believe in creating a safe, clean and ethical environment where employees feel empowered to make a difference in support of our business objectives and strategies. Our Vice President of Human Resources has leadership accountability for our workforce management policies and programs and reports directly to our CEO. She reviews quarterly talent data with our Executive Committee to assess the talent landscape and ensure measurement and accountability for human capital outcomes. Our Board of Directors provides oversight to our human capital management strategies as an integral part of our overall Enterprise Risk Management process. Due to the importance of our workforce capabilities, the Board of Directors receives updates on our human capital management measures as topical matters arise, such as talent as an enterprise risk, employee engagement, diversity and inclusion, succession, HES and corporate social responsibility. Please visit marathonoil.com/sustainability for information on all dimensions of our corporate social responsibility. The information contained on or accessible through our website is not incorporated by reference herein or otherwise made a part of this Annual Report on Form 10-K or any of our other filings with the SEC.

Our Culture
We believe in fostering an inclusive culture to ensure the strength and resilience of our business. With respectful relationships core to our culture, we are committed to creating an environment where everyone can achieve their full potential. Our Code of Business Conduct, which applies to our directors, officers, employees and other parties when they are acting on behalf of Marathon Oil, reinforces our long-standing commitment to high ethical standards and summarizes the fundamental importance of acting with integrity. It includes specific sections on Diversity, Equity and Inclusion (“DEI”), as well as Mutual Respect. These sections include an emphasis on fostering an inclusive work environment and making hiring, promotion and disciplinary decisions based on relevant qualifications, merit, performance and similar job-related factors. We believe our diversity of people, experiences and ideas provides us with a business advantage. We are committed to fair and nondiscriminatory hiring and to celebrating the diversity of our workforce.
Our Talent Landscape
As of December 31, 2023, we had 1,681 active, full-time employees worldwide. Approximately 74% of our full-time workforce was based in the United States with 26% in E.G. Through recruiting, training, workforce integration, education and vocational programs, we strive to have a workforce reflective of the areas in which we operate. In 2023 and as a result of intentional nationalization efforts, 94% of our MEGPL workforce was Equatoguinean.
In 2023, we completed the acquisition of Ensign, and were excited to welcome former Ensign employees to our One Team culture at Marathon Oil.
For the U.S. workforce, our average tenure for full-time employees as of December 31, 2023 was 8 years, with 32% of our full-time population having 10 or more years of experience. Women accounted for 30% of our U.S. full-time workforce, and people of color accounted for 32%. We encourage DEI and cultivate our collaborative team environment by making training courses on diversity and inclusive best practices available to all employees. In 2023, we expanded voluntary enterprise-wide DEI training to all field locations, including E.G., to continue to foster our One Team culture. We support Employee Resource Groups (“ERGs”) to promote diverse perspectives, encourage networking and allow continuous development activities. We also continued to support the mental well-being of our employees by focusing on educating and empowering our employees to talk about mental wellness and promoting the resources available to them.
Additionally, we continued to offer our workforce flexibility program to eligible employees, which preserves our collaborative One Team culture while also providing options for our employees to better manage their career, work-life balance and overall well-being. Further, we committed time this year to showcasing feedback from our employees that captures the unique characteristics that attract people to Marathon Oil and keep our employees engaged as part of our One Team culture. Aligned to that exercise, we also rolled out our new Total Rewards Statement, which offers employees a comprehensive and uniquely personalized view of their total rewards package.
Recognizing the cyclical nature of our business and the dynamic talent demands, we conduct a proactive risk analysis annually as part of our Enterprise Risk Management process, including a multi-year view of any potential talent risks to ensure we are prepared to respond to the macro-environment while setting ourselves up for long-term success. We fully leverage our common asset team organizational structure to drive knowledge sharing, collaboration and talent deployment across these teams which we believe results in efficiency gains and enhanced execution. We utilize a managed service provider to oversee efficient administration, equitable treatment and compliance auditing of our contingent labor workforce.
HES
We believe having a strong HES culture is a core value and engrained in all aspects of our business. We work to uphold our HES culture by attracting, developing and retaining individuals and partners who share our commitment to operational excellence and embodying our principles. Marathon Oil’s leadership establishes clear expectations to all personnel to comply with internal and external HES requirements. Furthermore, our HES values are embedded within our culture and the support we provide to our employees. We provide and require job specific HES training for our employees and safety-sensitive contractors as part of our Responsible Operations Management Systems (“ROMS”), which is a comprehensive operations integrity management system. This training includes stop work authority which is extended to all employees and contractors in the event of a potential safety risk or environmental impacts. We also have established Life Critical Expectations that focus on important protective measures for employees and contractors performing higher-risk activities, and Environmental Critical Expectations to help us continually improve our environmental performance.

We leverage our collective talent and seek diverse employee perspectives to address complex HES issues and events through the use of multi-functional teams and committees, such as our internal CERT and Emissions Management Committee (“EMC”). The EMC prioritizes GHG and methane emissions reduction opportunities across our enterprise and is responsible for ensuring appropriate funding is in place as part of our overall capital allocation process. Our commitment to addressing the dual challenge of meeting the world’s growing energy demands while also taking action on climate change is evidenced by GHG intensity featuring prominently as a metric linked directly to compensation outcomes.
Our values to collaborate, take ownership, be bold and deliver results enable us to excel, but that’s only possible if our workforce is safe. We actively look out for each other, maintain a safe work environment, protect the environment and continuously improve our procedures and train our workforce. Marathon Oil utilizes ROMS to manage risk and strives for a safe, healthy and secure workplace where all those involved can work free of injury and illness. Our Total Recordable Injury Rate (“TRIR”) is just one of the metrics we use to measure our success in providing a safe working environment and is linked directly to compensation outcomes. Marathon Oil strives to only partner with contractors who share our same commitment to HES. We carefully evaluate contractors through a rigorous supply chain process to verify they possess all necessary HES programs to execute work in a manner that meets our expectations.
Benefits
We attract and retain talent by offering benefit programs that are competitive and comprehensive. These programs create flexibility that allows employees to develop a meaningful career and overall well-being for themselves and their families. In 2022, we made the commitment to fund employee premiums for health plans through 2023 to help support them through ongoing inflationary pressures. In September 2023, we reaffirmed this commitment to cover the premiums for employees and their families through 2024. At that time, we also announced further enhanced benefits, including our wellness and fitness programs. Our goal is to support employees with benefit programs that are consistent with our vision and strategies. We align the value of the benefit programs to the local markets where we compete for talent, along with the broader oil and gas industry. We believe effective communication around our benefit programs helps ensure we understand employees’ perceptions and values around our benefits and that our employees understand the breadth and value of the benefits provided.
Compensation
Our success is based on financial performance and operational results, and we believe that our compensation program is an important driver of that success. The primary objectives of our programs are to pay for performance, encourage long-term stockholder value and pay competitively. To accomplish this, our compensation program is designed to reward employees for their performance and motivate them to continue to perform at a high level through both absolute feedback and relative performance assessment. The annual cash bonus is our short-term incentive for eligible employees, which reinforces both corporate and individual annual performance and prioritizes both financial and operational metrics. Eligible employees may also receive long-term incentives in the form of restricted stock unit awards that vest over multiple years to support retention and aligns employee interests with those of our stockholders, by driving value at the enterprise level. We provide market-competitive pay levels to attract and retain the best talent. We regularly benchmark each component of our pay program, including our benefit programs, against our peers and a broader subset of the oil and gas industry, to ensure we remain competitive. See the “Compensation Discussion and Analysis” section of our Annual Proxy for information on our Executive Officers.
Talent Development
We invest in talent processes that drive high performance. We take a multi-pronged approach to organizational learning, which is driven through our centralized on-demand development hub and informed by our enterprise-wide talent assessment process. Our organizational learning approach blends online, on-the-job and classroom training with 360 assessments and leadership coaching to ensure all employees receive the feedback, tools and time they need to reach their fullest potential. Continuous leadership development is offered to all leaders throughout the year and content is intentionally focused on learning objectives. These programs range from new manager trainings to executive-level business simulations. In 2023, we introduced a Leadership Development Program for mid-level and high potential employees, which combined training sessions, practical work experiences, professional coaching, behavioral assessments, team projects, self-study activities and more.

We review talent across the enterprise, measuring both technical and leadership capabilities. In 2023, we leveraged robust talent assessment data to further our understanding of the internal talent landscape which allowed for more comprehensive talent planning. These assessments helped to identify critical skill gaps, guide critical skills training and ensure the effective deployment of talent. Our talent planning processes are aligned and consistent across the organization to ensure top talent occupies our most critical roles. Our succession process is designed to ensure we have identified the experiences and exposures needed to prepare employees for success in future senior leadership roles. We utilize an employee mentoring program, which focuses on increasing communication, connection and trust to advance our culture. We also continued our Board of Directors mentoring program, which pairs senior leaders with directors. Additionally in 2023, we formalized communities of practice across all six of our petro-technical disciplines to further our culture of innovation and collaboration through knowledge and best practice sharing across our multiple basins.
Executive Officers
The executive officers of Marathon Oil and their ages as of February 1, 2024, are as follows:

Lee M. Tillman	62	Chairman, President and Chief Executive Officer
Dane E. Whitehead	62	Executive Vice President—Chief Financial Officer
Patrick J. Wagner	59	Executive Vice President—Corporate Development and Strategy
Mike Henderson	54	Executive Vice President—Operations
Kimberly O. Warnica	50	Executive Vice President—General Counsel and Secretary
Rob L. White	54	Vice President, Controller and Chief Accounting Officer
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
Mr. Henderson was appointed executive vice president, operations in March 2021, after having served as senior vice president, operations since May 2020, and as vice president of Regional Plays North since October 2017. Prior to that he held successive regional vice president roles since 2013 and managed operations in Oklahoma, North Dakota and Wyoming. Prior to his work in the resource plays, Mr. Henderson was development manager for international production operations in E.G. and has been involved in a number of Marathon Oil’s major projects in E.G., Norway and the Gulf of Mexico over the course of his career. Before joining Marathon Oil in 2004, he was employed by ExxonMobil, where he served in a number of operations and project management roles of increasing responsibility.

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
Mr. White was appointed vice president, controller and chief accounting officer in February 2022 after having served as vice president of internal audit since May 2020. Prior to that, he served as director of operations planning from January 2018 to May 2020 and director of central evaluation and financial planning from January 2014 to December 2017. Since joining Marathon Oil in 1991, Mr. White also served in various other leadership positions of increasing responsibility in corporate planning and domestic and international accounting, including manager of financial planning, manager of domestic accounting and accounting manager in E.G.
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
•political instability or armed conflict in oil and natural gas producing regions, such as the ongoing conflict between Russia and Ukraine, and in the Middle East;
•changes in weather patterns and climate;
•natural disasters such as hurricanes and tornadoes;
•the price and availability of alternative and competing forms of energy, such as nuclear, hydroelectric, wind and solar;
•the effect of conservation efforts;
•epidemics or pandemics, such as COVID-19;
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
The proved reserve information included in this Annual Report on Form 10-K has been derived from engineering and geoscience estimates. Estimates of crude oil and condensate, NGLs and natural gas were prepared, in accordance with SEC regulations, by teams of reservoir engineers and geoscience professionals and were reviewed and approved by our Corporate Reserves Group. Reserves were valued based on SEC pricing for the periods ended December 31, 2023, 2022 and 2021, as well as other conditions in existence at those dates.
If commodity prices in the future average below prices used to determine proved reserves at December 31, 2023, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. Future reserve revisions could also result from changes in capital funding, drilling plans and governmental regulation, among other things.
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
The marketability of our production depends in part on the availability, proximity and capacity of gathering and transportation pipeline facilities, rail cars, trucks and vessels. These facilities and equipment may be temporarily unavailable to us due to market conditions, regulatory reasons, mechanical reasons or other factors or conditions, and may not be available to us in the future on terms we consider acceptable, if at all. If any pipelines, rail cars, trucks or vessels become unavailable, we would, to the extent possible, be required to find a suitable alternative to transport our crude oil and condensate, NGLs and natural gas, which could increase the costs and/or reduce the revenues we might obtain from the sale of our production. All or a portion of our production in one or more regions may be interrupted or shut in from time to time due to a loss of access to suitable transportation. A pipeline shutdown could also have an impact on safety because it would require the use of additional trucks, rail cars and personnel. In addition, both the cost and availability of pipelines, rail cars, trucks or vessels to transport our production could be adversely impacted by new state or federal regulations relating to transportation of our products. Any significant change in market, regulatory or other conditions affecting our access to, or the availability of, these facilities and equipment, including due to our failure or inability to obtain access to these facilities and equipment on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

If we acquire crude oil and natural gas properties, our failure to fully identify existing and potential problems, including title problems, to accurately estimate reserves, production rates or costs, or to effectively integrate the acquired properties into our operations could materially and adversely affect our business, financial condition and results of operations.
We typically seek the acquisition of crude oil and natural gas properties and leases. For example, in December 2022, we completed the acquisition of the Eagle Ford assets of Ensign for total cash consideration of $3.0 billion. Although we perform reviews of properties to be acquired in a manner that we believe is diligent and consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential problems, including title problems, nor may they permit us to become sufficiently familiar with the properties in order to fully assess possible deficiencies and potential problems prior to closing. Properties and leases that we acquire may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through our due diligence. If title to property associated with our projects is challenged, we may have to expend funds defending any such claims and our ownership interest therein may be detrimentally affected if we lose. Even when problems with a property are identified, we often assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements. Moreover, there are numerous uncertainties inherent in estimating quantities of crude oil, NGLs and natural gas (as previously discussed), actual future production rates and associated costs with respect to acquired properties. Actual reserves, production rates and costs may vary substantially from those assumed in our estimates. In addition, an acquisition may have a material and adverse effect on our business and results of operations, particularly during the periods in which the operations of the acquired properties are being integrated into our ongoing operations or if we are unable to effectively integrate the acquired properties into our ongoing operations.
Our operations may be affected by Native American treaty, title and other rights or claims.
We are, and may in the future become, subject to various laws and regulations that apply to operators and other parties operating within the boundaries of Native American reservations in the United States. These laws and regulations may result in the imposition of certain fees, taxes, environmental standards, lease conditions or requirements to employ specified contractors or service providers. Any one of these requirements, or any delay in obtaining, or inability to obtain, the approvals or permits necessary to operate within the boundaries of Native American tribal lands, could adversely impact our operations and ability to explore and develop new and existing properties. Additionally, from time to time, disputes may arise between state or federal governments and Native American tribes regarding title to lands within the United States or questions of sovereignty between the states and Native American tribes. For example, the State of North Dakota and the Mandan, Hidatsa and Arikara Nation or MHA Nation, also known as the Three Affiliated Tribes of the Fort Berthold Indian Reservation (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs, have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times over the past five years with conflicting opinions. Most recently, on February 4, 2022, the DOI issued an opinion (“2022 M-Opinion”) concluding the DOI’s position that the Disputed Land is held in trust for the Three Affiliated Tribes. While the 2022 M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, the State of North Dakota or a court. Depending on the ultimate outcome of this title dispute, the Three Affiliated Tribes could challenge the validity of certain of our leases relating to a portion of the disputed land, and if such challenge were successful it could result in operational delays and additional costs, which could have a material and adverse effect on our business and results of operations. In addition, the process of addressing such claim or dispute, regardless of the outcome, could be expensive and time consuming and could result in delays which could have a material and adverse effect on our business, financial condition and results of operations.
Future exploration and drilling results are uncertain and involve substantial costs and risks.
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
The following is a summary of potential climate-related risks that could adversely affect us:
Policy and Legal Risks. Policy risks include actions that seek to lessen activities that contribute to adverse effects of climate change or to promote adaptation to climate change, such as the enactment of climate change-related regulations, policies and initiatives addressing alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures or responsible energy development, among other measures. These developments may reduce demand for products manufactured with, or powered by, petroleum products and the demand for, and in turn the prices of, the natural gas, crude oil, and NGLs that we sell. Policy actions also may include restrictions or bans on oil and gas activities, like the January 2021 Presidential and Secretarial orders, and the potential banning of hydraulic fracturing, which could lead to write-downs or impairments of our assets. Legal risks include potential lawsuits claiming, among other things, failure to mitigate impacts of climate change, failure to adapt to climate change and the insufficiency of disclosure around material financial risks. For instance, government entities and other groups have filed lawsuits in several states seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions and other alleged harm attributable to those fuels. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various theories. Marathon Oil has been named as a defendant in several of these lawsuits, along with numerous other companies. The increasing attention to global climate change risks has created the potential for a greater likelihood of governmental investigations and private and public litigation, which could increase our costs or otherwise adversely affect our business.

Market Risks. Markets could be affected by climate change through shifts in supply and demand for certain commodities, including oil and gas and other products dependent on oil and gas. Lower demand for our oil and gas production, or lower demand for products that use oil and gas as fuel sources or increased demand for lower-emission or more efficient products and services, could result in lower prices and lower revenues or adversely impact, among other things, the availability to us of necessary third-party services and facilities on which we rely. Market risk also may take the form of limited access to capital as investors shift investments to industries and alternative energy industries that may be, or be perceived to be, less carbon-intensive. In addition, certain investment advisers, banks and sovereign wealth, pension and endowment funds recently have been promoting divestment of investments in fossil fuel companies and pressuring lenders to limit funding to companies engaged in the extraction, production and sale of oil and gas. Some banks and asset managers have made climate-related pledges or guidelines for various initiatives or banking or investing activities, such as stopping the financing of Arctic drilling and coal companies. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. These initiatives could interfere with our business activities, operations and ability to access capital. Institutional lenders who provide financing to energy companies such as ours have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Such developments could result in downward pressure on the stock prices of oil and gas companies, including ours, and may also result in the restriction, delay or cancellation of infrastructure projects and energy production activities, ultimately impacting our future financial results.

Technology Risks. Technological improvements or innovations that support the transition to a lower-carbon economic system may have a significant impact on us. The development and use of emerging technologies relating to renewable or alternative forms of energy, battery storage and energy efficiency may lower demand for oil and gas, resulting in lower prices and revenues. In addition, many automobile manufacturers have announced plans to shift production from internal combustion engine to electric powered vehicles, and some states and foreign countries have announced bans on sales of internal combustion engine vehicles beginning as early as 2025, which would reduce demand for oil. Furthermore, as others within our industry use or develop new technological advances to lower emissions, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement new technologies at substantial costs. We may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations could be materially and adversely affected.
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
Physical Risks. Potential physical risks resulting from climate change may be event driven (including increased severity of extreme weather events, such as hurricanes, winter storms, droughts or floods) or longer-term shifts in climate patterns that may cause sea level rise or chronic heat waves. Potential physical risks may cause environmental or safety incidents, direct damage to assets, and indirect impacts such as supply or distribution chain disruption and also could include changes in water or other raw material availability, sourcing, pricing and quality, which could impact drilling and completions operations. These physical risks could adversely affect or delay demand for oil or natural gas, cause increased costs, production disruptions and lower revenues and substantially increase the cost or limit the availability of insurance. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning.
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
As of December 31, 2023, our total long-term debt was $5.0 billion, of which $1.6 billion is due within the next year. In addition, we had outstanding commercial paper of $450 million maturing at various dates. Our indebtedness could have important consequences to our business, including, but not limited to, the following:
•we may be more vulnerable to general adverse economic and industry conditions;
•a portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;
•our flexibility in planning for, or reacting to, changes in our industry may be limited;
•a financial covenant in our unsecured revolving credit facility (the “Revolving Credit Facility”) and Term Loan Facility stipulates that our total debt to total capitalization ratio will not exceed 65% as of the last day of any fiscal quarter, and if exceeded, may make additional borrowings more expensive and affect our ability to plan for and react to changes in the economy and our industry;
•we may be at a competitive disadvantage as compared to similar companies that have less debt; and
•additional financing in the future for working capital, capital expenditures, acquisitions or development activities, general corporate or other purposes may have higher costs and more restrictive covenants.

We may incur additional debt in order to fund our capital expenditures, acquisitions or development activities, or for general corporate or other purposes. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, crude oil and condensate, NGLs and natural gas prices, inflation, interest rates and financial, business and other factors will affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the principal and interest on our debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt. See Item 8. Financial Statements and Supplementary Data – Note 14 to the consolidated financial statements for a discussion of debt obligations.
Difficulty in accessing capital or a significant increase in our costs of accessing capital could adversely affect our business.
A downgrade of our credit ratings or other influences, including third-party groups promoting the divestment of fossil fuel equities or pressuring financial services companies to limit or curtail activities with fossil fuel companies, could negatively impact our cost of capital and our ability to access the capital markets, increase the interest rate and fees we pay on our commercial paper program, Revolving Credit Facility and Term Loan Facility, and may limit or reduce credit lines with our bank counterparties. We receive credit ratings on our debt obligations from the major credit rating agencies in the United States. Due to the volatility in worldwide crude oil, NGL and natural gas prices in recent years, credit rating agencies review companies in the energy industry periodically, including us. At December 31, 2023, our corporate credit ratings were: Standard & Poor’s Global Ratings Services BBB- (stable); Fitch Ratings BBB- (positive); and Moody’s Investor Services, Inc. Baa3 (stable). Each credit rating should be evaluated independently and is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal by the assigning rating organization from time to time. The credit rating process is contingent upon a number of factors, many of which are beyond our control. We could also be required to post letters of credit or other forms of collateral for certain contractual obligations, which could increase our costs and decrease our liquidity or letter of credit capacity under our Revolving Credit Facility. Limitations on our ability to access capital could adversely impact the level of our capital spending budget, our ability to manage our debt maturities, or our flexibility to react to changing economic and business conditions.
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
In November 2023, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion, however, this program may be suspended, modified, or discontinued by the Board of Directors at any time.
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
Our businesses are currently subject to numerous laws, regulations, executive orders and other requirements relating to the protection of the environment, including those relating to the discharge of materials into the environment such as the flaring of natural gas, waste management, pollution prevention, GHG emissions, including carbon dioxide and methane, prevention of seismicity and the protection of endangered species as well as laws, regulations and other requirements relating to public and employee safety and health and to facility security.
The current administration issued a number of executive and temporary orders that address broad ranging issues including climate change, oil and gas activities on federal lands, infrastructure and environmental justice. These actions have been followed by a number of related final rules and regulatory proposals that are in various stages of the rulemaking process. New rules, amendments to existing rules or extensions along with implementation of the announced policy positions and initiatives that flow from these orders may have a material adverse impact on our business.
Additionally, states in which we operate are considering proposals to address climate change or increase regulations of the oil and gas industry or impose additional regulations based on questions of sovereignty between the states and Native American tribes. We have incurred and may continue to incur capital, operating and maintenance and remediation expenditures as a result of these laws, regulations and other requirements or initiatives that are being considered or otherwise implemented. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our operating results could be adversely affected. The specific impact of these laws, regulations and other requirements may vary depending on a number of factors, including the age and location of operating facilities and production processes. We may also be required to make material expenditures to modify operations, install pollution control equipment, perform site clean-ups or curtail operations that could materially and adversely affect our business, financial condition, results of operations and cash flows. We may become subject to liabilities that we currently do not anticipate in connection with new, amended or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination. In addition, any failure by us to comply with existing or future laws, regulations and other requirements could result in civil penalties or criminal fines and other enforcement actions against us. For example, we have received Notices of Violations (“NOVs”)’s from the EPA related to alleged violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice. The resolution of the enforcement action will likely include monetary sanctions, for which we maintain an accrual of our estimate, and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. Through the date of this filing, we are unable to estimate the full financial impact associated with this matter, as there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our expectations and our accrual.

The President and his administration have already taken steps to address climate change, and we expect actions like these to continue, including additional orders, laws or regulations that could affect our operations. Our operations result in GHG emissions. Currently, various legislative or regulatory measures to address GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of review, discussion or implementation in the U.S. Internationally, the Paris Agreement requires signatory countries to set voluntary targets to reduce domestic GHG emissions. In February 2021, the President set a “nationally determined contribution” for U.S. GHG emissions under the Paris Agreement that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In addition, in September 2021, the President publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations 26th Conference of Parties, over 150 countries have joined the pledge. At the 27th Conference of Parties, the President announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. More recently, a number of countries have taken action calling for increasing renewable energy capacity and doubling energy efficiency improvements by 2030. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement.
In addition, the IRA passed by Congress in August 2022 includes a number of climate-focused spending initiatives aimed at climate resilience, enhanced response and preparation for extreme weather events and clean energy and transportation investments. The IRA also provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture and other programs directed at addressing climate change, including amendments to the Clean Air Act to impose a “waste emissions charge” on methane emissions of certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In order to implement the program, the IRA required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the IRA. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025, in advance of the deadline for GHG reporting for 2024 (March 2025). The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. In addition, a number of U.S. state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of carbon taxes, policies and incentives to encourage the use of renewable energy or alternative low-carbon fuels, the development of GHG inventories and cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties. New or existing legislation, regulations or international agreements could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls at our facilities and costs to administer and manage any potential GHG emissions or carbon trading or tax programs. These costs and capital expenditures could be material. Although uncertain, these developments could increase our costs, reduce the demand for crude oil and condensate, NGLs, and natural gas, stimulate demand for alternative forms of energy that do not rely on combustion of fossil fuels, limit future development opportunities, lower the value of our reserves, and create delays in our obtaining air pollution permits for new or modified facilities.
Regulations requiring the disclosure of GHG emissions and other climate-related information are also increasingly being adopted or proposed at the federal and state level. For example, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting, operational, technology and financial compliance costs, make some activities more difficult, time-consuming and costly and place strain on our personnel, systems and resources. We may also face increased litigation risks arising from climate-related disclosures required by regulations. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.

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
The production of oil and gas inherently involves the generation of produced water and oil and gas waste. State and federal regulatory agencies have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to anomalous seismic events. When caused by human activity, such events are called induced seismicity. Marathon Oil operates produced water injection wells and contracts for disposal of oil and gas waste in injection wells operated by third parties. Additionally, Marathon Oil uses hydraulic fracturing techniques throughout its U.S. operations.
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
Local political and economic factors in U.S. and global markets could have a material adverse effect on us. We are subject to the political, geographic and economic risks and possible terrorist or piracy activities or other armed conflict attendant to doing business within or outside of the U.S. There are also many risks associated with operations in E.G. including the possibility that the government may seize our property with or without compensation, may attempt to renegotiate or revoke existing contractual arrangements or may impose additional taxes or royalty burdens. Additionally, our international operations may be adversely affected by economic or geopolitical developments, regime changes, violence or other conflicts. Such developments could have a negative impact on our results of operations and cash flows. These developments or other international regulations or administrative impediments could adversely impact dividends or other distributions, and the timing thereof, from our equity method investees.
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

General Risks
Our sector and the broader U.S. economy experienced inflationary pressures in 2023 related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, it may impact our ability to procure materials and equipment on a cost-effective basis, or at all, and, as a result, our business, results of operations and cash flows could be materially and adversely affected.
Throughout 2023, we experienced variations in the costs of certain materials, including steel, rigs and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed U.S. labor force, inflation and other factors. Our budget process incorporates a forecast for inflation, and while we have incorporated inflationary factors into our 2024 business plan, inflation could outpace those assumptions in 2024. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine, and in the Middle East. We continue to undertake actions and implement plans to strengthen our supply chain strategy to address market pressures and protect the requisite access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and may continue to experience inflationary pressure on our cost structure. Unplanned supply chain constraints and inflationary pressures could continue to adversely impact our cost of operations if we are unable to mitigate these risks, and could also impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Changes in U.S. and international tax rules and regulations, or interpretations thereof, may materially and adversely affect our cash flows, results of operations and financial condition.
We are subject to income- and non-income-based taxes in the United States under federal, state, and local jurisdictions and in the foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our tax liabilities could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structure. For example, on August 16, 2022, the United States enacted the IRA, which is highly complex, subject to interpretation, and contains significant changes to U.S. tax law including, but not limited to, a 15% corporate book minimum tax and a 1% excise tax on stock repurchases. The U.S. Department of the Treasury and the IRS are expected to release further regulations and interpretive guidance implementing the legislation contained in the IRA. Under current law and guidance, we have not been subject to the corporate book minimum tax in 2023 but anticipate that the corporate book minimum tax will apply in 2024. We expect the corporate book minimum tax to have a material effect on our consolidated cash taxes and it is possible that the enactment of other changes in the U.S. corporate tax system could have a similar impact in the future.
Outbreaks of communicable diseases have adversely affected and may continue to adversely affect our business, financial condition and results of operations.
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
While demand for crude oil, condensate, NGLs, natural gas and other petroleum hydrocarbons significantly recovered as the COVID-19 pandemic evolved, we are unable to predict the future impact of epidemics and outbreaks of infectious diseases such as COVID-19 (including the emergence, contagiousness and threat of new and different strains), on overall economic activity and the demand for, and pricing of, our products. Epidemics and outbreaks of infectious diseases such as COVID-19, could have a negative impact on our operations; impact the ability of our counterparties to perform their obligations; result in voluntary and involuntary curtailments, delays or cancellations of certain drilling activities; impair the quantity or value of our reserves; result in transportation and storage capacity constraints; cause shortages of key personnel, including employees, contractors and subcontractors; interrupt global supply chains; increase impairments and associated charges to our earnings; impact our cash on hand, uses of cash and cause a decrease to our financial flexibility and liquidity. In addition, the risks associated with COVID-19 impacted, and epidemics and outbreaks of infectious diseases such as COVID-19, may in the future impact our workforce and the way we meet our business objectives, and such impact may be material.
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
From time to time, political and public sentiment with respect to, or impacts by, the oil and gas industry may result in adverse press coverage and other adverse public statements affecting our business. In recent years, companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, it could erode our stakeholder trust and thereby affect our brand and reputation.
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
Any of these hazards could result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. Various hazards have adversely affected us in the past, and damages resulting from a catastrophic occurrence in the future involving us or any of our assets or operations may result in our being named as a defendant in one or more lawsuits asserting potentially large claims or in our being assessed potentially substantial fines by governmental authorities. We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. Uninsured losses and liabilities arising from operating hazards could reduce the funds available to us for capital, exploration and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we have maintained insurance coverage for physical damage including at times resulting business interruption to our major onshore and offshore facilities, with significant self-insured retentions. In the future, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for our insurance policies will change over time and could escalate. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.
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

    For instance, government entities and other groups have filed lawsuits in several states seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions and other alleged harm attributable to those fuels. The lawsuits allege damages as a result of global warming and the plaintiffs are seeking unspecified damages and abatement under various theories. Marathon Oil has been named as a defendant in several of these lawsuits, along with numerous other companies. Similar lawsuits may be filed in other jurisdictions. The ultimate outcome and impact to us cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented cybersecurity controls and processes to identify, detect, protect against, respond to and recover from threats and cybersecurity risks. These threats and risks include, among other things: operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. Our approach is informed by external cybersecurity experts and aligns to the U.S. National Institute of Standards and Technology (NIST) framework and standards. Our senior vice president, Technology and Innovation and CIO (“CIO”), who has a Bachelor of Arts in computer science and over 35 years of business experience managing large-scale system environments and the associated risks from cybersecurity threats, and developing and implementing cybersecurity policies and procedures, oversees our cybersecurity program. In addition, our cybersecurity team has a diverse range of certifications from reputable organizations in the field, such as Cybersecurity and Infrastructure Security Agency (CISA), EC-Council (ECC), and Global Information Assurance Certification (GIAC), in addition to many vendor-specific certifications. Our enterprise risk management program considers cybersecurity risks alongside other Company risks. As part of our enterprise risk management process, our enterprise risk professionals consult with Company subject matter experts to gather information necessary to identify cybersecurity risks, and evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk.
Our cybersecurity risk management processes include a suite of IT and security policies and procedures, tabletop simulation exercises, technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. We also leverage government partnerships, industry and government associations, third-party benchmarking, internal and third-party audit results, threat intelligence feeds and other similar resources to inform our cybersecurity processes. Our technical controls are regularly evaluated and assessed, including through internal audits, by an annual third-party assessment of our cybersecurity posture and a biannual assessment of our cybersecurity standards, processes and team. Our Information Technology Steering Committee approves the implementation of new technologies and upgrades of our current systems using a formal process that includes a rigorous third-party risk assessment. This assessment evaluates and mitigates cyber risk associated with any new technology or suppliers before they are deployed. We employ continuous monitoring technology that provides real-time updates on our suppliers’ cyber security posture, alerting us to any significant changes due to cyber events or technological shifts. In our contractual process with third party providers, we require initial and ongoing certification of their cyber security and data protection standards.
To further cybersecurity awareness among our employees and contractors, we leverage formal mandatory training and incorporate other training and educational opportunities. We also maintain a cybersecurity incident response plan to guide our detection, response to, and recovery from cybersecurity incidents, which includes processes for assessing the severity of, escalating, containing, investigating and remediating incidents, as well as complying with legal and regulatory obligations and mitigating reputational impacts. We test our cybersecurity incident response and disaster recovery plans through an annual, scenario-based tabletop exercise. We also have processes and technologies to provide redundant computing and backup operations should a cyber incident occur that requires a full or partial data center recovery.
Furthermore, in 2023, we engaged a third party to conduct a Cyber Risk Quantification assessment. This assessment focused on estimating the likelihood and potential financial impact of a widespread ransomware attack within our network. It involved a thorough evaluation of both our current and planned cybersecurity capabilities.
Governance
Our Audit and Finance Committee, comprised fully of independent directors, is responsible for oversight of cybersecurity risk in connection with its oversight of the Company’s enterprise risk management process.

Marathon Oil’s senior leadership and the Audit and Finance Committee of our Board receive regular cybersecurity updates, with formal reporting to the Audit and Finance Committee at least annually. Our CIO regularly provides reports to senior leadership and the Audit and Finance Committee regarding our ongoing assessment of cybersecurity threats and risks, data security programs designed to prevent and detect threats, attacks, incursions and breaches, as well as management, mitigation and remediation of potential, and any actual, cybersecurity and information technology risks and breaches. In addition, the Audit and Finance Committee and management review reports from internal audit regarding evaluation of our information technology department on a regular basis.
To date, the Company has not experienced any material cybersecurity incidents and we are not aware of any cybersecurity risks that are reasonably likely to materially affect the Company. For additional information about the Company’s cybersecurity risks, please see Item 1A. Risk Factors.
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
Environmental Proceedings
The following is a summary of certain proceedings involving us that were pending or contemplated as of December 31, 2023, under federal and state environmental laws.
Government entities have filed lawsuits in several states seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions and other alleged harm attributable to those fuels. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various theories. Marathon Oil has been named as a defendant in several of these lawsuits, along with numerous other companies. Similar lawsuits may be filed in other jurisdictions. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the claims made against us will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.
As of December 31, 2023, we have sites across the country where remediation is being sought under environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information the accrued amount to address the clean-up and remediation costs connected with these sites is not material.
We have received Notices of Violation (“NOVs”)’s from the EPA related to alleged violations of the Clean Air Act with respect to our operations on the Ford Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice. The resolution of the enforcement action will likely include monetary sanctions, for which we maintain an accrual of our estimate, and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. Through the date of this filing, we are unable to estimate the full financial impact associated with this matter, as there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our expectations and our accrual.
We received NOVs from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of our oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. We have initiated discussions with the EPA to resolve these matters. As we are still investigating these allegations, we are unable to estimate the potential loss associated with this matter, however, it is reasonably possible that the resolution may result in a fine or penalty in excess of $300,000.
    If our assumptions relating to these costs prove to be inaccurate, future expenditures may exceed our accrued amounts.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which Marathon Oil common stock is traded is the New York Stock Exchange (“NYSE”) and is traded under the trading symbol ‘MRO’. As of January 31, 2024, there were 23,837 registered holders of Marathon Oil common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans – See “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.
Issuer Purchases of Equity Securities – The following table provides information about purchases by Marathon Oil, during the quarter ended December 31, 2023, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934. As of December 31, 2023, we have approximately $2.3 billion of authorization remaining under the share repurchase program.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
10/01/2023 - 10/31/2023	5,138,870	$26.97	5,138,870	$1,211,419,807
11/01/2023 - 11/30/2023	4,351,229	25.92	4,351,229	2,406,100,240
12/01/2023 - 12/31/2023	4,070,278	24.57	4,070,278	2,306,100,537
Total	13,560,377	$25.91	13,560,377
(a)No shares of restricted stock were delivered by employees to Marathon Oil, upon vesting, to satisfy tax withholding requirements.
(b)Excludes 1% excise tax on share repurchases.
(c)In January 2006, we announced a $2 billion share repurchase program. Our Board of Directors subsequently increased the authorization for repurchases under the program on multiple occasions, as detailed below, resulting in a cumulative authorization of $13.1 billion. This total authorized amount encompasses the entire lifecycle of the program, from 2006 - 2023, which includes share authorization approvals made prior to and subsequent of the spin-off of Marathon Petroleum Corporation in 2011.
The individual increases in the authorized share repurchase program were: $500 million in January 2007; $500 million in May 2007; $2 billion in July 2007; $1.2 billion in December 2013; $950 million in July 2019; $1.4 billion in November 2021; $1.4 billion in May 2022; $1.8 billion in November 2022; $1.3 billion in November 2023.
As of December 31, 2023, we had repurchased 407 million common shares at a cost of approximately $10.8 billion, excluding excise tax, transaction fees, and commissions. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination by the Board of Directors prior to completion. Shares repurchased as of December 31, 2023 were held as treasury stock.
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
Executive Overview
We are an independent exploration and production company, focused on U.S. resource plays: Eagle Ford in Texas, Bakken in North Dakota, STACK and SCOOP in Oklahoma and Permian in New Mexico and Texas. Our U.S. assets are complemented by our international operations in E.G. As shown below, our Vision and Mission are supported by our Foundation and Values. We expect to achieve our Vision by adherence to a capital allocation framework that limits our capital expenditures relative to our expected cash flow from operations. We allocate capital to prioritize shareholder returns and per share growth, exercise discipline in reinvestment, retire outstanding debt and replenish inventory.

In December 2022, we closed on a transaction to acquire approximately 130,000 net proved and unproved acres, with an average 97% working interest, in the Eagle Ford resource play from Ensign, for cash consideration of $3.0 billion.

Key 2023 highlights include:
Prioritized return of capital to investors and debt reduction
•During 2023, we generated $4.1 billion in cash from operations, which more than funded our capital program within our budget of $1.9 to $2.0 billion while meeting our production targets. Using cash from operations and cash on hand, we prioritized shareholder returns and per share growth and reduced our long-term debt, consistent with our disciplined capital allocation framework.
•We repurchased approximately $1.5 billion of shares through our share repurchase program, reducing our outstanding share count by 9% during the year. In addition, our Board increased our remaining share repurchase authorization to $2.5 billion in November 2023.
•We repaid $501 million of long-term debt, including $300 million of outstanding borrowings on our Term Loan Facility during the fourth quarter of 2023, $131 million 8.125% Senior Notes in July 2023 and $70 million 8.5% Senior Notes in March 2023.
•We increased dividends to shareholders, with dividends paid of $251 million, or $0.41 per share, during 2023, compared to dividends paid of $0.32 per share during 2022.
•As of December 31, 2023, we have $155 million in cash and $2.3 billion of total liquidity.
•All three primary credit rating agencies continue to rate us as investment grade.
Financial results
•Our net income was $1.6 billion in 2023 as compared to net income of $3.6 billion in 2022. Included in our financial results:
◦Revenues from contracts with customers decreased $1.1 billion compared to 2022, primarily as a result of lower realized commodity prices, partially offset by higher volumes, in 2023.
◦Net sales volumes in the U.S. segment increased 25% compared to 2022, primarily driven by increased production from the acreage acquired from Ensign.
◦The increase in net sales volumes resulted in higher depreciation, depletion and amortization expense of $458 million as compared to 2022.
◦Our provision for income taxes increased by $190 million compared to 2022, primarily as a result of a non-cash tax benefit of $685 million from the partial release of a valuation allowance on certain U.S. and state deferred tax assets recorded in the prior year, partially offset by lower income before taxes in 2023. See Note 7 to the consolidated financial statements for discussion of the increase in income taxes.
•During the third quarter of 2023, we announced the signing of a 5-year firm LNG sales agreement for a portion of our equity gas from the Alba Field liquefied at EG LNG. The contract is effective January 1, 2024, and features a pricing structure linked to the Dutch TTF index, providing us with significant incremental exposure to the European LNG market.
Outlook
In February 2024, we announced a 2024 capital budget of $1.9 billion to $2.1 billion that prioritizes free cash flow generation and meaningful return of capital to shareholders, consistent with our disciplined capital allocation framework. The midpoint of our oil production guidance for 2024 is 190 mbopd.
Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to the Consolidated Results of Operations section for a price-volume analysis for each of the segments.

Net Sales Volumes	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
United States (mboed)	355	25%	284	(1)%	286
International (mboed)	50	(15)%	59	(3)%	61
Total (mboed)	405	18%	343	(1)%	347

United States
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
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

Net Sales Volumes	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Equivalent Barrels (mboed)
Eagle Ford	151	76%	86	(3)%	89
Bakken	111	—%	111	(1)%	112
Oklahoma	50	(4)%	52	(4)%	54
Permian	41	64%	25	9%	23
Other United States	2	(80)%	10	25%	8
Total United States	355	25%	284	(1)%	286

Sales Mix - U.S. Resource Plays - 2023	Eagle Ford	Bakken	Oklahoma	Permian	Total
Crude oil and condensate	51%	64%	20%	54%	51%
NGLs	25%	22%	31%	23%	24%
Natural gas	24%	14%	49%	23%	25%

Drilling Activity - U.S. Resource Plays(a)	2023	2022	2021
Gross Operated
Eagle Ford:
Wells drilled to total depth	105	105	91
Wells brought to sales	127	111	117
Bakken:
Wells drilled to total depth	87	50	72
Wells brought to sales	88	53	71
Oklahoma:
Wells drilled to total depth	15	18	—
Wells brought to sales	15	33	8
Permian:
Wells drilled to total depth	29	21	—
Wells brought to sales	34	19	7
(a)Includes drilling activity operated under joint development agreements where we have a working interest in the well.

International
Net sales volumes in the segment were lower during the year ended December 31, 2023, primarily due to natural decline. The following table provides details regarding net sales volumes for our operations within this segment:

Net Sales Volumes	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Equivalent Barrels (mboed)
E.G.	50	(15)%	59	(3)%	61
Equity Method Investees
LNG (mtd)	1,790	(30)%	2,565	(13)%	2,941
Methanol (mtd)	1,252	18%	1,058	(7)%	1,140
Condensate and LPG (boed)	7,344	(8)%	7,969	(7)%	8,560
Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Commodity prices experienced significant volatility in 2022 after the Russia/Ukraine conflict began and this has continued into 2023. Recent events in the Middle East have added further volatility to energy prices and the outlook for that region remains extremely uncertain. Economic headwinds should diminish moving forward as inflation appears to have peaked and interest rates should fall over the course of 2024. However, the tailwind to annual energy demand growth from the post-COVID recovery has likely run its course and annual growth should be more in line with the long-term trend moving forward. Ongoing OPEC+ petroleum supply limitations and economic sanctions involving producer countries continue to add uncertainty to the price outlook. We expect commodity price volatility to continue given the complex global dynamics of supply and demand that exist in the market. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition – Critical Accounting Estimates for further discussion on how volatility in commodity prices could impact us.
United States
 The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for 2023, 2022 and 2021:

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Average Price Realizations(a)
Crude oil and condensate (per bbl)(b)	$76.42	(20)%	$95.58	43%	$66.88
NGLs (per bbl)(c)	21.20	(39)%	34.55	20%	28.89
Natural gas (per mcf)(d)	2.36	(61)%	6.11	34%	4.57
Benchmarks
WTI crude oil average of daily prices (per bbl)	$77.60	(18)%	$94.33	38%	$68.11
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	79.22	(19)%	97.74	41%	69.25
Mont Belvieu NGLs (per bbl)(e)	22.82	(36)%	35.78	23%	29.17
Henry Hub natural gas settlement date average (per mmbtu)	2.74	(59)%	6.64	73%	3.84
(a)Excludes gains or losses on commodity derivative instruments.
(b)Inclusion of realized gains (losses) on crude oil derivative instruments would have had no effect on average price realizations for 2023, while decreasing average price realizations by $1.90 per bbl and $4.76 per bbl, for 2022 and 2021, respectively.
(c)Inclusion of realized gains (losses) on NGL derivative instruments would have decreased average price realizations by $1.86 per bbl for 2021. We did not use NGL derivative instruments in 2022 and 2023.
(d)Inclusion of realized gains (losses) on natural gas derivative instruments would have increased average price realizations by $0.15 per mcf for 2023, while decreasing average price realizations by $0.16 per mcf and $0.56 per mcf for 2022 and 2021 respectively.
(e)Bloomberg Finance LLP: Y-grade Mix NGL of 55% ethane, 25% propane, 5% butane, 8% isobutane and 7% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
NGLs – The majority of our sales volumes are sold at reference to Mont Belvieu prices.
Natural gas – A significant portion of our volumes are sold at bid-week prices, or first-of-month indices relative to our producing areas.

International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil for 2023, 2022 and 2021:

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Average Price Realizations
Crude oil and condensate (per bbl)	$57.50	(16)%	$68.67	20%	$57.46
NGLs (per bbl)	1.00	—%	1.00	—%	1.00
Natural gas (per mcf)	0.24	—%	0.24	—%	0.24
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$82.47	(18)%	$100.78	43%	$70.68
(a)    Average of monthly prices obtained from the United States Energy Information Agency website.
Crude oil and condensate – Alba field liquids production is primarily condensate. We generally sell our share of condensate in relation to the Brent crude benchmark. Alba Plant LLC processes the rich hydrocarbon gas which is supplied by the Alba field under a fixed-price long term contract. Alba Plant LLC extracts NGLs and condensate which is then sold by Alba Plant LLC at market prices, with our share of the revenue reflected in income from equity method investments on the consolidated statements of income. Alba Plant LLC delivers the processed dry natural gas to the Alba Unit Parties for distribution to AMPCO and EG LNG.
NGLs – Wet gas is sold to Alba Plant LLC at a fixed-price long term contract resulting in realized prices not tracking market price. Alba Plant LLC extracts and keeps NGLs, which are sold at market price, with our share of income from Alba Plant LLC being reflected in the income from equity method investments on the consolidated statements of income.
Natural gas – Prior to 2024, dry natural gas, processed by Alba Plant LLC on behalf of the Alba Unit Parties, was sold by the Alba field to our equity investments EG LNG and AMPCO at fixed-price contracts resulting in realized prices not tracking market price. EG LNG sold LNG on a market-based contract and AMPCO markets methanol at market prices. The gas sales contract between Alba Unit and EG LNG expired on December 31, 2023. The gas sales contract with AMPCO expires in 2026.
In March 2023, we announced the signing of a Heads of Agreement (“HOA”) to progress the development of the E.G. Regional Gas Mega Hub. In October 2023, we announced the signing of a 5-year firm LNG sales agreement for a portion of our Alba gas liquefied at EG LNG. The contract is effective January 1, 2024, and features a pricing structure linked to the Dutch TTF index, providing us with significant incremental exposure to the European LNG market.
In addition to processing Alba Unit gas, Alba Plant LLC and EG LNG process third-party gas from the Alen field under a combination of a tolling and a market linked profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investees. This profit-sharing arrangement provides exposure to global LNG market prices.

Consolidated Results of Operations: 2023 compared to 2022
Revenues from contracts with customers are presented by segment in the table below:

	Year Ended December 31,
(In millions)	2023	2022
Revenues from contracts with customers
United States	$6,199	$7,268
International	208	272
Segment revenues from contracts with customers	$6,407	$7,540
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Year Ended December 31, 2022	Price Realizations	Net Sales Volumes	Year Ended December 31, 2023
United States Price/Volume Analysis
Crude oil and condensate	$5,552	$(1,269)	$779	$5,062
NGLs	814	(421)	275	668
Natural gas	809	(713)	353	449
Other sales	93			20
Total	$7,268			$6,199
International Price/Volume Analysis
Crude oil and condensate	$244	$(36)	$(25)	$183
NGLs	2	—	—	2
Natural gas	22	—	(3)	19
Other sales	4			4
Total	$272			$208
Net gain (loss) on commodity derivatives in 2023 was a net gain of $42 million, compared to a net loss of $114 million in 2022. In both years, we had commodity derivative contracts which settled against the NYMEX WTI and Henry Hub indexes. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 12 to the consolidated financial statements for further information.
Income from equity method investments decreased $428 million in 2023 from 2022, primarily due to lower prices realized by our equity method investees in 2023.
Net gain (loss) on disposal of assets in 2023 was a net gain of $17 million, compared to a net loss of $38 million in 2022. In 2023, we realized a gain of $11 million of contingent consideration related to a previously disposed asset in the Gulf of Mexico. During 2022, we incurred $39 million in losses resulting from exchanges of unproved acreage in the Permian.
Production expenses increased $138 million during 2023 from 2022, primarily as a result of higher volumes from our acquisition of the Eagle Ford assets of Ensign in December 2022 and inflationary pressures when compared to 2022. In addition, in our International segment, production expenses were higher due to the triennial turnaround in April 2023.
The following table provides production expense and production expense rates for each segment:

(In millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$753	$625	20%	$5.81	$6.03	(4)%
International	$75	$65	15%	$4.11	$3.04	35%
Shipping, handling and other operating expenses decreased $44 million in 2023 when compared to 2022, primarily due to a decrease in purchases of commodity volumes for resale to satisfy transportation commitments, partially offset by an increase in shipping and handling costs due to increased volumes from our acquisition of the Eagle Ford assets of Ensign in December 2022.

Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. The $51 million decrease in exploration expenses in 2023 compared to 2022 was primarily driven by lower impairments of unproved property leases and lower dry well costs in 2023 when compared to 2022, primarily due to dry well costs and unproved property impairments in Louisiana Austin Chalk in 2022. See Note 6 and Note 10 to the consolidated financial statements for further detail.
The following table summarizes the components of exploration expenses:

	Year Ended December 31,
(In millions)	2023	2022	Increase (Decrease)
Exploration Expenses
Unproved property impairments	$39	$65	(40)%
Dry well costs	14	36	(61)%
Geological and geophysical	1	1	—%
Other	5	8	(38)%
Total exploration expenses	$59	$110	(46)%
Depreciation, depletion and amortization increased $458 million in 2023 from 2022, primarily as a result of higher production volumes.
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

(In millions; rate in $ per boe)	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$2,156	$1,675	29%	$16.66	$16.16	3%
International	$44	$60	(27)%	$2.43	$2.82	(14)%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $121 million in 2023 from 2022 primarily due to lower sales revenue in the U.S. segment in 2023, as well as a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years during the second quarter of 2023.
Net interest and other increased $164 million in 2023 primarily as a result of increased interest expense associated with borrowings on our Term Loan Facility and Revolving Credit Facility. See Note 14 and Note 23 to the consolidated financial statements for further information.
Provision for income taxes reflects an effective rate of 19% in 2023 as compared to 4% in 2022. The provision for income taxes in 2022 included a non-cash tax benefit of $685 million from the partial release of a valuation allowance on certain U.S. and state deferred tax assets recorded in the prior year, which was fully offset by the provision related to income earned by our operations in 2022. See Note 7 to the consolidated financial statements for further detail.

Segment Results: 2023 compared to 2022
Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 6 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Year Ended December 31,
(In millions)	2023	2022
United States	$1,763	$2,740
International	232	585
Segment income	1,995	3,325
Items not allocated to segments, net of income taxes	(441)	287
Net income	$1,554	$3,612
United States segment income in 2023 was $1.8 billion of income versus $2.7 billion of income in 2022. The decrease in income was primarily due to lower price realizations, partially offset by an increase in net sales volumes, as well as higher depreciation and amortization expense and lower income tax expense in 2023.
 International segment income in 2023 was $232 million of income versus $585 million of income in 2022. The decrease was primarily due to lower prices realized and lower net sales volumes by our equity method investees.
Items not allocated to segments, net of income taxes in 2023 was a loss of $441 million versus income of $287 million in 2022. The change from income to loss was primarily due to the partial release of the valuation allowance on certain U.S. and state deferred tax assets resulting in a non-cash deferred tax benefit of $685 million in 2022. In addition, our interest expense increased as a result of outstanding borrowings on our Term Loan Facility and Revolving Credit Facility.
Consolidated Results of Operations: 2022 compared to 2021
A detailed discussion of the year-over-year changes from the year ended December 31, 2022 to December 31, 2021 can be found in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022 and is available via the SEC’s website at www.sec.gov and on our website at www.marathonoil.com.
Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, principal debt repayments, payment of dividends and funding of share repurchases. We generated positive cash flow from operations during 2023. We continue to expect volatility in commodity prices which could impact the amount of cash flow from operations we generate.
As previously discussed in the Outlook section, our capital budget for 2024 is $1.9 billion to $2.1 billion. We believe our current liquidity level, cash flow from operations and ability to access the capital markets provides us with the flexibility to fund our business across a wide range of commodity price environments.

Cash Flows
The following table presents sources and uses of cash and cash equivalents for 2023 and 2022:

	Year Ended December 31,
(In millions)	2023	2022
Sources of cash and cash equivalents
Net cash provided by operating activities	$4,087	$5,428
Proceeds from revolving credit facility	1,248	450
Proceeds from commercial paper borrowings, net	450	—
Borrowings(a)	200	1,500
Equity method investments - return of capital	61	12
Other	3	23
Total sources of cash and cash equivalents	$6,049	$7,413
Uses of cash and cash equivalents
Capital expenditures	$(2,033)	$(1,480)
Change in capital accrual	(25)	30
Repayments of revolving credit facility	(1,698)	—
Shares repurchased under buyback programs	(1,473)	(2,754)
Debt repayments(a)	(701)	(35)
Dividends paid	(251)	(220)
Withholding tax on stock-based incentive awards	(31)	(22)
Acquisitions, net of cash acquired	(12)	(3,177)
Other	(4)	(1)
Total uses of cash and cash equivalents	$(6,228)	$(7,659)
(a)Includes repayment and new borrowing associated with April 2023 remarketing to investors of $200 million sub-series 2017A-1 bonds. See Note 14 to the consolidated financial statements for further information.
Sources of cash and cash equivalents
Cash flows generated from operating activities in 2023 were 25% lower compared to 2022, primarily as a result of lower realized commodity prices, partially offset by higher volumes resulting from our acquisition of the Eagle Ford assets of Ensign in December 2022.
Refer to discussion below of our credit arrangements and borrowings during 2023.
Uses of cash and cash equivalents
During the year ended 2023, we repurchased 58 million shares of our common stock pursuant to the share repurchase program at a cost of $1.5 billion, paid dividends of $251 million, repaid the $70 million 8.5% and $131 million 8.125% Senior Notes, and repaid $300 million of outstanding borrowings under our Term Loan Facility. Additionally, we utilized commercial paper borrowings to fully repay our $450 million outstanding borrowings against our $2.6 billion unsecured Revolving Credit Facility. See Note 14 to the consolidated financial statements for further information.
The following table shows capital expenditures by segment:

	Year Ended December 31,
(In millions)	2023	2022
United States	$2,010	$1,463
International	7	2
Not allocated to segments	16	15
Total capital expenditures	$2,033	$1,480
The increase in our capital expenditures for the U.S. segment in 2023 compared to 2022 was largely driven by increased investment and drilling related to the Eagle Ford acreage we acquired from Ensign in December 2022. Additionally, inflationary pressures related to oil field services, labor, drilling materials and equipment in 2023, compared to 2022, contributed to the increase in capital expenditures.

Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, capital market transactions, our Revolving Credit Facility and our commercial paper program. At December 31, 2023, we had approximately $2.3 billion of liquidity consisting of $155 million in cash and cash equivalents and $2.1 billion available under our Revolving Credit Facility.
Pursuant to our commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion commercial paper program is backed by our $2.6 billion Revolving Credit Facility. At December 31, 2023, we have $450 million in commercial paper outstanding.
Our working capital requirements are supported by our cash and cash equivalents, our Revolving Credit Facility and our commercial paper program. We may issue commercial paper, draw on our Revolving Credit Facility to meet short-term cash requirements or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, dividends and other amounts that may ultimately be paid in connection with contingencies. See Item 8. Financial Statements and Supplementary Data – Note 24 to the consolidated financial statements for further discussion of how our commitments and contingencies could affect our available liquidity. General economic conditions, commodity prices and financial, business and other factors could affect our operations and our ability to access the capital markets.
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
We may incur additional debt to fund our working capital requirements, capital expenditures, acquisitions or development activities or for general corporate or other purposes. A higher level of indebtedness could increase the risk that our liquidity and financial flexibility deteriorates. See Item 1A. Risk Factors for a further discussion of how our level of indebtedness could affect us.
Credit Arrangements and Borrowing Developments
In November 2022, we entered into a two-year $1.5 billion Term Loan Facility and borrowed the full amount thereunder in December 2022. The Term Loan Facility can be prepaid without penalty. During the fourth quarter of 2023, we repaid $300 million of outstanding borrowings. As of December 31, 2023, we had $1.2 billion in borrowings remaining under our Term Loan Facility.
In September 2023, we increased our $2.5 billion Revolving Credit Facility by $61 million to a total of $2.6 billion. During the third quarter of 2023, we utilized commercial paper borrowings to fully repay the $450 million of outstanding borrowings against our $2.6 billion unsecured Revolving Credit Facility.
Both our Term Loan Facility and Revolving Credit Facility include a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our total debt-to-capital ratio was 25% at December 31, 2023. See Item 8. Financial Statements and Supplementary Data – Note 14 for further information related to the Term Loan Facility and Revolving Credit Facility.
In April 2023, we closed a $200 million remarketing to investors of sub-series 2017A-1 bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana revenue refunding bonds Series 2017. The bonds are subject to an interest rate of 4.05% and a mandatory purchase date of July 1, 2026.
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

Capital Requirements
Our material cash requirements include the following contractual and other potential or expected obligations:
Capital Spending
Our approved capital budget for 2024 is $1.9 billion to $2.1 billion. Additional details were previously discussed in Outlook.
Debt
As of December 31, 2023, we had $5.0 billion of total long-term debt outstanding. In addition, we had $450 million of commercial paper borrowings outstanding with maturities less than 30 days. See Item 8. Financial Statements and Supplementary Data – Note 14 for a listing of our long-term debt maturities.
Long-term debt due within one year consists of $1.2 billion in borrowings remaining under our $1.5 billion Term Loan Facility and $400 million of bonds consisting of $200 million 2.10% of sub-series 2017A-2 bonds and $200 million 2.125% of sub-series 2017B-1 bonds, both of which feature a mandatory put on July 1, 2024. The Term Loan Facility matures on December 27, 2024, and can be prepaid without penalty. During the fourth quarter of 2023, we repaid $300 million of the Term Loan Facility using cash from operations. Options to address the remaining outstanding borrowings on the Term Loan Facility include paying it off using cash from operations, refinancing it in the capital markets or a combination thereof. In addition, we have the option to remarket to investors the $200 million 2.10% of sub-series 2017A-2 bonds and the $200 million 2.125% of sub-series 2017B-1 bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana revenue refunding bonds Series 2017.
Anticipated cash payments for interest related to our fixed-rate debt in future periods are $181 million for 2024, $345 million for 2025-2026, $270 million for 2027-2028 and $1 billion for the remaining years for a total of $1.8 billion.
Assuming interest rates in effect at December 31, 2023, and repayments at scheduled maturities, anticipated cash payments for interest related to our floating-rate Term Loan Facility would be $86 million in 2024. In addition, as of December 31, 2023, we had $450 million of outstanding commercial paper maturing at various dates with a weighted average interest rate of 6.10%. Future interest payments on our commercial paper program will vary based on the amounts outstanding and interest rates in effect upon issuance.
Share Repurchase Program
Effective November 1, 2023, our Board of Directors increased our remaining share repurchase program authorization to $2.5 billion. The total remaining share repurchase authorization was approximately $2.3 billion at December 31, 2023.
Leases
For future lease obligations, see Item 8. Financial Statements and Supplementary Data – Note 18 to the consolidated financial statements.
Dividends
On January 31, 2024, our Board of Directors approved a dividend of $0.11 per share payable on March 11, 2024, to shareholders of record on February 21, 2024.
Pension and Postretirement Plans
Estimated cash payments for our pension and other postretirement benefits plans in future periods are $36 million for 2024, $64 million for 2025-2026, $59 million for 2027-2028 and $123 million for the remaining years for a total of $282 million.
Income Taxes
As described in Item 8. Financial Statements and Supplementary Data – Note 7 to the consolidated financial statements, the IRA was signed into law during 2022. Under current law and guidance, we have not been subject to the corporate book minimum tax in 2023. We anticipate that the corporate book minimum tax will apply in 2024 and estimated tax payments will be made during the year.

Other Cash Obligations
The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2023:

(In millions)	Total	2024	2025- 2026	2027- 2028	Later Years
Purchase obligations:
Oil and gas activities	$18	$9	$2	$2	$5
Service and materials contracts(a)	41	34	7	—	—
Transportation and marketing commitments(b)	1,193	249	447	323	174
Other	46	44	2	—	—
Total purchase obligations	1,298	336	458	325	179
Other liabilities reported in the consolidated balance sheet	109	22	30	3	54
Total other contractual cash obligations(c)	$1,407	$358	$488	$328	$233
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
Transactions with Related Parties
Offshore E.G., we own a 64% working interest in the Alba Unit. Onshore E.G., we own a 52% interest in an LPG processing plant, a 56% interest in an LNG production facility (EG LNG) and a 45% interest in a methanol production plant, each through equity method investees. We sell our natural gas from the Alba Unit to these equity method investees as the feedstock for their production processes.
In October 2023, we announced the signing of a 5-year firm LNG sales agreement for a portion of our Alba gas liquefied at EG LNG. The contract is effective January 1, 2024, and features a pricing structure linked to the Dutch TTF index. While the purchaser is an unrelated third party, we will incur new related party expenses as compensation to EG LNG for liquefaction, storage and product handling.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under accounting principles generally accepted in the U.S. We had no material off-balance sheet arrangements for December 31, 2023.
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
For more information on environmental regulations, litigation and contingencies that impact us, or could impact us, see Item 1. Business – Environmental, Health and Safety Matters, Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data — Note 24.

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
The estimation of quantities of net reserves is a highly technical process performed by petroleum engineers and geoscientists for crude oil and condensate, NGLs and natural gas, which is based upon several underlying assumptions. The reserve estimates may change as additional information becomes available and as contractual, operational, economic and political conditions change. We evaluate our reserves using drilling results, reservoir performance, subsurface interpretation and future plans to develop acreage. Methodologies used in proved reserves estimation may include decline curve analysis, statistical analysis of production performance, reservoir simulation and volumetric analysis. The observed statistical nature of production performance coupled with highly certain reservoir continuity or quality and sufficient proved developed locations establish the reasonable certainty criteria required for booking proved reserves. As per SEC requirements, proved undeveloped reserve volumes are limited to activity in the 5-year plan and wells that will be developed within 5 years of initial booking. The data for a given reservoir may also change over time as a result of numerous factors including, but not limited to, additional development activity and future development costs, production history and continual reassessment of the viability of future production volumes under varying economic conditions.
Reserve estimates are based on an unweighted average of commodity prices in the prior 12-month period using the closing prices on the first day of each month, as defined by the SEC. When determining the December 31, 2023, proved reserves for each property, benchmark prices were adjusted using price differentials that account for property-specific quality and location differences.
If the future average commodity prices are below the average prices used to determine proved reserves at December 31, 2023, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. Future reserve revisions could also result from changes in capital funding, drilling plans and governmental regulation, among other things. It is difficult to estimate the magnitude of any potential price change and the effect on proved reserves, due to numerous factors. For further discussion of risks associated with our estimation of proved reserves, see Part I. Item 1A. Risk Factors.
Depreciation and depletion of crude oil and condensate, NGLs and natural gas producing properties is determined by the units-of-production method and could change with revisions to estimated proved reserves. The following table illustrates, on average, the sensitivity of each segment’s units-of-production DD&A per boe and pretax income to a hypothetical 10% change in 2023 proved reserves based on 2023 production:

	Impact of a 10% Increase in Proved Reserves		Impact of a 10% Decrease in Proved Reserves
(In millions, except per boe)	DD&A per boe	Pretax Income	DD&A per boe	Pretax Income
United States	$(1.51)	$196	$1.85	$(240)
International	$(0.22)	$4	$0.27	$(5)

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
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. See Item 8. Financial Statements and Supplementary Data – Note 13 to the consolidated financial statements for disclosures regarding our fair value measurements.
Significant uses of fair value measurements include:
•assets and liabilities acquired in a business combination;
•impairment assessments of long-lived assets;
•impairment assessments of equity method investments;
•recorded value of derivative instruments; and
•recorded value of pension plan assets.
The need to test long-lived assets for impairment can be based on several indicators, including a significant reduction in prices of crude oil and condensate, NGLs and natural gas, sustained declines in our common stock, reductions to our capital budget, unfavorable adjustments to reserves, significant changes in the expected timing of production, other changes to contracts or changes in the regulatory environment in which the property is located.
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
The fair values used to allocate the purchase price of an acquisition are often estimated using the expected present value of future cash flows method, which requires us to estimate reserves as described above under Estimated Quantities of Net Reserves, project related future cash inflows and outflows and apply an appropriate discount rate. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ from the projected results used to determine fair value. Significant assumptions include:

•Future crude oil and condensate, NGLs and natural gas realized prices. Our estimates of future prices are based on our analysis of research on market supply and demand and consideration of market price indicators. Although these commodity prices may experience extreme volatility in any given year, we believe long-term industry prices are driven by global market supply and demand. We expect numerous factors to impact supply, including the worldwide resource base, depletion rates and OPEC production policies. We believe demand is largely driven by global economic factors, such as population and income growth, governmental policies and vehicle stocks. There has been significant volatility in crude oil and condensate, NGLs and natural gas prices and estimates of such future prices are inherently imprecise. See Part I. Item 1A. Risk Factors for further discussion on commodity prices.
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
See Item 8. Financial Statements and Supplementary Data – Note 4 to the consolidated financial statements for additional information related to our 2022 acquisition of the Eagle Ford assets of Ensign, which was accounted for as a business combination.
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
See Item 8. Financial Statements and Supplementary Data – Note 10 to the consolidated financial statements for discussion of impairments recorded in 2023, 2022 and 2021 and the related fair value measurements.
Impairment Assessment of Equity Method Investments
Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred that is other than temporary, the carrying value of the equity method investment is written down to fair value.

Fair value calculated for the purpose of testing our equity method investees for impairment is estimated using the present value of expected future cash flows method. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions and the performance of entities that we do not control. Significant assumptions include future condensate, NGL, LNG, natural gas and methanol prices, estimated quantities of feedstock condensate, NGLs and natural gas processed by our investees, expected timing of production and discount rate commensurate with the risks involved.
We base our fair value estimates on projected financial information which we believe to be reasonably likely to occur. This includes the estimated dividends and/or return of capital we expect to receive from our equity method investees, which are directly affected by the significant assumptions described in the preceding paragraphs. An estimate of the sensitivity to changes in assumptions in our cash flow calculations is not practicable, given the numerous other assumptions (e.g. reserves, commodity prices, operating costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions.
During 2023, 2022 and 2021, we had no impairments related to our equity method investments.
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
Pension Plan Assets
Pension plan assets are measured at fair value. See Item 8. Financial Statements and Supplementary Data – Note 20 to the consolidated financial statements for discussion of the fair value of plan assets and the presentation of the fair value of our defined benefit pension plan’s assets by level within the fair value hierarchy as of December 31, 2023 and 2022.
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

As of December 31, 2023, we reflect a valuation allowance in our consolidated balance sheet of $30 million against our gross deferred tax assets of $1.3 billion. We continue to assess whether the balance of the valuation allowance is appropriate on a quarterly basis particularly given the expiring nature of foreign tax credits in years 2024 through 2026. If we experience sustained lower commodity prices that impact the performance of future earnings, it is reasonably possible that within the next 12 months sufficient negative evidence may exist that will require us to establish additional valuation allowance on our deferred tax assets that we do not expect to realize. See Item 8. Financial Statements and Supplementary Data – Note 7 to the consolidated financial statements for further detail.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business including commodity price risk and interest rate risk. We employ various strategies, including the use of financial derivatives to manage the risks related to commodity price and interest rate fluctuations. See Item 8. Financial Statements and Supplementary Data – Note 12 and Note 13 to the consolidated financial statements for detail relating to our open commodity derivative positions, including underlying notional quantities, how they are reported in our consolidated financial statements and how their fair values are measured.
Commodity Price Risk
Our strategy is to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. However, management will periodically protect prices on forecasted sales to support cash flow and liquidity, as deemed appropriate. We may use a variety of commodity derivative instruments, including futures, forwards, swaps and combinations of options, as part of an overall program to manage commodity price risk in our business. Our consolidated results for the years 2021 through 2023 were impacted by commodity derivatives related to a portion of our forecasted United States sales.
As of December 31, 2023, we had open commodity derivatives related to crude oil. Based on the December 31, 2023 published NYMEX WTI futures prices, a hypothetical 10% change (per bbl for crude oil) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at December 31, 2023	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset – Crude Oil	$24	$5	$49
Interest Rate Risk
At December 31, 2023, our portfolio of current and long-term debt is comprised of floating rate debt and fixed-rate instruments. Our Term Loan Facility and commercial paper borrowings are floating rate debt instruments, which exposes us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates. At December 31, 2023, we had $1.2 billion and $450 million in outstanding borrowings under our Term Loan Facility and commercial paper, respectively. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under these borrowings would have increased our interest expense by approximately $12 million and $5 million, respectively. Actual results may vary due to changes in the amount of floating rate debt outstanding.
At December 31, 2023, we had $3.8 billion in outstanding borrowings under fixed-rate debt instruments. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At December 31, 2023, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the SOFR interest component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedges to the following as of December 31, 2023:

(In millions)	Fair Value at December 31, 2023	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset (liability) – designated as cash flow hedges	$18	$20	$15
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
An evaluation of the design and effectiveness of our internal control over financial reporting, based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, Marathon Oil’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of Marathon Oil’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Lee M. Tillman	/s/ Dane E. Whitehead
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Marathon Oil Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Marathon Oil Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Developed Oil and Condensate, Natural Gas Liquids (NGLs) and Natural Gas Reserves on Proved Oil and Gas Properties, Net
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated property, plant and equipment, net balance was $17,213 million as of December 31, 2023, and depreciation, depletion, and amortization (DD&A) expense for the year ended December 31, 2023, was $2,211 million. The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under this method, capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. As disclosed by management, proved reserve estimates may change as additional information becomes available and as contractual, operational, economic and political conditions change. The data for a given reservoir may also change over time as a result of numerous factors including, but not limited to, additional development activity and future development costs, production history and continual reassessment of the viability of future production volumes under varying economic conditions. The estimates of proved oil and condensate, NGLs and natural gas reserves have been developed by specialists, specifically petroleum engineers and geoscientists.
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and condensate, NGLs and natural gas reserves on proved oil and natural gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved developed oil and condensate, NGLs and natural gas reserves which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and condensate, NGLs, and natural gas reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved developed oil and condensate, NGLs, and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimate of proved developed oil and condensate, NGLs, and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of data used by the specialists and evaluating the specialists’ findings.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 22, 2024

We have served as the Company’s auditor since 1982.

MARATHON OIL CORPORATION
Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2023	2022	2021
Revenues and other income:
Revenues from contracts with customers	$6,407	$7,540	$5,601
Net gain (loss) on commodity derivatives	42	(114)	(383)
Income from equity method investments	185	613	253
Net gain (loss) on disposal of assets	17	(38)	(19)
Other income	46	35	15
Total revenues and other income	6,697	8,036	5,467
Costs and expenses:
Production	828	690	534
Shipping, handling and other operating	689	733	727
Exploration	59	110	136
Depreciation, depletion and amortization	2,211	1,753	2,066
Impairments	2	7	60
Taxes other than income	363	484	345
General and administrative	297	308	291
Total costs and expenses	4,449	4,085	4,159
Income from operations	2,248	3,951	1,308
Net interest and other	(352)	(188)	(188)
Other net periodic benefit credits	15	16	5
Loss on early extinguishment of debt	—	—	(121)
Income before income taxes	1,911	3,779	1,004
Provision for income taxes	357	167	58
Net income	$1,554	$3,612	$946
Net income per share:
Basic	$2.56	$5.27	$1.20
Diluted	$2.56	$5.26	$1.20
Weighted average common shares outstanding:
Basic	607	685	787
Diluted	608	687	788
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income	$1,554	$3,612	$946
Other comprehensive income (loss), net of tax
Change in actuarial gain (loss) and other for postretirement and postemployment plans	(20)	3	14
Change in derivative hedges unrecognized gain (loss)	(5)	22	23
Reclassification of de-designated forward interest rate swaps	—	—	(28)
Other	1	(1)	—
Other comprehensive income (loss)	(24)	24	9
Comprehensive income	$1,530	$3,636	$955
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheet

	December 31,
(In millions, except par values and share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$155	$334
Receivables, net	1,152	1,146
Inventories	186	125
Other current assets	76	66
Total current assets	1,569	1,671
Equity method investments	433	577
Property, plant and equipment, less accumulated depreciation, depletion and amortization of $25,914 and $23,876	17,213	17,377
Other noncurrent assets	360	315
Total assets	$19,575	$19,940
Liabilities
Current liabilities:
Accounts payable	$1,364	$1,279
Commercial paper	450	—
Payroll and benefits payable	70	90
Accrued taxes	126	171
Other current liabilities	312	364
Long-term debt due within one year	1,600	402
Total current liabilities	3,922	2,306
Long-term debt	3,378	5,521
Deferred tax liabilities	419	167
Defined benefit postretirement plan obligations	93	100
Asset retirement obligations	326	295
Deferred credits and other liabilities	232	154
Total liabilities	8,370	8,543
Commitments and contingencies (Note 24)
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at December 31, 2023 and December 31, 2022)	937	937
Held in treasury, at cost – 360 million shares and 304 million shares	(8,952)	(7,512)
Additional paid-in capital	7,172	7,203
Retained earnings	11,966	10,663
Accumulated other comprehensive income	82	106
Total stockholders’ equity	11,205	11,397
Total liabilities and stockholders’ equity	$19,575	$19,940
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2023	2022	2021
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,554	$3,612	$946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,211	1,753	2,066
Impairments	2	7	60
Exploratory dry well costs and unproved property impairments	53	101	125
Net (gain) loss on disposal of assets	(17)	38	19
Loss on early extinguishment of debt	—	—	121
Deferred income taxes	299	(17)	(27)
Unrealized gain on derivative instruments, net	(13)	(18)	(16)
Pension and other post retirement benefits, net	(33)	(35)	(31)
Stock-based compensation	43	38	40
Equity method investments, net	83	(139)	(76)
Changes in:
Current receivables	(21)	9	(389)
Inventories	(64)	(45)	(1)
Current accounts payable and accrued liabilities	(10)	101	369
Other current assets and liabilities	(5)	(47)	46
All other operating, net	5	70	(13)
Net cash provided by operating activities	4,087	5,428	3,239
Investing activities:
Capital expenditures	(2,033)	(1,480)	(1,032)
Change in capital accrual	(25)	30	(14)
Acquisitions, net of cash acquired	(12)	(3,177)	(47)
Disposal of assets, net of cash transferred to the buyer	3	11	22
Equity method investments - return of capital	61	12	61
All other investing, net	—	(1)	—
Net cash used in investing activities	(2,006)	(4,605)	(1,010)
Financing activities:
Proceeds from revolving credit facility	1,248	450	—
Repayments of revolving credit facility	(1,698)	—	—
Proceeds from commercial paper borrowings, net	450	—	—
Borrowings	200	1,500	—
Debt repayments	(701)	(35)	(1,400)
Debt extinguishment costs	—	—	(117)
Shares repurchased under buyback programs	(1,473)	(2,754)	(724)
Dividends paid	(251)	(220)	(141)
Withholding tax on stock-based incentive awards	(31)	(22)	(10)
All other financing, net	(4)	12	1
Net cash used in financing activities	(2,260)	(1,069)	(2,391)
Net decrease in cash and cash equivalents	(179)	(246)	(162)
Cash and cash equivalents at beginning of period	334	580	742
Cash and cash equivalents at end of period	$155	$334	$580
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
December 31, 2020 Balance	$—	$937	$(4,089)	$7,174	$6,466	$73	$10,561
Shares repurchased under buyback programs	—	—	(724)	—	—	—	(724)
Stock-based compensation	—	—	(12)	47	—	—	35
Net income	—	—	—	—	946	—	946
Other comprehensive income	—	—	—	—	—	9	9
Dividends paid ($0.18 per share)	—	—	—	—	(141)	—	(141)
December 31, 2021 Balance	$—	$937	$(4,825)	$7,221	$7,271	$82	$10,686
Shares repurchased under buyback programs	—	—	(2,754)	—	—	—	(2,754)
Stock-based compensation	—	—	67	(18)	—	—	49
Net income	—	—	—	—	3,612	—	3,612
Other comprehensive income	—	—	—	—	—	24	24
Dividends paid ($0.32 per share)	—	—	—	—	(220)	—	(220)
December 31, 2022 Balance	$—	$937	$(7,512)	$7,203	$10,663	$106	$11,397
Shares repurchased under buyback programs	—	—	(1,473)	—	—	—	(1,473)
Excise tax on shares repurchased	—	—	(14)	—	—	—	(14)
Stock-based compensation	—	—	47	(31)	—	—	16
Net income	—	—	—	—	1,554	—	1,554
Other comprehensive loss	—	—	—	—	—	(24)	(24)
Dividends paid ($0.41 per share)	—	—	—	—	(251)	—	(251)
December 31, 2023 Balance	$—	$937	$(8,952)	$7,172	$11,966	$82	$11,205

(Shares in millions)	Preferred Stock	Common Stock	Treasury Stock
December 31, 2020 Balance	—	937	148
Stock-based compensation	—	—	—
Shares repurchased under buyback programs	—	—	46
December 31, 2021 Balance	—	937	194
Stock-based compensation	—	—	(3)
Shares repurchased under buyback programs	—	—	113
December 31, 2022 Balance	—	937	304
Stock-based compensation	—	—	(2)
Shares repurchased under buyback programs	—	—	58
December 31, 2023 Balance	—	937	360
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
Other items subject to estimates and assumptions include the carrying amounts of property, plant and equipment, asset retirement obligations, valuation of assets and liabilities in a business combination, valuation of derivative instruments, contingent obligations and valuation allowances for deferred income tax assets, as well as other items recognized at fair value. Although we believe these estimates are reasonable, actual results could differ from these estimates.
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
We typically incur shipping and handling costs prior to control transferring to the customer and account for these activities as fulfillment costs. These costs are reflected in shipping, handling and other operating expense in our consolidated statements of income.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Accounts receivable – The majority of our receivables are from purchasers of commodities or joint interest owners in properties we operate, both of which are recorded at estimated or invoiced amounts and do not bear interest. We often have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. We conduct credit reviews of commodity purchasers prior to making commodity sales to new customers or increasing credit for existing customers. Based on these reviews, we may require a standby letter of credit or a financial guarantee. We routinely assess the collectability of receivable balances to determine if the amount of the reserve for credit losses is sufficient. Write-off activity and the balance of our reserve for credit losses was immaterial in each of the years ended December 31, 2023 and December 31, 2022.
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
Cash flow hedges – We may use interest rate derivative instruments to manage the risk of interest rate changes during the period prior to anticipated borrowings as well as to stabilize future lease payments on our Houston office and designate them as cash flow hedges. Derivative instruments designated as cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The changes in the fair value of a qualifying cash flow hedge are recorded in other comprehensive income until the hedged transaction affects earnings and are then reclassified into net income. Ineffective portions of a cash flow hedge are no longer measured or disclosed separately. However, if it is determined that the likelihood of the original forecasted transaction occurring is no longer probable, or the cash flow hedge is no longer expected to be highly effective, subsequent changes in fair value of the derivative instrument are recorded in net income.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Depreciation, depletion and amortization – Capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Support equipment and other property, plant and equipment related to oil and gas producing activities, as well as property, plant and equipment unrelated to oil and gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The table below summarizes these assets by type, useful life and the net asset balance as of the periods presented:

		December 31,
Type of Asset	Range of Useful Lives	2023	2022
		(In millions)
Office furniture, equipment and computer hardware	4 to 15 years	$55	$36
Pipelines	5 to 40 years	$12	$13
Plants, facilities and infrastructure	3 to 40 years	$1,567	$1,510
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
The fair value of our cash-settled stock-based performance units is estimated by multiplying (i) the number of units granted, (ii) the vesting percentage with (iii) our common stock’s closing price plus accumulated dividend equivalents per share of our common stock. These performance units have a banking feature and only the unbanked portion of the fair value will be estimated. Once a banking level has been achieved, the banked units will have their value determined based on the average of the daily closing price of our common stock during the final 30 calendar days ending on the last trading day of the quarter that the banking was achieved. At the end of the performance period, any unbanked portion of the benefit will have their value determined based on the average of the daily closing price of our common stock during the final 30 calendar days ending on the last trading day of the performance period. Since these awards are settled in cash at the end of a defined performance period, they are classified as a liability and are re-measured quarterly until settlement. The fair value of our stock-settled stock-based performance units is estimated using the Monte Carlo simulation method at grant date only. Since these awards are settled in stock, they are classified as equity.
Our stock-based compensation expense is recognized based on management’s best estimate of the awards that are expected to vest, using the straight-line attribution method for all service-based awards with a graded vesting feature. If actual forfeiture results are different than expected, adjustments to recognized compensation expense may be required in future periods.
2. New Accounting Standards
Accounting Standards Updates Adopted
No new accounting standards were adopted during the year ended 2023 that had a material impact on our consolidated financial statements.
Accounting Standards Updates Not Yet Adopted
In November 2023, the FASB issued a new accounting standards update to improve the disclosures around a public entity’s reportable segments. The standard requires disclosure of significant segment expenses included within each reported measure of segment profit or loss. This standard is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual reporting periods beginning after December 15, 2024, with early adoption permitted. The standard is effective for us in the 2024 annual reporting period and will be applied retrospectively to all prior periods presented in the financial statements. This standard only modifies disclosure requirements; as such, there will be no impact on our consolidated results of operations, financial position or cash flows.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

In December 2023, the FASB issued a new accounting standards update to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid. The standard requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This standard is effective for us in the 2025 annual reporting period and will be applied retrospectively to all prior periods presented in the financial statements. The standard only modifies disclosure requirements; as such, there will be no impact on our consolidated results of operations, financial position or cash flows.
There were no other issued but pending accounting standards expected to have a material impact on our consolidated financial statements.
3. Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options in all periods, provided the effect is not antidilutive. The per share calculations below exclude 1 million, 2 million and 4 million of antidilutive stock options for 2023, 2022 and 2021, respectively:

	Year Ended December 31,
(In millions, except per share data)	2023	2022	2021
Net income	$1,554	$3,612	$946

Weighted average common shares outstanding	607	685	787
Effect of dilutive securities	1	2	1
Weighted average common shares, diluted	608	687	788
Net income per share:
Basic	$2.56	$5.27	$1.20
Diluted	$2.56	$5.26	$1.20
Dividends per share	$0.41	$0.32	$0.18
4. Acquisitions
On November 2, 2022, we executed a definitive purchase agreement to acquire the assets and certain related liabilities of Ensign in the Eagle Ford resource play in Texas and the transaction was closed on December 27, 2022 (“the closing date”) for cash consideration of $3.0 billion, which was subject to customary closing adjustments. The assets acquired primarily consisted of approximately 130,000 net proved and unproved acres, with an average 97% working interest, and approximately 700 existing wells. We funded the acquisition using a combination of cash on hand and borrowings under our Term Loan Facility and Revolving Credit Facility. See Note 14 for further information related to the Term Loan Facility and Revolving Credit Facility.
The transaction was accounted for as a business combination. Our results of operations for the year ended December 31, 2022 include Ensign’s result of operations from the closing date through December 31, 2022. Revenue and net income attributable to Ensign during this period were immaterial. For the year ended December 31, 2022, transaction costs related to the acquisition were $18 million, associated with advisory, legal, consulting and financing services, which were primarily recorded to general and administrative expense within our consolidated statement of operations. For the year ended December 31, 2023, transaction costs related to the acquisition were immaterial.

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
The following table summarizes the unaudited pro forma condensed financial information of the Company as if the business combination had occurred on January 1, 2021:

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
In addition, during the fourth quarter of 2022, we increased our ownership interest in operated Eagle Ford resource play acreage for cash consideration of approximately $135 million. This transaction was funded using a combination of cash on hand and borrowings under our Revolving Credit Facility and was accounted for as an asset acquisition.
5. Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas under spot and term agreements with our customers in the U.S. and E.G.
As of December 31, 2023 and December 31, 2022, receivables from contracts with customers, included in receivables, less reserves for credit losses, were $886 million and $875 million, respectively. The receivables from contracts with customers, less reserves for credit losses, as of December 31, 2022, reflects revisions to correct immaterial errors in our prior year revenues footnote disclosure.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas:
United States

	Year Ended December 31, 2023
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$2,107	$2,003	$277	$627	$48	$5,062
NGLs	283	171	137	77	—	668
Natural gas	189	92	129	37	2	449
Other	6	—	—	—	14	20
Revenues from contracts with customers	$2,585	$2,266	$543	$741	$64	$6,199

	Year Ended December 31, 2022
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$2,004	$2,508	$423	$456	$161	$5,552
NGLs	183	310	231	62	28	814
Natural gas	188	197	321	70	33	809
Other	7	—	—	—	86	93
Revenues from contracts with customers	$2,382	$3,015	$975	$588	$308	$7,268

	Year Ended December 31, 2021
(In millions)	Eagle Ford	Bakken	Oklahoma	Permian	Other U.S.	Total
Crude oil and condensate	$1,435	$1,777	$299	$314	$100	$3,925
NGLs	161	239	189	47	17	653
Natural gas	159	119	280	55	19	632
Other	8	—	—	—	116	124
Revenues from contracts with customers	$1,763	$2,135	$768	$416	$252	$5,334
International (E.G.)

	Year Ended December 31,
(In millions)	2023	2022	2021
Crude oil and condensate	$183	$244	$240
NGLs	2	2	2
Natural gas	19	22	23
Other	4	4	2
Revenues from contracts with customers	$208	$272	$267

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Customers and their respective affiliates who accounted for 10% or more of our total commodity sales were as follows:

	December 31,
	2023	2022	2021
Percentage of Total Commodity Sales
Marathon Petroleum Corporation	22%	22%	17%
Trafigura Groupe Pte. Ltd.	12%	10%	N/A
Valero Marketing and Supply	11%	12%	10%
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

	Year Ended December 31, 2023
(In millions)	U.S.		Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$6,199		$208	$—		$6,407
Net gain on commodity derivatives	29		—	13	(c)	42
Income from equity method investments	—		185	—		185
Net gain on disposal of assets	—		—	17	(d)	17
Other income	21		21	4		46
Less costs and expenses:
Production	753		75	—		828
Shipping, handling and other operating	647		5	37		689
Exploration	27		2	30	(e)	59
Depreciation, depletion and amortization	2,156		44	11		2,211
Impairments	—		—	2		2
Taxes other than income	364	(b)	—	(1)		363
General and administrative	131		13	153		297
Net interest and other	—		—	352		352
Other net periodic benefit credit	—		—	(15)		(15)
Income tax provision (benefit)	408		43	(94)		357
Segment income (loss)	$1,763		$232	$(441)		$1,554
Total assets	$18,516		$899	$160		$19,575
Capital expenditures(a)	$2,010		$7	$16		$2,033
(a)Includes accruals and excludes acquisitions.
(b)Includes a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years.
(c)Unrealized gain on commodity derivative instruments (See Note 12).
(d)Includes a gain of $11 million of contingent consideration related to a previously disposed asset in the Gulf of Mexico.
(e)Includes $10 million of dry well expense associated with wells in Permian (See Note 9) and $11 million of unproved impairments related to Permian exploration leases (See Note 10).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

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
(d)Includes dry well costs and unproved property impairments of $48 million for Louisiana exploration leases and $25 million for Permian exploration leases (See Note 9 and Note 10).
(e)Includes a $17 million gain on our 2025 interest rate swaps (See Note 12).
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
(c)Includes a $20 million loss associated with a previously divested non-core conventional asset, a $12 million pre-tax loss associated with a reduction in our ownership interest in EG LNG (See Note 17) and an $8 million gain on various well bore assignments in Permian and Bakken.
(d)Includes unproved property impairments of $20 million for Louisiana exploration leases and $16 million related to the disposition of a lease in Permian (See Note 10). Also includes $28 million of expense associated with drilled and uncompleted wells, primarily in Permian, due to a change in our plan of development.
(e)Includes impairments of $24 million for central facilities in Eagle Ford (See Note 10), $5 million for proved properties in Permian (See Note 10) and $30 million associated with decommissioning costs for non-producing long-lived assets in Gulf of Mexico (See Note 10, Note 11, and Note 24).
(f)Includes $13 million associated with the termination of an aircraft lease agreement and $12 million arising from severance expenses associated with a workforce reduction.
(g)Includes a $28 million gain on our 2022 interest rate swaps and a $27 million gain on our 2025 interest rate swaps (See Note 12).
(h)Represents costs related to a make-whole provision premium and the write off of unamortized discount and issuance costs in regards to the redemption of the 2022 Notes in April 2021 and 2025 Notes in September 2021 (See Note 14).

The following summarizes our balances of property, plant and equipment and equity method investments as of:

	December 31,
(In millions)	2023	2022
United States	$16,961	$17,088
E.G.	685	866
Total long-lived assets	$17,646	$17,954

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

7. Income Taxes
Income before income taxes was:

	Year Ended December 31,
(In millions)	2023	2022	2021
United States	$1,635	$3,037	$637
Foreign	276	742	367
Total	$1,911	$3,779	$1,004

Income tax provisions (benefits) were:

	Year Ended December 31,
	2023			2022			2021
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1	$298	$299	$—	$(46)	$(46)	$—	$—	$—
State and local	1	17	18	12	52	64	4	1	5
Foreign	56	(16)	40	172	(23)	149	81	(28)	53
Total	$58	$299	$357	$184	$(17)	$167	$85	$(27)	$58
    A reconciliation of the federal statutory income tax rate applied to income before income taxes to the provision for income taxes follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Total pre-tax income	$1,911	$3,779	$1,004
Total income tax provision	$357	$167	$58
Effective income tax rate	19%	4%	6%

Income taxes at the statutory tax rate	$401	$793	$211
Adjustments to valuation allowances	(59)	(691)	(166)
Effects of foreign operations	62	2	(13)
State income taxes, net of federal benefit	23	62	23
Tax law change	1	—	(2)
Tax credits generated	(97)	—	—
Other federal tax effects	26	1	5
Income tax provision	$357	$167	$58
The effective income tax rate is influenced by a variety of factors including the geographic and functional sources of income and the relative magnitude of these sources of income. The difference between the total provision and the sum of the amounts allocated to segments is reported in the “Not Allocated to Segments” column of the tables in Note 6.
Adjustments to valuation allowances – Adjustments to valuation allowances decreased our 2023 tax provision due to the removal of previously recorded valuation allowance associated with foreign tax credits expiring unused in the current period. In the first quarter of 2022, as a result of significant increases in commodity prices, corresponding increases in projections of our future taxable income, and the absence of objective negative evidence such as a cumulative loss in recent years, we determined we had sufficient positive evidence to release a majority of the federal valuation allowance, which resulted in a non-cash deferred tax benefit of $685 million. At that time, we retained a partial valuation allowance on certain U.S. deferred tax assets primarily as a result of volatility in commodity prices impacting assessed likelihood of future realizability. We continue to assess whether the balance of the valuation allowance is appropriate on a quarterly basis particularly given the expiring nature of foreign tax credits as outlined below. If we experience sustained lower commodity prices that impact the performance of future earnings, it is reasonably possible that within the next 12 months sufficient negative evidence may exist that will require us to establish additional valuation allowance on our deferred tax assets that we do not expect to realize.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Effects of foreign operations – The effects of foreign operations in all periods was impacted by the income mix within E.G. The income mix between equity method investees and subsidiaries within E.G. can cause the effective tax rate in E.G. to differ from the U.S. statutory tax rate. In addition, 2023 also included the impacts of certain foreign tax credits expiring unused.
Tax credits generated – During the fourth quarter of 2023, we recorded a net benefit of $97 million for U.S. federal and state tax credits related to qualified research and development costs incurred in 2023 and prior years.
Other federal tax effects – In 2023, the increase to other federal tax effects is primarily related to adjustments to net operating losses.
    Deferred tax assets and liabilities resulted from the following:

	Year Ended December 31,
(In millions)	2023	2022
Deferred tax assets:
Employee benefits	$51	$56
Operating loss carryforwards	647	1,189
Foreign tax credits	406	602
Other tax credits	89	—
Lease deferred tax assets	53	31
Other	7	34
Subtotal	1,253	1,912
Valuation allowance	(30)	(89)
Total deferred tax assets	1,223	1,823
Deferred tax liabilities:
Property, plant and equipment	1,521	1,850
Lease deferred tax liabilities	117	97
Other	4	3
Total deferred tax liabilities	1,642	1,950
Net deferred tax liabilities	$419	$127
Operating loss carryforwards – As of December 31, 2023, we have a gross deferred tax asset related to our operating loss carryforwards of $647 million. U.S. operating loss carryforwards consist of $2.8 billion ($593 million deferred tax asset) which can be carried forward indefinitely. State operating loss carryforwards include $1.3 billion ($54 million deferred tax asset) that begin to expire in 2024.
Foreign tax credits – As of December 31, 2023, we reflect foreign tax credits of $406 million, which will expire in years 2024 through 2026.
Other tax credits – As of December 31, 2023, we have recorded U.S. federal and state tax credits of $88 million related to qualified research and development costs incurred in 2023 and prior periods. These tax credits will expire in years 2037 through 2043.
Valuation allowances – As of December 31, 2023, we reflect a valuation allowance in our consolidated balance sheet of $30 million primarily against our net deferred tax assets in various state jurisdictions. The decrease in valuation allowance is primarily due to the removal of previously recorded valuation allowance associated with foreign tax credits expiring unused in the current period.
Property, plant and equipment – At December 31, 2023, we reflected a deferred tax liability of $1.5 billion. The decrease primarily relates to current year activity in the U.S.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Net deferred tax assets and liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2023	2022
Assets:
Other noncurrent assets	$—	$40
Liabilities:
Noncurrent deferred tax liabilities	419	167
Net deferred tax liabilities	$419	$127
    We are routinely undergoing examinations in the jurisdictions in which we operate. As of December 31, 2023, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States(a)	2019 - 2022
E.G.	2007 - 2022
(a)Includes federal and state jurisdictions.
The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2023	2022	2021
Beginning balance	$—	$10	$8
Additions for tax positions related to the current year	13	—	—
Additions for tax positions of prior years	42	1	2
Settlements	—	(11)	—
Ending balance	$55	$—	$10
If the unrecognized tax benefits as of December 31, 2023 were recognized, $53 million would affect our effective income tax rate. As of December 31, 2023, we do not expect uncertain tax positions to significantly change within the next twelve months.
Interest and penalties are recorded as part of the tax provision and were immaterial for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, 2022 and 2021, we had no significant accrued interest or penalties related to income taxes.
In August 2022, the President signed the IRA into law. The IRA enacted various income tax provisions, including a 15% corporate book minimum tax. The corporate book minimum tax, which became effective on January 1, 2023, applies to corporations with an average annual adjusted financial statement income that exceeds $1 billion for the preceding three years. Under current law and guidance, we have not been subject to the corporate book minimum tax in 2023 but anticipate that the corporate book minimum tax will apply in 2024. The U.S. Department of the Treasury and the IRS are expected to release further regulations and interpretive guidance implementing the legislation contained in the IRA. As this guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes. We have made an accounting policy election to consider the effects of the corporate book minimum tax on the realizability of our deferred tax assets, carryforwards and tax credits as a period cost when they arise.
In December 2021, the Organization for Economic Co-operation and Development (“OECD") issued model rules for a new global minimum tax framework (“Pillar Two"), and various governments around the world have issued or are in the process of issuing legislation. We will continue to analyze legislation as it is enacted in countries in which we operate but at this time, impacts related to Pillar Two implementation are not expected to be material.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

8. Inventories
Crude oil and NGLs are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

	December 31,
(In millions)	2023	2022
Crude oil and NGLs	$14	$15
Supplies and other items	172	110
Inventories	$186	$125
9. Property, Plant and Equipment

	December 31,
(In millions)	2023	2022
United States	$16,905	$17,034
International	252	288
Not allocated to segments	56	55
Net property, plant and equipment	$17,213	$17,377
Changes in our capitalized exploratory well costs were as follows:

	December 31,
(In millions)	2023	2022	2021
Beginning balance as of January 1	$114	$162	$210
Additions	69	78	50
Charges to expense	(12)	(30)	(30)
Transfers to development	(79)	(96)	(68)
Ending balance as of December 31	$92	$114	$162
We had no exploratory well costs capitalized greater than one year related to suspended wells as of December 31, 2023 and $20 million as of December 31, 2022. The decrease during the year ended December 31, 2023 included a write off to dry well expense of $10 million associated with uncompleted exploratory wells in Permian. The remaining reduction is a result of the resumption of completion activities for previously suspended wells.
10. Impairments
The following summarizes impairment charges of proved properties, unproved properties and asset retirement costs. Where we considered fair value to analyze impairments, the inputs represent Level 3 measurements.
•2023 Impairments
Unproved properties – During the year ended December 31, 2023, we recognized impairments of $11 million of unproved property leases in Permian which were recorded within exploration expense of our consolidated statements of income.
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
11. Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	December 31,
(In millions)	2023	2022
Beginning balance as of January 1	$340	$316
Incurred liabilities, including acquisitions	12	55
Settled liabilities, including dispositions	(35)	(20)
Accretion expense (included in depreciation, depletion and amortization)	16	14
Revisions of estimates	7	(25)
Ending balance as of December 31	$340	$340

Ending balance as of December 31, short-term	$14	$45
•2023 — During the year ended December 31, 2023, settled liabilities primarily related to previously disposed assets in the Gulf of Mexico as well as Permian abandonment activity.
•2022 — During the year ended December 31, 2022, we incurred a liability of $41 million as a result of our acquisition of the Eagle Ford assets of Ensign. See Note 4 for further information regarding the acquisition.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The following tables present the gross fair values of our open derivative instruments and the reported net amounts along with their locations in our consolidated balance sheets:

	December 31, 2023
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Not Designated as Hedges
Commodity	$24	$—	$24	Other current assets
Total Not Designated as Hedges	$24	$—	$24
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	9	—	9	Other noncurrent assets
Total Designated Hedges	$18	$—	$18
Total	$42	$—	$42

	December 31, 2022
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Not Designated as Hedges
Commodity	$10	$—	$10	Other current assets
Total Not Designated as Hedges	$10	$—	$10
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	15	—	15	Other noncurrent assets
Total Designated Hedges	$24	$—	$24
Total	$34	$—	$34
Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into crude oil derivatives indexed to their respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through 2024. These derivatives are three-way collars. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. These crude oil derivatives were not designated as hedges.
The following table sets forth outstanding derivative contracts as of December 31, 2023 and the weighted average prices for those contracts:

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	40,000	40,000	20,000	20,000
Weighted average price per Bbl:
Ceiling	$101.01	$101.01	$101.95	$101.95
Floor	$66.25	$66.25	$65.00	$65.00
Sold put	$51.25	$51.25	$50.00	$50.00

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The unrealized gain and realized gain (loss) impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income:

	Year Ended December 31,
(In millions)	2023	2022	2021
Unrealized gain on derivative instruments, net	$13	$18	$16
Realized gain (loss) on derivative instruments, net(a)	$29	$(132)	$(399)
(a)During the year ended 2023, net cash received for settled derivative positions was $28 million. During the years ended 2022 and 2021, net cash paid for settled derivative positions was $153 million, and $356 million, respectively.
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
During the second quarter of 2021, we de-designated $25 million of the $320 million Houston office cash flow hedges (discussed further in the Derivatives Designated as Cash Flow Hedges section below), as the construction cost budget estimate was reduced. These interest rate swap contracts began to settle in January 2022. We closed the $25 million de-designated hedges in 2022, which resulted in cash proceeds of approximately $2 million. As of December 31, 2023, the remaining open interest rate swaps for the Houston office (with a notional amount of $295 million) are still classified as cash flow hedges.
Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a total notional amount of $320 million to hedge variations in cash flows related to the 1-month LIBOR component of future lease payments of our Houston office. During the second quarter of 2021, we de-designated $25 million of these hedges as the construction cost budget estimate associated with the project was reduced. During the fourth quarter of 2022, we amended our Houston office lease and forward starting interest rate swaps to transfer from LIBOR to SOFR. As of December 31, 2023, the notional amount of open interest rate swaps for the Houston office is $295 million.
The Houston office lease commenced in September 2021, however, our first cash lease payment for February 2022 rent was paid in March 2022. The first settlement date for the interest rate swaps was in January 2022. The last swap will mature in September 2026. During the year ended December 31, 2023, the net cash received for the settled interest rate swap positions was $11 million. During the year ended December 31, 2022, the net cash received/paid for the settled interest swap positions was immaterial. As of December 31, 2023, we expect to reclassify $9 million gain from accumulated other comprehensive income into the income statement over the next twelve months. See Note 18 for further details regarding Houston office lease.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The following table presents, by maturity date, information about our interest rate swap agreements, including the fixed weighted average interest rate:

	December 31, 2023		December 31, 2022
Maturity Date	Aggregate Notional Amount (in millions)	Weighted Average, SOFR	Aggregate Notional Amount (in millions)	Weighted Average, SOFR
September 9, 2026	$295	1.43%	$295	1.43%
13. Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 by hierarchy level:

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$24	$—	$24
Interest rate - designated as cash flow hedges	—	18	—	18
Derivative instruments, assets	$—	$42	$—	$42

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	—	10	—	10
Interest rate - designated as cash flow hedges	—	24	—	24
Derivative instruments, assets	$—	$34	$—	$34
(a)Derivative instruments are recorded on a net basis in our consolidated balance sheet (See Note 12).
As of December 31, 2023, our commodity derivatives include three-way collars. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For three-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
The forward starting interest rate swaps are measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 12 for details on the forward starting interest swaps.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes financial instruments, excluding receivables, commercial paper borrowings, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at December 31, 2023 and 2022:

	December 31,
	2023		2022
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Other noncurrent assets	$9	$27	$10	$28
Total financial assets	$9	$27	$10	$28
Financial liabilities
Other current liabilities(a)	$80	$126	$140	$204
Long-term debt, including current portion(b)	4,961	4,997	5,806	5,948
Deferred credits and other liabilities(c)	70	71	73	73
Total financial liabilities	$5,111	$5,194	$6,019	$6,225
(a)Included in the fair value and the carrying value of other current liabilities at December 31, 2022 are $31 million of current liabilities assumed as a part of our acquisition of the Eagle Ford assets of Ensign during the fourth quarter of 2022. See Note 4 for details on the acquisition.
(b)Excludes debt issuance costs.
(c)Included in the fair value and the carrying value of deferred credits and other liabilities at December 31, 2022 are $58 million of noncurrent liabilities assumed as a part of our acquisition of the Eagle Ford assets of Ensign during the fourth quarter of 2022. See Note 4 for details on the acquisition.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

14. Debt
Long-term debt
Our long-term debt consists of the following:

	December 31,
(In millions)	2023	2022
Term Loan Facility due December 2024	$1,200	$1,500
Revolving Credit Facility due 2027	—	450
Senior unsecured notes:
8.500% notes due 2023	—	70
8.125% notes due 2023	—	131
4.400% notes due 2027(a)	1,000	1,000
6.800% notes due 2032(a)	550	550
6.600% notes due 2037(a)	750	750
5.200% notes due 2045(a)	500	500
Bonds:(b)
2.10% notes due 2037	200	200
2.125% notes due 2037	200	200
2.200% notes due 2037	200	200
2.375% notes due 2037	200	200
4.050% notes due 2037	200	—
2.000% notes due 2037	—	200
Total debt	$5,000	$5,951
Unamortized discount	(3)	(3)
Unamortized debt issuance cost	(19)	(25)
Total debt, net	$4,978	$5,923
(a)These notes contain a make-whole provision allowing us to repay the debt at a premium to market price.
(b)Future mandatory purchase dates for these bonds: July 1, 2024 for the 2.10% bonds and 2.125% bonds; July 1, 2026 for the 2.20% bonds, 2.375% bonds, and 4.05% bonds. Subsequent to the various mandatory purchase dates, we will also have the right to convert and remarket these bonds any time up to the 2037 maturity date.
Term Loan Facility
In November 2022, we entered into a term credit agreement, which provides for a two-year $1.5 billion term loan facility (“Term Loan Facility”) and we borrowed the full amount thereunder in December 2022. Borrowings under the Term Loan Facility can be prepaid without penalty. During the fourth quarter of 2023, we repaid $300 million of outstanding borrowings. As of December 31, 2023, we had $1.2 billion in borrowings remaining under our Term Loan Facility with an interest rate of 7.21%.
The Term Loan Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate all of the commitments under the Term Loan Facility and require the immediate repayment of all outstanding borrowings under the Term Loan Facility. As of December 31, 2023, we were in compliance with this covenant with a ratio of 25%.
Revolving Credit Facility
In 2022, we executed the seventh amendment to our unsecured revolving credit facility (the “Revolving Credit Facility”). The primary changes to the Revolving Credit Facility effected by this amendment were to (i) extend the maturity date of the Revolving Credit Facility by three years to July 28, 2027, (ii) decrease the size of the Revolving Credit Facility from $3.1 billion to $2.5 billion, (iii) replace the LIBOR interest rate benchmark with SOFR and (iv) implement certain revisions to the Pricing Schedule.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

In September 2023, we increased our $2.5 billion Revolving Credit Facility by $61 million to a total of $2.6 billion. Fees on the unused commitment of each lender, as well as the borrowing options under the Revolving Credit Facility, remain unaffected by the increase. We have the option to increase the commitment amount by up to an additional $939 million, subject to the consent of any increasing lenders. The Revolving Credit Facility maturity remains July 28, 2027.
During the third quarter of 2023, we utilized commercial paper borrowings to fully repay the $450 million of outstanding borrowings against our $2.6 billion Revolving Credit Facility.
The Revolving Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Revolving Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Revolving Credit Facility. As of December 31, 2023, we were in compliance with this covenant with a ratio of 25%.
Commercial Paper Program
Pursuant to our commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion commercial paper program is backed by our $2.6 billion Revolving Credit Facility.
During the third and fourth quarters of 2023, we utilized our recently established commercial paper program to fund various short-term working capital requirements. As of December 31, 2023, we had $450 million of outstanding commercial paper maturing at various dates with a weighted average interest rate of 6.10%.
Debt redemption
We repaid the following in connection with their maturity date: $32 million 9.375% Senior Notes in May 2022, $70 million 8.5% Senior Notes in March 2023, and $131 million 8.125% Senior Notes in July 2023.
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
Long-term debt maturity
As of December 31, 2023, maturities of long-term debt over the next five years, excluding interest to be accrued, were as follows:

(In millions)
2024	$1,600
2025	—
2026	600
2027	1,000
2028	—
Thereafter	1,800
Total long-term debt, including current portion	$5,000
15. Stockholders’ Equity
Our Board of Directors has authorized a share repurchase program. During 2023, we repurchased 58 million shares of our common stock pursuant to the share repurchase program at a cost of $1.5 billion. In November 2023, our Board of Directors increased our share repurchase authorization to $2.5 billion, and the total remaining authorization was approximately $2.3 billion at December 31, 2023. During 2022, we repurchased 113 million shares of our common stock pursuant to the share repurchase program at a cost of $2.8 billion. During 2021, we repurchased approximately 46 million of shares of our common stock pursuant to the share repurchase program at a cost of $724 million. Purchases under our share repurchase program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

16. Incentive Based Compensation
Description of stock-based compensation plans – The Marathon Oil Corporation 2019 Incentive Compensation Plan (the “2019 Plan”) was approved by our stockholders in May 2019 and authorizes the Compensation Committee of the Board of Directors to grant stock options, SARs, stock awards (including restricted stock and restricted stock unit awards), performance unit awards and cash awards to employees. The 2019 Plan also allows us to provide equity compensation to our non-employee directors. No more than 27.9 million shares of our common stock may be issued under the 2019 Plan. In connection with the granting of an award under the 2019 Plan, the number of shares available for issuance under the 2019 Plan will be reduced by one share for each share of our common stock in respect of which the award is granted, except the awards that by their terms do not permit settlement in shares of our common stock will not reduce the number of shares of common stock available for issuance under the 2019 Plan.
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
SARs – At December 31, 2023, there are no SARs outstanding.
Restricted stock – We last granted restricted stock under the 2019 Plan in 2020. The restricted stock awards granted to officers generally vested three years from the date of grant, contingent on the recipient’s continued employment. We also granted restricted stock to certain non-officer employees based on their performance within certain guidelines and for retention purposes. The restricted stock awards to non-officers generally vested ratably over a three-year period from the date of grant, contingent on the recipient’s continued employment. Prior to vesting, all restricted stock recipients had the right to vote such stock and receive dividends thereon. The non-vested shares of restricted stock were not transferable and were held by our transfer agent. At December 31, 2023, there are no restricted stock awards outstanding.
Stock-based performance unit awards – We grant stock-based performance units to officers under the 2019 Plan.
During 2023, we granted 222,464 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $32.97, as calculated using a Monte Carlo valuation model. At the grant date, each unit represents the value of one share of our common stock. These units are settled in shares, and the number of shares of our common stock to be paid is based on the vesting percentage, which can be from 0% to 200% based on performance achieved during a three-year performance period and as determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). The performance goals are tied to our total shareholder return (“TSR”) as compared to TSR for a group, which is determined by the Compensation Committee and includes peer companies, the S&P Energy Index and the S&P 500 Index. Also, dividend equivalents accrue during the performance period and will be paid in cash following the end of the performance period based on the amount of dividends credited on shares of our common stock over the performance period multiplied by the number of units that vest.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

During 2023, we granted 222,464 stock-based performance unit awards to eligible officers, which are settled in cash. At the grant date for these stock-based performance units, each unit represents the value of one share of our common stock. The benefit amount to be paid is based on the product of (i) the number of units granted, (ii) the vesting percentage and (iii) the average daily closing price of our common stock during the final 30 calendar days ending on the last trading day of the performance period, subject to the banking feature described below. The vesting percentage can range from 0% to 200%, which is based on performance achieved over a two-year performance period. The performance metric is a predetermined amount of cumulative free cash flow, as defined by the award agreement, generated by the Company over the performance period. The units have a banking feature whereby the stock price valuation and vesting percentage are fixed at no less than 50%, and then again at 100%, if achieved during the performance period. Once those milestones are reached, the vesting percentage will not fall below those banked percentage amounts even if cumulative free cash flow subsequently declines during the performance period, subject to the Compensation Committee’s discretion as described below. Dividend equivalents accrue during the performance period and will be paid in cash following the end of the performance period based on the amounts of dividends credited on shares of our common stock over the performance period multiplied by the number of units that vest. As of December 31, 2023, the fair value of each cash-settled performance unit was $24.57. As set forth in the award agreement terms, the Compensation Committee retains discretion to reduce the vesting percentage and any bank values and determine free cash flow achievement for these awards.
Restricted stock units – We maintain an equity compensation program for our non-employee directors. All non-employee directors receive annual grants of common stock units. For units granted between 2012 and 2020, common shares generally vested following completion of board service or three years from the date of grant, whichever was earlier. For units granted in 2021 and forward, common shares will generally vest following completion of board services or one year from the date of grant, whichever is earlier. However, for any units granted in 2017 or later, our non-employee directors may elect to defer settlement of their common stock units until after they cease serving on the Board. Under the 2019 Plan, we also grant restricted stock units to officers, which, depending on grant agreement terms, generally vest three years from the date of the grant or vest ratably over a three-year period and restricted stock units to certain non-officer employees, which generally vest ratably over a three-year period. Both awards are contingent on the recipient’s continued employment. Grants of restricted stock units to these non-officer employees are generally based on their performance and for retention purposes. Common shares will be issued for these restricted stock units after vesting. Prior to vesting, recipients of restricted stock units typically receive dividend equivalent payments, but they may not vote.
Total stock-based compensation expense – Total employee stock-based compensation expense was $49 million, $50 million and $43 million in 2023, 2022 and 2021, respectively. The total related income tax benefit was $11 million for both 2023 and 2022, respectively. Due to the full valuation allowance on our net federal deferred tax assets in 2021, we did not recognize a tax benefit in the consolidated statement of income during 2021. Cash received upon exercise of stock option awards was $3 million in 2023, $32 million in 2022, and $5 million in 2021. The total related income tax benefit was $1 million and $7 million for 2023 and 2022, respectively. Due to the full valuation allowance on our net federal deferred tax assets in 2021, we did not recognize a tax benefit for deductions for stock awards settled during 2021.
 Stock option awards – The following is a summary of stock option award activity in 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	1,678,524	$28.86
Granted	—	—
Exercised	(262,153)	10.47
Canceled	(412,067)	34.44
Outstanding at end of year	1,004,304	$31.38	1 year	$1
Exercisable at end of year	1,004,304	$31.38	1 year	$1
Expected to vest	—	$—	0 years	$—
The intrinsic value of stock option awards exercised was $4 million in 2023, $23 million in 2022, and $3 million in 2021.
As of December 31, 2023, unrecognized compensation cost related to stock option awards was immaterial.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

 Restricted stock awards and restricted stock units – The following is a summary of restricted stock and restricted stock unit award activity in 2023:

	Awards (in shares)	Weighted Average Grant Date Fair Value
Unvested at beginning of year	4,651,196	$14.89
Granted	1,852,885	25.77
Vested	(2,785,495)	12.58
Canceled	(204,181)	21.64
Unvested at end of year	3,514,405	$22.07
The vesting date fair value of restricted stock awards and restricted stock units which vested during 2023, 2022 and 2021 was $35 million, $34 million and $39 million, respectively. The weighted average grant date fair value of restricted stock awards was $22.07, $14.89 and $10.98 for awards unvested at December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was $42 million of unrecognized compensation cost related to restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 1 year.
Stock-based performance unit awards – During 2023, 2022 and 2021, we granted 222,464, 167,043 and 307,473 stock-based performance unit awards to be settled in shares to officers. At December 31, 2023, there were 686,266 units outstanding. During 2023, 2022 and 2021, we also granted 222,464, 167,043 and 307,473 stock-based performance unit awards to be settled in cash to officers. At December 31, 2023, there were 389,507 units outstanding. Total stock-based performance unit awards expense was $12 million, $18 million and $11 million in 2023, 2022 and 2021, respectively.
The key assumptions used in the Monte Carlo simulation to determine the grant date fair value of stock-based performance units granted in 2023, 2022 and 2021 were:

	2023	2022	2021
Valuation date stock price	$25.79	$22.89	$11.20
Expected annual dividend yield	1.5%	1.2%	1.1%
Expected volatility	58%	73%	71%
Risk-free interest rate	4.5%	1.4%	0.3%
Fair value of stock-based performance units outstanding	$32.97	$34.07	$18.07
17. Equity Method Investments
During 2023, 2022 and 2021 our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

	Ownership as of	December 31,
(In millions)	December 31, 2023	2023	2022
EGHoldings (a)	56%	$118	$287
Alba Plant LLC (b)	52%	153	155
AMPCO (c)	45%	162	135
Total		$433	$577
(a)EGHoldings is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
In accordance with agreements related to the processing of third-party Alen Unit gas at EG LNG, additional equity was issued to an equity partner, which is an E.G. government entity, during the fourth quarter of 2021, thereby reducing our ownership interest in EGHoldings from 60% to 56%. As a result, for the year ended December 31, 2021, we recorded a $12 million pre-tax loss, which was reflected in Net gain (loss) on disposal of assets in our consolidated statements of income.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

As a result of historical impairments to an equity method investee, we incurred a basis differential of $140 million between the net book value of our investment and the amount of our underlying share of equity in the investee’s net assets. As of December 31, 2023 and 2022, the amount of this basis differential was $66 million and $88 million, respectively, which includes the effects of accretion in both periods. The basis differential is being accreted into income over the remaining useful life of the investee’s primary assets. During 2023, 2022, and 2021, we accreted $22 million, $24 million, and $22 million, respectively, into Income from equity method investments in our consolidated statements of income.
Summarized, 100% combined financial information for equity method investees is as follows:

(In millions)	2023	2022	2021
Income data – year:
Revenues and other income	$906	$1,745	$1,095
Income from operations	363	1,164	537
Net income	305	1,068	440
Balance sheet data – December 31:
Current assets	$534	$842
Noncurrent assets	611	698
Current liabilities	183	269
Noncurrent liabilities	167	188
Revenues from related parties were $23 million, $28 million and $30 million in 2023, 2022 and 2021, respectively, with the majority related to EGHoldings in all years.
Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Dividends and return of capital received by us during the years ended December 31, 2023, 2022 and 2021 totaled $329 million, $486 million, and $238 million, respectively.
Current receivables from related parties at December 31, 2023 and December 31, 2022 were $24 million and $36 million, respectively, which primarily related to Alba Plant LLC and EGHoldings in both periods. Payables to related parties at December 31, 2023 were $6 million, primarily related to EGHoldings. Payables to related parties at December 31, 2022 were $20 million, which primarily related to Alba Plant LLC.
18. Leases
Lessee
Operating Leases
We enter into various lease agreements to support our operations including drilling rigs, well fracturing equipment, compressors, buildings, vessels, vehicles and miscellaneous field equipment. We primarily act as a lessee in these transactions and the majority of our existing leases are classified as either short-term or long-term operating leases.
Our drilling rig agreements are classified as either short-term or long-term leases based on the noncancellable period for which we have the right to use the equipment and assessment of options present in each agreement. We also incur variable lease costs under these agreements primarily related to various additional on-demand equipment and labor. The lease costs associated with the drilling rigs are primarily capitalized as part of the well costs.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Finance Leases
In 2018, we signed an agreement with an owner/lessor to construct and lease a new build-to-suit office building in Houston, Texas. The initial lease term is five years and commenced in September 2021 after the new Houston office was ready for occupancy. In March 2022, we made our first cash lease payment. During the years ended December 31, 2023, and 2022, we have made cash lease payments totaling approximately $22 million and $11 million, respectively. At the end of the initial lease term, we can negotiate to extend the lease term for an additional five years, subject to the approval of the participants; purchase the property subject to certain terms and conditions; or remarket the property to an unrelated third party. The lease contains a residual value guarantee of 100% of the total acquisition and construction costs.
Balance Sheet Information
Balance sheet information related to ROU assets and lease liabilities was as follows:

		December 31,
(In millions)		2023	2022
ROU assets:	Balance Sheet Location:
Operating leases(a)	Other noncurrent assets	$225	$123
Finance leases	Other noncurrent assets	18	24
Total ROU assets		$243	$147
Lease liabilities:
Current liabilities
Operating leases	Other current liabilities	$109	$94
Finance leases	Other current liabilities	7	6
Noncurrent liabilities
Operating leases(a)	Deferred credits and other liabilities	120	32
Finance leases	Deferred credits and other liabilities	12	18
Total lease liabilities		$248	$150
(a)As of December 31, 2023, our noncurrent operating ROU asset and lease liability balances increased by $102 million and $88 million, respectively, when compared to the prior year ending balances. The increase is primarily a result of entering into long-term leases for compressors in certain operating areas.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Statements of Income Information
The table below presents our net lease costs for the years ended December 31, 2023, 2022 and 2021:

	December 31,
(In millions)	2023	2022	2021
Operating lease costs:
Short-term lease costs(a)	$76	$164	$121
Long-term lease costs(b)	120	74	64
Variable lease costs(c)	24	37	33
Finance lease costs:
Amortization of ROU assets	6	4	3
Total lease costs	$226	$279	$221

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$149	$90	$73
ROU assets obtained in exchange for new operating lease liabilities(d)	56	117	15
ROU assets obtained in exchange for new finance lease liabilities(e)	—	—	28
Changes to ROU assets resulting from modifications or cancellations of operating leases	$179	$40	$(13)
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
Annual Lease Maturities
The remaining annual undiscounted cash flows associated with long-term leases and the reconciliation of these cash flows to the lease liabilities recognized on the consolidated balance sheet is summarized below:

(In millions)	Operating Lease Obligations	Finance Lease Obligations	Total Lease Obligations
2024	$123	$7	$130
2025	67	7	74
2026	55	6	61
2027	1	—	1
2028	—	—	—
Thereafter	—	—	—
Total undiscounted lease payments	$246	$20	$266
Less: amount representing interest	17	1	18
Total lease liabilities	$229	$19	$248
Less: current portion of lease liability as of December 31, 2023	109	7	116
Long-term lease liability as of December 31, 2023	$120	$12	$132

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Other Information
We use our periodic incremental borrowing rate to discount future contractual payments to their present values. For our operating leases, the weighted average lease term is two years, and the discount rate is 5.72% as of December 31, 2023. For our finance leases, the weighted-average remaining lease term is three years, and the discount rate is 2.23% as of December 31, 2023.
Lessor
Our wholly owned subsidiary, MEGPL, is a lessor for residential housing in E.G., which is occupied by EGHoldings, a related party equity method investee – see Note 17. The lease was classified as an operating lease and expires in 2024, with a lessee option to extend through 2034. Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year. Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below:

(In millions)	Operating Lease Future Cash Receipts
2024	$6
2025	6
2026	6
2027	6
2028	6
Thereafter	36
Total undiscounted cash flows	$66
19. Credit Losses
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Changes in the reserve for credit losses balance for the year were as follows:

	December 31,
(In millions)	2023	2022
Beginning balance as of January 1	$10	$15
Current period provision	3	(3)
Current period write offs	(2)	(2)
Recoveries of amounts previously reserved	(1)	—
Ending balance as of December 31	$10	$10
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
Obligations and funded status – The following summarizes the obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Accumulated benefit obligation	$226	$214	$50	$53

Change in pension benefit obligations:
Beginning balance	$218	$269	$53	$73
Service cost	15	14	—	—
Interest cost	10	7	3	2
Actuarial (gain) loss	10	(46)	1	(11)
Settlements paid	(3)	(21)	—	—
Benefits paid	(18)	(5)	(7)	(11)
Ending balance	$232	$218	$50	$53
Change in fair value of plan assets:
Beginning balance	$161	$192	$—	$—
Actual return on plan assets	13	(27)	—	—
Employer contributions	25	22	7	11
Settlements paid	(3)	(21)	—	—
Benefits paid	(18)	(5)	(7)	(11)
Ending balance	$178	$161	$—	$—
Funded status of plans at December 31	$(54)	$(57)	$(50)	$(53)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(3)	$(3)	$(8)	$(8)
Noncurrent liabilities	(51)	(54)	(42)	(45)
Accrued benefit cost	$(54)	$(57)	$(50)	$(53)
Pretax amounts in accumulated other comprehensive loss:
Net loss	$28	$24	$11	$11
Prior service credit	(2)	(8)	(49)	(65)

In 2023, the pension plans and the postretirement plans both experienced a net actuarial loss due to the mid-year census data update.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

Components of net periodic benefit costs and other comprehensive (income) loss – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive (income) loss for our defined benefit pension and other postretirement plans:

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit costs:
Service cost	$15	$14	$16	$—	$—	$—
Interest cost	10	7	7	3	2	2
Expected return on plan assets	(8)	(8)	(8)	—	—	—
Amortization:
- prior service credit	(6)	(6)	(6)	(16)	(16)	(16)
- actuarial loss	1	2	5	1	2	2
Net settlement loss(a)	1	2	9	—	—	—
Net periodic benefit cost (credit) (b)	$13	$11	$23	$(12)	$(12)	$(12)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss (pretax):
Actuarial loss (gain)	$6	$(10)	$(21)	$1	$(10)	$1
Settlement loss and amortization of actuarial loss	(2)	(4)	(14)	(1)	(2)	(2)
Curtailment gain and amortization of prior service credit	6	6	6	16	16	16
Total recognized in other comprehensive (income) loss	$10	$(8)	$(29)	$16	$4	$15
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$23	$3	$(6)	$4	$(8)	$3
(a)Settlements are recognized as they occur, once it is probable that lump sum payments from a plan for a given year will exceed the plan’s total service and interest costs for that year.
(b)Net periodic benefit costs (credits) reflects a calculated market-related value of plan assets, which recognizes changes in fair value over three years.
Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2023, 2022 and 2021:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.94%	5.20%	2.83%	4.87%	5.07%	2.48%
Rate of compensation increase(a)	5.50%	5.00%	0.50%	5.50%	5.00%	0.50%
Cash balance interest crediting	3.94%	4.20%	3.00%	—%	—%	—%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.20%	4.02%	2.77%	5.07%	2.48%	2.02%
Expected long-term return on plan assets	6.00%	5.75%	5.75%	—%	—%	—%
Rate of compensation increase(a)	5.50%	5.00%	0.50%	5.50%	5.00%	0.50%
Cash balance interest crediting	4.20%	3.60%	3.00%	—%	—%	—%
(a)The assumed rate of compensation increase is 4.50% for 2024 and future years.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

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
Pension plan – The plan’s current targeted asset allocation is comprised of 55% equity securities and 45% other fixed income securities. Over time, as the plan’s funded ratio (as defined by the investment policy) improves, in order to reduce volatility in returns and to better match the plan’s liabilities, the allocation to equity securities will decrease while the amount allocated to fixed income securities will increase. The plan’s assets are managed by a third-party investment manager.
Fair value measurements – Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset class at December 31, 2023 and 2022.
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
The following tables present the fair values of our defined benefit pension plan’s assets, by level within the fair value hierarchy, as of December 31, 2023 and 2022:

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1
Equity securities:
Common stock	—	—	—	—
Private equity	—	—	3	3
Other	—	—	9	9
Total investments, at fair value	1	—	12	13
Commingled funds(a)	—	—	—	165
Total investments	$1	$—	$12	$178

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8	$—	$—	$8
Equity securities:
Common stock	22	—	—	22
Private equity	—	—	5	5
Other	—	—	10	10
Total investments, at fair value	30	—	15	45
Commingled funds(a)	—	—	—	116
Total investments	$30	$—	$15	$161
(a)After the adoption of the FASB update for the fair value hierarchy, we separately report the investments for which fair value was measured using the net asset value per share as a practical expedient. Amounts presented in this table are intended to reconcile the fair value hierarchy to the pension plan assets.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

The activity during the year ended December 31, 2023 and 2022, for the assets using Level 3 fair value measurements was immaterial.
Cash flows
Estimated future benefit payments – The following gross benefit payments, which were estimated based on actuarial assumptions applied at December 31, 2023 and reflect expected future services, as appropriate, are to be paid in the years indicated:

(In millions)	Pension Benefits	Other Benefits
2024	$29	$7
2025	27	7
2026	25	6
2027	25	5
2028	24	5
2029 through 2033	$113	$18
Contributions to defined benefit plans – We expect to make contributions to the funded pension plan of up to $18 million in 2024. Cash contributions to be paid from our general assets for the unfunded portion of our pension and postretirement plans are expected to be approximately $3 million and $7 million in 2024.
Contributions to defined contribution plans – We contribute to several defined contribution plans for eligible employees. Contributions to these plans totaled $14 million, $12 million, and $13 million in 2023, 2022, and 2021, respectively.
21. Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents a summary of amounts reclassified from accumulated other comprehensive income:

	Year Ended December 31,
(In millions)	2023	2022	Income Statement Line
Postretirement and postemployment plans
Amortization of prior service credit	$22	$22	Other net periodic benefit credits
Amortization of actuarial loss	(2)	(4)	Other net periodic benefit credits
Net settlement loss	(1)	(2)	Other net periodic benefit credits
Income tax	(4)	(3)	Provision for income taxes
Total reclassifications, net of tax	$15	$13	Net income
22. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2023	2022	2021
Included in operating activities:
Interest paid(a)	$329	$197	$231
Income taxes paid, net of refunds	106	173	24
Noncash investing activities:
Increase in asset retirement costs	$19	$30	$56
(a)The increase during the twelve months ended December 31, 2023 compared to the same period in 2022 and 2021 was primarily related to interest paid on borrowings under the Term Loan Facility and Revolving Credit Facility.
Other noncash investing activities include accrued capital expenditures for the years December 31, 2023, 2022 and 2021 of $86 million, $111 million and $81 million, respectively. Additionally, we assumed certain liabilities related to our acquisition of the Eagle Ford assets of Ensign in December 2022. See Note 4 for further details related to the acquisition.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

23. Net Interest and Other

	Year Ended December 31,
(In millions)	2023	2022	2021
Interest:
Interest income	$7	$15	$1
Interest expense(a)	(343)	(227)	(257)
Gain on interest rate swaps	1	19	54
Total interest	(335)	(193)	(202)
Other:
Other	(17)	5	14
Net interest and other	$(352)	$(188)	$(188)
(a)The increase in interest expense during the twelve months ended December 31, 2023 compared to the same period in 2022 and 2021 was primarily related to interest paid on borrowings under the Term Loan Facility and Revolving Credit Facility.
24. Commitments and Contingencies
Various groups, including the State of North Dakota and the Mandan, Hidatsa and Arikara Nation or MHA Nation, also known as the Three Affiliated Tribes of the Fort Berthold Indian Reservation (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs (the “BIA”), have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of December 31, 2023, we have a $119 million current liability in suspended royalty and working interest revenue, including interest, of which $103 million was included within accounts payable and $16 million related to accrued interest and was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $26 million for capital and expenses. To address a potential dispute with the Three Affiliated Tribes over the validity of certain of our leases, in 2023 Marathon Oil entered into an agreement pursuant to which we paid an amount representing $50 million of the suspended royalties (inclusive of interest thereon) to the Three Affiliated Tribes. The agreement allows Marathon Oil to recover all funds paid to the Three Affiliated Tribes (including by offsetting against production from other minerals leased to Marathon Oil by the Three Affiliated Tribes) if a court ultimately determines that the Disputed Land is not held in trust for the Three Affiliated Tribes, but instead is owned by the State of North Dakota. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times in recent years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding that the Disputed Land is held in trust for the Three Affiliated Tribes. While the M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, the State of North Dakota, or a court. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements

We have received Notices of Violations (“NOVs”)’s from the EPA related to alleged violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice. The resolution of the enforcement action will likely include monetary sanctions, for which we maintain an accrual of our estimate, and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. Through the date of this filing, we are unable to estimate the full financial impact associated with this matter, as there exists substantial uncertainty as to the ultimate result of this matter and it is reasonably possible the result could be materially different from our expectations and our accrual.
We have received NOVs from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of our oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. We initiated discussions with the EPA to resolve these matters. At this time, we are unable to estimate the potential loss associated with these matters, however, it is reasonably possible that resolution of these matters may result in a fine or penalty in excess of $300,000.
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
At December 31, 2023 and 2022, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of December 31, 2023. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.

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
The Manager of Corporate Reserves is the technical person primarily responsible for overseeing the preparation and audit of the reserves estimates. He has a Bachelor of Science in Petroleum Engineering, is a licensed Professional Engineer in Oklahoma and Texas, and is a Certified Petroleum Engineer with the Society of Petroleum Engineers (“SPE”). He has over 11 years of experience in the estimation of reserves and resources and is a member of the Society of Petroleum Evaluation Engineers (“SPEE”).
Methodologies used in proved reserves estimation may include decline curve analysis, statistical analysis of production performance, reservoir simulation and volumetric analysis. The observed statistical nature of production performance coupled with highly certain reservoir continuity or quality and sufficient proved developed locations establish the reasonable certainty criteria required for booking proved reserves.
Audits of Estimates
We have established a robust series of internal controls, policies and processes intended to ensure the quality and accuracy of our reserve estimates. We also engage third-party consultants to audit our estimates of proved reserves. Our policy requires that audits are provided that comprise at least 70% of our total proved reserves per year. An audit tolerance of +/- 10% to our internal estimates has been established.
For the year ended 2023, third party audits were conducted for proved reserves in Bakken, Eagle Ford, Permian and E.G., covering 87% of total reserves. All audits conducted during this period fell within the established +/- 10% tolerance.
Ryder Scott Company (“Ryder Scott”) performed audits for certain reserve estimates of our U.S. assets as of December 31, 2023. The Ryder Scott summary reports are filed as exhibits to this Annual Report on Form 10-K. The team lead for Ryder Scott has over 40 years of industry experience and experience with E&P companies and a major financial advisory services group before joining Ryder Scott over 20 years ago. He has been a member of SPE for over 45 years, past president of SPEE, past chairman of SPE Oil & Gas Reserves Committee and is a registered Professional Engineer in the State of Texas.
Netherland, Sewell & Associates, Inc. (“NSAI”) performed an audit for reserve estimates of Alba field as of December 31, 2023. The NSAI summary report is filed as an exhibit to this Annual Report on Form 10-K. Members of the NSAI team have multiple years of industry experience, having worked for large, international oil and gas companies before joining NSAI. The senior technical advisor has over 19 years of practical experience in petroleum engineering and the estimation and evaluation of reserves and is a registered Professional Engineer in the State of Texas. The second team member has over 18 years of practical experience in petroleum geosciences and is a licensed Professional Geoscientist in the State of Texas.
Estimated Quantities of Proved Oil and Gas Reserves
The estimation of net recoverable quantities of crude oil and condensate, NGLs and natural gas is a highly technical process which is based upon several underlying assumptions that are subject to change. Proved reserves are determined using “SEC Pricing”, calculated as an unweighted average of commodity prices in the prior 12-month period using the closing prices on the first day of each month. As discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates, commodity prices are volatile which can have an impact on proved reserves. If commodity prices in the future average below prices used to determine proved reserves at December 31, 2023, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. Future reserve revisions could also result from changes in capital funding, drilling plans and governmental regulation, among other things. It is difficult to estimate the magnitude of any potential price change and the effect on proved reserves, due to numerous factors.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves

(mmbbl)	U.S.	E.G.(a)	Total
Crude oil and condensate
Proved developed and undeveloped reserves:
Beginning of year - 2021	483	26	509
Revisions of previous estimates	65	7	72
Purchases of reserves in place	3	—	3
Extensions, discoveries and other additions	49	—	49
Production	(59)	(4)	(63)
End of year - 2021	541	29	570
Revisions of previous estimates	10	5	15
Purchases of reserves in place	62	—	62
Extensions, discoveries and other additions	60	—	60
Production	(58)	(4)	(62)
End of year - 2022	615	30	645
Revisions of previous estimates	(29)	(1)	(30)
Purchases of reserves in place	1	—	1
Extensions, discoveries and other additions	97	—	97
Production	(66)	(3)	(69)
End of year - 2023	618	26	644
Proved developed reserves:
Beginning of year - 2021	301	23	324
End of year - 2021	332	26	358
End of year - 2022	354	30	384
End of year - 2023	340	26	366
Proved undeveloped reserves:
Beginning of year - 2021	182	3	185
End of year - 2021	209	3	212
End of year - 2022	261	—	261
End of year - 2023	278	—	278

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(mmbbl)	U.S.	E.G.(a)	Total
NGLs
Proved developed and undeveloped reserves:
Beginning of year - 2021	155	16	171
Revisions of previous estimates	43	4	47
Purchases of reserves in place	1	—	1
Extensions, discoveries and other additions	24	—	24
Production	(23)	(2)	(25)
End of year - 2021	200	18	218
Revisions of previous estimates	35	2	37
Purchases of reserves in place	63	—	63
Extensions, discoveries and other additions	18	—	18
Production	(24)	(2)	(26)
End of year - 2022	292	18	310
Revisions of previous estimates	(11)	—	(11)
Purchases of reserves in place	3	—	3
Extensions, discoveries and other additions	53	—	53
Production	(32)	(2)	(34)
End of year - 2023	305	16	321
Proved developed reserves:
Beginning of year - 2021	110	14	124
End of year - 2021	135	17	152
End of year - 2022	183	18	201
End of year - 2023	193	16	209
Proved undeveloped reserves:
Beginning of year - 2021	45	2	47
End of year - 2021	65	1	66
End of year - 2022	109	—	109
End of year - 2023	112	—	112

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(bcf)	U.S.	E.G.(a)	Total
Natural gas
Proved developed and undeveloped reserves:
Beginning of year - 2021	1,174	574	1,748
Revisions of previous estimates	245	(13)	232
Purchases of reserves in place	3	—	3
Extensions, discoveries and other additions	162	—	162
Production(b)	(138)	(95)	(233)
End of year - 2021	1,446	466	1,912
Revisions of previous estimates	44	62	106
Purchases of reserves in place	401	—	401
Extensions, discoveries and other additions	100	—	100
Production(b)	(132)	(92)	(224)
End of year - 2022	1,859	436	2,295
Revisions of previous estimates	(242)	(24)	(266)
Purchases of reserves in place	38	—	38
Extensions, discoveries and other additions	330	—	330
Production(b)	(190)	(78)	(268)
Sales of reserves in place	(1)	—	(1)
End of year - 2023	1,794	334	2,128
Proved developed reserves:
Beginning of year - 2021	827	526	1,353
End of year - 2021	998	439	1,437
End of year - 2022	1,223	436	1,659
End of year - 2023	1,150	334	1,484
Proved undeveloped reserves:
Beginning of year - 2021	347	48	395
End of year - 2021	448	27	475
End of year - 2022	636	—	636
End of year - 2023	644	—	644

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Estimated Quantities of Proved Oil and Gas Reserves (continued)

(mmboe)	U.S.	E.G.(a)	Total
Total Proved Reserves
Proved developed and undeveloped reserves:
Beginning of year - 2021	835	137	972
Revisions of previous estimates	148	10	158
Purchases of reserves in place	4	—	4
Extensions, discoveries and other additions	99	—	99
Production(b)	(104)	(23)	(127)
End of year - 2021	982	124	1,106
Revisions of previous estimates	53	18	71
Purchases of reserves in place	191	—	191
Extensions, discoveries and other additions	95	—	95
Production(b)	(104)	(21)	(125)
End of year - 2022	1,217	121	1,338
Revisions of previous estimates	(81)	(5)	(86)
Purchases of reserves in place	11	—	11
Extensions, discoveries and other additions	205	—	205
Production(b)	(129)	(19)	(148)
End of year - 2023	1,223	97	1,320
Proved developed reserves:
Beginning of year - 2021	549	125	674
End of year - 2021	634	115	749
End of year - 2022	741	121	862
End of year - 2023	726	97	823
Proved undeveloped reserves:
Beginning of year - 2021	286	12	298
End of year - 2021	348	9	357
End of year - 2022	476	—	476
End of year - 2023	497	—	497
(a)Consists of estimated reserves from properties governed by production sharing contracts.
(b)Excludes the resale of purchased natural gas used in reservoir management.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

2023 proved reserves decreased by 18 mmboe primarily due to the following:
•Revisions of previous estimates: Decreased by 86 mmboe as referenced below:
Primary Increases:
◦32 mmboe associated with performance and other technical revisions
Primary Decreases:
◦51 mmboe due to reduced commodity pricing
◦69 mmboe due to changes in the 5-year plan in U.S. resource plays
•Purchases of reserves in place: Increased by 11 mmboe due to acquisitions in U.S. resource plays
•Extensions, discoveries and other additions: Increased by 205 mmboe as referenced below:
Primary Increases:
◦173 mmboe in the U.S. resource plays associated with booking proved undeveloped reserves on previously unproved acreage
◦32 mmboe in the U.S. resource plays associated with wells to sales from unproved categories
•Production: Decreased by 148 mmboe.

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
•Production: Decreased by 127 mmboe.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Changes in Proved Undeveloped Reserves
The following table shows changes in proved undeveloped reserves for 2023:

(mmboe)
Beginning of year	476
Revisions of previous estimates	(60)
Purchases of reserves in place	—
Extensions, discoveries and other additions	173
Transfers to proved developed	(92)
End of year	497
2023 proved undeveloped reserves increased by 21 mmboe primarily due to the following:
•Revisions of prior estimates: Decreased by 60 mmboe as referenced below:
Primary Increases:
◦15 mmboe associated with performance and other technical revisions
Primary Decreases:
◦69 mmboe due to changes in the 5-year plan in U.S. resource plays
•Extensions, discoveries and other additions: Increased by 173 mmboe associated with booking proved undeveloped reserves on previously unproved acreage.
•Transfers to proved developed: 92 mmboe of PUD reserves were converted to proved developed status during 2023. This 2023 transfer equates to a 19% PUD conversion rate and a 5-year average PUD conversion rate during the 2019 - 2023 period of 22%. All proved undeveloped reserve drilling locations are scheduled to be producing within five years of the initial booking date.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

(In millions)	U.S.	E.G.	Total
Year Ended December 31, 2023
Capitalized Costs:
Proved properties	$37,966	$2,064	$40,030
Unproved properties	2,287	—	2,287
Total	40,253	2,064	42,317
Accumulated depreciation, depletion and amortization:
Proved properties	23,055	1,819	24,874
Unproved properties	372	(7)	365
Total	23,427	1,812	25,239
Net capitalized costs	$16,826	$252	$17,078
Year Ended December 31, 2022
Capitalized Costs:
Proved properties	$35,227	$2,057	$37,284
Unproved properties	3,177	—	3,177
Total	38,404	2,057	40,461
Accumulated depreciation, depletion and amortization:
Proved properties	21,118	1,776	22,894
Unproved properties	333	(7)	326
Total	21,451	1,769	23,220
Net capitalized costs	$16,953	$288	$17,241

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Costs Incurred for Property Acquisition, Exploration and Development (a)

(In millions)	U.S.	E.G.	Total
December 31, 2023
Property acquisition:
Proved	$27	$—	$27
Unproved	(5)	—	(5)
Exploration	143	2	145
Development	1,812	1	1,813
Total	$1,977	$3	$1,980
December 31, 2022
Property acquisition:
Proved	$2,291	$—	$2,291
Unproved	1,029	—	1,029
Exploration	219	—	219
Development	1,203	—	1,203
Total	$4,742	$—	$4,742
December 31, 2021
Property acquisition:
Proved	$47	$—	$47
Unproved	9	—	9
Exploration	162	—	162
Development	781	5	786
Total	$999	$5	$1,004
(a)Includes costs incurred whether capitalized or expensed.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Results of Operations for Oil and Gas Producing Activities

	U.S.	E.G.	Total
Year Ended December 31, 2023
Revenues and other income
Sales	$6,221	$204	$6,425
Other income	17	—	17
Total revenues and other income	6,238	204	6,442
Expenses:
Production costs	(1,785)	(76)	(1,861)
Exploration expenses(a)	(57)	(2)	(59)
Depreciation, depletion and amortization(b)	(2,159)	(44)	(2,203)
Technical support and other	(49)	(4)	(53)
Total expenses	(4,050)	(126)	(4,176)
Results before income taxes	2,188	78	2,266
Income tax provision	(413)	(22)	(435)
Results of operations	$1,775	$56	$1,831
Year Ended December 31, 2022
Revenues and other loss:
Sales	$7,060	$268	$7,328
Other loss	(38)	—	(38)
Total revenues and other loss	7,022	268	7,290
Expenses:
Production costs	(1,712)	(65)	(1,777)
Exploration expenses(a)	(110)	—	(110)
Depreciation, depletion and amortization(b)	(1,682)	(60)	(1,742)
Technical support and other	(53)	(3)	(56)
Total expenses	(3,557)	(128)	(3,685)
Results before income taxes	3,465	140	3,605
Income tax provision	(789)	(41)	(830)
Results of operations	$2,676	$99	$2,775
Year Ended December 31, 2021
Revenues and other income:
Sales	$4,828	$265	$5,093
Other income	9	—	9
Total revenues and other income	4,837	265	5,102
Expenses:
Production costs	(1,388)	(56)	(1,444)
Exploration expenses(a)	(136)	—	(136)
Depreciation, depletion and amortization(b)	(2,032)	(68)	(2,100)
Technical support and other	(38)	(3)	(41)
Total expenses	(3,594)	(127)	(3,721)
Results before income taxes	1,243	138	1,381
Income tax provision	(7)	(37)	(44)
Results of operations	$1,236	$101	$1,337
(a)Includes exploratory dry well costs, unproved property impairments and other.
(b)Includes accretion of asset retirement obligations (See Note 11) and long-lived asset impairments (See Note 10).

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Results of Operations for Oil and Gas Producing Activities
The following reconciles results of operations for oil and gas producing activities to segment income:

	Year Ended December 31,
(In millions)	2023	2022	2021
Results of operations	$1,831	$2,775	$1,337
Items not included in results of oil and gas operations, net of tax:
Marketing income and other non-oil and gas producing related activities	(75)	(99)	(125)
Income from equity method investments	167	502	232
Items not allocated to segment income, net of tax:
Administration expenses and other	57	98	37
Long-lived asset impairments	2	6	59
Exploratory dry well costs and unproved property impairments	23	57	70
Unrealized gain on derivatives	(10)	(14)	(16)
Segment income	$1,995	$3,325	$1,594

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves
U.S. GAAP prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves, giving very specific assumptions to be made such as the use of a 10% discount rate and an unweighted average of commodity prices in the prior 12-month period using the closing prices on the first day of each month as well as current costs applicable at the date of the estimate. These and other required assumptions have not always proved accurate in the past, and other valid assumptions would give rise to substantially different results. In addition, the 10% discount rate required to be used is not necessarily the most appropriate discount factor based on our cost of capital and the risks associated with our business and the oil and natural gas industry in general. This information is not the fair value, nor does it represent the expected present value of future cash flows of our crude oil and condensate, NGLs and natural gas reserves.

(In millions)	U.S.	E.G.	Total
Year Ended December 31, 2023
Future cash inflows	$58,735	$2,561	$61,296
Future production and support costs	(23,069)	(1,272)	(24,341)
Future development costs(a)	(8,414)	(49)	(8,463)
Future income tax expenses	(3,143)	(333)	(3,476)
Future net cash flows	$24,109	$907	$25,016
10% annual discount for timing of cash flows	(11,745)	(185)	(11,930)
Standardized measure of discounted future net cash flows	$12,364	$722	$13,086
Year Ended December 31, 2022
Future cash inflows	$80,247	$2,278	$82,525
Future production and support costs	(25,404)	(1,110)	(26,514)
Future development costs(a)	(6,848)	(54)	(6,902)
Future income tax expenses	(7,516)	(284)	(7,800)
Future net cash flows	$40,479	$830	$41,309
10% annual discount for timing of cash flows	(18,807)	(279)	(19,086)
Standardized measure of discounted future net cash flows	$21,672	$551	$22,223
Year Ended December 31, 2021
Future cash inflows	$46,172	$1,734	$47,906
Future production and support costs	(17,212)	(880)	(18,092)
Future development costs(a)	(4,459)	(36)	(4,495)
Future income tax expenses	(2,526)	(209)	(2,735)
Future net cash flows	$21,975	$609	$22,584
10% annual discount for timing of cash flows	(10,000)	(180)	(10,180)
Standardized measure of discounted future net cash flows	$11,975	$429	$12,404
(a)Includes estimated abandonment costs to settle asset retirement obligations.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
(In millions)	2023	2022	2021
Sales and transfers of oil and gas produced, net of production and support costs	$(4,512)	$(5,496)	$(3,608)
Net changes in prices and production and support costs related to future production	(9,605)	8,643	8,013
Extensions, discoveries and improved recovery, less related costs	1,607	1,727	739
Development costs incurred during the period	1,868	1,232	795
Changes in estimated future development costs	(762)	(1,057)	20
Revisions of previous quantity estimates	(1,269)	1,379	2,460
Net changes in purchases and sales of minerals in place	149	4,090	(52)
Accretion of discount	2,579	1,335	374
Changes in timing and other(a)	(993)	590	523
Net change in income taxes	1,801	(2,624)	(879)
Net change for the year	(9,137)	9,819	8,385
Beginning of the year	22,223	12,404	4,019
End of the year	$13,086	$22,223	$12,404
(a)Primarily a result of changes in estimated timing of development and production activities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” under Item 8 of this Form 10-K.
Attestation Report of the Registered Public Accounting Firm
See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to “Proposal 1: Election of Directors” and “Corporate Governance—Committees of the Board” in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2023 (the “2024 Proxy Statement”).
See “Executive Officers” under Item 1 of this Form 10-K for information about our executive officers.
        Our code of ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is contained in our Code of Business Conduct, which is available on our website at www.marathonoil.com under Investors—Corporate Governance. You may request a printed copy free of charge by sending a request to the Corporate Secretary. We intend to disclose any amendments and any waivers to our Code of Business Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and relate to any element of the Code of Business Conduct enumerated in Item 406(b) of Regulation S-K on our website at www.marathonoil.com under Investors —Corporate Governance within four business days. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of information required by this item are incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023, with respect to shares of Marathon Oil common stock that may be issued under our existing equity compensation plans:
•Marathon Oil Corporation 2019 Incentive Compensation Plan (the “2019 Plan”)
•Marathon Oil Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) – No additional awards will be granted under this plan.
•Marathon Oil Corporation 2012 Incentive Compensation Plan (the “2012 Plan”) – No additional awards will be granted under this plan.
•Marathon Oil Corporation 2007 Incentive Compensation Plan (the “2007 Plan”) – No additional awards will be granted under this plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,392,554	(a)	$31.38	(b)	22,024,859	(c)
(a)Represents 1,004,304 outstanding stock options, 3,543,898 restricted stock units, 686,266 stock-based performance units assuming target performance and 158,086 deferred stock units.
(b)Weighted-average exercise price of outstanding stock options only; excludes restricted stock units, stock-based performance units and deferred stock units.
(c)Reflects the shares available for issuance under the 2019 Plan for awards of restricted stock, restricted stock units, stock-based performance units, stock options and SARs. In the case of stock-based performance units, amounts assume target performance.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to “Transactions with Related Persons,” and “Proposal 1: Election of Directors—Director Independence” in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to “Proposal 2: Ratification of Independent Auditor for 2024” in the 2024 Proxy Statement.
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
10.12
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
		10-Q	10.1	11/2/2023
10.13†	2022 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2022 - 2023 Performance Cycle for Section 16 Officers	10-Q	10.1	5/5/2022
10.14†	2022 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2022 - 2024 Performance Cycle for Section 16 Officers	10-Q	10.2	5/5/2022
10.15†	2021 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	10.1	5/6/2021
10.16†	2021 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2021 - 2022 Performance Cycle for Section 16 Officers	10-Q	10.2	5/6/2021
10.17†	2021 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2021 - 2023 Performance Cycle for Section 16 Officers	10-Q	10.3	5/6/2021
10.18†	2021 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Directors	10-K	10.9	2/23/2021
10.19†	Marathon Oil Corporation 2019 Incentive Compensation Plan	DEF 14A	App. A	4/12/2019
10.20†	2019 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Award Agreement for Section 16 Officers	10-Q	10.1	8/8/2019
10.21†	2019 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers	10-Q	10.2	8/8/2019

Exhibit Number		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
	Exhibit Description	Form	Exhibit	Filing Date
10.22†	2019 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	10.3	8/8/2019
10.23†	2019 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Directors	10-Q	10.4	8/8/2019
10.24†	2020 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement for Section 16 Officers	10-K	10.13	2/2/2020
10.25†	2023 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2023 - 2024 Performance Cycle for Section 16 Officers	10-Q	10.1	5/4/2023
10.26†	2023 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2023 - 2025 Performance Cycle for Section 16 Officers	10-Q	10.2	5/4/2023
10.27†	Marathon Oil Corporation 2016 Incentive Compensation Plan	DEF 14A	App. A	4/7/2016
10.28†	Summary Director Compensation Arrangement, effective 2023	10-K	10.25	2/16/2023
10.29†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (3-year cliff vesting)	10-K	10.8	2/24/2017
10.30†	Form of Marathon Oil Corporation 2016 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Canadian Directors (3-year cliff vesting)	10-K	10.9	2/24/2017
10.31†	Marathon Oil Corporation 2012 Incentive Compensation Plan	DEF 14A	App. III	3/8/2012
10.32†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Non-Qualified Stock Option Award Agreement	8-K	10.1	8/1/2014
10.33†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Initial CEO Option Grant Agreement	10-Q	10.1	11/6/2013
10.34†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Section 16 Officers (3-year prorata vesting)	10-K	10.5	2/22/2013
10.35†	Form of Marathon Oil Corporation 2012 Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Officers (3-year prorata vesting)	10-K	10.6	2/22/2013
10.36†	Marathon Oil Corporation Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 20, 2016)	10-K	10.29	2/24/2017
10.37†	Marathon Oil Company Deferred Compensation Plan Amended and Restated Effective June 30, 2011	10-K	10.32	2/29/2012
10.38†	Marathon Oil Company Excess Benefit Plan Amended and Restated	10-K	10.31	2/29/2012
10.39*†	Marathon Oil Corporation Officer Change in Control Severance Benefits Plan (As amended effective January 31, 2024)
10.40†	Marathon Oil Corporation Policy for Repayment of Annual Cash Bonus Amounts	10-K	10.10	2/28/2011
10.41†	Marathon Oil Corporation Executive Tax, Estate and Financial Planning Program, Amended and Restated Effective January 1, 2024	10-Q	10.2	11/2/2023
10.42†	Tax Sharing Agreement dated as of May 25, 2011 among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	8-K	10.1	5/26/2011
21.1*	List of Significant Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit Number		Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
	Exhibit Description	Form	Exhibit	Filing Date
23.2*	Consent of Ryder Scott Company, L.P., independent petroleum engineers and geologists
23.3*	Consent of Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*	Clawback Policy for the Recovery of Erroneously Awarded Compensation
99.1*	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2023
99.2*	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2023
99.3*	Summary report of audits performed by Ryder Scott Company, L.P., independent petroleum engineers and geologists for 2023
99.4*	Summary report of audits performed by Netherland, Sewell & Associates, Inc., independent petroleum engineers and geologists for 2023
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2024	MARATHON OIL CORPORATION

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 22, 2024 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ LEE M. TILLMAN	Chairman, President and Chief Executive Officer
Lee M. Tillman

/s/ DANE E. WHITEHEAD	Executive Vice President and Chief Financial Officer
Dane E. Whitehead

/s/ ROB L. WHITE	Vice President, Controller and Chief Accounting Officer
Rob L. White

/s/ CHADWICK C. DEATON	Director
Chadwick C. Deaton

/s/ MARCELA E. DONADIO	Director
Marcela E. Donadio

/s/ M. ELISE HYLAND	Director
M. Elise Hyland

/s/ HOLLI C. LADHANI	Director
Holli C. Ladhani

/s/ MARK A. MCCOLLUM	Director
Mark A. McCollum

/s/ BRENT J. SMOLIK	Director
Brent J. Smolik

/s/ SHAWN D. WILLIAMS	Director
Shawn D. Williams