Form 10-Q
period 2024-03-31
MARATHON OIL CORP
filed 2024-05-02
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 564,035,502 shares of Marathon Oil Corporation common stock outstanding as of April 30, 2024.

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
For certain industry specific terms used in this Form 10-Q, please see “Definitions” in our 2023 Annual Report on Form 10-K.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
Revenues and other income:
Revenues from contracts with customers	$1,538	$1,567
Net gain (loss) on commodity derivatives	(24)	15
Income from equity method investments	39	80
Net gain on disposal of assets	—	5
Other income (expense)	(2)	13
Total revenues and other income	1,551	1,680
Costs and expenses:
Production	221	201
Shipping, handling and other operating, including related party of $15 and $0	169	162
Exploration	7	15
Depreciation, depletion and amortization	524	520
Taxes other than income	96	95
General and administrative	86	82
Total costs and expenses	1,103	1,075
Income from operations	448	605
Net interest and other	(69)	(82)
Other net periodic benefit credits	3	3
Income before income taxes	382	526
Provision for income taxes	85	109
Net income	$297	$417
Net income per share:
Basic	$0.52	$0.66
Diluted	$0.52	$0.66
Weighted average common shares outstanding:
Basic	576	628
Diluted	576	629
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net income	$297	$417
Other comprehensive loss, net of tax
Change in actuarial gain and other for postretirement and postemployment plans	(4)	(5)
Change in derivative hedges unrecognized gain	2	(2)
Other comprehensive loss	(2)	(7)
Comprehensive income	$295	$410
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In millions, except par value and share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49	$155
Receivables, net	1,276	1,152
Inventories	179	186
Other current assets	53	76
Total current assets	1,557	1,569
Equity method investments	472	433
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $26,420 and $25,914	17,303	17,213
Other noncurrent assets	336	360
Total assets	$19,668	$19,575
Liabilities
Current liabilities:
Accounts payable	$1,514	$1,364
Commercial paper	450	450
Payroll and benefits payable	40	70
Accrued taxes	135	126
Other current liabilities	310	312
Long-term debt due within one year	400	1,600
Total current liabilities	2,849	3,922
Long-term debt	4,578	3,378
Deferred tax liabilities	462	419
Defined benefit postretirement plan obligations	93	93
Asset retirement obligations	329	326
Deferred credits and other liabilities	213	232
Total liabilities	8,524	8,370
Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at March 31, 2024 and December 31, 2023)	937	937
Held in treasury, at cost – 369 million shares and 360 million shares	(9,201)	(8,952)
Additional paid-in capital	7,129	7,172
Retained earnings	12,199	11,966
Accumulated other comprehensive income	80	82
Total stockholders’ equity	11,144	11,205
Total liabilities and stockholders’ equity	$19,668	$19,575
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$297	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	524	520
Exploratory dry well costs and unproved property impairments	6	14
Net gain on disposal of assets	—	(5)
Deferred income taxes	43	85
Unrealized (gain) loss on derivative instruments, net	24	(2)
Pension and other post retirement benefits, net	(3)	(7)
Stock-based compensation	11	10
Equity method investments, net	(39)	(80)
Changes in:
Current receivables	(120)	(86)
Inventories	6	(12)
Current accounts payable and accrued liabilities	12	30
Other current assets and liabilities	(2)	(9)
All other operating, net	(2)	(10)
Net cash provided by operating activities	757	865
Investing activities:
Capital expenditures	(603)	(601)
Change in capital accrual	117	69
Acquisitions, net of cash acquired	(4)	11
Disposal of assets, net of cash transferred to the buyer	—	(1)
All other investing, net	1	—
Net cash used in investing activities	(489)	(522)
Financing activities:
Borrowings	1,200	—
Debt repayments	(1,200)	(70)
Proceeds from revolving credit facility	50	175
Repayments of revolving credit facility	(43)	(175)
Shares repurchased under buyback programs	(285)	(334)
Dividends paid	(64)	(63)
Withholding tax on stock-based incentive awards	(18)	(30)
All other financing, net	(14)	(2)
Net cash used in financing activities	(374)	(499)
Net decrease in cash and cash equivalents	(106)	(156)
Cash and cash equivalents at beginning of period	155	334
Cash and cash equivalents at end of period	$49	$178
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Three Months Ended March 31, 2023
December 31, 2022 Balance	$—	$937	$(7,512)	$7,203	$10,663	$106	$11,397
Shares repurchased under buyback programs	—	—	(334)	—	—	—	(334)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	35	(54)	—	—	(19)
Net income	—	—	—	—	417	—	417
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends paid (per share amount of $0.10)	—	—	—	—	(63)	—	(63)
March 31, 2023 Balance	$—	$937	$(7,814)	$7,149	$11,017	$99	$11,388

Three Months Ended March 31, 2024
December 31, 2023 Balance	$—	$937	$(8,952)	$7,172	$11,966	$82	$11,205
Shares repurchased under buyback programs	—	—	(285)	—	—	—	(285)
Excise tax on shares repurchased	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	38	(43)	—	—	(5)
Net income	—	—	—	—	297	—	297
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends paid (per share amount of $0.11)	—	—	—	—	(64)	—	(64)
March 31, 2024 Balance	$—	$937	$(9,201)	$7,129	$12,199	$80	$11,144
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K. The results of operations for the first quarter of 2024 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
Accounting Standards Updates Adopted
No accounting standards were adopted in the first quarter of 2024 that had a material impact on our consolidated financial statements.
Accounting Standards Updates Not Yet Adopted
There were no issued but pending accounting standards expected to have a material impact on our consolidated financial statements.
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options and performance units in all periods, provided the effect is not antidilutive. The per share calculations below exclude 1 million of antidilutive stock options and performance units for both the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Net income	$297	$417

Weighted average common shares outstanding	576	628
Effect of dilutive securities	—	1
Weighted average common shares, diluted	576	629
Net income per share:
Basic	$0.52	$0.66
Diluted	$0.52	$0.66

Dividends per share	$0.11	$0.10
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas, including LNG, under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of March 31, 2024 and December 31, 2023, receivables from contracts with customers, included in receivables, less reserves for credit losses, were $972 million and $886 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three months ended March 31:
United States

	Three Months Ended March 31, 2024
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$439	$465	$199	$65	$12	$1,180
NGLs	58	41	20	32	—	151
Natural gas	33	16	7	29	1	86
Other	1	—	—	—	4	5
Revenues from contracts with customers	$531	$522	$226	$126	$17	$1,422

	Three Months Ended March 31, 2023
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$495	$431	$170	$78	$11	$1,185
NGLs	71	37	22	39	—	169
Natural gas	56	35	11	36	1	139
Other	2	—	—	—	8	10
Revenues from contracts with customers	$624	$503	$203	$153	$20	$1,503
International (E.G.)

	Three Months Ended March 31,
(In millions)	2024	2023
Crude oil and condensate	$61	$57
NGLs	1	1
Natural gas, sold as gas	2	5
Natural gas, sold as LNG	51	—
Natural gas, total	53	5
Other	1	1
Revenues from contracts with customers	$116	$64
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended March 31, 2024
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,422	$116	$—		$1,538
Net loss on commodity derivatives	—	—	(24)	(b)	(24)
Income from equity method investments	—	39	—		39
Other income (expense)	(4)	1	1		(2)
Less costs and expenses:
Production	201	20	—		221
Shipping, handling and other operating, including related party	149	17	3		169
Exploration	7	—	—		7
Depreciation, depletion and amortization	500	10	14		524
Taxes other than income	96	—	—		96
General and administrative	38	3	45		86
Net interest and other	—	—	69		69
Other net periodic benefit costs	—	—	(3)		(3)
Income tax provision (benefit)	93	24	(32)		85
Segment income (loss)	$334	$82	$(119)		$297
Total assets	$18,629	$918	$121		$19,668
Capital expenditures(a)	$598	$1	$4		$603
(a)Includes accruals and excludes acquisitions.
(b)Unrealized loss on commodity derivative instruments (See Note 8).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2023
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,503	$64	$—		$1,567
Net gain on commodity derivatives	13	—	2	(b)	15
Income from equity method investments	—	80	—		80
Net gain on disposal of assets	—	—	5		5
Other income	11	1	1		13
Less costs and expenses:
Production	178	23	—		201
Shipping, handling and other operating, including related party	159	3	—		162
Exploration	5	—	10	(c)	15
Depreciation, depletion and amortization	505	12	3		520
Taxes other than income	97	—	(2)		95
General and administrative	35	3	44		82
Net interest and other	—	—	82		82
Other net periodic benefit costs	—	—	(3)		(3)
Income tax provision (benefit)	123	15	(29)		109
Segment income (loss)	$425	$89	$(97)		$417
Total assets	$18,696	$1,148	$168		$20,012
Capital expenditures(a)	$597	$2	$2		$601
(a)Includes accruals and excludes acquisitions.
(b)Unrealized gain on commodity derivative instruments (See Note 8).
(c)Includes $10 million of dry well expense associated with wells in Permian.

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
For the three months ended March 31, 2024 and 2023, our effective income tax rates were as follows:

	Three Months Ended March 31,
	2024	2023
Effective income tax rate	22%	21%
In August 2022, the President signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA enacted various income tax provisions, including a 15% corporate book minimum tax. The corporate book minimum tax, which became effective on January 1, 2023, applies to corporations with an average annual adjusted financial statement income that exceeds $1 billion for the preceding three years. Under current law and guidance, we are subject to the corporate book minimum tax in 2024. The U.S. Department of the Treasury and the IRS are expected to release further regulations and interpretive guidance implementing the legislation contained in the IRA. As this guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes.
7.    Debt
Term Loan Facility
In November 2022, we entered into a term credit agreement, which provides for a two-year $1.5 billion term loan facility (“Term Loan Facility”) and we borrowed the full amount thereunder in December 2022. During the fourth quarter of 2023, we repaid $300 million of outstanding borrowings. On March 28, 2024, we fully repaid the $1.2 billion outstanding balance under our Term Loan Facility by utilizing the net proceeds received from the senior notes issued during the first quarter of 2024 (see Debt Issuance below).

Revolving Credit Facility
We have an unsecured revolving credit facility (“Revolving Credit Facility”) with a borrowing capacity of $2.6 billion. We have the option to increase the commitment amount by up to an additional $939 million, subject to the consent of any increasing lenders. The Revolving Credit Facility matures on July 28, 2027. At March 31, 2024, we had an immaterial outstanding balance under our Revolving Credit Facility.
The Revolving Credit Facility includes a covenant requiring our total debt to total capitalization ratio not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Revolving Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Revolving Credit Facility. As of March 31, 2024, we were in compliance with this covenant with a ratio of 25%.
Commercial Paper Program
Pursuant to our commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion commercial paper program is backed by our $2.6 billion Revolving Credit Facility.
We utilize our commercial paper program to fund various short-term working capital requirements. As of March 31, 2024, we had $450 million of outstanding commercial paper maturing at various dates with a weighted average interest rate of 5.90%.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Debt issuance
On March 28, 2024, we completed a public offering of $1.2 billion aggregate principal amount of unsecured senior notes consisting of $600 million aggregate principal amount of 5.30% senior notes due April 1, 2029 (“2029 Notes”) and $600 million aggregate principal amount of 5.70% senior notes due April 1, 2034 (“2034 Notes”). Interest on the senior notes is payable semi-annually beginning October 1, 2024. We may redeem some or all of the senior notes at any time at the applicable redemption price, plus accrued interest, if any. Net proceeds received totaled $1.2 billion. Debt issuance costs of $12 million were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statement of income over the term of each note. The net proceeds, together with cash on hand, were used to repay $1.2 billion of outstanding borrowings under our Term Loan Facility.
Debt redemption
In March 2023, we redeemed the $70 million 8.5% Senior Notes in connection with their maturity date.
Long-term debt
At March 31, 2024, we had $5.0 billion of total long-term debt outstanding. Long-term debt due within one year consists of $200 million 2.10% of sub-series 2017A-2 bonds and $200 million 2.125% of sub-series 2017B-1 bonds, both of which feature a mandatory put on July 1, 2024. Refer to our 2023 Annual Report on Form 10-K for a listing of our long-term debt maturities.
8.  Derivatives
We may use derivatives to manage a portion of our exposure to commodity price risk, commodity locational risk and interest rate risk. For further information regarding the fair value measurement of derivative instruments, see Note 9. All of our commodity derivatives and interest rate derivatives are subject to enforceable master netting arrangements or similar agreements under which we report net amounts.
The following tables present the gross fair values of our open derivative instruments and the reported net amounts along with their locations in our consolidated balance sheets:

	March 31, 2024
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Not Designated as Hedges
Commodity	$1	$1	$—	Other current assets
Total Not Designated as Hedges	$1	$1	$—
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	10	—	10	Other noncurrent assets
Total Designated Hedges	$19	$—	$19
Total	$20	$1	$19

	December 31, 2023
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Not Designated as Hedges
Commodity	$24	$—	$24	Other current assets
Total Not Designated as Hedges	$24	$—	$24
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	9	—	9	Other noncurrent assets
Total Designated Hedges	$18	$—	$18
Total	$42	$—	$42

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
The following table sets forth outstanding derivative contracts as of March 31, 2024, and the weighted average prices for those contracts:

	2024
	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	60,000	40,000	40,000
Weighted average price per Bbl:
Ceiling	$97.44	$96.12	$96.12
Floor	$65.83	$65.00	$65.00
Sold put	$50.83	$50.00	$50.00
The following table sets forth outstanding derivative contracts as of April 30, 2024, with their weighted average prices, and is inclusive of activities that occurred subsequent to March 31, 2024:

	2024			2025
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	60,000	50,000	50,000	—	—	—	—
Weighted average price per Bbl:
Ceiling	$97.44	$95.95	$95.95	$—	$—	$—	$—
Floor	$65.83	$65.00	$65.00	$—	$—	$—	$—
Sold put	$50.83	$50.00	$50.00	$—	$—	$—	$—
Natural Gas
Henry Hub Two-Way Collars
Volume (MMBtu/day)	—	—	—	100,000	100,000	100,000	100,000
Weighted average price per MMBtu:
Ceiling	$—	$—	$—	$5.77	$5.77	$5.77	$5.77
Floor	$—	$—	$—	$2.50	$2.50	$2.50	$2.50

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The unrealized gain (loss) and realized gain impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2024	2023
Unrealized gain (loss) on derivative instruments, net	$(24)	$2
Realized gain on derivative instruments, net(a)	$—	$13
(a)During the first quarter of 2024, we had no settled derivative positions. During the first quarter of 2023, net cash received for settled derivative positions was $10 million.

Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a maturity date of September 9, 2026 to hedge variations in cash flows related to the interest rate component of future lease payments of our Houston office. As of March 31, 2024 and December 31, 2023, the notional amount of open interest rate swaps for the Houston office was $295 million. The weighted average secured overnight financing rate (“SOFR”) for the swaps was 1.43% as of both March 31, 2024 and December 31, 2023.
During the three months ended March 31, 2024, net cash received for the settled interest rate swap positions was $3 million. As of March 31, 2024, we expect to reclassify a $10 million gain from accumulated other comprehensive income into our consolidated statements of income over the next twelve months.
9.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by hierarchy level:

	March 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$1	$—	$1
Interest rate - designated as cash flow hedges	—	19	—	19
Derivative instruments, assets	$—	$20	$—	$20
Derivative instruments, liabilities
Commodity(a)	$—	$(1)	$—	$(1)
Derivative instruments, liabilities	$—	$(1)	$—	$(1)
Total	$—	$19	$—	$19

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$24	$—	$24
Interest rate - designated as cash flow hedges	—	18	—	18
Derivative instruments, assets	$—	$42	$—	$42
(a)Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 8.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2024, our commodity derivatives include three-way collars. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For three-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
The forward starting interest rate swaps are measured at fair value with a market approach using actionable broker quotes, which are Level 2 inputs. See Note 8 for details on the forward starting interest rate swaps.
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
The following table summarizes financial instruments, excluding receivables, commercial paper borrowings, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Other noncurrent assets	$9	$29	$9	$27
Total financial assets	$9	$29	$9	$27
Financial liabilities
Other current liabilities	$80	$127	$80	$126
Long-term debt, including current portion(a)	4,987	5,003	4,961	4,997
Deferred credits and other liabilities	70	72	70	71
Total financial liabilities	$5,137	$5,202	$5,111	$5,194
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
Our fixed rate debt instruments are publicly traded. The fair value of our fixed rate debt is measured using a market approach, based upon quotes from major financial institutions, which are Level 2 inputs. Our floating rate debt is non-public and consists of borrowings under our Revolving Credit Facility. The fair value of our floating rate debt approximates the carrying value and is estimated based on observable market-based inputs, which results in a Level 2 classification.
10.    Property, Plant and Equipment

(In millions)	March 31, 2024	December 31, 2023
United States	$17,004	$16,905
International	243	252
Corporate	56	56
Net property, plant and equipment	$17,303	$17,213
As of March 31, 2024 and December 31, 2023, we had no exploratory well costs capitalized greater than one year related to suspended wells.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	March 31,
(In millions)	2024	2023
Beginning balance as of January 1	$340	$340
Incurred liabilities, including acquisitions	2	1
Settled liabilities, including dispositions	(2)	(9)
Accretion expense (included in depreciation, depletion and amortization)	4	4
Revisions of estimates	2	5
Ending balance as of March 31, total	$346	$341

Ending balance as of March 31, short-term	$17	$45
12.    Equity Method Investments
During the periods ended March 31, 2024 and December 31, 2023, our equity method investees were considered related parties. Our investment in our equity method investees are summarized in the following table:

(In millions)	Ownership as of March 31, 2024	March 31, 2024	December 31, 2023
EG LNG (a)	56%	$132	$118
Alba Plant LLC (b)	52%	176	153
AMPCO (c)	45%	164	162
Total		$472	$433
(a)EG LNG is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized, 100% combined financial information for equity method investees is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Income data:
Revenues and other income	$211	$306
Income from operations	101	159
Net income	$84	$134
Revenues from related parties were $2 million for the three months ended March 31, 2024, which primarily related to Alba Plant LLC and AMPCO. Revenues from related parties were $6 million for the three months ended March 31, 2023, with the majority related to EG LNG. As a result of the agreement that took effect on January 1, 2024, related party shipping, handling and other operating expense presented on the face of the consolidated statements of income represents compensation to EG LNG for liquefaction, storage and product handling services.

Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Our equity investees did not distribute dividends or return of capital during the three months ended March 31, 2024 and 2023.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Current receivables from related parties were $23 million and $24 million at March 31, 2024 and December 31, 2023, respectively, which primarily related to EG LNG and Alba Plant LLC in both periods. Payables to related parties were $24 million and $6 million at March 31, 2024 and December 31, 2023, respectively, with the majority related to EG LNG in both periods.

Related Party Lease Transaction
Our wholly owned subsidiary, MEGPL, is a lessor for residential housing in E.G., which is occupied by EG LNG. The lease was classified as an operating lease and expires in 2024, with a lessee option to extend through 2034. Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year. Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below:

(In millions)	Operating Lease Future Cash Receipts
2024	$5
2025	6
2026	6
2027	6
2028	6
Thereafter	35
Total undiscounted cash flows	$64
13.    Stockholders’ Equity
Our Board of Directors has authorized a share repurchase program. During the first three months of 2024, we repurchased 11 million shares of our common stock pursuant to the share repurchase program at a cost of $285 million. Our remaining share repurchase authorization was approximately $2.0 billion at March 31, 2024. Purchases under our repurchase program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Subsequent to the quarter, we repurchased approximately $110 million of shares of our common stock through May 1, 2024.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

14.    Incentive Based Compensation
Stock options and restricted stock units
The following table presents a summary of activity for the first three months of 2024:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,004,304	$31.38	3,514,405	$22.07
Granted	—	—	2,062,612	24.60
Exercised/Vested	—	—	(1,663,913)	19.18
Canceled	(499,545)	33.33	(45,300)	23.00
Outstanding at March 31, 2024	504,759	$29.44	3,867,804	$24.65
Stock-based performance unit awards
During the first three months of 2024, we granted 248,572 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $28.21. During the first three months of 2024, we stock settled the units related to the 2021 grant. At March 31, 2024, there were 638,079 outstanding stock-based performance units to be settled in shares to officers.
During the first three months of 2024, we also granted 248,572 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $28.45 as of March 31, 2024. During the first three months of 2024, we also cash settled the units related to the 2022 grant. At March 31, 2024, there were 471,036 units outstanding of the stock-based performance unit awards to be settled in cash to officers.
15.    Inventories
Crude oil, NGLs and natural gas, including LNG, are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

(In millions)	March 31, 2024	December 31, 2023
Crude oil, NGLs and natural gas, including LNG	$12	$14
Supplies and other items	167	172
Inventories	$179	$186
16.    Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2024	2023
Included in operating activities:
Interest paid	$73	$85
Income taxes paid, net of refunds	$8	$6
Noncash investing activities:
Increase in asset retirement costs	$4	$6
Other noncash investing activities include accrued capital expenditures for the three months ended March 31, 2024 and 2023 of $203 million and $180 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

17.    Commitments and Contingencies
Various groups, including the State of North Dakota and the Mandan, Hidatsa and Arikara Nation or MHA Nation, also known as the Three Affiliated Tribes of the Fort Berthold Indian Reservation (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs (the “BIA”), have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of March 31, 2024, we have a $123 million current liability in suspended royalty and working interest revenue, including interest, of which $105 million was included within accounts payable and $18 million related to accrued interest was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $27 million for capital and expenses. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times in recent years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding that the Disputed Land is held in trust for the Three Affiliated Tribes. While the M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, the State of North Dakota, or a court. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
We have received Notices of Violation (“NOVs”) from the EPA related to alleged violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice. The resolution of the enforcement action will likely include monetary sanctions, for which we maintain an updated accrual as matters progress, and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. There remains uncertainty as to the ultimate result of this matter and it is possible the result could be materially different from our expectations and our accrual.
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
At March 31, 2024, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil Corporation in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of March 31, 2024. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.

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
Executive Overview
We are an independent exploration and production company, focused on U.S. resource plays: Eagle Ford in Texas, Bakken in North Dakota, Permian in New Mexico and Texas and STACK and SCOOP in Oklahoma. Our U.S. assets are complemented by our international operations in E.G. As shown in our 2023 Annual Report on Form 10-K, our Vision and Mission are supported by our Foundation and Values. We expect to achieve our Vision by adherence to a capital allocation framework that limits our capital expenditures relative to our expected cash flow from operations. We allocate capital to prioritize shareholder returns and per share growth, exercise discipline in reinvestment, retire outstanding debt and replenish inventory.
Below are certain key financial and operational highlights for the quarter:
Financial and operational results
•Our net income was $297 million in the first quarter of 2024 as compared to net income of $417 million in the same period last year. Included in our financial results for the current quarter:
◦Revenue from contracts with customers in our US segment declined $81 million in the first quarter of 2024 compared to the same period of 2023. The primary drivers of the decrease were lower gas and NGL prices and slightly lower sales volumes.
◦In our International segment, we sold our initial shipments of LNG with a global pricing linkage. We realized revenue of $51 million from LNG sales in the quarter, and ended the quarter with a positive LNG inventory balance that was included in our April sales. Refer to Operations for additional information.
◦Provision for income taxes decreased $24 million compared to the same quarter last year as a result of lower income before taxes. Our tax rate was largely consistent in each period.
Prioritized return of capital to investors and maintained investment grade balance sheet
•In the first three months of 2024, we successfully issued $600 million 5.30% 2029 Notes and $600 million 5.70% 2034 Notes. Net proceeds totaled $1.2 billion and were used to repay the $1.2 billion outstanding balance under our Term Loan Facility.
•In the first three months of 2024, we repurchased $285 million of shares through our share repurchase program.
•As of March 31, 2024, we have $49 million of cash on hand and $2.2 billion of total liquidity.
•During the first three months of 2024, we paid $64 million of dividends, or $0.11 per share, compared to dividends paid of $0.10 per share during the first three months of 2023.
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
Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments:

	Three Months Ended March 31,
Net Sales Volumes	2024	2023	Increase (Decrease)
United States (mboed)	326	341	(4)%
International (mboed)	43	56	(23)%
Total (mboed)	369	397	(7)%
United States
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2024	2023	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	127	144	(12)%
Bakken	105	95	11%
Permian	48	45	7%
Oklahoma	45	55	(18)%
Other United States	1	2	(50)%
Total United States	326	341	(4)%

	Three Months Ended March 31, 2024
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Permian	Oklahoma	Total
Crude oil and condensate	51%	65%	59%	21%	53%
NGLs	24%	20%	21%	29%	23%
Natural gas	25%	15%	20%	50%	24%

	Three Months Ended March 31,
Drilling Activity - U.S. Resource Plays (a)	2024	2023
Gross Operated
Eagle Ford:
Wells drilled to total depth	42	35
Wells brought to sales	27	36
Bakken:
Wells drilled to total depth	17	18
Wells brought to sales	18	17
Permian:
Wells drilled to total depth	8	8
Wells brought to sales	4	8
Oklahoma:
Wells drilled to total depth	3	1
Wells brought to sales	—	5
(a)Includes drilling activity operated under joint development agreements where we have a working interest in the well.
International
In our International segment, we own interests in multiple facilities in E.G. This includes a 64% operated working interest in the Alba field, located offshore E.G., which is consolidated in our financial statements on a pro rata basis. We also own interests in several facilities onshore E.G. which are accounted for as equity method investments. This includes a 52% interest in Alba Plant LLC, which operates a LPG processing plant; a 56% interest in EG LNG, which operates a 3.7 mmta LNG production facility; and a 45% interest in AMPCO, which operates a methanol plant. For additional information on our interests and their operations, refer to Items 1. and 2. Business and Properties in our 2023 Annual Report on Form 10-K.
As described in Market Conditions, prior to 2024, we primarily sold natural gas to equity method investees via Gas Sales Agreements (GSA’s) in the form of feedstock for LNG and methanol production at long-term fixed prices. AMPCO markets methanol at market prices, and EG LNG marketed LNG on a market-based contract indexed to Henry Hub pricing. We also sell a certain amount of natural gas for local electricity generation at a long-term fixed price. Whereas the GSA with AMPCO continues into 2026, beginning January 1, 2024, the GSA to sell natural gas to EG LNG, and the contract for EG LNG to sell LNG indexed to Henry Hub pricing, expired and were replaced by a new series of agreements. The Alba field partners no longer sell natural gas under a GSA to EG LNG; instead, EG LNG earns a tolling fee to provide liquefaction, storage and product handling services as well as a profit share, and as an Alba partner, we now market our share of LNG to third parties indexed at global LNG prices. We also assume responsibility for shrink and plant losses during liquefaction, which results in lower reported net production and sales volumes, and we are subject to a lifting schedule for our equity LNG cargos which may place us in an underlift/overlift position depending on timing. In our consolidated statements of income, our sales of LNG to third parties is included in revenues from contracts with customers. The fees payable to EG LNG are recorded as related party shipping, handling and other operating expense, and our share of this income earned by EG LNG is included in income from equity method investments. In addition to servicing the Alba field, EG LNG processes additional third-party gas from the Alen field under a combination of a tolling fee and profit-sharing arrangement, the benefits of which are also included in our respective share of income from equity method investments.
In the first quarter of 2024, our initial sales of LNG under this new contract occurred. Our net sales volumes of LNG were 78 mmcfd, at the average realized price of $7.21 per mcf. We recorded $51 million in revenue for these sales, and incurred expense of $15 million to EG LNG for their services. We recorded $39 million in income from equity method investments in the quarter, and International segment income of $82 million. We also held a positive balance of LNG inventory at quarter end, that was included in our April sales.
In 2024, due to the expected arbitrage between LNG and methanol pricing, we have chosen to optimize our E.G. integrated gas operations by redirecting a portion of Alba field natural gas from AMPCO to the LNG production facility operated by EG LNG.

The table below provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended March 31,
Net Sales Volumes	2024	2023	Increase (Decrease)
Crude and oil condensate (mbbld)	11	11	—%
NGLs (mbbld)	6	6	—%
Natural gas, sold as gas (mmcfd)	78	232	(66)%
Natural gas, sold as LNG (mmcfd)	78	—	—%
Total natural gas (mmcfd)	156	232	(33)%
Total International (mboed)	43	56	(23)%
Equity Method Investees
LNG (mtd)(a)	388	2,112	(82)%
Methanol (mtd)	935	1,378	(32)%
Condensate and LPG (boed)	7,630	8,817	(13)%
(a)LNG sales from equity method investees in 2024 represents final residual volumes sold under the contract terms in place prior to January 1, 2024.
Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt, payment of dividends and funding of share repurchases. Commodity prices experienced significant volatility in 2022 after the Russia/Ukraine conflict began and this has continued into 2024. Events in the Middle East have added further volatility to energy prices and the outlook for that region remains extremely uncertain. Economic headwinds should diminish moving forward as inflation appears to have peaked and interest rates could fall later in 2024. However, the tailwind to annual energy demand growth from the post-COVID recovery has likely run its course and annual growth should be more in line with the long-term trend moving forward. Ongoing OPEC+ petroleum supply limitations and economic sanctions involving producer countries continue to add uncertainty to the price outlook. We expect commodity price volatility to continue given the complex global dynamics of supply and demand that exist in the market. Refer to Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the first quarter of 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)	$75.39	$74.69	1%
NGLs (per bbl)	22.24	24.27	(8)%
Natural gas (per mcf)	1.97	2.95	(33)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$76.91	$75.99	1%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	78.81	77.36	2%
Mont Belvieu NGLs (per bbl)(b)	23.67	25.33	(7)%
Henry Hub natural gas settlement date average (per mmbtu)	2.24	3.42	(35)%
(a)Excludes gains or losses on commodity derivative instruments.
(b)Bloomberg Finance LLP: Y-grade Mix NGL of 55% ethane, 25% propane, 5% butane, 8% isobutane and 7% natural gasoline.
Crude oil and condensate – Price realizations may differ from benchmarks due to the quality and location of the product.
NGLs – The majority of our sales volumes are sold at reference to Mont Belvieu prices.

Natural gas – A significant portion of our volumes are sold at bid-week prices, or first-of-month indices relative to our producing areas.
International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil and natural gas for the first quarter of 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$61.86	$58.57	6%
NGLs (per bbl)	1.00	1.00	—%
Natural gas, sold as gas (per mcf)	0.24	0.24	—%
Natural gas, sold as LNG (per mcf)	7.21	—	—%
Average total natural gas (per mcf)	$3.71	$0.24	1,446%
Benchmark
Brent (Europe) crude oil (per bbl)(a)	$83.00	$81.17	2%
TTF (Europe) natural gas (per mmbtu) (b)	8.79	16.72	(47)%
JKM (East Asia) natural gas (per mmbtu) (c)	9.50	17.98	(47)%
(a)Average of monthly prices obtained from the United States Energy Information Agency website.
(b)Average of monthly prices obtained from NYMEX Exchange (expressed in $).
(c)Average of monthly prices obtained from Tokyo Commodity Exchange (expressed in $).
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
Natural gas – Prior to 2024, dry natural gas, processed by Alba Plant LLC on behalf of the Alba Unit Parties, was sold by the Alba field to our equity method investees EG LNG and AMPCO at fixed-price contracts resulting in realized prices not tracking market price. EG LNG sold LNG on a market-based contract and AMPCO markets methanol at market prices. The gas sales contract between Alba Unit and EG LNG expired on December 31, 2023. The gas sales contract with AMPCO expires in 2026.
In March 2023, we announced the signing of a Heads of Agreement (“HOA”) to progress the development of the Equatorial Guinea Regional Gas Mega Hub. In October 2023, we announced the signing of a 5-year firm LNG sales agreement for a portion of our Alba gas liquefied at EG LNG. The contract was effective January 1, 2024, and features a pricing structure linked to the Dutch Title Transfer Facility (“TTF”) index, providing us with significant incremental exposure to the European LNG market. In addition, we have entered into an agreement to sell the remainder of our 2024 LNG volumes under a contract linked to the Japan/Korea Marker (“JKM”).
In addition to processing Alba Unit gas, Alba Plant LLC and EG LNG process third-party gas from the Alen field under a combination of a tolling and a market linked profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investees. This profit-sharing arrangement provides exposure to global LNG market prices.

Results of Operations
Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended March 31,
(In millions)	2024	2023
Revenues from contracts with customers
United States	$1,422	$1,503
International	116	64
Segment revenues from contracts with customers	$1,538	$1,567
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended March 31, 2023	Price Realizations	Net Sales Volumes	Three Months Ended March 31, 2024
United States Price/Volume Analysis
Crude oil and condensate	$1,185	$11	$(16)	$1,180
NGLs	169	(14)	(4)	151
Natural gas	139	(43)	(10)	86
Other sales(a)	10			5
Total	$1,503			$1,422
International Price/Volume Analysis
Crude oil and condensate	$57	$3	$1	$61
NGLs	1	—	—	1
Natural gas, sold as gas	5	—	(3)	2
Natural gas, sold as LNG	—	51	—	51
Natural gas	5	51	(3)	53
Other sales	1			1
Total	$64			$116
(a)Includes revenue from commodity volumes purchased for resale.
Net gain (loss) on commodity derivatives in the first quarter of 2024 was an unrealized loss of $24 million, compared to realized and unrealized gains of $15 million for the same period in 2023. We have commodity derivative contracts which settle against the NYMEX WTI index. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 8 to the consolidated financial statements for further information.
Income from equity method investments decreased $41 million in the first quarter of 2024, when compared to the first quarter of 2023, primarily due to decreased sales volume as a result of the new agreement that became effective in January 2024, whereby EG LNG no longer markets LNG directly but instead processes LNG for a tolling fee and profit sharing, as well as lower prices realized by our equity method investees during the first quarter of 2024.
Production expenses for the first quarter of 2024 increased by $20 million compared to the same period in 2023, primarily due to increased workover activities during the first quarter of 2024.

The following table provides production expense and production expense rates for each segment:

	Three Months Ended March 31,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$201	$178	13%	$6.77	$5.82	16%
International	$20	$23	(13)%	$5.13	$4.54	13%
Depreciation, depletion and amortization
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended March 31,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$500	$505	(1)%	$16.83	$16.46	2%
International	$10	$12	(17)%	$2.79	$2.41	16%
Provision for income taxes decreased $24 million in the first quarter of 2024 primarily due to a decrease in income before income taxes for the current quarter when compared to the same period in 2023.
Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Three Months Ended March 31,
(In millions)	2024	2023
United States	$334	$425
International	82	89
Segment income	416	514
Items not allocated to segments, net of income taxes	(119)	(97)
Net income	$297	$417
United States segment income in the first quarter of 2024 was $334 million of income versus $425 million of income for the same period in 2023. The decrease in segment income is a result of the variances described above.
International segment income in the first quarter of 2024 was $82 million of income versus $89 million of income for the same period in 2023. The decrease was primarily due to lower sales volume and lower prices realized by our equity method investees, partially offset by increased revenue from new LNG sales indexed to global prices.
Items not allocated to segments, net of income taxes in the first quarter of 2024 was a loss of $119 million versus a loss of $97 million for the same period in 2023. The increase in loss was primarily due to unrealized net losses on commodity derivatives in the first quarter of 2024 versus unrealized net gains on commodity derivatives in the same period of 2023.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2023.

Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
(In millions)	2024	2023
Sources of cash and cash equivalents
Borrowings	$1,200	$—
Net cash provided by operating activities	757	865
Proceeds from revolving credit facility	50	175
Other	1	11
Total sources of cash and cash equivalents	$2,008	$1,051
Uses of cash and cash equivalents
Capital expenditures	$(603)	$(601)
Change in capital accrual	117	69
Debt repayments	(1,200)	(70)
Repayments of revolving credit facility	(43)	(175)
Shares repurchased under buyback programs	(285)	(334)
Dividends paid	(64)	(63)
Withholding tax on stock-based incentive awards	(18)	(30)
Other	(14)	(3)
Acquisition, net of cash acquired	(4)	—
Total uses of cash and cash equivalents	$(2,114)	$(1,207)
Sources of cash and cash equivalents
Cash flows generated from operating activities during the first quarter of 2024 were 12% lower compared to 2023, primarily as a result of lower realized natural gas prices and sales volumes in our US segment, partially offset by increased revenue from new LNG sales indexed to global prices in our International segment.
On March 28, 2024, we completed a public offering of $1.2 billion aggregate principal amount of unsecured senior notes (2029 Notes and 2034 Notes). Net proceeds received totaled $1.2 billion and were used to repay $1.2 billion outstanding borrowings under our Term Loan Facility. See Note 7 and Liquidity and Capital Resources section below for further information.
We utilize our commercial paper program to fund our short term working capital requirements. As of March 31, 2024, we have net outstanding commercial paper borrowings of $450 million. See Note 7 for further information.
Uses of cash and cash equivalents
During the first three months of 2024, we repurchased approximately 11 million shares of our common stock pursuant to the share repurchase program at a cost of $285 million and paid dividends of $64 million.
The following table shows capital expenditures by segments:

	Three Months Ended March 31,
(In millions)	2024	2023
United States	$598	$597
International	1	2
Not allocated to segments	4	2
Total capital expenditures	603	601

Liquidity and Capital Resources
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, capital market transactions, our Revolving Credit Facility and our commercial paper program. At March 31, 2024, we had approximately $2.2 billion of liquidity consisting of $49 million in cash and cash equivalents and $2.1 billion available under our Revolving Credit Facility.
Our working capital requirements are supported by our cash and cash equivalents, our Revolving Credit Facility and our commercial paper program. We may issue commercial paper, draw on our Revolving Credit Facility to meet short-term cash requirements or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, dividends and other amounts that may ultimately be paid in connection with contingencies. See Note 17 to the consolidated financial statements for further discussion of how our commitments and contingencies could affect our available liquidity. General economic conditions, commodity prices and financial, business and other factors could affect our operations and our ability to access the capital markets.
We maintain investment grade ratings at all three primary credit rating agencies. A downgrade in our credit ratings could increase our future cost of financing or limit our ability to access capital and could result in additional credit support requirements. We do not have any triggers on any of our corporate debt that would cause an event of default in the case of a downgrade of our credit ratings. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of how a downgrade in our credit ratings could affect us.
We may incur additional debt to fund our working capital requirements, capital expenditures, acquisitions or development activities or for general corporate or other purposes. A higher level of indebtedness could increase the risk that our liquidity and financial flexibility deteriorates. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of how our level of indebtedness could affect us.
Credit Arrangements and Borrowing Developments
On March 28, 2024, we completed a public offering of $1.2 billion aggregate principal amount of unsecured senior notes consisting of $600 million aggregate principal amount of 5.30% 2029 Notes and $600 million aggregate principal amount of 5.70% 2034 Notes. Interest on the senior notes is payable semi-annually beginning October 1, 2024. We may redeem some or all of the senior notes at any time at the applicable redemption price, plus accrued interest, if any. Net proceeds received totaled $1.2 billion which were used to repay $1.2 billion outstanding borrowings under our Term Loan Facility. See Note 7 to the consolidated financial statements for further information.
As of March 31, 2024, we had $5.0 billion of total long-term debt outstanding. Long-term debt due within one year consists of $200 million 2.10% of sub-series 2017A-2 bonds and $200 million 2.125% of sub-series 2017B-1 bonds, both of which feature a mandatory put on July 1, 2024. In addition, as of March 31, 2024, we had outstanding commercial paper borrowings of $450 million.
As of March 31, 2024, we had an immaterial balance outstanding under our Revolving Credit Facility. Our Revolving Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our total debt-to-capital ratio was 25% at March 31, 2024. See Note 7 to the consolidated financial statements for further information.
Refer to our 2023 Annual Report on Form 10-K for a listing of our long-term debt maturities.
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

Capital Requirements
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program. Our remaining authorization at March 31, 2024 was approximately $2.0 billion.
Subsequent to the quarter, we repurchased approximately $110 million of shares of our common stock through May 1, 2024.
Dividends
On April 24, 2024, our Board of Directors approved a dividend of $0.11 per share payable June 10, 2024 to stockholders of record at the close of business on May 15, 2024.
Income Taxes
As described in Note 6 to the consolidated financial statements, the IRA was signed into law during 2022. Under current law and guidance, we are subject to the corporate book minimum tax in 2024. The U.S. Department of the Treasury and the IRS are expected to release further regulations and interpretive guidance implementing the legislation contained in the IRA. As this guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes.
Other Contractual Cash Obligations
As of March 31, 2024, material changes to our contractual cash obligations compared to December 31, 2023 include the addition of $1.2 billion senior notes issued during the first quarter of 2024 and the full repayment of $1.2 billion outstanding borrowings under our Term Loan Facility during the same period.
Other than the items set forth above, there are no material changes to our consolidated cash obligations to make future payments under existing contracts, as disclosed in our 2023 Annual Report on Form 10-K.
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
Other than the items set forth in Part II - Item 1. Legal Proceedings, there have been no significant changes to the environmental, health and safety matters under Item 1. Business or Item 3. Legal Proceedings in our 2023 Annual Report on Form 10-K. See Note 17 to the consolidated financial statements for a description of other contingencies.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, capital budget and allocations, reserve estimates, asset quality, production guidance, drilling plans, capital plans, future debt retirement, cost and expense estimates, asset acquisitions and dispositions, expected impacts of the IRA, tax assumptions and allowances, future financial position, statements regarding future commodity prices, expectations with respect to the consent decree with the EPA and Department of Justice and statements regarding management’s other plans and objectives for future operations, are forward-looking statements. In addition, many forward-looking statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plans,” “positioned,” “projects,” “seek,” “should,” “targets,” “will,” “would” or similar words indicating that future outcomes are uncertain. While we believe that our assumptions concerning future events are reasonable, these expectations may not prove to be correct. A number of factors could cause results to differ materially from those indicated by such forward-looking statements including, but not limited to:
•conditions in the oil and gas industry, including supply and demand levels for crude oil and condensate, NGLs and natural gas, including liquified natural gas, and the resulting impact on price;

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
•other geological, operating and economic considerations; and
•the risk factors, forward-looking statements and challenges and uncertainties described in our 2023 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business including commodity price risk and interest rate risk. We employ various strategies, including the use of financial derivatives to manage the risks related to commodity price and interest rate fluctuations. See Note 8 and Note 9 to the consolidated financial statements for detail relating to our open commodity derivative positions, including underlying notional quantities, how they are reported in our consolidated financial statements and how their fair values are measured.
Commodity Price Risk
As of March 31, 2024, we had open commodity derivatives related to crude oil. Based on the March 31, 2024 published NYMEX WTI futures prices, a hypothetical 10% change (per bbl for crude oil) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at March 31, 2024	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$—	$(25)	$19
Interest Rate Risk
At March 31, 2024, our portfolio of current and long-term debt is comprised of floating rate debt and fixed-rate instruments. Our Revolving Credit Facility and commercial paper borrowings are floating rate debt instruments, which exposes us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates. At March 31, 2024, we had an immaterial outstanding balance under our Revolving Credit Facility and $450 million outstanding borrowings under our commercial paper program. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under our commercial paper borrowings would have increased our interest expense by approximately $5 million. Actual results may vary due to changes in the amount of floating rate debt outstanding.
At March 31, 2024, we had $5.0 billion outstanding borrowings under fixed-rate debt instruments. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At March 31, 2024, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the SOFR interest component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedges to the following as of March 31, 2024:

(In millions)	Fair Value at March 31, 2024	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset - designated as cash flow hedges	$19	$22	$17
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2024.
During the first three months of 2024, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
We have received Notices of Violation (“NOVs”) from the EPA related to alleged violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. We continue to actively negotiate a draft consent decree with the EPA and Department of Justice. The resolution of the enforcement action will likely include monetary sanctions, for which we maintain an updated accrual as matters progress, and implementation of both environmental mitigation projects and injunctive terms, which would increase both our development costs and operating costs. Based on our discussions with the EPA and Department of Justice since the filing of our Form 10-K for the year ended December 31, 2023, we do not believe resolution of this matter will have a material adverse effect on our business or operations. We have in good faith begun implementing select enhanced compliance requirements associated with likely settlement terms and costs to continue this effort are already fully contemplated in our previously announced 2024 capital budget. There remains uncertainty as to the ultimate result of this matter and it is possible the result could be materially different from our expectations and our accrual.
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
Other than the items set forth above, there have been no significant changes to Item 3. Legal Proceedings in our 2023 Annual Report on Form 10-K. See Note 17 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings and Item 3. Legal Proceedings in our 2023 Annual Report on Form 10-K.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K. There have been no material changes or updates to the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil, during the quarter ended March 31, 2024, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
01/01/2024 - 01/31/2024	—	$—	—	$2,306,100,537
02/01/2024 - 02/29/2024	—	—	—	2,306,100,537
03/01/2024 - 03/31/2024	10,684,622	26.67	10,684,622	2,021,100,568
Total	10,684,622	$26.67	10,684,622
(a)Excludes 1% excise tax on share repurchases.
(b)Refer to our 2023 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity through December 31, 2023. As of March 31, 2024, we have approximately $2.0 billion of authorization remaining under the share repurchase program. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of March 31, 2024, were held as treasury stock.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of October 25, 2023)	8-K/A	3.2	10/30/2023
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request	10-K	4.2	2/28/2014
10.1†*	2024 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Restricted Stock Unit Award Agreement for Section 16 Officers
10.2†*	2024 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2024 - 2025 Performance Cycle for Section 16 Officers
10.3†*	2024 Form of Marathon Oil Corporation 2019 Incentive Compensation Plan Performance Unit Award Agreement 2024 - 2026 Performance Cycle for Section 16 Officers
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
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

May 2, 2024		MARATHON OIL CORPORATION

	By:	/s/ Zach B. Dailey
Zach B. Dailey
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)