Form 10-Q
period 2024-06-30
MARATHON OIL CORP
filed 2024-08-08
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 559,383,423 shares of Marathon Oil Corporation common stock outstanding as of July 31, 2024.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues and other income:
Revenues from contracts with customers	$1,666	$1,484	$3,204	$3,051
Net gain (loss) on commodity derivatives	1	3	(23)	18
Income from equity method investments	26	22	65	102
Net gain on disposal of assets	10	—	10	5
Other income	4	4	2	17
Total revenues and other income	1,707	1,513	3,258	3,193
Costs and expenses:
Production	216	214	437	415
Shipping, handling and other operating, including related party of $12, $0, $27 and $0	175	161	344	323
Exploration	14	11	21	26
Depreciation, depletion and amortization	577	559	1,101	1,079
Taxes other than income	103	43	199	138
General and administrative	99	71	185	153
Total costs and expenses	1,184	1,059	2,287	2,134
Income from operations	523	454	971	1,059
Net interest and other	(80)	(92)	(149)	(174)
Other net periodic benefit credits	2	3	5	6
Income before income taxes	445	365	827	891
Provision for income taxes	96	78	181	187
Net income	$349	$287	$646	$704
Net income per share:
Basic	$0.62	$0.47	$1.13	$1.13
Diluted	$0.62	$0.47	$1.13	$1.13
Weighted average common shares outstanding:
Basic	566	614	573	622
Diluted	567	615	574	623
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net income	$349	$287	$646	$704
Other comprehensive loss, net of tax
Postretirement and postemployment plans	(2)	(8)	(6)	(13)
Change in derivative hedges unrecognized gain (loss)	(1)	3	1	1
Other comprehensive loss	(3)	(5)	(5)	(12)
Comprehensive income	$346	$282	$641	$692
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except par value and share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$77	$155
Receivables, net	1,340	1,152
Inventories	161	186
Other current assets	41	76
Total current assets	1,619	1,569
Equity method investments	421	433
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $26,982 and $25,914	17,387	17,213
Other noncurrent assets	313	360
Total assets	$19,740	$19,575
Liabilities
Current liabilities:
Accounts payable	$1,564	$1,364
Commercial paper	325	450
Payroll and benefits payable	71	70
Accrued taxes	151	126
Other current liabilities	319	312
Long-term debt due within one year	400	1,600
Total current liabilities	2,830	3,922
Long-term debt	4,572	3,378
Deferred tax liabilities	477	419
Defined benefit postretirement plan obligations	94	93
Asset retirement obligations	336	326
Deferred credits and other liabilities	225	232
Total liabilities	8,534	8,370
Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at June 30, 2024 and December 31, 2023)	937	937
Held in treasury, at cost – 378 million shares and 360 million shares	(9,434)	(8,952)
Additional paid-in capital	7,141	7,172
Retained earnings	12,485	11,966
Accumulated other comprehensive income	77	82
Total stockholders’ equity	11,206	11,205
Total liabilities and stockholders’ equity	$19,740	$19,575
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2024	2023
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$646	$704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,101	1,079
Exploratory dry well costs and unproved property impairments	18	24
Net gain on disposal of assets	(10)	(5)
Deferred income taxes	59	155
Unrealized loss on derivative instruments, net	23	2
Pension and other post retirement benefits, net	(7)	(11)
Stock-based compensation	24	21
Equity method investments, net	10	113
Changes in:
Current receivables	(185)	(158)
Inventories	24	(11)
Current accounts payable and accrued liabilities	107	37
Other current assets and liabilities	10	10
All other operating, net	25	(19)
Net cash provided by operating activities	1,845	1,941
Investing activities:
Capital expenditures	(1,268)	(1,224)
Change in capital accrual	136	58
Acquisitions, net of cash acquired	(4)	9
Disposal of assets, net of cash transferred to the buyer	11	(1)
Equity method investments - return of capital	2	34
All other investing, net	—	(1)
Net cash used in investing activities	(1,123)	(1,125)
Financing activities:
Borrowings	1,200	200
Debt repayments	(1,200)	(270)
Proceeds from revolving credit facility	50	980
Repayments of revolving credit facility	(50)	(980)
Repayments of commercial paper borrowings, net	(125)	—
Shares repurchased under buyback programs	(516)	(706)
Dividends paid	(127)	(125)
Withholding tax on stock-based incentive awards	(18)	(30)
All other financing, net	(14)	(4)
Net cash used in financing activities	(800)	(935)
Net decrease in cash and cash equivalents	(78)	(119)
Cash and cash equivalents at beginning of period	155	334
Cash and cash equivalents at end of period	$77	$215
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Six Months Ended June 30, 2023
December 31, 2022 Balance	$—	$937	$(7,512)	$7,203	$10,663	$106	$11,397
Shares repurchased under buyback programs	—	—	(334)	—	—	—	(334)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	35	(54)	—	—	(19)
Net income	—	—	—	—	417	—	417
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends paid (per share amount of $0.10)	—	—	—	—	(63)	—	(63)
March 31, 2023 Balance	$—	$937	$(7,814)	$7,149	$11,017	$99	$11,388
Shares repurchased under buyback programs	—	—	(372)	—	—	—	(372)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	1	10	—	—	11
Net income	—	—	—	—	287	—	287
Other comprehensive loss	—	—	—	—	—	(5)	(5)
Dividends paid (per share amount of $0.10)	—	—	—	—	(62)	—	(62)
June 30, 2023 Balance	$—	$937	$(8,188)	$7,159	$11,242	$94	$11,244

Six Months Ended June 30, 2024
December 31, 2023 Balance	$—	$937	$(8,952)	$7,172	$11,966	$82	$11,205
Shares repurchased under buyback programs	—	—	(285)	—	—	—	(285)
Excise tax on shares repurchased	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	38	(43)	—	—	(5)
Net income	—	—	—	—	297	—	297
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends paid (per share amount of $0.11)	—	—	—	—	(64)	—	(64)
March 31, 2024 Balance	$—	$937	$(9,201)	$7,129	$12,199	$80	$11,144
Shares repurchased under buyback programs	—	—	(231)	—	—	—	(231)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	1	12	—	—	13
Net income	—	—	—	—	349	—	349
Other comprehensive loss	—	—	—	—	—	(3)	(3)
Dividends paid (per share amount of $0.11)	—	—	—	—	(63)	—	(63)
June 30, 2024 Balance	$—	$937	$(9,434)	$7,141	$12,485	$77	$11,206
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

1.    Organization and Basis of Presentation
We are an independent oil and gas exploration and production company with a focus on U.S. resource plays: Eagle Ford in Texas, Bakken in North Dakota, Permian in New Mexico and Texas and STACK and SCOOP in Oklahoma. Our U.S. assets are complemented by our international operations in E.G.
Proposed Merger with ConocoPhillips
On May 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConocoPhillips, a Delaware corporation (“ConocoPhillips”), and Puma Merger Sub Corp., a wholly owned subsidiary of ConocoPhillips (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub be merged with and into Marathon Oil (the “Merger”), with Marathon Oil surviving and continuing as the surviving corporation in the Merger as a direct, wholly owned subsidiary of ConocoPhillips. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each of our outstanding shares of common stock (other than certain Excluded Shares and Converted Shares, each as defined in the Merger Agreement) will be converted to the right to receive 0.2550 (the “Exchange Ratio”) shares of ConocoPhillips common stock (the “Merger Consideration”). The Merger Agreement also contains certain customary termination rights of each of Marathon Oil and ConocoPhillips, and under certain circumstances, a termination fee would be payable by us. The Merger is expected to close late in the fourth quarter of 2024, subject to shareholder and regulatory approvals and other customary closing conditions; however, no assurance can be given as to when, or if, the Merger will occur. See Item 1A. Risk Factors for a discussion of the risks related to the Merger and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details relating to the Merger.
In association with the Merger, we have incurred $10 million of transaction costs recorded as general and administrative expense in the consolidated statements of income for the three and six months ended June 30, 2024, and expect to incur additional costs as the Merger progresses. Transaction costs consist primarily of third party legal and banking fees.
The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement.
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K. The results of operations for the second quarter and first six months of 2024 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
Accounting Standards Updates Adopted
No accounting standards were adopted during the first six months of 2024 that had a material impact on our consolidated financial statements.
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
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options and performance units in all periods, provided the effect is not antidilutive. The per share calculations below exclude an immaterial number of antidilutive stock options for the three months ended June 30, 2024 and exclude 1 million of antidilutive stock options for the six months ended June 30, 2024. In addition, the per share calculations below exclude 1 million of antidilutive stock options for the three months and six months ended June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$349	$287	$646	$704

Weighted average common shares outstanding	566	614	573	622
Effect of dilutive securities	1	1	1	1
Weighted average common shares, diluted	567	615	574	623
Net income per share:
Basic	$0.62	$0.47	$1.13	$1.13
Diluted	$0.62	$0.47	$1.13	$1.13

Dividends per share	$0.11	$0.10	$0.22	$0.20

Under the Merger Agreement, we are subject to restrictions that prevent us from increasing our quarterly dividend in excess of $0.11 per share.
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas, including LNG, under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of June 30, 2024 and December 31, 2023, receivables from contracts with customers, included in receivables, net, were $1.0 billion and $886 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and six months ended June 30:
United States

	Three Months Ended June 30, 2024
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$582	$482	$191	$49	$12	$1,316
NGLs	67	45	21	30	—	163
Natural gas	31	11	2	21	—	65
Other	2	—	—	—	5	7
Revenues from contracts with customers	$682	$538	$214	$100	$17	$1,551

	Three Months Ended June 30, 2023
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$524	$456	$141	$63	$11	$1,195
NGLs	64	41	18	33	—	156
Natural gas	37	14	7	28	—	86
Other	1	—	—	—	2	3
Revenues from contracts with customers	$626	$511	$166	$124	$13	$1,440

	Six Months Ended June 30, 2024
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$1,021	$947	$390	$114	$24	$2,496
NGLs	125	86	41	62	—	314
Natural gas	64	27	9	50	1	151
Other	3	—	—	—	9	12
Revenues from contracts with customers	$1,213	$1,060	$440	$226	$34	$2,973

	Six Months Ended June 30, 2023
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$1,019	$887	$311	$141	$22	$2,380
NGLs	135	78	40	72	—	325
Natural gas	93	49	18	64	1	225
Other	3	—	—	—	10	13
Revenues from contracts with customers	$1,250	$1,014	$369	$277	$33	$2,943

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

International (E.G.)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Crude oil and condensate	$28	$39	$89	$96
NGLs	—	—	1	1
Natural gas, sold as gas	2	4	4	9
Natural gas, sold as LNG	84	—	135	—
Natural gas, total	86	4	139	9
Other	1	1	2	2
Revenues from contracts with customers	$115	$44	$231	$108
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2024
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,551	$115	$—		$1,666
Net gain on commodity derivatives	—	—	1	(b)	1
Income from equity method investments	—	26	—		26
Net gain on disposal of assets	—	—	10	(c)	10
Other income	1	2	1		4
Less costs and expenses:
Production	198	18	—		216
Shipping, handling and other operating, including related party	155	13	7		175
Exploration	10	—	4		14
Depreciation, depletion and amortization	562	10	5		577
Taxes other than income	103	—	—		103
General and administrative	41	4	54	(d)	99
Net interest and other	—	—	80		80
Other net periodic benefit credits	—	—	(2)		(2)
Income tax provision (benefit)	104	19	(27)		96
Segment income (loss)	$379	$79	$(109)		$349
Total assets	$18,766	$849	$125		$19,740
Capital expenditures(a)	$660	$3	$2		$665
(a)Includes accruals and excludes acquisitions.
(b)Unrealized gain on commodity derivative instruments (See Note 8).
(c)Pertains to a gain from the sale of a legacy royalty interest in the state of California.
(d)Includes $10 million of transaction costs associated with the Merger with ConocoPhillips (See Note 1).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2023
(In millions)	U.S.		Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,440		$44	$—		$1,484
Net gain (loss) on commodity derivatives	7		—	(4)	(c)	3
Income from equity method investments	—		22	—		22
Other income	1		3	—		4
Less costs and expenses:
Production	191		23	—		214
Shipping, handling and other operating, including related party	161		—	—		161
Exploration	6		—	5		11
Depreciation, depletion and amortization	547		10	2		559
Taxes other than income	43	(b)	—	—		43
General and administrative	31		3	37		71
Net interest and other	—		—	92		92
Other net periodic benefit credits	—		—	(3)		(3)
Income tax provision (benefit)	104		3	(29)		78
Segment income (loss)	$365		$30	$(108)		$287
Total assets	$18,761		$1,006	$152		$19,919
Capital expenditures(a)	$620		$—	$3		$623
(a)Includes accruals and excludes acquisitions.
(b)Includes a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years.
(c)Unrealized loss on commodity derivative instruments (See Note 8).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$2,973	$231	$—		$3,204
Net loss on commodity derivatives	—	—	(23)	(b)	(23)
Income from equity method investments	—	65	—		65
Net gain on disposal of assets	—	—	10	(c)	10
Other income (expense)	(3)	3	2		2
Less costs and expenses:
Production	399	38	—		437
Shipping, handling and other operating, including related party	304	30	10		344
Exploration	17	—	4		21
Depreciation, depletion and amortization	1,062	20	19		1,101
Taxes other than income	199	—	—		199
General and administrative	79	7	99	(d)	185
Net interest and other	—	—	149		149
Other net periodic benefit credits	—	—	(5)		(5)
Income tax provision (benefit)	197	43	(59)		181
Segment income (loss)	$713	$161	$(228)		$646
Total assets	$18,766	$849	$125		$19,740
Capital expenditures(a)	$1,258	$4	$6		$1,268
(a)Includes accruals and excludes acquisitions.
(b)Unrealized loss on commodity derivative instruments (See Note 8).
(c)Pertains to a gain from the sale of a legacy royalty interest in the state of California.
(d)Includes $10 million of transaction costs associated with the Merger with ConocoPhillips (See Note 1).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
(In millions)	U.S.		Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$2,943		$108	$—		$3,051
Net gain (loss) on commodity derivatives	20		—	(2)	(c)	18
Income from equity method investments	—		102	—		102
Net gain on disposal of assets	—		—	5		5
Other income	12		4	1		17
Less costs and expenses:
Production	369		46	—		415
Shipping, handling and other operating, including related party	320		3	—		323
Exploration	11		—	15	(d)	26
Depreciation, depletion and amortization	1,052		22	5		1,079
Taxes other than income	140	(b)	—	(2)		138
General and administrative	66		6	81		153
Net interest and other	—		—	174		174
Other net periodic benefit credits	—		—	(6)		(6)
Income tax provision (benefit)	227		18	(58)		187
Segment income (loss)	$790		$119	$(205)		$704
Total assets	$18,761		$1,006	$152		$19,919
Capital expenditures(a)	$1,217		$2	$5		$1,224
(a)Includes accruals and excludes acquisitions.
(b)Includes a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years.
(c)Unrealized loss on commodity derivative instruments (See Note 8).
(d)Includes $10 million of dry well expense associated with wells in Permian.

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
For the three and six months ended June 30, 2024 and 2023, our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective income tax rate	22%	21%	22%	21%
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
7.    Debt
Term Loan Facility
In November 2022, we entered into a term credit agreement, which provides for a two-year $1.5 billion term loan facility (“Term Loan Facility”) and we borrowed the full amount thereunder in December 2022. During the fourth quarter of 2023, we repaid $300 million of outstanding borrowings. On March 28, 2024, we fully repaid the $1.2 billion outstanding balance under our Term Loan Facility by utilizing the net proceeds received from the senior notes issued during the first quarter of 2024 plus cash on hand (see Debt Issuance below).

Revolving Credit Facility and Commercial Paper Program
We have an unsecured revolving credit facility (“Revolving Credit Facility”) with a borrowing capacity of $2.6 billion. We have the option to increase the commitment amount by up to an additional $939 million, subject to the consent of any increasing lenders. The Revolving Credit Facility matures on July 28, 2027. At June 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility.
The Revolving Credit Facility includes a covenant requiring our total debt to total capitalization ratio, as defined in the credit agreement, not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Revolving Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Revolving Credit Facility. As of June 30, 2024, we were in compliance with this covenant.
Pursuant to our commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion commercial paper program is backed by our $2.6 billion Revolving Credit Facility.
We utilize our commercial paper program to fund various short-term working capital requirements. As of June 30, 2024, we had $325 million of outstanding commercial paper maturing at various dates with a weighted average interest rate of 5.87%.
Under the Merger Agreement, we are permitted to borrow under our commercial paper program or Revolving Credit Facility, an aggregate amount not to exceed $1.5 billion outstanding.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Debt issuance
On March 28, 2024, we completed a public offering of $1.2 billion aggregate principal amount of unsecured senior notes consisting of $600 million aggregate principal amount of 5.30% senior notes due April 1, 2029 (“2029 Notes”) and $600 million aggregate principal amount of 5.70% senior notes due April 1, 2034 (“2034 Notes”). Interest on the senior notes is payable semi-annually beginning October 1, 2024. We may redeem some or all of the senior notes at any time at the applicable redemption price, plus accrued interest, if any. Net proceeds received totaled approximately $1.2 billion. Debt issuance costs of $12 million were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statement of income over the term of each note. The net proceeds, together with cash on hand, were used to repay $1.2 billion of outstanding borrowings under our Term Loan Facility.
Debt redemption
In March 2023, we redeemed the $70 million 8.5% Senior Notes in connection with their maturity date.
Long-term debt
At June 30, 2024, we had $5.0 billion of total long-term debt outstanding. Long-term debt due within one year consists of $200 million 2.10% of sub-series 2017A-2 bonds and $200 million 2.125% of sub-series 2017B-1 bonds, both of which feature a mandatory put on July 1, 2024 (see Debt Remarketing below).
Refer to our 2023 Annual Report on Form 10-K for a listing of our long-term debt maturities. Under the Merger Agreement, we are subject to restrictions and limitations that prevent us from incurring additional debt, or redeeming all or a portion of our existing outstanding debt, except permitted borrowings under our commercial paper program or Revolving Credit Facility (see Revolving Credit Facility and Commercial Paper Program above).
Debt Remarketing
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
As a subsequent event, on July 1, 2024, using short-term borrowings, we purchased $200 million of our outstanding sub-series 2017 A-2 bonds and $200 million of our outstanding sub-series 2017 B-1 bonds that are part of the $1.0 billion Parish of St. John The Baptist, State of Louisiana Revenue Refunding Bonds (Marathon Oil Corporation Project) Series 2017. The $400 million of bonds due 2037 were purchased on their mandatory put date of July 1, 2024, for our own account and are subject to an interest rate of 4.125%. We have the right, subject to the consent of ConocoPhillips, to convert and remarket these bonds to the public at any time up to their June 1, 2037 maturity date.
8. Derivatives
We may use derivatives to manage a portion of our exposure to commodity price risk, commodity locational risk and interest rate risk. For further information regarding the fair value measurement of derivative instruments, see Note 9. All of our commodity derivatives and interest rate derivatives are subject to enforceable master netting arrangements or similar agreements under which we report net amounts. Under the Merger Agreement, we are subject to limitations on our ability to enter into new derivative transactions.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the gross fair values of our open derivative instruments and the reported net amounts along with their locations in our consolidated balance sheets:

	June 30, 2024
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Not Designated as Hedges
Commodity	$1	$—	$1	Other current assets
Total Not Designated as Hedges	$1	$—	$1
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	9	—	9	Other noncurrent assets
Total Designated Hedges	$18	$—	$18
Total	$19	$—	$19

	December 31, 2023
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Not Designated as Hedges
Commodity	$24	$—	$24	Other current assets
Total Not Designated as Hedges	$24	$—	$24
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	9	—	9	Other noncurrent assets
Total Designated Hedges	$18	$—	$18
Total	$42	$—	$42
Derivatives Not Designated as Hedges
Commodity Derivatives
We have entered into crude oil and natural gas derivatives indexed to their respective indices as noted in the table below, related to a portion of our forecasted U.S. sales through 2025. These derivatives are three-way collars and two-way collars. Three-way collars consist of a sold call (ceiling), a purchased put (floor) and a sold put. The ceiling price is the maximum we will receive for the contract volumes; the floor is the minimum price we will receive, unless the market price falls below the sold put strike price. In this case, we receive the NYMEX WTI price plus the difference between the floor and the sold put price. Two-way collars only consists of a sold call (ceiling) and a purchased put (floor). These crude oil and natural gas derivatives were not designated as hedges.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth outstanding derivative contracts as of June 30, 2024, and the weighted average prices for those contracts:

	2024		2025
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	50,000	50,000	—	—	—	—
Weighted average price per Bbl:
Ceiling	$95.95	$95.95	$—	$—	$—	$—
Floor	$65.00	$65.00	$—	$—	$—	$—
Sold put	$50.00	$50.00	$—	$—	$—	$—
Natural Gas
Henry Hub Two-Way Collars
Volume (MMBtu/day)	—	—	150,000	150,000	150,000	150,000
Weighted average price per MMBtu:
Ceiling	$—	$—	$5.85	$5.85	$5.85	$5.85
Floor	$—	$—	$2.50	$2.50	$2.50	$2.50
The unrealized gain (loss) and realized gain impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Unrealized gain (loss) on derivative instruments, net	$1	$(4)	$(23)	$(2)
Realized gain on derivative instruments, net(a)	$—	$7	$—	$20
(a)During the second quarter and first six months of 2024, we had no settled derivative positions. During the second quarter and first six months of 2023, net cash received for settled derivative positions was $7 million and $17 million, respectively.

Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a maturity date of September 9, 2026 to hedge variations in cash flows related to the interest rate component of future lease payments of our Houston office. As of June 30, 2024 and December 31, 2023, the notional amount of open interest rate swaps for the Houston office was $295 million. The weighted average secured overnight financing rate (“SOFR”) for the swaps was 1.43% as of both June 30, 2024 and December 31, 2023.
During the six months ended June 30, 2024, net cash received for the settled interest rate swap positions was $6 million. As of June 30, 2024, we expect to reclassify a $10 million gain from accumulated other comprehensive income into our consolidated statements of income over the next twelve months.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

9.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by hierarchy level:

	June 30, 2024
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$1	$—	$1
Interest rate - designated as cash flow hedges	—	18	—	18
Derivative instruments, assets	$—	$19	$—	$19

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$24	$—	$24
Interest rate - designated as cash flow hedges	—	18	—	18
Derivative instruments, assets	$—	$42	$—	$42
(a)Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 8.
As of June 30, 2024, our commodity derivatives include three-way collars and two-way collars. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For three-way collars and two-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes financial instruments, excluding receivables, commercial paper borrowings, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Other noncurrent assets	$10	$30	$9	$27
Total financial assets	$10	$30	$9	$27
Financial liabilities
Other current liabilities	$80	$126	$80	$126
Long-term debt, including current portion(a)	5,050	4,996	4,961	4,997
Deferred credits and other liabilities	71	73	70	71
Total financial liabilities	$5,201	$5,195	$5,111	$5,194
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
10.    Property, Plant and Equipment

(In millions)	June 30, 2024	December 31, 2023
United States	$17,097	$16,905
International	235	252
Corporate	55	56
Net property, plant and equipment	$17,387	$17,213
As of June 30, 2024 and December 31, 2023, we had no exploratory well costs capitalized greater than one year related to suspended wells.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	June 30,
(In millions)	2024	2023
Beginning balance as of January 1	$340	$340
Incurred liabilities, including acquisitions	5	3
Settled liabilities, including dispositions	(7)	(20)
Accretion expense (included in depreciation, depletion and amortization)	8	7
Revisions of estimates	2	9
Ending balance as of June 30, total	$348	$339

Ending balance as of June 30, short-term	$12	$40
12.    Equity Method Investments
During the periods ended June 30, 2024 and December 31, 2023, our equity method investees were considered related parties. Our investments in our equity method investees are summarized in the following table:

(In millions)	Ownership as of June 30, 2024	June 30, 2024	December 31, 2023
EG LNG (a)	56%	$104	$118
Alba Plant LLC (b)	52%	151	153
AMPCO (c)	45%	166	162
Total		$421	$433
(a)EG LNG is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized, 100% combined financial information for equity method investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income data:
Revenues and other income	$183	$183	$394	$489
Income from operations	58	43	159	202
Net income	$46	$30	$130	$164
Revenues from related parties were $3 million and $5 million for the three and six months ended June 30, 2024, respectively, which primarily related to Alba Plant LLC and AMPCO. Revenues from related parties were $5 million and $11 million for the three and six months ended June 30, 2023, respectively, with the majority related to EG LNG. As a result of the agreement that took effect on January 1, 2024, related party shipping, handling and other operating expense presented on the face of the consolidated statements of income represents compensation to EG LNG for liquefaction, storage and product handling services.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity Method Investments, net while return of capital is reflected in the Investing activities section. Dividends and return of capital received by us totaled $77 million during the three and six months ended June 30, 2024 and $249 million during the three and six months ended June 30, 2023.
Current receivables from related parties were $36 million and $24 million at June 30, 2024 and December 31, 2023, respectively, which primarily related to EG LNG and Alba Plant LLC in both periods. Payables to related parties were $25 million and $6 million at June 30, 2024 and December 31, 2023, respectively, with the majority related to EG LNG in both periods.

Related Party Lease Transaction
Our wholly owned subsidiary, MEGPL, is a lessor for residential housing in E.G., which is occupied by EG LNG. The lease was classified as an operating lease with an initial term expiring in 2024. On June 30, 2024, the lessee exercised an option to extend the lease through 2034. Lease payments are fixed for the entire duration of the agreement at approximately $6 million per year. Our lease income is reported in other income in our consolidated statements of income for all periods presented. The undiscounted cash flows to be received under this lease agreement are summarized below:

(In millions)	Operating Lease Future Cash Receipts
2024	$4
2025	6
2026	6
2027	6
2028	6
Thereafter	35
Total undiscounted cash flows	$63
13.    Stockholders’ Equity
Our Board of Directors has authorized a share repurchase program. During the first six months of 2024, we repurchased approximately 19 million shares of our common stock pursuant to the share repurchase program at a cost of $516 million. Our remaining share repurchase authorization was approximately $1.8 billion at June 30, 2024. Purchases under our repurchase program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Upon the announcement of the Merger Agreement, we suspended our stock repurchase activity as we are subject to certain restrictions to our ability to repurchase, redeem or otherwise acquire our capital stock.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

14.    Incentive Based Compensation
Stock options and restricted stock units
The following table presents a summary of activity for the first six months of 2024:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,004,304	$31.38	3,514,405	$22.07
Granted	—	—	2,062,612	24.60
Exercised/Vested	(13,889)	10.47	(1,663,913)	19.18
Canceled	(649,764)	33.78	(133,856)	24.10
Outstanding at June 30, 2024	340,651	$27.64	3,779,248	$24.65
In accordance with the Merger Agreement, each outstanding and vested Marathon Oil option award granted pursuant to the Marathon Oil stock plan will be canceled and converted into the right to receive a number of shares of ConocoPhillips common stock (rounded down to the nearest whole share) equal to the quotient of (i) the product of (A) the excess, if any, of the Merger Consideration Value (as defined below) over the per share exercise price, multiplied by (B) the number of shares of Marathon Oil common stock subject to such Marathon Oil option award immediately prior to the Effective Time, divided by (ii) the volume-weighted average price of the ConocoPhillips common stock for the five consecutive trading days ending two trading days prior to the closing date (the “Parent Closing Price”). Any Marathon Oil option award that has an exercise price per share that is equal to or greater than the Merger Consideration Value will be canceled for no consideration. The term “Merger Consideration Value” means the product of (x) the Exchange Ratio multiplied by (y) the Parent Closing Price.
At closing, restricted stock units will be canceled and converted into an award of ConocoPhillips common stock at the Exchange Ratio and will be subject to the same vesting conditions that existed prior to the closing of the Merger Agreement. Any restricted stock units held by non-employee directors of Marathon Oil will fully vest at closing and be converted, at the Exchange Ratio, into the right to receive ConocoPhillips common stock. Additionally, consummation of the Merger constitutes a change in control as defined under our 2019 Incentive Compensation Plan. After a change in control has occurred, restricted stock units granted to employees who are involuntarily separated, under certain conditions, will immediately vest as ConocoPhillips common stock.
Stock-based performance unit awards
During the first six months of 2024, we granted 248,572 stock-based performance units to eligible officers, which are settled in shares. The grant date fair value per unit was $28.21. During the first six months of 2024, we stock settled the units related to the 2021 grant. At June 30, 2024, there were 638,079 outstanding stock-based performance units to be settled in shares to officers.
During the first six months of 2024, we also granted 248,572 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $28.89 as of June 30, 2024. During the first six months of 2024, we also cash settled the units related to the 2022 grant. At June 30, 2024, there were 471,036 units outstanding of the stock-based performance unit awards to be settled in cash to officers.
In accordance with the Merger Agreement, each stock-based performance unit that is outstanding immediately prior to closing will vest. Outstanding performance units were initially granted assuming a target payout; however, at closing, all outstanding performance units will vest at the maximum payout percentage of 200% of target.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

15.    Inventories
Crude oil, NGLs and natural gas, including LNG, are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of tubular goods and equipment which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

(In millions)	June 30, 2024	December 31, 2023
Crude oil, NGLs and natural gas, including LNG	$10	$14
Supplies and other items	151	172
Inventories	$161	$186
16.    Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2024	2023
Included in operating activities:
Interest paid	$127	$139
Income taxes paid, net of refunds	$59	$97
Noncash investing activities:
Increase in asset retirement costs	$7	$12
Other noncash investing activities include accrued capital expenditures for the six months ended June 30, 2024 and 2023 of $222 million and $169 million, respectively.
17.    Commitments and Contingencies
Various groups, including the State of North Dakota and the Mandan, Hidatsa and Arikara Nation or MHA Nation, also known as the Three Affiliated Tribes of the Fort Berthold Indian Reservation (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs (the “BIA”), have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of June 30, 2024, we have a $123 million current liability in suspended royalty and working interest revenue, including interest, of which $104 million was included within accounts payable and $19 million related to accrued interest was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $29 million for capital and expenses. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times in recent years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding that the Disputed Land is held in trust for the Three Affiliated Tribes. While the M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, the State of North Dakota, or a court. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

We received Notices of Violation (“NOVs”) from the EPA related to alleged violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. On July 10, 2024, we entered into a consent decree with the EPA and Department of Justice to fully resolve this matter. The consent decree is subject to a 30-day public comment period before it may be considered for entry by the court. The consent decree will require the completion of mitigation projects, implementation of specific injunctive relief and payment of a $65 million civil penalty with substantially all of that civil penalty accrued in our previously filed quarterly report for the period ending March 31, 2024. In 2022, we began early implementation of the injunctive requirements associated with likely settlement terms and are scheduled to complete this work in 2025. The total cost associated with the injunctive relief is estimated to be approximately $177 million, but over 70% of that cost has been incurred or included in the previously announced 2024 capital budget with the remaining amount to be spent by the end of 2025. The consent decree sets forth a detailed compliance schedule with deadlines for achievement of milestones through at least 2026. The consent decree further contains requirements for ongoing permitting, inspection and monitoring, maintenance, auditing, and reporting. Findings from such inspection, monitoring and auditing activities may result in decisions to temporarily shut in or reduce production from certain wells and facilities.
We have cooperated fully with the EPA, including collecting and sharing extensive data to resolve this matter. The vast majority of emission reductions are being achieved by Marathon’s voluntary commitment to incorporate industry-leading technologies, like our new lowest emitting automated facilities (LEAF). We do not admit liability regarding any of the allegations in the complaint associated with the consent decree and elected to resolve the allegations in a negotiated settlement rather than litigation.
We have received NOVs from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of our oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. As previously disclosed, we have been in discussions with the EPA to resolve these matters. In order to fully resolve these matters, effective July 25, 2024, we entered into a consent agreement with the EPA pursuant to which we agreed to pay a civil penalty in the amount of $265,000. We do not believe that any penalty or corrective action expenditures that may result from this matter will have a material adverse effect on our financial position, results of operation or cash flows.
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
At June 30, 2024, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of June 30, 2024. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.

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
Proposed Merger
On May 28, 2024, we entered into the Merger Agreement with ConocoPhillips and Merger Sub. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Marathon Oil, with Marathon Oil surviving and continuing as the surviving corporation in the Merger as a direct, wholly owned subsidiary of ConocoPhillips. Under the terms of the Merger Agreement, at the Effective Time, each of our outstanding shares of common stock (other than certain Excluded Shares and Converted Shares) will be converted to the right to receive the Merger Consideration. The Merger Agreement also contains certain customary termination rights of each of Marathon Oil and ConocoPhillips, and under certain circumstances, a termination fee would be payable by us. The Merger is expected to close late in the fourth quarter of 2024, subject to shareholder and regulatory approvals and other customary closing conditions; however, no assurance can be given as to when, or if, the Merger will occur.
On July 11, 2024, Marathon Oil and ConocoPhillips each received a request for additional information and documentary materials (together, the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the Merger. Issuance of the Second Request extends the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended until 30 days after Marathon Oil and ConocoPhillips have substantially complied with the Second Request, unless that period is terminated sooner by the FTC. Marathon Oil and ConocoPhillips will continue to work cooperatively with the FTC in its review of the Merger and continue to expect that the Merger will be completed in the fourth quarter of 2024, subject to the fulfillment of the other closing conditions.
In association with the Merger, we have incurred $10 million of transaction costs recorded as general and administrative expense in the consolidated statements of income for the three and six months ended June 30, 2024, and expect to incur additional costs as the Merger progresses. Transaction costs consist primarily of third party legal and banking fees.
If the Merger is consummated, Marathon Oil’s common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act, and Marathon Oil will cease to be a publicly traded company.
Additionally, the Merger Agreement imposes restrictions on our business and operations during the pendency of the Merger. While we do not believe those restrictions are unduly burdensome, they may delay or prevent us from taking actions we could otherwise take. Accordingly, our results of operations from before the Merger Agreement may not be comparable to results of operations since the we entered into the Merger Agreement. See Note 1 to the consolidated financial statements for additional information on the Merger and Part II, Item 1A. Risk Factors for a discussion of risks related to the Merger.

Financial and operational results
•Our net income was $349 million in the second quarter of 2024 as compared to net income of $287 million in the same period last year. Included in our financial results for the current quarter:
◦Revenue from contracts with customers in our US segment increased $111 million in the second quarter of 2024 compared to the same period of 2023. The primary drivers of the increase were higher crude and NGL prices, partially offset by a decrease in realized natural gas prices.
◦In our International segment we realized revenue of $84 million in the second quarter of 2024 from shipments of LNG with global pricing linkage that began in 2024. Refer to Operations for additional information.
◦Received EG dividend distribution and return of capital totaling $77 million.
◦Provision for income taxes increased $18 million compared to the same quarter last year as a result of higher income before taxes. Our tax rate was largely consistent in each period.
Outlook
Capital Budget
In February 2024, we announced a 2024 capital budget of $1.9 billion to $2.1 billion. The midpoint of our oil production guidance for 2024 is 190 mbopd. As of June 30, 2024, we are reaffirming both our capital and production guidance ranges for 2024. The terms of the Merger Agreement restrict us from certain expansions to our capital budget.
Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
United States (mboed)	351	356	(1)%	339	349	(3)%
International (mboed)	42	44	(5)%	42	50	(16)%
Total (mboed)	393	400	(2)%	381	399	(5)%
United States
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	153	156	(2)%	140	150	(7)%
Bakken	107	108	(1)%	106	102	4%
Permian	47	40	18%	47	43	9%
Oklahoma	42	50	(16)%	44	52	(15)%
Other United States	2	2	—%	2	2	—%
Total United States	351	356	(1)%	339	349	(3)%

	Three Months Ended June 30, 2024
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Permian	Oklahoma	Total
Crude oil and condensate	53%	63%	55%	16%	52%
NGLs	24%	22%	23%	33%	24%
Natural gas	23%	15%	22%	51%	24%

	Three Months Ended June 30,		Six Months Ended June 30,
Drilling Activity - U.S. Resource Plays (a)	2024	2023	2024	2023
Gross Operated
Eagle Ford:
Wells drilled to total depth	40	30	82	65
Wells brought to sales	63	49	90	85
Bakken:
Wells drilled to total depth	27	27	44	45
Wells brought to sales	17	23	35	40
Permian:
Wells drilled to total depth	10	6	18	14
Wells brought to sales	21	8	25	16
Oklahoma:
Wells drilled to total depth	2	3	5	4
Wells brought to sales	—	—	—	5
(a)Includes drilling activity operated under joint development agreements where we have a working interest in the well.
International
In our International segment, we own interests in multiple facilities in E.G. This includes a 64% operated working interest in the Alba field, located offshore E.G., which is consolidated in our financial statements on a pro rata basis. We also own interests in several facilities onshore E.G. which are accounted for as equity method investments. This includes a 52% interest in Alba Plant LLC, which operates an LPG processing plant; a 56% interest in EG LNG, which operates a 3.7 mmta LNG production facility; and a 45% interest in AMPCO, which operates a methanol plant. For additional information on our interests and their operations, refer to Items 1. and 2. Business and Properties in our 2023 Annual Report on Form 10-K.
As described in Market Conditions, prior to 2024, we primarily sold natural gas to equity method investees via Gas Sales Agreements (GSA’s) in the form of feedstock for LNG and methanol production at long-term fixed prices. AMPCO markets methanol at market prices, and EG LNG marketed LNG on a market-based contract indexed to Henry Hub pricing. We also sell a certain amount of natural gas for local electricity generation at a long-term fixed price. Whereas the GSA with AMPCO continues into 2026, beginning January 1, 2024, the GSA to sell natural gas to EG LNG, and the contract for EG LNG to sell LNG indexed to Henry Hub pricing, expired and were replaced by a new series of agreements. The Alba field partners no longer sell natural gas under a GSA to EG LNG; instead, EG LNG earns a tolling fee to provide liquefaction, storage and product handling services as well as a profit share, and as an Alba partner, we now market our share of LNG to third parties indexed at global LNG prices. We also assume responsibility for shrink and plant losses during liquefaction, which results in lower reported net production and sales volumes, and we are subject to a lifting schedule for our equity LNG cargos, which may place us in an underlift/overlift position depending on timing. In our consolidated statements of income, our sales of LNG to third parties are included in revenues from contracts with customers. The fees payable to EG LNG are recorded as related party shipping, handling and other operating expense, and our share of this income earned by EG LNG is included in income from equity method investments. In addition to servicing the Alba field, EG LNG processes additional third-party gas from the Alen field under a combination of a tolling fee and profit-sharing arrangement, the benefits of which are also included in our respective share of income from equity method investments.
In 2024, our initial sales of LNG under this new contract occurred. For the three months ended June 30, 2024, our net sales volumes of LNG were 109 mmcfd, at an average realized price of $8.52 per mcf. We recorded $84 million in revenue for these sales, and incurred expense of $12 million to EG LNG for their services. We recorded $26 million in income from equity method investments for the period and International segment income of $79 million.
For the six months ended June 30, 2024, our net sales volumes of LNG were 93 mmcfd, at the average realized price of $7.97 per mcf. We recorded $135 million in revenue for these sales, and incurred expense of $27 million to EG LNG for their services. We recorded $65 million in income from equity method investments for the period and International segment income of $161 million.
In 2024, due to the expected arbitrage between LNG and methanol pricing, we have chosen to optimize our E.G. integrated gas operations by redirecting a portion of Alba field natural gas from AMPCO to the LNG production facility operated by EG LNG.

The table below provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Sales Volumes	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Crude and oil condensate (mbbld)	5	8	(38)%	8	9	(11)%
NGLs (mbbld)	5	5	—%	5	6	(17)%
Natural gas, sold as gas (mmcfd)	82	186	(56)%	80	209	(62)%
Natural gas, sold as LNG (mmcfd)	109	—	—%	93	—	—%
Total natural gas (mmcfd)	191	186	3%	173	209	(17)%
Total International (mboed)	42	44	(5)%	42	50	(16)%
Equity Method Investees
LNG (mtd)(a)	—	1,716	(100)%	194	1,913	(90)%
Methanol (mtd)	954	1,047	(9)%	945	1,212	(22)%
Condensate and LPG (boed)	5,998	6,614	(9)%	6,814	7,709	(12)%
(a)LNG sales from equity method investees in 2024 represents final residual volumes sold under the contract terms in place prior to January 1, 2024.
Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt and payment of dividends. Commodity prices experienced significant volatility in 2022 after the Russia/Ukraine conflict began and this has continued into 2024. Events in the Middle East have added further volatility to energy prices and the outlook for that region remains extremely uncertain. Economic headwinds should diminish moving forward as inflation appears to have peaked and interest rates could fall later in 2024. However, the tailwind to annual energy demand growth from the post-COVID recovery has likely run its course and annual growth should be more in line with the long-term trend moving forward. Ongoing OPEC+ petroleum supply limitations and economic sanctions involving producer countries continue to add uncertainty to the price outlook. We expect commodity price volatility to continue given the complex global dynamics of supply and demand that exist in the market. Refer to Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the second quarter and first six months of 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)	$79.12	$72.49	9%	$77.31	$73.57	5%
NGLs (per bbl)	21.18	18.72	13%	21.67	21.25	2%
Natural gas (per mcf)	1.42	1.89	(25)%	1.69	2.43	(30)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$80.66	$73.56	10%	$78.81	$74.77	5%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	83.00	74.93	11%	80.90	76.14	6%
Mont Belvieu NGLs (per bbl)(b)	22.91	20.49	12%	23.29	22.91	2%
Henry Hub natural gas settlement date average (per mmbtu)	1.89	2.10	(10)%	2.15	2.76	(22)%
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
International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil and natural gas for the second quarter and first six months of 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$57.31	$53.64	7%	$60.34	$56.46	7%
NGLs (per bbl)	1.00	1.00	—%	1.00	1.00	—%
Natural gas, sold as gas (per mcf)	0.24	0.24	—%	0.24	0.24	—%
Natural gas, sold as LNG (per mcf)	8.52	—	—%	7.97	—	—%
Average total natural gas (per mcf)	4.96	$0.24	1,967%	4.40	0.24	1,733%
Benchmark
Brent (Europe) crude oil (per bbl) (a)	$84.65	$78.32	8%	$83.83	$79.75	5%
TTF (Europe) natural gas (per mmbtu) (b)	9.98	11.34	(12)%	9.40	14.01	(33)%
JKM (East Asia) natural gas (per mmbtu) (c)	11.10	11.12	—%	10.33	14.49	(29)%
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
Natural gas – Prior to 2024, dry natural gas, processed by Alba Plant LLC on behalf of the Alba Unit Parties, was sold by the Alba field to our equity method investees EG LNG and AMPCO at fixed-price contracts resulting in realized prices not tracking market price. EG LNG marketed LNG on a market-based contract and AMPCO markets methanol at market prices. The gas sales contract between Alba Unit and EG LNG expired on December 31, 2023. The gas sales contract with AMPCO expires in 2026.
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

Results of Operations
Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended June 30,
(In millions)	2024	2023
Revenues from contracts with customers
United States	$1,551	$1,440
International	115	44
Segment revenues from contracts with customers	$1,666	$1,484
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended June 30, 2023	Price Realizations	Net Sales Volumes	Three Months Ended June 30, 2024
United States Price/Volume Analysis
Crude oil and condensate	$1,195	$110	$11	$1,316
NGLs	156	19	(12)	163
Natural gas	86	(21)	—	65
Other sales(a)	3			7
Total	$1,440			$1,551
International Price/Volume Analysis
Crude oil and condensate	$39	$2	$(13)	$28
NGLs	—	—	—	—
Natural gas, sold as gas	4	—	(2)	2
Natural gas, sold as LNG	—	84	—	84
Natural gas	4	84	(2)	86
Other sales	1			1
Total	$44			$115
(a)Includes revenue from commodity volumes purchased for resale.
Net gain on disposal of assets we recognized a gain of $10 million in the second quarter of 2024 on the sale of a legacy royalty interest in the state of California.
Production expense increased $2 million in the second quarter of 2024, when compared to the same period in 2023.
The following table provides production expense and production expense rates for each segment:

	Three Months Ended June 30,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$198	$191	4%	$6.21	$5.88	6%
International	$18	$23	(22)%	$4.46	$5.72	(22)%
Shipping, handling and other operating increased $14 million in the second quarter of 2024 when compared to the same period in 2023, primarily as a result of the new agreement that became effective in January 2024, whereby EG LNG processes LNG for a tolling fee and profit share which we record as related party shipping, handling and other operating expense.

Depreciation, depletion and amortization
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended June 30,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$562	$547	3%	$17.57	$16.88	4%
International	$10	$10	—%	$2.61	$2.42	8%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $60 million in the second quarter of 2024 primarily due to a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years in the second quarter of 2023.
General and administrative expenses increased $28 million in the second quarter of 2024 primarily due to increases in consulting and legal service expenses associated with the Merger, and an increase in the annual employee bonus accrual estimated to payout at the maximum percentage as a result of the Merger.
Net interest and other decreased $12 million in the second quarter of 2024 primarily due to the full repayment of the remaining outstanding borrowings of $1.2 billion on the Term Loan Facility in the first quarter of 2024 and the subsequent issuance of our 2029 Notes and 2034 Notes at lower interest rates. See Note 7 to the consolidated financial statements for further information.
Provision for income taxes increased $18 million in the second quarter of 2024 primarily due to an increase in income before income taxes for the current quarter when compared to the same period in 2023.
Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Three Months Ended June 30,
(In millions)	2024	2023
United States	$379	$365
International	79	30
Segment income	458	395
Items not allocated to segments, net of income taxes	(109)	(108)
Net income	$349	$287
United States segment income in the second quarter of 2024 was $379 million of income versus $365 million of income for the same period in 2023. The increase in segment income is a result of the variances described above.
International segment income in the second quarter of 2024 was $79 million of income versus $30 million of income for the same period in 2023. The increase was primarily due to increased revenue from new LNG sales indexed to global prices, partially offset by increased income tax as a result of increased revenue, and increased shipping and handling costs associated with LNG processing and liquefaction.
Items not allocated to segments, net of income taxes in the second quarter of 2024 was a loss of $109 million versus a loss of $108 million for the same period in 2023. The change is primarily a result of the variances in general and administrative expense and net interest and other described above.

Results of Operations
Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Revenues from contracts with customers are presented by segment in the table below:

	Six Months Ended June 30,
(In millions)	2024	2023
Revenues from contracts with customers
United States	$2,973	$2,943
International	231	108
Segment revenues from contracts with customers	$3,204	$3,051
Below is a price/volume analysis for each segment. Refer to Operations and Market Conditions for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Six Months Ended June 30, 2023	Price Realizations	Net Sales Volumes	Six Months Ended June 30, 2024
United States Price/Volume Analysis
Crude oil and condensate	$2,380	$120	$(4)	$2,496
NGLs	325	6	(17)	314
Natural gas	225	(66)	(8)	151
Other sales(a)	13			12
Total	$2,943			$2,973
International Price/Volume Analysis
Crude oil and condensate	$96	$6	$(13)	$89
NGLs	1	—	—	1
Natural gas, sold as gas	9	—	(5)	4
Natural gas, sold as LNG	—	135	—	135
Natural gas	9	135	(5)	139
Other sales	2			2
Total	$108			$231
(a)Includes revenue from commodity volumes purchased for resale.
Net gain (loss) on commodity derivatives in the first six months of 2024 was a net loss of $23 million, compared to a net gain of $18 million for the same period in 2023. We have commodity derivative contracts that settle against the NYMEX WTI and Henry Hub indexes. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 8 to the consolidated financial statements for further information.
Income from equity method investments decreased $37 million for the first six months of 2024, primarily due to decreased revenue as EG LNG no longer markets LNG directly as a result of the new agreement that became effective in January 2024, as well as lower sales volume by our equity method investees during the first six months of 2024.
Other income for the first six months of 2024 decreased by $15 million compared to the same period in 2023, primarily due to fair value adjustments on liabilities assumed from acquisitions.
Production expenses for the first six months of 2024 increased by $22 million compared to the same period in 2023, primarily due to increased workover activities in our U.S segment.

The following table provides production expense and production expense rates for each segment:

	Six Months Ended June 30,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$399	$369	8%	$6.48	$5.85	11%
International	$38	$46	(17)%	$4.80	$5.06	(5)%
Shipping, handling and other operating expenses increased $21 million in the first six months of 2024, when compared to the same period in 2023, primarily due to increased shipping and handling expenses as a result of the new agreement that became effective in January 2024, whereby EG LNG no longer markets LNG directly but instead processes LNG for a tolling fee and profit sharing which we record as related party shipping, handling and other operating expense.
Depreciation, depletion and amortization
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Six Months Ended June 30,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$1,062	$1,052	1%	$17.22	$16.68	3%
International	$20	$22	(9)%	$2.70	$2.41	12%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $61 million in the first six months of 2024 primarily due to a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years in the first six months of 2023.
General and administrative expenses increased $32 million in the first six months of 2024, primarily due to increases in consulting and legal service expenses associated with the Merger, and an increase in the annual employee bonus accrual estimated to payout at the maximum percentage as a result of the Merger.
Net interest and other decreased $25 million in the first six months of 2024 primarily due to the repayment of $300 million of the outstanding borrowings on the Term Loan Facility in the fourth quarter of 2023, the full repayment of the remaining outstanding borrowings of $1.2 billion on the Term Loan Facility in the first quarter of 2024 and the subsequent issuance of our 2029 Notes and 2034 Notes at lower interest rates. Additionally, beginning in the third quarter of 2023, we transitioned our credit facility borrowings to commercial paper borrowings at lower interest rates. See Note 7 to the consolidated financial statements for further information.

Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Six Months Ended June 30,
(In millions)	2024	2023
United States	$713	$790
International	161	119
Segment income	874	909
Items not allocated to segments, net of income taxes	(228)	(205)
Net income	$646	$704
United States segment income for the first six months of 2024 was $713 million of income versus $790 million of income for the same period in 2023. The decrease in segment income is a result of the variances described above.
International segment income for the first six months of 2024 was $161 million of income versus $119 million of income for the same period in 2023. The increase was primarily due to increased revenue from new LNG sales indexed to global prices, partially offset by increased income tax as a result of increased revenue, and increased shipping and handling costs associated with LNG processing and liquefaction.
Items not allocated to segments, net of income taxes for the first six months of 2024 was $228 million of loss versus $205 million of loss for the same period in 2023. The increase in loss was primarily due to an increase in unrealized net losses on commodity derivatives, variances in general and administrative expense and net interest and other described above.
Critical Accounting Estimates
There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2023.

Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
(In millions)	2024	2023
Sources of cash and cash equivalents
Net cash provided by operating activities	$1,845	$1,941
Borrowings	1,200	200
Proceeds from revolving credit facility	50	980
Equity method investments - return of capital	2	34
Other	11	9
Total sources of cash and cash equivalents	$3,108	$3,164
Uses of cash and cash equivalents
Capital expenditures	$(1,268)	$(1,224)
Change in capital accrual	136	58
Debt repayments	(1,200)	(270)
Repayments of revolving credit facility	(50)	(980)
Repayments of commercial paper borrowings, net	(125)	—
Shares repurchased under buyback programs	(516)	(706)
Dividends paid	(127)	(125)
Withholding tax on stock-based incentive awards	(18)	(30)
Acquisition, net of cash acquired	(4)	—
Other	(14)	(6)
Total uses of cash and cash equivalents	$(3,186)	$(3,283)
Sources of cash and cash equivalents
Cash flows generated from operating activities during the first six months of 2024 were 5% lower compared to the same period in 2023, primarily due to decreased dividends received from equity method investees, primarily EG LNG. The decrease was partially offset by higher realized crude oil prices in the US segment and increased revenue from new LNG sales indexed to global prices in our International segment, in addition to an increase in working capital in the first six months of 2024 compared to the same period in 2023.
On March 28, 2024, we completed a public offering of $1.2 billion aggregate principal amount of unsecured senior notes (2029 Notes and 2034 Notes). Net proceeds received totaled approximately $1.2 billion and together with cash on hand were used to repay $1.2 billion outstanding borrowings under our Term Loan Facility. See Note 7 and Liquidity and Capital Resources section below for further information.
We utilize our commercial paper program to fund our short-term working capital requirements. As of June 30, 2024, we have net outstanding commercial paper borrowings of $325 million. See Note 7 for further information.
Uses of cash and cash equivalents
During the first six months of 2024, we repurchased approximately 19 million shares of our common stock pursuant to the share repurchase program at a cost of $516 million and paid dividends of $127 million.
The following table shows capital expenditures by segments:

	Six Months Ended June 30,
(In millions)	2024	2023
United States	$1,258	$1,217
International	4	2
Not allocated to segments	6	5
Total capital expenditures	1,268	1,224

Liquidity and Capital Resources
The following liquidity and capital resources discussion is qualified in its entirety by the limitations contained in the Merger Agreement. Under the Merger Agreement, we are subject to restrictions and limitations that, among other things, preclude us from assuming additional debt, issuing additional equity or debt, making certain capital expenditures and executing certain asset transactions, and entering certain merger, liquidation or disposition transactions. Upon completion of the Merger and on the closing date, we will terminate all commitments under our Revolving Credit Facility and repay in full all obligations with respect to our Revolving Credit Facility and commercial paper program.
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, capital market transactions, our Revolving Credit Facility and our commercial paper program. At June 30, 2024, we had approximately $2.3 billion of liquidity consisting of $77 million in cash and cash equivalents and $2.2 billion available under our Revolving Credit Facility. Under the Merger Agreement, however, we are not permitted to exceed an aggregate $1.5 billion in outstanding borrowings under our commercial paper program or Revolving Credit Facility except in emergency situations provided that we notify ConocoPhillips of any such borrowings as soon as reasonably practicable.
Our working capital requirements are supported by our cash and cash equivalents, our Revolving Credit Facility and our commercial paper program. Subject to certain restrictions in the Merger Agreement, we may issue commercial paper, draw on our Revolving Credit Facility to meet short-term cash requirements or issue debt or equity securities through the shelf registration statement discussed below as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, defined benefit plan contributions, repayment of debt maturities, dividends and other amounts that may ultimately be paid in connection with contingencies. See Note 17 to the consolidated financial statements for further discussion of how our commitments and contingencies could affect our available liquidity. Additionally, we expect our available liquidity to be impacted by a number of non-recurring costs associated with the Merger Agreement including, among others, fees and expenses from financial advisors and other advisors and representatives, certain employment-related costs relating to employees of Marathon Oil and filing fees due in connection with required regulatory filings. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed. Further, general economic conditions, commodity prices and financial, business and other factors could affect our operations and our ability to access the capital markets.
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
Credit Arrangements and Borrowing Developments
On March 28, 2024, we completed a public offering of $1.2 billion aggregate principal amount of unsecured senior notes consisting of $600 million aggregate principal amount of 5.30% 2029 Notes and $600 million aggregate principal amount of 5.70% 2034 Notes. Interest on the senior notes is payable semi-annually beginning October 1, 2024. We may redeem some or all of the senior notes at any time at the applicable redemption price, plus accrued interest, if any. Net proceeds received totaled approximately $1.2 billion which were used together with cash on hand to repay $1.2 billion outstanding borrowings under our Term Loan Facility. See Note 7 to the consolidated financial statements for further information.
As of June 30, 2024, we had $5.0 billion of total long-term debt outstanding. Long-term debt due within one year consists of $200 million 2.10% of sub-series 2017 A-2 bonds and $200 million 2.125% of sub-series 2017 B-1 bonds, both of which feature a mandatory put on July 1, 2024. In addition, as of June 30, 2024, we had outstanding commercial paper borrowings of $325 million.

As a subsequent event, on July 1, 2024, using short-term borrowings, we purchased $200 million of our outstanding sub-series 2017 A-2 bonds and $200 million of our outstanding sub-series 2017 B-1 bonds that are part of the $1.0 billion Parish of St. John The Baptist, State of Louisiana Revenue Refunding Bonds (Marathon Oil Corporation Project) Series 2017. The $400 million of bonds due 2037 were purchased on their mandatory put date of July 1, 2024, for our own account and are subject to an interest rate of 4.125%. We have the right, subject to the consent of ConocoPhillips, to convert and remarket these bonds to the public at any time up to their June 1, 2037 maturity date.
As of June 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility. Our Revolving Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our total debt-to-capital ratio was 24% at June 30, 2024. See Note 7 to the consolidated financial statements for further information.
Refer to our 2023 Annual Report on Form 10-K for a listing of our long-term debt maturities.
Other Sources of Liquidity
We have an effective universal shelf registration statement filed with the SEC pursuant to which we, as a “well-known seasoned issuer” for purposes of SEC rules, subject to market conditions and certain restrictions in the Merger Agreement, are permitted to issue and sell an indeterminate amount of various types of debt, equity securities and other capital instruments, if and when necessary or perceived by us to be opportune, in one or more public offerings.
Capital Requirements
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program, however, upon the announcement of the Merger Agreement, we suspended our stock repurchase activity as we are subject to certain restrictions to our ability to repurchase, redeem or otherwise acquire our capital stock. Our remaining authorization at June 30, 2024 was approximately $1.8 billion.
Dividends
On July 31, 2024, our Board of Directors approved a dividend of $0.11 per share payable on September 10, 2024 to stockholders of record at the close of business on August 21, 2024. Pursuant to the terms of the Merger Agreement, we are prevented from increasing our quarterly per share dividend in excess of $0.11 per quarter.
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
Other Contractual Cash Obligations
As of June 30, 2024, material changes to our contractual cash obligations compared to December 31, 2023 include the addition of $1.2 billion senior notes issued during the first quarter of 2024 and the full repayment of $1.2 billion outstanding borrowings under our Term Loan Facility during the same period.
As described in Note 17 to the consolidated financial statements below, we have entered into a consent decree with the EPA and Department of Justice that includes a civil penalty of $65 million, which we anticipate paying in 2024.
Additionally, future contractual cash obligations may include liabilities in connection with the Merger Agreement. Certain costs may be incurred even if the Merger is not consummated.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, including without limitation statements regarding our future performance, business strategy, capital budget and allocations, reserve estimates, asset quality, production guidance, drilling plans, capital plans, future debt retirement, cost and expense estimates, asset acquisitions and dispositions, expected impacts of the IRA, tax assumptions and allowances, future financial position, statements regarding future commodity prices, expectations with respect to the consent decree with the EPA and Department of Justice and statements regarding management’s other plans and objectives for future operations, are forward-looking statements. In addition, many forward-looking statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “guidance,” “intend,” “may,” “outlook,” “plans,” “positioned,” “projects,” “seek,” “should,” “targets,” “will,” “would” or similar words indicating that future outcomes are uncertain. While we believe that our assumptions concerning future events are reasonable, these expectations may not prove to be correct. A number of factors could cause results to differ materially from those indicated by such forward-looking statements including, but not limited to:
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
•risks and uncertainties associated with the proposed Merger with ConocoPhillips, including the following:
◦ConocoPhillips’ ability to successfully integrate Marathon Oil’s businesses and technologies, which may result in the combined company not operating as effectively and efficiently as expected; the risk that the expected benefits and synergies of the Merger may not be fully achieved in a timely manner, or at all;
◦the risk that ConocoPhillips or Marathon Oil will be unable to retain and hire key personnel and maintain relationships with their suppliers and customers; the risk associated with Marathon Oil’s ability to obtain the approval of its stockholders required to consummate the Merger and the timing of the closing of the Merger, including the risk that the conditions to the Merger are not satisfied on a timely basis or at all or the failure of the Merger to close for any other reason or to close on the anticipated terms, including the anticipated tax treatment;
◦the risk that any regulatory approval, consent or authorization that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger;
◦unanticipated difficulties, liabilities or expenditures relating to the Merger;
◦the effect of the pendency or completion of the Merger on the parties’ business relationships and business operations generally;
◦the effect of the pendency of the Merger on the parties’ common stock prices and uncertainty as to the long-term value of ConocoPhillips’ or Marathon Oil’s common stock;
◦risks that the Merger disrupts current plans and operations of ConocoPhillips or Marathon Oil and their respective management teams and potential difficulties in hiring or retaining employees as a result of the Merger; and
•the risk factors, forward-looking statements and challenges and uncertainties described in our 2023 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business including commodity price risk and interest rate risk. We employ various strategies, including the use of financial derivatives to manage the risks related to commodity price and interest rate fluctuations. However, under the Merger Agreement, we are subject to limitations on our ability to enter into new derivative transactions, which may prevent us from using financial derivatives to manage the risks related to commodity price and interest rate fluctuations.
See Note 8 and Note 9 to the consolidated financial statements for detail relating to our open commodity derivative positions, including underlying notional quantities, how they are reported in our consolidated financial statements and how their fair values are measured.
Commodity Price Risk
As of June 30, 2024, we had open commodity derivatives related to crude oil and natural gas. Based on the June 30, 2024 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for natural gas) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at June 30, 2024	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset (liability) - Crude Oil	$—	$(15)	$12
Derivative asset (liability) - Natural Gas	1	(5)	7
Total	$1	$(20)	$19
Interest Rate Risk
At June 30, 2024, our portfolio of current and long-term debt is comprised of floating rate debt and fixed-rate instruments. Our Revolving Credit Facility and commercial paper borrowings are floating rate debt instruments, which exposes us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates. At June 30, 2024, we had no outstanding balance under our Revolving Credit Facility and $325 million outstanding borrowings under our commercial paper program. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under our commercial paper borrowings would have increased our annual interest expense by approximately $3 million. Actual results may vary due to changes in the amount of floating rate debt outstanding.
At June 30, 2024, we had $5.0 billion outstanding borrowings under fixed-rate debt instruments. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At June 30, 2024, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the SOFR interest component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedges to the following as of June 30, 2024:

(In millions)	Fair Value at June 30, 2024	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset - designated as cash flow hedges	$18	$21	$16
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2024.
During the second quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
Notices of Violation
We received Notices of Violation (“NOVs”) from the Environmental Protection Agency (the “EPA”) related to alleged violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. On July 10, 2024, we entered into a consent decree with the EPA and Department of Justice to fully resolve this matter. The consent decree is subject to a 30-day public comment period before it may be considered for entry by the court. The consent decree will require the completion of mitigation projects, implementation of specific injunctive relief, and payment of a $65 million civil penalty with substantially all of that civil penalty accrued in our previously filed quarterly report for the period ending March 31, 2024. In 2022, we began early implementation of the injunctive requirements associated with likely settlement terms and are scheduled to complete this work in 2025. The total cost associated with the injunctive relief is estimated to be approximately $177 million, but over 70% of that cost has been incurred or included in the previously announced 2024 capital budget with the remaining amount to be spent by the end of 2025. The consent decree sets forth a detailed compliance schedule with deadlines for achievement of milestones through at least 2026. The consent decree further contains requirements for ongoing permitting, inspection and monitoring, maintenance, auditing, and reporting. Findings from such inspection, monitoring and auditing activities may result in decisions to temporarily shut in or reduce production from certain wells and facilities.
We have cooperated fully with the EPA, including collecting and sharing extensive data to resolve this matter. The vast majority of emission reductions are being achieved by Marathon Oil’s voluntary commitment to incorporate industry-leading technologies, like our new lowest emitting automated facilities (LEAF). We do not admit liability regarding any of the allegations in the complaint associated with the consent decree and elected to resolve the allegations in a negotiated settlement rather than litigation. We do not believe that the mitigation expenditures, penalties, and injunctive relief that resulted from this settlement will have a material adverse effect on either our business or operations or the previously announced Merger Agreement with ConocoPhillips.
We have received NOVs from the EPA relating to alleged Clean Air Act violations following flyovers conducted in 2020 and 2022 over certain of our oil and gas facilities in New Mexico. The notices involve alleged emission and permitting violations. As previously disclosed, we have been in discussions with the EPA to resolve these matters. In order to fully resolve these matters, effective July 25, 2024, we entered into a consent agreement with the EPA pursuant to which we agreed to pay a civil penalty in the amount of $265,000. We do not believe that any penalty or corrective action expenditures that may result from this matter will have a material adverse effect on our financial position, results of operation or cash flows.
Other than the items set forth above, there have been no significant changes to Item 3. Legal Proceedings in our 2023 Annual Report on Form 10-K. See Note 17 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings and Item 3. Legal Proceedings in our 2023 Annual Report on Form 10-K.
Item 1A. Risk Factors
Due to the proposed Merger with ConocoPhillips, there have been material changes to the risk factors included under Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. For a complete discussion of Marathon Oil’s risk factors, refer to the section entitled Risk Factors in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and the following risk factors:
Failure to complete the Merger could negatively impact the price of shares of Marathon Oil common stock, as well as Marathon Oil’s future businesses and financial results.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all of the conditions to the completion of the Merger will be so satisfied or waived. If these conditions are not satisfied or waived, ConocoPhillips and Marathon Oil will be unable to complete the Merger. If the Merger is not completed for any reason, including the failure to receive the required approval of the Marathon Oil stockholders, Marathon Oil’s business and financial results may be adversely affected, including as follows:
•Marathon Oil may experience negative reactions from the financial markets, including negative impacts on the market price of Marathon Oil common stock;
•the manner in which industry contacts, business partners and other third parties perceive Marathon Oil may be negatively impacted, which in turn could affect Marathon Oil’s marketing operations or its ability to compete for new business or obtain renewals in the marketplace more broadly;

•Marathon Oil may experience negative reactions from employees; and
•Marathon Oil will have expended time and resources that could otherwise have been spent on its existing business and the pursuit of other opportunities that could have been beneficial to the company, and Marathon Oil’s ongoing business and financial results may be adversely affected.
In addition to the above risks, if the Merger Agreement is terminated and the Marathon Oil board seeks an alternative transaction, Marathon Oil’s stockholders cannot be certain that Marathon Oil will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under specified circumstances, Marathon Oil may be required to pay ConocoPhillips a termination fee of up to $557 million.
ConocoPhillips and Marathon Oil will be subject to business uncertainties while the Merger is pending, which could adversely affect their respective businesses.
Uncertainty about the effect of the Merger on employees, industry contacts and business partners may have an adverse effect on ConocoPhillips and Marathon Oil. These uncertainties may impair ConocoPhillips’ and Marathon Oil’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter and could cause industry contacts, business partners and others that deal with ConocoPhillips and Marathon Oil to seek to change their existing business relationships with ConocoPhillips and Marathon Oil, respectively. Employee retention at Marathon Oil may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with ConocoPhillips following the Merger. In addition, the Merger Agreement restricts Marathon Oil from entering into certain corporate transactions and taking other specified actions without the consent of ConocoPhillips, and generally requires each party to continue its operations in the ordinary course, until completion of the Merger. These restrictions may prevent ConocoPhillips and Marathon Oil from pursuing attractive business opportunities that may arise prior to the completion of the Merger. The foregoing may negatively affect the businesses, operations and financial results of each party during the pendency of the Merger and may continue to affect the combined company following the completion of the Merger.
Even if ConocoPhillips and Marathon Oil complete the Merger, the combined company may fail to realize all of the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining ConocoPhillips’ and Marathon Oil’s businesses, including operational and other synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that ConocoPhillips and Marathon Oil do not currently foresee. Some of the assumptions that ConocoPhillips has made, such as the achievement of operating synergies, may not be realized. The integration process may, for each of ConocoPhillips and Marathon Oil, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. The foregoing may negatively affect the combined company’s ongoing business, operations and financial results following the completion of the Merger.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
ConocoPhillips and Marathon Oil are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. Each company’s success until the Merger and the combined company’s success after the Merger will depend in part upon the ability of ConocoPhillips and Marathon Oil to retain key management personnel and other key employees. Current and prospective employees of ConocoPhillips and Marathon Oil may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of each of ConocoPhillips and Marathon Oil to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of ConocoPhillips and Marathon Oil to the same extent that ConocoPhillips and Marathon Oil have previously been able to attract or retain their own employees.

The integration of Marathon Oil into ConocoPhillips may not be as successful as anticipated.
The Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks, potential liabilities associated with the acquired businesses, and uncertainties related to design, operation and integration of Marathon Oil’s internal control over financial reporting. Difficulties in integrating Marathon Oil into ConocoPhillips may result in Marathon Oil performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. ConocoPhillips’ and Marathon Oil’s existing businesses could also be negatively impacted by the Merger. Potential difficulties that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the businesses of Marathon Oil into ConocoPhillips in a manner that permits ConocoPhillips to achieve the full revenue and cost savings anticipated from the Merger;
•complexities associated with managing the larger, more complex, integrated business;
•not realizing anticipated operating synergies;
•integrating personnel from the two companies and the loss of key employees;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger;
•integrating relationships with industry contacts and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating Marathon Oil’s operations into ConocoPhillips; and
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Marathon Oil, during the quarter ended June 30, 2024, of equity securities that are registered by Marathon Oil pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
04/01/2024 - 04/30/2024	3,668,617	$28.54	3,668,617	$1,916,404,500
05/01/2024 - 05/31/2024	4,740,559	26.48	4,740,559	1,790,854,737
06/01/2024 - 06/30/2024	—	—	—	1,790,854,737
Total	8,409,176	$27.38	8,409,176
(a)Excludes 1% excise tax on share repurchases.
(b)Refer to our 2023 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity through December 31, 2023. As of June 30, 2024, we have approximately $1.8 billion of authorization remaining under the share repurchase program. Purchases under the program are made at our discretion and may be in either open market transactions, including block purchases or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion. Shares repurchased as of June 30, 2024, were held as treasury stock.

Upon the announcement of the Merger Agreement, we suspended our stock repurchase activity as we are subject to certain restrictions to our ability to repurchase, redeem or otherwise acquire our capital stock.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference (File No. 001-05153, unless otherwise indicated)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 28, 2024, among Marathon Oil Corporation, ConocoPhillips and Puma Merger Sub Corp.	8-K	2.1	5/29/2024
3.1	Restated Certificate of Incorporation of Marathon Oil Corporation	8-K	3.1	6/1/2018
3.2	Marathon Oil Corporation By-laws (amended and restated as of October 25, 2023)	8-K/A	3.1	10/30/2023
3.3	Specimen of Common Stock Certificate	10-K	3.3	2/28/2014
4.1	Indenture, dated as of February 26, 2002, between Marathon Oil Corporation and The Bank of New York Trust Company, N.A., successor in interest to JPMorgan Chase Bank as Trustee, relating to senior debt securities of Marathon Oil Corporation. Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of Marathon Oil. Marathon Oil hereby agrees to furnish a copy of any such instrument to the SEC upon its request	10-K	4.2	2/28/2014
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
*	Filed herewith.
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

August 8, 2024		MARATHON OIL CORPORATION

	By:	/s/ Zach B. Dailey
Zach B. Dailey
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)