Form 10-Q
period 2024-09-30
MARATHON OIL CORP
filed 2024-11-06
CIK 101778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
There were 559,410,316 shares of Marathon Oil Corporation common stock outstanding as of October 31, 2024.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARATHON OIL CORPORATION
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues and other income:
Revenues from contracts with customers	$1,741	$1,771	$4,945	$4,822
Net gain (loss) on commodity derivatives	9	1	(14)	19
Income from equity method investments	39	38	104	140
Net gain on disposal of assets	—	1	10	6
Other income	2	2	4	19
Total revenues and other income	1,791	1,813	5,049	5,006
Costs and expenses:
Production	223	192	660	607
Shipping, handling and other operating, including related party of $18, $0, $45 and $0	204	164	548	487
Exploration	9	20	30	46
Depreciation, depletion and amortization	627	583	1,728	1,662
Impairments	1	—	1	—
Taxes other than income	99	113	298	251
General and administrative	88	72	273	225
Total costs and expenses	1,251	1,144	3,538	3,278
Income from operations	540	669	1,511	1,728
Net interest and other	(77)	(94)	(226)	(268)
Other net periodic benefit credits	3	5	8	11
Income before income taxes	466	580	1,293	1,471
Provision for income taxes	179	127	360	314
Net income	$287	$453	$933	$1,157
Net income per share:
Basic	$0.51	$0.75	$1.64	$1.88
Diluted	$0.51	$0.75	$1.64	$1.88
Weighted average common shares outstanding:
Basic	563	603	570	615
Diluted	564	604	570	616
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net income	$287	$453	$933	$1,157
Other comprehensive loss, net of tax
Postretirement and postemployment plans	(2)	(4)	(8)	(17)
Change in derivative hedges unrecognized gain (loss)	(7)	—	(6)	1
Other comprehensive loss	(9)	(4)	(14)	(16)
Comprehensive income	$278	$449	$919	$1,141
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In millions, except par value and share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$134	$155
Receivables, net	1,136	1,152
Inventories	166	186
Other current assets	48	76
Total current assets	1,484	1,569
Equity method investments	432	433
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $27,537 and $25,914	17,220	17,213
Other noncurrent assets	286	360
Total assets	$19,422	$19,575
Liabilities
Current liabilities:
Accounts payable	$1,390	$1,364
Commercial paper	180	450
Payroll and benefits payable	96	70
Accrued taxes	179	126
Other current liabilities	321	312
Long-term debt due within one year	—	1,600
Total current liabilities	2,166	3,922
Long-term debt	4,573	3,378
Deferred tax liabilities	603	419
Defined benefit postretirement plan obligations	86	93
Asset retirement obligations	341	326
Deferred credits and other liabilities	218	232
Total liabilities	7,987	8,370
Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock – no shares issued or outstanding (no par value, 26 million shares authorized)	—	—
Common stock:
Issued – 937 million shares (par value $1 per share, 1.925 billion shares authorized at September 30, 2024 and December 31, 2023)	937	937
Held in treasury, at cost – 378 million shares and 360 million shares	(9,432)	(8,952)
Additional paid-in capital	7,151	7,172
Retained earnings	12,711	11,966
Accumulated other comprehensive income	68	82
Total stockholders’ equity	11,435	11,205
Total liabilities and stockholders’ equity	$19,422	$19,575
 The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$933	$1,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,728	1,662
Impairments	1	—
Exploratory dry well costs and unproved property impairments	25	41
Net gain on disposal of assets	(10)	(6)
Deferred income taxes	188	264
Unrealized loss on derivative instruments, net	14	8
Pension and other post retirement benefits, net	(18)	(27)
Stock-based compensation	36	32
Equity method investments, net	(8)	99
Changes in:
Current receivables	17	(298)
Inventories	20	(51)
Current accounts payable and accrued liabilities	94	166
Other current assets and liabilities	(8)	(17)
All other operating, net	42	(23)
Net cash provided by operating activities	3,054	3,007
Investing activities:
Capital expenditures	(1,726)	(1,673)
Change in capital accrual	44	14
Acquisitions, net of cash acquired	(4)	(15)
Disposal of assets, net of cash transferred to the buyer	11	(7)
Equity method investments - return of capital	10	57
Net cash used in investing activities	(1,665)	(1,624)
Financing activities:
Borrowings	1,200	200
Debt repayments	(1,600)	(401)
Proceeds from revolving credit facility	450	1,018
Repayments of revolving credit facility	(450)	(1,468)
(Repayments) proceeds from commercial paper borrowings, net	(270)	450
Shares repurchased under buyback programs	(516)	(1,121)
Dividends paid	(188)	(186)
Withholding tax on stock-based incentive awards	(19)	(31)
All other financing, net	(17)	(4)
Net cash used in financing activities	(1,410)	(1,543)
Net decrease in cash and cash equivalents	(21)	(160)
Cash and cash equivalents at beginning of period	155	334
Cash and cash equivalents at end of period	$134	$174
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON OIL CORPORATION
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Total Equity of Marathon Oil Stockholders
(In millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Nine Months Ended September 30, 2023
December 31, 2022 Balance	$—	$937	$(7,512)	$7,203	$10,663	$106	$11,397
Shares repurchased under buyback programs	—	—	(334)	—	—	—	(334)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	35	(54)	—	—	(19)
Net income	—	—	—	—	417	—	417
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends paid (per share amount of $0.10)	—	—	—	—	(63)	—	(63)
March 31, 2023 Balance	$—	$937	$(7,814)	$7,149	$11,017	$99	$11,388
Shares repurchased under buyback programs	—	—	(372)	—	—	—	(372)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	1	10	—	—	11
Net income	—	—	—	—	287	—	287
Other comprehensive loss	—	—	—	—	—	(5)	(5)
Dividends paid (per share amount of $0.10)	—	—	—	—	(62)	—	(62)
June 30, 2023 Balance	$—	$937	$(8,188)	$7,159	$11,242	$94	$11,244
Shares repurchased under buyback programs	—	—	(415)	—	—	—	(415)
Excise tax on shares repurchased	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	9	4	—	—	13
Net income	—	—	—	—	453	—	453
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Dividends paid (per share amount of $0.10)	—	—	—	—	(61)	—	(61)
September 30, 2023 Balance	$—	$937	$(8,598)	$7,163	$11,634	$90	$11,226

Nine Months Ended September 30, 2024
December 31, 2023 Balance	$—	$937	$(8,952)	$7,172	$11,966	$82	$11,205
Shares repurchased under buyback programs	—	—	(285)	—	—	—	(285)
Excise tax on shares repurchased	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	38	(43)	—	—	(5)
Net income	—	—	—	—	297	—	297
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends paid (per share amount of $0.11)	—	—	—	—	(64)	—	(64)
March 31, 2024 Balance	$—	$937	$(9,201)	$7,129	$12,199	$80	$11,144
Shares repurchased under buyback programs	—	—	(231)	—	—	—	(231)
Excise tax on shares repurchased	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	1	12	—	—	13
Net income	—	—	—	—	349	—	349
Other comprehensive loss	—	—	—	—	—	(3)	(3)
Dividends paid (per share amount of $0.11)	—	—	—	—	(63)	—	(63)
June 30, 2024 Balance	$—	$937	$(9,434)	$7,141	$12,485	$77	$11,206
Stock-based compensation	—	—	2	10	—	—	12
Net income	—	—	—	—	287	—	287
Other comprehensive loss	—	—	—	—	—	(9)	(9)
Dividends paid (per share amount of $0.11)	—	—	—	—	(61)	—	(61)
September 30, 2024 Balance	$—	$937	$(9,432)	$7,151	$12,711	$68	$11,435
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
Proposed Merger with ConocoPhillips
On May 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConocoPhillips, a Delaware corporation (“ConocoPhillips”), and Puma Merger Sub Corp., a wholly owned subsidiary of ConocoPhillips (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub be merged with and into Marathon Oil (the “Merger”), with Marathon Oil surviving and continuing as the surviving corporation in the Merger as a direct, wholly owned subsidiary of ConocoPhillips. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each of our outstanding shares of common stock (other than certain Excluded Shares and Converted Shares, each as defined in the Merger Agreement) will be converted to the right to receive 0.2550 (the “Exchange Ratio”) shares of ConocoPhillips common stock (the “Merger Consideration”). The Merger Agreement also contains certain customary termination rights of each of Marathon Oil and ConocoPhillips, and under certain circumstances, a termination fee would be payable by us. On August 29, 2024, the Company’s stockholders approved and adopted the Merger Agreement at a special meeting of stockholders. Completion of the Merger remains subject to certain conditions, including certain governmental and regulatory approvals. The Merger is currently expected to close late in the fourth quarter of 2024; however, no assurance can be given as to when, or if, the Merger will occur. See Item 1A. Risk Factors for a discussion of the risks related to the Merger and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details relating to the Merger.
In association with the Merger, for the three and nine months ended September 30, 2024, we have incurred transaction costs of $6 million and $16 million, respectively, which are recorded as general and administrative expense in the consolidated statements of income. We expect to incur additional costs as the Merger progresses. Transaction costs consist primarily of third party legal and banking fees.
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K. The results of operations for the third quarter and first nine months of 2024 are not necessarily indicative of the results to be expected for the full year.
2.    Accounting Standards
Accounting Standards Updates Adopted
No accounting standards were adopted during the first nine months of 2024 that had a material impact on our consolidated financial statements.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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
3.    Income and Dividends per Common Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options and performance units in all periods, provided the effect is not antidilutive. The per share calculations below exclude an immaterial number of antidilutive stock options and performance units for the three and nine months ended September 30, 2024. In addition, the per share calculations below exclude 1 million of antidilutive stock options and performance units for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$287	$453	$933	$1,157

Weighted average common shares outstanding	563	603	570	615
Effect of dilutive securities	1	1	—	1
Weighted average common shares, diluted	564	604	570	616
Net income per share:
Basic	$0.51	$0.75	$1.64	$1.88
Diluted	$0.51	$0.75	$1.64	$1.88

Dividends per share	$0.11	$0.10	$0.33	$0.30

Under the Merger Agreement, we are subject to restrictions that prevent us from increasing our quarterly dividend in excess of $0.11 per share.
4.    Revenues
The majority of our revenues are derived from the sale of crude oil and condensate, NGLs and natural gas, including LNG, under spot and term agreements with our customers in the United States and Equatorial Guinea.
As of September 30, 2024 and December 31, 2023, receivables from contracts with customers, included in receivables, net, were $905 million and $886 million, respectively.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our revenues from contracts with customers disaggregated by product type and geographic areas for the three and nine months ended September 30:
United States

	Three Months Ended September 30, 2024
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$589	$489	$214	$48	$10	$1,350
NGLs	78	44	28	27	—	177
Natural gas	37	10	—	22	—	69
Other	3	—	—	—	16	19
Revenues from contracts with customers	$707	$543	$242	$97	$26	$1,615

	Three Months Ended September 30, 2023
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$587	$580	$164	$64	$13	$1,408
NGLs	80	47	20	30	—	177
Natural gas	48	20	12	31	1	112
Other	2	—	—	—	1	3
Revenues from contracts with customers	$717	$647	$196	$125	$15	$1,700

	Nine Months Ended September 30, 2024
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$1,610	$1,436	$604	$162	$34	$3,846
NGLs	203	130	69	89	—	491
Natural gas	101	37	9	72	1	220
Other	6	—	—	—	25	31
Revenues from contracts with customers	$1,920	$1,603	$682	$323	$60	$4,588

	Nine Months Ended September 30, 2023
(In millions)	Eagle Ford	Bakken	Permian	Oklahoma	Other U.S.	Total
Crude oil and condensate	$1,606	$1,467	$475	$205	$35	$3,788
NGLs	215	125	60	102	—	502
Natural gas	141	69	30	95	2	337
Other	5	—	—	—	11	16
Revenues from contracts with customers	$1,967	$1,661	$565	$402	$48	$4,643

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

International (E.G.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Crude oil and condensate	$53	$64	$142	$160
NGLs	—	1	1	2
Natural gas, sold as gas	1	5	5	14
Natural gas, sold as LNG	72	—	207	—
Natural gas, total	73	5	212	14
Other	—	1	2	3
Revenues from contracts with customers	$126	$71	$357	$179
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2024
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,615	$126	$—		$1,741
Net gain on commodity derivatives	—	—	9	(b)	9
Income from equity method investments	—	39	—		39
Other income (expense)	(1)	2	1		2
Less costs and expenses:
Production	209	14	—		223
Shipping, handling and other operating, including related party	187	17	—		204
Exploration	9	—	—		9
Depreciation, depletion and amortization	611	11	5		627
Impairments	—	—	1		1
Taxes other than income	99	—	—		99
General and administrative	39	3	46	(c)	88
Net interest and other	—	—	77		77
Other net periodic benefit credits	—	—	(3)		(3)
Income tax provision	98	27	54	(d)	179
Segment income (loss)	$362	$95	$(170)		$287
Total assets	$18,443	$882	$97		$19,422
Capital expenditures(a)	$454	$3	$1		$458
(a)Includes accruals and excludes acquisitions.
(b)Unrealized gain on commodity derivative instruments (See Note 8).
(c)Includes $6 million of transaction costs associated with the Merger with ConocoPhillips (See Note 1).
(d)Includes a $75 million deferred tax valuation allowance against foreign tax credits (See Note 6).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2023
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$1,700	$71	$—		$1,771
Net gain (loss) on commodity derivatives	7	—	(6)	(b)	1
Income from equity method investments	—	38	—		38
Net gain on disposal of assets	—	—	1		1
Other income	—	1	1		2
Less costs and expenses:
Production	173	19	—		192
Shipping, handling and other operating, including related party	162	2	—		164
Exploration	8	1	11	(c)	20
Depreciation, depletion and amortization	570	12	1		583
Taxes other than income	112	—	1		113
General and administrative	32	3	37		72
Net interest and other	—	—	94		94
Other net periodic benefit credits	—	—	(5)		(5)
Income tax provision (benefit)	145	11	(29)		127
Segment income (loss)	$505	$62	$(114)		$453
Total assets	$18,503	$1,072	$344		$19,919
Capital expenditures(a)	$444	$1	$4		$449
(a)Includes accruals and excludes acquisitions.
(b)Unrealized loss on commodity derivative instruments (See Note 8).
(c)Includes $11 million of unproved impairments related to Permian exploration leases.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	U.S.	Int’l	Not Allocated to Segments		Total
Revenues from contracts with customers	$4,588	$357	$—		$4,945
Net loss on commodity derivatives	—	—	(14)	(b)	(14)
Income from equity method investments	—	104	—		104
Net gain on disposal of assets	—	—	10	(c)	10
Other income (expense)	(4)	5	3		4
Less costs and expenses:
Production	608	52	—		660
Shipping, handling and other operating, including related party	491	47	10		548
Exploration	26	—	4		30
Depreciation, depletion and amortization	1,673	31	24		1,728
Impairments	—	—	1		1
Taxes other than income	298	—	—		298
General and administrative	118	10	145	(d)	273
Net interest and other	—	—	226		226
Other net periodic benefit credits	—	—	(8)		(8)
Income tax provision (benefit)	295	70	(5)	(e)	360
Segment income (loss)	$1,075	$256	$(398)		$933
Total assets	$18,443	$882	$97		$19,422
Capital expenditures(a)	$1,712	$7	$7		$1,726
(a)Includes accruals and excludes acquisitions.
(b)Unrealized loss on commodity derivative instruments (See Note 8).
(c)Pertains to a gain from the sale of a legacy royalty interest in the state of California.
(d)Includes $16 million of transaction costs associated with the Merger with ConocoPhillips (See Note 1).
(e)Includes a $75 million deferred tax valuation allowance against foreign tax credits (See Note 6).

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	U.S.		Int’l	Not Allocated to Segments		Total
Revenue from contracts with customers	$4,643		$179	$—		$4,822
Net gain (loss) on commodity derivatives	27		—	(8)	(c)	19
Income from equity method investments	—		140	—		140
Net gain on disposal of assets	—		—	6		6
Other income	12		5	2		19
Less costs and expenses:
Production	542		65	—		607
Shipping, handling and other operating, including related party	482		5	—		487
Exploration	19		1	26	(d)	46
Depreciation, depletion and amortization	1,622		34	6		1,662
Taxes other than income	252	(b)	—	(1)		251
General and administrative	98		9	118		225
Net interest and other	—		—	268		268
Other net periodic benefit credits	—		—	(11)		(11)
Income tax provision (benefit)	372		29	(87)		314
Segment income (loss)	$1,295		$181	$(319)		$1,157
Total assets	$18,503		$1,072	$344		$19,919
Capital expenditures(a)	$1,661		$3	$9		$1,673
(a)Includes accruals and excludes acquisitions.
(b)Includes a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years.
(c)Unrealized loss on commodity derivative instruments (See Note 8).
(d)Includes $10 million of dry well expense associated with wells in Permian and $11 million of unproved impairments related to Permian exploration leases.

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
For the three and nine months ended September 30, 2024 and 2023, our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective income tax rate	38%	22%	28%	21%
•2024 — Our effective income tax rate was different from our U.S. statutory tax rate of 21% for the three and nine months ended September 30, 2024 due to a deferred tax valuation allowance recorded in the quarter against foreign tax credits expiring in future periods. As a result of continued volatility in commodity prices and corresponding impacts to projections of future taxable income, we believe it is more likely than not that we will not utilize $75 million of foreign tax credits before they expire. We continue to assess whether the balance of the valuation allowance is appropriate on a quarterly basis particularly given the expiring nature of foreign tax credits in years 2025 through 2026. If we experience sustained lower commodity prices that impact the performance of future earnings, it is reasonably possible that within the next 12 months sufficient negative evidence may exist that will require us to establish additional valuation allowance on our deferred tax assets that we do not expect to realize.
In August 2022, the President signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA enacted various income tax provisions, including a 15% corporate book minimum tax. The corporate book minimum tax, which became effective on January 1, 2023, applies to corporations with an average annual adjusted financial statement income that exceeds $1 billion for the preceding three years. Under current law and guidance, we are subject to the corporate book minimum tax in 2024. In September 2024, the IRS issued proposed regulations on the corporate book minimum tax. We have reviewed the proposed regulations and do not expect any material changes to our calculation for 2024. In addition, in September 2024, estimated tax payment relief for the 2024 corporate book minimum tax was granted through the end of the year. As further guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes.
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

Revolving Credit Facility and Commercial Paper Program
We have an unsecured revolving credit facility (“Revolving Credit Facility”) with a borrowing capacity of $2.6 billion. We have the option to increase the commitment amount by up to an additional $939 million, subject to the consent of any increasing lenders. The Revolving Credit Facility matures on July 28, 2027. At September 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility.
The Revolving Credit Facility includes a covenant requiring our total debt to total capitalization ratio, as defined in the credit agreement, not to exceed 65% as of the last day of each fiscal quarter. In the event of a default, the lenders holding more than half of the commitments may terminate the commitments under the Revolving Credit Facility and require the immediate repayment of all outstanding borrowings and the cash collateralization of all outstanding letters of credit under the Revolving Credit Facility. As of September 30, 2024, we were in compliance with this covenant.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Pursuant to our commercial paper program, we may issue unsecured notes in a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Our $2.5 billion commercial paper program is backed by our $2.6 billion Revolving Credit Facility.
We utilize our commercial paper program to fund various short-term working capital requirements. As of September 30, 2024, we had $180 million of outstanding commercial paper maturing at various dates with a weighted average interest rate of 5.27%.
Under the Merger Agreement, we are permitted to borrow under our commercial paper program or Revolving Credit Facility, an aggregate amount not to exceed $1.5 billion outstanding.
Long-term debt
At September 30, 2024, we had $4.6 billion of total long-term debt outstanding. Refer to our 2023 Annual Report on Form 10-K for a listing of our long-term debt maturities. Under the Merger Agreement, we are subject to restrictions and limitations that prevent us from incurring additional debt, or redeeming all or a portion of our existing outstanding debt, except for permitted borrowings under our commercial paper program or Revolving Credit Facility (see Revolving Credit Facility and Commercial Paper Program above).
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
In July 2023, we redeemed the $131 million 8.125% Senior Notes in connection with their maturity date.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the gross fair values of our open derivative instruments and the reported net amounts along with their locations in our consolidated balance sheets:

	September 30, 2024
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Not Designated as Hedges
Commodity	$10	$—	$10	Other current assets
Total Not Designated as Hedges	$10	$—	$10
Cash Flow Hedges
Interest Rate	$7	$—	$7	Other current assets
Interest Rate	4	—	4	Other noncurrent assets
Total Designated Hedges	$11	$—	$11
Total	$21	$—	$21

	December 31, 2023
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Not Designated as Hedges
Commodity	$24	$—	$24	Other current assets
Total Not Designated as Hedges	$24	$—	$24
Cash Flow Hedges
Interest Rate	$9	$—	$9	Other current assets
Interest Rate	9	—	9	Other noncurrent assets
Total Designated Hedges	$18	$—	$18
Total	$42	$—	$42
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth outstanding derivative contracts as of September 30, 2024, and the weighted average prices for those contracts:

	2024	2025
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Crude Oil
NYMEX WTI Three-Way Collars
Volume (Bbls/day)	50,000	—	—	—	—
Weighted average price per Bbl:
Ceiling	$95.95	$—	$—	$—	$—
Floor	$65.00	$—	$—	$—	$—
Sold put	$50.00	$—	$—	$—	$—
Natural Gas
Henry Hub Two-Way Collars
Volume (MMBtu/day)	—	150,000	150,000	150,000	150,000
Weighted average price per MMBtu:
Ceiling	$—	$5.85	$5.85	$5.85	$5.85
Floor	$—	$2.50	$2.50	$2.50	$2.50
The unrealized gain (loss) and realized gain impact of our commodity derivative instruments appears in the table below and is reflected in net gain (loss) on commodity derivatives in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Unrealized gain (loss) on derivative instruments, net	$9	$(6)	$(14)	$(8)
Realized gain on derivative instruments, net(a)	$—	$7	$—	$27
(a)During the third quarter and first nine months of 2024, we had no settled derivative positions. During the third quarter and first nine months of 2023, net cash received for settled derivative positions was $6 million and $23 million, respectively.

Derivatives Designated as Cash Flow Hedges
During 2019, we entered into forward starting interest rate swaps with a maturity date of September 9, 2026 to hedge variations in cash flows related to the interest rate component of future lease payments of our Houston office. As of September 30, 2024 and December 31, 2023, the notional amount of open interest rate swaps for the Houston office was $295 million. The weighted average secured overnight financing rate (“SOFR”) for the swaps was 1.43% as of both September 30, 2024 and December 31, 2023.
During the nine months ended September 30, 2024, net cash received for the settled interest rate swap positions was $9 million. As of September 30, 2024, we expect to reclassify a $7 million gain from accumulated other comprehensive income into our consolidated statements of income over the next twelve months.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

9.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by hierarchy level:

	September 30, 2024
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$10	$—	$10
Interest rate - designated as cash flow hedges	—	11	—	11
Derivative instruments, assets	$—	$21	$—	$21

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Derivative instruments, assets
Commodity(a)	$—	$24	$—	$24
Interest rate - designated as cash flow hedges	—	18	—	18
Derivative instruments, assets	$—	$42	$—	$42
(a)Derivative instruments are recorded on a net basis in our consolidated balance sheet. See Note 8.
As of September 30, 2024, our commodity derivatives include three-way collars and two-way collars. These instruments are measured at fair value using either a Black-Scholes or a modified Black-Scholes Model. For three-way collars and two-way collars, inputs to the models include commodity prices and implied volatility and are categorized as Level 2 because predominantly all assumptions and inputs are observable in active markets throughout the term of the instruments.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes financial instruments, excluding receivables, commercial paper borrowings, payables and derivative financial instruments, and their reported fair values by individual balance sheet line item at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets
Other noncurrent assets	$10	$32	$9	$27
Total financial assets	$10	$32	$9	$27
Financial liabilities
Other current liabilities	$80	$123	$80	$126
Long-term debt, including current portion(a)	4,824	4,596	4,961	4,997
Deferred credits and other liabilities	58	60	70	71
Total financial liabilities	$4,962	$4,779	$5,111	$5,194
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
10.    Property, Plant and Equipment

(In millions)	September 30, 2024	December 31, 2023
United States	$16,941	$16,905
International	229	252
Corporate	50	56
Net property, plant and equipment	$17,220	$17,213
As of September 30, 2024 and December 31, 2023, we had no exploratory well costs capitalized greater than one year related to suspended wells.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

11.    Asset Retirement Obligations
Asset retirement obligations primarily consist of estimated costs to remove, dismantle and restore land or seabed at the end of oil and gas production operations. Changes in asset retirement obligations were as follows:

	September 30,
(In millions)	2024	2023
Beginning balance as of January 1	$340	$340
Incurred liabilities, including acquisitions	8	4
Settled liabilities, including dispositions	(9)	(27)
Accretion expense (included in depreciation, depletion and amortization)	12	11
Revisions of estimates	3	12
Ending balance as of September 30, total	$354	$340

Ending balance as of September 30, short-term	$13	$32
12.    Equity Method Investments
During the periods ended September 30, 2024 and December 31, 2023, our equity method investees were considered related parties. Our investments in our equity method investees are summarized in the following table:

(In millions)	Ownership as of September 30, 2024	September 30, 2024	December 31, 2023
EG LNG (a)	56%	$108	$118
Alba Plant LLC (b)	52%	155	153
AMPCO (c)	45%	169	162
Total		$432	$433
(a)EG LNG is engaged in LNG production activity.
(b)Alba Plant LLC processes LPG.
(c)AMPCO is engaged in methanol production activity.
Summarized, 100% combined financial information for equity method investees is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income data:
Revenues and other income	$194	$200	$588	$689
Income from operations	73	77	232	279
Net income	$63	$63	$193	$227
Revenues from related parties were $2 million and $7 million for the three and nine months ended September 30, 2024, respectively, which primarily related to Alba Plant LLC and AMPCO. Revenues from related parties were $6 million and $17 million for the three and nine months ended September 30, 2023, respectively, with the majority related to EG LNG. As a result of the agreement that took effect on January 1, 2024, related party shipping, handling and other operating expense presented on the face of the consolidated statements of income represents compensation to EG LNG for liquefaction, storage and product handling services.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Cash received from equity investees is classified as dividends or return of capital on the Consolidated Statements of Cash Flows. Dividends from equity method investees are reflected in the Operating activities section in Equity method investments, net while return of capital is reflected in the Investing activities section. Dividends and return of capital received by us totaled $29 million and $106 million during the three and nine months ended September 30, 2024 and $47 million and $296 million during the three and nine months ended September 30, 2023, respectively.
Current receivables from related parties were $34 million at September 30, 2024, which primarily related to EG LNG. Current receivables from related parties were $24 million at December 31, 2023, which primarily related to EG LNG and Alba Plant LLC. Payables to related parties were $15 million and $6 million at September 30, 2024 and December 31, 2023, respectively, with the majority related to EG LNG in both periods.

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

(In millions)	Operating Lease Future Cash Receipts
2024	$2
2025	6
2026	6
2027	6
2028	6
Thereafter	35
Total undiscounted cash flows	$61
13.    Stockholders’ Equity
Our Board of Directors has authorized a share repurchase program. During the first nine months of 2024, we repurchased approximately 19 million shares of our common stock pursuant to the share repurchase program at a cost of $516 million. Our remaining share repurchase authorization was approximately $1.8 billion at September 30, 2024. Purchases under our repurchase program are made at our discretion and may be in either open market transactions, including block purchases, or in privately negotiated transactions using cash on hand, cash generated from operations or proceeds from potential asset sales. This program may be changed based upon our financial condition or changes in market conditions and is subject to termination prior to completion.
Upon the announcement of the Merger Agreement, we suspended our stock repurchase activity as we are subject to certain restrictions to our ability to repurchase, redeem or otherwise acquire our capital stock.

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

14.    Incentive Based Compensation
Stock options and restricted stock units
The following table presents a summary of activity for the first nine months of 2024:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,004,304	$31.38	3,514,405	$22.07
Granted	—	—	2,100,923	24.67
Exercised/Vested	(13,889)	10.47	(1,787,035)	19.40
Canceled	(649,764)	33.78	(153,072)	24.22
Outstanding at September 30, 2024	340,651	$27.64	3,675,221	$24.76
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
Stock-based performance unit awards
During the first nine months of 2024, we granted 261,459 stock-based performance units to eligible officers, which are settled in shares. The weighted average grant date fair value per unit was $28.45. During the first nine months of 2024, we stock settled the units related to the 2021 grant. At September 30, 2024, there were 650,966 outstanding stock-based performance units to be settled in shares to officers.
During the first nine months of 2024, we also granted 261,459 stock-based performance units to eligible officers, which are settled in cash. At the grant date for these performance units, each unit represents the value of one share of our common stock. The fair value of each cash-settled performance unit was $26.96 as of September 30, 2024. During the first nine months of 2024, we also cash settled the units related to the 2022 grant. At September 30, 2024, there were 483,923 units outstanding of the stock-based performance unit awards to be settled in cash to officers.
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

(In millions)	September 30, 2024	December 31, 2023
Crude oil, NGLs and natural gas, including LNG	$13	$14
Supplies and other items	153	172
Inventories	$166	$186
16.    Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2024	2023
Included in operating activities:
Interest paid (a)	$181	$251
Income taxes paid, net of refunds	$67	$103
Noncash investing activities:
Increase in asset retirement costs	$11	$16
(a)The decrease in interest paid during the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to reductions in interest paid on borrowings under both the Term Loan Facility and Revolving Credit Facility.
Other noncash investing activities include accrued capital expenditures for the nine months ended September 30, 2024 and 2023 of $130 million and $125 million, respectively.
17.    Commitments and Contingencies
Various groups, including the State of North Dakota and the Mandan, Hidatsa and Arikara Nation or MHA Nation, also known as the Three Affiliated Tribes of the Fort Berthold Indian Reservation (the “Three Affiliated Tribes”) represented by the Bureau of Indian Affairs (the “BIA”), have been involved in a dispute regarding the ownership of certain lands underlying the Missouri River and Little Missouri River (the “Disputed Land”) from which we currently produce. As a result, as of September 30, 2024, we have a $125 million current liability in suspended royalty and working interest revenue, including interest, of which $104 million was included within accounts payable and $21 million related to accrued interest was included within other current liabilities on our consolidated balance sheet. Additionally, we have a long-term receivable of $30 million for capital and expenses. The United States Department of the Interior (“DOI”) has addressed the United States’ position with respect to this dispute several times in recent years with conflicting opinions. In January 2017, the DOI issued an opinion that the Disputed Land is held in trust for the Three Affiliated Tribes, then in June 2018 and May 2020 the DOI issued opinions concluding that the State of North Dakota held title to the Disputed Land. Most recently, on February 4, 2022, the DOI issued an opinion (“M-Opinion”) concluding that the Disputed Land is held in trust for the Three Affiliated Tribes. While the M-Opinion is binding on all agencies within the DOI, it is not legally binding on third parties, including Marathon Oil, the State of North Dakota, or a court. Given the uncertainty in matters such as these, we are unable to predict the ultimate outcome of this matter at this time; however, we believe the resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

MARATHON OIL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

We received Notices of Violation (“NOVs”) from the EPA related to alleged violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. To fully resolve this matter, on July 10, 2024, we entered into a consent decree with the EPA and Department of Justice, which was entered by the court on September 17, 2024. The consent decree requires the completion of mitigation projects, implementation of specific injunctive relief and payment of a $65 million civil penalty, with substantially all of that civil penalty accrued in our quarterly report for the period ending March 31, 2024. In October 2024, we paid the $65 million civil penalty in full. In 2022, we began early implementation of the injunctive requirements, which are scheduled to be completed in 2025 for a total cost of approximately $177 million, over 70% of which has been incurred or included in the 2024 capital budget with the remaining amount to be spent by the end of 2025. The consent decree contains a detailed compliance schedule with deadlines for achievement of milestones through at least 2026 and requirements for ongoing permitting, inspection and monitoring, maintenance, auditing, and reporting. We do not admit liability regarding any of the allegations in the complaint associated with the consent decree and elected to resolve the allegations in a negotiated settlement rather than litigation.
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
At September 30, 2024, accrued liabilities for remediation relating to environmental laws and regulations were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
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
The agreements to process the third-party Alen Unit gas required the execution of third-party guarantees by Marathon Oil in favor of the Alen Unit’s owners. Two separate guarantees were executed during the second quarter of 2020; one for a maximum of approximately $91 million pertaining to the payment obligations of Equatorial Guinea LNG Operations, S.A. and another for a maximum of $25 million pertaining to the payment obligations of Alba Plant LLC. Payment by us would be required if any of those entities fails to honor its payment obligations pursuant to the relevant agreements with the owners of the Alen Unit. Certain owners of the Alen Unit, or their affiliates, are also direct or indirect shareholders in Equatorial Guinea LNG Operations, S.A. and Alba Plant LLC. Each guarantee expires no later than December 31, 2027. We measured these guarantees at fair value using the net present value of premium payments we expect to receive from our investees. Our liability for these guarantees was approximately $4 million as of September 30, 2024. Each of Equatorial Guinea LNG Operations, S.A. and Equatorial Guinea LNG Train 1, S.A. provided us with a pledge of its receivables as recourse against any payments we may make under the guaranty of Equatorial Guinea LNG Operations, S.A.’s performance.

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
On July 11, 2024, Marathon Oil and ConocoPhillips each received a request for additional information and documentary materials (together, the “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the Merger. Issuance of the Second Request extends the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended until 30 days after Marathon Oil and ConocoPhillips have substantially complied with the Second Request, unless that period is terminated sooner by the FTC. Marathon Oil and ConocoPhillips will continue to work cooperatively with the FTC in its review of the Merger.
On August 29, 2024, the Company’s stockholders approved and adopted the Merger Agreement at a special meeting of stockholders. Completion of the Merger remains subject to certain conditions, including certain governmental and regulatory approvals. The Merger is currently expected to close late in the fourth quarter of 2024; however, no assurance can be given as to when, or if, the Merger will occur.
In association with the Merger, for the three and nine months ended September 30, 2024, we have incurred transaction costs of $6 million and $16 million, respectively, which are recorded as general and administrative expense in the consolidated statements of income. We expect to incur additional costs as the Merger progresses. Transaction costs consist primarily of third party legal and banking fees.
If the Merger is consummated, Marathon Oil’s common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act, and Marathon Oil will cease to be a publicly traded company.

Additionally, the Merger Agreement imposes restrictions on our business and operations during the pendency of the Merger. While we do not believe those restrictions are unduly burdensome, they may delay or prevent us from taking actions we could otherwise take. Accordingly, our results of operations from before the Merger Agreement may not be comparable to results of operations since we entered into the Merger Agreement. See Note 1 to the consolidated financial statements for additional information on the Merger and Part II, Item 1A. Risk Factors for a discussion of risks related to the Merger.
Financial and operational results
•Our net income was $287 million in the third quarter of 2024 as compared to net income of $453 million in the same period last year. Included in our financial results for the current quarter:
◦Revenue from contracts with customers in our US segment decreased $85 million in the third quarter of 2024 compared to the same period in 2023. The primary drivers of the decrease were lower crude and natural gas price realizations, partially offset by increased crude sales volumes.
◦In our International segment we realized revenue of $72 million in the third quarter of 2024 from shipments of LNG with global pricing linkage that began in 2024. Refer to Operations below for additional information.
◦Received EG dividend distribution and return of capital totaling $29 million.
◦Shipping, and handling and other operating, including related party expense and depreciation, depletion and amortization expense increased by $40 million and $44 million, respectively, in the third quarter of 2024 compared to the same period in 2023. The increase in shipping, handling and other operating, including related party expense was driven primarily by EG LNG processing LNG for a tolling fee and profit share, and an increase in purchases of commodity volumes for resale to satisfy transportation commitments. The increase in DD&A was driven by increased net sales volumes in our US segment during the quarter.
◦Provision for income taxes increased $52 million compared to the same quarter last year. The primary driver of the increase was a $75 million deferred tax valuation allowance recorded against foreign tax credits expiring in future periods, partially offset by lower income before income taxes. See Critical Accounting Estimates section below and Note 6 to the consolidated financial statements for additional information.
•We reduced our long-term debt and commercial paper outstanding. During the third quarter of 2024, we redeemed $400 million of bonds outstanding. In addition, for the nine months ended September 30, 2024, we had $270 million in net repayments of commercial paper and as of September 30, 2024, we have $180 million in remaining outstanding commercial paper borrowings. See Cash Flows section below and Note 7 to the consolidated financial statements for further information.
Outlook
Capital Budget
In February 2024, we announced a 2024 capital budget of $1.9 billion to $2.1 billion. The terms of the Merger Agreement restrict us from certain expansions to our capital budget.
Due to an increase in our production during the third quarter of 2024, we are raising the midpoint of our annual oil production guidance to 192 mbopd from our previously announced midpoint oil production guidance of 190 mbopd. In addition, we are raising the midpoint of our annual oil equivalent production guidance to 393 mboed from our previously announced midpoint oil equivalent production guidance of 390 mboed.
Operations
The following table presents a summary of our sales volumes for each of our segments. Refer to Results of Operations for a price-volume analysis for each of the segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
United States (mboed)	379	369	3%	353	356	(1)%
International (mboed)	37	53	(30)%	41	51	(20)%
Total (mboed)	416	422	(1)%	394	407	(3)%

United States
The following tables provide additional details regarding net sales volumes, sales mix and operational drilling activity for our significant operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Equivalent Barrels (mboed)
Eagle Ford	166	158	5%	149	153	(3)%
Bakken	115	121	(5)%	109	108	1%
Permian	56	42	33%	50	43	16%
Oklahoma	40	46	(13)%	43	50	(14)%
Other United States	2	2	—%	2	2	—%
Total United States	379	369	3%	353	356	(1)%

	Three Months Ended September 30, 2024
Sales Mix - U.S. Resource Plays	Eagle Ford	Bakken	Permian	Oklahoma	Total
Crude oil and condensate	52%	62%	55%	18%	52%
NGLs	25%	23%	24%	32%	25%
Natural gas	23%	15%	21%	50%	23%

	Three Months Ended September 30,		Nine Months Ended September 30,
Drilling Activity - U.S. Resource Plays (a)	2024	2023	2024	2023
Gross Operated
Eagle Ford:
Wells drilled to total depth	23	18	105	83
Wells brought to sales	34	38	124	123
Bakken:
Wells drilled to total depth	22	19	66	64
Wells brought to sales	27	25	62	65
Permian:
Wells drilled to total depth	6	5	24	19
Wells brought to sales	9	9	34	25
Oklahoma:
Wells drilled to total depth	—	7	5	11
Wells brought to sales	13	4	13	9
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
In 2024, our initial sales of LNG under this new contract occurred. For the three months ended September 30, 2024, our net sales volumes of LNG were 72 mmcfd, at an average realized price of $10.76 per mcf. We recorded $72 million in revenue for these sales, and incurred expense of $18 million to EG LNG for their services. We recorded $39 million in income from equity method investments for the period and International segment income of $95 million. We also held a positive balance of LNG inventory at quarter end, that was included in our October sales.
For the nine months ended September 30, 2024, our net sales volumes of LNG were 86 mmcfd, at the average realized price of $8.76 per mcf. We recorded $207 million in revenue for these sales, and incurred expense of $45 million to EG LNG for their services. We recorded $104 million in income from equity method investments for the period and International segment income of $256 million.
In 2024, due to the expected arbitrage between LNG and methanol pricing, we have chosen to optimize our E.G. integrated gas operations by redirecting a portion of Alba field natural gas from AMPCO to the LNG production facility operated by EG LNG.
The table below provides details regarding net sales volumes for our operations within this segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Sales Volumes	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Crude and oil condensate (mbbld)	9	11	(18)%	9	10	(10)%
NGLs (mbbld)	5	6	(17)%	5	6	(17)%
Natural gas, sold as gas (mmcfd)	66	217	(70)%	75	212	(65)%
Natural gas, sold as LNG (mmcfd)	72	—	—%	86	—	—%
Total natural gas (mmcfd)	138	217	(36)%	161	212	(24)%
Total International (mboed)	37	53	(30)%	41	51	(20)%
Equity Method Investees
LNG (mtd)(a)	—	1,670	(100)%	129	1,831	(93)%
Methanol (mtd)	674	1,208	(44)%	854	1,210	(29)%
Condensate and LPG (boed)	6,369	8,264	(23)%	6,665	7,896	(16)%
(a)LNG sales from equity method investees in 2024 represents final residual volumes sold under the contract terms in place prior to January 1, 2024.

Market Conditions
Commodity prices are the most significant factor impacting our revenues, profitability, operating cash flows, the amount of capital we invest in our business, redemption of our debt and payment of dividends. Commodity prices experienced significant volatility in 2022 after the Russia/Ukraine conflict began and this has continued into 2024. Events in the Middle East have added further volatility to energy prices and the outlook for that region remains extremely uncertain. Further, uncertainty around Chinese demand continues to exacerbate volatility as sluggish demand is countered by reports of fiscal stimulus. Economic headwinds should diminish moving forward as inflation has moderated and interest rates have started to fall. We expect commodity price volatility to continue given the complex global dynamics of supply and demand that exist in the market. Refer to Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K for further discussion on how volatility in commodity prices could impact us.

United States
The following table presents our average price realizations and the related benchmarks for crude oil and condensate, NGLs and natural gas for the third quarter and first nine months of 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Average Price Realizations(a)
Crude oil and condensate (per bbl)	$73.92	$80.90	(9)%	$76.08	$76.13	—%
NGLs (per bbl)	20.40	21.37	(5)%	21.20	21.29	—%
Natural gas (per mcf)	1.45	2.28	(36)%	1.61	2.38	(32)%
Benchmarks
WTI crude oil average of daily prices (per bbl)	$75.27	$82.22	(8)%	$77.61	$77.28	—%
Magellan East Houston (“MEH”) crude oil average of daily prices (per bbl)	77.36	84.00	(8)%	79.72	76.14	5%
Mont Belvieu NGLs (per bbl)(b)	21.37	23.13	(8)%	22.63	22.99	(2)%
Henry Hub natural gas settlement date average (per mmbtu)	2.16	2.55	(15)%	2.10	2.69	(22)%
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

International (E.G.)
The following table presents our average price realizations and the related benchmark for crude oil and natural gas for the third quarter and first nine months of 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Average Price Realizations
Crude oil and condensate (per bbl)	$61.68	$64.30	(4)%	$60.83	$59.33	3%
NGLs (per bbl)	1.00	1.00	—%	1.00	1.00	—%
Natural gas, sold as gas (per mcf)	0.24	0.24	—%	0.24	0.24	—%
Natural gas, sold as LNG (per mcf)	10.76	—	—%	8.76	—	—%
Average total natural gas (per mcf)	5.75	$0.24	2,296%	4.79	0.24	1,896%
Benchmark
Brent (Europe) crude oil (per bbl) (a)	$79.84	$86.66	(8)%	$82.05	$82.05	—%
TTF (Europe) natural gas (per mmbtu) (b)	11.51	10.80	7%	10.12	12.93	(22)%
JKM (East Asia) natural gas (per mmbtu) (c)	13.17	12.57	5%	11.29	13.85	(18)%
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
In addition to processing Alba Unit gas, Alba Plant LLC and EG LNG process third-party gas from the Alen field under a combination of a tolling and a market linked profit-sharing arrangement, the benefits of which are included in our respective share of income from equity method investees. This profit-sharing arrangement provides additional exposure to global LNG market prices.

Results of Operations
Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023
Revenues from contracts with customers are presented by segment in the table below:

	Three Months Ended September 30,
(In millions)	2024	2023
Revenues from contracts with customers
United States	$1,615	$1,700
International	126	71
Segment revenues from contracts with customers	$1,741	$1,771
Below is a price/volume analysis for each segment. Refer to the preceding Operations and Market Conditions sections for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Three Months Ended September 30, 2023	Price Realizations	Net Sales Volumes	Three Months Ended September 30, 2024
United States Price/Volume Analysis
Crude oil and condensate	$1,408	$(127)	$69	$1,350
NGLs	177	(8)	8	177
Natural gas	112	(39)	(4)	69
Other sales(a)	3			19
Total	$1,700			$1,615
International Price/Volume Analysis
Crude oil and condensate	$64	$(2)	$(9)	$53
NGLs	1	(1)	—	—
Natural gas, sold as gas	5	—	(4)	1
Natural gas, sold as LNG	—	72	—	72
Natural gas	5	72	(4)	73
Other sales	1			—
Total	$71			$126
(a)Includes revenue from commodity volumes purchased for resale.
Net gain on commodity derivatives in the third quarter of 2024 was $9 million, compared to a net gain of $1 million for the same period in 2023. We have commodity derivative contracts that settle against the NYMEX WTI and Henry Hub indexes. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 8 to the consolidated financial statements for further information.
Production expense increased $31 million in the third quarter of 2024, when compared to the same period in 2023, primarily due to increased workover activities in our U.S. segment and increased costs associated with higher net sales volumes in our U.S. segment.
The following table provides production expense and production expense rates for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$209	$173	21%	$5.97	$5.07	18%
International	$14	$19	(26)%	$4.16	$3.99	4%

Shipping, handling and other operating increased $40 million in the third quarter of 2024 when compared to the same period in 2023, due to increases in purchases of commodity volumes for resale to satisfy transportation commitments and increases in related party shipping, handling and other operating expense due to the new agreement that became effective in January 2024, whereby EG LNG processes LNG for a tolling fee and profit share.
Depreciation, depletion and amortization
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Three Months Ended September 30,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$611	$570	7%	$17.51	$16.74	5%
International	$11	$12	(8)%	$2.82	$2.39	18%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income decreased $14 million in the third quarter of 2024 primarily due to lower sales revenue in our U.S. segment, when compared to the same period in 2023.
General and administrative expenses increased $16 million in the third quarter of 2024 primarily due to increases in legal service expenses associated with the Merger, and an increase in the annual employee bonus accrual estimated to payout at the maximum percentage as a result of the Merger.
Net interest and other decreased $17 million in the third quarter of 2024 primarily due to the full repayment of the remaining outstanding borrowings of $1.2 billion on the Term Loan Facility in the first quarter of 2024 and the subsequent issuance of our 2029 Notes and 2034 Notes at lower interest rates. See Note 7 to the consolidated financial statements for further information.
Provision for income taxes increased $52 million in the third quarter of 2024 primarily due to a $75 million deferred tax valuation allowance against foreign tax credits expiring in future periods, partially offset by a decrease in income before income taxes for the current quarter when compared to the same period in 2023. See Note 6 to the consolidated financial statements for further information.
Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Three Months Ended September 30,
(In millions)	2024	2023
United States	$362	$505
International	95	62
Segment income	457	567
Items not allocated to segments, net of income taxes	(170)	(114)
Net income	$287	$453
United States segment income in the third quarter of 2024 was $362 million of income versus $505 million of income for the same period in 2023. The decrease in segment income is a result of the variances described above.
International segment income in the third quarter of 2024 was $95 million of income versus $62 million of income for the same period in 2023. The increase was primarily due to increased revenue from new LNG sales indexed to global prices, partially offset by increased provision for income taxes as a result of increased revenue, and increased shipping and handling costs associated with LNG processing and liquefaction.

Items not allocated to segments, net of income taxes in the third quarter of 2024 was a loss of $170 million versus a loss of $114 million for the same period in 2023. The increase in loss was primarily due to an increased provision for income taxes due to a $75 million valuation allowance booked in the third quarter of 2024 and variances in general and administrative expense described above. The increase in loss was partially offset by decreases in net interest and other, described above, and a net unrealized gain on commodity derivatives in the third quarter of 2024, when compared to the same period in 2023.
Results of Operations
Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Revenues from contracts with customers are presented by segment in the table below:

	Nine Months Ended September 30,
(In millions)	2024	2023
Revenues from contracts with customers
United States	$4,588	$4,643
International	357	179
Segment revenues from contracts with customers	$4,945	$4,822
Below is a price/volume analysis for each segment. Refer to Operations and Market Conditions for additional detail related to our net sales volumes and average price realizations.

		Increase (Decrease) Related to
(In millions)	Nine Months Ended September 30, 2023	Price Realizations	Net Sales Volumes	Nine Months Ended September 30, 2024
United States Price/Volume Analysis
Crude oil and condensate	$3,788	$(2)	$60	$3,846
NGLs	502	(2)	(9)	491
Natural gas	337	(106)	(11)	220
Other sales(a)	16			31
Total	$4,643			$4,588
International Price/Volume Analysis
Crude oil and condensate	$160	$3	$(21)	$142
NGLs	2	—	(1)	1
Natural gas, sold as gas	14	—	(9)	5
Natural gas, sold as LNG	—	207	—	207
Natural gas	14	207	(9)	212
Other sales	3			2
Total	$179			$357
(a)Includes revenue from commodity volumes purchased for resale.
Net gain (loss) on commodity derivatives in the first nine months of 2024 was a net loss of $14 million, compared to a net gain of $19 million for the same period in 2023. We have commodity derivative contracts that settle against the NYMEX WTI and Henry Hub indexes. We record commodity derivative gains/losses as the index pricing and forward curves change each period. See Note 8 to the consolidated financial statements for further information.
Income from equity method investments decreased $36 million for the first nine months of 2024, primarily due to decreased revenue as EG LNG no longer markets LNG directly as a result of the new agreement that became effective in January 2024, in addition to lower sales volume by our equity method investees during the first nine months of 2024.
Other income for the first nine months of 2024 decreased by $15 million compared to the same period in 2023, primarily due to fair value adjustments on liabilities assumed from acquisitions.
Production expenses for the first nine months of 2024 increased by $53 million compared to the same period in 2023, primarily due to increased workover activities in our U.S segment.

The following table provides production expense and production expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Production Expense and Rate	Expense			Rate
United States	$608	$542	12%	$6.30	$5.58	13%
International	$52	$65	(20)%	$4.60	$4.69	(2)%
Shipping, handling and other operating expenses increased $61 million in the first nine months of 2024, when compared to the same period in 2023, due to increased shipping and handling expenses as a result of the new agreement that became effective in January 2024, whereby EG LNG no longer markets LNG directly but instead processes LNG for a tolling fee and profit share which we record as related party shipping, handling and other operating expense.
Exploration expenses include unproved property impairments, dry well costs, geological and geophysical and other costs. In the first nine months of 2024, exploration expenses decreased $16 million when compared to the same period in 2023, primarily due to decreases in impairments of unproved leases and decreases in dry well expense in Permian. See Note 5 to the consolidated financial statements for further information.
Depreciation, depletion and amortization
Our segments apply the units-of-production method to the majority of their assets, including capitalized asset retirement costs; therefore volumes have an impact on DD&A expense. The following table provides DD&A expense and DD&A expense rates for each segment:

	Nine Months Ended September 30,
($ in millions; rate in $ per boe)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
DD&A Expense and Rate	Expense			Rate
United States	$1,673	$1,622	3%	$17.32	$16.70	4%
International	$31	$34	(9)%	$2.74	$2.40	14%
Taxes other than income include production, severance and ad valorem taxes, primarily in the U.S., which tend to increase or decrease in relation to revenue and sales volumes. Taxes other than income increased $47 million in the first nine months of 2024 primarily due to a nonrecurring Eagle Ford severance tax refund of $47 million related to prior years recorded in the first nine months of 2023.
General and administrative expenses increased $48 million in the first nine months of 2024, primarily due to increases in legal service expenses associated with the Merger, and an increase in the annual employee bonus accrual estimated to payout at the maximum percentage as a result of the Merger.
Net interest and other decreased $42 million in the first nine months of 2024 primarily due to the repayment of $300 million of the outstanding borrowings on the Term Loan Facility in the fourth quarter of 2023, the full repayment of the remaining outstanding borrowings of $1.2 billion on the Term Loan Facility in the first quarter of 2024 and the subsequent issuance of our 2029 Notes and 2034 Notes at lower interest rates. Additionally, beginning in the third quarter of 2023, we transitioned our credit facility borrowings to commercial paper borrowings at lower interest rates. See Note 7 to the consolidated financial statements for further information.
Provision for income taxes increased $46 million in the first nine months of 2024 primarily due to a $75 million deferred tax valuation allowance against foreign tax credits expiring in future periods, partially offset by a decrease in income before income taxes for the first nine months of 2024 when compared to the same period in 2023. See Note 6 to the consolidated financial statements for further information.

Segment Income
Segment income represents income that excludes certain items not allocated to our operating segments, net of income taxes. See Note 5 to the consolidated financial statements for further details regarding items not allocated to the operating segments.
The following table reconciles segment income to net income:

	Nine Months Ended September 30,
(In millions)	2024	2023
United States	$1,075	$1,295
International	256	181
Segment income	1,331	1,476
Items not allocated to segments, net of income taxes	(398)	(319)
Net income	$933	$1,157
United States segment income for the first nine months of 2024 was $1.1 billion of income versus $1.3 billion of income for the same period in 2023. The decrease in segment income is a result of the variances described above.
International segment income for the first nine months of 2024 was $256 million of income versus $181 million of income for the same period in 2023. The increase was primarily due to increased revenue from new LNG sales indexed to global prices, partially offset by increased income tax as a result of increased revenue, and increased shipping and handling costs associated with LNG processing and liquefaction.
Items not allocated to segments, net of income taxes for the first nine months of 2024 was $398 million of loss versus $319 million of loss for the same period in 2023. The increase in loss was primarily due to an increased provision for income taxes due to a $75 million valuation allowance booked in the first nine months of 2024 and variances in general and administrative expense described above. The increase in loss was partially offset by decreases in net interest and other and exploration expense, described above, in the first nine months of 2024 when compared to the same period in 2023.
Critical Accounting Estimates
Other than the item set forth below, there have been no other material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Estimates disclosed in our Form 10-K for the year ended December 31, 2023.
Income Taxes
We have recorded deferred tax assets and liabilities, measured at enacted tax rates, for temporary differences between book basis and tax basis, tax credit carryforwards and operating loss carryforwards. In accordance with U.S. GAAP, we routinely assess the realizability of our deferred tax assets and reduce such assets to the expected realizable amount by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for additional or adjustments to existing valuation allowances, we consider all available positive and negative evidence. Positive evidence includes reversals of temporary differences, forecasts of future taxable income, assessment of future business assumptions and applicable tax planning strategies that are prudent and feasible. Negative evidence includes losses in recent years, as well as the forecasts of future losses in the realizable period. In making our assessment regarding valuation allowances, we weigh the evidence based on objectivity.
We base our future taxable income estimates on projected financial information which we believe to be reasonably likely to occur. Numerous judgments and assumptions are inherent in the estimation of future taxable income, including factors such as future operating conditions and the assessment of the effects of foreign taxes on our U.S. federal income taxes. Future operating conditions can be affected by numerous factors, including (i) future prices for crude oil and condensate, NGLs and natural gas, including LNG, (ii) estimated quantities of crude oil and condensate, NGLs and natural gas, including LNG, (iii) expected timing of production, and (iv) future capital requirements. An estimate of the sensitivity to changes in assumptions resulting in future taxable income calculations is not practicable, given the numerous assumptions that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices on future taxable income would likely be partially offset by lower capital expenditures.

Based on the assumptions and judgments described above, during the third quarter of 2024, as a result of continued volatility in commodity prices and corresponding impacts to projections of future taxable income, we recorded a $75 million deferred tax valuation allowance against foreign tax credits expiring in future periods. We continue to assess whether the balance of the valuation allowance is appropriate on a quarterly basis particularly given the expiring nature of foreign tax credits in years 2025 through 2026. If we experience sustained lower commodity prices that impact the performance of future earnings, it is reasonably possible that within the next 12 months sufficient negative evidence may exist that will require us to establish additional valuation allowance on our deferred tax assets that we do not expect to realize. See Note 6 to the consolidated financial statements for further detail.
Cash Flows
The following table presents sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
(In millions)	2024	2023
Sources of cash and cash equivalents
Net cash provided by operating activities	$3,054	$3,007
Borrowings	1,200	200
Proceeds from commercial paper borrowings, net	—	450
Proceeds from revolving credit facility	450	1,018
Equity method investments - return of capital	10	57
Other	11	—
Total sources of cash and cash equivalents	$4,725	$4,732
Uses of cash and cash equivalents
Capital expenditures	$(1,726)	$(1,673)
Change in capital accrual	44	14
Debt repayments	(1,600)	(401)
Repayments of revolving credit facility	(450)	(1,468)
Repayments of commercial paper borrowings, net	(270)	—
Shares repurchased under buyback programs	(516)	(1,121)
Dividends paid	(188)	(186)
Withholding tax on stock-based incentive awards	(19)	(31)
Acquisition, net of cash acquired	(4)	(15)
Other	(17)	(11)
Total uses of cash and cash equivalents	$(4,746)	$(4,892)
Sources of cash and cash equivalents
Cash flows generated from operating activities during the first nine months of 2024 were 2% higher compared to the same period in 2023, primarily due to a working capital inflow in the first nine months of 2024 compared to a working capital outflow during the same period in 2023, offset by lower net income during the first nine months of 2024 compared to the same period in 2023.
On March 28, 2024, we completed a public offering of $1.2 billion aggregate principal amount of unsecured senior notes (2029 Notes and 2034 Notes). Net proceeds received totaled approximately $1.2 billion and together with cash on hand were used to repay $1.2 billion outstanding borrowings under our Term Loan Facility. See Note 7 to the consolidated financial statements and Liquidity and Capital Resources section below for further information.
During the first nine months of 2024, we borrowed and repaid $450 million under our Revolving Credit Facility. However, as of September 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility. In addition, we utilize our commercial paper program to fund our short-term working capital requirements. During the first nine months of 2024, we had $270 million in net repayments of commercial paper and as of September 30, 2024, we have $180 million in remaining outstanding commercial paper borrowings see Note 7 to the consolidated financial statements and Liquidity and Capital Resources section below for further information.

Uses of cash and cash equivalents
During the first nine months of 2024, we repurchased approximately 19 million shares of our common stock pursuant to the share repurchase program at a cost of $516 million and paid dividends of $188 million.
Additionally, during the first nine months of 2024, using short-term borrowings, we redeemed $400 million of our outstanding bonds that are part of the $1.0 billion Parish of St. John The Baptist, State of Louisiana Revenue Refunding Bonds (Marathon Oil Corporation Project) Series 2017. See Note 7 to the consolidated financial statements and Liquidity and Capital Resources section below for further information.
The following table shows capital expenditures by segments:

	Nine Months Ended September 30,
(In millions)	2024	2023
United States	$1,712	$1,661
International	7	3
Not allocated to segments	7	9
Total capital expenditures	$1,726	$1,673
Liquidity and Capital Resources
The following liquidity and capital resources discussion is qualified in its entirety by the limitations contained in the Merger Agreement. Under the Merger Agreement, we are subject to restrictions and limitations that, among other things, preclude us from assuming additional debt, issuing additional equity or debt, making certain capital expenditures and executing certain asset transactions, and entering certain merger, liquidation or disposition transactions. Upon completion of the Merger and on the closing date, we will terminate all commitments under our Revolving Credit Facility and repay in full all obligations, if any, with respect to our Revolving Credit Facility and commercial paper program.
Capital Resources and Available Liquidity
Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, capital market transactions, our Revolving Credit Facility and our commercial paper program. At September 30, 2024, we had approximately $2.5 billion of liquidity consisting of $134 million in cash and cash equivalents and $2.4 billion available under our Revolving Credit Facility. Under the Merger Agreement, however, we are not permitted to exceed an aggregate $1.5 billion in outstanding borrowings under our commercial paper program or Revolving Credit Facility except in emergency situations provided that we notify ConocoPhillips of any such borrowings as soon as reasonably practicable.
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
As of September 30, 2024, we had $4.6 billion of total long-term debt outstanding. In addition, as of September 30, 2024, we had outstanding commercial paper borrowings of $180 million.
As of September 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility. Our Revolving Credit Facility includes a covenant requiring that our total debt to total capitalization ratio not exceed 65% as of the last day of the fiscal quarter. Our total debt-to-capital ratio was 22% at September 30, 2024. See Note 7 to the consolidated financial statements for further information.
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
Capital Requirements
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program, however, upon the announcement of the Merger Agreement, we suspended our stock repurchase activity as we are subject to certain restrictions to our ability to repurchase, redeem or otherwise acquire our capital stock. Our remaining authorization at September 30, 2024 was approximately $1.8 billion.
Dividends
On October 30, 2024, our Board of Directors approved a dividend of $0.11 per share payable December 10, 2024 to stockholders of record at the close of business on November 15, 2024. Pursuant to the terms of the Merger Agreement, we are prevented from increasing our quarterly per share dividend in excess of $0.11 per quarter.
Income Taxes
As described in Note 6 to the consolidated financial statements, the IRA was signed into law during 2022. Under current law and guidance, we are subject to the corporate book minimum tax in 2024. In September 2024, the IRS issued proposed regulations on the corporate book minimum tax. We have reviewed the proposed regulations and do not expect any material changes to our calculation for 2024. In addition, in September 2024, estimated tax payment relief for the 2024 corporate book minimum tax was granted through the end of the year. As further guidance is issued, we will continue to evaluate and assess the impact the IRA may have on our current and future period income taxes.

Other Contractual Cash Obligations
As of September 30, 2024, material changes to our contractual cash obligations compared to December 31, 2023 include the previously discussed addition of $1.2 billion in senior notes, the full repayment of $1.2 billion outstanding borrowings under our Term Loan Facility and the $400 million purchase of our outstanding bonds. In addition, we repaid $270 million of net outstanding commercial paper borrowings.
As described in Note 17 to the consolidated financial statements, we entered into a consent decree with the EPA and Department of Justice that included a civil penalty of $65 million, which was paid in full in October 2024.
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
◦the risk that ConocoPhillips or Marathon Oil will be unable to retain and hire key personnel and maintain relationships with their suppliers and customers; the risk associated with the timing of the closing of the Merger, including the risk that the conditions to the Merger are not satisfied on a timely basis or at all or the failure of the Merger to close for any other reason or to close on the anticipated terms, including the anticipated tax treatment;
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
Commodity Price Risk
As of September 30, 2024, we had open commodity derivatives related to crude oil and natural gas. Based on the September 30, 2024 published NYMEX WTI and natural gas futures prices, a hypothetical 10% change (per bbl for crude oil and per MMBtu for natural gas) would change the fair values of our commodity derivative positions to the following:

(In millions)	Fair Value at September 30, 2024	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Derivative asset - Crude Oil	$8	$1	$26
Derivative asset (liability) - Natural Gas	2	(3)	7
Total	$10	$(2)	$33
Interest Rate Risk
At September 30, 2024, our portfolio of current and long-term debt is comprised of floating rate debt and fixed-rate instruments. Our Revolving Credit Facility and commercial paper borrowings are floating rate debt instruments, which exposes us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates. At September 30, 2024, we had no outstanding balance under our Revolving Credit Facility and $180 million outstanding borrowings under our commercial paper program. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under our commercial paper borrowings would have increased our annual interest expense by approximately $2 million. Actual results may vary due to changes in the amount of floating rate debt outstanding.
At September 30, 2024, we had $4.6 billion outstanding borrowings under fixed-rate debt instruments. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed-rate debt portfolio affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value.
At September 30, 2024, we had forward starting interest rate swap agreements with a total notional amount of $295 million designated as cash flow hedges. We utilize cash flow hedges to manage our exposure to interest rate movements by utilizing interest rate swap agreements to hedge variations in cash flows related to the SOFR interest component of future lease payments on our Houston office. A hypothetical 10% change in interest rates would change the fair values of our cash flow hedges to the following as of September 30, 2024:

(In millions)	Fair Value at September 30, 2024	Hypothetical Interest Rate Increase of 10%	Hypothetical Interest Rate Decrease of 10%
Interest rate asset - designated as cash flow hedges	$11	$13	$9
Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this Report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2024.
During the third quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
Notices of Violation
We received Notices of Violation (“NOVs”) from the Environmental Protection Agency (the “EPA”) related to alleged violations of the Clean Air Act with respect to our operations on the Fort Berthold Indian Reservation between 2015 and 2019. To fully resolve this matter, on July 10, 2024, we entered into a consent decree with the EPA and Department of Justice, which was entered by the court on September 17, 2024. The consent decree requires the completion of mitigation projects, implementation of specific injunctive relief, and payment of a $65 million civil penalty, with substantially all of that civil penalty accrued in our quarterly report for the period ending March 31, 2024. In October 2024, we paid the $65 million civil penalty in full. In 2022, we began early implementation of the injunctive requirements, which are scheduled to be completed in 2025 for a total cost of approximately $177 million, over 70% of which has been incurred or included in the 2024 capital budget with the remaining amount to be spent by the end of 2025. The consent decree contains a detailed compliance schedule with deadlines for achievement of milestones through at least 2026 and requirements for ongoing permitting, inspection and monitoring, maintenance, auditing, and reporting. We do not admit liability regarding any of the allegations in the complaint associated with the consent decree and elected to resolve the allegations in a negotiated settlement rather than litigation. We do not believe that the mitigation expenditures, penalties, and injunctive relief that resulted from this settlement will have a material adverse effect on either our business or operations or the previously announced Merger Agreement with ConocoPhillips.
Other than the items set forth above, there have been no significant changes to Item 3. Legal Proceedings in our 2023 Annual Report on Form 10-K. See Note 17 to the consolidated financial statements included in Part I, Item I for a description of such legal and administrative proceedings and Item 3. Legal Proceedings in our 2023 Annual Report on Form 10-K.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (“Q2 2024 Quarterly Report”). There have been no material changes or updates to the risk factors previously disclosed in our 2023 Annual Report on Form 10-K or Q2 2024 Quarterly Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized a share repurchase program. Refer to our 2023 Annual Report on Form 10-K for historical share repurchase program authorizations and repurchase activity through December 31, 2023.
As of September 30, 2024, we have approximately $1.8 billion of authorization remaining under the share repurchase program. There were no shares of our common stock repurchased during the three months ended September 30, 2024. Upon the announcement of the Merger Agreement, we suspended our stock repurchase activity as we are subject to certain restrictions to our ability to repurchase, redeem or otherwise acquire our capital stock.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

November 6, 2024		MARATHON OIL CORPORATION

	By:	/s/ Zach B. Dailey
Zach B. Dailey
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)